Form 10-K
period 1993-12-26
HASBRO INC
filed 1994-03-28
CIK 46080

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 1993 Commission file number 1-6682
                          -----------------                        ------

                                 Hasbro, Inc.
                             --------------------
                             (Name of registrant)

      Rhode Island                                        05-0155090
- ------------------------                              -------------------
(State of Incorporation)                               (I.R.S. Employer
                                                      Identification No.)

              1027 Newport Avenue, Pawtucket, Rhode Island 02861
              --------------------------------------------------
                   (Address of Principal Executive Offices)

                                (401) 431-8697
                                --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
      Title of each class                            on which registered
      -------------------                           ---------------------

Common Stock                                       American Stock Exchange
Preference Share Purchase Rights                   American Stock Exchange
Common Stock Purchase Warrants
 Expiring July 12, 1994                            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] or No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold on March 18, 1994 was $2,865,624,732.

The number of shares of Common Stock outstanding as of March 18, 1994 was 87,977,666.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement for its 1994 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Selected information contained in registrant's Annual Report to Shareholders for the fiscal year ended December 26, 1993, is included as Exhibit 13, and incorporated by reference into Parts I and II of this Report.


                                    PART I

ITEM  1.  BUSINESS
          --------
  (a) General Development of Business
      -------------------------------
  The Company designs, manufactures and markets a diverse line of toy products and related items including games and puzzles, preschool, boys' action and girls' toys, dolls, plush products and infant products, including infant apparel, throughout the world. The Company also licenses various tradenames, characters and other property rights for use in connection with the sale by others of noncompeting toys and non-toy products.

  Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company" means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

  (b) Description of Business Products
      --------------------------------
  The Company designs, manufactures and markets a diverse line of toy products and related items categorized for marketing purposes as follows:

   (i) Infant and Preschool
       --------------------
  The Playskool line of products is specifically designed for preschool children, toddlers and infants.

  The Playskool toy line includes such well known products as Lincoln Logs(R), Tinkertoys(R), Mr. Potato Head(R), In-Line Skates, Play-Doh(R), Raggedy Ann(R) and Raggedy Andy(R) rag dolls, Magic Tea Party(TM), the "Busy" line of toys and electronic items including Alphie(R) II, Talking Barney(R) and Teddy Ruxpin(R). The line also includes toys utilizing the "Sesame Street(R)" character motifs sold domestically and internationally by the Company under licenses from The Children's Television Workshop. New items for 1994 include the Playskool Dollhouse Stable, Magic Smoking Grill(TM), Cool Tools(TM) and 4 in 1 Busy(TM) Center.

  Playskool's line of infant and juvenile items consists of products for very young children, including the Pur(R) line of silicone nipples and pacifiers, bibs and other infant accessories such as the Hugger(R) toothbrush, a full line of health care and safety products, Tommee Tippee(TM) training cups and feeding items, water-filled teething rings, soft toys, rattles, inflatable and squeeze toys and infant apparel including the Scootees(R) line of soft shoes for babies. New products in 1994 include the 1-2-3 High Chair(TM).

   (ii) Promotional Brands
        ------------------
  The Hasbro Toy product line includes innovative new products, traditional classics and contemporary favorites for both boys and girls. In the girls' toy category it offers items including the Cabbage Patch Kids(R) family of dolls and accessories, and the Puppy Surprise(R) line of products. In boys' toys it offers such products as G.I. Joe(R), The TransFormers(R) and the Tonka(R) line of trucks and vehicles, including the Electronic Talk'n Play(TM) Fire Truck(TM). It also offers activity items for both girls and boys including Fashion Plates(R), Fashion Faces(TM), the Fantastic Flowers(R) flower making machine and the Real Power Toolshop(TM). Among its new introductions for 1994 in the girls' line are the Fantastic Sticker Maker(TM), Treasure Rocks(TM) and the Make-up Beauty(TM) doll. In boys' toys, new introductions include the Stargate(TM) and Street Fighter(TM) action figures.

  Kenner Products offers a wide range of products. A leader in toys tied to entertainment properties, Kenner's offerings for 1994 include The Shadow(TM), Jurassic Park(TM), Batman(R), Aliens(TM) and Predator(TM) action figures and accessories, as well as Shaq Attack(TM) and Starting Lineup(R) sports action figures. Other boys' toys include the CLAW(TM) monster vehicles, Carzillas(TM) motorized vehicles and the Nerf(R) line of soft action play equipment. For girls, Kenner markets Baby Check-Up(R), Baby All Gone(R) and the Baby Sitters Club(R) dolls, Beethoven's 2nd(TM) plush pups and the Littlest Pet Shop(TM) figures and playsets. In addition, Kenner offers a selection for at home activity play including the E Z 2 Do(TM) line of items, the Spirograph(R) family of products, the Colorblaster(TM) series of design toys and the classic Easy Bake(R) Oven.

   (iii) Games
         -----
  Milton Bradley manufactures and sells quality games and puzzles, including board, strategy and word games, skill and action games and travel games. It maintains a diversified line of more than 200 games and puzzles for children and adults. Its staple items include Battleship(R), The Game of Life(R), Scrabble(R), Chutes and Ladders(R), Candy Land(R), Lite-Brite(R), Trouble(R), Mousetrap(R), Operation(R), Hungry Hungry Hippos(R), Connect Four(R), Twister(R) and Big Ben(R) Puzzles. The Company also manufactures and sells games for the entire family, including such games as Yahtzee(R), Parcheesi(R), Aggravation(R), Jenga(R) and Scattergories(R). Games added to the Milton Bradley line for 1994 include 13 Dead End Drive(TM), Don't Get Rattled(TM) and Slobberin' Sam(TM).

  Parker Brothers markets a full line of games for families, children and adults. Its classic line of family board games includes Monopoly(R), Clue(R), Sorry!(R), Risk(R), Boggle(R), Ouija(R) and Trivial Pursuit(R). Some of these classics have been in the Parker Brothers' line for more than 50 years. The Company also markets traditional card games such as Mille Bornes(R), Rook(R), Rack-O(R), Old Maid and Go Fish. Its line of travel games includes travel editions of Monopoly(R) Junior, Clue(R), Sorry!(R) and Boggle(R) Jr. New to the Parker Brothers' line in 1994 are Willy Go Boom(TM), Swinging Snakes(TM), Bottle Topps(R) and, in the electronic talking game line, Sounds of Fun(TM), a new item featuring licensed characters from Disney's The Lion King.

   (iv) International
        -------------
  The Company conducts its international operations through subsidiaries which sell a representative range of the products marketed in the United States together with some items which are sold only internationally.

  Products sold by subsidiaries in the United Kingdom, The Netherlands, Germany, France, Italy, Spain, Portugal, Belgium, Austria, Switzerland, Hungary and Greece are manufactured at plants located in Ireland, The Netherlands and Spain and also supplied by a Hong Kong subsidiary. In early 1994, the Company announced the planned closure of its manufacturing operation in The Netherlands with the transfer of its production to plants in Ireland and Spain. Certain products sold by the Canadian subsidiary are assembled in Canada, although the U.S. and Mexican operations and a Hong Kong subsidiary supply some component parts as well as finished goods. The Mexican marketing unit sells products supplied primarily by the domestic operations and a Hong Kong subsidiary. The Company also has a manufacturing operation in Mexico which supplies certain products, primarily for distribution through the North American operations. The New Zealand and Australian subsidiaries sell products manufactured by the New Zealand unit and also supplied by a Hong Kong subsidiary. The Company also markets certain products, primarily supplied by a Hong Kong subsidiary, in Japan, Hong Kong, Taiwan, China and other areas in the Far East. A Hong Kong subsidiary sources product for the Company's U.S. and foreign operations working primarily through unrelated manufacturers in various Far East countries. The Company also has small investments in joint ventures in India and The Peoples Republic of China which manufacture and sell products to both the Company and non-affiliated customers. In early 1993, the Company established a new Hong Kong subsidiary which markets directly to retailers a line of high quality, low priced toys, games and related products, primarily on a direct import basis.

  In addition, certain toy products are licensed to other toy companies to manufacture and sell product in selected foreign markets where the Company does not otherwise have a presence.

  Working Capital Requirements
  ----------------------------
  The Company's shipments of products are greater in each of the third and fourth quarters than shipments in each of the first and second quarters. During the past several years, the Company has experienced a gradual shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half, the fourth quarter has become more prominent and the Company expects this trend to continue. Production has been financed historically by means of short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. In addition, as more retailers move to just-in-time inventory management practices, fewer orders are being placed in advance of shipment and more orders, when placed, are for immediate delivery. The Company's unshipped orders at March 11, 1994 and March 12, 1993 were approximately $205,000,000 and $265,000,000, respectively. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 1994 are not substantially different from those employed in 1993.

  As part of the traditional marketing strategies of the toy industry, many sales made early in the year are not due for payment until the fourth quarter, thus making it necessary for the Company to borrow significant amounts pending collection of these receivables. The Company relies on internally generated funds and short-term borrowing arrangements, including commercial paper, to finance its working capital needs. Currently, the Company has available to it unsecured lines of credit, which it believes are adequate, of approximately $1,550,000,000 including a $500,000,000 revolving credit agreement with a group of banks which is also used as a back-up to commercial paper issued by the Company.

  Research and Development
  ------------------------
  The Company's business is based to a substantial extent on the continuing development of new products and the redesigning of existing items for continuing market acceptance. In 1993, 1992 and 1991, approximately $125,566,000, $109,655,000 and $78,983,000, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's staff of designers, artists, model makers and engineers.

  In addition to its own staff, the Company deals with a number of independent toy designers for whose designs and ideas the Company competes with many other toy manufacturers. Rights to such designs and ideas, when acquired by the Company, are usually exclusive under agreements requiring the Company to pay the designer a royalty on the Company's net sales of the item. These designer royalty agreements in some cases provide for advance royalties and minimum guarantees.

  The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of Sesame Street, Walt Disney, Barney(R) and other familiar movie, television and comic strip characters. Licensing fees are paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements.

  Marketing and Sales
  -------------------
  The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other retailers, large and small. The Company and its subsidiaries employ their own sales forces which account for nearly all of the sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. The Company maintains showrooms in New York and selected other major cities world-wide as well as at most of its subsidiary locations. In the United States and Canada, the Company had more than 2,000 customers, most of which are wholesalers, distributors or large chain stores, although there has been significant consolidation at the retail level over the last several years. In other countries, the Company has in excess of 20,000 customers, many of which are individual retail stores. During 1993, sales to the Company's two largest customers represented 20% and 11%, respectively, of consolidated net revenues.

  The Company advertises its toy and game products extensively on television. The Company generally advertises selected items in its product groups in a manner designed to promote the sale of other specific items in those product groups. Each year, the Company introduces its new products at its New York City showroom at the time of the American International Toy Fair in February. It also introduces some of its products to major customers during the last half of the prior year.

  In 1993, the Company spent approximately $383,918,000 in advertising, promotion and marketing programs compared to $377,219,000 in 1992 and $325,282,000 in 1991.

  Manufacturing and Importing
  ---------------------------
  The Company manufactures its products in facilities within the United States and various foreign countries (see "Properties"). Most of its toy products are manufactured from basic raw materials such as plastic and cardboard which are readily available. The Company's manufacturing process includes injection molding, blow molding, metal stamping, printing, box making, assembly and wood processing. The Company purchases certain components and accessories used in its toys and some finished items from domestic manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other foreign countries. The Company believes that the manufacturing capacity of its facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor and other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. In addition, the loss by the People's Republic of China of "most favored nation" trading status as granted by the United States, could significantly increase the cost of the Company's products imported into the United States from China

  The Company makes its own tools and fixtures but purchases dies and molds principally from independent domestic and foreign sources. Several of the Company's domestic production departments operate on a two-shift basis and its molding departments operate on a continuous basis through most of the year.

  Competition
  -----------
  The Company's business is highly competitive. The Company competes with several large and hundreds of small domestic and foreign manufacturers in such areas as design, development and marketing of product. The Company is the largest toy company in the world.

  Employees
  ---------
  The Company employs approximately 12,500 persons worldwide, approximately 8,000 of whom are located in the United States.

  Trademarks, Copyrights and Patents
  ----------------------------------
  The Company's products are protected, for the most part, by registered trademarks, copyrights and patents to the extent that such protection is available and meaningful. The loss of such rights concerning any particular product would not have a material adverse effect on the Company's business, although the loss of such protection for a number of significant items might have such an effect.

  Government Regulation
  ---------------------
  The Company's toy products sold in the United States are subject to the provisions of the Consumer Product Safety Act (the "CPSA"), The Federal Hazardous Substances Act (the "FHSA") and the regulations promulgated thereunder. The CPSA empowers the Consumer Product Safety Commission (the "CPSC") to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPCS has the authority to seek to declare a product "a banned hazardous substance" under the CPSA and to ban it from commerce. The CPSC can file an action to seize and condemn an "imminently hazardous consumer product" under the CPSA and may also order equitable remedies such as recall, replacement, repair or refund for the product. The FHSA provides for the repurchase by the manufacturer of articles which are banned. Similar laws exist in some states and cities and in Canada, Australia and Europe. The Company maintains a laboratory which has testing and other procedures intended to maintain compliance with the CPSA and FHSA. Notwithstanding the foregoing, there can be no assurance that all of the Company's products are or will be hazard free. While the Company neither has had any material product recalls nor knows of any currently, should any such problem arise, it could have an effect on the Company depending on the product and could affect sales of other products.

  The Children's Television Act of 1990 and the rules promulgated thereunder by the Federal Communications Commission as well as the laws of certain foreign countries place certain limitations on television commercials during children's programming.

  (c) Financial Information About Foreign and Domestic Operations
      -----------------------------------------------------------
       and Export Sales
       ----------------
  The information required by this item is included in note 16 of Notes to Consolidated Financial Statements in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  2.  PROPERTIES
          ----------
                                                                  Lease
                                          Square    Type of     Expiration
Location          Use                      Feet    Possession     Dates
- --------          ---                     ------   ----------   ----------

Rhode Island
- ------------
 Pawtucket        Executive Offices &
                   Product Development    343,000     Owned(1)     --
 Pawtucket        Marketing Office         23,000     Owned        --
 Pawtucket        Manufacturing           306,500     Owned        --
 Central Falls    Manufacturing           261,500     Owned        --
 West Warwick     Warehouse               402,000     Leased      1994
 East Providence  Administrative & Sales
                   Offices                120,000     Leased      1994

Massachusetts
- -------------
 East Longmeadow  Office, Manufacturing
                   & Warehouse          1,147,500     Owned        --
 East Longmeadow  Office, Manufacturing
                   & Warehouse            254,400     Owned        --
 East Longmeadow  Warehouse               500,000     Leased      1998
 Beverly          Office                  100,000     Owned        --
 Salem            Manufacturing
                   & Warehouse            344,000     Owned        --
 Danvers          Warehouse               125,000     Leased      1996
 Holyoke          Warehouse                15,000     Leased      1994

New Jersey
- ----------
 Northvale        Office & Manufacturing   75,000     Leased      2002
 Wayne            Manufacturing            65,000     Leased      1995

New York
- --------
 New York         Office & Showroom        70,300     Leased      2000
 New York         Office & Showroom        32,300     Leased      1999
 Arcade           Manufacturing            15,000     Leased      1998
 Amsterdam        Manufacturing           297,400     Owned        --
 Orangeburg       Warehouse                51,000     Leased      2002

Ohio
- ----
 Cincinnati       Office                  161,000     Leased      2007
 Cincinnati       Warehouse                33,000     Leased      1999

                                                                  Lease
                                          Square    Type of     Expiration
Location          Use                      Feet    Possession     Dates
- --------          ---                     ------   ----------   ----------

Pennsylvania
- ------------
 Lancaster        Warehouse               150,000     Owned(2)     --

South Carolina
- --------------
 Easley           Manufacturing            31,500     Leased      1997
 Easley           Manufacturing            75,000     Owned        --
 Easley           Manufacturing            29,000     Owned        --

Texas
- -----
 El Paso          Manufacturing
                   & Warehouse            373,000     Owned        --
 El Paso          Manufacturing
                   & Warehouse            487,000     Leased      1998
 El Paso          Warehouse                48,800     Leased      1994

Vermont
- -------
 Fairfax          Manufacturing            43,000     Owned        --

Washington
- ----------
 Seattle          Office & Warehouse      125,100     Leased(3)   1994

Australia
- ---------
 Rydalmere        Office & Warehouse       68,000     Leased      1994
 Rydalmere        Office & Warehouse       22,300     Leased      1994

Austria
- -------
 Vienna           Office                    2,505     Leased      1997

Belgium
- -------
 Brussels         Office & Showroom        16,700     Leased      1995

Canada
- ------
 Montreal         Office, Manufacturing
                   & Showroom             133,900     Leased      1997
 Montreal         Warehouse                88,100     Leased      1997
 Boucherville     Warehouse               110,000     Leased      1994
 Mississauga      Sales Office & Showroom  16,300     Leased      1998

Peoples Republic of China
- -------------------------
 Guangzhou        Warehouse                32,900     Leased      1994
 Guangzhou        Manufacturing            22,900     Leased      1995

                                                                  Lease
                                          Square    Type of     Expiration
Location          Use                      Feet    Possession     Dates
- --------          ---                     ------   ----------   ----------

England
- -------
 Uxbridge         Office & Showroom        94,500     Leased      2013
 Coalville        Office & Warehouse      141,200     Owned        --

France
- ------
 Le Bourget
  du Lac          Office, Manufacturing
                   & Warehouse            108,300     Owned        --
 Savoie
 Technolac        Office                   33,500     Owned        --
 Pantin           Office                   20,900     Leased      2001
 Creutzwald       Warehouse               108,700     Owned        --

Germany
- -------
 Fuerth           Office & Warehouse       28,400     Owned        --
 Soest            Warehouse                78,800     Owned        --
 Dietzenbach      Office                   30,400     Leased      1998

Greece
- ------
 Athens           Office & Warehouse      134,400     Leased      1995
 Zakynthos
  Island          Manufacturing            57,500     Owned        --
 Athens           Office                   26,900     Leased      1995

Hong Kong
- ---------
 Kowloon          Office                   36,700     Leased      1994
 Kowloon          Office & Warehouse       14,900     Leased      1994
 Harbour City     Office                   11,000     Leased      1996

Hungary
- -------
 Budapest         Office                    3,700     Leased      1996

Ireland
- -------
 Waterford        Office, Manufacturing
                   & Warehouse            184,400     Owned        --
Italy
- -----
 Milan            Office & Showroom        12,100     Leased      1998

Japan
- -----
 Tokyo            Office                   10,800     Leased      1995

                                                                  Lease
                                          Square    Type of     Expiration
Location          Use                      Feet    Possession     Dates
- --------          ---                     ------   ----------   ----------

Malaysia
- -------
 Selangor
  Darul Ehsan     Office                    6,800     Leased      1995

Mexico
- ------
 Tijuana          Office & Manufacturing  144,000     Leased      1995
 Tijuana          Warehouse                45,000     Leased      1994
 Tijuana          Warehouse                69,800     Leased      1994
 Reyna            Office                   61,000     Leased      1996
 Espana           Warehouse                53,700     Leased      1996
 Venados          Warehouse                59,100     Leased      1995

The Netherlands
- ---------------
 Ter Apel         Office, Manufacturing
                   & Warehouse            139,300     Owned        --
 Utrecht          Sales Office & Showroom  17,000     Leased      1996
 Emmen            Warehouse                40,800     Leased      1994
 Emmen            Warehouse                21,500     Leased      1994

New Zealand
- -----------
 Auckland         Office, Manufacturing
                   & Warehouse            110,900     Leased      2005

Singapore
- ---------
 Singapore        Office & Warehouse       12,900     Leased      1994

Spain
- -----
 Valencia         Office, Manufacturing
                   & Warehouse            115,100     Leased      1999
 Valencia         Office                   46,300     Leased      1995
 Valencia         Manufacturing
                   & Warehouse            161,700     Leased      1997
 Valencia         Warehouse                94,400     Owned        --
 Valencia         Warehouse                38,700     Leased      1994
 Valencia         Warehouse                43,000     Leased      1996

Switzerland
- -----------
 Mutschellen      Office & Warehouse       23,400     Leased      1994

Taiwan
- ------
 TPE County       Warehouse                 9,800     Leased      1996

Wales
- -----
 Newport          Warehouse                76,000     Leased      2003
 Newport          Warehouse                52,000     Owned        --

  (1) Although this property is leased pursuant to industrial revenue bond financing, the Company has an option to purchase the property for $1 at any time upon making all rental and other payments required under terms of the lease.

  (2) In addition, the Company owns an additional 316,000 square feet at this location which is not currently being utilized and is included in the unused property noted below.

  (3) In addition, at this location the Port of Seattle operates a 400,000 square foot distribution facility pursuant to an agreement with the Company.

  In addition to the above listed facilities, the Company either owns or leases various other properties approximating 200,000 square feet which are utilized in its operations. The Company also either owns or leases an aggregate of approximately 650,000 square feet not currently being utilized in its operations. Most of these properties are being leased, subleased or offered for sublease or sale. A portion of this space not used in the Company's operations represent facilities used by the Tonka Corporation units prior to their acquisition by the Company and integration into its existing operations.

  The foregoing properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained. The Company is continuing the renovation of its principal offices in Pawtucket, Rhode Island.


ITEM  3.  LEGAL PROCEEDINGS
          -----------------
  The Company is currently proceeding with an environmental clean-up at its former manufacturing facility in Lancaster, Pennsylvania. This facility, a portion of which is being utilized for limited warehousing operations in 1994, was acquired in 1986 from the CBS Toys Division of CBS Inc. (CBS) in conjunction with the purchase of rights to selected products formerly marketed by CBS. CBS has acknowledged its responsibility with respect to some areas of contamination and some of the remedial actions needed to facilitate this clean-up, but has not yet funded any of these obligations. The Company believes that CBS has full responsibility and is engaged in legal action against CBS to recover all of the costs associated with the environmental clean-up. While it is impossible to assure the outcome of the court action, the Company believes that it will prevail. The Consolidated Financial Statements reflect, pursuant to Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, certain costs that the Company expects to ultimately recover from CBS.

  Preston Robert Tisch, a director of the Company, is also a director of CBS and President and Co-Chief Executive Officer of Loews Corporation, a major shareholder of CBS. By virtue of the foregoing, Mr. Tisch may be deemed to have an interest adverse to the Company with respect to the above-described action.

  The Company is party to certain other legal proceedings involving routine litigation incidental to the Company's business, none of which, individually or in the aggregate, is deemed to be material.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
  None.


EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------
  The following persons are the executive officers of the Company and its subsidiaries and divisions. Such executive officers are elected annually. The position and office listed below are the principal position(s) and office(s) held by such person with the Company, subsidiary or divisions employing such person. The persons listed below generally also serve as officers and directors of the Company's various subsidiaries at the request and convenience of the Company.

                                                                Period
                                                                Serving in
                                                                Current
Name                        Age  Position and Office Held       Position
- ----                        ---  ------------------------       ----------

Alan G. Hassenfeld (1)      45   Chairman of the Board,
                                 President and Chief Executive
                                 Officer                        Since 1989

Barry J. Alperin (2)        53   Vice Chairman                  Since 1990

George R. Ditomassi, Jr.(3) 59   Chief Operating Officer,
                                 Games and International        Since 1990

Alfred J. Verrecchia (4)    51   Chief Operating Officer,
                                 Domestic Toy Operations        Since 1990

John T. O'Neill (5)         49   Executive Vice President and
                                 Chief Financial Officer        Since 1989

Norman C. Walker (6)        55   Executive Vice President and
                                 President, International       Since 1990

Lawrence H. Bernstein (7)   51   Executive Vice President and
                                 President, Hasbro Toy          Since 1989

Dan D. Owen (8)             45   President, Playskool           Since 1990

Bruce L. Stein (9)          39   President, Kenner Products     Since 1990

Robert F. S. Wann (10)      43   President, Parker Brothers     Since 1992

E. David Wilson (11)        56   President, Milton Bradley      Since 1990

Richard B. Holt (12)        52   Senior Vice President
                                 and Controller                 Since 1992

                                                                Period
                                                                Serving in
                                                                Current
Name                        Age  Position and Office Held       Position
- ----                        ---  ------------------------       ----------

Donald M. Robbins (13)      58   Senior Vice President
                                 General Counsel and
                                 Corporate Secretary            Since 1992

Phillip H. Waldoks (14)     41   Senior Vice President-
                                 Corporate Legal Affairs        Since 1992

Russell L. Denton (15)      49   Vice President and Treasurer   Since 1989


  (1)  Prior thereto, President and Chief Operating Officer.

  (2) Prior thereto, Co-Chief Operating Officer from 1989 to 1990; prior thereto, Executive Vice President.

  (3)  Prior thereto, Group Vice President and President, Milton Bradley.

  (4) Prior thereto, Co-Chief Operating Officer from 1989 to 1990; prior thereto, Executive Vice President and President, Hasbro
       Manufacturing Services Division.

  (5) Prior thereto, Senior Vice President - Finance, Chief Financial Officer and Treasurer during 1989; prior thereto, Senior Vice President - Finance and Chief Financial Officer.

  (6)  Prior thereto, Senior Vice President and President - European
       Operations.

  (7)  Prior thereto, Senior Vice President - Sales.

  (8)  Prior thereto, Senior Vice President - Sales, Playskool.

  (9) Prior thereto, Executive Vice President - Marketing and Design, Kenner Products.

 (10) Prior thereto, Chief Operating Officer, Parker Brothers from 1991 to 1992; prior thereto, Executive Vice President - Marketing and R & D, Playskool from 1990 to 1991; prior thereto, Senior Vice President - Marketing, Playskool.

 (11)  Prior thereto, Senior Vice President - Sales, Milton Bradley.

 (12)  Prior thereto, Vice President and Controller.

 (13)  Prior thereto, Vice President/General Counsel and Secretary.

 (14)  Prior thereto, Vice President - Corporate Legal Affairs.

 (15)  Prior thereto, independent financial consultant.

                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          -----------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------
  The information required by this item is included in Market for the Registrant's Common Equity and Related Stockholder Matters in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  6.  SELECTED FINANCIAL DATA
          -----------------------
  The information required by this item is included in Selected Financial Data in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------
  The information required by this item is included in Management's Review in
Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------
  The information required by this item is included in Financial Statements and Supplementary Data in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------
  None.


                                    PART III

ITEMS 10, 11, 12 and 13.

  The information required by these items is included in registrant's definitive proxy statement for the 1994 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections under the headings
(a) "Comparison of Five Year Cumulative Total Shareholder Return Among Hasbro, S&P 500 and Russell 1000 Consumer Discretionary Economic Sector" and accompanying material and (b) "Report of the Compensation and Stock Option Committee of the Board of Directors" in the definitive proxy statement shall not be deemed "filed" with the Securities and Exchange Commission or subject to
Section 18 of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------
  (a) Financial Statements, Financial Statement Schedules and Exhibits
      ----------------------------------------------------------------
    (1)  Financial Statements
         --------------------
           Included in PART II of this report:
             Independent Auditors' Report

             Consolidated Balance Sheets at December 26, 1993 and
              December 27, 1992

             Consolidated Statements of Earnings for the Three Fiscal
              Years Ended in December 1993, 1992 and 1991

             Consolidated Statements of Shareholders' Equity for the
              Three Fiscal Years Ended in December 1993, 1992 and 1991

             Consolidated Statements of Cash Flows for the Three
              Fiscal Years Ended in December 1993, 1992 and 1991

             Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules
         -----------------------------
           Included in PART IV of this Report:
             Report on Financial Statement Schedules of Independent
              Certified Public Accountants

             For the Three Fiscal Years Ended in December 1993, 1992
              and 1991:
               Schedule V    - Property, Plant and Equipment

               Schedule VI   - Accumulated Depreciation and Amortization
                                of Property, Plant and Equipment

               Schedule VIII - Valuation and Qualifying Accounts and
                                Reserves

               Schedule IX   - Short-Term Borrowings

  Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

    (3)   Exhibits
          --------
  The Company will furnish to any shareholder, upon written request, any exhibit listed below upon payment by such shareholder to the Company of the Company's reasonable expenses in furnishing such exhibit.

Exhibit
- -------
    3.  Articles of Incorporation and Bylaws
         (a)  Restated Articles of Incorporation of the Company.
              (Incorporated by reference to Exhibit (c)(2) to the Company's Current Report on Form 8-K, dated July 15, 1993, File No. 1-6682.)

         (b) Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (c)(3) to the Company's Current
              Report on Form 8-K, dated July 15, 1993, File No. 1-6682.)

    4. Instruments defining the rights of security holders, including indentures.
         (a) Revolving Credit Agreement, dated as of June 22, 1992, among the Company, certain banks (the "Banks"), and The First National Bank of Boston, as agent for the Banks (the "Agent"). (Incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (b) Subordination Agreement, dated as of June 22, 1992, among the Company, certain subsidiaries of the Company, and the Agent. (Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

   10.  Material Contracts
         (a) Agreement and Plan of Merger, dated January 31, 1991, by and among the Company, HIAC III Corp., a subsidiary of the Company ("Sub") and Tonka Corporation ("Tonka"). (Incorpo-rated by reference to Exhibit (c)(1) to the Company's Tender Offer Statement on Schedule 14D-1, dated February 6, 1991, relating to the Common Stock of Tonka.)

         (b) Amendment, dated April 17, 1991 to Agreement and Plan of Merger among the Company, Sub and Tonka. (Incorporated by reference to Exhibit (c)(4) to Amendment No. 9 to the Company's Tender Offer Statement on Schedule 14D-1, dated April 18, 1991, relating to the Common Stock of Tonka.)

         (c) Letter Agreement, dated April 29, 1991, among the Company, Sub and Tonka. (Incorporated by reference to Exhibit (c)(8) to Amendment No. 11 to the Company's Tender Offer Statement on Schedule 14D-1, dated April 29, 1991, relating to the Common Stock of Tonka.)

         (d) Shareholder Rights Agreement, dated May 17, 1983, between Warner Communications Inc. ("Warner") and the Company. (Incorporated by reference to Exhibit 3 to the Statement on Schedule 13D, dated May 17, 1983, relating to the Company's Common Stock.)

         (e) Amendment No. 1 to Shareholder Rights Agreement, dated as of December 1, 1985, between Warner and the Company.
              (Incorporated by reference to Exhibit 9(b) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1985, File No. 1-6682.)

         (f) Exchange Agreement, dated as of December 1, 1985, between the Company and Warner. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1985, File No. 1-6682.)

         (g) Lease between Hasbro Canada Inc. (formerly named Hasbro Industries (Canada) Ltd.) and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (h) Lease between Hasbro Canada Inc. and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

       Executive Compensation Plans and Arrangements
         (i) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

         (j) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (k) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (l) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (m) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (n) Form of Incentive Stock Option Agreement for incentive stock options. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (o) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (p) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 14, File No. 2-92550.)

         (q) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (r)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (s)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (t) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (u) 1992 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (v) Form of Stock Option Agreement (For Employees) under the 1992 Stock Incentive Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (w) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (x) Form of Employment Agreement, dated July 5, 1989, between the Company and seven executive officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (y) Change in Control Agreement dated as of December 13, 1990 between Tonka and Bruce L. Stein. (Incorporated by reference to Exhibit 10.2 to Tonka's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1990, File No. 1-4683.)

         (z) Letter Agreement between Tonka and Bruce L. Stein, dated March 21, 1994.

        (aa) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

        (bb) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

        (cc)  Hasbro, Inc. Deferred Compensation Plan for Non-Employee
              Directors.

        (dd) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (ee) Hasbro, Inc. Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No.1-6682.)

   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   22.  Subsidiaries of the registrant

   24.  Consents of experts and counsel
         (a)  Consent of KPMG Peat Marwick.

  The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

  (b) Reports on Form 8-K
      -------------------
        A current report on Form 8-K dated February 10, 1994 was filed to announce the Company's results of the quarter and year ended December 26, 1993. Consolidated statements of earnings (without notes) for the quarter and year ended December 26, 1993 and December 27, 1992 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

  (c) Exhibits
      --------
        See (a)(3) above

  (d) Financial Statement Schedules
      -----------------------------
        See (a)(2) above

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hasbro, Inc.:


        Under date of February 8, 1994, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 26, 1993 and December 27, 1992 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related supporting schedules listed in Item 14 (a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ KPMG Peat Marwick



Providence, Rhode Island

February 8, 1994

                                                                SCHEDULE V
                           HASBRO, INC. AND SUBSIDIARIES

                           Property, Plant and Equipment

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


              Balance at                           Translation    Balance
             Beginning of              Disposals/  Adjustments   at End of
Description      Year      Additions  Retirements  and Other(a)    Year
- -----------  ------------  ---------  -----------  ------------  ---------

  1993
Land and
 improvements  $ 13,585       1,022      (1,195)      (1,402)     $ 12,010
Buildings and
 improvements   170,220      22,062      (4,339)         770       188,713
Machinery and
 equipment      150,851      33,282      (7,527)      (3,556)      173,050
                -------     -------     -------      -------       -------
               $334,656      56,366     (13,061)      (4,188)     $373,773
                =======     =======     =======      =======       =======
Tools, dies
 and molds     $ 28,485      43,426     (32,627)(b)      (72)     $ 39,212
                =======     =======     =======      =======       =======

  1992
Land and
 improvements  $ 13,548       1,556      (1,235)        (284)     $ 13,585
Buildings and
 improvements   160,604      11,773      (7,255)       5,098       170,220
Machinery and
 equipment      122,074      44,167     (13,748)      (1,642)      150,851
               --------     -------     -------      -------       -------
               $296,226      57,496     (22,238)       3,172      $334,656
                =======     =======     =======      =======       =======
Tools, dies
 and molds     $ 28,819      32,935     (33,593)(b)      324      $ 28,485
                =======     =======     =======      =======       =======

  1991
Land and
 improvements  $  8,586         446          (3)       4,519      $ 13,548
Buildings and
 improvements   129,607      11,061      (2,375)      22,311       160,604
Machinery and
 equipment      101,307      16,650      (8,003)      12,120       122,074
                -------     -------     -------      -------       -------
               $239,500      28,157     (10,381)      38,950      $296,226
                =======     =======     =======      =======       =======
Tools, dies
 and molds     $ 13,335      27,847     (26,742)(b)   14,379      $ 28,819
                =======     =======     =======      =======       =======

  (a) 1992 includes $8,665 and $1,746 of buildings and improvements and machinery and equipment, respectively, relating to the gross-up of assets acquired in prior business combinations as required by SFAS
       109. 1992 also includes $622 and $415 of machinery and equipment and tools, dies and molds, respectively, of acquired companies. 1991 includes $4,434, $21,789, $12,449 and $14,549 of land and improvements, buildings and improvements, machinery and equipment and tools, dies and molds, respectively, of acquired company.

  (b) Primarily represents amortization which is credited directly against the cost of the assets.

                                                               SCHEDULE VI
                           HASBRO, INC. AND SUBSIDIARIES

                   Accumulated Depreciation and Amortization of
                           Property, Plant and Equipment

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


              Balance at                                         Balance
             Beginning of              Disposals/  Translation  at End of
Description      Year      Additions  Retirements  Adjustments    Year
- -----------  ------------  ---------  -----------  -----------  ----------

  1993
Land
 improvements  $    638         121          -            (6)     $    753
Buildings and
 improvements    42,734      11,601      (2,536)         (877)      50,922
Machinery and
 equipment       68,429      20,933      (5,787)       (2,068)      81,507
                -------     -------     -------       -------      -------
               $111,801      32,655      (8,323)       (2,951)    $133,182
                =======     =======     =======       =======      =======

  1992
Land
 improvements  $    533         118          (9)           (4)    $    638
Buildings and
 improvements    39,184       7,534      (3,327)         (657)      42,734
Machinery
 and equipment   60,136      20,842     (11,134)       (1,415)      68,429
                -------     -------     -------       -------      -------
               $ 99,853      28,494     (14,470)       (2,076)    $111,801
                =======     =======     =======       =======      =======

  1991
Land
improvements   $    418         119          (3)           (1)    $    533
Buildings and
 improvements    32,012       9,453      (1,551)         (730)      39,184
Machinery and
 equipment       51,216      16,210      (7,038)         (252)      60,136
                -------     -------     -------       -------      -------
               $ 83,646      25,782      (8,592)         (983)    $ 99,853
                =======     =======     =======       =======      =======

                                                             SCHEDULE VIII
                           HASBRO, INC. AND SUBSIDIARIES

                   Valuation and Qualifying Accounts and Reserves

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


                          Provision
             Balance at   Charged to                Write-Offs    Balance
            Beginning of   Costs and     Other      Allowances   at End of
                Year       Expenses   Additions(a)   Taken(b)       Year
            ------------  ----------  ------------  -----------  ---------

Valuation
 accounts
 deducted
 from assets
 to which
 they apply -
 for doubtful
 accounts
 receivable:

  1993        $52,200       13,078           -       (11,078)     $54,200
               ======       ======       ======       ======       ======

  1992        $60,500       10,674           -       (18,974)     $52,200
               ======       ======       ======       ======       ======

  1991        $43,100       15,024       29,285      (26,909)     $60,500
               ======       ======       ======       ======       ======


  (a)  Doubtful accounts reserve of acquired company.

  (b) Includes write-offs, recoveries of previous write-offs and translation adjustments.

                                                               SCHEDULE IX
                           HASBRO, INC. AND SUBSIDIARIES

                               Short-Term Borrowings

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


                          Weighted                               Weighted
                          Average                   Average      Average
                          Interest     Maximum       Amount      Interest
Category of     Balance     Rate       Amount      Outstanding     Rate
Short-Term      at End    at End     Outstanding     During       During
Borrowings(b)   of Year   of Year    During Year    Year (a)     Year (a)
- -------------   -------   --------   -----------   -----------   --------

  1993
Bank           $ 62,242      9.0%     $182,588        $152,004      7.6%
                =======     ====       =======         =======     ====
Commercial
 Paper               -        -       $385,160        $134,944      3.4%
                =======     ====       =======         =======     ====

  1992
Bank (b)       $ 64,174     11.8%     $401,956        $254,036      6.8%
                =======     ====       =======         =======     ====
Commercial
 Paper               -        -       $154,748        $ 65,704      3.7%
                =======     ====       =======         =======     ====

  1991
Bank (b)       $186,084      8.5%     $568,391        $238,410      7.5%
                =======     ====       =======         =======     ====
Commercial
 Paper               -        -       $332,278        $135,384      6.1%
                =======     ====       =======         =======     ====


  (a)  Computed daily.

  (b) Includes short-term borrowings (none at end of 1992 and $150,000 at end of 1991) classified as long-term debt reflecting the Company's ability and intent to refinance such borrowings on a long-term basis.

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.  (Registrant)


By: /s/Alan G. Hassenfeld                             Date: March 25, 1994
   -------------------------                               ---------------
   Alan G. Hassenfeld
   Chairman of the Board


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                        Date
- ---------                      -----                        ----


 /s/Alan G. Hassenfeld
- ----------------------------   Chairman of the Board,       March 25, 1994
Alan G. Hassenfeld             President,Chief Executive
                               Officer and Director
                               (Principal Executive Officer)


 /s/John T. 0'Neill
- ----------------------------   Executive Vice President     March 25, 1994
John T. 0'Neill                and Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)


 /s/Barry J. Alperin
- ----------------------------   Director                     March 25, 1994
Barry J. Alperin


 /s/Alan R. Batkin
- ----------------------------   Director                     March 25, 1994
Alan R. Batkin


 /s/George R. Ditomassi, Jr.
- ----------------------------   Director                     March 25, 1994
George R. Ditomassi, Jr.


 /s/Harold P. Gordon
- ----------------------------   Director                     March 25, 1994
Harold P. Gordon

 /s/Alex Grass
- ----------------------------   Director                     March 25, 1994
Alex Grass


 /s/Sylvia K. Hassenfeld
- ----------------------------   Director                     March 25, 1994
Sylvia K. Hassenfeld


 /s/Claudine B. Malone
- ----------------------------   Director                     March 25, 1994
Claudine B. Malone


 /s/James R. Martin
- ----------------------------   Director                     March 25, 1994
James R. Martin


 /s/Norma T. Pace
- ----------------------------   Director                     March 25, 1994
Norma T. Pace


 /s/E. John Rosenwald, Jr.
- ----------------------------   Director                     March 25, 1994
E. John Rosenwald, Jr.


 /s/Carl Spielvogel
- ----------------------------   Director                     March 25, 1994
Carl Spielvogel


 /s/Henry Taub
- ----------------------------   Director                     March 25, 1994
Henry Taub


 /s/Preston Robert Tisch
- ----------------------------   Director                     March 25, 1994
Preston Robert Tisch


 /s/Alfred J. Verrecchia
- ----------------------------   Director                     March 25, 1994
Alfred J. Verrecchia

                                   HASBRO, INC.

                            Annual Report on Form 10-K

                       for the Year Ended December 26, 1993

                                  Exhibit Index

Exhibit
- -------
    3.  Articles of Incorporation and Bylaws
         (a)  Restated Articles of Incorporation of the Company.
              (Incorporated by reference to Exhibit (c)(2) to the Company's Current Report on Form 8-K, dated July 15, 1993, File No. 1-6682.)

         (b) Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (c)(3) to the Company's Current
              Report on Form 8-K, dated July 15, 1993, File No. 1-6682.)

    4. Instruments defining the rights of security holders, including indentures.
         (a) Revolving Credit Agreement, dated as of June 22, 1992, among the Company, certain banks (the "Banks"), and The First National Bank of Boston, as agent for the Banks (the "Agent"). (Incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (b) Subordination Agreement, dated as of June 22, 1992, among the Company, certain subsidiaries of the Company, and the Agent. (Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

   10.  Material Contracts
         (a) Agreement and Plan of Merger, dated January 31, 1991, by and among the Company, HIAC III Corp., a subsidiary of the Company ("Sub") and Tonka Corporation ("Tonka"). (Incorpo-rated by reference to Exhibit (c)(1) to the Company's Tender Offer Statement on Schedule 14D-1, dated February 6, 1991, relating to the Common Stock of Tonka.)

         (b) Amendment, dated April 17, 1991 to Agreement and Plan of Merger among the Company, Sub and Tonka. (Incorporated by reference to Exhibit (c)(4) to Amendment No. 9 to the Company's Tender Offer Statement on Schedule 14D-1, dated April 18, 1991, relating to the Common Stock of Tonka.)

         (c) Letter Agreement, dated April 29, 1991, among the Company, Sub and Tonka. (Incorporated by reference to Exhibit (c)(8) to Amendment No. 11 to the Company's Tender Offer Statement on Schedule 14D-1, dated April 29, 1991, relating to the Common Stock of Tonka.)

         (d) Shareholder Rights Agreement, dated May 17, 1983, between Warner Communications Inc. ("Warner") and the Company. (Incorporated by reference to Exhibit 3 to the Statement on Schedule 13D, dated May 17, 1983, relating to the Company's Common Stock.)

         (e) Amendment No. 1 to Shareholder Rights Agreement, dated as of December 1, 1985, between Warner and the Company.
              (Incorporated by reference to Exhibit 9(b) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1985, File No. 1-6682.)

         (f) Exchange Agreement, dated as of December 1, 1985, between the Company and Warner. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1985, File No. 1-6682.)

         (g) Lease between Hasbro Canada Inc. (formerly named Hasbro Industries (Canada) Ltd.) and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (h) Lease between Hasbro Canada Inc. and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

       Executive Compensation Plans and Arrangements
         (i) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

         (j) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (k) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (l) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (m) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (n) Form of Incentive Stock Option Agreement for incentive stock options. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (o) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (p) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 14, File No. 2-92550.)

         (q) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (r)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (s)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (t) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (u) 1992 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (v) Form of Stock Option Agreement (For Employees) under the 1992 Stock Incentive Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (w) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (x) Form of Employment Agreement, dated July 5, 1989, between the Company and seven executive officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (y) Change in Control Agreement dated as of December 13, 1990 between Tonka and Bruce L. Stein. (Incorporated by reference to Exhibit 10.2 to Tonka's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1990, File No. 1-4683.)

         (z) Letter Agreement between Tonka and Bruce L. Stein, dated March 21, 1994.

        (aa) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

        (bb) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

        (cc)  Hasbro, Inc. Deferred Compensation Plan for Non-Employee
              Directors.

        (dd) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (ee) Hasbro, Inc. Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No.1-6682.)

   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   22.  Subsidiaries of the registrant

   24.  Consents of experts and counsel
         (a)  Consent of KPMG Peat Marwick.