Form 10-Q
period 1994-03-27
HASBRO INC
filed 1994-05-11
CIK 46080

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended March 27, 1994         Commission file number 1-6682


                                HASBRO, INC.
                            --------------------
                            (Name of Registrant)

       Rhode Island                                O5-0155090
- ------------------------             ------------------------------------
(State of Incorporation)             (I.R.S. Employer Identification No.)



1027 Newport Avenue, Pawtucket, Rhode Island  02861
- ---------------------------------------------------
           (Principal Executive Offices)



                               (401) 431-8697



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X  or No
                                 ---       ---

    The number of shares of Common Stock, par value $.50 per share, outstanding as of April 29, 1994 was 88,051,294

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                           Mar. 27,   Mar. 28,   Dec. 26,
   Assets                                    1994       1993       1993
                                           --------   --------   --------
Current assets
  Cash and cash equivalents              $  250,262    100,250    186,254
  Marketable securities, at cost which
   approximates market                            -     50,000          -
  Accounts receivable, less allowance
   for doubtful accounts of $53,500,
   $53,900 and $54,200                      449,981    420,057    720,442
  Inventories:
    Finished products                       203,757    172,871    183,899
    Work in process                          23,274     21,924     22,486
    Raw materials                            44,288     42,753     43,682
                                          ---------  ---------  ---------
      Total inventories                     271,319    237,548    250,067

  Deferred income taxes                      86,933     77,047     78,413
  Prepaid expenses                           63,571     70,716     65,959
                                          ---------  ---------  ---------
        Total current assets              1,122,066    955,618  1,301,135

Property, plant and equipment, net          282,978    252,521    279,803
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $71,768, $56,826 and $68,122             472,367    486,509    475,607
  Other intangibles, less accumulated
   amortization of $89,609, $69,970 and
   $85,290                                  180,839    201,370    185,953
  Other                                      55,100     25,786     50,520
                                          ---------  ---------  ---------
        Total other assets                  708,306    713,665    712,080
                                          ---------  ---------  ---------

        Total assets                     $2,113,350  1,921,804  2,293,018
                                          =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                           Mar. 27,   Mar. 28,   Dec. 26,
   Liabilities and Shareholders' Equity      1994       1993       1993
                                           --------   --------   --------
Current liabilities
  Short-term borrowings                   $  53,091     51,851     62,242
  Current installments of long-term debt      3,230        690      3,236
  Trade payables                            102,050    107,090    170,309
  Accrued liabilities                       293,557    277,980    420,476
  Income taxes                               92,906     85,337     92,051
                                          ---------  ---------  ---------
        Total current liabilities           544,834    522,948    748,314

Long-term debt, excluding current
 installments                               200,479    206,152    200,510
Deferred liabilities                         73,171     70,823     67,511
                                          ---------  ---------  ---------
        Total liabilities                   818,484    799,923  1,016,335
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   87,981,176, 87,306,626 and 87,795,251     43,991     43,653     43,898
  Additional paid-in capital                299,064    289,592    296,823
  Retained earnings                         937,227    763,335    920,956
  Cumulative translation adjustments         14,584     25,301     15,006
                                          ---------  ---------  ---------
        Total shareholders' equity        1,294,866  1,121,881  1,276,683
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,113,350  1,921,804  2,293,018
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                      Mar. 27,    Mar. 28,
                                                        1994        1993
                                                      --------    --------
Net revenues                                          $489,133     487,036
Cost of sales                                          208,200     208,021
                                                       -------     -------
Gross profit                                           280,933     279,015
                                                       -------     -------
Expenses
  Amortization                                           8,793       8,659
  Royalties, research and
   development                                          50,320      47,403
  Advertising                                           64,559      67,837
  Selling, distribution and
   administrative                                      110,290     109,559
                                                       -------     -------
    Total expenses                                     233,962     233,458
                                                       -------     -------
Operating profit                                        46,971      45,557
                                                       -------     -------
Nonoperating (income) expense
  Interest expense                                       5,436       4,415
  Other (income), net                                   (1,908)     (1,729)
                                                       -------     -------
    Total nonoperating expense                           3,528       2,686
                                                       -------     -------
Earnings before income taxes and
 cumulative effect of change in
 accounting principles                                  43,443      42,871
Income taxes                                            16,726      16,291
                                                       -------     -------
Net earnings before cumulative
 effect of change in accounting
 principles                                             26,717      26,580
Cumulative effect of change in
 accounting principles                                  (4,282)          -
                                                       -------     -------
Net earnings                                          $ 22,435      26,580
                                                       =======     =======

Per common share
  Net earnings before cumulative
   effect of change in accounting
   principles                                         $    .30         .30
                                                       =======     =======
  Net earnings                                        $    .25         .30
                                                       =======     =======
  Cash dividends declared                             $    .07         .06
                                                       =======     =======

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
            Thirteen Weeks Ended March 27, 1994 and March 28, 1993

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1994       1993
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $ 22,435     26,580
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  16,424     17,845
    Other amortization                                     8,793      8,659
    Deferred income taxes                                (11,023)    (1,079)
  Change in current assets and liabilities (other than
   cash and cash equivalents):
    Decrease in accounts receivable                      268,687    217,639
    (Increase) in inventories                            (21,178)   (15,226)
    (Increase) decrease in prepaid expenses                2,075    (13,015)
    (Decrease) in trade payables and accrued
     liabilities                                        (193,199)  (154,151)
  Other                                                    4,129     (2,124)
                                                         -------    -------
      Net cash provided by operating activities           97,143     85,128
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (19,590)   (19,376)
  Purchase of marketable securities                            -   (141,411)
  Proceeds from sale of marketable securities                  -     91,689
  Investments and acquisitions, net of cash acquired           -     (4,580)
  Other                                                      198        237
                                                         -------    -------
      Net cash utilized by investing activities          (19,392)   (73,441)
                                                         -------    -------
Cash flows from financing activities
  Net repayment of short-term borrowings                 (10,551)   (22,909)
  Repayment of long-term debt                                (37)   (11,168)
  Stock option and warrant transactions                    2,334      2,179
  Dividends paid                                          (5,271)    (4,363)
                                                         -------    -------
      Net cash utilized by financing activities          (13,525)   (36,261)
                                                         -------    -------
Effect of exchange rate changes on cash                     (218)    (1,129)
                                                         -------    -------
      Increase (decrease) in cash and cash equivalents    64,008    (25,703)
Cash and cash equivalents at beginning of year           186,254    125,953
                                                         -------    -------
      Cash and cash equivalents at end of period        $250,262    100,250
                                                         =======    =======
Supplemental information
  Cash paid during the period for:
    Interest                                            $  2,859      4,572
    Income taxes                                        $ 20,893     14,806

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1)	In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 27, 1994 and March 28, 1993, and the results of operations and cash flows for the periods then ended.

	The results of operations for the thirteen week period ended March 27, 1994, are not necessarily indicative of results to be expected for the full year.


(2)	The Company has several plans covering certain groups of employees which may provide benefits to such employees following their period of active employment but prior to their retirement. These plans include certain severance plans which provide benefits to employees involuntarily terminated and certain plans which continue the Company's health and life insurance contribution for employees who have left the Company's employ under terms of its long-term disability plan.

	The Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112) as of the beginning of the current fiscal year. SFAS 112 requires that the cost of certain postemployment benefits be accrued over the employee service period, which is a change from the Company's prior practice of recording such benefits when incurred. The effect of initially applying SFAS 112, net of a deferred tax benefit of $2,513, has been reported as the cumulative effect of a change in accounting principles, negatively impacting the Company's first quarter 1994 earnings by $4,282. The adoption of SFAS 112 is not expected to have a future significant effect on either the Company's earnings or its financial condition.


(3)	Earnings per common share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents include stock options and warrants for the period prior to their exercise. Under the treasury stock method, the unexercised options and warrants were assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds were then used to purchase common stock at the average market price during the period.

	For each of the reported periods the difference between primary and fully diluted earnings per share was not significant.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
- ------------
Net revenues for the quarter ended March 27, 1994 were $489,133, compared to the $487,036 reported in the first quarter of 1993. Internationally, the Company had a successful quarter, experiencing revenue growth in virtually all countries. International revenues increased by approximately 15% over those of the first quarter of 1993 and absent the effect of the strengthened U.S. dollar increased in excess of 20%. Particularly noteworthy this quarter were the Netherlands and the U.K., up more than 50% and 30%, respectively, from first quarter 1993 levels. Domestically, the Company's customers reported increased consumer purchases of many of its products in comparison to 1993. The ongoing efforts of the those customers to minimize their inventory levels, however, adversely affected the volume of replacement orders. Within the promotional toy group, Kenner had a successful quarter essentially matching their 1993 revenues, which had increased more than 80% from the prior year. In the games area, Milton Bradley exceeded its 1993 volume, while Parker Brothers, also feeling the effect of a comparison against a strong 1993 first quarter, fell short. The infant and preschool group, while continuing to face significant competition in its market, was marginally above the comparable 1993 level.

COST OF SALES
- -------------
The gross profit margin, expressed as a percentage of net revenues, improved slightly to 57.4% from the 1993 level of 57.3%.

EXPENSES
- --------
Royalties, research and development expenses, although increasing in both dollars and as a percentage of revenues compared to the first quarter of 1993, approximates the full year 1993 rate. The increase over the comparable period in 1993 is attributable to both royalties, where the Company has experienced greater sales, particularly within the international group, of products carrying relatively high royalty rates, and expanded product development efforts domestically.

As a percentage of net revenues, advertising expense has decreased to 13.2% from 13.9% a year ago. This decrease is the composite of an increase internationally and a decrease domestically. Internationally, the Company's continuing efforts to establish certain brands is the primary cause of the increase, while domestically the decrease results primarily from a planned reduction in certain promotional toy advertising.

Selling, distribution and administrative expenses for the quarter remained constant at the 1993 level of 22.5% of net revenues.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


NONOPERATING (INCOME) EXPENSE
- -----------------------------
The increase of approximately $1,000 in interest expense during the first quarter of 1994 is attributable to a combination of factors including an increase in average borrowing requirements during the quarter and the 1993 early redemption of a portion of the Company's long-term debt.

INCOME TAXES
- ------------
Income tax expense, as a percentage of pretax earnings, was 38.5% for the first quarter of 1994, an increase from the 38.0% for the same period in 1993. This increase was primarily the result of the U.S. federal tax rate which increased from 34% to 35% during 1993.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES
- ----------------------------------------------------
At the beginning of the quarter, the Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112). SFAS 112 requires that the cost of certain postemployment benefits be accrued over the employee service period, which is a change from the Company's prior practice of recording such benefits when incurred. The recognition of the Company's obligation relating to prior service, net of a deferred tax benifit of $2,513, (the cumulative effect of the change in accounting principles) reduced net earnings by $4,282. Additionally, this recognition required the recording of a long-term liability approximating $6,000 and a long-term deferred tax asset approximating $2,000. The adoption of SFAS 112 is not expected to have a future significant effect on either the Company's earnings or its financial condition.

OTHER INFORMATION
- -----------------
The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, more retailers are using quick response inventory management practices which results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The Company's unshipped orders were approximately $350,000 at April 24, 1994 compared to $575,000 at April 25, 1993. During the past several years the Company has experienced a gradual shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Several of the major balance sheet categories, including cash and cash equivalents, marketable securities, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter. This reflects the seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms. Generally, accounts receivable, inventories and short-term debt are lower at the end of December or March than at the end of the other quarters while cash and related amounts are higher. As a result, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior year-end.

Cash and cash equivalents at $250,262 were approximately $100,000 higher than the aggregate of it and marketable securities at the same time in 1993. This increase is reflective of the cash generated during the prior twelve months and will be used for working capital requirements as the year progresses. Receivables, at $449,981, were above their comparable 1993 level due to a combination of factors including the mix of first quarter sales with a greater percentage being made to customers with extended payment terms. Inventories increased approximately $34,000, largely due to the lower volume of domestic sales during the first quarter and the Company's continuing efforts to have product available for immediate delivery to its customers.

Short-term borrowings at $53,091 were approximately the same as in 1993. While the Company attempts to keep its borrowings at the lowest level possible, especially when it has excess cash, the cash available and the borrowing required may be in different countries and currencies and may make it impractical to substitute one for the other. Other current liabilities increased approximately $20,500 from those of a year ago, primarily due to timing differences on payments.

As part of the traditional marketing strategies of the toy industry, many sales made early in the year are not due for payment until the fourth quarter, thus making it necessary for the Company to borrow significant amounts pending collection of these receivables. Currently, the Company has available committed unsecured lines of credit totaling approximately $450,000. It also has available uncommitted lines exceeding $850,000. The Company believes that these amounts are adequate for its needs. Of these available lines, at March 27, 1994, approximately $65,000 was in use.

RECENT INFORMATION
- ------------------
On April 1, 1994, the Company amended its existing revolving credit agreement. The amendment decreases the available amount to $440,000, extends the maturity of the agreement to May 31, 1997, removes certain compliance requirements and reduces the commitment rate and margin, making the facility more economical for the Company.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None

Item 5.   Other Information.

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             4 Amendment No. 1 to Revolving Credit Agreement, dated as of April 1, 1994, among the Company, certain banks (the "Banks") and The First National Bank of Boston, as agent for the Banks.

            11 Computation of Earnings Per Common Share - Thirteen Weeks Ended March 27, 1994 and March,28,1993.

            12 Computation of Ratio of Earnings to Fixed Charges - Thirteen Weeks Ended March 27, 1994.

           (b)  Reports on Form 8-K

            A current Report on Form 8-K dated April 13, 1994 was filed by the Company and included the Press Release dated April 13, 1994 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters ended March 27, 1994 and March 28, 1993 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: May 11, 1994                           By:  /s/ John T. O'Neill
                                                 ---------------------
                                                     John T. O'Neill
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                     For the Period Ended March 27, 1994


                                Exhibit Index

Exhibit
  No.                            Exhibits
- -------                          --------

   4          Amendment No. 1 to Revolving Credit Agreement

  11          Statement re computation of per share earnings -
               thirteen weeks

  12          Statement re computation of ratios