Form 10-Q
period 1994-06-26
HASBRO INC
filed 1994-08-04
CIK 46080

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended June 26, 1994         Commission file number 1-6682


                                HASBRO, INC.
                            --------------------
                            (Name of Registrant)

       Rhode Island                                O5-0155090
- - ------------------------             ------------------------------------
(State of Incorporation)             (I.R.S. Employer Identification No.)



1027 Newport Avenue, Pawtucket, Rhode Island  02861
- - ---------------------------------------------------
           (Principal Executive Offices)



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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of July 29, 1994 was 87,745,672.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                           Jun. 26,   Jun. 27,   Dec. 26,
   Assets                                    1994       1993       1993
                                           --------   --------   --------
Current assets
  Cash and cash equivalents              $   46,427     16,611    186,254
  Accounts receivable, less allowance
   for doubtful accounts of $53,500,
   $55,900 and $54,200                      635,893    647,899    720,442
  Inventories:
    Finished products                       271,620    227,028    183,899
    Work in process                          22,549     37,904     22,486
    Raw materials                            44,275     50,093     43,682
                                          ---------  ---------  ---------
      Total inventories                     338,444    315,025    250,067

  Deferred income taxes                      89,356     78,104     78,413
  Prepaid expenses                           63,719     63,158     65,959
                                          ---------  ---------  ---------
        Total current assets              1,173,839  1,120,797  1,301,135

Property, plant and equipment, net          292,794    253,899    279,803
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $75,461, $60,301 and $68,122             469,384    484,487    475,607
  Other intangibles, less accumulated
   amortization of $94,803, $75,189 and
   $85,290                                  175,793    196,121    185,953
  Other                                      55,332     22,213     50,520
                                          ---------  ---------  ---------
        Total other assets                  700,509    702,821    712,080
                                          ---------  ---------  ---------

        Total assets                     $2,167,142  2,077,517  2,293,018
                                          =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                           Jun. 26,   Jun. 27,   Dec. 26,
   Liabilities and Shareholders' Equity      1994       1993       1993
                                           --------   --------   --------
Current liabilities
  Short-term borrowings                   $ 129,488    207,068     62,242
  Current installments of long-term debt      3,214        657      3,236
  Trade payables                            105,249    100,472    170,309
  Accrued liabilities                       297,094    288,854    420,476
  Income taxes                               67,425     67,205     92,051
                                          ---------  ---------  ---------
        Total current liabilities           602,470    664,256    748,314

Long-term debt, excluding current
 installments                               200,458    205,736    200,510
Deferred liabilities                         70,946     69,878     67,511
                                          ---------  ---------  ---------
        Total liabilities                   873,874    939,870  1,016,335
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   88,081,902, 87,464,265 and 87,795,251     44,041     43,732     43,898
  Additional paid-in capital                292,455    292,542    296,823
  Retained earnings                         932,690    785,230    920,956
  Cumulative translation adjustments         27,933     16,143     15,006
  Treasury stock, at cost, 134,400
   shares in 1994                            (3,851)         -          -
                                          ---------  ---------  ---------
        Total shareholders' equity        1,293,268  1,137,647  1,276,683
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,167,142  2,077,517  2,293,018
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                --------------------  ----------------------
                                 Jun. 26,   Jun. 27,    Jun. 26,   Jun. 27,
                                   1994       1993        1994       1993
                                 --------   --------    --------   --------
Net revenues                     $444,324    515,551     933,457  1,002,587
Cost of sales                     203,178    221,520     411,378    429,541
                                  -------    -------   ---------  ---------
Gross profit                      241,146    294,031     522,079    573,046
                                  -------    -------   ---------  ---------
Expenses
  Amortization                      8,805      8,717      17,598     17,376
  Royalties, research and
   development                     55,102     55,880     105,422    103,283
  Advertising                      60,428     67,775     124,987    135,612
  Selling, distribution and
   administrative                 109,980    113,807     220,270    223,366
                                  -------    -------   ---------  ---------
    Total expenses                234,315    246,179     468,277    479,637
                                  -------    -------   ---------  ---------
Operating profit                    6,831     47,852      53,802     93,409
                                  -------    -------   ---------  ---------
Nonoperating (income) expense
  Interest expense                  4,609      6,133      10,045     10,548
  Other (income), net                (435)    (2,072)     (2,343)    (3,801)
                                  -------    -------   ---------  ---------
    Total nonoperating expense      4,174      4,061       7,702      6,747
                                  -------    -------   ---------  ---------
Earnings before income taxes and
 cumulative effect of change in
 accounting principles              2,657     43,791      46,100     86,662
Income taxes                        1,023     16,641      17,749     32,932
                                  -------    -------   ---------  ---------
Net earnings before cumulative
 effect of change in accounting
 principles                         1,634     27,150      28,351     53,730
Cumulative effect of change in
 accounting principles                  -          -      (4,282)         -
                                  -------    -------   ---------  ---------
Net earnings                     $  1,634     27,150      24,069     53,730
                                  =======    =======   =========  =========

Per common share
  Net earnings before cumulative
   effect of change in accounting
   principles                    $    .02        .30         .32        .60
                                  =======    =======   =========  =========
  Net earnings                   $    .02        .30         .27        .60
                                  =======    =======   =========  =========
  Cash dividends declared        $    .07        .06         .14        .12
                                  =======    =======   =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             Twenty-Six Weeks Ended June 26, 1994 and June 27, 1993

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1994       1993
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $ 24,069     53,730
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  35,529     32,421
    Other amortization                                    17,598     17,376
    Deferred income taxes                                (13,241)    (1,660)
  Change in current assets and liabilities (other than
   cash and cash equivalents):
    (Increase) decrease in accounts receivable            90,098    (12,760)
    (Increase) in inventories                            (82,645)   (96,808)
    (Increase) decrease in prepaid expenses                3,193     (5,419)
    (Decrease) in trade payables and accrued
     liabilities                                        (219,678)  (170,165)
  Other                                                    1,475     (1,118)
                                                         -------    -------
      Net cash utilized by operating activities         (143,602)  (184,403)
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (45,825)   (39,529)
  Purchase of marketable securities                            -   (141,411)
  Proceeds from sale of marketable securities                  -    141,839
  Acquisitions, net of cash acquired                           -     (6,023)
  Other                                                    1,114      3,526
                                                         -------    -------
      Net cash utilized by investing activities          (44,711)   (41,598)
                                                         -------    -------
Cash flows from financing activities
  Net proceeds of short-term borrowings                   63,944    133,870
  Repayment of long-term debt                                (74)   (11,617)
  Stock option and warrant transactions                   (4,225)     5,208
  Purchase of common stock                                (3,851)         -
  Dividends paid                                         (11,434)    (9,607)
                                                         -------    -------
      Net cash provided by financing activities           44,360    117,854
                                                         -------    -------
Effect of exchange rate changes on cash                    4,126     (1,195)
                                                         -------    -------
      Decrease in cash and cash equivalents             (139,827)  (109,342)
Cash and cash equivalents at beginning of year           186,254    125,953
                                                         -------    -------
      Cash and cash equivalents at end of period        $ 46,427     16,611
                                                         =======    =======
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 10,958     12,525
    Income taxes                                        $ 43,361     48,085

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 26, 1994 and June 27, 1993, and the results of operations and cash flows for the periods then ended.

The results of operations for the twenty-six week period ended June 26, 1994, are not necessarily indicative of results to be expected for the full year.


(2) Earnings per common share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents include stock options and warrants for the period prior to their exercise. Under the treasury stock method, the unexercised options and warrants were assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds were then used to purchase common stock at the average market price during the period.

For each of the reported periods the difference between primary and fully diluted earnings per share was not significant.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
- - ------------
Net revenues for the second quarter and six months of 1994 were $444,324 and $933,457, compared to the $515,551 and $1,002,587 reported for the same periods of 1993. During the quarter, the Company's international revenues were essentially flat while its domestic revenues decreased approximately 20%. Domestically, data received from several larger customers indicates that consumer purchases of the Company's products through the end of June have increased over 1993 levels. With many retailers moving toward more sophisticated inventory management techniques, however, this increase has not yet resulted in a higher level of replacement orders. Additionally, a comparison with 1993 is adversely impacted by the fact that revenues during the second quarter of 1993 were at record levels, in part due to the introduction of certain Jurassic Park(TM) and Barney(R) products in mid-quarter, while 1994 introductions are on a more traditional time-line of late second quarter or early third quarter. Internationally, many of the Company's units were able to exceed last year's amounts in their local currencies although this growth was largely offset by the adverse effect of changed foreign currency translation rates. Although the dollar has recently weakened against certain currencies, for the quarter as a whole it was stronger than in the comparable period of 1993. For the three months, the adverse effect of changed foreign currency translation rates approximated $8,000.

COST OF SALES
- - -------------
The gross profit margin, expressed as a percentage of net revenues, for the quarter decreased to 54.3% from the 1993 level of 57.0% and for the six months to 55.9% from 57.2%. This deterioration is largely attributable to the effect of the decreased domestic sales volumes as well as a less favorable mix of products sold.

EXPENSES
- - --------
Royalties, research and development expenses for the second quarter and six months increased as a percentage of revenues and, for the six months, in amount from 1993 levels. The royalty component decreased in both categories, reflecting both the effect of reduced revenues and rates on certain 1993 products which carried higher than traditional royalty rates. Research and development was $32,959 and $61,462 for the second quarter and six months of 1994 compared to $27,113 and $54,101 in the same periods of 1993. These increases were largely attributable to the Company's domestic units whose development efforts have been expanded.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


The current quarter advertising decreased approximately $7,300 from the comparable 1993 level while for the six months it decreased approximately $10,600. As a percentage of net revenues, for the quarter it increased to 13.6% from 13.1% in the same period last year and for the six months it decreased to 13.4% from 13.5% a year ago. The reduction in amounts reflect the reduced revenues while the increased percentage during the quarter is largely the result of higher spending to establish selected core brands in certain international markets.

Both the second quarter and six months selling, distribution and administrative expenses show decreases from the respective 1993 amounts, while increasing as a percentage of net revenues. The decreases in amount are partially the result of lower distribution costs resulting from the lower revenues, while the increases in percentage are reflective of the fact that most other expenses in this category are relatively fixed.

NONOPERATING (INCOME) EXPENSE
- - -----------------------------
Interest expense decreased from 1993 levels in both the second quarter and the six months. This decrease reflects the Company's lower borrowing requirements, partially offset by slightly higher interest rates. The major component of other income continues to be income from temporary investments. Also included are various other items, none of which are material, of both income and expense.

INCOME TAXES
- - ------------
Income tax expense, as a percentage of pretax earnings, was 38.5% for both the second quarter and six months of 1994, compared with 38.0% in both periods of 1993. This increase primarily results from the third quarter 1993 increase in the U. S. federal income tax rate from 34% to 35%.

OTHER INFORMATION
- - -----------------
The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, more retailers are using quick response inventory management practices which results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The Company's unshipped orders were approximately $850,000 at July 24, 1994 compared to $950,000 at July 25, 1993. During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
Several of the major balance sheet categories, including cash and cash equivalents, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter. This reflects the seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms. Generally, accounts receivable, inventories and short-term debt are lower at the end of December and March than at the end of the other quarters while cash and related amounts are higher. As a result, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior year-end.

Cash and cash equivalents were above their 1993 level which is the result of the timing of cash receipts and their currency. The Company attempts to keep its cash at the lowest level possible whenever it has short-term borrowings. At times, however, the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. Receivables were less than at the same time in 1993 reflecting the Company's reduced revenues, partially offset by a change in sales mix with a larger percentage being made to customers with extended payment terms. Inventories were modestly above the level of a year ago as the Company continues to commit to production at levels sufficient to support its anticipated second half revenues.

Short-term borrowings, at $129,488 were approximately $77,600 less than last year, reflecting both the Company's decreased activity and the funds generated from operations within the most recent twelve months. Other current liabilities increased marginally, primarily due to timing differences on payments. As part of the traditional marketing strategies of the toy industry, many sales made early in the year are not due for payment until the fourth quarter, thus making it necessary for the Company to borrow significant amounts pending collection of these receivables. At June 26, 1994, the Company had committed unsecured lines of credit totaling approximately $450,000 available to it. It also had available uncommitted lines exceeding $900,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $150,000 was in use at June 26, 1994.

RECENT DEVELOPMENTS
- - -------------------
On June 22, 1994, the Company announced that the Executive Committee of its Board of Directors authorized the repurchase of up to five million shares of common stock from time to time in the open market or otherwise. This authorization is in addition to the 2,445,300 shares of common stock that the Company is authorized to repurchase pursuant to prior authorization by the Board. Shares repurchased will be used for general corporate purposes including funding of the Company's existing stock option plans.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


On July 12, 1994, the Company's outstanding warrants, which were issued in connection with the purchase of assets from Coleco Industries, Inc. in 1989, expired and prior to this date most had been exercised. Under terms of the warrants, upon exercise the Company had the option of either issuing shares of its stock or paying the exercising warrantholder an equivalent amount in cash. For all but a small number of warrants exercised prior to mid-1993, the Company elected to pay the equivalent cash amounts, approximating $16,000, rather than diluting its equity.

On July 18, 1994, in response to a public offer to acquire shares in J.W. Spear & Sons PLC at a price of 11.50 pounds sterling per share, the Company tendered all of its approximately 1,400,000 shares. These shares were purchased by the Company in 1990 at a cost of approximately $9,000.

On July 29, 1994, the Company exchanged its investment in approximately 1,500,000 shares of Virgin Interactive Entertainment Plc (VIE) for approximately 1,300,000 shares of Blockbuster Entertainment Corporation (Blockbuster). The Company acquired the VIE shares in September 1993 at a cost of approximately $25,000 while the value of the Blockbuster shares on July 29, 1994 was approximately $34,000.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           At the Company's Annual Meeting of Shareholders held on May 11, 1994, the Company's Shareholders, by a vote of 75,077,738 for, 2,419,162 against, 431,516 abstentions and no broker nonvotes, approved the Stock Option Plan for Non-employee Directors of the Company.

           They also, by a vote of 68,186,493 for, 9,252,726 against, 489,197 abstentions and no broker nonvotes, approved the Senior Management Annual Performance Plan for the Company.

           In addition, the Company's Shareholders reelected the following persons to the Board of Directors of the Company:
           Alan G. Hassenfeld (77,265,949 votes for, 662,367 votes withheld); George R. Ditomassi, Jr. (77,422,923 votes for, 505,393 votes withheld); Harold P. Gordon (76,401,225 votes for, 1,527,091 votes withheld); Alex Grass (77,414,385 votes for, 513,931 votes withheld); and Preston Robert Tisch (74,237,060 votes for, 3,691,256 votes withheld). There were no votes against any nominee and no broker nonvotes.

           Finally, the Company's Shareholders ratified the selection of KPMG Peat Marwick as the independent public accountants for the Company for the 1994 fiscal year by a vote of 77,558,979 for, 28,733 against, 340,704 abstentions and no broker nonvotes.

Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Twenty-Six Weeks Ended June 26, 1994 and June 27,1993.

            11.2 Computation of Earnings Per Common Share - Thirteen Weeks Ended June 26, 1994 and June 27,1993.

            12 Computation of Ratio of Earnings to Fixed Charges - Twenty-Six Weeks Ended June 26, 1994.

           (b)  Reports on Form 8-K

            A current Report on Form 8-K dated June 16, 1994 was filed by the Company and included the Press Release dated June 16, 1994 announcing the Company's revenue and earnings expectations for the second quarter and full year 1994.

            A current Report on Form 8-K dated July 14, 1994 was filed by the Company and included the Press Release dated July
            14, 1994 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters ended June 26, 1994 and June 27, 1993 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: August 4, 1994                          By:  /s/ John T. O'Neill
                                                 ---------------------
                                                     John T. O'Neill
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                      For the Period Ended June 26, 1994


                                Exhibit Index

Exhibit
  No.                            Exhibits
- - -------                          --------

  11.1        Statement re computation of per share earnings -
               twenty-six weeks ended June 26, 1994 and June 27, 1993

  11.2        Statement re computation of per share earnings -
               thirteen weeks ended June 26, 1994 and
               June 27, 1993


  12          Statement re computation of ratios