Form 10-Q
period 1994-09-25
HASBRO INC
filed 1994-11-09
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended September 25, 1994     Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of October 28, 1994 was 87,619,877.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                           Sep. 25,   Sep. 26,   Dec. 26,
   Assets                                    1994       1993       1993
                                           --------   --------   --------
Current assets
  Cash and cash equivalents              $   43,234     48,466    186,254
  Marketable securities available
   for sale                                  16,810          -          -
  Accounts receivable, less allowance
   for doubtful accounts of $52,500,
   $58,300 and $54,200                    1,118,622  1,087,653    720,442
  Inventories:
    Finished products                       260,407    244,289    183,899
    Work in process                          20,163     29,359     22,486
    Raw materials                            52,519     59,883     43,682
                                          ---------  ---------  ---------
      Total inventories                     333,089    333,531    250,067

  Deferred income taxes                      89,165     81,429     78,413
  Prepaid expenses                           58,002     64,463     65,959
                                          ---------  ---------  ---------
        Total current assets              1,658,922  1,615,542  1,301,135

Property, plant and equipment, net          296,986    258,919    279,803
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $79,926, $63,736 and $68,122             553,745    481,507    475,607
  Other intangibles, less accumulated
   amortization of $99,499, $80,520 and
   $85,290                                  170,695    190,818    185,953
  Other                                      35,966     48,256     50,520
                                          ---------  ---------  ---------
        Total other assets                  760,406    720,581    712,080
                                          ---------  ---------  ---------

        Total assets                     $2,716,314  2,595,042  2,293,018
                                          =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                           Sep. 25,   Sep. 26,   Dec. 26,
   Liabilities and Shareholders' Equity      1994       1993       1993
                                           --------   --------   --------
Current liabilities
  Short-term borrowings                   $ 486,252    469,355     62,242
  Current installments of long-term debt      3,204        141      3,236
  Trade payables                            133,060    134,307    170,309
  Accrued liabilities                       413,741    412,964    420,476
  Income taxes                              108,515     93,635     92,051
                                          ---------  ---------  ---------
        Total current liabilities         1,144,772  1,110,402    748,314

Long-term debt, excluding current
 installments                               150,437    203,642    200,510
Deferred liabilities                         73,057     69,170     67,511
                                          ---------  ---------  ---------
        Total liabilities                 1,368,266  1,383,214  1,016,335
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   88,085,802, 87,635,774 and 87,795,251     44,043     43,818     43,898
  Additional paid-in capital                283,872    294,670    296,823
  Retained earnings                       1,001,730    855,511    920,956
  Cumulative translation adjustments         32,049     17,829     15,006
  Treasury stock, at cost, 451,900
   shares in 1994                           (13,646)         -          -
                                          ---------  ---------  ---------
        Total shareholders' equity        1,348,048  1,211,828  1,276,683
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,716,314  2,595,042  2,293,018
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                               Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                               --------------------  -----------------------
                                Sep. 25,   Sep. 26,     Sep. 25,   Sep. 26,
                                  1994       1993         1994       1993
                                --------   --------     --------   --------
Net revenues                    $796,222    812,393    1,729,679  1,814,980
Cost of sales                    352,129    351,064      763,507    780,605
                                 -------    -------    ---------  ---------
Gross profit                     444,093    461,329      966,172  1,034,375
                                 -------    -------    ---------  ---------
Expenses
  Amortization                     9,598      8,797       27,196     26,173
  Royalties, research and
   development                    75,359     81,991      180,781    185,274
  Advertising                    116,307    111,868      241,294    247,480
  Selling, distribution and
   administrative                123,067    126,364      343,337    349,730
  Restructuring charges           12,500          -       12,500          -
                                 -------    -------    ---------  ---------
    Total expenses               336,831    329,020      805,108    808,657
                                 -------    -------    ---------  ---------
Operating profit                 107,262    132,309      161,064    225,718
                                 -------    -------    ---------  ---------
Nonoperating (income) expense
  Interest expense                 8,776      9,111       18,821     19,659
  Other (income), net            (23,710)       333      (26,053)    (3,468)
                                 -------    -------    ---------  ---------
    Total nonoperating expense   (14,934)     9,444       (7,232)    16,191
                                 -------    -------    ---------  ---------
Earnings before income taxes and
 cumulative effect of change in
 accounting principles           122,196    122,865      168,296    209,527
Income taxes                      47,045     47,317       64,794     80,249
                                 -------    -------    ---------  ---------
Net earnings before cumulative
 effect of change in accounting
 principles                       75,151     75,548      103,502    129,278
Cumulative effect of change in
 accounting principles                 -          -       (4,282)         -
                                 -------    -------    ---------  ---------
Net earnings                    $ 75,151     75,548       99,220    129,278
                                 =======    =======    =========  =========

Per common share
  Net earnings before cumulative
   effect of change in
   accounting principles        $    .85        .84         1.16       1.44
                                 =======    =======    =========  =========
  Net earnings                  $    .85        .84         1.11       1.44
                                 =======    =======    =========  =========
  Cash dividends declared       $    .07        .06          .21        .18
                                 =======    =======    =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
       Thirty-Nine Weeks Ended September 25, 1994 and September 26, 1993

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1994       1993
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $ 99,220    129,278
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  59,710     48,953
    Other amortization                                    27,196     26,173
    Deferred income taxes                                (11,102)    (6,006)
    Gain on investments                                  (23,291)         -
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    (Increase) in accounts receivable                   (368,304)  (450,621)
    (Increase) in inventories                            (73,557)  (114,140)
    (Increase) decrease in prepaid expenses                9,318     (6,540)
    (Decrease) increase in trade payables and
     accrued liabilities                                 (41,936)    11,201
  Other                                                     (786)    (3,158)
                                                         -------    -------
      Net cash utilized by operating activities         (323,532)  (364,860)
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (73,019)   (60,955)
  Purchase of marketable securities                            -   (141,411)
  Proceeds from sale of investments                       24,449    141,839
  Acquisitions, net of cash acquired                     (98,411)   (30,644)
  Other                                                      444      2,520
                                                         -------    -------
      Net cash utilized by investing activities         (146,537)   (88,651)
                                                         -------    -------
Cash flows from financing activities
  Net proceeds of short-term borrowings                  418,409    394,313
  Repayment of long-term debt                            (50,105)   (11,668)
  Stock option and warrant transactions                   (8,498)     7,422
  Purchase of common stock                               (17,954)         -
  Dividends paid                                         (17,577)   (14,865)
                                                         -------    -------
      Net cash provided by financing activities          324,275    375,202
                                                         -------    -------
Effect of exchange rate changes on cash                    2,774        822
                                                         -------    -------
      Decrease in cash and cash equivalents             (143,020)   (77,487)
Cash and cash equivalents at beginning of year           186,254    125,953
                                                         -------    -------
      Cash and cash equivalents at end of period        $ 43,234     48,466
                                                         =======    =======
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 16,636     18,053
    Income taxes                                        $ 45,931     69,105

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 25, 1994 and September 26, 1993, and the results of operations and cash flows for the periods then ended.

The results of operations for the thirty-nine week period ended September 25, 1994, are not necessarily indicative of results to be expected for the full year.


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

For each of the reported periods except the thirteen weeks ended September 25, 1994 and September 26, 1993, the difference between primary and fully diluted earnings per share was not significant. For the thirteen weeks ended September 25, 1994, the primary and fully diluted earnings per share were $.85 and $.82, respectively. For the thirteen weeks ended September 26, 1993, the primary and fully diluted earnings per share were $.84 and $.81, respectively.


(3) During October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments (SFAS
119). SFAS 119 requires disclosures about derivative financial instruments including futures, forward, swap and option contracts and other financial instruments with similar characteristics and is effective for fiscal years ending after December 15, 1994.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
- - ------------
Net revenues for the third quarter and nine months of 1994 were $796,222 and $1,729,679, compared to the $812,393 and $1,814,980 reported for the same periods of 1993. For the quarter, the Company's revenues returned to a level comparable with those of a year ago. This occurred in spite of the loss of approximately $80,000 of worldwide volume from two successful 1993 product ranges, Barney(R) and Jurassic Park(TM). Internationally, most of the Company's units showed modest growth from their 1993 levels and also benefited from a $9,000 favorable effect of the weakened U.S. dollar. Domestically, the record volume of the third quarter of 1993, buoyed by the two product ranges noted above, could not be sustained.

COST OF SALES
- - -------------
The gross profit margin, expressed as a percentage of net revenues, for the quarter decreased to 55.8% from the 1993 level of 56.8% and for the nine months to 55.9% from 57.0%. This deterioration is largely attributable to the effect of the decreased domestic volume, principally in the promotional product area. Generally, promotional items, which carry higher royalty rates, provide a higher gross margin than do games and other items.

EXPENSES
- - --------
Royalties, research and development expenses for the third quarter and nine months decreased in amount and, for the third quarter, as a percentage of revenues from 1993 levels. The royalty component decreased in both categories, reflecting both the effect of reduced revenues and rates on certain 1993 products which carried higher than traditional royalty rates. Research and development was $35,193 and $96,655 for the third quarter and nine months of 1994 compared to $33,423 and $87,524 in the same periods of 1993. These increases were largely attributable to the Company's domestic units whose development efforts have been expanded.

The current quarter advertising increased approximately $4,400 from the comparable 1993 level while for the nine months it decreased approximately $6,200. As a percentage of net revenues, for the quarter and nine months it increased to 14.6% from 13.8% and to 14.0% from 13.6%, respectively. The increased percentages are largely the result of higher spending to establish selected core brands in certain international markets coupled with the lower than normal advertising requirements of Jurassic Park and Barney in 1993, reflecting the amount of exposure given these two brands by other parties.

Both in dollars and as a percentage of net revenues, third quarter selling, distribution and administrative expenses showed a minor decrease from the respective 1993 amounts, which is partially the result of lower distribution costs resulting from the lower revenues, coupled with a reduced requirement for doubtful accounts. The nine month decrease in amount can be attributed to the same causes while the increase in percentage is reflective of the fact that most other expenses in this category are relatively fixed.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


The Company recently completed a restructuring of its Domestic Toy group, merging its Hasbro Toy, Playskool, Playskool Baby, Kenner and Kid Dimension units into one organization, the Hasbro Toy Group, and also announced a consolidation of its domestic manufacturing facilities. To provide for these and other immaterial restructuring costs, the Company recorded a $12,500 pretax charge during the quarter.

NONOPERATING (INCOME) EXPENSE
- - -----------------------------
Interest expense decreased approximately 4% from 1993 levels in both the third quarter and the nine months. This decrease reflects the Company's lower borrowing requirements, partially offset by higher interest rates. During the quarter, the Company liquidated its investment in J.W. Spear & Sons PLC (Spear) and sold its investment in Virgin Interactive Entertainment plc (Virgin) to Blockbuster Entertainment (Blockbuster). The Company realized an aggregate pretax gain of approximately $23,000 from these transactions, which is responsible for the large change in other income, net. Also included are various other items, none of which are material, of both income and expense.

INCOME TAXES
- - ------------
Income tax expense, as a percentage of pretax earnings, was 38.5% for both the third quarter and nine months of 1994, compared with 38.5% and 38.3% in the third quarter and nine months of 1993. This increase in the nine month rate primarily results from the third quarter 1993 increase in the U. S. federal income tax rate from 34% to 35%.

OTHER INFORMATION
- - -----------------
The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, more retailers are using quick response inventory management practices which results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The Company's unshipped orders were approximately $490,000 at October 23, 1994 compared to $520,000 at October 24, 1993. During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


During the fourth quarter of 1993, the Company recorded a restructuring charge of $15,500, primarily relating to the planned closure of the Company's manufacturing facility in The Netherlands, as announced on January 13, 1994. The Company had initially planned to cease production at this facility during the second quarter of 1994 but has not yet been able to do so. The actions necessary to comply with local regulations relating to such a closure have taken longer than anticipated and the Company now believes that the shut down of production at this facility will take place late in the fourth quarter of 1994. As a result, no anticipated benefits have yet been obtained and only minimal amounts of the liability accrued for this closure have been satisfied. The remaining amount provided in 1993 related to several items, none of which were significant, either in cost or anticipated benefits. A majority of the liabilities established for such items has been satisfied and the expected benefits are being obtained.

Included in the restructuring charges recorded during the current quarter, noted above, for the Domestic Toy restructuring, was a provision of approximately $4,400 for the costs associated with the termination of approximately 100 management employees. Substantially all of these employees have been terminated and approximately $921 of the liability has been satisfied. It is anticipated that no material benefits from this restructuring will be experienced until 1995. Also included, and related to the consolidation of domestic manufacturing operations as announced on November 8, 1994, and further discussed below, was a provision of approximately $3,400 for costs associated with the termination of approximately 485 manufacturing employees. These terminations will occur during the fourth quarter of 1994 and the first quarter of 1995. As a result, none of the liability has been satisfied and the Company expects that no material benefits from this consolidation will be experienced until 1995.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
Because of the seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, the interim cash flow statements are not representative of that which may be expected for the full year. As a result of these extended payment terms, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. While a large portion of these receivables are of a quality which would allow their sale, alleviating the need for much of its interim financing, the Company believes it to be more cost effective to use its available funds and short-term borrowings to finance them. Late in its fourth quarter and through the first quarter of the subsequent year, as receivables are collected, cash flow from operations becomes positive and is used to repay a significant portion of the short-term borrowings.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


As a result, management believes that on an interim basis, rather than discussing its cash flows, a better understanding of its liquidity and capital resources can be obtained through a discussion of the various balance sheet categories. Also, as several of the major categories, including cash and cash equivalents, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter, again due to the seasonality of its business and the extended payment terms offered, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior year-end.

Cash and cash equivalents were approximately 10% below their 1993 level. The Company attempts to keep its cash at the lowest level possible whenever it has short-term borrowings. At times, however, the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. Marketable securities at September 25, 1994 represent shares of Blockbuster, received from the sale of the Company's investment in Virgin, which had not been liquidated. Subsequent to the balance sheet date, such shares were sold, with a resulting immaterial gain. Receivables were approximately $31,000 greater than at the same time in 1993. More than half of the increase relates to a non-trade amount due from the Blockbuster shares sold prior to balance sheet date but having a settlement date of September 30. The remaining increase reflects the change in the Company's sales mix with a larger percentage being made to customers with extended payment terms. Inventories approximated those of a year ago. Other assets, as a group, increased approximately $40,000 from their level a year ago. This increase reflects the Company's acquisition of the game and puzzle business of Western Publishing and its investment made in Connector Set Limited Partnership in conjunction with the joint venture to market the K'NEX(R) line of construction toys internationally, both partially offset by the disposition, or transfer to current assets, of the Company's investments in Spear and Virgin and twelve months of amortization expense.

Short-term borrowings, at $486,252 were approximately $16,900 greater than last year. This reflects the net of several significant items including the election by the Company to pay exercising holders of its warrants, which expired on July 12, 1994, approximately $17,000 in cash rather than shares, the repurchase of shares of the Company's common stock in the amount of approximately $18,000, the early redemption by the Company of its $50,000 of Subordinated Variable Notes Due 1995, the net cash requirements of the change in other assets noted above and the funds generated from operations within the most recent twelve months. Other current liabilities increased marginally, primarily due to timing differences on payments. At September 25, 1994, the Company had committed unsecured lines of credit totaling approximately $450,000 available to it. It also had available uncommitted lines exceeding $950,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $500,000 was in use at September 25, 1994.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


RECENT DEVELOPMENTS
- - -------------------
As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K filing for the year ended December 26, 1993, the Company was engaged in legal action against CBS Inc.
(CBS) to recover all costs associated with the environmental clean-up of the Company's former manufacturing facility in Lancaster, Pennsylvania. On August 10, 1994, the U.S. District Court for the Eastern Division of Pennsylvania entered judgment in favor of the Company, awarding the Company all of its past and future costs associated with such environmental remediation. The Company and CBS are currently negotiating the manner in which this judgment will be satisfied.

On November 8, the Company announced that it would close its Wayne, New Jersey manufacturing plant, effective March 5, 1995, and was reducing the number of manufacturing jobs at its facilities in Rhode Island. The New Jersey facility employs approximately 85 employees while approximately 400 people will be affected in Rhode Island, of which approximately 280 are currently on traditional seasonal layoffs.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           On September 22, 1994, pursuant to notice given on September 7, 1994, the Company redeemed all $50,000,000 of its outstanding Subordinated Variable Rate Notes Due 1995 (the Notes) at a redemption price of 100% of their principal amount plus accrued interest through that date. Shawmut Bank Connecticut, N.A. is the Trustee and Paying Agent for the Notes.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None.

Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Thirty-Nine Weeks Ended September 25, 1994 and September 26, 1993.

            11.2 Computation of Earnings Per Common Share - Thirteen Weeks Ended September 25, 1994 and September 26, 1993.

            12 Computation of Ratio of Earnings to Fixed Charges - Thirty-Nine and Thirteeen Weeks Ended September
                  25, 1994.

            27    Article 5 Financial Data Schedule - Third Quarter 1994

           (b)  Reports on Form 8-K

            A current Report on Form 8-K dated October 13, 1994, as amended by Form 8-K/A of the same date, was filed by the Company and included the Press Release dated October 13, 1994 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and nine months ended September 25, 1994 and September 26, 1993 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: November 9, 1994                       By: /s/ John T. O'Neill
                                                ---------------------
                                                     John T. O'Neill
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                   For the Period Ended September 25, 1994


                                Exhibit Index

Exhibit
  No.                            Exhibits
- - -------                          --------

  11.1        Computation of Earnings Per Common Share -
               Thirty-Nine Weeks Ended September 25, 1994
               and September 26, 1993

  11.2        Computation of Earnings Per Common Share -
               Thirteen Weeks Ended September 25, 1994 and
               September 26, 1993

  12          Computation of Ratio of Earnings to Fixed
               Charges - Thirty-Nine and Thirteen Weeks
               Ended September 25, 1994

  27          Article 5 Financial Data Schedule - Third
               Quarter 1994.