Form 10-K
HASBRO INC
filed 1995-03-24
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 1994   Commission file number 1-6682
                          -----------------                          ------

                                 Hasbro, Inc.
                             --------------------
                             (Name of registrant)

      Rhode Island                                          05-0155090
------------------------                                -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold on March 16, 1995 was $2,519,054,620.

The number of shares of Common Stock outstanding as of March 16, 1995 was 87,600,293.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement for its 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Selected information contained in registrant's Annual Report to Shareholders for the fiscal year ended December 25, 1994, is included as Exhibit 13, and incorporated by reference into Parts I and II of this Report.


                                    PART I

ITEM  1.  BUSINESS
          --------
  (a) General Development of Business
      -------------------------------
  The Company designs, manufactures and markets a diverse line of toy products and related items throughout the world. Included in its offerings are games and puzzles, preschool, boys' action and girls' toys, dolls, plush products and infant products, including infant apparel. The Company also licenses various tradenames, characters and other property rights for use in connection with the sale by others of noncompeting toys and non-toy products.

  Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company" means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

  (b) Description of Business Products
      --------------------------------
  The Company's products are categorized for marketing purposes as follows:

   (i) Hasbro Toy Group
       ----------------
  During 1994, the Company established the Hasbro Toy Group, bringing all of its domestic infant, preschool, activity, boys and girls products together within one organization. Previously, the Company operated separate organizations to develop and market its Playskool, Hasbro Toy and Kenner brand products.

  The infant and preschool items are principally marketed under the Playskool brand and are specifically designed for preschool children, toddlers and infants.

  The preschool line includes such well known products as Lincoln Logs(R), Tinkertoy(R), Mr. Potato Head(R), In-Line Skates, 1-2-3 Bike(TM) and the "Busy(R)" line of toys; electronic items including Talking Alphie(R) and Talking Barney(TM); various role play products including the Magic Tea Party(TM) and the Magic Smoking Grill(TM) and toys utilizing the "Sesame Street(R)" character motifs sold under licenses from Children's Television Workshop. New items for 1995 include the Playskool(R) Playstore, the 1-2-3 Swing(TM), 1-2-3 Baseball(TM) and All-in-One Fun Learning Center.



  Playskool's line of infant and juvenile items consists of products for very young children, including the award winning 1-2-3 High Chair(TM), Musical Dream Screen(TM), the Steady Steps(R) line of walkers, the Pur(R) line of silicone nipples and pacifiers, bibs and other infant accessories such as the Hugger(R) toothbrush, a full line of health care and safety products, Tommee Tippee(TM) training cups and feeding items, water-filled teething rings, soft toys, rattles and infant apparel including the Scootees(R) line of soft shoes for babies. New products in 1995 include the Roll 'n Rattle Ball, Big 'n Bright Quilt and First Wheels.

  The Hasbro Toy Group also offers activity items for both girls and boys including the Fantastic Sticker Maker(TM) and the Fantastic Flowers(TM) flower making kit as well as such classics as Play-Doh(R), Easy-Bake(R) Oven and the Spirograph(R) design toy. New offerings for 1995 include several innovative toys based on The Magic School Bus(TM) television and book series, an assortment of toys marketed under the Nickelodeon(R) name, the Power Spark(TM) Welding Set and Techno Zoids(TM) action construction toys.

  Its girls items include the Raggedy Ann(R) and Raggedy Andy(R) line of rag dolls and the Littlest Pet Shop(R) figures and playsets along with the Baby Check-Up(R) and Baby All Gone(R) dolls. Included in its new introductions for 1995 are Bride Surprise(TM), Princess Wishing Star(TM) and the Baby Buddies(TM) line of collectible figures and playsets.

  In boys' toys it offers a wide range of products, many of which are tied to entertainment properties, including Batman(R), Mortal Kombat(TM) and Congo(TM) action figures and accessories. It also offers such classic properties as G.I. Joe(R), The Transformers(R), the Tonka(R) line of trucks and vehicles, including the Electronic Talk'n Play(TM) Fire Truck, and the Nerf(R) line of soft action play equipment. A sucessful entrant into the remote controlled vehicle category in 1994 was the Ricochet(TM) radio-controlled vehicle which will be joined by other vehicles in 1995, namely the Tirestorm(TM) and Stunt Boss(TM). Other new introductions for 1995 include action figures based on the upcoming movie Batman(TM) Forever and the television series Gargoyles and Saban's VR Troopers(TM) and the Tonka(R) Farm Playset. In 1995, the Company acquired the Super Soaker(TM) line of water products and certain other assets from the Larami group of companies. These products will give the Company a core franchise in an area in which it had not previously been represented.

   (ii) Hasbro Games Group
        ------------------
  Beginning in 1995, the Company's two game units, Milton Bradley and Parker Brothers, are being managed as one organization, the Hasbro Games Group.

  Milton Bradley markets quality games and puzzles, including board, strategy and word games, skill and action games and travel games. It maintains a diversified line of more than 200 games and puzzles for children and adults. Its staple items include Battleship(R), The Game of Life(R), Scrabble(R), Chutes and Ladders(R), Candy Land(R), Lite-Brite(R), Trouble(R), Mousetrap(R), Operation(R), Hungry Hungry Hippos(R), Connect Four(R), Twister(R) and Big Ben(R) Puzzles. The Company also manufactures and sells games and puzzles for the entire family, including such games as Yahtzee(R), Parcheesi(R), Aggravation(R), Jenga(R) and Scattergories(R) and Puzz 3-D(TM), a series of three dimensional jigsaw puzzles. Games added to the Milton Bradley line for 1995 include Chicken Limbo(TM), Channel Surfing(TM) and a refreshed version of Pictionary(R).



  Parker Brothers markets a full line of games for families, children and adults. Its classic line of family board games includes Monopoly(R), Clue(R), Sorry!(R), Risk(R), Boggle(R), Ouija(R) and Trivial Pursuit(R), some of which have been in the Parker Brothers' line for more than 50 years. The Company also markets traditional card games such as Mille Bornes(R), Rook(R), Rack-O(R), Old Maid and Go Fish. Its line of travel games includes travel editions of Monopoly(R) Junior, Clue(R), Sorry!(R) and Boggle(R) Jr. Several well-known games, including Balderdash(R), Hi! Ho! Cherry-O(R) and Outburst(R), were added to its portfolio during 1994 through the acquisition of certain game and puzzle assets from Western Publishing. New to the Parker Brothers' line in 1995 are Peanut Panic(TM), Marble Dome(TM) and Puzzle Pursuit(TM), a new game from the makers of Trivial Pursuit(R).

   (iii) International
         -------------
  The Company conducts its international operations through subsidiaries in more than 25 countries which sell a representative range of the products marketed in the United States together with some items which are sold only internationally.

  Throughout the world, the Company markets products sourced by a Hong Kong subsidiary working primarily through unrelated manufacturers in various Far East countries, and in the Americas it markets products supplied by the Company's Mexican and U.S. manufacturing operations. Additionally, subsidiaries in Europe market products primarily manufactured by the Company in Ireland and Spain; those in Australia and New Zealand, products manufactured by the Company in New Zealand and in Canada, certain products which it assembles in Canada from components supplied by the Company's U.S. and Mexican operations. The Company has small investments in joint ventures in India and the Peoples Republic of China which manufacture and sell products both to the Company and unaffiliated customers. The Company also has Hong Kong units which market directly to retailers a line of high quality, low priced toys, games and related products, primarily on a direct import basis.

  In addition, certain toy products are licensed to other toy companies to manufacture and sell product in selected foreign markets where the Company does not otherwise have a presence.

  Working Capital Requirements
  ----------------------------
  The Company's shipments of products are greater in each of the third and fourth quarters than shipments in each of the first and second quarters. During the past several years, the Company has experienced a gradual shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half, the fourth quarter has become more prominent and the Company expects this trend to continue. Production has been financed historically by means of short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. In addition, as more retailers move to just-in-time inventory management practices, fewer orders are being placed in advance of shipment and more orders, when placed, are for immediate delivery. The Company's unshipped orders at March 3, 1995 and March 4, 1994 were approximately $170,000,000 and $150,000,000, respectively. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 1995 are not substantially different from those employed in 1994.

  As part of the traditional marketing strategies of the toy industry, many sales made early in the year are not due for payment until the fourth quarter, thus making it necessary for the Company to borrow significant amounts pending collection of these receivables. The Company relies on internally generated funds and short-term borrowing arrangements, including commercial paper, to finance its working capital needs. Currently, the Company has available to it unsecured lines of credit, which it believes are adequate, of approximately $1,400,000,000 including a $440,000,000 revolving credit agreement with a group of banks which is also used as a back-up to commercial paper issued by the Company.

  Research and Development
  ------------------------
  The Company's business is based to a substantial extent on the continuing development of new products and the redesigning of existing items for continuing market acceptance. In 1994, 1993 and 1992, approximately $135,406,000, $125,566,000 and $109,655,000, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's staff of designers, artists, model makers and engineers.

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

  The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of Sesame Street, Walt Disney, Barney(TM) and other familiar movie, television and comic strip characters. Licensing fees are paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements.



  Marketing and Sales
  -------------------
  The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other retailers, large and small. The Company and its subsidiaries employ their own sales forces which account for nearly all of the sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. The Company maintains showrooms in New York and selected other major cities world-wide as well as at most of its subsidiary locations. Although there has been significant consolidation at the retail level over the last several years, in the United States and Canada, the Company has more than 2,000 customers, most of which are wholesalers, distributors or large chain stores. In other countries, the Company has in excess of 20,000 customers, many of which are individual retail stores. During 1994, sales to the Company's two largest customers represented 21% and 12%, respectively, of consolidated net revenues.

  The Company advertises its toy and game products extensively on television. The Company generally advertises selected items in its product groups in a manner designed to promote the sale of other specific items in those product groups. Each year, the Company introduces its new products at its New York City showrooms at the time of the American International Toy Fair in February. It also introduces some of its products to major customers during the last half of the prior year.

  In 1994, the Company spent approximately $397,094,000 in advertising, promotion and marketing programs compared to $383,918,000 in 1993 and $377,219,000 in 1992.

  Manufacturing and Importing
  ---------------------------
  The Company manufactures its products in facilities within the United States and various foreign countries (see "Properties"). Most of its toy products are manufactured from basic raw materials such as plastic and cardboard which are readily available. The Company's manufacturing process includes injection molding, blow molding, metal stamping, printing, box making, assembly and wood processing. In early 1994, the Company announced the planned closure of its manufacturing operation in The Netherlands with the transfer of its production to plants in Ireland and Spain. This closure was subsequently delayed until the first quarter of 1995. During the fourth quarter of 1994, the Company announced a consolidation of its domestic manufacturing facilities through the closure of one facility and the reduction of the workforce at a second location. The Company purchases certain components and accessories used in its toys and some finished items from domestic manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other foreign countries. The Company believes that the manufacturing capacity of its facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor and other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. While the recently rescinded trade sanctions proposed by the United States against the Peoples Republic of China did not affect any of the Company's products, the imposition of same by the United States against a class of products imported by the Company from China or the loss by the People's Republic of China of "most favored nation" trading status as granted by the United States, could significantly increase the cost of the Company's products imported into the United States from China. The Company anticipates that the implementation of the new General Agreement on Tariffs and Trade will reduce or eliminate customs duties on certain of the products imported by the Company.

  The Company makes its own tools and fixtures but purchases dies and molds principally from independent domestic and foreign sources. Several of the Company's domestic production departments operate on a two-shift basis and its molding departments operate on a continuous basis through most of the year.

  Competition
  -----------
  The Company's business is highly competitive and it competes with several large and many small domestic and foreign manufacturers. The Company is a worldwide leader in the design, manufacture and marketing of toys, games and infant care products.

  Employees
  ---------
  The Company employs approximately 12,500 persons worldwide, approximately 7,000 of whom are located in the United States.

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

  Government Regulation
  ---------------------
  The Company's toy products sold in the United States are subject to the provisions of the Consumer Product Safety Act (the "CPSA"), The Federal Hazardous Substances Act (the "FHSA") and the regulations promulgated thereunder. The CPSA empowers the Consumer Product Safety Commission (the "CPSC") to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPSC has the authority to seek to declare a product "a banned hazardous substance" under the CPSA and to ban it from commerce. The CPSC can file an action to seize and condemn an "imminently hazardous consumer product" under the CPSA and may also order equitable remedies such as recall, replacement, repair or refund for the product. The FHSA provides for the repurchase by the manufacturer of articles which are banned. Similar laws exist in some states and cities and in Canada, Australia and Europe. The Company maintains a laboratory which has testing and other procedures intended to maintain compliance with the CPSA and FHSA. Notwithstanding the foregoing, there can be no assurance that all of the Company's products are or will be hazard free. While the Company neither has had any material product recalls nor knows of any currently, should any such problem arise, it could have an effect on the Company depending on the product and could affect sales of other products.

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


ITEM  2.  PROPERTIES
          ----------
                                                                  Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Rhode Island
------------
 Pawtucket        Executive, Sales &
                   Marketing Offices &
                   Product Development    343,000     Owned        --
 Pawtucket        Administrative Office    23,000     Owned        --
 Pawtucket        Manufacturing           306,500     Owned        --
 Central Falls    Manufacturing           261,500     Owned        --
 West Warwick     Warehouse               402,000     Leased      1995
 East Providence  Administrative Office   120,000     Leased      1999

Massachusetts
-------------
 East Longmeadow  Office, Manufacturing
                   & Warehouse          1,147,500     Owned        --
 East Longmeadow  Office, Manufacturing
                   & Warehouse            254,400     Owned        --
 East Longmeadow  Warehouse               500,000     Leased      1998
 Beverly          Office                  100,000     Owned        --

New Jersey
----------
 Northvale        Office & Manufacturing   75,000     Leased      2002
 Wayne            Manufacturing            65,000     Leased      1995



                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

New York
--------
 New York         Office & Showroom        70,300     Leased      2000
 New York         Office & Showroom        32,300     Leased      1999
 Arcade           Manufacturing            15,000     Leased      1998
 Amsterdam        Manufacturing           297,400     Owned        --
 Orangeburg       Warehouse                51,000     Leased      2002

Ohio
----
 Cincinnati       Office                  161,000     Leased      2007
 Cincinnati       Warehouse                33,000     Leased      1999

Pennsylvania
------------
 Lancaster        Warehouse               464,000     Owned (1)     --

South Carolina
--------------
 Easley           Manufacturing            31,500     Leased      1997
 Easley           Manufacturing            75,000     Owned        --
 Easley           Manufacturing            29,000     Owned        --

Texas
-----
 El Paso          Manufacturing
                   & Warehouse            373,000     Owned        --
 El Paso          Manufacturing
                   & Warehouse            487,000     Leased      1998
 El Paso          Warehouse                97,200     Leased      1995
 El Paso          Warehouse               100,000     Leased      1995

Vermont
-------
 Fairfax          Manufacturing            43,000     Owned        --

Washington
----------
 Seattle          Office & Warehouse      125,100     Leased(2)   1995

Australia
---------
 Lidcombe         Office & Warehouse      161,400     Leased      2002
 Eastwood         Office                   16,900     Leased      1997

 Austria
-------
 Vienna           Office                    2,505     Leased      1997

Belgium
-------
 Brussels         Office & Showroom        16,700     Leased      1995



                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Canada
------
 Montreal         Office, Manufacturing
                   & Showroom             133,900     Leased      1997
 Montreal         Warehouse                88,100     Leased      1997
 Mississauga      Sales Office & Showroom  16,300     Leased      1998

Peoples Republic of China
-------------------------
 Guangzhou        Manufacturing            22,900     Leased      1995

Denmark
-------
 Copenhagen       Office                   5,900      Leased      1999

England
-------
 Uxbridge         Office & Showroom        94,500     Leased      2013
 Castlegate       Office & Manufacturing  400,000     Leased      1997
 Paddock Wood     Office                   30,000     Leased      1995


France
------
 Le Bourget
  du Lac          Office, Manufacturing
                   & Warehouse            108,300     Owned        --
 Savoie
  Technolac       Office                   33,500     Owned        --
 Pantin           Office                   20,900     Leased      2001
 Creutzwald       Warehouse               108,700     Owned        --

Germany
-------
 Fuerth           Office & Warehouse       28,400     Owned        --
 Soest            Warehouse                78,800     Owned        --
 Dietzenbach      Office                   30,400     Leased      1998
 Soest            Office & Warehouse      156,300     Owned        --

Greece
------
 Athens           Office & Warehouse      176,500     Leased      1996
 Athens           Office                   26,900     Leased      1995

Hong Kong
---------
 Kowloon          Office                   36,700     Leased      1995
 Kowloon          Office & Warehouse       14,900     Leased      1995
 Kowloon          Office                   18,600     Leased      1996
 Kowloon          Office                   16,100     Leased      1996
 Harbour City     Office                   11,000     Leased      1996



                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Hungary
-------
 Budapest         Office                    3,700     Leased      1996

Ireland
-------
 Waterford        Office, Manufacturing
                   & Warehouse            244,400     Owned        --
Italy
-----
 Milan            Office & Showroom        12,100     Leased      1998

Japan
-----
 Tokyo            Office                   10,800     Leased      1995

Malaysia
-------
 Selangor
  Darul Ehsan     Office                    6,800     Leased      1995

Mexico
------
 Tijuana          Office & Manufacturing  144,000     Leased      1995
 Tijuana          Warehouse                45,000     Leased      1995
 Tijuana          Warehouse               117,300     Leased      1995
 Reyna            Office                   61,000     Leased      1996
 Espana           Warehouse                53,700     Leased      1996
 Venados          Warehouse                59,100     Leased      1995
 Juarez           Manufacturing           169,500     Owned        --

The Netherlands
---------------
 Ter Apel         Office & Warehouse      139,300     Owned        --
 Utrecht          Sales Office & Showroom  17,000     Leased      1996
 Emmen            Warehouse                40,800     Leased      1995
 Emmen            Warehouse                21,500     Leased      1995

New Zealand
-----------
 Auckland         Office, Manufacturing
                   & Warehouse            110,900     Leased      2005
Portugal
--------
 Estoril-Lisboa   Office                    2,900     Leased      1995

Singapore
---------
 Singapore        Office & Warehouse       12,900     Leased      1995



                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Spain
-----
 Valencia         Office, Manufacturing
                   & Warehouse            115,100     Leased      1999
 Valencia         Manufacturing
                   & Warehouse            161,700     Leased      2002
 Valencia         Office                   46,300     Leased      1995
 Valencia         Warehouse                21,500     Leased      1995
 Valencia         Warehouse                94,400     Owned        --
 Valencia         Warehouse                43,000     Leased      1996

Switzerland
-----------
 Mutschellen      Office & Warehouse       23,400     Leased      1995

Taiwan
------
 TPE County       Warehouse                 9,800     Leased      1996

Wales
-----
 Newport          Warehouse                76,000     Leased      2003
 Newport          Warehouse                52,000     Owned        --

    (1)  See ITEM 3.  Legal Proceedings.

    (2) In addition, at this location the Port of Seattle operates a 400,000 square foot distribution facility pursuant to an agreement with the Company.

  In addition to the above listed facilities, the Company either owns or leases various other properties approximating 200,000 square feet which are utilized in its operations. The Company also either owns or leases an aggregate of approximately 650,000 square feet not currently being utilized in its operations. Most of these properties are being leased, subleased or offered for sublease or sale. A portion of this space not used in the Company's operations represent facilities used by Tonka Corporation units prior to its acquisition by the Company.

  The foregoing properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.




ITEM  3.  LEGAL PROCEEDINGS
          -----------------
  The Company has been proceeding with an environmental clean-up (the clean-up) at its former manufacturing facility in Lancaster, Pennsylvania. This facility, a portion of which is being utilized for limited warehousing operations in 1994, was acquired in 1986 from the CBS Toys Division of CBS Inc. (CBS) in conjunction with the purchase of rights to selected products formerly marketed by CBS. Since 1992, the Company has been involved in a legal action against CBS to recover all costs associated with the clean-up and, on August 10, 1994, the U.S. District Court for the Eastern District of Pennsylvania entered a judgment in favor of the Company, awarding the Company all of its past and future costs associated with such clean-up. The Company and CBS subsequently negotiated and concluded a resolution of the matter involving CBS' waiver of its rights to appeal the judgment, a payment by CBS to the Company on account of costs to date associated with environmental remediation together with interest and certain litigation costs, CBS' undertaking responsibility for future remediation of the site, the termination by the Pennsylvania Department of Environmental Resources of the consent order directing the Company to undertake such responsibility and the Company's agreement to sell the site to CBS on or before April 15, 1995.

  Preston Robert Tisch, a director of the Company, is also a director of CBS and Co-Chairman and Co-Chief Executive Officer of Loews Corporation, a major shareholder of CBS. By virtue of the foregoing, Mr. Tisch may be deemed to have an interest adverse to the Company with respect to the above-described action.

  The Company is party to certain other legal proceedings involving routine litigation incidental to the Company's business, none of which, individually or in the aggregate, is deemed to be material.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
  None.




EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
  The following persons are the executive officers of the Company and its subsidiaries and divisions. Such executive officers are elected annually. The position and office listed below are the principal position(s) and office(s) held by such person with the Company, subsidiary or divisions employing such person. The persons listed below generally also serve as officers and directors of the Company's various subsidiaries at the request and convenience of the Company.

                                                               Period
                                                               Serving in
                                                               Current
Name                        Age  Position and Office Held      Position
----                        ---  ------------------------      ----------

Alan G. Hassenfeld          46  Chairman of the Board,
                                President and Chief Executive
                                Officer                        Since 1989

Barry J. Alperin (1)        54  Vice Chairman                  Since 1990

Harold P. Gordon (2)        57  Vice Chairman                  Since 1995

George R. Ditomassi, Jr.(3) 60  Chief Operating Officer,
                                Games and International        Since 1990

Alfred J. Verrecchia (4)    52  Chief Operating Officer,
                                Domestic Toy Operations        Since 1990

John T. O'Neill             50  Executive Vice President and
                                Chief Financial Officer        Since 1989

Norman C. Walker (5)        56  Executive Vice President and
                                President, International       Since 1990

Dan D. Owen (6)             46  President, Hasbro Toy Group    Since 1994

E. David Wilson (7)         57  President, Hasbro Games Group  Since 1995

Richard B. Holt (8)         53  Senior Vice President
                                and Controller                 Since 1992

Donald M. Robbins (9)       59  Senior Vice President
                                General Counsel and
                                Corporate Secretary            Since 1992

Phillip H. Waldoks (10)     42  Senior Vice President-
                                Corporate Legal Affairs        Since 1992

Russell L. Denton           50  Vice President and Treasurer   Since 1989




  (1)  Prior thereto, Co-Chief Operating Officer.

  (2)  Prior thereto, Partner, Stikeman, Elliott (law firm).

  (3)  Prior thereto, Group Vice President and President, Milton Bradley.

  (4)  Prior thereto, Co-Chief Operating Officer.

  (5)  Prior thereto, Senior Vice President and President - European
       Operations.

  (6)  Prior thereto, President, Playskool.

  (7)  Prior thereto, President, Milton Bradley.

  (8)  Prior thereto, Vice President and Controller.

  (9)  Prior thereto, Vice President/General Counsel and Secretary.

  (10) Prior thereto, Vice President - Corporate Legal Affairs.


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
          -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------
  None.


                                    PART III

ITEMS 10, 11, 12 and 13.

  The information required by these items is included in registrant's definitive proxy statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections under the headings
(a) "Comparison of Five Year Cumulative Total Shareholder Return Among Hasbro, S&P 500 and Russell 1000 Consumer Discretionary Economic Sector" and accompanying material and (b) "Report of the Compensation and Stock Option Committee of the Board of Directors" in the definitive proxy statement shall not be deemed "filed" with the Securities and Exchange Commission or subject to
Section 18 of the Securities Exchange Act of 1934.


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

             Consolidated Balance Sheets at December 25, 1994 and
              December 26, 1993

             Consolidated Statements of Earnings for the Three Fiscal
              Years Ended in December 1994, 1993 and 1992

             Consolidated Statements of Shareholders' Equity for the
              Three Fiscal Years Ended in December 1994, 1993 and 1992

             Consolidated Statements of Cash Flows for the Three
              Fiscal Years Ended in December 1994, 1993 and 1992

             Notes to Consolidated Financial Statements



    (2)  Financial Statement Schedules
         -----------------------------
           Included in PART IV of this Report:
             Report of Independent Certified Public Accountants
              on Financial Statement Schedule

             For the Three Fiscal Years Ended in December 1994, 1993
              and 1992:
               Schedule VIII - Valuation and Qualifying Accounts and
                                Reserves

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

Exhibit
-------
    3.  Articles of Incorporation and Bylaws
         (a)  Restated Articles of Incorporation of the Company.
              (Incorporated by reference to Exhibit (c)(2) to the Company's Current Report on Form 8-K, dated July 15, 1993, File No. 1-6682.)

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

         (c) Amendment No. 1, dated as of April 1, 1994, to Revolving Credit Agreement among the Company, the Banks and the Agent. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 27, 1994, File No. 1-6682.)



   10.  Material Contracts
         (a) Lease between Hasbro Canada Inc. (formerly named Hasbro Industries (Canada) Ltd.) and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (b) Lease between Hasbro Canada Inc. and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

        Executive Compensation Plans and Arrangements
         (c) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

         (d) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (e) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (f) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (g) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (h) Form of Incentive Stock Option Agreement for incentive stock options. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (i) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (j) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 14, File No. 2-92550.)

         (k) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)



         (l)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (m)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (n) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (o) 1992 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (p) Form of Stock Option Agreement (For Employees) under the 1992 Stock Incentive Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (q) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (r) Form of Employment Agreement, dated July 5, 1989, between the Company and six executive officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (s) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

         (t) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

         (u) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

         (v) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)



         (w) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors.

         (x) Hasbro, Inc. Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

         (y) Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)


   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   22.  Subsidiaries of the registrant

   24.  Consents of experts and counsel
         (a)  Consent of KPMG Peat Marwick LLP

   27.  Financial data schedule

  The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

  (b) Reports on Form 8-K
      -------------------
        A Current Report on Form 8-K dated February 9, 1995 was filed to announce the Company's results for the quarter and year ended December 25, 1994. Consolidated statements of earnings (without notes) for the quarter and year ended December 25, 1994 and December 26, 1993 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

  (c) Exhibits
      --------
        See (a)(3) above

  (d) Financial Statement Schedules
      -----------------------------
        See (a)(2) above







INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hasbro, Inc.:


        Under date of February 8, 1995, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 25, 1994 and December 26, 1993 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ KPMG Peat Marwick LLP



Providence, Rhode Island

February 8, 1995



                                                             SCHEDULE VIII
                           HASBRO, INC. AND SUBSIDIARIES

                   Valuation and Qualifying Accounts and Reserves

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


                          Provision
             Balance at   Charged to                Write-Offs    Balance
            Beginning of   Costs and     Other      Allowances   at End of
                Year       Expenses     Additions    Taken(a)       Year
            ------------  ----------  ------------  -----------  ---------

Valuation
 accounts
 deducted
 from assets
 to which
 they apply -
 for doubtful
 accounts
 receivable:

  1994        $54,200        5,120            -       (8,320)     $51,000
               ======       ======       ======       ======       ======

  1993        $52,200       13,078            -      (11,078)     $54,200
               ======       ======       ======       ======       ======

  1992        $60,500       10,674            -      (18,974)     $52,200
               ======       ======       ======       ======       ======


    (a) Includes write-offs, recoveries of previous write-offs and translation adjustments.




SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.  (Registrant)


By: /s/ Alan G. Hassenfeld                            Date: March 24, 1995
   -------------------------                               ---------------
   Alan G. Hassenfeld
   Chairman of the Board


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                        Date
---------                      -----                        ----


 /s/ Alan G. Hassenfeld
----------------------------   Chairman of the Board,       March 24, 1995
Alan G. Hassenfeld             President, Chief Executive
                               Officer and Director
                               (Principal Executive Officer)


 /s/ John T. 0'Neill
----------------------------   Executive Vice President     March 24, 1995
John T. 0'Neill                and Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)


 /s/ Barry J. Alperin
----------------------------   Director                     March 24, 1995
Barry J. Alperin


 /s/ Alan R. Batkin
----------------------------   Director                     March 24, 1995
Alan R. Batkin


 /s/ George R. Ditomassi, Jr.
----------------------------   Director                     March 24, 1995
George R. Ditomassi, Jr.


 /s/ Harold P. Gordon
----------------------------   Director                     March 24, 1995
Harold P. Gordon







 /s/ Alex Grass
----------------------------   Director                     March 24, 1995
Alex Grass


 /s/ Sylvia K. Hassenfeld
----------------------------   Director                     March 24, 1995
Sylvia K. Hassenfeld


 /s/ Claudine B. Malone
----------------------------   Director                     March 24, 1995
Claudine B. Malone


 /s/ Norma T. Pace
----------------------------   Director                     March 24, 1995
Norma T. Pace


 /s/ E. John Rosenwald, Jr.
----------------------------   Director                     March 24, 1995
E. John Rosenwald, Jr.


 /s/ Carl Spielvogel
----------------------------   Director                     March 24, 1995
Carl Spielvogel


 /s/ Henry Taub
----------------------------   Director                     March 24, 1995
Henry Taub


 /s/ Preston Robert Tisch
----------------------------   Director                     March 24, 1995
Preston Robert Tisch


 /s/ Alfred J. Verrecchia
----------------------------   Director                     March 24, 1995
Alfred J. Verrecchia




                                   HASBRO, INC.

                            Annual Report on Form 10-K

                       for the Year Ended December 25, 1994

                                  Exhibit Index

Exhibit
-------
    3.  Articles of Incorporation and Bylaws
         (a)  Restated Articles of Incorporation of the Company.
              (Incorporated by reference to Exhibit (c)(2) to the Company's Current Report on Form 8-K, dated July 15, 1993, File No. 1-6682.)

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

         (c) Amendment No. 1, dated as of April 1, 1994, to Revolving Credit Agreement among the Company, the Banks and the Agent. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 27, 1994, File No. 1-6682.)

   10.  Material Contracts
         (a) Lease between Hasbro Canada Inc. (formerly named Hasbro Industries (Canada) Ltd.) and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (b) Lease between Hasbro Canada Inc. and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

       Executive Compensation Plans and Arrangements
         (c) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)



         (d) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (e) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (f) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (g) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (h) Form of Incentive Stock Option Agreement for incentive stock options. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (i) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (j) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 14, File No. 2-92550.)

         (k) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (l)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (m)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (n) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)



         (o) 1992 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (p) Form of Stock Option Agreement (For Employees) under the 1992 Stock Incentive Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (q) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (r) Form of Employment Agreement, dated July 5, 1989, between the Company and six executive officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (s) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

         (t) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

         (u) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

         (v) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

         (w) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors.

         (x) Hasbro, Inc. Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

         (y) Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)



   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   22.  Subsidiaries of the registrant

   24.  Consents of experts and counsel
         (a)  Consent of KPMG Peat Marwick.

   27.  Financial data schedule