Form 10-Q
period 1995-04-02
HASBRO INC
filed 1995-05-12
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended April 2, 1995          Commission file number 1-6682


                                HASBRO, INC.
                            --------------------
                            (Name of Registrant)

       Rhode Island                                O5-0155090
- ------------------------             ------------------------------------
(State of Incorporation)             (I.R.S. Employer Identification No.)



           1027 Newport Avenue, Pawtucket, Rhode Island  02861
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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of April 28, 1994 was 87,717,715.


                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                            Apr. 2,   Mar. 27,   Dec. 25,
   Assets                                    1995       1994       1994
                                           --------   --------   --------
Current assets
  Cash and cash equivalents              $  189,777    250,262    137,028
  Accounts receivable, less allowance
   for doubtful accounts of $49,700,
   $53,500 and $51,000                      475,813    449,981    717,890
  Inventories:
    Finished products                       198,587    203,757    181,202
    Work in process                          22,334     23,274     19,342
    Raw materials                            56,017     44,288     43,863
                                          ---------  ---------  ---------
      Total inventories                     276,938    271,319    244,407

  Deferred income taxes                      83,474     86,933     83,730
  Prepaid expenses                           86,849     63,571     69,408
                                          ---------  ---------  ---------
        Total current assets              1,112,851  1,122,066  1,252,463

Property, plant and equipment, net          308,469    282,978    308,879
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $87,335, $71,768 and $82,949             489,918    472,367    479,960
  Other intangibles, less accumulated
   amortization of $62,761, $89,609 and
   $58,178                                  357,373    180,839    295,333
  Other                                      61,152     55,100     41,740
                                          ---------  ---------  ---------
        Total other assets                  908,443    708,306    817,033
                                          ---------  ---------  ---------

        Total assets                     $2,329,763  2,113,350  2,378,375
                                          =========  =========  =========


                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                            Apr. 2,   Mar. 27,   Dec. 25,
   Liabilities and Shareholders' Equity      1995       1994       1994
                                           --------   --------   --------
Current liabilities
  Short-term borrowings                   $ 162,736     53,091     81,805
  Trade payables                            115,259    105,280    165,378
  Accrued liabilities                       309,950    293,557    417,763
  Income taxes                              106,007     92,906     98,786
                                          ---------  ---------  ---------
        Total current liabilities           693,952    544,834    763,732

Long-term debt, excluding current
 installments                               150,000    200,479    150,000
Deferred liabilities                         65,809     73,171     69,226
                                          ---------  ---------  ---------
        Total liabilities                   909,761    818,484    982,958
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   88,085,802, 87,981,176 and 88,085,802     44,043     43,991     44,043
  Additional paid-in capital                280,896    299,064    282,151
  Retained earnings                       1,086,070    937,227  1,071,416
  Cumulative translation adjustments         22,473     14,584     14,526
  Treasury stock, at cost, 450,559,
   none and 557,455 shares                  (13,480)         -    (16,719)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,420,002  1,294,866  1,395,417
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,329,763  2,113,350  2,378,375
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.


                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                                         Quarter Ended
                                                      --------------------
                                                       Apr. 2,    Mar. 27,
                                                        1995        1994
                                                      --------    --------
Net revenues                                          $526,503     489,133
Cost of sales                                          232,572     208,200
                                                       -------     -------
Gross profit                                           293,931     280,933
                                                       -------     -------
Expenses
  Amortization                                           9,243       8,793
  Royalties, research and
   development                                          55,084      50,320
  Advertising                                           70,233      64,559
  Selling, distribution and
   administration                                      120,803     110,290
                                                       -------     -------
    Total expenses                                     255,363     233,962
                                                       -------     -------
Operating profit                                        38,568      46,971
                                                       -------     -------
Nonoperating (income) expense
  Interest expense                                       5,823       5,436
  Other (income), net                                   (2,512)     (1,908)
                                                       -------     -------
    Total nonoperating expense                           3,311       3,528
                                                       -------     -------
Earnings before income taxes and
 cumulative effect of change in
 accounting principles                                  35,257      43,443
Income taxes                                            13,574      16,726
                                                       -------     -------
Earnings before cumulative
 effect of change in accounting
 principles                                             21,683      26,717
Cumulative effect of change in
 accounting principles                                       -      (4,282)
                                                       -------     -------
Net earnings                                          $ 21,683      22,435
                                                       =======     =======

Per common share
 Earnings before cumulative
   effect of change in accounting
   principles                                         $    .25         .30
                                                       =======     =======
 Net earnings                                         $    .25         .25
                                                       =======     =======
 Cash dividends declared                              $    .08         .07
                                                       =======     =======

See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                Quarters Ended April 2, 1995 and March 27, 1994

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1995       1994
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $ 21,683     22,435
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  19,224     16,424
    Other amortization                                     9,243      8,793
    Deferred income taxes                                 (5,112)   (11,023)
  Change in operating assets and liabilities (other than
   cash and cash equivalents):
    Decrease in accounts receivable                      257,841    268,687
    (Increase) in inventories                            (22,261)   (21,178)
    (Increase) decrease in prepaid expenses              (15,843)     2,075
    (Decrease) in trade payables and accrued
     liabilities                                        (162,280)  (193,199)
  Other                                                   (6,958)     4,129
                                                         -------    -------
      Net cash provided by operating activities           95,537     97,143
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (16,044)   (19,590)
  Investments and acquisitions, net of cash acquired    (102,413)         -
  Other                                                      168        198
                                                         -------    -------
      Net cash utilized by investing activities         (118,289)   (19,392)
                                                         -------    -------
Cash flows from financing activities
  Net proceeds (payments) of short-term borrowing         72,338    (10,551)
  Repayment of long-term debt                                (10)       (37)
  Purchase of common stock                                  (312)         -
  Stock option and warrant transactions                    2,296      2,334
  Dividends paid                                          (6,130)    (5,271)
                                                         -------    -------
      Net cash provided (utilized) by financing
       activities                                         68,182    (13,525)
                                                         -------    -------
Effect of exchange rate changes on cash                    7,319       (218)
                                                         -------    -------
      Increase (decrease) in cash and cash equivalents    52,749     64,008
Cash and cash equivalents at beginning of year           137,028    186,254
                                                         -------    -------
      Cash and cash equivalents at end of period        $189,777    250,262
                                                         =======    =======
Supplemental information
  Cash paid during the period for:
    Interest                                            $  2,951      2,859
    Income taxes                                        $ 10,827     20,893

See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1)	In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 2, 1995 and March 27, 1994, and the results of operations and cash flows for the periods then ended.

	The quarter ended April 2, 1995 consisted of fourteen weeks while the quarter ended March 27, 1994 consisted of thirteen weeks.

	The results of operations for the quarter ended April 2, 1995, are not necessarily indicative of results to be expected for the full year.


(2)	The Company adopted the provisions of Statement of Financial
Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112) as of the beginning of the prior fiscal year. SFAS 112 requires that the cost of certain postemployment benefits be accrued over the employee service period, which was a change from the Company's prior practice of recording such benefits when incurred. The effect of initially applying SFAS 112, net of a deferred tax benefit of $2,513, was reported as the cumulative effect of a change in accounting principles, negatively impacting the Company's first quarter 1994 earnings by $4,282.

(3)	As of February 1, 1995, the Company purchased certain products and other assets from the Larami group of companies. The consideration for this purchase is currently estimated by the Company to be $88,652. Accounting for this acquisition using the purchase method, the Company has allocated the purchase price based on preliminary estimates of fair market value which included $9,622 of net tangible assets, $67,175 of product rights and licenses and $11,855 of cost in excess of net assets acquired.

(4)	Earnings per common share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents include stock options and warrants for the period prior to their exercise. Under the treasury stock method, the unexercised options and warrants were assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds were then used to purchase common stock at the average market price during the period.

	For each of the reported periods the difference between primary and fully diluted earnings per share was not significant.


                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
- ------------
Net revenues for the first quarter of 1995 were $526,503, or approximately 8% greater than the $489,133 reported for the same period of 1994. Increased local currency revenues from most of the Company's international marketing units, coupled with the favorable effect of the weakened U.S. dollar was the major factor in this growth. In the domestic market, the Company's revenues were essentially flat with increases in the Hasbro Games Group offset by decreases in the Hasbro Toy Group. The first quarter of 1995 included 14 weeks while 1994 included 13.

Gross Profit
- ------------
The gross profit margin, expressed as a percentage of net revenues, decreased to 55.8% from the 1994 level of 57.4%. A major cause of this deterioration was the change in mix of products sold, primarily within the Hasbro Toy Group. During the first quarter of 1995, preschool products accounted for a larger portion of total revenues and generally this category returns lower gross margins than do promotional products. Additionally, the increased cost of plastic resins and paper, major components of many of the Company's products, was a contributing factor.

EXPENSES
- --------
Royalties, research and development expenses for the quarter increased in both amount and as a percentage of revenues from 1994 levels. The royalty component increased marginally in amount, reflecting the increased revenues, while as a percentage of revenues it decreased, reflecting the change in mix of products sold. Research and development was $32,564 for the quarter compared to $28,503 in 1994. This increase cannot be attributed to any one unit or geographic area, but rather reflects the Company's expanded efforts, both in new products and technologies and the refreshing of its existing items.

The current quarter advertising increased approximately $5,700 from the comparable 1994 level, and, as a percentage of net revenues, increased marginally to 13.3% from 13.2% a year ago. Both increases can largely be attributed to the higher portion of the Company's revenues coming from the international marketing units which generally have higher advertising to sales ratios than do the domestic groups.

The Company's selling, distribution and administration expenses increased, both in amount and as a percentage of net revenues, from their respective 1994 amounts. Contributing to the increases were the impact of the weakened U.S. dollar, the amounts from the Company's new operations, including Larami, the K'nex joint venture, Scandinavia, and Waddington Games, the additional week in the 1995 first quarter and the higher proportion of volume contributed by the international units. Because of the need to operate stand-alone units in most of the international markets, their selling, distribution and administration expenses, expressed as a percentage of revenues, are generally greater than those of the domestic units.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


NONOPERATING (INCOME) EXPENSE
- -----------------------------
Interest expense, while remaining constant as a percentage of net revenues, increased approximately 7% from the 1994 first quarter amount. While the Company's operations generated more than $280,000 of cash during the most recent twelve months, it also has increased borrowing requirements, resulting from the utilization of approximately $400,000 for acquisitions and investments, warrant and share repurchases and the reduction of long-term debt during the same period. In addition, higher interest rates are being experienced in 1995.

OTHER INFORMATION
- -----------------
The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, more retailers are using quick response inventory management practices which results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The Company's unshipped orders were approximately $400,000 at April 28, 1995 compared to $350,000 at April 22, 1994. During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue.

During both 1994 and 1993, the Company incurred certain restructuring costs. The 1994 actions, completed in the first quarter of 1995, resulted in the termination of approximately 600 employees, of which approximately 100 were management positions. The closure of the Company's Netherlands manufacturing facility, which was the major portion of the 1993 charge, originally planned for the second quarter of 1994, was delayed until the first quarter of 1995 due to the time necessary to comply with local requirements. This resulted in the severance of approximately 200 additional employees. As both of these actions were not completed until the current quarter, the Company has just begun to experience the financial benefits from these actions but does not believe that they will be material in any future period. A majority of the liabilities established for these restructurings has not yet been satisfied.


                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Because of the seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, the interim cash flow statements are not representative of that which may be expected for the full year. As a result of these extended payment terms, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. While a large portion of these receivables are of a quality which would allow their sale, alleviating the need for much of its interim financing, the Company believes it to be more cost effective to use its available funds and short-term borrowings to finance them. As a result, cash flow from operations during the second and third quarters of each year is usually negative while late in the fourth quarter and through the first quarter of the subsequent year, as receivables are collected, cash flow from operations becomes positive and is used to repay a significant portion of the short-term borrowings.

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

Cash and cash equivalents were approximately 25% below their 1994 level. The Company attempts to keep its cash at the lowest level possible whenever it has short-term borrowings. At times, however, the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. Receivables were approximately $25,000 greater than at the same time in 1994. More than half of the increase results from the impact of changed foreign currency translation rates while the remainder reflects the increased revenue volume in the first quarter of 1995. Inventories marginally increased from their 1994 level but absent the effect of changed translation rates would have been below those of a year ago. Prepaid expenses increased from their 1994 amounts reflecting the Company's increased volume and business activities. Other assets, as a group, increased approximately $200,000 from their level a year ago. This increase reflects the Company's investments and acquisitions during the most recent twelve months, partially offset by the disposition of certain investments, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Management's Review) for the year ended December 25, 1994, and twelve additional months of amortization expense.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)



Short-term borrowings, at $162,736 were approximately $110,000 greater than last year. This increase is the net effect of the cash required for the Company's recent acquisitions, the early redemption of $50,000 of its long-term debt, the election to pay cash rather than issuing additional shares to exercising holders of its warrants, which expired on July 12, 1994, the repurchase of shares of the Company's common stock, the net cash requirements of the change in other assets noted above, all partially offset by funds generated from operations within the most recent twelve months. Other current liabilities increased approximately 8% as a result of the Company's increased activities and the impact of changed foreign currency translation rates. At April 2, 1995, the Company had committed unsecured lines of credit totaling approximately $450,000 available to it. It also had available uncommitted lines approximating $950,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $175,000 was in use at April 2, 1995.

RECENT INFORMATION
- ------------------
As discussed in Management's Review for the year ended December 25, 1994, the Company and CBS Inc. (CBS) had negotiated a resolution to the implementation of the judgment in favor of the Company arising from a legal action relating to the environmental remediation of the Company's former manufacturing facility in Lancaster, Pennsylvania. During the quarter, the Company received the agreed payment from CBS for remediation and other costs incurred, the termination of the consent order from the Pennsylvania Department of Environmental Resources and on April 17, 1995 sold the site to CBS for the agreed payment.




PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None

Item 5.   Other Information.

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             4 Amendment No. 2 to Revolving Credit Agreement, dated as of May 1, 1995, among the Company, certain banks (the "Banks") and The First National Bank of Boston, as agent for the Banks.

            11 Computation of Earnings Per Common Share - Quarters Ended April 2, 1995 and March 27, 1994.

            12 Computation of Ratio of Earnings to Fixed Charges - Quarter Ended April 2, 1995.

            27    Financial Data Schedule.

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K dated April 20, 1995 was filed by the Company and included the Press Release dated April 20, 1995 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters ended April 2, 1995 and March 27, 1994 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: May 12, 1995                           By:  /s/ John T. O'Neill
                                                 ---------------------
                                                     John T. O'Neill
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)


                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                     For the Period Ended April 2, 1995


                                Exhibit Index

Exhibit
  No.                            Exhibits
- -------                          --------

   4          Amendment No. 2 to Revolving Credit Agreement

  11          Statement re computation of per share earnings - quarter

  12          Statement re computation of ratios

  27          Financial Data Schedule