Form 10-Q
period 1995-07-02
HASBRO INC
filed 1995-08-16
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended July 2, 1995           Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of August 11, 1995 was 87,782,900.




                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)                       (Unaudited)




                                            Jul. 2,   Jun. 26,   Dec. 25,
   Assets                                    1995       1994       1994
                                           --------   --------   --------
Current assets
  Cash and cash equivalents              $   86,213     46,427    137,028
  Accounts receivable, less allowance
   for doubtful accounts of $45,800,
   $53,500 and $51,000                      654,216    635,893    717,890
  Inventories:
    Finished products                       272,182    271,620    181,202
    Work in process                          29,987     22,549     19,342
    Raw materials                            61,873     44,275     43,863
                                          ---------  ---------  ---------
      Total inventories                     364,042    338,444    244,407

  Deferred income taxes                      81,173     89,356     83,730
  Prepaid expenses                           79,920     63,719     69,408
                                          ---------  ---------  ---------
        Total current assets              1,265,564  1,173,839  1,252,463

Property, plant and equipment, net          309,571    292,794    308,879
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $91,499, $75,461 and $82,949             486,034    469,384    479,960
  Other intangibles, less accumulated
   amortization of $68,363, $94,803 and
   $58,178                                  351,852    175,793    295,333
  Other                                      46,747     55,332     41,740
                                          ---------  ---------  ---------
        Total other assets                  884,633    700,509    817,033
                                          ---------  ---------  ---------

        Total assets                     $2,459,768  2,167,142  2,378,375
                                          =========  =========  =========




                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

(Thousands of Dollars Except Share Data)                       (Unaudited)



                                            Jul. 2,   Jun. 26,   Dec. 25,
   Liabilities and Shareholders' Equity      1995       1994       1994
                                           --------   --------   --------
Current liabilities
  Short-term borrowings                   $ 353,051    129,488     81,805
  Current installments of long-term debt          -      3,214         10
  Trade payables                            115,321    105,249    165,368
  Accrued liabilities                       314,563    297,094    417,763
  Income taxes                               57,905     67,425     98,786
                                          ---------  ---------  ---------
        Total current liabilities           840,840    602,470    763,732

Long-term debt, excluding current
 installments                               149,993    200,458    150,000
Deferred liabilities                         66,292     70,946     69,226
                                          ---------  ---------  ---------
        Total liabilities                 1,057,125    873,874    982,958
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   88,086,040, 88,081,902 and 88,085,802     44,043     44,041     44,043
  Additional paid-in capital                279,933    292,455    282,151
  Retained earnings                       1,064,150    932,690  1,071,416
  Cumulative translation adjustments         24,464     27,933     14,526
  Treasury stock, at cost, 335,435,
   134,400 and 557,455 shares                (9,947)    (3,851)   (16,719)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,402,643  1,293,268  1,395,417
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,459,768  2,167,142  2,378,375
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.




                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

(Thousands of Dollars Except Share Data)                         (Unaudited)

                                   Quarter Ended         Six Months Ended
                                -------------------    --------------------
                                 Jul. 2,   Jun. 26,     Jul. 2,    Jun. 26,
                                  1995       1994         1995       1994
                                --------   --------    ---------  ---------
Net revenues                    $481,854    444,324    1,008,357    933,457
Cost of sales                    214,085    203,178      446,657    411,378
                                 -------    -------    ---------  ---------
Gross profit                     267,769    241,146      561,700    522,079
                                 -------    -------    ---------  ---------
Expenses
  Amortization                     9,725      8,805       18,968     17,598
  Royalties, research and
   development                    62,085     55,102      117,169    105,422
  Discontinued development
   project                        31,100          -       31,100          -
  Advertising                     68,164     60,428      138,397    124,987
  Selling, distribution and
   administration                119,005    109,980      239,808    220,270
                                 -------    -------    ---------  ---------
    Total expenses               290,079    234,315      545,442    468,277
                                 -------    -------    ---------  ---------
Operating profit (loss)          (22,310)     6,831       16,258     53,802
                                 -------    -------    ---------  ---------
Nonoperating (income) expense
  Interest expense                 7,384      4,609       13,207     10,045
  Other (income), net             (5,477)      (435)      (7,989)    (2,343)
                                 -------    -------    ---------  ---------
    Total nonoperating expense     1,907      4,174        5,218      7,702
                                 -------    -------    ---------  ---------
Earnings (loss) before income
 taxes and cumulative effect of
 change in accounting principles (24,217)     2,657       11,040     46,100
Income taxes                      (9,324)     1,023        4,250     17,749
                                 -------    -------    ---------  ---------
Net earnings (loss) before
 cumulative effect of change in
 accounting principles           (14,893)     1,634        6,790     28,351
Cumulative effect of change in
 accounting principles                 -          -            -     (4,282)
                                 -------    -------    ---------  ---------
Net earnings (loss)             $(14,893)     1,634        6,790     24,069
                                 =======    =======    =========  =========

Per common share
  Net earnings (loss) before
   cumulative effect of change
   in accounting principles     $   (.17)       .02          .08        .32
                                 =======    =======    =========  =========
  Net earnings (loss)           $   (.17)       .02          .08        .27
                                 =======    =======    =========  =========
  Cash dividends declared       $    .08        .07          .16        .14
                                 =======    =======    =========  =========

See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                Six Months Ended July 2, 1995 and June 26, 1994

(Thousands of Dollars)                                           (Unaudited)

                                                          1995       1994
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $  6,790     24,069
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  40,415     35,529
    Other amortization                                    18,968     17,598
    Deferred income taxes                                 (3,521)   (13,241)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                       79,057     90,098
    (Increase) in inventories                           (108,054)   (82,645)
    (Increase) decrease in prepaid expenses               (8,323)     3,193
    (Decrease) in trade payables and accrued
     liabilities                                        (208,513)  (219,678)
  Other                                                   12,016      1,475
                                                         -------    -------
      Net cash utilized by operating activities         (171,165)  (143,602)
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (38,752)   (45,825)
  Acquisitions, net of cash acquired                    (102,413)         -
  Other                                                    2,215      1,114
                                                         -------    -------
      Net cash utilized by investing activities         (138,950)   (44,711)
                                                         -------    -------
Cash flows from financing activities
  Net proceeds from short-term borrowings of 90 days
   or less                                                76,332     63,944
  Proceeds from short-term borrowings in excess of
   90 days                                               185,000          -
  Repayment of long-term debt                                (10)       (74)
  Stock option and warrant transactions                    4,866     (4,225)
  Purchase of common stock                                  (312)    (3,851)
  Dividends paid                                         (13,147)   (11,434)
                                                         -------    -------
      Net cash provided by financing activities          252,729     44,360
                                                         -------    -------
Effect of exchange rate changes on cash                    6,571      4,126
                                                         -------    -------
      Decrease in cash and cash equivalents              (50,815)  (139,827)
Cash and cash equivalents at beginning of year           137,028    186,254
                                                         -------    -------
      Cash and cash equivalents at end of period        $ 86,213     46,427
                                                         =======    =======
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 10,279     10,958
    Income taxes                                        $ 45,982     43,361

See accompanying condensed notes to consolidated financial statements.




                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars)                                         (Unaudited)


(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 2, 1995 and June 26, 1994, and the results of operations and cash flows for the periods then ended.

The six months ended July 2, 1995 consisted of 27 weeks while the six months ended June 26, 1994 consisted of 26 weeks.

The results of operations for the six months ended July 2, 1995, are not necessarily indicative of results to be expected for the full year.


(2) During the second quarter, the Company discontinued its efforts, begun in
1992, related to the development of a mass-market virtual reality game system. These efforts produced such a game system, but at a price judged to be too expensive for the mass-market. The impact of this decision on the quarter was a charge of $31,100. (See further discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.)


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





                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

(Thousands of dollars)


NET REVENUES
- ------------
Net revenues for the second quarter and six months of 1995 were $481,854 and $1,008,357, respectively, up approximately 8% in each period from the $444,324 and $933,457 reported for the same periods of 1994. Reflecting local currency growth in their major markets, the U.K., France, Italy and Spain, as well as the impact of acquisitions made in the second half of 1994, the European units achieved revenue growth of almost 14% in constant dollars. The effect of the weakened U.S. dollar added approximately $15,000, resulting in a total European growth of 26% for the quarter. Domestically, the Company's revenues were also favorably impacted by the second-half 1994 and early 1995 acquisitions. The Hasbro Games Group, showing growth in many of their classic products, a positive acceptance from new products as well as benefiting from one of these 1994 acquisitions, reported significant revenue growth, up more than 21%.

COST OF SALES
- -------------
The gross profit margin, expressed as a percentage of net revenues, for the quarter increased to 55.6% from the 1994 level of 54.3%, while marginally decreasing for the six months to 55.7% from 55.9% a year ago. The improvement for the quarter reflects the more favorable mix of products sold in 1995, which more than offset cost increases from a year ago. The difference for the six months can largely be attributed to the impact of increased product costs and the higher volume of preschool products sold during the first quarter.

EXPENSES
- --------
Royalties, research and development expenses for the quarter increased both in amount and as a percentage of net revenues from prior year levels. The royalty component increased in amount and when expressed as a percentage of net revenues. In addition to reflecting the 8% growth in volume during the quarter, the increases can also be attributed to the mix of products sold with more revenue being derived from items carrying higher than traditional royalty rates. Research and development was $34,864 and $67,428 for the quarter and six months of 1995 while $32,959 and $61,462 for the same periods of 1994. Included in the 1995 amounts are $2,300 for the second quarter and $5,300 for the six months relating to efforts to develop a mass-market virtual reality game system as discussed below. Amounts for the comparable periods of 1994 were $3,800 and $6,800.



                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations, Continued

(Thousands of dollars)


During the second quarter, the Company discontinued its efforts, begun in 1992, related to the development of a mass-market virtual reality game system. These efforts produced such a game system, but at a price judged to be too expensive for the mass-market. The impact of this decision on the quarter was a charge of $31,100, the estimated costs associated with such action. Approximately half of the charge resulted from the expensing of software development costs related to both the operating system and games for the system. These costs were previously capitalized under the provisions of Statement of Financial Accounting Standards No. 86. The remaining amount represents provisions for costs associated with discontinuing this project, including the termination of contractual agreements relating to the development of the system and games, the write-off of certain fixed assets and various other cancellation/termination costs.

Advertising expense in the current quarter increased both in amount and as a percentage of net revenues. For the second quarter and six months of 1995, the amounts were $68,164 and $138,397, respectively, compared with $60,428 and $124,987 in the same periods of 1994. Expressed as a percentage of net revenues, 1995 was 14.1% and 13.7% while 1994 was 13.6% and 13.4%. The increases during the current year reflect the higher proportion of the Company's revenues coming from the international marketing units which generally have higher advertising to sales ratios than do the domestic groups.

For the quarter, selling distribution and administration expense increased from the level of the comparable period of 1994. This increase was the result of a combination of factors including the impact of the weakened U.S. dollar, new organizations, principally Larami, Waddington Games, Scandinavia and the K'NEX joint venture, higher distribution costs attributable to the higher sales volume and a general increase in expense levels. The six month increase is primarily attributable to the same factors, augmented by the impact of the additional week included in the first quarter of 1995.

NONOPERATING (INCOME) EXPENSE
- -----------------------------
Interest expense for the second quarter, reflecting the impact of higher interest rates and the utilization of approximately $400,000 of working capital for acquisitions and investments, warrant and share repurchases and the reduction of long-term debt during the most recent twelve months, increased by $2,800 from the 1994 level. The six month increase can also be attributed to the same factors.



                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations, Continued

(Thousands of dollars)


Other income, net, increased significantly for the quarter reflecting both the impact of foreign currency transaction gains and increased earnings from available funds, principally in the international units, invested on a short-term basis locally. (See Liquidity and Capital Resources later in this document for further discussion related to short-term investments.)

OTHER INFORMATION
- -----------------
The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The Company's unshipped orders were approximately $950,000 at July 30, 1995, compared to $850,000 at July 24, 1994. The revenue pattern of the Company continues to shift with the second half of the year growing in significance to its overall business and within that half the fourth quarter becoming much more prominent. The Company expects that this trend will continue.

During the fourth quarter of 1993, the Company recorded a restructuring charge of $15,500, primarily relating to the planned closure of the Company's manufacturing facility in The Netherlands. The Company had initially planned to cease production at this facility during the second quarter of 1994 but was unable to do so. The actions necessary to comply with local regulations relating to such a closure took longer than anticipated and the Company did not cease production at this facility until the first quarter of 1995. A majority of the liability established for this closure has now been satisfied and the Company has begun to experience the positive results from this action including both the elimination of costs associated with the previously existing excess production capacity and the transfer of production to a lower-cost manufacturing facility. The remaining amount provided in 1993 related to several items, none of which were significant, either in cost or anticipated benefits. All of the liabilities established for such items have been satisfied and the expected benefits are being obtained.


                          HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations, Continued

(Thousands of dollars)


During the third quarter of 1994, the Company recorded a restructuring charge of $12,500, primarily to cover costs associated with the restructuring of certain of its domestic operations. Included in such amount was a provision of approximately $4,400 for the costs associated with the termination of approximately 100 management employees. Substantially all of these employees have been terminated and a majority of the liability has been satisfied. Also part of this charge was a provision of approximately $3,400 for costs associated with the termination of approximately 485 domestic manufacturing employees. Substantially all of these employees have also been terminated and a majority of the liability has been satisfied. The Company believes that the reorganized units are operating more efficiently and thus the anticipated savings, although impractical to quantify, are being experienced.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Because of the seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, the interim cash flow statements are not representative of that which may be expected for the full year. As a result of these extended payment terms, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. While a large portion of these receivables is of a quality which would allow their sale, alleviating the need for much of its interim financing, the Company believes it to be more cost effective to use its available funds and short-term borrowings to finance them. Late in its fourth quarter and through the first quarter of the subsequent year, as receivables are collected, cash flow from operations becomes positive and is used to repay a significant portion of the short-term borrowings.

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


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations, Continued

(Thousands of dollars)


Cash and cash equivalents at July 2, 1995, were almost double their 1994 level. While the Company attempts to keep its cash and cash equivalents at the lowest level possible whenever it has short-term borrowings, at times the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. Receivables were approximately $20,000 greater than at the same time in 1994, with more than two-thirds of the increase attributable to changed foreign currency translation rates. Inventories, at $364,042 were approximately $25,000 higher than those of a year ago reflecting the impact of the Company's new operations as well as that of the weakened U.S. dollar. Other assets, as a group, increased by approximately $185,000 from their level a year ago. This increase reflects the Company's investments and acquisitions during the most recent twelve months, partially offset by the disposition of certain investments, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 25, 1994, and twelve additional months of amortization expense.

Short-term borrowings, at $353,051 were approximately $225,000 greater than last year. This increase is the net effect of the cash required for the Company's recent investments and acquisitions, the early redemption of $50,000 of its long-term debt, the election to pay cash rather than issuing additional shares to exercising holders of its warrants, which expired on July 12, 1994, and the repurchase of shares of the Company's common stock, all partially offset by funds generated from operations within the most recent twelve months. Other current liabilities increased approximately 3% reflecting both the Company's increased activities and the impact of changed foreign currency translation rates.

At July 2, 1995, the Company had committed unsecured lines of credit totaling approximately $600,000 available to it. It also had available uncommitted lines approximating $1,050,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $375,000 was in use at July 2, 1995.



PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           At the Company's Annual Meeting of Shareholders held on May
           10, 1995, the Company's Shareholders, by a vote of 69,811,908 for, 6,116,974 against, 681,468 abstentions and no broker nonvotes, approved the Hasbro, Inc. Stock Incentive Performance Plan.

           In addition, they reelected the following persons to the Board of Directors of the Company: Barry J. Alperin (76,462,143 votes for, 148,207 votes withheld); Alan R. Batkin (76,447,327 votes for, 163,023 votes withheld); Claudine B. Malone (76,462,359 votes for, 147,991 votes withheld); Carl Spielvogel (74,190,912 votes for, 2,419,438 votes withheld); and Henry Taub (74,177,318 votes for, 2,433,032 votes withheld). They also elected the following two new Directors; Morris W. Offit (76,455,655 votes for, 154,695 votes withheld); and Paul Wolfowitz (76,457,571 votes for, 152,779 votes withheld). There were no votes against any nominee and no broker nonvotes.

           Finally, the Company's Shareholders ratified the selection of KPMG Peat Marwick as the independent public accountants for the Company for the 1995 fiscal year by a vote of 76,501,156 for, 40,194 against, 69,000 abstentions and no broker nonvotes.


Item 5.   Other Information

           None.




Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Six Months Ended July 2, 1995 and June 26, 1994.

            11.2 Computation of Earnings Per Common Share - Quarter Ended July 2, 1995 and June 26, 1994.

            12 Computation of Ratio of Earnings to Fixed Charges - Six Months and Quarter Ended July 2, 1995.

            27    Article 5 Financial Data Schedule - Second Quarter 1995

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated July 19, 1995, was filed by the Company and included the Press Release dated July 19, 1995, announcing that the Company was discontinuing its efforts to develop a mass-market virtual reality game system and discussing the Company's revenue and earnings expectations for the current quarter.

            A Current Report on Form 8-K, dated July 24, 1995, was filed by the Company and included the Press Release dated July 24, 1995, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and six months ended July 2, 1995 and June 26, 1994 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: August 16, 1995                         By: /s/ John T. O'Neill
                                                  ---------------------
                                                       John T. O'Neill
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)




                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                     For the Period Ended July 2, 1995


                               Exhibit Index

Exhibit
  No.                            Exhibits
- -------                          --------

  11.1        Computation of Earnings Per Common Share -
               Six Months Ended July 2, 1995 and June 26, 1994

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended July 2, 1995 and June 26, 1994

  12          Computation of Ratio of Earnings to Fixed
               Charges - Six Months and Quarter Ended July 2, 1995

  27          Article 5 Financial Data Schedule - Second Quarter 199