Form 10-Q
period 1995-10-01
HASBRO INC
filed 1995-11-15
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended October 1, 1995        Commission file number 1-6682


                                HASBRO, INC.
                            --------------------
                            (Name of Registrant)

       Rhode Island                                O5-0155090
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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of November 10, 1995 was 87,672,905.




                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)                       (Unaudited)




                                            Oct. 1,   Sep. 25,   Dec. 25,
   Assets                                    1995       1994       1994
                                           --------   --------   --------
Current assets
  Cash and cash equivalents              $   53,785     43,234    137,028
  Marketable securities available
   for sale                                       -     16,810          -
  Accounts receivable, less allowance
   for doubtful accounts of $49,000,
   $52,500 and $51,000                    1,128,119  1,118,622    717,890
  Inventories:
    Finished products                       296,358    260,407    181,202
    Work in process                          28,374     20,163     19,342
    Raw materials                            65,363     52,519     43,863
                                          ---------  ---------  ---------
      Total inventories                     390,095    333,089    244,407

  Deferred income taxes                      84,175     89,165     83,730
  Prepaid expenses                           74,089     58,002     69,408
                                          ---------  ---------  ---------
        Total current assets              1,730,263  1,658,922  1,252,463

Property, plant and equipment, net          306,464    296,986    308,879
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $95,438, $79,926 and $82,949             480,749    553,745    479,960
  Other intangibles, less accumulated
   amortization of $73,959, $99,499 and
   $58,178                                  346,383    170,695    295,333
  Other                                      53,650     35,966     41,740
                                          ---------  ---------  ---------
        Total other assets                  880,782    760,406    817,033
                                          ---------  ---------  ---------

        Total assets                     $2,917,509  2,716,314  2,378,375
                                          =========  =========  =========




                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

(Thousands of Dollars Except Share Data)                       (Unaudited)



                                            Oct. 1,   Sep. 25,   Dec. 25,
   Liabilities and Shareholders' Equity      1995       1994       1994
                                           --------   --------   --------
Current liabilities
  Short-term borrowings                   $ 566,820    486,252     81,805
  Current installments of long-term debt          -      3,204         10
  Trade payables                            140,743    133,060    165,368
  Accrued liabilities                       448,243    413,741    417,763
  Income taxes                               84,635    108,515     98,786
                                          ---------  ---------  ---------
        Total current liabilities         1,240,441  1,144,772    763,732

Long-term debt, excluding current
 installments                               149,991    150,437    150,000
Deferred liabilities                         65,143     73,057     69,226
                                          ---------  ---------  ---------
        Total liabilities                 1,455,575  1,368,266    982,958
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   88,086,108, 88,085,802 and 88,085,802     44,043     44,043     44,043
  Additional paid-in capital                279,320    283,872    282,151
  Retained earnings                       1,120,707  1,001,730  1,071,416
  Cumulative translation adjustments         25,588     32,049     14,526
  Treasury stock, at cost, 262,653,
   451,900 and 557,455 shares                (7,724)   (13,646)   (16,719)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,461,934  1,348,048  1,395,417
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,917,509  2,716,314  2,378,375
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.




                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

(Thousands of Dollars Except Share Data)                         (Unaudited)

                                   Quarter Ended         Nine Months Ended
                                -------------------    --------------------
                                 Oct. 1,   Sep. 25,     Oct. 1,    Sep. 25,
                                  1995       1994         1995       1994
                                --------   --------    ---------  ---------
Net revenues                    $826,165    796,222    1,834,522  1,729,679
Cost of sales                    360,852    352,129      807,509    763,507
                                 -------    -------    ---------  ---------
Gross profit                     465,313    444,093    1,027,013    966,172
                                 -------    -------    ---------  ---------
Expenses
  Amortization                     9,718      9,598       28,686     27,196
  Royalties, research and
   development                    78,318     75,359      195,487    180,781
  Discontinued development
   project                             -          -       31,100          -
  Advertising                    123,537    116,307      261,934    241,294
  Selling, distribution and
   administration                142,977    123,067      382,785    343,337
  Restructuring charges                -     12,500            -     12,500
                                 -------    -------    ---------  ---------
    Total expenses               354,550    336,831      899,992    805,108
                                 -------    -------    ---------  ---------
Operating profit                 110,763    107,262      127,021    161,064
                                 -------    -------    ---------  ---------
Nonoperating (income) expense
  Interest expense                10,932      8,776       24,139     18,821
  Other (income), net             (3,539)   (23,710)     (11,528)   (26,053)
                                 -------    -------    ---------  ---------
    Total nonoperating expense     7,393    (14,934)      12,611     (7,232)
                                 -------    -------    ---------  ---------
Earnings before income taxes
 and cumulative effect of change
 in accounting principles        103,370    122,196      114,410    168,296
Income taxes                      39,798     47,045       44,048     64,794
                                 -------    -------    ---------  ---------
Net earnings before cumulative
 effect of change in accounting
 principles                       63,572     75,151       70,362    103,502
Cumulative effect of change in
 accounting principles                 -          -            -     (4,282)
                                 -------    -------    ---------  ---------
Net earnings                    $ 63,572     75,151       70,362     99,220
                                 =======    =======    =========  =========
Per common share
  Net earnings before
   cumulative effect of change
   in accounting principles     $    .72        .85          .80       1.16
                                 =======    =======    =========  =========
  Net earnings                  $    .72        .85          .80       1.11
                                 =======    =======    =========  =========
  Cash dividends declared       $    .08        .07          .24        .21
                                 =======    =======    =========  =========

See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
            Nine Months Ended October 1, 1995 and September 25, 1994

(Thousands of Dollars)                                           (Unaudited)

                                                          1995       1994
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $ 70,362     99,220
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  65,652     59,710
    Other amortization                                    28,686     27,196
    Deferred income taxes                                 (6,652)   (11,102)
    Gain on investments                                        -    (23,291)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    (Increase) in accounts receivable                   (397,487)  (368,304)
    (Increase) in inventories                           (137,331)   (73,557)
    (Increase) decrease in prepaid expenses               (3,227)     9,318
    (Decrease) in trade payables and accrued
     liabilities                                          (8,437)   (41,936)
  Other                                                   12,346       (786)
                                                         -------    -------
      Net cash utilized by operating activities         (376,088)  (323,532)
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (62,813)   (73,019)
  Acquisitions, net of cash acquired                    (112,531)   (98,411)
  Proceeds from sale of investments                            -     24,449
  Other                                                    4,912        444
                                                         -------    -------
      Net cash utilized by investing activities         (170,432)  (146,537)
                                                         -------    -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                             413,953          -
  Repayments of borrowings with original maturities
   of more than three months                             (32,071)   (50,105)
  Net proceeds from other borrowings                      89,733    418,409
  Stock option and warrant transactions                    6,476     (8,498)
  Purchase of common stock                                  (312)   (17,954)
  Dividends paid                                         (20,170)   (17,577)
                                                         -------    -------
      Net cash provided by financing activities          457,609    324,275
                                                         -------    -------
Effect of exchange rate changes on cash                    5,668      2,774
                                                         -------    -------
      Decrease in cash and cash equivalents              (83,243)  (143,020)
Cash and cash equivalents at beginning of year           137,028    186,254
                                                         -------    -------
      Cash and cash equivalents at end of period        $ 53,785     43,234
                                                         =======    =======
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 15,558     16,636
    Income taxes                                        $ 60,320     45,931

See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars)                                         (Unaudited)


(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 1, 1995 and September 25, 1994, and the results of operations and cash flows for the periods then ended.

The nine months ended October 1, 1995 consisted of 40 weeks while the nine months ended September 25, 1994 consisted of 39 weeks.

The results of operations for the nine months ended October 1, 1995, are not necessarily indicative of results to be expected for the full year.


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

For each of the reported periods except the quarter ended September 25, 1994, the difference between primary and fully diluted earnings per share was not significant. For the quarter ended September 25, 1994, the primary and fully diluted earnings per share were $.85 and $.82, respectively





                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

(Thousands of dollars)


NET REVENUES
------------
Net revenues for the third quarter and nine months of 1995 were $826,165 and $1,834,522, respectively, up from the $796,222 and $1,729,679 reported for the same periods of 1994. During the quarter, international revenues increased by approximately 12% from those of a year ago, while domestically, they marginally declined. Included in both the international and domestic 1995 revenues was the positive impact of the Company's recent acquisitions. Additionally, international revenues benefited by approximately $11,000 from changed foreign currency translation rates during the quarter, net of the approximate $5,000 negative impact from the weakened Mexican peso. Within both geographic areas, the Company's revenues from its games and boys' toys were greater than those of the comparable period of 1994, while revenues from its girls' toys were less. Revenues from the Company's preschool and activity items approximated those of a year ago. The growth pattern for the nine months was similar to that of the quarter.

COST OF SALES
-------------
The gross profit margin, expressed as a percentage of net revenues, for the quarter increased to 56.3% from the 1994 level of 55.8%, and the nine months to 56.0% from 55.9% a year ago. The improvement in both periods reflects the more favorable mix of products sold, the efficiencies from recent plant consolidations, the effect of GATT, all partially offset by the impact of increased material costs, specifically paper board and plastic resin.

EXPENSES
--------
Royalties, research and development expenses for the quarter increased from prior year's amount but remained constant as a percentage of net revenues. The royalty component increased both in amount and when expressed as a percentage of net revenues. In addition to reflecting the growth in volume during the quarter, the increases can also be attributed to the mix of products sold with more revenue being derived from items carrying higher royalty rates. Research and development was $34,576 and $102,004 for the quarter and nine months of 1995 while $35,193 and $96,655 for the same periods of 1994.

Earlier this year, the Company discontinued its efforts, begun in 1992, related to the development of a mass-market virtual reality game system. These efforts produced such a game system, but at a price judged to be too expensive for the mass-market. The impact of this decision was a second quarter charge of $31,100, the estimated costs associated with such action. Approximately half of the charge resulted from the expensing of software development costs, previously capitalized under the provisions of Statement of Financial Accounting Standards No. 86, related to both the operating system and games for the system. The remaining amount represented provisions for costs associated with discontinuance of this project, including the termination of contractual agreements relating to the development of the system and games, the write-off of certain fixed assets and various other cancellation/termination costs.



                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations, Continued

(Thousands of dollars)


Advertising expense in the current quarter increased both in amount and as a percentage of net revenues. For the third quarter and nine months of 1995, the amounts were $123,537 and $261,934, respectively, compared with $116,307 and $241,294 in the same periods of 1994. Expressed as a percentage of net revenues, the third quarter and nine months of 1995 was 15.0% and 14.3%, respectively, while 1994 was 14.6% and 14.0%. The increases during the current year reflect the higher proportion of the Company's revenues coming from the international marketing units which generally have higher advertising to sales ratios than do the domestic groups. Also contributing to the increase is the impact of expanded efforts to support products in certain of the Company's domestic operations.

For the quarter, selling distribution and administration expense increased from the level of the comparable period of 1994. As in the prior quarter, this increase was the result of a combination of factors including the impact of the weakened U.S. dollar, new organizations, principally Larami, Waddington Games, Scandinavia and the K'NEX joint venture, higher distribution costs, a higher bad debt charge and a general increase in expense levels. The nine month increase is primarily attributable to the same factors.

During the third quarter of 1994, the Company restructured its Domestic Toy Group, merging the five units into one organization, the Hasbro Toy Group, and also announced the consolidation of certain of its domestic manufacturing facilities. To provide for these and other immaterial restructuring costs, the Company recorded a $12,500 pretax charge during that quarter. In excess of 90% of this charge was related to severance and other costs associated with terminated employees.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense for the third quarter increased approximately $2,100 from that of the same period of 1994, reflecting the use of funds to finance the Company's recent acquisitions and geographic expansion. The nine month increase can also be attributed to the same factors.

Other income, net, decreased significantly for the quarter. During the third quarter of 1994, the Company disposed of certain investments, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 25, 1994, realizing an aggregate pretax gain of approximately $23,000. Absent the impact of this gain, other income in the third quarter of 1995 increased approximately $2,800 reflecting both the impact of foreign currency transaction gains and increased earnings from available funds. These funds, principally in the international units, are invested on a short-term basis locally. (See Liquidity and Capital Resources later in this document for further discussion related to short-term investments.)


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations, Continued

(Thousands of dollars)


OTHER INFORMATION
-----------------
The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal October (October 29, 1995 and October 23, 1994), the Company's unshipped orders were approximately $550,000 and $490,000, respectively. The revenue pattern of the Company continues to shift with the second half of the year growing in significance to its overall business and, within that half, the fourth quarter becoming much more prominent. The Company expects that this trend will continue.

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

As discussed above, during the third quarter of 1994 the Company recorded a restructuring charge of $12,500, primarily to cover costs associated with the restructuring of certain of its domestic operations. Included in such amount was a provision of approximately $4,400 for the costs associated with the termination of approximately 100 management employees. Substantially all of these employees have been terminated and a majority of the liability has been satisfied. Also part of this charge was a provision of approximately $3,400 for costs associated with the termination of approximately 485 domestic manufacturing employees. Substantially all of these employees have also been terminated and a majority of the liability has been satisfied. The Company believes that the reorganized units are operating more efficiently and thus the anticipated savings, although impractical to quantify, are being experienced.


                          HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations, Continued

(Thousands of dollars)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Because of the seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, the interim cash flow statements are not representative of that which may be expected for the full year. As a result of these extended payment terms, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. While a large portion of these receivables are of a quality which would allow their sale, alleviating the need for much of its interim financing, the Company believes it to be more cost effective to use its available funds and short-term borrowings to finance them. Late in its fourth quarter and through the first quarter of the subsequent year, as receivables are collected, cash flow from operations becomes positive and is used to repay a significant portion of the short-term borrowings.

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

Cash and cash equivalents at October 1, 1995, were approximately 10% less than their 1994 level. The Company attempts to keep its cash and cash equivalents at the lowest level possible whenever it has short-term borrowings, although at times the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. Receivables were approximately $10,000 greater than at the same time in 1994, although they would have been approximately $30,000 lower than those of a year ago if the impact of new operations and changed foreign currency translation rates were excluded. Inventories were approximately $57,000 higher than those of September 1994, reflecting the impact of new operations and changed foreign currency translation rates as well as the need to have product available for an anticipated increased fourth quarter demand. Other assets, as a group, increased by approximately $120,000 from their level a year ago. This increase results from the Company's investments and acquisitions during the most recent twelve months, partially offset by twelve additional months of amortization expense.


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations, Continued

(Thousands of dollars)


Short-term borrowings at $566,820 were approximately $80,000 greater than last year. This increase is the net effect of the cash required for the Company's recent acquisitions, expanded business operations and the repurchase of shares of the Company's common stock, all partially offset by funds generated from operations within the most recent twelve months. In the aggregate, trade payables, accrued liabilities and accrued income taxes increased marginally, reflecting both the Company's increased activities and the impact of changed foreign currency translation rates.

At October 1, 1995, the Company had committed unsecured lines of credit totaling approximately $590,000 available to it. It also had available uncommitted lines approximating $990,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $590,000 was in use at October 1, 1995.

RECENT DEVELOPMENT
------------------
On October 25, 1995, the Company announced the formation of Hasbro Interactive Worldwide. This new unit will be an all-family classic game and edutainment software company with a presence in viable hardware platforms in the major worldwide markets. It plans to publish edutainment software in North America, Europe and throughout Asia under the Playskool(R) Software brand and all CD-ROM and on-line games under the Hasbro Interactive(TM) brand name. Two of its products, CD-ROM versions of Monopoly(R) and Trivial Pursuit(R) are currently on the market and it will incorporate additional Company brands and characters, along with original and licensed properties, in future products.


PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None


Item 5.   Other Information

           None.


Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Nine Months Ended October 1, 1995 and September 25, 1994.

            11.2 Computation of Earnings Per Common Share - Quarter Ended October 1, 1995 and September 25, 1994.

            12 Computation of Ratio of Earnings to Fixed Charges - Nine Months and Quarter Ended October 1, 1995.

            27    Article 5 Financial Data Schedule - Third Quarter 1995

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated October 23, 1995, was filed by the Company and included the Press Release dated October 23, 1995, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and nine months ended October 1, 1995 and September 25, 1994 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: November 15, 1995                        By: /s/ John T. O'Neill
                                                  ---------------------
                                                       John T. O'Neill
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)




                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                    For the Period Ended October 1, 1995


                               Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

  11.1        Computation of Earnings Per Common Share -
               Nine Months Ended October 1, 1995 and September 25, 1994

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended October 1, 1995 and September 25, 1994

  12          Computation of Ratio of Earnings to Fixed
               Charges - Nine Months and Quarter Ended October 1, 1995

  27          Article 5 Financial Data Schedule - Third Quarter 1995