Form 10-K405
period 1995-12-31
HASBRO INC
filed 1996-03-29
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995   Commission file number 1-6682
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold on March 15, 1996 was $2,783,064,909.

The number of shares of Common Stock outstanding as of March 15, 1996 was 87,182,186.


DOCUMENTS INCORPORATED BY REFERENCE

  Portions of registrant's definitive proxy statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

  Selected information contained in registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, is included as
Exhibit 13, and incorporated by reference into Parts I and II of this Report.


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

  (b) Description of Business Products
      --------------------------------
  The Company's products are categorized for marketing purposes as follows:

   (i) Hasbro Toy Group
       ----------------
  The Hasbro Toy Group develops and markets infant, preschool, activity, boys and girls products in the United States, primarily utilizing the Playskool, Tonka and Kenner brands.

  The infant and preschool items are principally marketed under the Playskool brand and are specifically designed for preschool children, toddlers and infants.

  Playskool's line of infant and juvenile items consists of products for very young children, including the 1-2-3 High Chair(TM), Musical Dream Screen(TM), the Steady Steps(R) line of walkers, other infant accessories such as bibs, training cups and feeding items, water-filled teething rings, soft toys, rattles and infant apparel including the Scootees(R) line of soft shoes for babies. New products in 1996 include several items incorporating the classic Weebles(R) figures, the Lights 'n Surprise Laptop(TM) and Musical Moonbeam(TM).



  The preschool line includes such well known products as Lincoln Logs(R), Tinkertoy(R), Mr. Potato Head(R), 1-2-3 Bike(TM) and the "Busy(R)" line of toys; electronic items including Talking Barney(R); various role play products including Lovin' Sounds Nursery(TM), Magic Smoking Grill(R) and the Playskool(R) Playstore; sports toys such as 1-2-3 Baseball(TM), and woodboard puzzles utilizing various characters licensed from The Walt Disney Company and others. New items for 1996 include a Woodland Junction(TM) line of wooden train sets, Magic Touch(TM) Talking Books and the Cook 'n Play(R) Kitchen Center.

  The Hasbro Toy Group also offers activity items for both girls and boys including Fantastic Fingernails(TM) and the Fantastic Sticker Maker(TM) as well as such classics as Play-Doh(R), Easy-Bake(R) Oven and the Spirograph(R) design toy. New offerings for 1996 include Pro-Doh(TM), a modeling compound which air-hardens to make mini-sculptures, Fantastic Crystal Creations(TM) and a line of Wonder World(TM) products.

  Its girls items include the Raggedy Ann(R) and Raggedy Andy(R) line of rag dolls and the Littlest Pet Shop(R) figures and playsets along with the Baby Sip 'n Slurp(TM) and Baby All Gone(R) dolls. Included in its new introductions for 1996 are My Magic Genies dolls and playsets, Fluffy, My Come Here Puppy(TM) and Baby Go Bye Bye(TM).

  In boys' toys it offers a wide range of products, many of which are tied to entertainment properties, including Batman(R) and Star Wars(R) action figures and accessories. It also offers such classic properties as G.I. Joe(R), The Transformers(R), the Tonka(R) line of trucks and vehicles, and the Nerf(R) line of soft action play equipment. Additionally, it markets several radio-controlled vehicles, including the 6.0 volt and 9.6 volt Ricochet(TM), and the Super Soaker(TM) line of water products. New introductions for 1996 include both Action Man(TM) and Superman(R) action figures and accessories, the Starting Lineup(R) Timeless Legends(TM) collectible figurines, depicting some of history's great track stars and gymnasts, the XRC Airdevil(TM) radio-controlled vehicle and several new Nerf(R) products.

   (ii) Hasbro Games Group
        ------------------
  The Hasbro Games Group consists of the Company's two United States game units, Milton Bradley and Parker Brothers.

  Milton Bradley develops and markets quality games and puzzles, including board, strategy and word games, skill and action games and travel games. It maintains a diversified line of more than 200 games and puzzles for children and adults. Its staple items include Battleship(R), The Game of Life(R), Scrabble(R), Chutes and Ladders(R), Candy Land(R), Trouble(R), Mousetrap(R), Operation(R), Hungry Hungry Hippos(R), Connect Four(R), Twister(R) and Big Ben(R) Puzzles. The Company also provides games and puzzles for the entire family, including such games as Yahtzee(R), Parcheesi(R), Aggravation(R), Jenga(R) and Scattergories(R) and Puzz 3-D(TM), a series of three dimensional jigsaw puzzles. Games added to the Milton Bradley line for 1996 include Koo Koo Nauts(TM), Check+up Charlie(TM) and Disney's(R) Hunchback of Notre Dame. Milton Bradley is also introducing several new fully dimensional puzzles in its Puzz 3D(TM) series, including the Star Wars(R) Millennium Falcon(TM) and The White House.



  Parker Brothers develops and markets a full line of games for families, children and adults. Its classic line of family board games includes Monopoly(R), Clue(R), Sorry!(R), Risk(R), Boggle(R), Ouija(R) and Trivial Pursuit(R), some of which have been in the Parker Brothers' line for more than 50 years. The Company also markets traditional card games such as Mille Bornes(R), Rook(R) and Rack-O(R) and games for adults such as Balderdash(R) and Outburst(R). Its line of travel games includes travel editions of Monopoly(R) Junior, Clue(R), Sorry!(R) and Boggle(R) Jr. During 1995, Parker Brothers developed and marketed a CD-ROM version of Monopoly(R), which allows interactive gameplay through the Internet. In 1996, this and other new CD-ROM games will be the responsibility of a recently formed organization, Hasbro Interactive, Inc. New to the Parker Brothers' line in 1996 are Goosebumps(TM) Shrieks and Spiders(TM), a game based on R.L. Stine's books, Star Wars(TM) 3-D Board Game and Mystery Mansion(TM), an electronic game.

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

  In addition, certain toy products are licensed to other toy companies to manufacture and sell product in selected international markets where the Company does not otherwise have a presence.

  Working Capital Requirements
  ----------------------------
  Production has been financed historically by means of short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The revenue pattern of the Company continues to shift with the second half of the year growing in significance to its overall business and, within that half, the fourth quarter becoming more prominent. The Company expects that this trend will continue. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. The Company's unshipped orders at both March 3, 1996 and March 5, 1995 were approximately $170,000,000. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 1996 are not substantially different from those employed in 1995.

  As part of the traditional marketing strategies of the toy industry, many sales made early in the year are not due for payment until the fourth quarter or early in the first quarter of the subsequent year, thus making it necessary for the Company to borrow significant amounts pending these collections. During the year, the Company relies on internally generated funds and short-term borrowing arrangements, including commercial paper, to finance its working capital needs. Currently, the Company has available to it unsecured lines of credit, which it believes are adequate, of approximately $1,500,000,000 including a $440,000,000 revolving credit agreement with a group of banks which is also used as a back-up to commercial paper issued by the Company.

  Research and Development
  ------------------------
  The Company's business is based to a substantial extent on the continuing development of new products and the redesigning of existing items for continuing market acceptance. In 1995, 1994 and 1993, approximately $148,057,000, $135,406,000 and $125,566,000, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's staff of designers, artists, model makers and engineers.

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

  The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of familiar movie, television and comic strip characters. Licensing fees are generally paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements.



  Marketing and Sales
  -------------------
  The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other retailers, large and small. The Company and its subsidiaries employ their own sales forces which account for nearly all of the sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. The Company maintains showrooms in New York and selected other major cities world-wide as well as at most of its subsidiary locations. Although the Company has more than 2,000 customers in the United States and Canada, most of which are wholesalers, distributors or large chain stores, there has been significant consolidation at the retail level over the last several years. In other countries, the Company has in excess of 20,000 customers, many of which are individual retail stores. During 1995, sales to the Company's two largest customers represented 21% and 12% of consolidated net revenues.

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

  In 1995, the Company spent approximately $417,886,000 in advertising, promotion and marketing programs compared to $397,094,000 in 1994 and $383,918,000 in 1993.

  Manufacturing and Importing
  ---------------------------
  The Company manufactures its products in facilities within the United States and various international countries (see "Properties"). Most of its products are manufactured from basic raw materials such as plastic and cardboard which are readily available. The Company's manufacturing process includes injection molding, blow molding, metal stamping, printing, box making, assembly and wood processing. The Company purchases certain components and accessories used in its toys and some finished items from United States manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other countries. The implementation of the General Agreement on Tariffs and Trade has reduced or eliminated customs duties on certain of these products imported by the Company. The Company believes that the manufacturing capacity of its facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States against a class of products imported by the Company from China or the loss by the People's Republic of China of "most favored nation" trading status as granted by the United States, could significantly increase the cost of the Company's products imported into the United States from China.

  The Company makes its own tools and fixtures but purchases dies and molds principally from independent United States and international sources. Several of the Company's United States production departments operate on a two-shift basis and its molding departments operate on a continuous basis through most of the year.

  Competition
  -----------
  The Company's business is highly competitive and it competes with several large and many small United States and international manufacturers. The Company is a worldwide leader in the design, manufacture and marketing of toys, games and infant care products.

  Employees
  ---------
  The Company employs approximately 13,000 persons worldwide, approximately 6,500 of whom are located in the United States.

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

  The Children's Television Act of 1990 and the rules promulgated thereunder by the Federal Communications Commission as well as the laws of certain countries place certain limitations on television commercials during children's programming.

  (c) Financial Information About International and United States
      -----------------------------------------------------------
       Operations and Export Sales
       ---------------------------
  The information required by this item is included in note 16 of Notes to Consolidated Financial Statements in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  2.  PROPERTIES
          ----------
                                                                  Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Rhode Island
------------
 Pawtucket        Executive, Sales &
                   Marketing Offices &
                   Product Development    343,000     Owned        --
 Pawtucket        Administrative Office    23,000     Owned        --
 Pawtucket        Manufacturing           306,500     Owned        --
 East Providence  Administrative Office   120,000     Leased      1999
 Central Falls    Manufacturing           261,500     Owned        --

Massachusetts
-------------
 East Longmeadow  Office, Manufacturing
                   & Warehouse          1,147,500     Owned        --
 East Longmeadow  Office, Manufacturing
                   & Warehouse            254,400     Owned        --
 East Longmeadow  Warehouse               500,000     Leased      1998
 Beverly          Office                  100,000     Owned        --

New Jersey
----------
 Northvale        Office & Manufacturing   75,000     Leased      2002
 Mt. Laurel       Office                   11,000     Leased      1997



                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

New York
--------
 New York         Office & Showroom        70,300     Leased      2000
 New York         Office & Showroom        32,300     Leased      1999
 Arcade           Manufacturing            15,000     Leased      1998
 Amsterdam        Manufacturing           297,400     Owned        --

Ohio
----
 Cincinnati       Office                  161,000     Leased      2007
 Cincinnati       Warehouse                33,000     Leased      1999

Pennsylvania
------------
 Allentown        Warehouse                71,800     Leased      1997
 Allentown        Warehouse               304,000     Leased      1997
 Allentown        Warehouse               198,700     Leased      1997

South Carolina
--------------
 Easley           Manufacturing            31,500     Leased      1997
 Easley           Manufacturing            75,000     Owned        --
 Easley           Manufacturing            29,000     Owned        --

Texas
-----
 El Paso          Manufacturing
                   & Warehouse            373,000     Owned        --
 El Paso          Manufacturing
                   & Warehouse            487,000     Leased      1998
 El Paso          Warehouse                83,000     Leased      1996
 El Paso          Warehouse                56,000     Leased      1996
 El Paso          Warehouse                24,000     Leased      1996
 El Paso          Warehouse               102,000     Leased      1996
 El Paso          Warehouse                35,000     Leased      1996
 El Paso          Warehouse                50,000     Leased      1996
 El Paso          Warehouse               120,000     Leased      1996
 El Paso          Warehouse               111,000     Leased      1997

Vermont
-------
 Fairfax          Manufacturing            43,000     Owned        --

Washington
----------
 Seattle          Office & Warehouse      125,100     Leased(1)   1996



                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Australia
---------
 Lidcombe         Office & Warehouse      161,400     Leased      2002
 Eastwood         Office                   16,900     Leased      1997

 Austria
-------
 Vienna           Office                    2,505     Leased      1997

Belgium
-------
 Brussels         Office & Showroom        16,700     Leased      1996

Canada
------
 Montreal         Office, Manufacturing
                   & Showroom             133,900     Leased      1997
 Mississauga      Sales Office & Showroom  16,300     Leased      1998
 Montreal         Warehouse                88,100     Leased      1997

Peoples Republic of China
-------------------------
 Guangzhou        Warehouse                 9,600     Leased      1996

Denmark
-------
 Glostrup         Office                    9,200     Leased      1999

England
-------
 Uxbridge         Office & Showroom        94,500     Leased      2013
 Castlegate       Office & Manufacturing  400,000     Leased      1997
 Paddock Wood     Office                   30,000     Leased      1997

Finland
-------
 Helsinki         Office                    3,000     Leased      1996

France
------
 Le Bourget
  du Lac          Office, Manufacturing
                   & Warehouse            108,300     Owned        --
 Savoie Technolac Office                   33,500     Owned        --
 Creutzwald       Warehouse               108,700     Owned        --

Germany
-------
 Dietzenbach      Office                   39,400     Leased      1998
 Fuerth           Office & Warehouse       28,400     Owned        --
 Soest            Office & Warehouse      156,300     Owned        --
 Soest            Warehouse                78,800     Owned        --



                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Greece
------
 Athens           Office & Warehouse      176,500     Leased      1996

Hong Kong
---------
 Kowloon          Office                   18,600     Leased      2000
 Kowloon          Office                   16,100     Leased      2000
 Harbour City     Office                   11,000     Leased      1996
 Shatkin          Office & Warehouse       17,800     Leased      1997

Hungary
-------
 Budapest         Office                    3,700     Leased      1996

Ireland
-------
 Waterford        Office, Manufacturing
                   & Warehouse            244,400     Owned        --

Israel
------
 Jerusalem        Office                    2,700     Leased      1998

Italy
-----
 Milan            Office & Showroom        12,100     Leased      1998

Japan
-----
 Tokyo            Office                    7,200     Leased      1996

Malaysia
-------
 Selangor
  Darul Ehsan     Office                    6,800     Leased      1997

Mexico
------
 Tijuana          Office & Manufacturing  144,000     Leased      1996
 Tijuana          Manufacturing            48,800     Leased      1996
 Tijuana          Warehouse               140,800     Leased      1996
 Reyna            Office                   61,000     Leased      1996
 Juarez           Manufacturing           169,500     Owned        --
 Venados          Warehouse                59,100     Leased      1996
 Venados          Warehouse                59,100     Leased      1996

The Netherlands
---------------
 Ter Apel         Office & Warehouse      139,300     Owned        --
 Utrecht          Sales Office & Showroom  17,000     Leased      1996
 Veerdam          Warehouse                59,200     Leased      1996


                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

New Zealand
-----------
 Auckland         Office, Manufacturing
                   & Warehouse            110,900     Leased      2005

Norway
------
 Asker            Office                    4,900     Leased      1999

Poland
------
  Warsaw          Office                    5,000     Leased      1998

Portugal
--------
 Estoril-Lisboa   Office                    2,900     Leased      1996

Singapore
---------
 Singapore        Office & Warehouse        9,300     Leased      1997

Spain
-----
 Valencia         Office, Manufacturing
                   & Warehouse            115,100     Leased      1999
 Valencia         Office                   46,300     Leased      1996
 Valencia         Manufacturing
                   & Warehouse            161,700     Leased      2002
 Valencia         Warehouse                21,500     Leased      1996
 Valencia         Warehouse                94,400     Owned        --
 Valencia         Warehouse                43,000     Leased      1996

Sweden
------
 Vosby            Office                    7,400     Leased      1998

Switzerland
-----------
 Mutschellen      Office & Warehouse       23,400     Leased      1996

Taiwan
------
 TPE County       Warehouse                 9,800     Leased      1996

Wales
-----
 Newport          Warehouse                76,000     Leased      2003
 Newport          Warehouse                52,000     Owned        --

    (1) In addition, at this location the Port of Seattle operates a 400,000 square foot distribution facility pursuant to an agreement with the Company.


  In addition to the above listed facilities, the Company either owns or leases various other properties approximating 130,000 square feet which are utilized in its operations. The Company also either owns or leases an aggregate of approximately 800,000 square feet not currently being utilized in its operations. Most of these properties are being leased, subleased or offered for sublease or sale. A portion of this space not used in the Company's operations represent facilities used by Tonka Corporation units prior to its acquisition by the Company.

  The foregoing properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.


ITEM  3.  LEGAL PROCEEDINGS
          -----------------
  The Company is party to certain legal proceedings, substantially involving routine litigation incidental to the Company's business, none of which, individually or in the aggregate, is deemed to be material.


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

                                                               Period
                                                               Serving in
                                                               Current
Name                        Age  Position and Office Held      Position
----                        ---  ------------------------      ----------
Alan G. Hassenfeld          47  Chairman of the Board,
                                President and Chief Executive
                                Officer                        Since 1989

Harold P. Gordon (1)        58  Vice Chairman                  Since 1995

George R. Ditomassi, Jr.    61  Chief Operating Officer,
                                Games and International        Since 1990

Alfred J. Verrecchia        53  Chief Operating Officer,
                                Domestic Toy Operations        Since 1990

John T. O'Neill             51  Executive Vice President and
                                Chief Financial Officer        Since 1989

Norman C. Walker            57  Executive Vice President and
                                President, International       Since 1990

Dan D. Owen (2)             47  President, Hasbro Toy Group    Since 1994

E. David Wilson (3)         58  President, Hasbro Games Group  Since 1995

Richard B. Holt (4)         54  Senior Vice President
                                and Controller                 Since 1992

Cynthia S. Reed (5)         40  Senior Vice President and
                                General Counsel                Since 1995

Phillip H. Waldoks (6)      43  Senior Vice President -
                                Corporate Legal Affairs
                                and Secretary                  Since 1995

Russell L. Denton           51  Vice President and Treasurer   Since 1989




  (1)  Prior thereto, Partner, Stikeman, Elliott (law firm).

  (2)  Prior thereto, President, Playskool.

  (3)  Prior thereto, President, Milton Bradley.

  (4)  Prior thereto, Vice President and Controller.

  (5) Prior thereto, Vice President - Legal from 1992 to 1995; prior thereto, Associate Vice President - Legal.

  (6) Prior thereto, Senior Vice President - Corporate Legal Affairs from 1992 to 1995; prior thereto, Vice President - Corporate Legal Affairs.


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
          -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------
  None.




                                    PART III

ITEMS 10, 11, 12 and 13.

  The information required by these items is included in registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections under the headings (a) "Comparison of Five Year Cumulative Total Shareholder Return Among Hasbro, S&P 500 and Russell 1000 Consumer Discretionary Economic Sector" and accompanying material and (b) "Report of the Compensation and Stock Option Committee of the Board of Directors" in the definitive proxy statement shall not be deemed "filed" with the Securities and Exchange Commission or subject to Section 18 of the Securities Exchange Act of 1934.


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

             Consolidated Balance Sheets at December 31, 1995 and
              December 25, 1994

             Consolidated Statements of Earnings for the Three Fiscal
              Years Ended in December 1995, 1994 and 1993

             Consolidated Statements of Shareholders' Equity for the
              Three Fiscal Years Ended in December 1995, 1994 and 1993

             Consolidated Statements of Cash Flows for the Three
              Fiscal Years Ended in December 1995, 1994 and 1993

             Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules
         -----------------------------
           Included in PART IV of this Report:
             Report of Independent Certified Public Accountants
              on Financial Statement Schedule

             For the Three Fiscal Years Ended in December 1995, 1994
              and 1993:
               Schedule II - Valuation and Qualifying Accounts and
                              Reserves

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

         (b) Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K, dated February 16, 1996, File No. 1-6682.)

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

         (d) Amendment No. 2, dated as of May 1, 1995, to the Revolving Credit Agreement among the Company, the Banks and the Agent. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Period Ended April 2, 1995, File No. 1-6682.)

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



         (c) Agreement between the Company and Bear, Stearns & Co. Inc., dated as of January 16, 1996.

        Executive Compensation Plans and Arrangements
         (d) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

         (e) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (f) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (g) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (h) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (i) Form of Incentive Stock Option Agreement for incentive stock options. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (j) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (k) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (l) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (m)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (n)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)



         (o) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (p) 1992 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (q) Form of Stock Option Agreement (For Employees) under the 1992 Stock Incentive Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (r) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (s) Form of Employment Agreement between the Company and eight executive officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989,
              File No. 1-6682.)

         (t) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

         (u) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

         (v) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

         (w) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

         (x) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)



         (y) Hasbro, Inc. Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

         (z) Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)

        (aa) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon.

        (bb) Severance And Settlement Agreement And Release, dated as of December 20, 1995, and addendum thereto, between the Company and Dan D. Owen.

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

  (b) Reports on Form 8-K
      -------------------
        A Current Report on Form 8-K dated January 30, 1996 was filed to announce the Company's rejection of an unsolicited business combination proposal.

        A Current Report on Form 8-K dated February 8, 1996 was filed to announce the Company's results for the quarter and year ended December 31, 1995. Consolidated statements of earnings (without notes) for the quarter and year ended December 31, 1995 and December 25, 1994 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

        A Current Report on Form 8-K dated February 16, 1996 was filed to file the Amended and Restated Bylaws of the Company.

  (c) Exhibits
      --------
        See (a)(3) above

  (d) Financial Statement Schedules
      -----------------------------
        See (a)(2) above







                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hasbro, Inc.:


        Under date of February 7, 1996, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 31, 1995 and December 25, 1994 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ KPMG Peat Marwick LLP



Providence, Rhode Island

February 7, 1996



                                                             SCHEDULE II
                           HASBRO, INC. AND SUBSIDIARIES

                   Valuation and Qualifying Accounts and Reserves

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


                          Provision
             Balance at   Charged to                Write-Offs    Balance
            Beginning of   Costs and     Other          And      at End of
                Year       Expenses     Additions    Other (a)     Year
            ------------  ----------  ------------  -----------  ---------

Valuation
 accounts
 deducted
 from assets
 to which
 they apply -
 for doubtful
 accounts
 receivable:

  1995        $51,000        5,860            -       (8,060)     $48,800
               ======       ======       ======       ======       ======

  1994        $54,200        5,120            -       (8,320)     $51,000
               ======       ======       ======       ======       ======

  1993        $52,200       13,078            -      (11,078)     $54,200
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


By: /s/ Alan G. Hassenfeld                            Date: March 28, 1996
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

Signature                      Title                        Date
---------                      -----                        ----



 /s/ Alan G. Hassenfeld
----------------------------   Chairman of the Board,       March 28, 1996
Alan G. Hassenfeld             President, Chief Executive
                               Officer and Director
                               (Principal Executive Officer)


 /s/ John T. O'Neill
----------------------------   Executive Vice President     March 28, 1996
John T. O'Neill                and Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)


 /s/ Barry J. Alperin
----------------------------   Director                     March 28, 1996
Barry J. Alperin


 /s/ Alan R. Batkin
----------------------------   Director                     March 28, 1996
Alan R. Batkin


 /s/ George R. Ditomassi, Jr.
----------------------------   Director                     March 28, 1996
George R. Ditomassi, Jr.





 /s/ Harold P. Gordon
----------------------------   Director                     March 28, 1996
Harold P. Gordon


 /s/ Alex Grass
----------------------------   Director                     March 28, 1996
Alex Grass


 /s/ Sylvia K. Hassenfeld
----------------------------   Director                     March 28, 1996
Sylvia K. Hassenfeld


 /s/ Marie-Josee Kravis
----------------------------   Director                     March 28, 1996
Marie-Josee Kravis



----------------------------   Director                     March   , 1996
Claudine B. Malone


 /s/ Morris W. Offit
----------------------------   Director                     March 28, 1996
Morris W. Offit


 /s/ Norma T. Pace
----------------------------   Director                     March 28, 1996
Norma T. Pace


 /s/ E. John Rosenwald, Jr.
----------------------------   Director                     March 28, 1996
E. John Rosenwald, Jr.


 /s/ Carl Spielvogel
----------------------------   Director                     March 28, 1996
Carl Spielvogel



----------------------------   Director                     March   , 1996
Henry Taub





 /s/ Preston Robert Tisch
----------------------------   Director                     March 28, 1996
Preston Robert Tisch


 /s/ Paul Wolfowitz
----------------------------   Director                     March 28, 1996
Paul Wolfowitz


 /s/ Alfred J. Verrecchia
----------------------------   Director                     March 28, 1996
Alfred J. Verrecchia




                                   HASBRO, INC.

                            Annual Report on Form 10-K

                       for the Year Ended December 31, 1995

                                  Exhibit Index

Exhibit
-------
    3.  Articles of Incorporation and Bylaws
         (a)  Restated Articles of Incorporation of the Company.
              (Incorporated by reference to Exhibit (c)(2) to the Company's Current Report on Form 8-K, dated July 15, 1993, File No. 1-6682.)

         (b) Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K, dated February 16, 1996, File No. 1-6682.).

    4. Instruments defining the rights of security holders, including indentures
         (a) Revolving Credit Agreement, dated as of June 22, 1992, among the Company, certain banks (the "Banks"), and The First National Bank of Boston, as agent for the Banks (the "Agent"). (Incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

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

         (d) Amendment No. 2, dated as of May 1, 1995, to Revolving Credit Agreement among the Company, the Banks and the Agent. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Period Ended April 2, 1995, File No. 1-6682.)

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

         (c) Agreement between the Company and Bear, Stearns & Co. Inc., dated as of January 16, 1996.

        Executive Compensation Plans and Arrangements
         (d) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

         (e) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (f) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (g) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (h) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (i) Form of Incentive Stock Option Agreement for incentive stock options. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (j) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (k) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (l) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)



         (m)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (n)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (o) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (p) 1992 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (q) Form of Stock Option Agreement (For Employees) under the 1992 Stock Incentive Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (r) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (s) Form of Employment Agreement between the Company and eight executive officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989,
              File No. 1-6682.)

         (t) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

         (u) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

         (v) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)



         (w) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

         (x) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)

         (y) Hasbro, Inc. Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

         (z) Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)

        (aa) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon.

        (bb) Severance And Settlement Agreement And Release, dated as of December 20, 1995, and addendum thereto, between the Company and Dan D. Owen.

   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   22.  Subsidiaries of the registrant

   24.  Consents of experts and counsel
         (a)  Consent of KPMG Peat Marwick LLP

   27.  Financial data schedule