Form 10-Q
period 1996-03-31
HASBRO INC
filed 1996-05-14
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended March 31, 1996         Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of April 26, 1996 was 87,046,187.



                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                           Mar. 31,    Apr. 2,   Dec. 31,
   Assets                                    1996       1995       1995
                                           --------   --------   --------
Current assets
  Cash and cash equivalents              $  136,860    189,777    161,030
  Accounts receivable, less allowance
   for doubtful accounts of $49,800,
   $49,700 and $48,800                      528,632    475,813    791,111
  Inventories:
    Finished products                       246,270    198,587    240,126
    Work in process                          18,145     22,334     22,093
    Raw materials                            70,652     56,017     53,401
                                          ---------  ---------  ---------
      Total inventories                     335,067    276,938    315,620

  Deferred income taxes                      85,131     83,474     85,849
  Prepaid expenses                           90,830     86,849     71,888
                                          ---------  ---------  ---------
        Total current assets              1,176,520  1,112,851  1,425,498

Property, plant and equipment, net          307,217    308,469    313,240
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $103,332, $87,335 and $99,404            478,264    489,918    473,388
  Other intangibles, less accumulated
   amortization of $84,421, $62,761 and
   $79,648                                  373,514    357,373    343,624
  Other                                      68,345     61,152     60,638
                                          ---------  ---------  ---------
        Total other assets                  920,123    908,443    877,650
                                          ---------  ---------  ---------

        Total assets                     $2,403,860  2,329,763  2,616,388
                                          =========  =========  =========



                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                           Mar. 31,    Apr. 2,   Dec. 31,
   Liabilities and Shareholders' Equity      1996       1995       1995
                                           --------   --------   --------
Current liabilities
  Short-term borrowings                   $  93,402    162,736    119,987
  Trade payables                            107,607    115,259    198,328
  Accrued liabilities                       315,601    309,950    433,567
  Income taxes                              111,270    106,007    117,982
                                          ---------  ---------  ---------
        Total current liabilities           627,880    693,952    869,864

Long-term debt, excluding current
 installments                               149,987    150,000    149,991
Deferred liabilities                         72,409     65,809     70,921
                                          ---------  ---------  ---------
        Total liabilities                   850,276    909,761  1,090,776
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   88,087,198, 88,085,802 and 88,086,108     44,044     44,043     44,043
  Additional paid-in capital                306,327    280,896    279,288
  Retained earnings                       1,215,639  1,086,070  1,201,242
  Cumulative translation adjustments         20,148     22,473     23,450
  Treasury stock, at cost, 1,019,161,
   450,559 and 741,237 shares               (32,574)   (13,480)   (22,411)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,553,584  1,420,002  1,525,612
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,403,860  2,329,763  2,616,388
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.



                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                                         Quarter Ended
                                                      --------------------
                                                      Mar. 31,     Apr. 2,
                                                        1996        1995
                                                      --------    --------
Net revenues                                          $538,685     526,503
Cost of sales                                          237,771     232,572
                                                       -------     -------
Gross profit                                           300,914     293,931
                                                       -------     -------
Expenses
  Amortization                                           9,799       9,243
  Royalties, research and
   development                                          54,422      55,084
  Advertising                                           70,276      70,233
  Selling, distribution and
   administration                                      125,365     120,803
                                                       -------     -------
    Total expenses                                     259,862     255,363
                                                       -------     -------
Operating profit                                        41,052      38,568
                                                       -------     -------
Nonoperating (income) expense
  Interest expense                                       4,906       5,823
  Other (income), net                                   (2,963)     (2,512)
                                                       -------     -------
    Total nonoperating expense                           1,943       3,311
                                                       -------     -------
Earnings before income taxes                            39,109      35,257
Income taxes                                            14,744      13,574
                                                       -------     -------
Net earnings                                          $ 24,365      21,683
                                                       =======     =======

Per common share
 Net earnings                                         $    .28         .25
                                                       =======     =======
 Cash dividends declared                              $    .10         .08
                                                       =======     =======

See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                Quarters Ended March 31, 1996 and April 2, 1995

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1996       1995
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $ 24,365     21,683
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  18,678     19,224
    Other amortization                                     9,799      9,243
    Deferred income taxes                                  1,991     (5,112)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      258,408    257,841
    Increase in inventories                              (18,196)   (22,261)
    Increase in prepaid expenses                         (18,678)   (15,843)
    Decrease in trade payables and accrued liabilities  (215,994)  (162,280)
  Other                                                    1,658     (6,958)
                                                         -------    -------
      Net cash provided by operating activities           62,031     95,537
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (13,811)   (16,044)
  Investments and acquisitions, net of cash acquired     (21,296)  (102,413)
  Other                                                   (7,228)       168
                                                         -------    -------
      Net cash utilized by investing activities          (42,335)  (118,289)
                                                         -------    -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                               5,778          -
  Repayments of borrowings with original maturities
   of more than three months                             (21,905)       (10)
  Net (repayments) proceeds of other short-term
   borrowings                                             (8,851)    72,338
  Purchase of common stock                               (14,969)      (312)
  Stock option transactions                                4,380      2,296
  Dividends paid                                          (6,977)    (6,130)
                                                         -------    -------
      Net cash (utilized) provided by financing
       activities                                        (42,544)    68,182
                                                         -------    -------
Effect of exchange rate changes on cash                   (1,322)     7,319
                                                         -------    -------
      (Decrease) increase in cash and cash equivalents   (24,170)    52,749
Cash and cash equivalents at beginning of year           161,030    137,028
                                                         -------    -------
      Cash and cash equivalents at end of period        $136,860    189,777
                                                         =======    =======
Supplemental information
  Cash paid during the period for:
    Interest                                            $  2,206      2,951
    Income taxes                                        $ 10,890     10,827

See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1)	In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996 and April 2, 1995, and the results of operations and cash flows for the periods then ended.

	The quarter ended March 31, 1996 consisted of thirteen weeks while the quarter ended April 2, 1995 consisted of fourteen weeks.

	The results of operations for the quarter ended March 31, 1996, are not necessarily indicative of results to be expected for the full year.


(2)	During the first quarter of 1996, the Company adopted Statement of
Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). The adoption of SFAS 121 did not have a material impact on either the Company's financial condition or its results of operations.


(3)	Earnings per common share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents include stock options and warrants for the period prior to their exercise. Under the treasury stock method, the unexercised options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common stock at the average market price during the period.

	For each of the reported periods the difference between primary and fully diluted earnings per share was not significant.



                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
- - ------------
Net revenues for the first quarter of 1996 were $538,685, compared with the $526,503 reported for the same period of 1995. Increased United States volume, particularly within the Hasbro Toy Group, was the major factor in this growth. In the major international markets, the Company's revenues, both in local currencies and dollars, were generally lower than during the same period of a year ago. The first quarter of 1996 included 13 weeks while 1995 included 14.

GROSS PROFIT
- - ------------
The gross profit margin, expressed as a percentage of net revenues, increased marginally to 55.9% from the 1995 level of 55.8%. While the Company's cost of certain raw materials, primarily plastics and paper, is decreasing in 1996, the impact of these decreases are not fully realized as the inventories sold during the first quarter were substantially purchased or produced during the fourth quarter of 1995.

EXPENSES
- - --------
Royalties, research and development expenses for the quarter decreased in both amount and as a percentage of revenues from 1995 levels. The royalty component increased in both, reflecting the increased revenues and the change in mix of products sold. Research and development was $30,119 for the quarter compared to $32,564 in 1995. This decrease reflects the Company's efforts to better manage such expenses as well as the second quarter 1995 discontinuance by the Company of its efforts to develop a mass-market virtual reality game system.

The current quarter advertising remained constant in amount with that of the comparable period of 1995 while decreasing as a percentage of net revenues to 13.0% from 13.3%. This can largely be attributed to the lower portion of the Company's revenues coming from the international marketing units which generally have higher advertising to sales ratios than do the United States groups.

The Company's selling, distribution and administration expenses increased, both in amount and as a percentage of net revenues, from their respective 1995 amounts. Contributing to the increases was approximately $2,400 of third-party costs associated with an unsolicited business combination proposal. Also contributing was the impact of the Company's new operations including Larami, acquired in February 1995, and the K'nex units and Scandinavia, which were not fully operational during the first quarter of 1995.

NONOPERATING (INCOME) EXPENSE
- - -----------------------------
Interest expense decreased approximately 16% from the 1995 first quarter amount, reflecting lower interest rates in the international markets, the primary area of first quarter borrowings.



                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


OTHER INFORMATION
- - -----------------
During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, more retailers are using quick response inventory management practices which results in fewer orders being placed in advance of requested shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal April (April 28, 1996 and April 30, 1995) the Company's unshipped orders were approximately $380,000 and $400,000, respectively.

During both 1994 and 1993, the Company incurred certain restructuring costs. The 1994 actions, completed in the first quarter of 1995, resulted in the termination of approximately 600 employees, of which approximately 100 were management positions. The closure of the Company's Netherlands manufacturing facility, which was the major portion of the 1993 charge, originally planned for the second quarter of 1994, was delayed until the first quarter of 1995 due to the time necessary to comply with local requirements. This resulted in the severance of approximately 200 additional employees. While impractical to quantify, the Company believes that it is receiving the anticipated benefits from these actions. Substantially all of the liabilities established for these restructurings have been satisfied.

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

Cash and cash equivalents at March 31, 1996, were approximately 25% less than their 1995 level. The Company attempts to keep its cash and cash equivalents at the lowest level possible whenever it has short-term borrowings, although at times the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. Receivables were approximately $53,000 greater than at the same time in 1995, largely due to the increased United States sales occurring in the latter portion of the fourth quarter of 1995 and the first quarter of 1996. Inventories, up approximately the same amount from the prior year reflects the Company's planned actions necessary to have available product to provide faster and more complete shipment of customer orders. Other assets, as a group, increased marginally from their level a year ago, primarily resulting from the Company's acquisitions of product rights and licenses during the most recent twelve months, largely offset by twelve additional months of amortization expense.

Short-term borrowings, at $93,402 were approximately $70,000, or 43% less than last year, again reflecting funds generated from operations within the most recent twelve months available to reduce such borrowings. At March 31, 1996, the Company had committed unsecured lines of credit totaling approximately $590,000 available to it. It also had available uncommitted lines approximating $930,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $110,000 was in use at March 31, 1996.

RECENT INFORMATION
- - ------------------
During 1996, the Company will adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages, but does not require, companies to adopt a new accounting method, recording the estimated fair value of employee stock options as compensation expense. If such new method is not adopted, proforma disclosure must be provided in a note to the financial statements. As the Company plans to provide the required proforma disclosure only, the adoption of SFAS 123, will not have a material impact on either the Company's financial condition or its results of operations.





PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None

Item 5.   Other Information.

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

              4 Amendment No. 3 to Revolving Credit Agreement, dated as of May 10, 1996, among the Company, certain banks (the "Banks") and The First National Bank of Boston, as agent for the Banks.

             11 Computation of Earnings Per Common Share - Quarters Ended March 31, 1996 and April 2, 1995.

             12 Computation of Ratio of Earnings to Fixed Charges - Quarter Ended March 31, 1996.

             27    Financial Data Schedule.

           (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated April 18, 1996 was filed by the Company and included the Press Release dated April 18, 1996 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters ended March 31, 1996 and April 2, 1995 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: May 14, 1996                           By:  /s/ John T. O'Neill
                                                 ---------------------
                                                     John T. O'Neill
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)



                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                     For the Period Ended March 31, 1996


                                Exhibit Index

Exhibit
  No.                            Exhibits
- - -------                          --------

   4          Amendment No. 3 to Revolving Credit Agreement

  11          Statement re computation of per share earnings - quarter

  12          Statement re computation of ratios

  27          Financial Data Schedule