Form 10-Q
period 1996-06-30
HASBRO INC
filed 1996-08-14
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended June 30, 1996          Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of August 9, 1996 was 86,323,230.



                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Jun. 30,   Jul. 2,    Dec. 31,
   Assets                                    1996       1995       1995
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $   69,998     86,213    161,030
  Accounts receivable, less allowance
   for doubtful accounts of $51,200,
   $45,800 and $48,800                      683,906    654,216    791,111
  Inventories:
    Finished products                       290,769    272,182    240,126
    Work in process                          26,619     29,987     22,093
    Raw materials                            80,711     61,873     53,401
                                          ---------  ---------  ---------
      Total inventories                     398,099    364,042    315,620

  Deferred income taxes                      83,115     81,173     85,849
  Prepaid expenses                           77,721     79,920     71,888
                                          ---------  ---------  ---------
        Total current assets              1,312,839  1,265,564  1,425,498

Property, plant and equipment, net          305,772    309,571    313,240
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $107,321, $91,499 and $99,404            473,594    486,034    473,388
  Other intangibles, less accumulated
   amortization of $90,281, $68,363 and
   $79,648                                  370,129    351,852    343,624
  Other                                      65,180     46,747     60,638
                                          ---------  ---------  ---------
        Total other assets                  908,903    884,633    877,650
                                          ---------  ---------  ---------

        Total assets                     $2,527,514  2,459,768  2,616,388
                                          =========  =========  =========



                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Jun. 30,   Jul. 2,    Dec. 31,
   Liabilities and Shareholders' Equity      1996       1995       1995
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  288,872    353,051    119,987
  Trade payables                            106,444    115,321    198,328
  Accrued liabilities                       293,937    314,563    433,567
  Income taxes                               79,891     57,905    117,982
                                          ---------  ---------  ---------
        Total current liabilities           769,144    840,840    869,864

Long-term debt, excluding current
 installments                               149,920    149,993    149,991
Deferred liabilities                         72,066     66,292     70,921
                                          ---------  ---------  ---------
        Total liabilities                   991,130  1,057,125  1,090,776
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   88,088,526, 88,086,040 and 88,086,108     44,044     44,043     44,043
  Additional paid-in capital                305,915    279,933    279,288
  Retained earnings                       1,211,565  1,064,150  1,201,242
  Cumulative translation adjustments         17,137     24,464     23,450
  Treasury stock, at cost; 1,251,853,
   335,435 and 741,237 shares               (42,277)    (9,947)   (22,411)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,536,384  1,402,643  1,525,612
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,527,514  2,459,768  2,616,388
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                   Quarter Ended        Six Months Ended
                                -------------------   --------------------
                                Jun. 30,    Jul. 2,    Jun. 30,   Jul. 2,
                                  1996       1995        1996       1995
                                --------   --------   ---------  ---------
Net revenues                    $511,609    481,854   1,050,294  1,008,357
Cost of sales                    234,184    214,085     471,955    446,657
                                 -------    -------   ---------  ---------
Gross profit                     277,425    267,769     578,339    561,700
                                 -------    -------   ---------  ---------
Expenses
  Amortization                    10,007      9,725      19,806     18,968
  Royalties, research and
   development                    64,356     62,085     118,778    117,169
  Discontinued development
   project                             -     31,100           -     31,100
  Advertising                     66,171     68,164     136,447    138,397
  Selling, distribution and
   administration                124,909    119,005     250,274    239,808
                                 -------    -------   ---------  ---------
    Total expenses               265,443    290,079     525,305    545,442
                                 -------    -------   ---------  ---------
Operating profit (loss)           11,982    (22,310)     53,034     16,258
                                 -------    -------   ---------  ---------
Nonoperating (income) expense
  Interest expense                 5,353      7,384      10,259     13,207
  Other (income), net             (2,514)    (5,477)     (5,477)    (7,989)
                                 -------    -------   ---------  ---------
    Total nonoperating expense     2,839      1,907       4,782      5,218
                                 -------    -------   ---------  ---------
Earnings (loss) before
 income taxes                      9,143    (24,217)     48,252     11,040
Income taxes                       3,157     (9,324)     17,901      4,250
                                 -------    -------   ---------  ---------
Net earnings (loss)             $  5,986    (14,893)     30,351      6,790
                                 =======    =======   =========  =========

Per common share
  Net earnings (loss)           $    .07       (.17)        .34        .08
                                 =======    =======   =========  =========
  Cash dividends declared       $    .10        .08         .20        .16
                                 =======    =======   =========  =========

See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1996 and July 2, 1995

                              (Thousands of Dollars)
                                    (Unaudited)


                                                          1996      1995
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                          $ 30,351     6,790
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  45,843    40,415
    Other amortization                                    19,806    18,968
    Deferred income taxes                                  2,882    (3,521)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      101,284    79,057
    Increase in inventories                              (83,079) (108,054)
    Increase in prepaid expenses                          (6,145)   (8,323)
    Decrease in trade payables and accrued liabilities  (266,450) (208,513)
  Other                                                    3,553    12,016
                                                         -------   -------
      Net cash utilized by operating activities         (151,955) (171,165)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (40,943)  (38,752)
  Investments and acquisitions, net of cash acquired     (21,300) (102,413)
  Other                                                   (8,310)    2,215
                                                         -------   -------
      Net cash utilized by investing activities          (70,553) (138,950)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                              96,026   185,000
  Repayments of borrowings with original maturities
   of more than three months                             (30,990)      (10)
  Net proceeds of other short-term borrowings            106,278    76,332
  Purchase of common stock                               (28,869)     (312)
  Stock option transactions                                7,991     4,866
  Dividends paid                                         (15,688)  (13,147)
                                                         -------   -------
      Net cash provided by financing activities          134,748   252,729
                                                         -------   -------
Effect of exchange rate changes on cash                   (3,272)    6,571
                                                         -------   -------
      Decrease in cash and cash equivalents              (91,032)  (50,815)
Cash and cash equivalents at beginning of year           161,030   137,028
                                                         -------   -------
      Cash and cash equivalents at end of period        $ 69,998    86,213
                                                         =======   =======


Supplemental information
  Cash paid during the period for:
    Interest                                            $  8,799    10,279
    Income taxes                                        $ 48,790    45,982

See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and July 2, 1995, and the results of operations and cash flows for the periods then ended.

    The six months ended June 30, 1996 consisted of 26 weeks while the six months ended July 2, 1995 consisted of 27 weeks.

    The results of operations for the six months ended June 30, 1996, are not necessarily indicative of results to be expected for the full year.


(2) During the second quarter of 1995, the Company discontinued its efforts, begun in 1992, related to the development of a mass-market virtual reality game system. The impact of this decision on the quarter was a pretax charge of $31,100. (See further discussion in Management's
Discussion and Analysis of Financial Condition and Results of Operations.)


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



                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
- - ------------
Net revenues for the second quarter and six months of 1996 were $511,609 and $1,050,294, respectively, up from the $481,854 and $1,008,357 reported for the same periods of 1995. Continuing the first quarter 1996 trends, the increased volumes were primarily attributable to growth in boys' toys and games experienced within the United States. During the quarter, the Company's international operations reported increased local currency revenues in most of the major markets, although these were insufficient to overcome the approximate $7,000 adverse impact of the strengthened U.S. dollar and the decreased revenues in France and Germany.

COST OF SALES
- - -------------
The Company is receiving the anticipated benefits from reduced prices on certain raw material commodities, including plastics and paper. In spite of this, the 1996 gross profit margin, expressed as a percentage of net revenues, decreased in comparison to the 1995 levels; for the quarter to 54.2% from 55.6%, and for the six months to 55.1% from 55.7%. During the quarter, the Company had an increased amount of sales made at less than normal margins. Absent the impact of such second quarter sales in the major markets, the gross profit margins for the quarter and six months of 1996 were 57.3% and 56.5%, respectively, up from 56.7% and 56.2% for the same periods of 1995.

EXPENSES
- - --------
Royalties, research and development expenses for both the second quarter and six months decreased when expressed as a percentage of net revenues although increasing in amount. The royalty component increased in both percentage and amount. In addition to reflecting the Company's revenue growth, the increases can also be attributed to the mix of products sold with more revenue being derived from items carrying higher royalty rates. Research and development was $35,391 and $65,510 for the quarter and six months of 1996, respectively, compared with $34,864 and $67,428 for the same periods of 1995.



                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


During the second quarter of 1995, the Company discontinued its efforts, begun in 1992, related to the development of a mass-market virtual reality game system. The impact of this decision on the second quarter of 1995 was a charge of $31,100, the estimated costs associated with such action. Approximately half of the charge resulted from the expensing of software development costs related to both the operating system and games for the system. These costs were previously capitalized under the provisions of Statement of Financial Accounting Standards No. 86. The remaining amount represented provisions for discontinuation costs, including the termination of contractual agreements relating to the development of the system and games, the write-off of certain fixed assets and various other cancellation/termination costs. Substantially all of these costs have now been paid.

Advertising expense for both the quarter and six months decreased in amount and also when expressed as a percentage of net revenues. For the second quarter and six months of 1996, the amounts were $66,171 and $136,447, respectively, compared with $68,164 and $138,397 in the same periods of 1995. Expressed as a percentage of net revenues, 1996 was 12.9% and 13.0% while 1995 was 14.1% and 13.7%. The decreases in the current year reflect the lower proportion of the Company's revenues arising from the international marketing units, which generally have a higher advertising to sales ratio than the domestic groups, as well as the impact of sales made at less than normal margins, which products are generally not advertised.

The Company's selling distribution and administration expenses increased in amount during both the second quarter and six months of 1996, when compared with the same periods of 1995. When expressed as a percentage of net revenues, in the second quarter of 1996 it decreased from the 1995 level and for the six months, remained constant. The decrease in percentage reflects the Company's efforts to better leverage these costs.

NONOPERATING (INCOME) EXPENSE
- - -----------------------------
Interest expense during the second quarter and six months of 1996 decreased from the comparable 1995 levels reflecting both lower interest rates and the Company's reduced borrowing requirements.

Other income, net, also declined during both the quarter and six months, again reflecting the lower interest rates being experienced. Also impacting the comparison of this category of expense during the quarter was the negative impact of foreign currency transactions.



                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


INCOME TAXES
- - ------------
Income tax expense as a percentage of pretax earnings for the six months of 1996 and 1995 was 37.1% and 38.5%, respectively. The decrease in the effective rate in 1996 reflects changes in the Company's operations as well as the impact of certain strategies implemented during 1996. The lower rate for the second quarter results from the adjustment to the new effective tax rate.

OTHER INFORMATION
- - -----------------
During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, more retailers are using quick response inventory management practices which results in fewer orders being placed in advance and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal July (July 28, 1996 and July 30, 1995) the Company's unshipped orders were approximately $890,000 and $930,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
Because of the seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, the interim cash flow statements are not representative of those which may be expected for the full year. As a result of these extended payment terms, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. While a large portion of these receivables are of a quality which would allow their sale, alleviating the need for much of its interim financing, the Company believes it to be more cost effective to use its available funds and short-term borrowings to finance them. As receivables are collected late in the fourth quarter and through the first quarter of the subsequent year, cash flow from operations becomes positive and is used to repay a significant portion of the short-term borrowings.



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

Receivables were approximately $30,000 greater than at the same time in 1995, largely reflecting the Company's increased revenues in 1996. When expressed as days sales outstanding, current year receivables are the same as those of a year ago, which is an improvement from the first quarter when days sales outstanding were almost 10% greater than 1995. The growth in inventories which has been evident during the past year moderated somewhat during the second quarter. The approximate $34,000 increase from the prior year reflects the Company's planned actions necessary to have available product to provide faster and more complete shipment of customer orders. Other assets, as a group, increased from their level of a year ago, primarily resulting from the Company's acquisitions of product rights and licenses during the most recent twelve months, partially offset by twelve additional months of amortization expense.

The Company attempts to keep its cash and cash equivalents at the lowest level possible whenever it has short-term borrowings, although at times the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. The Company's net borrowings (short-term borrowings less cash and cash equivalents), at $218,874 were approximately $48,000, or 18% less than last year, again reflecting funds generated from operations within the most recent twelve months available to reduce such borrowings. This decrease occurred even after the repurchase of approximately 1,300,000 shares of the Company's common stock during the past twelve months. At June 30, 1996, the Company had committed unsecured lines of credit totaling approximately $440,000 available to it. It also had available uncommitted lines approximating $900,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $315,000 was in use at June 30, 1996.



                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


RECENT EVENT
- - ------------
On July 30, 1996, the Company announced two steps taken to provide strategic direction as it moves to become more brands driven and globally focused. First, the establishment of an Office of the Chairman and second, plans for a new Global Brands Board and a Global Operations Board. To this point, the Company has been structured as a multi-national company, with the focus on developing product and programs for individual countries and regions. The new focus will allow the development of brands globally, while still recognizing regional differences. The new Global Brands Board will provide greater coordination of key brands from a world-wide perspective while the Global Operations Board will develop a blueprint for the global coordination of production and sourcing requirements.

In addition to Chairman and Chief Executive Officer, Alan G. Hassenfeld, the Office of the Chairman will consist of: Alfred J. Verrecchia, Executive Vice President and President of Global Operations, who will also chair the Global Operations Board; George Ditomassi, Executive Vice President and President Global Innovation; Harold P. Gordon, Vice Chairman; John T. O'Neill, Executive Vice President and Chief Financial Officer, and Norman Walker, Executive Vice President and President International, who will also chair the Global Brands Board. Another member of the Office of the Chairman is Adam Klein, who has been elected Executive Vice President of Corporate Strategy. Mr Klein comes to the Company after eighteen years of strategy consulting, including time with the Boston Consulting Group and teaching at Harvard Business School. Also to become a member of the Office of the Chairman will be the President of Global Marketing, a new position for which an executive search is in progress.


PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           At the Company's Annual Meeting of Shareholders held on May
           15, 1996, the Company's Shareholders reelected the following persons to the Board of Directors of the Company: Sylvia K. Hassenfeld (72,124,405 votes for, 3,349,819 votes withheld); Norma T. Pace (72,122,434 votes for, 3,351,790 votes withheld);
           E. John Rosenwald, Jr. (71,416,036 votes for, 4,058,188 votes withheld; and Alfred J. Verrecchia (72,152,743 votes for, 3,321,481 votes withheld). There were no votes against any nominee and no broker nonvotes.

           In addition, the Company's Shareholders ratified the selection of KPMG Peat Marwick LLP as the independent public accountants for the Company for the 1996 fiscal year by a vote of 75,286,949 for, 41,025 against, 146,250 abstentions and no broker nonvotes.


Item 5.   Other Information

           None.



Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Six Months Ended June 30, 1996 and July 2, 1995.

            11.2 Computation of Earnings Per Common Share - Quarter Ended June 30, 1996 and July 2, 1995.

            12 Computation of Ratio of Earnings to Fixed Charges - Six Months and Quarter Ended June 30, 1996.

            27    Article 5 Financial Data Schedule - Second Quarter 1996

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated July 18, 1996, was filed by the Company and included the Press Release dated July 18, 1996, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and six months ended June 30, 1996 and July 2, 1995 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: August 14, 1996                         By: /s/ John T. O'Neill
                                                  ---------------------
                                                       John T. O'Neill
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)



                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                     For the Period Ended June 30, 1996


                               Exhibit Index

Exhibit
  No.                            Exhibits
- - -------                          --------

  11.1        Computation of Earnings Per Common Share -
               Six Months Ended June 30, 1996 and July 2, 1995

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended June 30, 1996 and July 2, 1995

  12          Computation of Ratio of Earnings to Fixed
               Charges - Six Months and Quarter Ended June 30, 1996

  27          Article 5 Financial Data Schedule - Second Quarter 1996