Form 10-Q
period 1996-09-29
HASBRO INC
filed 1996-11-13
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended September 29, 1996     Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of November 8, 1996 was 86,222,330.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Sep. 29,    Oct.1,    Dec. 31,
   Assets                                    1996       1995       1995
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $   57,753     53,785    161,030
  Accounts receivable, less allowance
   for doubtful accounts of $54,300,
   $49,000 and $48,800                    1,184,615  1,128,119    791,111
  Inventories:
    Finished products                       315,227    296,358    240,126
    Work in process                          25,042     28,374     22,093
    Raw materials                            62,435     65,363     53,401
                                          ---------  ---------  ---------
      Total inventories                     402,704    390,095    315,620

  Deferred income taxes                      80,661     84,175     85,849
  Prepaid expenses                           75,280     74,089     71,888
                                          ---------  ---------  ---------
        Total current assets              1,801,013  1,730,263  1,425,498

Property, plant and equipment, net          301,453    306,464    313,240
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $111,367, $95,438 and $99,404            469,522    480,749    473,388
  Other intangibles, less accumulated
   amortization of $96,172, $73,959 and
   $79,648                                  364,340    346,383    343,624
  Other                                      63,147     53,650     60,638
                                          ---------  ---------  ---------
        Total other assets                  897,009    880,782    877,650
                                          ---------  ---------  ---------

        Total assets                     $2,999,475  2,917,509  2,616,388
                                          =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Sep. 29,   Oct. 1,    Dec. 31,
   Liabilities and Shareholders' Equity      1996       1995       1995
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  553,136    566,820    119,987
  Trade payables                            136,587    140,743    198,328
  Accrued liabilities                       417,338    448,243    433,567
  Income taxes                              101,022     84,635    117,982
                                          ---------  ---------  ---------
        Total current liabilities         1,208,083  1,240,441    869,864

Long-term debt, excluding current
 installments                               149,907    149,991    149,991
Deferred liabilities                         70,556     65,143     70,921
                                          ---------  ---------  ---------
        Total liabilities                 1,428,546  1,455,575  1,090,776
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   88,088,968, 88,086,108 and 88,086,108     44,044     44,043     44,043
  Additional paid-in capital                304,409    279,320    279,288
  Retained earnings                       1,270,758  1,120,707  1,201,242
  Cumulative translation adjustments         18,631     25,588     23,450
  Treasury stock, at cost; 1,930,844,
   262,653 and 741,237 shares               (66,913)    (7,724)   (22,411)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,570,929  1,461,934  1,525,612
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,999,475  2,917,509  2,616,388
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                   Quarter Ended       Nine Months Ended
                                -------------------   --------------------
                                Sep. 29,    Oct. 1,    Sep. 29,   Oct. 1,
                                  1996       1995        1996       1995
                                --------   --------   ---------  ---------
Net revenues                    $845,148    826,165   1,895,442  1,834,522
Cost of sales                    372,273    360,852     844,228    807,509
                                 -------    -------   ---------  ---------
Gross profit                     472,875    465,313   1,051,214  1,027,013
                                 -------    -------   ---------  ---------
Expenses
  Amortization                     9,939      9,718      29,745     28,686
  Royalties, research and
   development                    85,929     78,318     204,707    195,487
  Discontinued development
   project                             -          -           -     31,100
  Advertising                    116,446    123,537     252,893    261,934
  Selling, distribution and
   administration                146,941    142,977     397,215    382,785
                                 -------    -------   ---------  ---------
    Total expenses               359,255    354,550     884,560    899,992
                                 -------    -------   ---------  ---------
Operating profit                 113,620    110,763     166,654    127,021
                                 -------    -------   ---------  ---------
Nonoperating (income) expense
  Interest expense                 9,419     10,932      19,678     24,139
  Other (income), net               (733)    (3,539)     (6,210)   (11,528)
                                 -------    -------   ---------  ---------
    Total nonoperating expense     8,686      7,393      13,468     12,611
                                 -------    -------   ---------  ---------
Earnings before income taxes     104,934    103,370     153,186    114,410
Income taxes                      34,465     39,798      52,366     44,048
                                 -------    -------   ---------  ---------
Net earnings                    $ 70,469     63,572     100,820     70,362
                                 =======    =======   =========  =========

Per common share
  Net earnings                  $    .81        .72        1.15        .80
                                 =======    =======   =========  =========
  Cash dividends declared       $    .10        .08         .30        .24
                                 =======    =======   =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
            Nine Months Ended September 29, 1996 and October 1, 1995

                              (Thousands of Dollars)
                                    (Unaudited)


                                                          1996      1995
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                          $100,820    70,362
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  71,016    65,652
    Other amortization                                    29,745    28,686
    Deferred income taxes                                  2,388    (6,652)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Increase in accounts receivable                     (400,077) (397,487)
    Increase in inventories                              (87,392) (137,331)
    Increase in prepaid expenses                          (3,573)   (3,227)
    Decrease in trade payables and accrued liabilities   (88,530)   (8,437)
  Other                                                    1,839    12,346
                                                         -------   -------
      Net cash utilized by operating activities         (373,764) (376,088)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (62,504)  (62,813)
  Investments and acquisitions, net of cash acquired     (21,313) (112,531)
  Other                                                   (4,540)    4,912
                                                         -------   -------
      Net cash utilized by investing activities          (88,357) (170,432)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                             230,788   413,953
  Repayments of borrowings with original maturities
   of more than three months                             (30,990)  (32,071)
  Net proceeds of other short-term borrowings            231,603    89,733
  Purchase of common stock                               (58,350)     (312)
  Stock option transactions                               11,318     6,476
  Dividends paid                                         (24,329)  (20,170)
                                                         -------   -------
      Net cash provided by financing activities          360,040   457,609
                                                         -------   -------
Effect of exchange rate changes on cash                   (1,196)    5,668
                                                         -------   -------
      Decrease in cash and cash equivalents             (103,277)  (83,243)
Cash and cash equivalents at beginning of year           161,030   137,028
                                                         -------   -------
      Cash and cash equivalents at end of period        $ 57,753    53,785
                                                         =======   =======

Supplemental information
  Cash paid during the period for:
    Interest                                            $ 12,892    15,558
    Income taxes                                        $ 59,165    60,320

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 29, 1996 and October 1, 1995, and the results of operations and cash flows for the periods then ended.

    The nine months ended September 29, 1996 consisted of 39 weeks while the nine months ended October 1, 1995 consisted of 40 weeks.

    The results of operations for the nine months ended September 29, 1996, are not necessarily indicative of results to be expected for the full year.


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

    For each of the reported periods except the quarter ended September 29, 1996, the difference between primary and fully diluted earnings per share was not significant. For the quarter ended September 29, 1996, the primary and fully diluted earnings per share were $.81 and $.78, respectively.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
------------
Net revenues for the third quarter and nine months of 1996 were $845,148 and $1,895,442, respectively, up from the $826,165 and $1,834,522 reported for the same periods of 1995. Continuing the trend experienced during the first half of 1996, the increased volume during the quarter was primarily attributable to growth in games and boys' toys in the United States. During the quarter, the Company's revenues from its international operations remained flat although absent the adverse impact of the strengthened U.S. dollar they increased marginally. For the nine months, again absent the impact of currency, they were essentially flat.

COST OF SALES
-------------
For both the quarter and nine months, the Company's gross margin percentages showed a moderate decline. Contributing to this was the adverse impact of excess manufacturing capacity. As the Company has moved certain of its production requirements to lower-cost regions and contract manufacturers, excess capacity has resulted, a situation which led to the recently announced closing of a manufacturing facility. Also contributing to the reduced margins was the impact of sales made at less than normal margins. The aforementioned were partially offset by reduced prices on certain raw material commodities, most notably plastics and paper.

EXPENSES
--------
Royalties, research and development expenses for both the third quarter and nine months increased both in amount and as a percentage of net revenues. The increase in the royalty component reflected both the Company's revenue growth and the mix of products sold with more revenue being derived from items carrying higher royalty rates. Research and development was $36,583 and $102,093 for the quarter and nine months of 1996, respectively, compared with $34,576 and $102,004 for the same periods of 1995.

During the second quarter of 1995, the Company discontinued its efforts, begun in 1992, related to the development of a mass-market virtual reality game system. The impact of this decision on the nine months of 1995 was a pretax charge of $31,100, the estimated costs associated with such action. Substantially all of these costs have now been paid.

Advertising expense for both the quarter and nine months again reflected decreases both in amount and when expressed as a percentage of net revenues. For the third quarter and nine months of 1996, the amounts were $116,446 and $252,893, respectively, compared with $123,537 and $261,934 in the same periods of 1995. Expressed as a percentage of net revenues, 1996 was 13.8% and 13.3% while 1995 was 15.0% and 14.3%. The decreases in the

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


current year continue to reflect the lower proportion of the Company's revenues arising from the international marketing units, which generally have a higher advertising to sales ratio than the domestic groups.

When expressed as a percentage of net revenues, the Company's selling, distribution and administration expenses remained relatively constant during both the third quarter and nine months of 1996 when compared with the same periods of 1995, although each period showed an increase in amount. Included in this expense category for the third quarter and nine months of 1996 is a charge of approximately $2,500 for costs associated with the previously announced closure of the Company's Amsterdam, New York manufacturing facility.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense during the third quarter and nine months of 1996 decreased from the comparable 1995 levels continuing to reflect both lower interest rates and the Company's reduced borrowing requirements.

Other income, net, also declined during both the quarter and nine months, again largely reflecting the lower interest rates being earned on the Company's short-term investments.

INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings for the nine months of 1996 and 1995 was 34.2% and 38.5%, respectively. The decrease in the effective rate reflects changes in the Company's operations as well as the impact of certain strategies implemented during 1996. These strategies included a tax benefit amounting to $3,500 arising from certain prior year international operating losses which are now expected to be utilized.

The lower effective tax rate for the quarter results from the impact of the aforementioned tax benefit as well as the adjustment of first and second quarter earnings to a lower annual tax rate.

OTHER INFORMATION
-----------------
During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, more retailers are using quick response inventory management practices which results in fewer orders being placed in advance and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal October (October 27, 1996 and October 29, 1995) the Company's unshipped orders were approximately $570,000 and $550,000, respectively.

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

Receivables were approximately $55,000 greater than at the same time in 1995, largely reflecting the Company's increased revenues in 1996 and, when expressed as days sales outstanding, are marginally higher than those of a year ago. The growth in inventories which has been evident during the past year moderated somewhat during the third quarter and reflects the Company's plan to have product available during the increasingly important fourth quarter. Other assets, as a group, increased from their level of a year ago, primarily resulting from the Company's acquisitions of product rights and licenses during the most recent twelve months, partially offset by twelve additional months of amortization expense.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


The Company attempts to keep its cash and cash equivalents at the lowest level possible whenever it has short-term borrowings, although at times the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. The Company's net borrowings (short-term borrowings less cash and cash equivalents), at $495,383 were approximately $18,000 less than last year. This decrease occurred even after the repurchase of approximately 2,100,000 shares of the Company's common stock during the past twelve months. At October 27, 1996, the Company had committed unsecured lines of credit totaling approximately $540,000 available to it. It also had available uncommitted lines approximating $810,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $575,000 was in use at October 27, 1996.

RECENT EVENT
------------
As a part of its continuing focus on becoming a more global entity, the Company recently created two groups who will support its global brand marketing emphasis, while focusing the sales effort regionally. The first, a brands and product development group who will be responsible for the strategic marketing, management and development of all the Company's brands
- both games and toys - with a global perspective. This group will be headed by Virginia Kent, formerly General Manager of Boys and Girls Toys. The second, an organization of regional sales and marketing teams who will help leverage brands, coordinate promotional activities and better serve customers around the world by focusing on their local market needs. This responsibility was split into three regions: The Americas, Europe (including the Middle East and Africa) and Asia/Pacific. E. David Wilson, formerly President of the Hasbro Games Group, will head the Americas, Norman Walker will continue with the European activities and a new head of Asia/Pacific will be named in the future. Both of these groups will report to the President of Global Marketing and Sales, a position for which the Company is actively recruiting.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None.

Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1  Computation of Earnings Per Common Share -
                   Nine Months Ended September 29, 1996 and October 1,
                   1995.

            11.2  Computation of Earnings Per Common Share -
                   Quarters Ended September 29, 1996 and October 1, 1995.

            12    Computation of Ratio of Earnings to Fixed Charges -
                   Nine Months and Quarter Ended September 29, 1996.

            27    Article 5 Financial Data Schedule -
                   Third Quarter 1996

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated October 21, 1996, was filed by the Company and included the Press Release dated October 21, 1996, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and nine months ended September 29, 1996 and October 1, 1995 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: November 14, 1996                       By: /s/ John T. O'Neill
                                                  ---------------------
                                                       John T. O'Neill
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                  For the Period Ended September 29, 1996


                               Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

  11.1        Computation of Earnings Per Common Share -
               Nine Months Ended September 29, 1996 and October 1, 1995

  11.2        Computation of Earnings Per Common Share -
               Quarters Ended September 29, 1996 and October 1, 1995

  12          Computation of Ratio of Earnings to Fixed Charges -
               Nine Months and Quarter Ended September 29, 1996

  27          Article 5 Financial Data Schedule -
               Third Quarter 1996