Form 10-K405
period 1996-12-29
HASBRO INC
filed 1997-03-28
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 1996   Commission file number 1-6682
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold on March 21, 1997 was $3,256,098,356.

The number of shares of Common Stock outstanding as of March 21, 1997 was 128,553,801.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

  Selected information contained in registrant's Annual Report to Shareholders for the fiscal year ended December 29, 1996, is included as
Exhibit 13, and incorporated by reference into Parts I and II of this Report.


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

 During 1996, the Company began to take steps to become more brands driven and globally focused. The new focus is designed to allow the development of brands globally, which will provide greater coordination of key brands from a world-wide perspective, while still recognizing regional differences. It also will allow for the development of a blueprint for the global coordination of production and sourcing requirements.

  During 1997 the Company will continue to operate through its three primary units, Games, Toys and International while at the same time determining additional steps necessary to implement this focus and have a new organizational structure in place and operational in 1998.


  (b) Description of Business Products
      --------------------------------
  The Company's products are categorized for marketing purposes as follows:

    (i) Hasbro Toy Group
        ----------------
  The Hasbro Toy Group develops and markets infant, preschool, activity, boys and girls products in the United States, primarily utilizing the Playskool(R), Tonka(R) and Kenner(R) brands.

  The infant and preschool items are principally marketed under the Playskool brand and are specifically designed for preschool children, toddlers and infants.

  Playskool's line of infant and juvenile items consists of products for very young children, including the 1-2-3 High Chair(TM), Musical Dream Screen(TM), Soft Walkin' Wheels(R), the Steady Steps(R) line of walkers and other infant accessories such as bibs, training cups and feeding items, soft toys and rattles. New products in 1997 include Snuzzles(TM) stuffed animals, blanket and bedtime book as well as Busy Shake, Rattle 'n Roll(TM).

  The preschool line includes such well known products as Lincoln Logs(R), Tinkertoy(R), Mr. Potato Head(R), 1-2-3 Bike(TM) and the "Busy(R)" line of toys; electronic items including Talking Barney(R); various role play products including Lovin' Sounds Nursery(R), Magic Tea Party(R) and the Playskool(R) Playstore; sports toys such as 1-2-3 Baseball(TM) and My First In-Line Skates(TM), and woodboard puzzles utilizing various licensed and proprietary characters. New items for 1997 include Huff'n Puff Vacuum(TM), an expanded line of Magic Touch(TM) Talking Books and a line of products based on the new television series, Arthur(TM).

  The Hasbro Toy Group also offers activity items for both girls and boys including Wonder World(TM) and the Fantastic Sticker Factory(TM) as well as such classic lines as Play-Doh(R), Easy-Bake(R) Oven and the Spirograph(R) design toy. New offerings for 1997 include Nerf(R) Orf(TM), a lightweight compound which can be molded and also bounces, several products which can be used to make colorful paper creations, and Fantastic Cel Painter(TM).

  Its girls' items include the Raggedy Ann(R) and Raggedy Andy(R) line of rag dolls along with a large doll line which includes the Baby Go Bye Bye(TM), Juice 'n Cookies Baby Alive(R) and Baby All Gone(R). Included in its new introductions for 1997 are Baby Did It(TM) and Newborn Baby Check-Up(R) large dolls, several fashion dolls and accessories based on Sabrina, the Teenage Witch(TM) and Crystal's Secrets(TM) playsets.

  In boys' toys it offers a wide range of products, many of which are tied to entertainment properties, including Star Wars(R), and Batman(R) action figures and accessories. It also offers such classic properties as G.I. Joe(R), Starting Line-Up(R), The Transformers(R), the Tonka(R) line of trucks and vehicles, including the XRC(R) radio-controlled vehicles, the Nerf(R) line of soft action play equipment and the Larami(R) Super Soaker(TM) line of water products. New introductions for 1997 include action figures and accessories tied to the re-release of the Star Wars trilogy and the new Batman and Jurassic Park(R) movies, several collectible figurines of NASCAR drivers, as part of Starting Lineup, a Winner's Circle(TM) line of die cast vehicle assortments, including stock cars and dragsters, MicroVerse(TM), a series of miniature playsets, and several Classic Tonka Edition vehicles, celebrating the 50th anniversary of Tonka trucks.

   (ii) Hasbro Games Group
        ------------------
  The Hasbro Games Group develops and markets games and puzzles under the Milton Bradley(R) and Parker Brothers(R) brands. Milton Bradley maintains a line of board, strategy and word games, skill and action games and travel games with a diversified line of more than 200 games and puzzles for children and adults. Its staple items include Battleship(R), The Game of Life(R), Scrabble(R), Chutes and Ladders(R), Candy Land(R), Trouble(R), Mousetrap(R), Operation(R), Hungry Hungry Hippos(R), Connect Four(R), Twister(R) and Big Ben(R) Puzzles. The Company also provides games and puzzles for the entire family, including such games as Yahtzee(R), Parcheesi(R), Aggravation(R),

Jenga(R) and Scattergories(R) and Puzz 3-D(R), a series of three dimensional jigsaw puzzles. Items added to the Milton Bradley line for 1997 include Chicken Croquet(TM), Planet Hollywood(TM), The Game and a series of 3-D Sculpture Puzzles(TM).

  The Parker Brothers brand markets a full line of games for families, children and adults. Its classic line of family board games includes Monopoly(R), Clue(R), Sorry!(R), Risk(R), Boggle(R), Ouija(R) and Trivial Pursuit(R), some of which have been in the Parker Brothers' line for more than 50 years. The Company also markets traditional card games such as Mille Bornes(R), Rook(R) and Rack-O(R), games for adults such as Outburst(R) and Catch Phrase(R), a line of Playskool(R) Games for children, including Kanga-Banga Roo(TM) and Mr. Potato Head Pals(TM), as well as a line of puzzles. New to the Parker Brothers' line in 1997 are the Pooh Musical Hide 'N Seek Game, a Star Wars Limited Collectors Edition of Monopoly(R), a hand-held electronic version of Sorry! and a series of children's and adult puzzles using photographs and illustrations licensed from the National Geographic Society(TM).

  (iii) Hasbro Interactive
        ------------------
  During 1995, Parker Brothers developed and marketed a CD-ROM version of Monopoly(R), allowing interactive gameplay on a computer as well as through the Internet. In 1996, this product was transferred to a newly formed subsidiary, Hasbro Interactive, Inc. which also developed and marketed, both within the United States and internationally, additional interactive CD-ROM games during 1996, including Risk, Battleship and, for younger children, Tonka Construction(TM). During 1997, it plans to introduce additional interactive products including Sorry!, Outburst and several existing titles in a format to allow play on the Sony(R) Playstation(TM). Hasbro Interactive also recently announced an agreement in principle with Microsoft Corporation under which many of its game players using Hasbro Interactive CD-ROM products will be able to participate in multi-player games free of charge via the Microsoft(R) Internet Gaming Zone.

   (iv) International
        -------------
  The Company conducts its international operations through subsidiaries in more than 25 countries which sell a representative range of the global brands and products marketed in the United States together with some items which are sold only internationally.

  Throughout the world, the Company markets products sourced by a Hong Kong subsidiary working primarily through unrelated manufacturers in various Far East countries, and in the Americas it also markets products supplied by the Company's Mexican and U.S. manufacturing operations. Additionally, subsidiaries in Europe market products primarily manufactured by the Company in Ireland and Spain; those in Australia and New Zealand, products manufactured by the Company in New Zealand; and in Canada, certain products which it assembles in Canada from components supplied by the Company's U.S. and Mexican operations. The Company has small investments in joint ventures in India and the Peoples Republic of China which manufacture and sell products both to the Company and unaffiliated customers. The Company also has Hong Kong units which market directly to retailers a line of high quality, low priced toys, games and related products, primarily on a direct import basis.

  In addition, certain toy products are licensed to other toy companies to manufacture and sell product in certain international markets where the Company does not otherwise have a presence.

  Working Capital Requirements
  ----------------------------
  Production has been financed historically by means of short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The revenue pattern of the Company continues to shift with the second half of the year growing in significance to its overall business and, within that half, the fourth quarter becoming more prominent. The Company expects that this trend will continue. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. The Company's unshipped orders at March 2, 1997 and March 3, 1996 were approximately $215,000,000 and $170,000,000, respectively. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 1997 are not substantially different from those employed in 1996.

  As part of the traditional marketing strategies of the toy industry, many sales made early in the year are not due for payment until the fourth quarter or early in the first quarter of the subsequent year, thus making it necessary for the Company to borrow significant amounts pending these collections. During the year, the Company relies on internally generated funds and short-term borrowing arrangements, including commercial paper, to finance its working capital needs. Currently, the Company has available to it unsecured lines of credit, which it believes are adequate, of approximately $1,340,000,000 including a $440,000,000 revolving credit agreement with a group of banks which is also used as a back-up to commercial paper issued by the Company.

  Research and Development
  ------------------------
  The Company's business is based to a substantial extent on the continuing development of new products and the redesigning of existing items for continuing market acceptance. In 1996, 1995 and 1994, approximately $152,487,000, $148,057,000 and $135,406,000, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's staff of designers, artists, model makers and engineers.

  In addition to its own staff, the Company deals with a number of independent toy designers for whose designs and ideas the Company competes with other toy manufacturers. Rights to such designs and ideas, when acquired by the Company, are usually exclusive under agreements requiring the Company to pay the designer a royalty on the Company's net sales of the item. These designer royalty agreements in some cases provide for advance royalties and minimum guarantees.

  The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of familiar movie, television and comic strip characters, for whose rights the Company competes with other toy manufacturers. Licensing fees are generally paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements.

  Marketing and Sales
  -------------------
  The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other retailers, large and small. The Company and its subsidiaries employ their own sales forces which account for nearly all of the sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. The Company maintains showrooms in New York and selected other major cities world-wide as well as at most of its subsidiary locations. Although the Company has more than 2,000 customers in the United States and Canada, most of which are wholesalers, distributors or large chain stores, there has been significant consolidation at the retail level over the last several years. In other countries, the Company has in excess of 20,000 customers, many of which are individual retail stores. During 1996, sales to the Company's two largest customers represented 22% and 13% of consolidated net revenues.

  The Company advertises many of its toy and game products extensively on television. The Company generally advertises selected items in its product groups in a manner designed to promote the sale of other specific items in those product groups. Each year, the Company introduces its new products at its New York City showrooms at the time of the American International Toy Fair in February. It also introduces some of its products to major customers during the last half of the prior year.

  In 1996, the Company spent approximately $418,003,000 in advertising, promotion and marketing programs compared to $417,886,000 in 1995 and $397,094,000 in 1994.

  Manufacturing and Importing
  ---------------------------
  The Company manufactures its products in facilities within the United States and various other countries (see "Properties"). Most of its products are manufactured from basic raw materials such as plastic and cardboard which are readily available but which may be subject to significant fluctuations in price. The Company's manufacturing process includes injection molding, blow molding, metal stamping, printing, box making, assembly and wood processing.

The Company purchases certain components and accessories used in its toys and some finished items from United States manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other countries. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many products imported by the Company. The Company believes that the manufacturing capacity of its facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States against a class of products imported by the Company from, or the loss of "most favored nation" trading status by the People's Republic of China could significantly increase the cost of the Company's products imported into the United States from China.

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

  Trademarks, Copyrights and Patents
  ----------------------------------
  The Company's products are protected, for the most part and in as many countries as practical, by registered trademarks, copyrights and patents to the extent that such protection is available and meaningful. The loss of such rights concerning any particular product would not have a material adverse effect on the Company's business, although the loss of such protection for a number of significant items might have such an effect.

  Government Regulation
  ---------------------
  The Company's toy products sold in the United States are subject to the provisions of the Consumer Product Safety Act (the "CPSA"), The Federal Hazardous Substances Act (the "FHSA") and the regulations promulgated thereunder. The CPSA empowers the Consumer Product Safety Commission (the "CPSC") to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPSC has the authority to seek to declare a product "a banned hazardous substance" under the CPSA and to ban it from commerce. The CPSC can file an action to seize and condemn an "imminently hazardous consumer product" under the CPSA and may also order equitable remedies such as recall, replacement, repair or refund for the product. The FHSA provides for the repurchase by the manufacturer of articles which are banned. Similar laws exist in some states and cities within the United States and in Canada, Australia and Europe. The Company maintains laboratories which have testing and other procedures intended to maintain compliance with the CPSA and FHSA. Notwithstanding the foregoing, there can be no assurance that all of the Company's products are or will be hazard free. While the Company neither has had any material product recalls nor knows of any currently, should any such problem arise, it could have an effect on the Company depending on the product and could affect sales of other products.

  The Children's Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission as well as the laws of certain countries place certain limitations on television commercials during children's programming.

  The Company maintains programs to comply with various United States federal, state, local and international requirements relating to the environment, plant safety and other matters.

  Forward-Looking Information
  ---------------------------
  From time to time, Hasbro may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements are inherently subject to risks and uncertainties, many of which are known by, or self-evident to, the investing public. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of Hasbro's business include the following:

   1) Hasbro's dependence on its timely development and introduction of new products and the acceptance, by both the customer and consumer, of new and continuing products;

   2)  The impact of competition on revenue and margins;

   3) The impact of differing economic conditions in Hasbro's various international markets as well as the effect of currency fluctuations on reportable income;

   4) The continuing trend of increased concentration of Hasbro's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management practices, increases the risk of the Company's underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; and

   5) Other risks and uncertainties as are or may be detailed from time to time in Hasbro's public announcements and filings with the Securities and Exchange Commission.

  (c) Financial Information About International and United States
      -----------------------------------------------------------
       Operations and Export Sales
       ---------------------------
  The information required by this item is included in note 16 of Notes to Consolidated Financial Statements in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  2.  PROPERTIES
          ----------
                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Rhode Island
------------
 Pawtucket        Executive, Sales &
                   Marketing Offices &
                   Product Development    343,000     Owned        --
 Pawtucket        Administrative Office    23,000     Owned        --
 East Providence  Administrative Office   120,000     Leased      1999
 Central Falls    Manufacturing           261,500     Owned        --

Massachusetts
-------------
 East Longmeadow  Office, Manufacturing
                   & Warehouse          1,147,500     Owned        --
 East Longmeadow  Office, Manufacturing
                   & Warehouse            254,400     Owned        --
 East Longmeadow  Warehouse               500,000     Leased      1998
 Beverly          Office                  100,000     Owned        --

New Jersey
----------
 Northvale        Warehouse                75,000     Leased      2002
 Mt. Laurel       Office                   11,000     Leased      1997

New York
--------
 New York         Office & Showroom        70,300     Leased      2000
 New York         Offices & Showrooms      32,300     Leased      1999

Ohio
----
 Cincinnati       Office                  161,000     Leased      2007
 Cincinnati       Warehouse                33,000     Leased      1999

Pennsylvania
------------
 Allentown        Warehouses              574,500     Leased      1997

                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

South Carolina
--------------
 Easley           Manufacturing            31,500     Leased      1997
 Easley           Manufacturing            75,000     Owned        --
 Easley           Manufacturing            29,000     Owned        --

Texas
-----
 El Paso          Manufacturing
                   & Warehouse            373,000     Owned        --
 El Paso          Manufacturing
                   & Warehouse            696,100     Leased      1998
 El Paso          Warehouses              455,000     Leased      1997

Vermont
-------
 Fairfax          Manufacturing            43,000     Owned        --

Washington
----------
 Seattle          Office & Warehouse      125,100     Leased(1)   1997

Australia
---------
 Lidcombe         Office & Warehouse      161,400     Leased      2002
 Eastwood         Office                   16,900     Leased      1997

 Austria
-------
 Vienna           Office                    2,500     Leased      1997

Belgium
-------
 Brussels         Office & Showroom        20,700     Leased      1997

Canada
------
 Montreal         Office, Manufacturing
                   & Showroom             133,900     Leased      1997
 Mississauga      Sales Office & Showroom  16,300     Leased      1998
 Montreal         Warehouse                88,100     Leased      1997

Peoples Republic of China
-------------------------
 Guangzhou        Warehouse                 9,600     Leased      1997

Denmark
-------
 Glostrup         Office                    9,200     Leased      1999

                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

England
-------
 Uxbridge         Office & Showroom        94,500     Leased      2013
 Castlegate       Office & Manufacturing  400,000     Leased      1997
 Paddock Wood     Office                   30,000     Leased      1997

Finland
-------
 Helsinki         Office                    8,000     Leased      1998

France
------
 Le Bourget
  du Lac          Office, Manufacturing
                   & Warehouse            108,300     Owned        --
 Savoie Technolac Office                   33,500     Owned        --
 Creutzwald       Warehouse               108,700     Owned        --
 Gresy            Warehouse               265,000     Leased      1997

Germany
-------
 Dietzenbach      Office                   39,400     Leased      1998
 Soest            Office & Warehouse      156,300     Owned        --

Greece
------
 Athens           Office & Warehouse      176,500     Leased      1997

Hong Kong
---------
 Kowloon          Office                   18,600     Leased      2000
 Kowloon          Office                   16,100     Leased      2000
 Shatkin          Office & Warehouse       17,800     Leased      1997

Hungary
-------
 Budapest         Office                    6,300     Leased      1997

Ireland
-------
 Waterford        Office, Manufacturing
                   & Warehouse            244,400     Owned        --

Israel
------
 Jerusalem        Office                    2,700     Leased      1998

Italy
-----
 Milan            Office & Showroom        12,100     Leased      2002

                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Japan
-----
 Tokyo            Office                    7,200     Leased      1998

Malaysia
-------
 Selangor
  Darul Ehsan     Office                    6,800     Leased      1997

Mexico
------
 Tijuana          Office & Manufacturing  143,800     Leased      1998
 Tijuana          Manufacturing           205,000     Leased      1998
 Tijuana          Warehouse               143,800     Leased      1998
 Reyna            Office                   16,100     Leased      2001
 Juarez           Manufacturing           169,500     Owned        --
 Venados          Warehouses              118,100     Leased      1999

The Netherlands
---------------
 Ter Apel         Office & Warehouse      139,300     Owned        --
 Ter Apel         Warehouse                39,700     Leased      1997

New Zealand
-----------
 Auckland         Office, Manufacturing
                   & Warehouse            110,900     Leased      2005

Norway
------
 Asker            Office                    6,500     Leased      1999

Poland
------
 Warsaw           Office                    5,000     Leased      1998

Portugal
--------
 Estoril-Lisboa   Office                    2,900     Leased      1997

Singapore
---------
 Singapore        Office & Warehouse        9,300     Leased      1997

Spain
-----
 Valencia         Office, Manufacturing
                   & Warehouse            115,100     Leased      1999
 Valencia         Office                   27,600     Leased      2011
 Valencia         Manufacturing
                   & Warehouse            201,900     Leased      2011
 Valencia         Warehouse                48,100     Leased      1997

                                                                 Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Sweden
------
 Vosby            Office                    7,400     Leased      1998

Switzerland
-----------
 Mutschellen      Office & Warehouse       23,400     Leased      1997

Taiwan
------
 TPE County       Warehouse                14,400     Leased      1998

Wales
-----
 Newport          Warehouse                76,000     Leased      2003
 Newport          Warehouse                52,000     Owned        --

    (1) In addition, at this location the Port of Seattle operates a 400,000 square foot distribution facility pursuant to an agreement with the Company.

  In addition to the above listed facilities, the Company either owns or leases various other properties approximating 150,000 square feet which are utilized in its operations. The Company also either owns or leases an aggregate of approximately 1,000,000 square feet not currently being utilized in its operations. Most of these properties are being leased, subleased or offered for sublease or sale. A portion of this space not used in the Company's operations represent facilities used by Tonka Corporation units prior to its acquisition by the Company.

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

                                                                Period
                                                                Serving in
                                                                Current
Name                         Age  Position and Office Held      Position
----                         ---  ------------------------      ----------
Alan G. Hassenfeld           48  Chairman of the Board,
                                 President and Chief Executive
                                 Officer                        Since 1989

Harold P. Gordon (1)         59  Vice Chairman                  Since 1995

George R. Ditomassi, Jr. (2) 62  Executive Vice President and
                                 President, Global Innovation   Since 1996

Adam Klein (3)               45  Executive Vice President,
                                 Global Strategy and
                                 Development                    Since 1996

John T. O'Neill              52  Executive Vice President and
                                 Chief Financial Officer        Since 1989

Alfred J. Verrecchia(4)      54  Executive Vice President and
                                 President, Global Operations   Since 1996

Virginia H. Kent (5)         42  President, Global Brands and
                                 Product Development            Since 1996

E. David Wilson (6)          59  President, Hasbro Americas     Since 1996

Dan D. Owen (7)              48  President, Hasbro, USA         Since 1996

Richard B. Holt              55  Senior Vice President
                                 and Controller                 Since 1992

Cynthia S. Reed (8)          41  Senior Vice President and
                                 General Counsel                Since 1995

Phillip H. Waldoks (9)       44  Senior Vice President -
                                 Corporate Legal Affairs
                                 and Secretary                  Since 1995

Russell L. Denton            52  Vice President and Treasurer   Since 1989


  (1)  Prior thereto, Partner, Stikeman, Elliott (law firm).

  (2)  Prior thereto, Chief Operating Officer, Games and International.

  (3) Prior thereto, President, Klein & Co. (consulting firm specializing in managing strategic change); Chief Executive Officer of Bowmat Ltd. (a South African manufacturer and distributor of construction related materials) from 1992 through 1993.

  (4)  Prior thereto, Chief Operating Officer, Domestic Toy Operations.

  (5) Prior thereto, General Manager, Girls/Boys/Nerf, from 1994 to 1996; prior thereto, Senior Vice President, Marketing, Kenner, from 1993 to 1994; prior thereto, Vice President, Marketing, Kenner.

  (6) Prior thereto, President Hasbro Games Group, from 1995 to 1996; prior thereto, President, Milton Bradley.

  (7) Prior thereto, President, Hasbro Toy Group, from 1994 to 1996; prior thereto, President, Playskool.

  (8)  Prior thereto, Vice President - Legal.

  (9)  Prior thereto, Senior Vice President - Corporate Legal Affairs.


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
          -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------
  None.


                                    PART III

ITEMS 10, 11, 12 and 13.

  The information required by these items is included in registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections under the headings
(a) "Comparison of Five Year Cumulative Total Shareholder Return Among Hasbro, S&P 500 and Russell 1000 Consumer Discretionary Economic Sector" and accompanying material and (b) "Report of the Compensation and Stock Option Committee of the Board of Directors" in the definitive proxy statement shall not be deemed "filed" with the Securities and Exchange Commission or subject to Section 18 of the Securities Exchange Act of 1934.


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

             Consolidated Balance Sheets at December 29, 1996 and
              December 31, 1995

             Consolidated Statements of Earnings for the Three Fiscal
              Years Ended in December 1996, 1995 and 1994

             Consolidated Statements of Shareholders' Equity for the
              Three Fiscal Years Ended in December 1996, 1995 and 1994

             Consolidated Statements of Cash Flows for the Three
              Fiscal Years Ended in December 1996, 1995 and 1994

             Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules
         -----------------------------
           Included in PART IV of this Report:
             Report of Independent Certified Public Accountants
              on Financial Statement Schedule

             For the Three Fiscal Years Ended in December 1996, 1995
              and 1994:
               Schedule II - Valuation and Qualifying Accounts and
                              Reserves

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

         (e) Amendment No. 3, dated as of May 10, 1996, to the Revolving Credit Agreement among the Company, the Banks and the Agent. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 31, 1996, File No. 1-6682.)

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

         (c) Agreement between the Company and Bear, Stearns & Co. Inc., dated as of January 16, 1996.(Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

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

         (q)  Form of Stock Option Agreement (For Employees) under the
              1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (r) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (s) Form of Employment Agreement between the Company and nine executive officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989,
              File No. 1-6682.)

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

        (aa) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (bb) Severance And Settlement Agreement And Release, dated as of December 20, 1995, and addendum thereto, between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (cc) Amendment, effective as of January 1, 1997 to Severance and Settlement Agreement and Release between the Company and Dan D. Owen.

        (dd)  Employee Non-Qualified Stock Plan.

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

  (b) Reports on Form 8-K
      -------------------
        A Current Report on Form 8-K dated February 6, 1997 was filed to announce the Company's results for the quarter and year ended December 29, 1996. Consolidated statements of earnings (without notes) for the quarter and year ended December 29, 1996 and December 31, 1995 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

  (c) Exhibits
      --------
        See (a)(3) above

  (d) Financial Statement Schedules
      -----------------------------
        See (a)(2) above

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hasbro, Inc.:


        Under date of February 5, 1997, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ KPMG Peat Marwick LLP



Providence, Rhode Island

February 5, 1997

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

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


                          Provision
             Balance at   Charged to                Write-Offs    Balance
            Beginning of   Costs and     Other          And      at End of
                Year       Expenses     Additions    Other (a)     Year
            ------------  ----------  ------------  -----------  ---------

Valuation
 accounts
 deducted
 from assets
 to which
 they apply -
 for doubtful
 accounts
 receivable:

  1996        $48,800        5,834            -       (8,034)     $46,600
               ======       ======       ======       ======       ======

  1995        $51,000        5,860            -       (8,060)     $48,800
               ======       ======       ======       ======       ======

  1994        $54,200        5,120            -       (8,320)     $51,000
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


By: /s/ Alan G. Hassenfeld                            Date: March 28, 1997
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

Signature                      Title                        Date
---------                      -----                        ----



 /s/ Alan G. Hassenfeld
----------------------------   Chairman of the Board,       March 28, 1997
Alan G. Hassenfeld             President, Chief Executive
                               Officer and Director
                               (Principal Executive Officer)


 /s/ John T. O'Neill
----------------------------   Executive Vice President     March 28, 1997
John T. O'Neill                and Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)


 /s/ Alan R. Batkin
----------------------------   Director                     March 28, 1997
Alan R. Batkin


 /s/ George R. Ditomassi, Jr.
----------------------------   Director                     March 28, 1997
George R. Ditomassi, Jr.


 /s/ Harold P. Gordon
----------------------------   Director                     March 28, 1997
Harold P. Gordon

 /s/ Alex Grass
----------------------------   Director                     March 28, 1997
Alex Grass


 /s/ Sylvia K. Hassenfeld
----------------------------   Director                     March 28, 1997
Sylvia K. Hassenfeld


 /s/ Marie-Josee Kravis
----------------------------   Director                     March 28, 1997
Marie-Josee Kravis



----------------------------   Director                     March   , 1997
Claudine B. Malone



----------------------------   Director                     March   , 1997
Morris W. Offit


 /s/ Norma T. Pace
----------------------------   Director                     March 28, 1997
Norma T. Pace


 /s/ E. John Rosenwald, Jr.
----------------------------   Director                     March 28, 1997
E. John Rosenwald, Jr.


 /s/ Carl Spielvogel
----------------------------   Director                     March 28, 1997
Carl Spielvogel


 /s/ Henry Taub
----------------------------   Director                     March 28, 1997
Henry Taub


 /s/ Preston Robert Tisch
----------------------------   Director                     March 28, 1997
Preston Robert Tisch

----------------------------   Director                     March   , 1997
Paul Wolfowitz


 /s/ Alfred J. Verrecchia
----------------------------   Director                     March 28, 1997
Alfred J. Verrecchia

                                   HASBRO, INC.

                            Annual Report on Form 10-K

                       for the Year Ended December 29, 1996

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

         (e) Amendment No. 3, dated as of May 10, 1996, to Revolving Credit Agreement among the Company, the Banks and the Agent. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 31, 1996, File No. 1-6682.)

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

         (c) Agreement between the Company and Bear, Stearns & Co. Inc., dated as of January 16, 1996. Incorporated by reference to
              Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, File No. 1-6682.)

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

         (q)  Form of Stock Option Agreement (For Employees) under the
              1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (r) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (s) Form of Employment Agreement between the Company and nine executive officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989,
              File No. 1-6682.)

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

        (aa) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (bb) Severance And Settlement Agreement And Release, dated as of December 20, 1995, and addendum thereto, between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (cc) Amendment, effective as of January 1, 1997 to Severance and Settlement agreement and Release between the Company and Dan D. Owen.

        (dd)  Employee Non-Qualified Stock Plan.

   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   22.  Subsidiaries of the registrant

   24.  Consents of experts and counsel
         (a)  Consent of KPMG Peat Marwick LLP

   27.  Financial data schedule