Form 10-Q
period 1997-03-30
HASBRO INC
filed 1997-05-13
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended March 30, 1997         Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of April 25, 1997 was 128,079,854.



                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             Mar. 30,   Mar. 31,   Dec. 29,
   Assets                                      1997       1996       1996
                                             --------   --------   --------
Current assets
  Cash and cash equivalents                $  289,546    136,860    218,971
  Accounts receivable, less allowance
   for doubtful accounts of $47,000,
   $49,800 and $46,600                        517,022    528,632    807,149
  Inventories:
    Finished products                         214,342    266,020    209,903
    Work in process                            17,167     18,145     16,810
    Raw materials                              37,436     50,902     46,534
                                            ---------  ---------  ---------
      Total inventories                       268,945    335,067    273,247

  Deferred income taxes                        77,641     85,131     78,031
  Prepaid expenses                            102,754     90,830    109,191
                                            ---------  ---------  ---------
        Total current assets                1,255,908  1,176,520  1,486,589

Property, plant and equipment, net            299,626    307,217    313,545
                                            ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $118,986, $103,332 and $115,312            455,358    478,264    460,467
  Other intangibles, less accumulated
   amortization of $107,850, $84,421 and
   $102,387                                   362,267    373,514    364,987
  Other                                        76,729     68,345     75,921
                                            ---------  ---------  ---------
        Total other assets                    894,354    920,123    901,375
                                            ---------  ---------  ---------

        Total assets                       $2,449,888  2,403,860  2,701,509
                                            =========  =========  =========



                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             Mar. 30,   Mar. 31,   Dec. 29,
   Liabilities and Shareholders' Equity        1997       1996       1996
                                             --------   --------   --------
Current liabilities
  Short-term borrowings                     $  69,543     93,402    120,736
  Trade payables                               91,967    107,607    174,337
  Accrued liabilities                         315,913    315,601    399,896
  Income taxes                                120,428    111,270    135,849
                                            ---------  ---------  ---------
        Total current liabilities             597,851    627,880    830,818

Long-term debt, excluding current
 installments                                 149,208    149,987    149,382
Deferred liabilities                           68,937     72,409     69,263
                                            ---------  ---------  ---------
        Total liabilities                     815,996    850,276  1,049,463
                                            ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                              -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   132,168,378, 88,087,198 and 132,160,293     66,084     44,044     66,080
  Additional paid-in capital                  280,128    306,327    282,922
  Retained earnings                         1,378,803  1,215,639  1,362,791
  Foreign currency translation                  5,467     20,148     21,487
  Treasury stock, at cost, 3,705,166,
   1,019,161 and 3,297,628 shares             (96,590)   (32,574)   (81,234)
                                            ---------  ---------  ---------
        Total shareholders' equity          1,633,892  1,553,584  1,652,046
                                            ---------  ---------  ---------

        Total liabilities and
         shareholders' equity              $2,449,888  2,403,860  2,701,509
                                            =========  =========  =========


See accompanying condensed notes to consolidated financial statements.



                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                                          Quarter Ended
                                                       --------------------
                                                       Mar. 30,    Mar. 31,
                                                         1997        1996
                                                       --------    --------
Net revenues                                           $555,784     538,685
Cost of sales                                           235,371     237,771
                                                        -------     -------
Gross profit                                            320,413     300,914
                                                        -------     -------
Expenses
  Amortization                                           10,032       9,799
  Royalties, research and
   development                                           63,892      54,422
  Advertising                                            71,302      70,276
  Selling, distribution and
   administration                                       134,781     125,365
                                                        -------     -------
    Total expenses                                      280,007     259,862
                                                        -------     -------
Operating profit                                         40,406      41,052
                                                        -------     -------
Nonoperating (income) expense
  Interest expense                                        4,430       4,906
  Other (income), net                                    (4,171)     (2,963)
                                                        -------     -------
    Total nonoperating expense                              259       1,943
                                                        -------     -------
Earnings before income taxes                             40,147      39,109
Income taxes                                             14,453      14,744
                                                        -------     -------
Net earnings                                           $ 25,694      24,365
                                                        =======     =======

Per common share
 Net earnings                                          $    .20         .18
                                                        =======     =======
 Cash dividends declared                               $    .08         .07
                                                        =======     =======

See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                Quarters Ended March 30, 1997 and March 31, 1996

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1997       1996
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $ 25,694     24,365
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  20,600     18,678
    Other amortization                                    10,032      9,799
    Deferred income taxes                                 (1,553)     1,991
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      271,373    258,408
    Increase in inventories                               (2,616)   (18,196)
    Decrease (increase) in prepaid expenses                4,757    (18,678)
    Decrease in trade payables and accrued liabilities  (164,747)  (215,994)
  Other                                                      930      1,658
                                                         -------    -------
      Net cash provided by operating activities          164,470     62,031
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (12,536)   (13,811)
  Investments and acquisitions, net of cash acquired      (2,719)   (21,296)
  Other                                                   (1,577)    (7,228)
                                                         -------    -------
      Net cash utilized by investing activities          (16,832)   (42,335)
                                                         -------    -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                                   -      5,778
  Repayments of borrowings with original maturities
   of more than three months                              (2,499)   (21,905)
  Net repayments of other short-term borrowings          (42,596)    (8,851)
  Purchase of common stock                               (32,511)   (14,969)
  Stock option transactions                               14,191      4,380
  Dividends paid                                          (8,561)    (6,977)
                                                         -------    -------
      Net cash utilized by financing activities          (71,976)   (42,544)
                                                         -------    -------
Effect of exchange rate changes on cash                   (5,087)    (1,322)
                                                         -------    -------
      Increase (decrease) in cash and cash equivalents    70,575    (24,170)
Cash and cash equivalents at beginning of year           218,971    161,030
                                                         -------    -------
      Cash and cash equivalents at end of period        $289,546    136,860
                                                         =======    =======



Supplemental information
  Cash paid during the period for:
    Interest                                            $  1,697      2,206
    Income taxes                                        $ 29,617     10,890

See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1)	In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 30, 1997 and March 31, 1996, and the results of operations and cash flows for the periods then ended.

	The results of operations for the quarter ended March 30, 1997, are not necessarily indicative of results to be expected for the full year.

 (2)	Per share data have been adjusted to reflect the three-for-two stock split paid March 21, 1997.

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



                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
------------
Net revenues for the first quarter of 1997 were $555,784, compared with the $538,685 reported for the same period of 1996. Increased revenue from products associated with the theatrical re-release of the Star Wars trilogy, was a major factor in this growth. Also contributing to increased volumes in the United States were the Company's line of Super Soaker water toys and the Hasbro Interactive range of CD-ROM classic games. Internationally, the Company experienced growth, both in local currency and U.S. dollars, in Canada, Mexico, Latin America and Australia, while in Europe, moderate local currency gains were more than offset by the approximate $8 million impact of the strengthened dollar.

GROSS PROFIT
------------
The Company's gross profit margin, expressed as a percentage of net revenues, increased almost two percentage points to 57.7% from the 1996 level of 55.9%. The mix of products sold, coupled with reduced manufacturing overheads, is primarily responsible for the 1997 improvement.

EXPENSES
--------
Royalties, research and development expenses for the quarter increased in both amount and as a percentage of revenues from 1996 levels. The royalty component increased in both, reflecting the increased revenues and the change in mix of products sold. Research and development remained constant as a percentage of revenues while increasing slightly in amount to $31,057 for the quarter, compared to $30,119 in 1996.

The current quarter advertising decreased as a percentage of net revenues to 12.8% from 13.0% a year ago, while increasing marginally in amount. The decrease in percentage is the result of several factors including the lower portion of the Company's revenues coming from the international marketing units which generally have higher advertising to sales ratios than do the United States groups and lower advertising costs with respect to the United States toy products.

The Company's selling, distribution and administration expenses increased from their 1996 levels, both in amount and as a percentage of net revenues. Absent the impact of the previously announced closure of a manufacturing facility in the U.K., however, they remained essentially flat when expressed as a percentage of net revenues. The increased dollar amount reflects increased shipping costs as well as the impact of new operations in Chile, Peru and Argentina.



                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


NONOPERATING (INCOME) EXPENSE
-----------------------------
Net nonoperating expense decreased to $259 in the first quarter of 1997 from $1,943 a year ago. This was primarily the result of lower net interest expense, as both short-term borrowing and investment levels were favorable compared to 1996, reflecting the cash generated from operations during the most recent twelve months. Additionally, interest rates on short-term investments were favorable as compared to 1996.

INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings in the first quarter of 1997 decreased to 36.0% from 37.7% in the first quarter of 1996. This decrease reflects changes in Hasbro's operations begun in prior years, as well as the impact of certain strategies implemented during 1996. These changes and strategies realized a tax benefit for certain international operating losses and helped further reduce state income taxes.

OTHER INFORMATION
-----------------
During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal April (April 27, 1997 and April 28, 1996) the Company's unshipped orders were approximately $410,000 and $380,000, respectively.



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

Cash and cash equivalents at March 30, 1997, were approximately double their 1996 level. The Company attempts to keep its cash and cash equivalents at the lowest level possible whenever it has short-term borrowings, although at times the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. Despite first quarter revenue growth of $17,000, receivables were approximately $10,000 less than at the same time a year ago. This reflects the favorable impact of increased sales in markets with shorter sales terms. Inventories decraesed significantly from the prior year, primarily in the U.S., reflecting the Company's continuing efforts to better manage its inventories while still being able to supply customers on a timely basis. Other assets, as a group, decreased from their 1996 levels, reflecting twelve additional months of amortization expense, partially offset by the Company's acquisitions of product rights and licenses during the most recent twelve months.

Short-term borrowings, at $69,543 were approximately $24,000, or 25% less than last year, again reflecting funds generated from operations within the most recent twelve months available to reduce such borrowings. At March 30, 1997, the Company had committed unsecured lines of credit totaling approximately $550,000 available to it. It also had available uncommitted lines approximating $750,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $90,000 was in use at March 30, 1997.



                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


RECENT INFORMATION
------------------
On May 2, 1997, the Company completed its previously announced acquisition of the assets of Cap Toys and OddzOn Products from Russ Berrie and Company, Inc.

In the fourth quarter of 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 128 establishes new computation, presentation and disclosure requirements for earnings per share, however, the Company does not expect that its adoption will have any material impact on its earnings per share. SFAS 129 formalizes disclosure requirements related to an entity's capital structure and, as such, will not have any impact on the Company's financial condition or its results of operation.





PART II.  Other Information

Item 1.   Legal Proceedings.

           On April 22, 1997, the United States Environmental Protection Agency (EPA) and Hasbro, Inc. entered into a negotiated Consent Agreement to resolve a dispute concerning Hasbro's compliance with the Federal Insecticide, Fungicide and Rodenticide Act in connection with its labeling of certain Playskool toys containing an antibacterial additive known as Microban(R). In the Consent Agreement, Hasbro agreed to pay an administrative penalty of one hundred and twenty thousand dollars ($120,000) to the United States Treasury.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None

Item 5.   Other Information.

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             11 Computation of Earnings Per Common Share - Quarters Ended March 30, 1997 and March 31, 1996.

             12 Computation of Ratio of Earnings to Fixed Charges - Quarter Ended March 30, 1997.

             27    Financial Data Schedule.

           (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated April 21, 1997 was filed by the Company and included the Press Release dated April 21, 1997 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters ended March 30, 1997 and March 31, 1996 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: May 13, 1997                           By:  /s/ John T. O'Neill
                                                 ---------------------
                                                     John T. O'Neill
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)



                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                     For the Period Ended March 30, 1997


                                Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

  11          Statement re computation of per share earnings - quarter

  12          Statement re computation of ratios

  27          Financial Data Schedule