Form 10-Q
period 1997-06-29
HASBRO INC
filed 1997-08-13
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended June 29, 1997          Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of August 8, 1997 was 126,977,710.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Jun. 29,   Jun. 30,   Dec. 29,
   Assets                                    1997       1996       1996
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $   82,510     69,998    218,971
  Accounts receivable, less allowance
   for doubtful accounts of $49,600,
   $51,200 and $46,600                      714,212    683,906    807,149
  Inventories:
    Finished products                       302,213    312,863    209,903
    Work in process                          16,025     26,619     16,810
    Raw materials                            49,983     58,617     46,534
                                          ---------  ---------  ---------
      Total inventories                     368,221    398,099    273,247

  Deferred income taxes                      78,461     83,115     78,031
  Prepaid expenses                          110,452     77,721    109,191
                                          ---------  ---------  ---------
        Total current assets              1,353,856  1,312,839  1,486,589

Property, plant and equipment, net          296,139    305,772    313,545
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $123,524, $107,321 and $115,312          508,439    473,594    460,467
  Other intangibles, less accumulated
   amortization of $114,346, $90,281
   and $102,387                             419,439    370,129    364,987
  Other                                      68,922     65,180     75,921
                                          ---------  ---------  ---------
        Total other assets                  996,800    908,903    901,375
                                          ---------  ---------  ---------

        Total assets                     $2,646,795  2,527,514  2,701,509
                                          =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Jun. 29,   Jun. 30,   Dec. 29,
   Liabilities and Shareholders' Equity      1997       1996       1996
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  314,288    288,872    120,736
  Trade payables                             89,967    106,444    174,337
  Accrued liabilities                       336,112    293,937    399,896
  Income taxes                               91,151     79,891    135,849
                                          ---------  ---------  ---------
        Total current liabilities           831,518    769,144    830,818

Long-term debt, excluding current
 installments                               149,040    149,920    149,382
Deferred liabilities                         67,206     72,066     69,263
                                          ---------  ---------  ---------
        Total liabilities                 1,047,764    991,130  1,049,463
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares;
   issued 132,176,967, 88,088,526
   and 132,160,293                           66,088     44,044     66,080
  Additional paid-in capital                279,798    305,915    282,922
  Retained earnings                       1,378,073  1,211,565  1,362,791
  Foreign currency translation               (2,591)    17,137     21,487
  Treasury stock, at cost; 4,735,697,
   1,251,853 and 3,297,628 shares          (122,337)   (42,277)   (81,234)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,599,031  1,536,384  1,652,046
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $2,646,795  2,527,514  2,701,509
                                          =========  =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                   Quarter Ended        Six Months Ended
                                -------------------   --------------------
                                Jun. 29,   Jun. 30,    Jun. 29,   Jun. 30,
                                  1997       1996        1997       1996
                                --------   --------   ---------  ---------
Net revenues                    $583,886    511,609   1,139,670  1,050,294
Cost of sales                    252,917    234,184     488,288    471,955
                                 -------    -------   ---------  ---------
Gross profit                     330,969    277,425     651,382    578,339
                                 -------    -------   ---------  ---------
Expenses
  Amortization                    11,194     10,007      21,226     19,806
  Royalties, research and
   development                    87,864     64,356     151,756    118,778
  Advertising                     66,908     66,171     138,210    136,447
  Selling, distribution and
   administration                142,289    124,909     277,070    250,274
                                 -------    -------   ---------  ---------
    Total expenses               308,255    265,443     588,262    525,305
                                 -------    -------   ---------  ---------
Operating profit                  22,714     11,982      63,120     53,034
                                 -------    -------   ---------  ---------
Nonoperating (income) expense
  Interest expense                 5,493      5,353       9,923     10,259
  Other (income), net             (3,062)    (2,514)     (7,233)    (5,477)
                                 -------    -------   ---------  ---------
    Total nonoperating expense     2,431      2,839       2,690      4,782
                                 -------    -------   ---------  ---------
Earnings before income taxes      20,283      9,143      60,430     48,252
Income taxes                       7,302      3,157      21,755     17,901
                                 -------    -------   ---------  ---------
Net earnings                    $ 12,981      5,986      38,675     30,351
                                 =======    =======   =========  =========

Per common share
  Net earnings                  $    .10        .05         .30        .23
                                 =======    =======   =========  =========
  Cash dividends declared       $    .08        .07         .16        .14
                                 =======    =======   =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               Six Months Ended June 29, 1997 and June 30, 1996

                              (Thousands of Dollars)
                                    (Unaudited)


                                                          1997      1996
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                          $ 38,675    30,351
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  48,297    45,843
    Other amortization                                    21,226    19,806
    Deferred income taxes                                 (2,325)    2,882
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                       87,426   101,284
    Increase in inventories                              (78,110)  (83,079)
    Decrease (increase) in prepaid expenses                    1    (6,145)
    Decrease in trade payables and accrued liabilities  (185,664) (266,450)
  Other                                                      739     3,553
                                                         -------   -------
      Net cash utilized by operating activities          (69,735) (151,955)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (34,655)  (40,943)
  Investments and acquisitions, net of cash acquired    (164,153)  (21,300)
  Other                                                    1,166    (8,310)
                                                         -------   -------
      Net cash utilized by investing activities         (197,642)  (70,553)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                              70,446    96,026
  Repayments of borrowings with original maturities
   of more than three months                             (31,721)  (30,990)
  Net proceeds of other short-term borrowings            160,646   106,278
  Purchase of common stock                               (63,539)  (28,869)
  Stock option transactions                               18,978     7,991
  Dividends paid                                         (18,801)  (15,688)
                                                         -------   -------
      Net cash provided by financing activities          136,009   134,748
                                                         -------   -------
Effect of exchange rate changes on cash                   (5,093)   (3,272)
                                                         -------   -------
      Decrease in cash and cash equivalents             (136,461)  (91,032)
Cash and cash equivalents at beginning of year           218,971   161,030
                                                         -------   -------
      Cash and cash equivalents at end of period        $ 82,510    69,998
                                                         =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
               Six Months Ended June 29, 1997 and June 30, 1996

                              (Thousands of Dollars)
                                    (Unaudited)


                                                          1997      1996
                                                         -------   -------
Supplemental information
  Cash paid during the period for:
    Interest                                            $  8,017     8,799
    Income taxes                                        $ 74,875    48,790

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1)	In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 29, 1997 and June 30, 1996, and the results of operations and cash flows for the periods then ended.

	The results of operations for the six months ended June 29, 1997, are not necessarily indicative of results to be expected for the full year.

(2) 	On May 2, 1997, the Company purchased certain assets of OddzOn
Products and Cap Toys, Inc. (OddzOn/Cap Toys). The consideration for this purchase is currently estimated by the Company to be $161,434. Accounting for this acquisition using the purchase method, the Company has allocated the purchase price based on preliminary estimates of fair market value which included $40,610 of net tangible assets, $63,100 of property rights and licenses and $57,724 of cost in excess of net assets acquired. The Consolidated Statements of Earnings include the results of OddzOn/Cap Toys from date of acquisition.

(3)	Per share data have been adjusted to reflect the three-for-two stock split paid March 21, 1997.

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

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
------------
Net revenues for the second quarter and six months of 1997 were $583,886 and $1,139,670, respectively, up from the $511,609 and $1,050,294 reported for the same periods of 1996. Revenue growth continued to be driven by the strength of the Company's range of boys' products, including those associated with three of its major entertainment properties, Star Wars(R), Jurassic Park(TM) and Batman(TM). Also contributing to revenue growth in the United States markets was Hasbro's acquisition of certain assets of OddzOn Products and Cap Toys (OddzOn/Cap), during the month of May, which brought with it such well known brands as Koosh(R) balls, Vortex(TM) sport products and Cap Toy's line of interactive candy. Internationally, significant local currency growth was experienced in Canada, Mexico and in Latin America where the Company has three newly established operations, as well as more moderate growth in several other countries. The negative effect of the strengthened dollar, which this quarter amounted to approximately $10 million, reduced the impact of these gains. Hasbro Interactive also contributed to revenue growth as its worldwide line of CD-ROM games continued to be very well accepted.

GROSS PROFIT
------------
The Company's gross profit margin, expressed as a percentage of net revenues, increased in comparison to 1996 levels; for the quarter to 56.7% from 54.2%, and for the six months to 57.2% from 55.1%. The mix of products sold, including the favorable impact of lower levels of sales made at less than normal margins, contributed to this improvement. Adversely impacting gross margin for both the quarter and six months were unfavorable changes in foreign currency rates.

EXPENSES
--------
Royalties, research and development expenses for the second quarter and six months increased both in amount and when expressed as a percentage of net revenues. The increases were primarily attributable to the royalty component, reflecting the increased revenues and the change in the mix of the products sold. Research and development was $37,376 and $68,433 for the quarter and six months of 1997, respectively, compared with $35,391 and $65,510 for the same periods of 1996.

Advertising expense for both the second quarter and six months increased marginally in amount but decreased as a percentage of net revenues. As in the first quarter, the decreased percentage is the result of several factors including the lower portion of the Company's revenues coming from its international marketing units, which generally have higher advertising to sales ratios than do the United States groups. Also contributing was the leverage resulting from the major entertainment properties, particularly with respect to the United States boys' products.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


The Company's selling, distribution and administration expenses for the quarter, when expressed as a percentage of revenues, remained constant with those of a year ago, although increasing in amount. Contributing to the increase was the impact of the Company's new operations in Latin America and the OddzOn/Cap acquisition. For the six months, selling, distribution and administration expenses increased in both amount and percentage, again reflecting the impact of these new units.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Net nonoperating expense for the quarter and six months of 1997 decreased by $408 and $2,092, respectively. The primary contributors to these reductions were increased interest income and gains on investments, both partially offset by increased losses on foreign exchange transactions.

INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings for the quarter and six months of 1997 was 36% while a year ago it was 34.5% and 37.1%, respectively. The lower percentage in the second quarter of 1996 was attributable to the implementation during the quarter of certain tax strategies which impacted the year to date results. The decrease in the six month rate of 1997 from that of a year ago reflects the effect of these strategies as well as changes in Hasbro's operations in the third quarter of 1996. These strategies and changes realize tax benefits for certain international operating losses and contribute to a reduction in state income taxes.

OTHER INFORMATION
-----------------
During the past several years, the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, and inventory levels of retailers and differences in overall economic conditions. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


amendment or cancellation by customers prior to shipment. At the end of its fiscal July (July 27, 1997 and July 28, 1996) the Company's unshipped orders were approximately $860,000 and $890,000.

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

Receivables, when measured in days sales outstanding, show a four-day improvement over 1996, although in amount were approximately $30,000, or 4% greater, than at the same time a year ago. A major portion of the increase in amount is attributable to the recently acquired OddzOn/Cap units as well as the new Latin American operations. In spite of the increases related to these new units, inventories were less than those of the same period in the prior year, as the Company continued efforts to balance reduced levels with customers' needs for prompt fulfillment of their orders. Other assets, as a group, increased substantially from their 1996 levels, largely due to the approximate $121,000 of intangible assets acquired in the OddzOn/Cap transaction.

Net borrowings (short- and long-term borrowings less cash) were only $12,000 above the 1996 level, even though approximately $161,000 of cash was utilized for the OddzOn/Cap acquisition and more than $118,000 during the last twelve months for the continuation of Hasbro's share repurchase program. At June 29, 1997, the Company had committed unsecured lines of credit totaling approximately $550,000 available to it. It also had available uncommitted lines approximating $750,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $340,000 was in use at June 29, 1997.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)

RECENT INFORMATION
------------------
During the quarter, The Financial Accounting Standards Board issued two pronouncements which Hasbro will adopt in fiscal 1998. The first, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The second, Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes requirements for the reporting of certain information in its financial statements about the operating segments of a business enterprise. Both SFAS 130 and SFAS 131 relate to disclosure of financial information and, as such, will not have any impact on the Company's financial condition or its results of operations.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           At the Company's Annual Meeting of Shareholders held on May
           14, 1997, the Company's shareholders reelected the following persons to the Board of Directors of the Company: Harold P. Gordon (114,842,921 votes for, 1,115,596 votes withheld); Alex Grass (114,856,468 votes for, 1,102,049 votes withheld); Alan
           G. Hassenfeld (114,839,052 votes for, 1,119,465 votes withheld; Marie Josee Kravis (114,882,870 votes for, 1,075,647 votes withheld; and Preston Robert Tisch (114,832,940 votes for, 1,125,577 votes withheld). There were no votes against any nominee and no broker nonvotes.

           In addition, the Company's shareholders ratified the selection of KPMG Peat Marwick LLP as the independent public accountants for the Company for the 1997 fiscal year by a vote of 115,725,967 for, 34,032 against, 198,518 abstentions and no broker nonvotes.


Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             4 Amendment No. 4 to Revolving Credit Agreement, dated as of May 14, 1997, among the Company, certain banks (the "Banks") and BankBoston, N.A., as agent for the Banks.

            11.1 Computation of Earnings Per Common Share - Six Months Ended June 29, 1997 and June 30, 1996.

            11.2 Computation of Earnings Per Common Share - Quarter Ended June 29, 1997 and June 30, 1996.

            12 Computation of Ratio of Earnings to Fixed Charges - Six Months and Quarter Ended June 29, 1997.

            27    Article 5 Financial Data Schedule - Second Quarter 1997

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated July 17, 1997, was filed by the Company and included the Press Release dated July 17, 1997, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and six months ended June 29, 1997 and June 30, 1996 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: August 13, 1997                         By: /s/ John T. O'Neill
                                                  ---------------------
                                                       John T. O'Neill
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                     For the Period Ended June 29, 1997


                               Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

   4          Amendment No. 4 to Revolving Credit Agreement, dated as of
               May 14, 1997, among the Company, certain banks (the "Banks") and BankBoston, N.A., as agent for the Banks.

  11.1        Computation of Earnings Per Common Share -
               Six Months Ended June 29, 1997 and June 30, 1996

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended June 29, 1997 and June 30, 1996

  12          Computation of Ratio of Earnings to Fixed Charges -
               Six Months and Quarter Ended June 29, 1997

  27          Article 5 Financial Data Schedule - Second Quarter 1997