Form 10-Q
period 1997-09-28
HASBRO INC
filed 1997-11-07
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended September 28, 1997     Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of October 31, 1997 was 133,920,853.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Sep. 28,   Sep. 29,   Dec. 29,
   Assets                                    1997       1996       1996
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $   80,030     57,753    218,971
  Accounts receivable, less allowance
   for doubtful accounts of $52,700,
   $54,300 and $46,600                    1,153,910  1,184,615    807,149
  Inventories:
    Finished products                       285,135    315,227    209,903
    Work in process                          13,273     25,042     16,810
    Raw materials                            49,371     62,435     46,534
                                          ---------  ---------  ---------
      Total inventories                     347,779    402,704    273,247

  Deferred income taxes                      80,730     80,661     78,031
  Prepaid expenses                           94,804     75,280    109,191
                                          ---------  ---------  ---------
        Total current assets              1,757,253  1,801,013  1,486,589

Property, plant and equipment, net          279,916    301,453    313,545
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $128,187, $111,367 and $115,312          504,426    469,522    460,467
  Other intangibles, less accumulated
   amortization of $121,316, $96,172
   and $102,387                             412,641    364,340    364,987
  Other                                      69,715     63,147     75,921
                                          ---------  ---------  ---------
        Total other assets                  986,782    897,009    901,375
                                          ---------  ---------  ---------

        Total assets                     $3,023,951  2,999,475  2,701,509
                                          =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Sep. 28,   Sep. 29,   Dec. 29,
   Liabilities and Shareholders' Equity      1997       1996       1996
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  462,894    553,136    120,736
  Trade payables                            120,775    136,587    174,337
  Accrued liabilities                       469,944    417,338    399,896
  Income taxes                              117,559    101,022    135,849
                                          ---------  ---------  ---------
        Total current liabilities         1,171,172  1,208,083    830,818

Long-term debt, excluding current
 installments                               148,751    149,907    149,382
Deferred liabilities                         68,924     70,556     69,263
                                          ---------  ---------  ---------
        Total liabilities                 1,388,847  1,428,546  1,049,463
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares;
   issued 132,191,745, 88,088,968
   and 132,160,293                           66,096     44,044     66,080
  Additional paid-in capital                279,588    304,409    282,922
  Retained earnings                       1,446,515  1,270,758  1,362,791
  Foreign currency translation               (4,203)    18,631     21,487
  Treasury stock, at cost; 5,760,479,
   1,930,844 and 3,297,628 shares          (152,892)   (66,913)   (81,234)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,635,104  1,570,929  1,652,046
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $3,023,951  2,999,475  2,701,509
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                   Quarter Ended        Nine Months Ended
                                -------------------   --------------------
                                Sep. 28,   Sep. 29,    Sep. 28,   Sep. 29,
                                  1997       1996        1997       1996
                                --------   --------   ---------  ---------
Net revenues                    $915,533    845,148   2,055,203  1,895,442
Cost of sales                    403,027    372,273     891,315    844,228
                                 -------    -------   ---------  ---------
Gross profit                     512,506    472,875   1,163,888  1,051,214
                                 -------    -------   ---------  ---------
Expenses
  Amortization                    11,741      9,939      32,967     29,745
  Royalties, research and
   development                   102,583     85,929     254,339    204,707
  Advertising                    116,208    116,446     254,418    252,893
  Selling, distribution and
   administration                156,215    146,941     433,285    397,215
                                 -------    -------   ---------  ---------
    Total expenses               386,747    359,255     975,009    884,560
                                 -------    -------   ---------  ---------
Operating profit                 125,759    113,620     188,879    166,654
                                 -------    -------   ---------  ---------
Nonoperating (income) expense
  Interest expense                 9,197      9,419      19,120     19,678
  Other (income) expense, net      1,121       (733)     (6,112)    (6,210)
                                 -------    -------   ---------  ---------
    Total nonoperating expense    10,318      8,686      13,008     13,468
                                 -------    -------   ---------  ---------
Earnings before income taxes     115,441    104,934     175,871    153,186
Income taxes                      38,041     34,465      59,796     52,366
                                 -------    -------   ---------  ---------
Net earnings                    $ 77,400     70,469     116,075    100,820
                                 =======    =======   =========  =========

Per common share
  Net earnings                  $    .60        .54         .89        .76
                                 =======    =======   =========  =========
  Cash dividends declared       $    .08        .07         .24        .21
                                 =======    =======   =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
          Nine Months Ended September 28, 1997 and September 29, 1996

                              (Thousands of Dollars)
                                    (Unaudited)


                                                          1997      1996
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                          $116,075   100,820
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  79,232    71,016
    Other amortization                                    32,967    29,745
    Deferred income taxes                                 (3,815)    2,388
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Increase in accounts receivable                     (354,339) (400,077)
    Increase in inventories                              (60,721)  (87,392)
    Decrease (Increase) in prepaid expenses               15,099    (3,573)
    Increase (Decrease) in trade payables
     and accrued liabilities                              17,009   (88,530)
  Other                                                      874     1,839
                                                         -------   -------
      Net cash utilized by operating activities         (157,619) (373,764)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (61,071)  (62,504)
  Investments and acquisitions, net of cash acquired    (164,153)  (21,313)
  Other                                                    4,069    (4,540)
                                                         -------   -------
      Net cash utilized by investing activities         (221,155)  (88,357)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                             272,167   230,788
  Repayments of borrowings with original maturities
   of more than three months                             (71,322)  (30,990)
  Net proceeds of other short-term borrowings            147,453   231,603
  Purchase of common stock                               (99,983)  (58,350)
  Stock option transactions                               24,376    11,318
  Dividends paid                                         (28,971)  (24,329)
                                                         -------   -------
      Net cash provided by financing activities          243,720   360,040
                                                         -------   -------
Effect of exchange rate changes on cash                   (3,887)   (1,196)
                                                         -------   -------
      Decrease in cash and cash equivalents             (138,941) (103,277)
Cash and cash equivalents at beginning of year           218,971   161,030
                                                         -------   -------
      Cash and cash equivalents at end of period        $ 80,030    57,753
                                                         =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, Continued
          Nine Months Ended September 28, 1997 and September 29, 1996

                              (Thousands of Dollars)
                                    (Unaudited)


                                                          1997      1996
                                                         -------   -------
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 13,449    12,892
    Income taxes                                        $ 85,861    59,165

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1)	In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 28, 1997 and September 29, 1996, and the results of operations and cash flows for the periods then ended.

   	The results of operations for the nine months ended September 28, 1997, are not necessarily indicative of results to be expected for the full year.

(2)	On May 2, 1997, the Company purchased certain assets of OddzOn
Products, Inc. and Cap Toys, Inc. (OddzOn/Cap Toys). The consideration for this purchase is currently estimated by the Company to be $161,434. This acquisition is being accounted for using the purchase accounting method and, based on preliminary estimates of fair market value, the Company has allocated $40,610 to net tangible assets, $63,100 to property rights and licenses and $57,724 to cost in excess of net assets acquired. The Consolidated Statements of Earnings include the results of OddzOn/Cap Toys from date of acquisition.

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

    For the nine months ended September 28, 1997 and September 29, 1996, the difference between primary and fully diluted earnings per share was not significant. For the quarter ended September 28, 1997, the primary and fully diluted earnings per share were $.60 and $.57, respectively and for the quarter ended September 29, 1996, they were $.54 and $.52, respectively.

(5)	As more fully described in Part II, Item 2 of this Form 10-Q, on
October 8, 1997, the Company announced the redemption of all of its outstanding 6% Convertible Subordinated Notes Due 1998 on November 5, 1997. Substantially all of these notes were converted into shares of common stock prior to the redemption date.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
------------
Net revenues for the third quarter and nine months of 1997 each increased more than 8% to $915,533 and $2,055,203, respectively, from the $845,148 and $1,895,442 reported for the same periods of 1996. Absent the approximate $27,000 and $46,000 adverse impact of the stronger U.S. dollar during the quarter and nine months, respectively, revenue growth approximated 11% in each period. This growth was primarily driven by the Company's United States operations, including its growing interactive CD-ROM business, the recently acquired OddzOn/Cap Toys units and products associated with its three major entertainment properties, Star Wars(R), Jurassic Park(TM) and Batman(TM). Internationally, significant local currency growth was experienced in Canada, Mexico and in Latin America as well as more moderate growth in several other countries.

GROSS PROFIT
------------
The Company's gross profit margin, expressed as a percentage of net revenues, approximated 56% for the third quarters of both 1997 and 1996, while it increased for the nine months to 56.6% from 55.5%. The impact of unfavorable changes in currency rates, both with respect to the dollar and certain European cross-rates, adversely impacted both periods of 1997 and absent such impact, margins for the quarter and nine months would each have been greater. Additionally, a less favorable mix of products was sold during the third quarter which contributed to the third quarter margin being less than that of the nine months.

EXPENSES
--------
Royalties, research and development expenses for the third quarter and nine months increased in both amount and when expressed as a percentage of net revenues. The increases were primarily attributable to the royalty component, reflecting the increased revenues and the change in the mix of the products sold. Research and development was $37,868 and $106,301 for the quarter and nine months of 1997, respectively, compared with $36,583 and $102,093 for the same periods of 1996.

Advertising expense for both the third quarter and nine months was essentially flat in amount but decreased as a percentage of net revenues. As in the earlier quarters, the decreased percentage is the result of several factors including the lower portion of the Company's revenues coming from its international marketing units, which generally have higher advertising to sales ratios than do the United States groups. Also contributing was the leverage resulting from the major entertainment properties, particularly with respect to the United States boys' products.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                            (Thousands of dollars)


The Company's selling, distribution and administration expense for the third quarter, when expressed as a percentage of revenues, decreased from that of a year ago, while increasing in amount. For the nine months, these expenses increased in both amount and percentage. Contributing to the increases were the impact of the Company's new units as well as costs associated with shipping higher volumes.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense for both the third quarter and nine months decreased marginally from that of the same periods in 1996, reflecting both lower borrowings and borrowing rates.

INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings for the nine months of 1997 and 1996 was 34.0% and 34.2%, respectively. For the quarter the rate was 33.0% while a year ago it was 32.8%. The tax rate for the nine months of 1997 reflects a continued downward trend in the tax on international earnings, partially offset by a reduction in the deferred tax asset valuation allowance in the third quarter of 1996. The tax rate for the quarter includes the adjustment of first and second quarter earnings to the new tax rate.

OTHER INFORMATION
-----------------
During the past several years, the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. Also, quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal months of October (October 26, 1997 and October 27, 1996) the Company's unshipped orders were approximately $480,000 and $570,000.

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

Receivables, when measured in days sales outstanding, show a seventeen-day, or 10%, improvement over 1996, as well as being approximately $30,000 lower in amount than at the same time a year ago. This decrease in amount is significant since 1997 also includes amounts attributable to the recently acquired OddzOn/Cap Toys units and the Latin American units which began operations earlier this year. Similarly, in spite of increases related to these new units, inventories were also less than those of the same period in the prior year, as the Company continued efforts to balance reduced levels with customers' needs for prompt fulfillment of their orders. Other assets, as a group, increased substantially from their 1996 levels, largely due to the approximate $121,000 of intangible assets acquired in the OddzOn/Cap Toys transaction.

Net borrowings (short- and long-term borrowings less cash and cash equivalents) were more than $100,000 below the 1996 level, even though approximately $161,000 of cash was utilized for the OddzOn/Cap Toys acquisition and more than $125,000 during the last twelve months for the continuation of Hasbro's share repurchase program. At September 28, 1997, the Company had committed unsecured lines of credit totaling approximately $550,000 available to it. It also had available uncommitted lines approximating $700,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $490,000 was in use at September 28, 1997.

                         HASBRO, INC AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations, Continued

                            (Thousands of Dollars)


RECENT INFORMATION
------------------
On October 14, 1997, the Company announced that it had been awarded an extension of its exclusive rights to market certain toys and games based on three new Star Wars movies. This agreement with Lucas Licensing Ltd. continues to give the Company worldwide rights to core action figures, vehicles and games, plus additional Star Wars categories including hand-held games, die cast vehicles and creative play products. At the same time, the Company acquired long term preferential negotiation rights from Lucasfilm Ltd. for the same categories of toys based on new and certain existing Lucasfilm movies.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

            On October 8, 1997, the Company announced the redemption of all of of its outstanding 6% Convertible Subordinated Notes Due 1998 on November 5, 1997. Notes were redeemable at $1,010.00 per $1,000.00 principal amount plus accrued interest of $28.33 from May 16, 1997 to the redemption date for a total redemption price of $1,038.33. In lieu of redemption, each $1,000.00 principal amount was convertible into approximately 51 shares of Hasbro Common Stock at a conversion price of $19.55 per share. Of the $148,751,000, outstanding on September 28, 1997, $28,000 was redeemed and the remainder was converted into 7,607,266 shares of common stock.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None.

Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Nine Months Ended September 28, 1997 and September 29, 1996.

            11.2 Computation of Earnings Per Common Share - Quarter Ended September 28, 1997 and September 29, 1996.

            12 Computation of Ratio of Earnings to Fixed Charges - Nine Months and Quarter Ended September 28, 1997.

            27    Article 5 Financial Data Schedule - Third Quarter 1997

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated October 20, 1997, was filed by the Company and included the Press Release dated October 20, 1997, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and nine months ended September 28, 1997 and September 29, 1996 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: November 7, 1997                          By: /s/ John T. O'Neill
                                                   --------------------
                                                       John T. O'Neill
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                   For the Period Ended September 28, 1997


                               Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

  11.1        Computation of Earnings Per Common Share -
               Nine Months Ended September 28, 1997 and September 29, 1996

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended September 28, 1997 and September 29, 1996

  12          Computation of Ratio of Earnings to Fixed Charges -
               Nine Months and Quarter Ended September 28, 1997

  27          Article 5 Financial Data Schedule - Third Quarter 1997