Form 10-K405
period 1997-12-28
HASBRO INC
filed 1998-03-27
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 1997   Commission file number 1-6682
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold on March 20, 1998 was $4,489,943,387.

The number of shares of Common Stock outstanding as of March 20, 1998 was 133,122,242.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

  Selected information contained in registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1997, is included as
Exhibit 13, and incorporated by reference into Parts I and II of this Report.


                                    PART I

ITEM  1.  BUSINESS
          --------
  (a) General Development of Business
      -------------------------------
  The Company designs, manufactures and markets a diverse line of toy products and related items throughout the world. Included in its offerings are games, including traditional board and card, hand-held electronic and interactive CD-ROM, and puzzles, preschool, boys' action and girls' toys, dolls, plush products and infant products. The Company also licenses various tradenames, characters and other property rights for use in connection with the sale by others of noncompeting toys and non-toy products.

  Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company" means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

  During 1996, the Company began to take steps to become more marketing and brands driven and globally focused. The new focus is designed to allow the development of brands and products globally, which will provide greater coordination of key brands from a world-wide perspective, while still recognizing regional differences in product requirements and the sales process. It also will allow for the global coordination of production and sourcing requirements.

  During 1997, the Company operated through its existing units, Games, Toys and International, while at the same time put into place a new organizational structure. The new organizational structure includes three primary groups; Global Brands and Product Development, which has the responsibility for developing and managing the Company's global and regional brands, acquiring new brands and licenses, developing products and determining strategies for marketing those products; Global Operations, which is responsible for manufacturing or otherwise sourcing products developed by the Brands Group; and Regional Sales and Marketing, which is responsible for taking the products developed by the Brands Group and manufactured or sourced by the Operations Group and marketing them throughout the world. The Company's interactive and emerging business units will not be operated within the confines of the three primary groups but will rather operate as `stand alone' units, utilizing the expertise of those groups.

  (b) Description of Business Products
      --------------------------------
  Within the United States, the Company's products sold by the Sales and Marketing group are categorized for marketing purposes as follows:

    (i) Boys' Toys
        ---------
  Boys' toys are offered in a wide range of products, many of which are tied to entertainment properties, including Star Wars(R), Batman(R) and Jurassic Park(TM) action figures and accessories. It also offers such classic properties as G.I. Joe(R), Action Man(TM), Starting Line-Up(R), Transformers(R), the Tonka(R) line of trucks, and vehicles including the XRC(R) radio-controlled vehicles and the Nerf(R) line of soft action play equipment. The focus in 1998 for this category will be on the core brands, with introductions of new action figures and accessories utilizing the Action Man, G.I. Joe, Star Wars, Batman, Jurassic Park and Starting Line-Up brands. Additionally, the Company will offer a range of action figures and accessories using characters associated with DreamWorks' forthcoming movie, Small Soldiers(TM) and several new collectible figurines of NASCAR drivers and additions to the Winner's Circle(TM) line of die cast vehicle assortments.

   (ii) Games
        -----
  The Company markets its games and puzzles under both the Milton Bradley(R) and Parker Brothers(R) brands. Milton Bradley maintains a line of board, strategy and word games, skill and action games, hand-held electronic games and travel games with a diversified line of more than 200 games and puzzles for children and adults. Its staple items include Battleship(R), The Game of Life(R), Scrabble(R), Chutes and Ladders(R), Candy Land(R), Trouble(R), Mousetrap(R), Operation(R), Hungry Hungry Hippos(R), Connect Four(R), Twister(R) and Big Ben(R) Puzzles. The Company also provides games and puzzles for the entire family, including such games as Yahtzee(R), Parcheesi(R), Aggravation(R), Jenga(R) and Scattergories(R) and Puzz 3-D(R), a series of three dimensional jigsaw puzzles. Items added within the Milton Bradley brand for 1998 include Totally Twister(TM), TV Guide(R)-The Game and Fishin' Around(TM), a game for younger players.

  Under the Parker Brothers brand, the Company markets a full line of games for families, children and adults. Its classic line of family board games includes Monopoly(R), Clue(R), Sorry!(R), Risk(R), Boggle(R), Ouija(R) and Trivial Pursuit(R), some of which have been in the Parker Brothers' line for more than 50 years. The Company also markets traditional card games such as Mille Bornes(R), Rook(R) and Rack-O(R), games for adults such as Outburst(R) and Catch Phrase(R), a line of Playskool(R) Games for children, including Kanga-Banga Roo(TM) and Mr. Potato Head Pals(TM), as well as a line of puzzles. New under the Parker Brothers' brand in 1998 are the Electronic Hand-Held Monopoly(R) game and Bamboozle(TM), a game for adult play.

  (iii) Girls' Toys
        -----------
  Hasbro's girls' items include the Raggedy Ann(R) and Raggedy Andy(R) line of rag dolls along with a large doll line which includes Baby Go Bye Bye(TM). Included in its new introductions for 1998 are McDonaldland(R) Happy Meal(R) Girl Doll and Dial-A-Doctor Baby(TM) Doll large dolls and figures and accessories based on the soon to be released movie, Quest for Camelot(TM). Also being reintroduced in 1998 is a line of My Little Pony(R) figures and playsets.

   (iv) Preschool
        ---------
  The preschool line is focused on four key brands; Playskool(R); Barney(TM); Arthur(TM); and, being launched this year, Teletubbies(TM). The Playskool brand includes such well known products as Mr. Potato Head(R), 1-2-3 Bike(TM) and the "Busy(R)" line of toys; electronic items including the new Real Recordin' Message Center(TM) and Police Talk(TM) Radio; and sports toys such as 1-2-3 Baseball(TM) and Flash `n Go In-Line Skates(TM). Other new items within this brand for 1998 include Knock-Knock Mr. Potato Head(R), an interactive soft toy which tells over 50 `knock-knock" jokes and the Musical Ice Cream Cart(TM). The Barney brand includes a range of products including Talking Barney(R) and other products featuring the purple dinosaur and his friends. The PBS television show, Arthur, inspired a line of products featuring this child-like aardvark and his sister D.W.(TM). Teletubbies are based on the new PBS series featuring four lovable characters: Dipsy(TM); Po(TM); Laa-Laa(TM); and Tinky Winky(TM).

    (v) Creative Play
        -------------
  Creative play items for both girls and boys include such classic lines as Play-Doh(R), Easy-Bake(R) Oven, Tinkertoy(R), Lincoln Logs(R) and the Spirograph(R) design toy. New offerings for 1998 include an Easy Bake licensed bake set assortment using the M&M(R) and Oreo(R) brands, several new Play-Doh playsets and several items featuring characters from Small Soldiers.

  The Company also develops and markets certain products, both in the United States and internationally, through two other organizations, Hasbro Interactive and the Emerging Business Group.

   (vi) Hasbro Interactive
        ------------------
  Hasbro Interactive, Inc. develops and markets interactive CD-ROM games based on the Company's traditional games and brands, including Monopoly, Risk, Sorry!, Battleship and, for younger children, Tonka Construction(TM). It also produces games using licensed properties such as Frogger(R). Among its 1998 introductions will be Wheel of Fortune(R) and Jeopardy(R), in both CD-ROM and Sony(R) Playstation(TM) versions, and two interactive playsets. In 1998, Hasbro Interactive will also launch, Centipede(R), its first game utilizing the recently acquired rights from Atari.

  (vii) Emerging Business Group
        -----------------------
  The emerging business group develops and markets the Larami(R) Super Soaker(TM) line of water products, the Koosh(R) range of soft play items and a line of interactive candy. Included in this group's line of interactive candy in 1998 will be Sound Bites(TM) which allows one to hear sounds inside one's head while eating the candy.


  The Company conducts its international operations through subsidiaries in more than 25 countries which sell a representative range of the global brands and products marketed in the United States together with some items which are sold only internationally.


  To further extend its range of products, the Company has Hong Kong units which market directly to retailers, both in the United States and internationally, a line of high quality, low priced toys, games and related products, primarily on a direct import basis.

  In addition, certain toy products are licensed to other toy companies to manufacture and sell product in certain international markets where the Company does not otherwise have a presence.


  For all of the Company's units, the Operations group manufactures products in the United States, Mexico, Ireland and Spain and sources products, largely through a Hong Kong subsidiary working primarily through unrelated manufacturers in various Far East countries. The Company has small investments in joint ventures in India and the Peoples Republic of China which manufacture and sell products both to the Company and unaffiliated customers.

  Working Capital Requirements
  ----------------------------
  Production has been financed historically by means of short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The revenue pattern of the Company continues to shift with the second half of the year growing in significance to its overall business and, within that half, the fourth quarter becoming more prominent. The Company expects that this trend will continue. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. The Company's unshipped orders at March 1, 1998 and March 2, 1997 were approximately $155,000,000 and $215,000,000, respectively. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 1998 are not substantially different from those employed in 1997.

  As part of the traditional marketing strategies of the toy industry, many sales made early in the year are not due for payment until the fourth quarter or early in the first quarter of the subsequent year, thus making it necessary for the Company to borrow significant amounts pending these collections. During the year, the Company relies on internally generated funds and short-term borrowing arrangements, including commercial paper, to finance its working capital needs. Currently, the Company has available to it unsecured lines of credit, which it believes are adequate, of approximately $1,000,000,000 including a $440,000,000 revolving credit agreement with a group of banks which is also used as a back-up to commercial paper issued by the Company.

  Royalties, Research and Development
  -----------------------------------
  The Company's business is based to a substantial extent on the continuing development of new products and the redesigning of existing items for continuing market acceptance. In 1997, 1996 and 1995, approximately $154,710,000, $152,487,000 and $148,057,000, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's staff of designers, artists, model makers and engineers.

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

  The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of familiar movie, television and comic strip characters, for whose rights the Company competes with other toy manufacturers. Licensing fees are generally paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements. Under terms of currently existing agreements, in certain circumstances the Company may be required to pay an aggregate of up to $500,000,000 in guaranteed or minimum royalties between 1998 and 2005.

  Marketing and Sales
  -------------------
  The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other retailers, large and small. The Company and its subsidiaries employ their own sales forces which account for nearly all of the sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. The Company maintains showrooms in New York and selected other major cities world-wide as well as at most of its subsidiary locations. Although the Company has more than 2,000 customers in the United States and Canada, most of which are wholesalers, distributors or large chain stores, there has been significant consolidation at the retail level over the last several years. In other countries, the Company has in excess of 20,000 customers, many of which are individual retail stores. During 1997, sales to the Company's two largest customers, Toys R Us, Inc. and Wal-Mart Stores, Inc., represented 22% and 15%, respectively, of consolidated net revenues.

  The Company advertises many of its toy and game products extensively on television. The Company generally advertises selected items in its product groups in a manner designed to promote the sale of other specific items in those product groups. Each year, the Company introduces its new products at its New York City showrooms at the time of the American International Toy Fair in February. It also introduces some of its products to major customers during the prior year.

  In 1997, the Company spent approximately $411,574,000 in advertising, promotion and marketing programs compared to $418,003,000 in 1996 and $417,886,000 in 1995.

  Manufacturing and Importing
  ---------------------------
  The Company manufactures its products in facilities within the United States and various other countries (see "Properties"). Most of its products are manufactured from basic raw materials such as plastic and cardboard which are readily available but which may be subject to significant fluctuations in price. The Company's manufacturing process includes injection molding, blow molding, metal stamping, spray painting, printing, box making, assembly and wood processing. The Company purchases certain components and accessories used in its toys and games and some finished items from United States manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other countries. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many products imported by the Company. The Company believes that the manufacturing capacity of its facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary.

However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by the Company from, or the loss of "most favored nation" trading status by, the People's Republic of China could significantly increase the cost of the Company's products imported into the United States or Europe from China.

  The Company makes its own tools and fixtures but purchases dies and molds principally from independent United States and international sources. Several of the Company's North American production departments operate on a two-shift basis and its molding departments operate on a continuous basis through most of the year.

  Competition
  -----------
  The Company's business is highly competitive and it competes with several large and many small United States and international manufacturers. The Company is a worldwide leader in the design, manufacture and marketing of toys and games.

  Employees
  ---------
  The Company employs approximately 12,000 persons worldwide, approximately 6,500 of whom are located in the United States.

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

  Toys "R" Us Litigation
  ----------------------
  On September 25, 1997, an administrative law judge ("ALJ") of the Federal Trade Commission (the "Commission") issued an Initial Decision against Toys "R" Us, finding that Toys "R" Us had engaged in unfair business practices in violation of Section 5 of the Federal Trade Commission Act. In particular, the ALJ found that Toys "R" Us entered into vertical agreements with, and facilitated horizontal agreements among, various toy manufacturers, including the Company, to restrict the supply of certain toys to warehouse club retailers. Toys "R" Us' appeal of the ALJ's decision is currently pending before the Commission. Although the Company voluntarily produced documents and witnesses in the action, the Company was not named a defendant by the Commission in the action.

  In the wake of the ALJ's decision, numerous antitrust actions have been filed naming Toys "R" Us, the Company, and certain other toy manufacturers as defendants. All of these actions generally allege that Toys "R" Us orchestrated an illegal conspiracy with various toy manufacturers to improperly cut-off supplies of popular toys to the warehouse clubs and other low margin retailers that compete with Toys "R" Us. The Company has been named as a defendant in twenty-seven private antitrust class actions in federal courts in California, Illinois, Maryland, New Jersey, New York, Pennsylvania and Vermont, all of which purport to represent nationwide classes of customers. These actions allege, among other things, violations of the Sherman and Clayton Acts. In addition, on October 2, 1997, the Attorney General of the State of New York ("NYAG") filed an action against Toys "R" Us, the Company, and several other toy manufacturers alleging violations of federal and state antitrust law, on behalf of all persons in the State of New York who purchased toy products from retailers from 1989 to the present. The NYAG complaint has been amended to add as plaintiffs attorneys general from an additional thirty-seven states, the District of Columbia and the Commonwealth of Puerto Rico.

  On February 11, 1998, the Judicial Panel on Multi-District Litigation consolidated and transferred, for all pretrial proceedings, the NYAG action and all of the pending private actions in the federal courts. The consolidated cases are titled In Re Toys "R" Us Antitrust Litigation, MDL-1211 and are pending in the Federal District Court in the Eastern District of New York.

  In addition, the Company has been named as a defendant, along with Toys "R" Us and certain other toy manufacturers, in an action titled Struthers v. Toys "R" Us et al., No. H198813-6, filed in the Superior Court for the State of California, Alameda County, alleging violations of state antitrust laws. On February 9, 1998, the Superior Court ordered the Struthers case to be coordinated with three pending state court actions previously filed against Toys "R" Us in California. On March 2, 1998, the Superior Court entered an order providing for six months hiatus in all of the California litigations to encourage the parties to pursue settlement discussions and negotiations in good faith. These discussions are to be coordinated with a mediation ordered in a case titled Wilson v. Toys "R" Us, Case No. CV96-574, pending in Tuscaloosa County Circuit Court in Alabama. The Company is not a party to the Alabama case.

  All of the foregoing complaints seek injunctive relief, unspecified treble damages, expenses or costs and attorneys fees. The Company has not responded to the complaints in any of these actions, and there are no current dates for responding to any of the complaints.

  The Company intends to vigorously defend the actions in which it is named as a defendant involving the Toys "R" Us matter. Due to the preliminary nature of the various actions and proceedings against the Company, the ultimate outcome and materiality of these matters cannot presently be determined.

  Forward-Looking Information
  ---------------------------
  From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements are inherently subject to risks and uncertainties, many of which are known by, or self-evident to, the investing public. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of Hasbro's business include the following:

   1) The Company's dependence on its timely development and introduction of new products and the acceptance, in a competitive product environment, by both the customer and consumer, of new and continuing products;

   2) The impact of competition on revenue, margins and other aspects of the Company's business;

   3) Economic conditions and currency fluctuations in the various markets in which the Company operates throughout the world, including the effect of currency fluctuations on reportable income;

   4) The continuing trend of increased concentration of Hasbro's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management practices, which increases the risk of the Company's underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules;

   5) Third party actions or approval that could delay, modify or increase the cost of implementation of the Company's global integration and profit enhancement program;

   6) The risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization; and

   7) Other risks and uncertainties as are or may be detailed from time to time in Hasbro's public announcements and filings with the Securities and Exchange Commission.

  (c) Financial Information About International and United States
      -----------------------------------------------------------
       Operations and Export Sales
       ---------------------------
  The information required by this item is included in note 16 of Notes to Consolidated Financial Statements in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  2.  PROPERTIES
          ----------
                                                                  Lease
                                           Square   Type of    Expiration
Location          Use                       Feet   Possession    Dates
--------          ---                      ------  ----------  ----------

Rhode Island
------------
 Pawtucket        Executive, Sales &
                   Marketing Offices &
                   Product Development    343,000     Owned        --
 Pawtucket        Administrative Office    23,000     Owned        --
 East Providence  Administrative Office   120,000     Leased      1999
 Central Falls    Manufacturing           261,500     Owned (1)    --

California
----------
 Petaluma         Warehouse                80,000     Leased      1998
 Campbell         Office                   17,000     Leased      2002

Massachusetts
-------------
 East Longmeadow  Office, Manufacturing
                   & Warehouse          1,147,500     Owned        --

 East Longmeadow  Office, Manufacturing
                   & Warehouse            254,400     Owned (1)    --
 East Longmeadow  Warehouse               500,000     Leased      2000
 Beverly          Office                  100,000     Owned        --

New Jersey
----------
 Northvale        Warehouse                75,000     Leased      2002
 Mt. Laurel       Office                   11,000     Leased      1999

New York
--------
 New York         Office & Showroom        70,300     Leased      2000
 New York         Offices & Showrooms      32,300     Leased      1999

Ohio
----
 Bedford Heights  Office and warehouse    187,100     Leased      2000
 Euclid           Warehouse                29,300     Leased      1998
 Cincinnati       Office                  174,000     Leased      2007
 Cincinnati       Warehouse                31,800     Leased      2008

Texas
-----
 El Paso          Manufacturing
                   & Warehouse            373,000     Owned (1)    --
 El Paso          Warehouse               744,900     Leased      2008
 El Paso          Warehouses              111,000     Leased      1998

Vermont
-------
 Fairfax          Manufacturing            43,000     Owned (1)    --

Washington
----------
 Seattle          Office & Warehouse      125,100     Leased(2)   1998

Australia
---------
 Lidcombe         Office & Warehouse      161,400     Leased      2002
 Eastwood         Office                   16,900     Leased      2001

Argentina
---------
 Buenos Aires     Office and Warehouse     61,000     Leased      2000

Austria
-------
 Vienna           Office                    2,500     Leased      1998

Belgium
-------
 Brussels         Office & Showroom        20,700     Leased      1998

Canada
------
 Montreal         Office, Manufacturing
                   & Showroom             133,900     Leased      2001
 Mississauga      Sales Office & Showroom  16,300     Leased      1998
 Montreal         Warehouse                88,100     Leased      1998

Chile
-----
 Santiago         Warehouse                23,800     Leased      1998
 Santiago         Office                    3,500     Leased      1999

Denmark
-------
 Glostrup         Office                    9,200     Leased      1999

England
-------
 Uxbridge         Office & Showroom        94,500     Leased      2013

Finland
-------
 Helsinki         Office                    8,000     Leased      2001

France
------
 Le Bourget
  du Lac          Office, Manufacturing
                   & Warehouse            108,300     Owned        --
 Savoie Technolac Office                   33,500     Owned        --
 Creutzwald       Warehouse                92,900     Owned        --
 Gresy            Warehouse               265,000     Leased      1998

Germany
-------
 Dietzenbach      Office                   39,400     Leased      1998
 Soest            Office & Warehouse      156,300     Owned        --

Greece
------
 Athens           Office & Warehouse       84,700     Leased      1998

Hong Kong
---------
 Kowloon          Office                   36,800     Leased      2000
 Shatkin          Office & Warehouse       17,800     Leased      1999

Hungary
-------
 Budapest         Office                    6,300     Leased      1999

Ireland
-------
 Waterford        Office, Manufacturing
                   & Warehouse            244,400     Owned        --

Italy
-----
 Milan            Office & Showroom        12,100     Leased      2002

Japan
-----
 Tokyo            Office                    7,200     Leased      1998

Malaysia
-------
 Selangor
  Darul Ehsan     Office                    4,900     Leased      2000

Mexico
------
 Tijuana          Office & Manufacturing  143,800     Leased      1998
 Tijuana          Manufacturing           205,000     Leased      1998
 Tijuana          Warehouse                46,900     Leased      1998
 Periferico       Office                   16,100     Leased      2001
 Juarez           Manufacturing           169,500     Owned (1)    --
 Venados          Warehouses              118,100     Leased      1999

The Netherlands
---------------
 Ter Apel         Office & Warehouse      139,300     Owned        --
 Ter Apel         Warehouse                79,400     Leased      1998
 Utrecht          Office                   17,000     Leased      1999

New Zealand
-----------
 Auckland         Office, Manufacturing
                   & Warehouse            110,900     Leased(1)   2005

Norway
------
 Asker            Office                    6,500     Leased      1999

Peru
----
 Lima             Warehouse                32,400     Leased      1999
 Lima             Office                   11,000     Leased      1998

Poland
------
 Warsaw           Office                    5,000     Leased      1998

Portugal
--------
 Estoril-Lisboa   Office                    2,900     Leased      1998

Singapore
---------
 Singapore        Office & Warehouse        9,300     Leased      2000

Spain
-----
 Valencia         Office, Manufacturing
                   & Warehouse            115,100     Leased      1998
 Valencia         Office                   27,600     Leased      2011
 Valencia         Manufacturing
                   & Warehouse            201,900     Leased      2011
 Valencia         Warehouse                48,100     Leased      1998
 Valencia         Warehouse               161,700     Leased      2002

Sweden
------
 Vosby            Office                    7,400     Leased      1998

Switzerland
-----------
 Mutschellen      Office & Warehouse       23,400     Leased      1998

Taiwan
------
 TPE County       Warehouse                14,400     Leased      1998

Wales
-----
 Newport          Warehouse                76,000     Leased      2003
 Newport          Warehouse                52,000     Owned        --

    (1) As part of its global integration and profit enhancement program, the Company has announced that it will cease manufacturing at this location during 1998.
    (2) In addition, at this location the Port of Seattle operates a 400,000 square foot distribution facility pursuant to an agreement with the Company.

  In addition to the above listed facilities, the Company either owns or leases various other properties approximating 350,000 square feet which are utilized in its operations. The Company also either owns or leases an aggregate of approximately 250,000 square feet not currently being utilized in its operations. Most of these properties are being leased, subleased or offered for sublease or sale.

  The foregoing properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.

ITEM  3.  LEGAL PROCEEDINGS
          -----------------
  The Company is party to certain legal proceedings, substantially involving routine litigation incidental to the Company's business, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company. For a description of the "Toys `R' Us litigation", see Item 1.


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

                                                                Period
                                                                Serving in
                                                                Current
Name                         Age  Position and Office Held      Position
----                         ---  ------------------------      ----------
Alan G. Hassenfeld           49  Chairman of the Board,
                                 President and Chief Executive
                                 Officer                        Since 1989

Harold P. Gordon (1)         60  Vice Chairman                  Since 1995

Adam Klein (2)               46  Executive Vice President,
                                 Global Strategy and
                                 Development                    Since 1996

John T. O'Neill              53  Executive Vice President and
                                 Chief Financial Officer        Since 1989

Alfred J. Verrecchia(3)      55  Executive Vice President and
                                 President, Global Operations   Since 1996

Virginia H. Kent (4)         43  President, Global Brands and
                                 Product Development            Since 1996

E. David Wilson (5)          60  President, Hasbro Americas     Since 1996

George B. Volanakis (6)      50  President, European Sales
                                 and Marketing                  Since 1998

Dan D. Owen (7)              49  President, Emerging Business
                                 Group                          Since 1997

Donal A. Barksdale (8)       47  Senior Vice President and
                                 Chief Information Officer      Since 1997

Richard B. Holt              56  Senior Vice President and
                                 Controller                     Since 1992

Cynthia S. Reed (9)          42  Senior Vice President and
                                 General Counsel                Since 1995

Martin R. Trueb (10)         46  Senior Vice President and
                                 Treasurer                      Since 1997

Phillip H. Waldoks (11)      45  Senior Vice President -
                                 Corporate Legal Affairs
                                 and Secretary                  Since 1995

  (1)  Prior thereto, Partner, Stikeman, Elliott (law firm).

  (2) Prior thereto, President, Klein & Co. (consulting firm specializing in managing strategic change).

  (3)  Prior thereto, Chief Operating Officer, Domestic Toy Operations.

  (4) Prior thereto, General Manager, Girls/Boys/Nerf, from 1994 to 1996; prior thereto, Senior Vice President, Marketing, Kenner.

  (5) Prior thereto, President Hasbro Games Group, from 1995 to 1996; prior thereto, President, Milton Bradley.

  (6)  Prior thereto, President and Chief Executive Officer, The Ertl
       Company, Inc.

  (7) Prior thereto, President, Hasbro USA, from 1996 to 1997; prior thereto, President, Hasbro Toy Group, from 1994 to 1996; prior thereto, President, Playskool.

  (8) Prior thereto, Senior Director, Applications Development, Anheuser-Busch Companies, Inc., from 1996 to 1997; prior thereto, Vice President, Information Systems, General Electric Company.

  (9)  Prior thereto, Vice President - Legal.

 (10) Prior thereto, Assistant Treasurer, Amway Corporation, from 1995 to 1997; prior thereto, Director, International Treasury,
       RJR Nabisco, Inc.

 (11)  Prior thereto, Senior Vice President - Corporate Legal Affairs.

                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          -----------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------
  On October 14, 1997, the Company issued an aggregate of 6,500,000 warrants to purchase 6,500,000 shares of common stock, par value $.50 per share, of the Company, at an exercise price of $28.00 per share, subject to anti-dilution adjustment in certain events, to a motion picture studio and a subsidiary thereof, in connection with, and as partial consideration for, the acquisition of certain long-term rights. The warrants were issued without registration under the Securities Act of 1933 (the "Act") on the basis of
Section 4(2) of the Act in reliance upon the representations of each warrant holder that it is an accredited investor, as defined in Rule 501 of Regulation D under the Act, and that it is acquiring the warrants for investment purposes only and not with a view to, or for resale in connection with, any "distribution" thereof for purposes of the Act. The warrants are not exercisable prior to the occurrence of an event expected to take place in 1999, except that exercisability would be accelerated on a change in control of the Company. The warrants would remain exercisable, with respect to 3,900,000 warrants until October 14, 2008 and with respect to 2,600,000 warrants until October 14, 2009.

  The remainder of the information required by this item is included in Market for the Registrant's Common Equity and Related Stockholder Matters in
Exhibit 13 to this Report and is incorporated herein by reference.


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
          -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------
  None.

                                    PART III

ITEMS 10, 11, 12 and 13.

  The information required by these items is included in registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections under the headings
(a) "Comparison of Five Year Cumulative Total Shareholder Return Among Hasbro, S&P 500 and Russell 1000 Consumer Discretionary Economic Sector" and accompanying material and (b) "Report of the Compensation and Stock Option Committee of the Board of Directors" in the definitive proxy statement shall not be deemed "filed" with the Securities and Exchange Commission or subject to Section 18 of the Securities Exchange Act of 1934.


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

             Consolidated Balance Sheets at December 28, 1997 and
              December 29, 1996

             Consolidated Statements of Earnings for the Three Fiscal
              Years Ended in December 1997, 1996 and 1995

             Consolidated Statements of Shareholders' Equity for the
              Three Fiscal Years Ended in December 1997, 1996 and 1995

             Consolidated Statements of Cash Flows for the Three
              Fiscal Years Ended in December 1997, 1996 and 1995

             Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules
         -----------------------------
           Included in PART IV of this Report:
             Report of Independent Certified Public Accountants
              on Financial Statement Schedule

             For the Three Fiscal Years Ended in December 1997, 1996
              and 1995:
               Schedule II - Valuation and Qualifying Accounts and
                              Reserves

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

         (f) Amendment No. 4, dated as of May 14, 1997, to the Revolving Credit Agreement among the Company, the Banks and the agent. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 29, 1997, File No. 1-6682.)

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

         (c) Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy.

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

         (q) Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

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

        (aa) Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (bb)  Hasbro, Inc. Nonqualified Deferred Compensation Plan.

        (cc) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (dd) Severance And Settlement Agreement And Release, dated as of December 20, 1995, and addendum thereto, between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (ee) Amendment, effective as of January 1, 1997 to Severance and Settlement Agreement and Release between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (ff)  Amendment, dated February 20, 1998, to Severance
              And Settlement Agreement And Release between the Company and Dan D. Owen.

        (gg) Letter agreements, dated January 30, 1998, between the Company and George R. Ditomassi, Jr.

        (hh) Consulting Agreement, dated January 31, 1998, between the Company and George R. Ditomassi, Jr.

        (ii) Letter dated January 26, 1998 from the Company to George B. Volanakis.

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

  (b) Reports on Form 8-K
      -------------------
        A Current Report on Form 8-K dated February 5, 1998 was filed to announce the Company's results for the quarter and year ended December 28, 1997. Consolidated statements of earnings (without notes) for the quarter and year ended December 28, 1997 and December 29, 1996 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

        A Current Report on Form 8-K dated February 9, 1998 was filed to announce the Company's definitive agreement with Tiger Electronics, Inc. (Tiger), under which it will acquire the operating assets of Tiger and its affiliates.

        A Current Report on Form 8-K dated March 24, 1998 was filed to announce the Company's revenue and earnings expectations for the first quarter of 1998.

  (c) Exhibits
      --------
        See (a)(3) above

  (d) Financial Statement Schedules
      -----------------------------
        See (a)(2) above

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hasbro, Inc.:


        Under date of February 4, 1998, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ KPMG Peat Marwick LLP



Providence, Rhode Island

February 4, 1998

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

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


                          Provision
             Balance at   Charged to                Write-Offs    Balance
            Beginning of   Costs and     Other          And      at End of
                Year       Expenses     Additions    Other (a)     Year
            ------------  ----------  ------------  -----------  ---------

Valuation
 accounts
 deducted
 from assets
 to which
 they apply -
 for doubtful
 accounts
 receivable:
  1997        $46,600        9,229            -       (4,129)     $51,700
               ======       ======       ======       ======       ======
  1996        $48,800        5,834            -       (8,034)     $46,600
               ======       ======       ======       ======       ======
  1995        $51,000        5,860            -       (8,060)     $48,800
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


By: /s/ Alan G. Hassenfeld                            Date: March 27, 1998
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

Signature                      Title                        Date
---------                      -----                        ----



 /s/ Alan G. Hassenfeld
----------------------------   Chairman of the Board,       March 27, 1998
Alan G. Hassenfeld             President, Chief Executive
                               Officer and Director
                               (Principal Executive Officer)


 /s/ John T. O'Neill
----------------------------   Executive Vice President     March 27, 1998
John T. O'Neill                and Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)


 /s/ Alan R. Batkin
----------------------------   Director                     March 27, 1998
Alan R. Batkin


 /s/ Harold P. Gordon
----------------------------   Director                     March 27, 1998
Harold P. Gordon

----------------------------   Director                     March   , 1998
Alex Grass



----------------------------   Director                     March   , 1998
Sylvia K. Hassenfeld


 /s/ Marie-Josee Kravis
----------------------------   Director                     March 27, 1998
Marie-Josee Kravis


 /s/ Claudine B. Malone
----------------------------   Director                     March 27, 1998
Claudine B. Malone


 /s/ Morris W. Offit
----------------------------   Director                     March 27, 1998
Morris W. Offit


 /s/ Norma T. Pace
----------------------------   Director                     March 27, 1998
Norma T. Pace


 /s/ E. John Rosenwald, Jr.
----------------------------   Director                     March 27, 1998
E. John Rosenwald, Jr.


 /s/ Carl Spielvogel
----------------------------   Director                     March 27, 1998
Carl Spielvogel


 /s/ Henry Taub
----------------------------   Director                     March 27, 1998
Henry Taub


 /s/ Preston Robert Tisch
----------------------------   Director                     March 27, 1998
Preston Robert Tisch

 /s/ Paul Wolfowitz
----------------------------   Director                     March 27, 1998
Paul Wolfowitz


 /s/ Alfred J. Verrecchia
----------------------------   Director                     March 27, 1998
Alfred J. Verrecchia

                                   HASBRO, INC.

                            Annual Report on Form 10-K

                       for the Year Ended December 28, 1997

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



                                     -1-
<PAAGE>

         (f) Amendment No. 4, dated as of May 14, 1997, to the Revolving Credit Agreement among the Company, the Banks and the agent. (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 29, 1997, File No. 1-6682.)

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

         (c) Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy.

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

         (q) Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

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

        (aa) Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (bb)  Hasbro, Inc. Nonqualified Deferred Compensation Plan.

        (cc) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (dd) Severance And Settlement Agreement And Release, dated as of December 20, 1995, and addendum thereto, between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (ee) Amendment, effective as of January 1, 1997 to Severance and Settlement Agreement and Release between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (ff)  Amendment, dated February 20, 1998, to Severance
              And Settlement Agreement And Release between the Company and Dan D. Owen.

        (gg) Letter agreements, dated January 30, 1998, between the Company and George R. Ditomassi, Jr.

        (hh) Consulting Agreement, dated January 31, 1998, between the Company and George R. Ditomassi, Jr.

        (ii) Letter dated January 26, 1998 from the Company to George B. Volanakis.

   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   22.  Subsidiaries of the registrant

   24.  Consents of experts and counsel
         (a)  Consent of KPMG Peat Marwick LLP

   27.  Financial data schedule