Form 10-Q
period 1998-03-29
HASBRO INC
filed 1998-05-13
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended March 29, 1998         Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of April 26, 1998 was 132,852,476.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             Mar. 29,   Mar. 30,   Dec. 28,
   Assets                                      1998       1997       1997
                                             --------   --------   --------
Current assets
  Cash and cash equivalents                $  430,601    289,546    361,785
  Accounts receivable, less allowance
   for doubtful accounts of $53,400,
   $47,000 and $51,700                        362,328    517,022    783,008
  Inventories:
    Finished products                         219,105    214,342    198,215
    Work in process                            14,743     17,167     12,208
    Raw materials                              35,249     37,436     32,279
                                            ---------  ---------  ---------
      Total inventories                       269,097    268,945    242,702

  Deferred income taxes                        97,576     77,641     96,489
  Prepaid expenses                            107,633    102,754     89,890
                                            ---------  ---------  ---------
        Total current assets                1,267,235  1,255,908  1,573,874

Property, plant and equipment, net            271,607    299,626    280,603
                                            ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $131,873, $118,986 and $128,237            478,558    455,358    486,502
  Other intangibles, less accumulated
   amortization of $145,030, $107,850
   and $135,467                               486,474    362,267    478,798
  Other                                        88,092     76,729     79,940
                                            ---------  ---------  ---------
        Total other assets                  1,053,124    894,354  1,045,240
                                            ---------  ---------  ---------

        Total assets                       $2,591,966  2,449,888  2,899,717
                                            =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             Mar. 29,   Mar. 30,   Dec. 28,
   Liabilities and Shareholders' Equity        1998       1997       1997
                                             --------   --------   --------
Current liabilities
  Short-term borrowings                     $ 112,465     69,543    122,024
  Trade payables                               83,075     91,967    179,156
  Accrued liabilities                         447,949    315,913    596,033
  Income taxes                                 85,991    120,428    106,333
                                            ---------  ---------  ---------
        Total current liabilities             729,480    597,851  1,003,546

Long-term debt, excluding current
 installments                                       -    149,208          -
Deferred liabilities                           59,771     68,937     58,054
                                            ---------  ---------  ---------
        Total liabilities                     789,251    815,996  1,061,600
                                            ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                              -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   139,799,011, 132,168,378 and 139,799,011    69,900     66,084     69,900
  Additional paid-in capital                  487,734    280,128    489,447
  Retained earnings                         1,454,697  1,379,737  1,457,495
  Accumulated other comprehensive earnings    (12,185)     4,533     (3,903)
  Treasury stock, at cost, 6,726,738,
   3,705,166 and 6,357,948 shares            (197,431)   (96,590)  (174,822)
                                            ---------  ---------  ---------
        Total shareholders' equity          1,802,715  1,633,892  1,838,117
                                            ---------  ---------  ---------

        Total liabilities and
         shareholders' equity              $2,591,966  2,449,888  2,899,717
                                            =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                                          Quarter Ended
                                                       --------------------
                                                       Mar. 29,    Mar. 30,
                                                         1998        1997
                                                       --------    --------
Net revenues                                           $482,820     555,784
Cost of sales                                           204,312     235,371
                                                        -------     -------
Gross profit                                            278,508     320,413
                                                        -------     -------
Expenses
  Amortization                                           14,143      10,032
  Royalties, research and development                    67,336      63,892
  Advertising                                            55,757      71,302
  Selling, distribution and administration              135,249     134,781
                                                        -------     -------
    Total expenses                                      272,485     280,007
                                                        -------     -------
Operating profit                                          6,023      40,406
                                                        -------     -------
Nonoperating (income) expense
  Interest expense                                        2,312       4,430
  Other (income), net                                    (8,097)     (4,171)
                                                        -------     -------
    Total nonoperating (income) expense                  (5,785)        259
                                                        -------     -------
Earnings before income taxes                             11,808      40,147
Income taxes                                              4,015      14,453
                                                        -------     -------
Net earnings                                           $  7,793      25,694
                                                        =======     =======

Per common share
 Net earnings
  Basic                                                $    .06         .20
                                                        =======     =======
  Diluted                                              $    .06         .20
                                                        =======     =======

 Cash dividends declared                               $    .08         .08
                                                        =======     =======

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                Quarters Ended March 29, 1998 and March 30, 1997

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1998       1997
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $  7,793     25,694
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  19,548     20,600
    Other amortization                                    14,143     10,032
    Deferred income taxes                                 (5,644)    (1,553)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      413,956    271,373
    Increase in inventories                              (29,002)    (2,616)
    Increase in prepaid expenses                         (18,525)     4,757
    Decrease in trade payables and accrued liabilities  (255,514)  (164,747)
  Other                                                   (5,289)       930
                                                         -------    -------
      Net cash provided by operating activities          141,466    164,470
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (17,559)   (12,536)
  Investments and acquisitions, net of cash acquired     (17,500)    (2,719)
  Other                                                   10,627     (1,577)
                                                         -------    -------
      Net cash utilized by investing activities          (24,432)   (16,832)
                                                         -------    -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                                 850          -
  Repayments of borrowings with original maturities
   of more than three months                                (838)    (2,499)
  Net repayments of other short-term borrowings           (7,234)   (42,596)
  Purchase of common stock                               (52,371)   (32,511)
  Stock option transactions                               28,049     14,191
  Dividends paid                                         (10,640)    (8,561)
                                                         -------    -------
      Net cash utilized by financing activities          (42,184)   (71,976)
                                                         -------    -------
Effect of exchange rate changes on cash                   (6,034)    (5,087)
                                                         -------    -------
      Increase in cash and cash equivalents               68,816     70,575
Cash and cash equivalents at beginning of year           361,785    218,971
                                                         -------    -------
      Cash and cash equivalents at end of period        $430,601    289,546
                                                         =======    =======



Supplemental information
  Cash paid during the period for:
    Interest                                            $  1,740      1,697
    Income taxes                                        $ 25,226     29,617

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1)	In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 29, 1998 and March 30, 1997, and the results of operations and cash flows for the periods then ended.

	The results of operations for the quarter ended March 29, 1998, are not necessarily indicative of results to be expected for the full year.

(2)	Earnings per share data for the fiscal quarters ended March 29, 1998 and March 30, 1997 were computed as follows:

                                           1998                  1997
                                    -----------------     -----------------
                                     Basic    Diluted      Basic    Diluted
                                    -------   -------     -------   -------
  Net earnings                     $  7,793     7,793      25,694    25,694
  Effect of dilutive securities;
    6% Convertible Notes due 1998         -         -           -     1,437
                                    -------   -------     -------   -------
  Adjusted net earnings            $  7,793     7,793      25,694    27,131
                                    =======   =======     =======   =======

  Average shares outstanding (in
   thousands)                       133,110   133,110     128,599   128,599
  Effect of dilutive securities;
    6% Convertible Notes due 1998         -         -           -     7,635
    Options and warrants                  -     5,099           -     2,475
                                    -------   -------     -------   -------
  Equivalent shares                 133,110   138,209     128,599   138,709
                                    =======   =======     =======   =======

  Earnings per share               $    .06       .06         .20       .20
                                    =======   =======     =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)



(3)	Effective for fiscal 1998, Hasbro adopted Statement of Financial
Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in the financial statements and display the accumulated amount thereof separately within the equity section of the balance sheet. The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments. Hasbro's total comprehensive earnings (loss) for the fiscal quarters ended March 29, 1998 and March 30, 1997 were as follows:

                                                           1998      1997
                                                           ----      ----
  Net earnings                                           $  7,793    25,694
  Other comprehensive earnings (loss)                      (8,282)  (15,460)
                                                          -------   -------
  Total comprehensive earnings (loss)                    $   (489)   10,234
                                                          =======   =======

(4)	Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was reflected in cost of sales. Of the nonrecurring amount, approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During the first quarter of 1998, approximately 1,000 employees were terminated. The approximate $110,000 accrual remaining at March 29, 1998, is principally attributable to severance costs, which will be disbursed over the employee's entitlement period, and property, plant and equipment costs, which will not be incurred prior to the cessation of production at the various facilities. The program remains on schedule to be substantially completed by the end of 1998.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
------------
Net revenues for the first quarter of 1998 were $482,820, compared with the $555,784 reported for the same period of 1997, a decrease of approximately 13%. Substantially all of the decrease was due to changes in inventory flow policies at Toys `R Us, a key customer, including a significant reduction in their absolute level of inventories and a change in their seasonal purchasing patterns. The stronger U.S. dollar did, however, also contribute approximately $10,000 to the reduction in revenues. Offsetting these decreases was approximately $33,000 in additional revenues attributable to the Company's OddzOn unit, acquired in the second quarter of 1997. Taking these factors into consideration, the Company's product lines performed substantially as expected. In the first quarter of 1997, revenues were boosted by the timing of movie releases of two of the Company's major entertainment properties, Star Wars(TM) and Jurassic Park(R).

GROSS PROFIT
------------
The Company's gross profit margin, expressed as a percentage of net revenues, remained constant with the 1997 level of 57.7%. The lower mix of promotional product sales, which could have been expected to erode margins, was offset by the benefits of certain cost saving actions implemented by the Company during mid-1997.

EXPENSES
--------
Royalties, research and development expenses for the quarter increased in both amount and as a percentage of revenues from 1997 levels. The royalty component decreased in dollars, reflecting the lower revenues, while increasing as a percentage of revenues, more closely reflecting the rates experienced during the later quarters of 1997. Research and development, at $35,276, increased in both dollars and as a percentage of revenues from the $31,057 in 1997. This increase reflects both the activities of the Company's OddzOn unit, acquired in May of 1997, and the increased development activity within the Company's Interactive unit as it continues building for the future.

The current quarter advertising expense decreased as a percentage of net revenues to 11.5% from 12.8% a year ago, as well as decreasing in amount. This decrease reflects both the Company's efforts to make more effective use of its advertising dollars and the greater proportion of first quarter revenues arising from products which are not as extensively advertised as many of the Company's other offerings.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


The Company's selling, distribution and administration expenses, which are largely fixed, increased $500 from their 1997 levels, despite the inclusion of the OddzOn unit, acquired in May of 1997, and the full quarter impact of the Latin American units, which began operation during the first quarter of 1997. The increase in percentage terms is principally a function of the lower 1998 revenues.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Within the nonoperating category, the lower interest expense, $2,312 in 1998 compared with $4,430 in 1997, reflects both the conversion of the Company's 6% notes into common stock during the fourth quarter of 1997 and the lower short-term borrowing requirements and rates in 1998. The increased level of other nonoperating income, net in 1998 reflects increases in both earnings from short-term investments and income resulting from minority interests in certain subsidiaries.

INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings in the first quarter of 1998 remained constant with the full year 1997 rate of 34.0% while decreasing from 36.0% in the first quarter of 1997. The decrease in the quarter to quarter rate resulted primarily from the continued reorganization of the Company's global business which reduced the tax on international earnings.

OTHER INFORMATION
-----------------
During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels of retailers and differences in overall economic conditions. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal April (April 26, 1998 and April 27, 1997) the Company's unshipped orders were approximately $190,000 and $410,000, respectively.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was reflected in cost of sales. Of the nonrecurring amount, approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During the first quarter of 1998, approximately 1,000 employees were terminated. The approximate $110,000 accrual remaining at March 29, 1998, is principally attributable to severance costs, which will be disbursed over the employee's entitlement period, and property, plant and equipment costs, which will not be incurred prior to the cessation of production at the various facilities. The program remains on schedule to be substantially completed by the end of 1998.

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

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


Net cash (cash and cash equivalents less short- and long-term borrowings), at $318,136 increased more than threefold from the $70,795 at March 28, 1997, even though more than $330,000 of cash was utilized during the last twelve months for acquisitions and the continuation of Hasbro's share repurchase program. The Company attempts to keep its cash and cash equivalents at the lowest level possible whenever it has short-term borrowings, although at times the cash available and the borrowing requirement may be in different countries and currencies which may make it impractical to substitute one for the other. At March 29, 1998, the Company had committed unsecured lines of credit totaling approximately $550,000 available to it. It also had available uncommitted lines approximating $760,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $130,000 was in use at March 29, 1998. The subsequent acquisition of the assets of Tiger Electronics, Inc. (see Recent Information) utilized some of the available cash with additional funds provided by short-term borrowings. Receivables, at $362,328, were down slightly more than double the quarter's revenue decrease. This reflects lower balances at the beginning of the current year and the impact of increased revenues generated from the Company's letter of credit and emerging business units, each of which has shorter payment terms. Inventories remained essentially constant with those of a year ago with the impact of the OddzOn acquisition being largely offset by the impact of foreign currency translation rates. Other assets, as a group, increased from their 1997 levels, reflecting the acquisition of the OddzOn unit as well as several acquisitions of product rights and licenses during the most recent twelve months, all partially offset by twelve additional months of amortization expense.

RECENT INFORMATION
------------------
On April 1, 1998, the Company completed its previously announced acquisition of the business and operating assets of Tiger Electronics, Inc. and certain affiliates thereof, for $335,000, subject to post-closing adjustment, plus the acquisition date value of acquired inventory, tooling, equipment and prepaid assets.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). SFAS 132, which will be adopted by the Company during 1998, revises disclosure requirements related to pensions and other postretirement benefits and as such will not have any impact on the Company's financial condition or its results of operations.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None

Item 5.   Other Information.

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             10    Amended and Restated Nonqualified Deferred Compensation
                   Plan

             11 Computation of Earnings Per Common Share - Quarters Ended March 29, 1998 and March 30, 1997.

             12 Computation of Ratio of Earnings to Fixed Charges - Quarter Ended March 29, 1998.

             27    Financial Data Schedule.

           (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated April 1, 1998 was filed by the Company and included the Asset Purchase Agreement dated as of February 8, 1998, together with Amendment thereto dated as of March 31, 1998, by and among Hasbro, Inc., HIAC X Corp., a Delaware corporation wholly owned by Hasbro, Inc. and now named Tiger Electronics, Ltd., Tiger Electronics, Inc. and certain affiliates thereof and Owen Randall Rissman and the Rissman Family 1997 Trust.

             A Current Report on Form 8-K dated April 16, 1998 was filed by the Company and included the Press Release dated April 16, 1998 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters ended March 29, 1998 and March 30, 1997 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: May 13, 1998                           By:  /s/ John T. O'Neill
                                                 ---------------------
                                                     John T. O'Neill
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                     For the Period Ended March 29, 1998


                                Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

  10          Amended and Restated Nonqualified Deferred Compensation Plan

  11          Statement re computation of per share earnings - quarter

  12          Statement re computation of ratios

  27          Financial Data Schedule