Form 10-Q
period 1998-06-28
HASBRO INC
filed 1998-08-12
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended June 28, 1998          Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of August 7, 1998 was 131,534,304.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                           Jun. 28,   Jun. 29,   Dec. 28,
   Assets                                    1998       1997       1997
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $  180,595     82,510    361,785
  Accounts receivable, less allowance
   for doubtful accounts of $52,400,
   $49,600 and $51,700                      600,254    714,212    783,008
  Inventories:
    Finished products                       277,608    302,213    198,215
    Work in process                          17,215     16,025     12,208
    Raw materials                            36,815     49,983     32,279
                                          ---------  ---------  ---------
      Total inventories                     331,638    368,221    242,702

  Deferred income taxes                      92,929     78,461     96,489
  Prepaid expenses                          130,811    110,452     89,890
                                          ---------  ---------  ---------
        Total current assets              1,336,227  1,353,856  1,573,874

Property, plant and equipment, net          281,327    296,139    280,603
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $138,162, $123,524 and $128,237          615,297    508,439    486,502
  Other intangibles, less accumulated
   amortization of $154,513, $114,346
   and $135,467                             707,775    419,439    478,798
  Other                                      87,139     68,922     79,940
                                          ---------  ---------  ---------
        Total other assets                1,410,211    996,800  1,045,240
                                          ---------  ---------  ---------

        Total assets                     $3,027,765  2,646,795  2,899,717
                                          =========  =========  =========



                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                           Jun. 28,   Jun. 29,   Dec. 28,
   Liabilities and Shareholders' Equity      1998       1997       1997
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  527,259    314,288    122,024
  Trade payables                            124,479     89,967    179,156
  Accrued liabilities                       486,715    336,112    596,033
  Income taxes                               65,666     91,151    106,333
                                          ---------  ---------  ---------
        Total current liabilities         1,204,119    831,518  1,003,546

Long-term debt, excluding current
 installments                                     -    149,040          -
Deferred liabilities                         77,886     67,206     58,054
                                          ---------  ---------  ---------
        Total liabilities                 1,282,005  1,047,764  1,061,600
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares;
   issued 139,799,011, 132,176,967
   and 139,799,011                           69,900     66,088     69,900
  Additional paid-in capital                488,374    279,798    489,447
  Retained earnings                       1,449,609  1,382,557  1,457,495
  Accumulated other comprehensive income    (20,076)    (7,075)    (3,903)
  Treasury stock, at cost; 7,786,821,
   4,735,697 and 6,357,948 shares          (242,047)  (122,337)  (174,822)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,745,760  1,599,031  1,838,117
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $3,027,765  2,646,795  2,899,717
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                    (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                  Quarter Ended         Six Months Ended
                                ------------------    --------------------
                                Jun. 28,  Jun. 29,     Jun. 28,   Jun. 29,
                                  1998      1997         1998       1997
                                --------  --------    ---------  ---------
Net Revenues                   $ 572,057   583,886    1,054,877  1,139,670
Cost of Sales                    247,095   252,917      451,407    488,288
                                --------  --------    ---------  ---------
Gross Profit                     324,962   330,969      603,470    651,382
                                --------  --------    ---------  ---------
Expenses
  Amortization                    15,880    11,194       30,023     21,226
  Royalties, Research and
   Development                    82,129    87,864      149,465    151,756
  Advertising                     73,213    66,908      128,970    138,210
  Selling, Distribution and
   Administration                141,479   142,289      276,728    277,070
                                --------  --------    ---------  ---------
    Total Expenses               312,701   308,255      585,186    588,262
                                --------  --------    ---------  ---------
Operating Profit                  12,261    22,714       18,284     63,120
                                --------  --------    ---------  ---------
Nonoperating (income) expense
  Interest Expense                 6,416     5,493        8,728      9,923
  Other (Income) Expense, Net     (2,417)   (3,062)     (10,514)    (7,233)
                                --------  --------    ---------  ---------
    Total nonoperating (income)
     expense                       3,999     2,431       (1,786)     2,690
                                --------  --------    ---------  ---------
Earnings Before Income Taxes       8,262    20,283       20,070     60,430
Income Taxes                       2,809     7,302        6,824     21,755
                                --------  --------    ---------  ---------
Net Earnings                   $   5,453    12,981       13,246     38,675
                                ========  ========    =========  =========

Per Common Share
  Net Earnings
    Basic                      $     .04       .10          .10        .30
                                ========  ========    =========  =========
    Diluted                    $     .04       .10          .10        .30
                                ========  ========    =========  =========

  Cash Dividends Declared      $     .08       .08          .16        .16
                                ========  ========    =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               Six Months Ended June 28, 1998 and June 29, 1997

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1998      1997
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                          $ 13,246    38,675
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  43,857    48,297
    Other amortization                                    30,023    21,226
    Deferred income taxes                                 (1,153)   (2,325)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      176,595    87,426
    Increase in inventories                              (69,208)  (78,110)
    (Increase) Decrease in prepaid expenses              (30,447)        1
    Decrease in trade payables and accrued liabilities  (254,312) (185,664)
  Other                                                   (1,739)      739
                                                         -------   -------
      Net cash utilized by operating activities          (93,138)  (69,735)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (47,969)  (34,655)
  Investments and acquisitions, net of cash acquired    (355,000) (164,153)
  Other                                                    9,019     1,166
                                                         -------   -------
      Net cash utilized by investing activities         (393,950) (197,642)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                                 850    70,446
  Repayments of borrowings with original maturities
   of more than three months                             (25,775)  (31,721)
  Net proceeds of other short-term borrowings            433,825   160,646
  Purchase of common stock                              (107,647)  (63,539)
  Stock option transactions                               39,350    18,978
  Dividends paid                                         (21,268)  (18,801)
                                                         -------   -------
      Net cash provided by financing activities          319,335   136,009
                                                         -------   -------
Effect of exchange rate changes on cash                  (13,437)   (5,093)
                                                         -------   -------
      Decrease in cash and cash equivalents             (181,190) (136,461)
Cash and cash equivalents at beginning of year           361,785   218,971
                                                         -------   -------
      Cash and cash equivalents at end of period        $180,595    82,510
                                                         =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
               Six Months Ended June 28, 1998 and June 29, 1997

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1998      1997
                                                         -------   -------
Supplemental information
  Cash paid during the period for:
    Interest                                            $  8,033     8,017
    Income taxes                                        $ 33,495    74,875

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

            (Thousands of Dollars and Shares Except Per share Data)
                                  (Unaudited)


(1)	In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 28, 1998 and June 29, 1997, and the results of operations and cash flows for the periods then ended.

	The results of operations for the six months ended June 28, 1998, are not necessarily indicative of results to be expected for the full year.

(2) On May 2, 1997, the Company purchased certain assets of OddzOn Products and Cap Toys, Inc. (OddzOn). The consideration for this purchase was $167,379. This acquisition was accounted for using the purchase accounting method and, based on estimates of fair market value, $43,582 was allocated to net tangible assets, $76,700 to product rights and $47,097 to goodwill.

(3) On April 1, 1998, the Company acquired substantially all of the business and operating assets of Tiger Electronics, Inc. and certain affiliates (Tiger) for an initial payment of $335,000, subject to post-closing adjustment, plus the closing date value of inventory, tooling, equipment and prepaid assets. The estimated total cost of this acquisition approximates $395,000 and is being accounted for using the purchase accounting method. Based on current estimates of fair market value, approximately $42,000 has been allocated to net tangible assets, $213,000 to product rights and $140,000 to goodwill.

(4) Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was reflected in cost of sales. Of the nonrecurring amount, approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During the first six months of 1998, approximately 1,900 employees were terminated. The approximate $100,000 accrual remaining at June 28, 1998, is principally attributable to severance costs, which will be disbursed over the employee's entitlement period, and property, plant and equipment costs, which will not be incurred prior to the cessation of production at the various facilities. The program remains on schedule to be substantially completed by the end of 1998.

                         HASBRO, INC. AND SUBSIDIARIES
        Condensed Notes to Consolidated Financial Statements, continued

            (Thousands of Dollars and Shares Except Per share Data)
                                  (Unaudited)


(5) Earnings per share data for the fiscal quarters and six months ended June 28, 1998 and June 29, 1997 were computed as follows:

                                           1998                 1997
                                    -----------------    -----------------
                                     Basic    Diluted     Basic    Diluted
                                    -------   -------    -------   -------
Quarter
-------
  Net earnings                     $  5,453     5,453     12,981    12,981
  Effect of dilutive securities;
    6% Convertible Notes due 1998        -         -          -     1,437
                                     -------   -------    -------   -------
  Adjusted net earnings            $  5,453     5,453     12,981    14,418
                                    =======   =======    =======   =======

  Average shares outstanding        132,560   132,560    127,847   127,847
  Effect of dilutive securities;
    6% Convertible Notes due 1998         -         -          -     7,630
    Options and warrants                  -     5,668          -     2,129
                                    -------   -------    -------   -------
  Equivalent Shares                 132,560   138,228    127,847   137,606
                                    =======   =======    =======   =======

  Earnings per share               $    .04       .04        .10       .10
                                    =======   =======    =======   =======
Six Months
----------
  Net earnings                     $ 13,246    13,246     38,675    38,675
  Effect of dilutive securities;
    6% Convertible Notes due 1998         -         -          -     2,875
                                    -------   -------    -------   -------
  Adjusted net earnings            $ 13,246    13,246     38,675    41,550
                                    =======   =======    =======   =======

  Average shares outstanding        132,835   132,835    128,223   128,223
  Effect of dilutive securities;
    6% Convertible Notes due 1998         -         -          -     7,633
    Options and warrants                  -     5,383          -     2,302
                                    -------   -------    -------   -------
  Equivalent Shares                 132,835   138,218    128,223   138,158
                                    =======   =======    =======   =======

  Earnings per share               $    .10       .10        .30       .30
                                    =======   =======    =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
        Condensed Notes to Consolidated Financial Statements, continued

            (Thousands of Dollars and Shares Except Per share Data)
                                  (Unaudited)


(6) Effective for fiscal 1998, Hasbro adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in the financial statements and display the accumulated amount thereof separately within the equity section of the balance sheet. The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments. Hasbro's total comprehensive earnings (loss) for the fiscal quarters and six months ended June 28, 1998 and June 29, 1997 were as follows:

                                                          1998      1997
                                                          ----      ----
Quarter
-------
  Net earnings                                          $  5,453    12,981
  Other comprehensive earnings (loss)                     (7,891)  (11,608)
                                                         -------   -------
  Total comprehensive earnings (loss)                   $ (2,438)    1,373
                                                         =======   =======
Six Months
----------
  Net earnings                                          $ 13,246    38,675
  Other comprehensive earnings (loss)                    (16,173)  (27,068)
                                                         -------   -------
  Total comprehensive earnings (loss)                   $ (2,927)   11,607
                                                         =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
------------
Worldwide net revenues in local currencies for the second quarter of 1998 were essentially unchanged from the second quarter of 1997. The acquisition of the operating assets of Tiger Electronics, Inc. and certain affiliates thereof (Tiger), on April 1, 1998 (see note 3), added approximately $40,000 to net revenues. This increase, however, was offset by ongoing changes in inventory flow policies at Toys `R Us, coupled with year-over-year differences in the timing of movie releases of some of the Company's major entertainment properties. In addition, the adverse impact of the stronger U.S. dollar reduced revenues by approximately $9,000, resulting in reported revenues of $572,057, compared to $583,886 reported last year. For the six months, revenues were $1,054,877 and $1,139,670 in 1998 and 1997, respectively. In addition to the second quarter factors noted above, the 1998 six month amounts reflect an approximate $10,000 impact of the strengthened U.S. dollar during the first quarter as well as that quarter's impact of the Toys `R Us inventory flow policy change.

GROSS PROFIT
------------
While the Company's gross margin for the quarter and six months of 1998, at 56.8% and 57.2%, were both essentially flat with the 1997 amounts of 56.7% and 57.2%, certain of the Company's global integration and profit enhancement program initiatives have increased margins. Offsetting this favorable movement, however, was the decrease in sales of certain higher margin boys action toys, many of which are tied to entertainment properties which had more visibility in 1997 as a result of various motion picture releases.

EXPENSES
--------
Amortization expense in both periods of 1998 was greater than in the comparable periods of 1997, reflecting the Company's recent acquisitions, including OddzOn in May of 1997 (see note 2) and Tiger in April of 1998.

Royalties, research and development expenses for the quarter decreased in both amount and as a percentage of net revenues from comparable 1997 levels. The royalty component decreased in both dollars and as a percentage of net revenues to rates more comparable with those experienced during the later quarters of 1997. Research and development, at $39,103 and $74,379 for the quarter and six months of 1998, respectively, increased in both dollars and as a percentage of net revenues from $37,376 and $68,433 a year ago. These increases reflect both the inclusion of new units, OddzOn in May 1997, and Tiger in April 1998, and the continuing impact of increased development efforts within the Company's Interactive unit as it builds for the future.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


Advertising expense for the second quarter increased both in dollars and as a percentage of net revenues. The increase in dollars reflects the inclusion of Tiger while the increase in percentage reflects the mix of more non-entertainment based product in 1998, in the absence of major movie support. For the six months, it remained essentially unchanged as a percentage of net revenues while decreasing in amount. This decrease was the result of the greater proportion of first quarter revenues which arose from products not as extensively advertised as many of the Company's other offerings.

Selling, distribution and administration expenses, which are largely fixed, decreased marginally in amount during both the second quarter and six months of 1998 from comparable 1997 levels. This, despite the inclusion of both OddzOn and Tiger for a full second quarter of 1998. The increase in percentage terms is principally a function of the lower level of 1998 revenues.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense during the quarter, $6,416 in 1998 compared with $5,493 in 1997, reflects both the conversion of the Company's 6% Notes into common stock during the fourth quarter of 1997 and the increased borrowing requirements relating to the funding of the Tiger acquisition. For the six months of 1998, interest expense was lower than in 1997, reflecting the lower first quarter borrowing requirements as well as the two factors previously noted for the second quarter. The change in other nonoperating income, in both the quarter and six months, reflects the earnings differential resulting from changes in levels of short-term investments, the impact of minority investments in certain subsidiaries, as well as foreign exchange transactions and translation.

INCOME TAXES
------------
Income tax expense for the second quarter and six months of 1998 remained constant with the full year 1997 rate of 34%, while decreasing from 36% in the second quarter and six months of 1997. The decrease in the period to period rates resulted principally from the continued reorganization of the Company's global business, which reduced the tax on international earnings.

OTHER INFORMATION
-----------------
During the past several years, the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue. This concentration increases the risk of (a) underproduction of

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, and inventory levels of retailers and differences in overall economic conditions. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal July (July 26, 1998 and July 27, 1997) the Company's unshipped orders were approximately $670,000 and $860,000.

Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was reflected in cost of sales. Of the nonrecurring amount, approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During the first six months of 1998, approximately 1,900 employees were terminated. The approximate $100,000 accrual remaining at June 28, 1998, is principally attributable to severance, which will be disbursed over the employee's entitlement period, and property, plant and equipment costs, which will not be incurred prior to the cessation of production at the various facilities. The program remains on schedule to be substantially completed by the end of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, result in the interim cash flow statements being not representative of that which may be expected for the full year. As a result of these extended payment terms, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected late in the fourth quarter and through the first quarter of the subsequent year, cash flow from operations becomes positive and is used to repay a significant portion of the short-term borrowings.

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

Receivables, both in dollars and in days sales outstanding, decreased from June 1997 levels. In amount, receivables were approximately $114,000, or 16% lower and, at 95 days sales outstanding, 16 days less than the 111 days sales outstanding at the same point in 1997. These improvements reflect the increased impact of the Company's letter of credit business and its non-traditional toy and game businesses, both of which have shorter payment terms. Inventories decreased from 1997 levels despite the inclusion of Tiger in 1998, reflecting the Company's efforts to manage them more efficiently. Other assets, as a group, increased approximately $415,000 from their June 1997 levels reflecting the acquisition of Tiger as well as other acquisitions of product rights and licenses during the most recent twelve months, all partially offset by an additional year of amortization expense.

Net borrowings (short- and long-term borrowings less cash and cash equivalents) decreased by approximately $34,000 to $346,664 from $380,818 at June 29, 1997. This decrease occurred despite the fact that more than $500,000 of cash was utilized during the last twelve months for acquisitions and the continuation of the Company's share repurchase program. At June 28, 1998, the Company had committed unsecured lines of credit totaling approximately $550,000 available to it. It also had available uncommitted lines approximating $750,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $540,000 was in use at June 28, 1998. Trade payables and accrued liabilities both increased from the comparable 1997 levels, reflecting the impact of the unpaid amounts relating to the Tiger acquisition and the Company's global integration and profit enhancement program.

RECENT INFORMATION
------------------
During the quarter, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Company is currently reviewing the provisions of SFAS 133, which must be adopted not

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


later than the beginning of the Company's fiscal 2000, but does not believe that it will have a material impact on either the Company's financial condition or its results of operations.

On July 15, 1998, in a public offering, the Company issued $150,000 of 6.15% notes due July 15, 2008 and $150,000 of 6.60% debentures due July 15, 2028. The net proceeds from the sale of these notes will be used to repay a portion of the Company's outstanding short-term debt, primarily incurred in connection with the acquisition of Tiger.

On August 12, 1998, the Company announced that it had entered into a definitive agreement to acquire MicroProse, Inc. (MicroProse), a 17-year publisher of popular simulation, 3-D action and strategy games for the personal computer. The purchase price is $6.00 per common share of MicroProse, payable in cash. The total value of the transaction is approximately $70 million, including assumed debt and redeemable preferred stock. Closing is expected in September of 1998.

The agreement calls for a wholly owned subsidiary of the Company to commence a tender offer no later than August 18, 1998 for all of MicroProse's outstanding common shares. The offer will be conditioned upon, among other things, the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the tender of a majority of the common shares outstanding on a fully diluted basis of MicroProse. Following the consummation of the offer, the Company's subsidiary will be merged with MicroProse and any remaining MicroProse common shares will be converted into the right to receive $6.00 per share in cash.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           On July 15, 1998, in a public offering, the Company issued $150,000,000 of 6.15% notes due July 15, 2008 and $150,000,000 of 6.60% debentures due July 15, 2028.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           At the Company's Annual Meeting of Shareholders held on May 13, 1998, the Company's shareholders reelected the following persons to the Board of Directors of the Company: Claudine B. Malone (110,059,507 votes for, 1,209,763 votes withheld); Alan
           R. Batkin (110,063,694 votes for, 1,205,576 votes withheld); Morris W. Offit (103,279,297 votes for, 7,989,973 votes withheld; Carl Spielvogel (103,273,532 votes for, 7,995,738 votes withheld; and Paul Wolfowitz (110,156,771 votes for, 1,112,499 votes withheld). There were no votes against any nominee and no broker nonvotes.


Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Six Months Ended June 28, 1998 and June 29, 1997.

            11.2 Computation of Earnings Per Common Share - Quarter Ended June 28, 1998 and June 29, 1997.

            12 Computation of Ratio of Earnings to Fixed Charges - Six Months and Quarter Ended June 28, 1998.

            27    Article 5 Financial Data Schedule - Second Quarter 1998

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated July 14, 1998, was filed by the Company in connection with the issuance of an aggregate amount of $300,000,000 of long-term debt. The filing included the following exhibits: Underwriting Agreement, dated July 14, 1998, by and among the Registrant and Bear, Stearns & Co. Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated; Terms Agreement dated July 14, 1998, by and among the Registrant and Bear, Stearns & Co. Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated; Indenture, dated July 17, 1998, by and between the Registrant and Citibank, N.A., as Trustee; Form of Note (Global); Form of Debenture (Global); Opinion of Phillip H. Waldoks, Esq., Senior Vice President - Corporate Legal Affairs and Secretary of the Registrant, as to the legality of the securities being registered; and Consent of Phillip H. Waldoks, Esq., Senior Vice President - Corporate Legal Affairs and Secretary of the Registrant.

            A Current Report on Form 8-K, dated July 16, 1998, was filed by the Company and included the Press Release dated July 16, 1998, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and six months ended June 28, 1998 and June 29, 1997 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

            A Current Report on Form 8-K, dated July 17, 1998, was filed by the Company in connection with the issuance of an aggregate amount of $300,000,000 of long-term debt. The filing included a Statement of Eligibility under the Trust Indenture Act of 1939 of a Corporation Designated to Act as Trustee on Form T-1, completed by Citibank, N.A.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: August 12, 1998                         By: /s/ John T. O'Neill
                                                  ---------------------
                                                       John T. O'Neill
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                     For the Period Ended June 28, 1998


                               Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

  11.1        Computation of Earnings Per Common Share -
               Six Months Ended June 28, 1998 and June 29, 1997

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended June 28, 1998 and June 29, 1997

  12          Computation of Ratio of Earnings to Fixed Charges -
               Six Months and Quarter Ended June 28, 1998

  27          Article 5 Financial Data Schedule - Second Quarter 1998