Form 10-Q
period 1998-09-27
HASBRO INC
filed 1998-11-12
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended September 27, 1998       Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of November 6, 1998 was 130,816,511.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Sep. 27,   Sep. 28,   Dec. 28,
   Assets                                    1998       1997       1997
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $  176,486     80,030    361,785
  Accounts receivable, less allowance
   for doubtful accounts of $56,900,
   $52,700 and $51,700                    1,030,751  1,153,910    783,008
  Inventories:
    Finished products                       328,757    285,135    198,215
    Work in process                          16,627     13,273     12,208
    Raw materials                            38,425     49,371     32,279
                                          ---------  ---------  ---------
      Total inventories                     383,809    347,779    242,702

  Deferred income taxes                      92,748     80,730     96,489
  Prepaid expenses                          243,513     94,804     89,890
                                          ---------  ---------  ---------
        Total current assets              1,927,307  1,757,253  1,573,874

Property, plant and equipment, net          287,872    279,916    280,603
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $144,503, $128,187 and $128,237          643,136    504,426    486,502
  Other intangibles, less accumulated
   amortization of $187,554, $121,316
   and $135,467                             716,123    412,641    478,798
  Other                                     101,866     69,715     79,940
                                          ---------  ---------  ---------
        Total other assets                1,461,125    986,782  1,045,240
                                          ---------  ---------  ---------

        Total assets                     $3,676,304  3,023,951  2,899,717
                                          =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Sep. 27,   Sep. 28,   Dec. 28,
   Liabilities and Shareholders' Equity      1998       1997       1997
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  507,596    462,894    122,024
  Trade payables                            152,350    120,775    179,156
  Accrued liabilities                       788,902    469,944    596,033
  Income taxes                               88,654    117,559    106,333
                                          ---------  ---------  ---------
        Total current liabilities         1,537,502  1,171,172  1,003,546

Long-term debt, excluding current
 installments                               300,000    148,751          -
Deferred liabilities                         80,010     68,924     58,054
                                          ---------  ---------  ---------
        Total liabilities                 1,917,512  1,388,847  1,061,600
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares;
   issued 139,799,011, 132,191,745
   and 139,799,011                           69,900     66,096     69,900
  Additional paid-in capital                488,535    279,588    489,447
  Retained earnings                       1,500,478  1,449,867  1,457,495
  Accumulated other comprehensive income     (5,216)    (7,555)    (3,903)
  Treasury stock, at cost; 9,109,846,
   5,760,479 and 6,357,948 shares          (294,905)  (152,892)  (174,822)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,758,792  1,635,104  1,838,117
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $3,676,304  3,023,951  2,899,717
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                    (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                  Quarter Ended        Nine Months Ended
                                ------------------    --------------------
                                Sep. 27,  Sep. 28,     Sep. 27,   Sep. 28,
                                  1998      1997         1998       1997
                                --------  --------    ---------  ---------
Net Revenues                   $ 945,498   915,533    2,000,375  2,055,203
Cost of Sales                    402,369   403,027      853,776    891,315
                                --------  --------    ---------  ---------
Gross Profit                     543,129   512,506    1,146,599  1,163,888
                                --------  --------    ---------  ---------
Expenses
  Amortization                    19,275    11,741       49,298     32,967
  Royalties, Research and
   Development                   113,755   102,583      263,220    254,339
  Advertising                    128,053   116,208      257,023    254,418
  Selling, Distribution and
   Administration                162,705   156,215      439,433    433,285
  Acquired Research and
   Development                    20,000         -       20,000          -
                                --------  --------    ---------  ---------
    Total Expenses               443,788   386,747    1,028,974    975,009
                                --------  --------    ---------  ---------
Operating Profit                  99,341   125,759      117,625    188,879
                                --------  --------    ---------  ---------
Nonoperating (income) expense
  Interest Expense                11,308     9,197       20,036     19,120
  Other (Income) Expense, Net     (1,568)    1,121      (12,082)    (6,112)
                                --------  --------    ---------  ---------
    Total nonoperating (income)
     expense                       9,740    10,318        7,954     13,008
                                --------  --------    ---------  ---------
Earnings Before Income Taxes      89,601   115,441      109,671    175,871
Income Taxes                      28,271    38,041       35,095     59,796
                                --------  --------    ---------  ---------
Net Earnings                   $  61,330    77,400       74,576    116,075
                                ========  ========    =========  =========

Per Common Share
  Net Earnings
    Basic                      $     .47       .61          .56        .91
                                ========  ========    =========  =========
    Diluted                    $     .45       .57          .54        .87
                                ========  ========    =========  =========

  Cash Dividends Declared      $     .08       .08          .24        .24
                                ========  ========    =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
          Nine Months Ended September 27, 1998 and September 28, 1997

                            (Thousands of Dollars)
                                  (Unaudited)


                                                          1998      1997
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                          $ 74,576   116,075
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  69,458    79,232
    Other amortization                                    49,298    32,967
    Deferred income taxes                                 (8,141)   (3,815)
    Acquired research and development                     20,000         -
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Increase in accounts receivable                     (241,956) (354,339)
    Increase in inventories                             (113,951)  (60,721)
    (Increase) Decrease in prepaid expenses             (130,678)   15,099
    Increase in trade payables and accrued liabilities    59,184    17,009
  Other                                                   (1,613)      874
                                                         -------   -------
      Net cash utilized by operating activities         (223,823) (157,619)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (87,543)  (61,071)
  Investments and acquisitions, net of cash acquired    (389,441) (164,153)
  Other                                                    6,033     4,069
                                                         -------   -------
      Net cash utilized by investing activities         (470,951) (221,155)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                             300,850   272,167
  Repayments of borrowings with original maturities
   of more than three months                             (25,775)  (71,322)
  Net proceeds of other short-term borrowings            378,363   147,453
  Purchase of common stock                              (172,574)  (99,983)
  Stock option transactions                               51,579    24,376
  Dividends paid                                         (31,817)  (28,971)
                                                         -------   -------
      Net cash provided by financing activities          500,626   243,720
                                                         -------   -------
Effect of exchange rate changes on cash                    8,849    (3,887)
                                                         -------   -------
      Decrease in cash and cash equivalents             (185,299) (138,941)
Cash and cash equivalents at beginning of year           361,785   218,971
                                                         -------   -------
      Cash and cash equivalents at end of period        $176,486    80,030
                                                         =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
          Nine Months Ended September 27, 1998 and September 28, 19978

                            (Thousands of Dollars)
                                  (Unaudited)


                                                          1998      1997
                                                         -------   -------
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 14,931    13,449
    Income taxes                                        $ 41,980    85,861

See accompanying condensed notes to consolidated financial statements.











                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Earnings

                             (Thousands of Dollars)
                                  (Unaudited)


                                  Quarter Ended        Nine Months Ended
                                ------------------     ------------------
                                Sep. 27,  Sep. 28,     Sep. 27,  Sep. 28,
                                  1998      1997         1998      1997
                                --------  --------     --------  --------
Net earnings                   $  61,330    77,400       74,576   116,075
Other comprehensive
 earnings (loss)                  14,860      (480)      (1,313)  (27,548)
                                --------  --------     --------  --------
Total comprehensive earnings   $  76,190    76,920       73,263    88,527
                                ========  ========     ========  ========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

            (Thousands of Dollars and Shares Except Per share Data)
                                  (Unaudited)


(1)	In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 27, 1998 and September 28, 1997, and the results of operations and cash flows for the periods then ended.

	The results of operations for the nine months ended September 27, 1998, are not necessarily indicative of results to be expected for the full year.

(2) 	On May 2, 1997, the Company purchased certain assets of OddzOn
Products and Cap Toys, Inc. (OddzOn). The consideration for this purchase was $167,379. This acquisition was accounted for using the purchase accounting method and, based on estimates of fair market value, $43,582 was allocated to net tangible assets, $76,700 to product rights and $47,097 to goodwill.

(3) Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was reflected in cost of sales. Of the nonrecurring amount approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During the first nine months of 1998, approximately 1,900 employees were terminated. The approximate $87,000 accrual remaining at September 27, 1998, is principally attributable to severance costs, which will be disbursed over the employee's entitlement period, and remaining property, plant and equipment costs, which continue to be incurred upon the transition of the various facilities from production to non-productive status. The program remains on schedule to be substantially completed by the end of 1998.

(4) On April 1, 1998, the Company acquired substantially all of the business and operating assets of Tiger Electronics, Inc. and certain affiliates (Tiger) for an initial payment of $335,000, subject to post-closing adjustment, plus the closing date value of inventory, tooling, equipment and prepaid assets. The estimated total cost of this acquisition approximates $395,000 and is being accounted for using the purchase accounting method. Based on current estimates of fair market value, approximately $42,000 has been allocated to net tangible assets, $213,000 to product rights and $140,000 to goodwill.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

            (Thousands of Dollars and Shares Except Per share Data)
                                  (Unaudited)


(5) On September 14, 1998, the Company, through its wholly owned subsidiary, New HIAC Corp. (New HIAC), acquired in excess of 90% of the outstanding shares of MicroProse, Inc. (MicroProse) through a cash tender offer of $6.00 for each outstanding share of MicroProse. Upon completion of this tender offer and through a merger into New HIAC, MicroProse became a wholly owned subsidiary of the Company and each untendered share was converted into the right to receive $6.00 in cash. The purchase price, including the assumption of debt and preference stock, approximated $70,000 and is being accounted for using the purchase accounting method. Based on estimates of fair market value, approximately $4,000 has been allocated to net tangible liabilities, $20,000 to product rights, $34,000 to goodwill and $20,000 to acquired research and development which has been written-off.

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

(7) On November 2, 1998, the Company announced the successful completion of its cash tender offer to purchase all of the outstanding shares of Galoob Toys, Inc. (Galoob) at a price of $12.00 per share. After giving effect to the purchase of the shares tendered, the Company beneficially owned approximately 93% of the outstanding Galoob shares. Also on November 2, the Company effected a merger pursuant to which Galoob became a wholly-owned subsidiary of the Company and each untendered Galoob share was converted into the right to receive $12.00 per share in cash. The total purchase price of this transaction will approximate $220,000, and will be accounted for using the purchase accounting method.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

            (Thousands of Dollars and Shares Except Per share Data)
                                  (Unaudited)


(8) Earnings per share data for the fiscal quarters and nine months ended September 27, 1998 and September 28, 1997 were computed as follows:

                                           1998                 1997
                                    -----------------    -----------------
                                     Basic    Diluted     Basic    Diluted
                                    -------   -------    -------   -------
Quarter
-------
  Net earnings                     $ 61,330    61,330     77,400    77,400
  Effect of dilutive securities;
    6% Convertible Notes due 1998        -         -          -      1,433
                                    -------   -------    -------   -------
  Adjusted net earnings            $ 61,330    61,330     77,400    78,833
                                    =======   =======    =======   =======

  Average shares outstanding        131,368   131,368    126,922   126,922
  Effect of dilutive securities;
    6% Convertible Notes due 1998         -         -          -     7,616
    Options and warrants                  -     5,007          -     2,565
                                    -------   -------    -------   -------
  Equivalent Shares                 131,368   136,375    126,922   137,103
                                    =======   =======    =======   =======

  Earnings per share               $    .47       .45        .61       .57
                                    =======   =======    =======   =======
Nine Months
-----------
  Net earnings                     $ 74,576    74,576    116,075   116,075
  Effect of dilutive securities;
    6% Convertible Notes due 1998         -         -          -     4,307
                                    -------   -------    -------   -------
  Adjusted net earnings            $ 74,576    74,576    116,075   120,382
                                    =======   =======    =======   =======

  Average shares outstanding        132,346   132,346    127,789   127,789
  Effect of dilutive securities;
    6% Convertible Notes due 1998         -         -          -     7,627
    Options and warrants                  -     5,258          -     2,390
                                    -------   -------    -------   -------
  Equivalent Shares                 132,346   137,604    127,789   137,806
                                    =======   =======    =======   =======

  Earnings per share               $    .56       .54        .91       .87
                                    =======   =======    =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
------------
Net revenues for the third quarter of 1998 increased approximately 3% to $945,498, from the $915,533 in the third quarter of 1997, despite the impact of ongoing and recently accelerated changes in inventory flow policies at Toys `R Us, a major customer. This revenue increase reflects the positive impacts from the acquisition of Tiger Electronics, Inc. (Tiger), in April (see note 4), and increased revenues at Hasbro Interactive, both partially offset by the previously mentioned Toys 'R Us volume reductions and the adverse impact of the stronger U.S. dollar, which reduced revenues by approximately $7,000. For the nine months, revenues were $2,000,375 and $2,055,203 in 1998 and 1997, respectively. The 1998 nine month amounts were adversely impacted by approximately $26,000 from the strengthened U.S. dollar, that period's impact of the Toys `R Us inventory flow policy change and the fact that in 1997 there were three motion picture releases related to the Company's major entertainment properties. Partially offsetting these unfavorable impacts was the positive effect from the Tiger acquisition and increases at Hasbro Interactive.

GROSS PROFIT
------------
The Company's gross margins for the quarter and nine months of 1998, at 57.4% and 57.3%, were improved from the 1997 amounts of 56.0% and 56.6%. These increases reflect the benefit being experienced from the removal of excess manufacturing capacity, as addressed within the Company's global integration and profit enhancement program initiative announced in December of 1997 (see note 3). Additionally, increased revenues from the Company's interactive products, which carry a higher gross margin, and an overall more favorable mix of products sold, both contributed positively.

EXPENSES
--------
Amortization expense in both periods of 1998 was greater than in the comparable periods of 1997, reflecting the Company's recent acquisitions, including OddzOn in May of 1997 (see note 2) and Tiger in April of 1998.

Royalties, research and development expenses for the quarter increased in both amount and as a percentage of net revenues from comparable 1997 levels. The royalty component increase reflects the higher rates of Tiger, Hasbro Interactive and Teletubbies products. Research and development, at $43,165 and $117,544 for the quarter and nine months of 1998, respectively, increased in both dollars and as a percentage of net revenues from $37,868 and $106,301 a year ago. These increases reflect both the inclusion of new units, OddzOn in May 1997, and Tiger in April 1998, and the ongoing investment to grow Hasbro Interactive. The Company believes that this trend of increasing royalties, research and development expenses is likely to continue.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


Advertising expense for each of the third quarter and nine months increased both in dollars and as a percentage of net revenues. The increase in dollars reflects the inclusion of Tiger while the increase in percentage reflects the mix of more non-entertainment based product in 1998, in the absence of major movie support.

Selling, distribution and administration expenses, which are largely fixed, increased marginally in amount and as a percentage of net revenues during each of the third quarter and nine months of 1998 from comparable 1997 levels. These increases reflect the inclusion of Tiger from April 1, as well as OddzOn for the full nine months.

During the third quarter of 1998, the Company incurred a one-time charge to write-off the $20,000 appraised value of acquired in-process research and development of MicroProse, Inc. (MicroProse), which was acquired for approximately $70,000 on September 14, 1998 (see note 5).

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense during the third quarter of 1998 was $11,308 compared with $9,197 in 1997, and reflects the increased borrowing requirements related to the funding of the Tiger acquisition and the continuation of the Company's share repurchase plan. For the nine months of 1998, interest expense was $20,036 compared with $19,120 in the same period of 1997, largely for the same reasons. The change in other nonoperating income, in both the quarter and nine months, reflects the earnings differential resulting from changes in levels of short-term investments, the impact of minority investments in certain subsidiaries, as well as foreign exchange transactions and translation.

INCOME TAXES
------------
Income tax expense for the third quarter of 1998 decreased to 31.6% from the 33.0% of a year ago. For the nine months of 1998 and 1997, the rates were 32.0% and 34.0%, respectively. The lower rates in each of the third quarters compared with each of the nine months, reflect the impact of the year to date changes made during the respective quarters. The lower 1998 rates reflect the impact of the Tiger acquisition, the implementation of various tax strategies and the downward trend of the tax on international earnings due to the continued reorganization of the Company's global business.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



OTHER INFORMATION
-----------------
During the past several years, the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and within that half the fourth quarter has become more prominent. The Company expects that this trend will continue. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, and inventory levels and policies of retailers and differences in overall economic conditions. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal October (October 25, 1998 and October 26, 1997) the Company's unshipped orders were approximately $580,000 and $480,000.

Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was reflected in cost of sales. Of the nonrecurring amount, approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During the first nine months of 1998, approximately 1,900 employees were terminated. The approximate $87,000 accrual remaining at September 27, 1998, is principally attributable to severance, which will be disbursed over the employee's entitlement period, and remaining property, plant and equipment costs, which continue to be incurred upon the transition of the various manufacturing facilities from productive to non-productive status. The program remains on schedule to be substantially completed by the end of 1998. The Company estimated its pretax cost savings from this initiative to be $40,000 in 1998 and $350,000 over the period 1998 through 2002. Because of the unanticipated shortfall in sales to Toys 'R Us during the current year and changes in product mix, factory utilization rates are not as high as initially anticipated, which could

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


result in the Company not meeting its targeted savings during 1998. Through the end of September, the Company estimates that it has realized pretax savings of approximately $20,000 during the first nine months of 1998. The positive cash flow impact from this program will occur largely in the form of reduced outflows for payment of costs associated with the manufacture and sourcing of products.

The Company has developed plans that address its possible exposure from the impact of the Year 2000. This project is being managed by a global cross-functional team of employees. The team meets regularly and makes periodic reports on its progress to a management steering committee, the Audit Committee of the Board of Directors and the Board of Directors.

The Company has substantially completed the awareness and assessment phases of this project through the inventorying and assessment of its critical financial, operational (including imbedded and non-information technology) and information systems. The renovation phase is now well underway, as a number of non-compliant systems have been modified or replaced and plans are in place for the required modifications or replacements of other non-compliant systems. A planned global 'enterprise' system became operational at several of the Company's major units during the current year and has replaced a number of older non-compliant systems. As the global roll-out of this enterprise system continues, additional Year 2000 compliance will occur. The Company is now in the validation and implementation phases and believes that approximately 70% of its mission critical systems are currently Year 2000 compliant, that an additional 15% will be so by the end of 1998 and virtually all will be by mid-1999. Excluding costs related to the enterprise system, the Company's out of pocket costs associated with becoming Year 2000 compliant have been estimated to approximate $3,000. These costs are being expensed as incurred and approximately 40% of this amount has been spent to date.

The Company is also well into the process of reviewing the Year 2000 readiness of its customers, vendors and service providers. This review process includes both the obtaining of confirmation from these business partners of their readiness as well as reviews of such readiness by independent third party consultants. While this review process is ongoing, nothing has come to the attention of the Company that would lead it to believe that its material customers, vendors and service providers will not be Year 2000 ready.

The Company's risk management program includes disaster recovery contingency plans that will be expanded by mid-year 1999 to include Year 2000 issues and may include, for example, the maintaining and development of back-up systems and procedures, early identification and selection of alternative Year 2000 ready suppliers and service providers, revisions to credit policies and possible temporary increases in levels of inventories.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


Year 2000 readiness has been a senior management priority of the Company for some time and the Company believes that it is taking such reasonable and prudent steps as are necessary to mitigate its risks related to Year 2000. However, the effect, if any, on the Company's results of operation from Year 2000 if it, its customers, vendors or service providers are not fully Year 2000 compliant cannot be reasonably estimated. Notwithstanding the above, the most likely impact on the Company would be a reduced level of activity in the early part of the first quarter of the year 2000, a time at which, as a result of the seasonality of the Company's business, its activities in sales, manufacturing and sourcing, are at their low.

Certain statements contained in this discussion contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, delays in, or increases in the anticipated cost of, the implementation of planned actions as a result of unanticipated technical malfunctions or difficulties which would arise during the validation process or otherwise; the inherent risk that assurances, warranties, and specifications provided by third parties with respect to the Company's systems, or such third party's Year 2000 readiness, may prove to be inaccurate, despite the Company's review process; the continued availability of qualified persons to carry out the remaining anticipated phases; the risk that governments may not be Year 2000 ready, which could affect the commercial sector in trade, finance and other areas, notwithstanding private sector Year 2000 readiness; whether, despite a comprehensive review, the Company has successfully identified all Year 2000 issues and risks; and the risk that proposed actions and contingency plans of the Company and third parties with respect to Year 2000 issues may conflict or themselves give rise to additional issues.

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

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

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

Receivables, both in dollars and in days sales outstanding, decreased from September 1997 levels. In amount, receivables were approximately $1,031,000, or 11% lower and, at 103 days sales outstanding, 24 days less than the 127 days sales outstanding at the same point in 1997. These improvements continue to reflect the increased impact of the Company's letter of credit business and its non-traditional toy and game businesses, both of which have shorter payment terms. Inventories increased approximately 10% from 1997 levels, reflecting the inclusion of both Tiger and MicroProse in 1998. Other current assets increased significantly from 1997 levels, reflecting, in addition to Tiger and MicroProse, an advance royalty under a key license agreement. Other assets, as a group, increased approximately $474,000 from their September 1997 levels reflecting the acquisition of Tiger and MicroProse as well as other acquisitions of product rights and licenses during the most recent twelve months, all partially offset by an additional year of amortization expense.

Net borrowings (short- and long-term borrowings less cash and cash equivalents) increased by approximately $99,500 to $631,110 from $531,615 at September 28, 1997. This increase reflects the utilization of more than $600,000 of cash during the last twelve months for acquisitions and the continuation of the Company's share repurchase program, both of which are traditionally funded through a combination of cash provided by operating activities and cash provided by external short- and long-term borrowings. On July 17, 1998, in a public offering, the Company issued $150,000 of 6.15% notes due July 15, 2008 and $150,000 of 6.60% debentures due July 15, 2028. The net proceeds from the sale of these notes was used to repay a portion of the Company's outstanding short-term debt, primarily incurred in connection with the acquisition of Tiger. At September 27, 1998, the Company had committed unsecured lines of credit totaling approximately $500,000 available to it. It also had available uncommitted lines approximating $750,000. The Company believes that these amounts, augmented by a November 2, 1998 $200,000 increase in its committed unsecured lines of credit, are adequate for its needs. Of these available lines, approximately

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


$525,000 was in use at September 27, 1998. Trade payables and accrued liabilities both increased from the comparable 1997 levels, largely reflecting the impact of the unpaid amounts relating to the Tiger acquisition, royalty advances and the Company's global integration and profit enhancement program.

RECENT INFORMATION
------------------
On September 28, 1998, the Company announced that it had entered into a definitive agreement to acquire Galoob Toys, Inc. (Galoob), an international toy manufacturer whose leading brands include Micro Machines(R) miniature-scale boys' toys, Star Wars(TM) small-scale figures and vehicles, Spice Girls(TM) fashion dolls and Pound Puppies(R) mini-dolls. The purchase price was $12.00 per common share of Galoob, payable in cash, for a total transaction value of approximately $220 million.

Under terms of the merger agreement, a wholly owned subsidiary of the Company commenced a tender offer on October 2, 1998 for all of Galoob's approximately 18 million outstanding common shares. The offer was conditioned upon, among other things, the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the tender of a majority of the common shares outstanding on a diluted basis of Galoob. On November 2, 1998. following the successful completion of the offer, the transaction was completed, the Company's subsidiary was merged with Galoob and all remaining Galoob common shares were converted into the right to receive $12.00 per share in cash.

On November 2, 1998, in a public offering, the Company issued $100,000 of 5.60% notes due November 1, 2005. The net proceeds from the sale of these notes will be used to repay a portion of the Company's outstanding short-term commercial paper primarily incurred in connection with the acquisition of MicroProse and to fund the balance of the purchase price of Tiger.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           On July 17, 1998, in a public offering, the Company issued $150,000,000 of 6.15% notes due July 15, 2008 and $150,000,000 of 6.60% debentures due July 15, 2028. On November 2, 1998, in a second public offering, the Company issued $100,000,000 of 5.60% notes due November 1, 2005.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None.

Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Nine Months Ended September 27, 1998 and September 28, 1997.

            11.2 Computation of Earnings Per Common Share - Quarter Ended September 27, 1998 and September 28, 1997.

            12 Computation of Ratio of Earnings to Fixed Charges - Nine Months and Quarter Ended September 27, 1998.

            27    Article 5 Financial Data Schedule - Third Quarter 1998

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated September 28, 1998, was filed by the Company and included the Press Release dated September 28, 1998, announcing the Company's expected results for the second half of 1998.

            A Current Report on Form 8-K, dated October 15, 1998 was filed by the Company and included the Press Release dated October 15, 1998, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and nine months ended September 27, 1998 and September 28, 1997 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: November 12, 1998                       By: /s/ John T. O'Neill
                                                  ---------------------
                                                       John T. O'Neill
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                  For the Period Ended September 27, 1998


                               Exhibit Index


Exhibit
  No.                            Exhibits
-------                          --------

  11.1        Computation of Earnings Per Common Share -
               Nine Months Ended September 27, 1998 and September 28, 1997

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended September 27, 1998 and September 28, 1997

  12          Computation of Ratio of Earnings to Fixed Charges -
               Nine Months and Quarter Ended September 27, 1998

  27          Article 5 Financial Data Schedule - Third Quarter 1998