Form 10-K405
period 1998-12-27
HASBRO INC
filed 1999-03-29
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 1998   Commission file number 1-6682
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold on March 19, 1999 was $5,076,732,539.

The number of shares of Common Stock outstanding as of March 19, 1999 was 195,889,550.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

  Selected information contained in registrant's Annual Report to Shareholders for the fiscal year ended December 27, 1998, is included as
Exhibit 13, and incorporated by reference into Parts I and II of this Report.


                                    PART I

ITEM  1.  BUSINESS
          --------
  (a) General Development of Business
      -------------------------------
  Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company" means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

  The Company is a worldwide leader in the design, manufacture and marketing of toys, games, interactive software, puzzles and infant products. Included in its offerings are games, including traditional board and card, hand-held electronic and interactive CD-ROM, and puzzles, preschool, boys' action and girls' toys, dolls, plush products and infant products. The Company also licenses various trademarks, characters and other property rights for use in connection with the sale by others of noncompeting toys and non-toy products. Both internationally and in the U.S., its PLAYSKOOL, KENNER, TONKA, GALOOB, ODDZON, LARAMI, MILTON BRADLEY, PARKER BROTHERS, TIGER and HASBRO INTERACTIVE products provide children and families with what the Company believes to be the highest quality and most recognizable toys and games in the world.

  (b) Description of Business Products
      --------------------------------
  The Company's products are categorized for marketing purposes as follows:

    (i) Toys and Games
        --------------
  Boys' toys are offered in a wide range of products, many of which are tied to entertainment properties, including STAR WARS and BATMAN action figures and accessories. The Company also offers such classic properties as G.I. JOE, ACTION MAN, STARTING LINE-UP, TRANSFORMERS action figures, the TONKA line of trucks, vehicles including the WINNER'S CIRCLE line of die cast vehicle assortments and the NERF line of soft action play equipment. In 1999, the Company will be launching a comprehensive range of action figures and accessories using characters associated with Lucasfilms' STAR WARS: EPISODE 1: THE PHANTOM MENACE as well as the G.I. JOE CLASSIC COLLECTION, celebrating the 35th birthday of this great American hero, ANIMORPHS TRANSFORMERS, a line of NASCAR MICRO MACHINES and an extensive line of POKEMON toys and collectibles.

  Hasbro's girls toys include TV promoted large dolls, such as 1998's number one selling MCDONALDLAND HAPPY MEAL GIRL, the MY LITTLE PONY line of small dolls as well as the classic RAGGEDY ANN and RAGGEDY ANDY rag dolls. In 1999 the company will be introducing new large dolls, launching a line of products designed to help celebrate the 50th anniversary of the CLASSIC PEANUTS license, expanding the girls POKEMON product line, as well as expanding the POUND PUPPIES and SPICE GIRLS lines.

  The preschool business is a portfolio of three key brands: PLAYSKOOL, BARNEY and TELETUBBIES. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, SIT 'N SPIN, GLOWORM, as well as a successful line of infant toys and toddler role-play products. The BARNEY brand includes a complete line of preschool toys such as PLAY ALONG BARNEY and the BARNEY SONG MAGIC BANJO, featuring that adorable purple dinosaur and his friends. The new PBS television show, TELETUBBIES, inspired a line of products featuring the lovable quartet of TINKY WINKY, DIPSY, LALA and PO. Included on a list of many new products being introduced during 1999 are the PLAYSKOOL KICK START GYM, SING 'N STRUM BARNEY and TELETUBBIES TUMMY SURPRISE plush dolls.

  Creative Play items for both girls and boys include such classic lines as PLAY-DOH, EASY-BAKE OVEN, both of which enjoyed record years in 1998, TINKERTOYS construction toys and LITE-BRITE and SPIROGRAPH design toys. During 1999, the Company will be offering new PLAY-DOH playsets, licensed refill bake sets for the EASY-BAKE OVEN, including KELLOGS POP TARTS SNACK STIX, which allow children to bake fruity flavored cookie sticks, as well as a STAR WARS PICTURE REFILL for LITE-BRITE. Internationally the Company will continue to expand and develop the creative play business with the GET SET and ART ATTACK product lines.

  The LARAMI line of toys features a comprehensive range of water products, including the SUPER SOAKER line, celebrating its tenth anniversary in 1999.

  The ODDZON range includes the KOOSH and VORTEX brands of sports and activity products, the RUBIK'S brand of logic puzzles plus the CAP CANDY brand of interactive candy and the SOUND BITES brand of electronic interactive candy - which allows one to hear sounds inside one's head while eating candy. New for 1999 in the ODDZON line will be the MARK MCGUIRE VORTEX power bat, LOOP DARTS, a `soft' dart-board game and several interactive candy additions, including new M&M MARS licensed candy dispensers and a SOUND BITES radio where consumers can listen to their favorite radio station in their head.

  The Company markets its games and puzzles under several well known brands. MILTON BRADLEY maintains a line of board, strategy and word games, skill and action games, hand-held electronic games and travel games with a diversified line of more than 200 games and puzzles for children and adults. The Company's staple items include BATTLESHIP, THE GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER and BIG BEN puzzles. The Company also provides games and puzzles for the entire family, including such games as YAHTZEE, PARCHEESI, AGGRAVATION, JENGA and SCATTERGORIES and PUZZ 3-D, a series of three dimensional jigsaw puzzles. Items added within the MILTON BRADLEY brand for 1999 include SONNY THE SEAL ring toss game, BALLZERKO, an electronic hand-held pinball maze game, and an anniversary edition of CANDY LAND.

  Under the PARKER BROTHERS brand, the Company markets a full line of games for families, children and adults. Its classic line of family board games includes MONOPOLY, CLUE, SORRY!, RISK, BOGGLE, OUIJA and TRIVIAL PURSUIT, some of which have been in the Parker Brothers' line for more than 50 years. The Company also markets traditional card games such as MILLE BORNES, ROOK and RACK-O, games for adults such as OUTBURST and CATCH PHRASE, a line of PLAYSKOOL games for children, as well as a line of puzzles. New under the PARKER BROTHERS brand in 1999 will be millennium editions of MONOPOLY and TRIVIAL PURSUIT, an updated version of A QUESTION OF SCRUPLES and BOP IT EXTREME, a new version of the popular electronic twist-pull game.

  The HASBRO INTERACTIVE line began with CD-ROM games based on the Company's traditional games and brands, including MONOPOLY, RISK, SORRY!, BATTLESHIP and, for younger children, a series of TONKA titles, including TONKA CONSTRUCTION and TONKA GARAGE and CD-ROM playsets which hook onto computer keyboards and combine traditional play with computer games. The line now includes action games from ATARI and simulation games from MICROPROSE and licensed properties such as FROGGER, WHEEL OF FORTUNE and JEOPARDY, many of which are also marketed for use on video console systems such as NINTENDO and the SONY PLAYSTATION. In 1999, among other more traditional family and children's CD-ROM games, HASBRO INTERACTIVE will be launching a line of EM@IL GAMES in which two players communicate their moves via e-mail and an EASY-BAKE OVEN and a CLUE JR. CD-ROM playset.

  TIGER products are among the most popular hand held electronic games and innovation keys its line for 1999. Fueled by the stunning success of FURBY in 1998, TIGER will be offering a complete line of extensions within this category. Included will be FURBY BUDDIES, which are low cost bean bag plush toys and the FURBY HAPPY MEAL toys, which will be available both as premiums at MCDONALDS and as products for sale at retail. TIGER has also freshened its lines with brands like SPORTS FEEL GAMES, WCW PRO POWER games, which feature sculpted action figures of real wrestlers with a dot matrix video game built in, and a line of NASCAR-themed racing electronic games. Other strong licenses which will continue to grow as part of TIGER'S 1999 offerings include a comprehensive line of STAR WARS: EPISODE 1 electronic games, WINNIE THE POOH electronic learning aids, POKEMON, TELETUBBIES, and, oriented towards adults, products based on television game shows including WHEEL OF FORTUNE, JEOPARDY, CONCENTRATION and THE PRICE IS RIGHT. Also being introduced in 1999 are E YO, TIGER'S introduction into the yo-yo category, and a table top tennis game that allows players to compete by playing table tennis with a special light as the "ball".


  In addition to the United States, the Company operates in more than 25 countries which sell a representative range of the global brands and products marketed in the United States together with some items which are sold only internationally. To further extend its range of products, the Company has Hong Kong units which market directly to retailers, both in the United States and internationally, a line of high quality, low priced toys, games and related products, primarily on a direct import basis.

  In addition, certain products and trademarks are licensed to other companies for certain countries and markets where the Company does not otherwise have a presence.

  The Company manufactures products in the United States, Mexico, Ireland and Spain and sources products, largely through a Hong Kong subsidiary working primarily through unrelated manufacturers in various Far East countries.

  Working Capital Requirements
  ----------------------------
  Production has been financed historically by means of short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The revenue pattern of the Company continues to shift with the second half of the year growing in significance to its overall business and, within that half, the fourth quarter becoming more prominent. The Company expects that this trend will continue. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory policies of retailers and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. The Company's unshipped orders at February 28, 1999 and March 1, 1998 were approximately $570,000,000 and $155,000,000, respectively. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 1999 are not substantially different from those employed in 1998.

  As part of the traditional marketing strategies of the toy industry, many sales made early in the year are not due for payment until the fourth quarter or early in the first quarter of the subsequent year, thus making it necessary for the Company to borrow significant amounts pending these collections. During the year, the Company relies on internally generated funds and short-term borrowing arrangements, including commercial paper, to finance its working capital needs. Currently, the Company has available to it unsecured lines of credit, which it believes are adequate, of approximately $1,000,000,000 including a $350,000,000 long-term and a $150,000,000 short-
term revolving credit agreement with a group of banks which is also used as a back-up to commercial paper issued by the Company.

  Royalties, Research and Development
  -----------------------------------
  The Company's business is based to a substantial extent on the continuing development of new products and the redesigning of existing items for continuing market acceptance. In 1998, 1997 and 1996, approximately $184,962,000, $154,710,000 and $152,487,000, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's staff of designers, artists, model makers and engineers.

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

  The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of familiar movie, television and comic strip characters, for whose rights the Company competes with other toy manufacturers. Licensing fees are generally paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements. Under terms of currently existing agreements, in certain circumstances the Company may be required to pay an aggregate of up to $660,000,000 in guaranteed or minimum royalties between 1998 and 2007. Of this amount, in excess of $110,000,000 has been paid and is included in the $145,066,000 of prepaid royalties which are a component of prepaid expenses and other current assets on the balance sheet. Of the remaining amount, Hasbro may be required to pay approximately $250,000,000, $120,000,000 and $120,000,000 in 1999, 2002 and 2005, respectively. Such payments are related to royalties which are expected to be incurred on anticipated revenues in the years 1999 through 2007.


  Marketing and Sales
  -------------------
  The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other retailers, large and small. The Company and its subsidiaries employ their own sales forces which account for nearly all of the sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. The Company maintains showrooms in New York and selected other major cities world-wide as well as at most of its subsidiary locations. Although the Company has more than 2,000 customers in the United States and Canada, most of which are wholesalers, distributors or large chain stores, there has been significant consolidation at the retail level over the last several years. In other countries, the Company has in excess of 20,000 customers, many of which are individual retail stores. During 1998, sales to the Company's two largest customers, Wal-Mart Stores, Inc. and Toys `R Us, Inc., represented 18% and 17%, respectively, of consolidated net revenues.

  The Company advertises many of its toy and game products extensively on television. The Company generally advertises selected items in its product groups in a manner designed to promote the sale of other specific items in those product groups. Each year, the Company introduces its new products in New York City at the time of the American International Toy Fair in February. It also introduces some of its products to major customers during the prior year.

  In 1998, the Company spent approximately $440,692,000 in advertising, promotion and marketing programs compared to $411,574,000 in 1997 and $418,003,000 in 1996.

Manufacturing and Importing
  ---------------------------
  As a result of the global integration and profit enhancement program announced in December 1997, the Company manufactures its products in four principal facilities, East Longmeadow, Massachusetts, Waterford, Ireland, Tijuana, Mexico and Valencia, Spain. Most of its products are manufactured from basic raw materials such as plastic and cardboard, although certain products also make use of electronics components. All of these materials are readily available but may be subject to significant fluctuations in price. The Company's manufacturing process includes injection molding, blow molding, metal stamping, spray painting, printing, box making and assembly. The Company purchases certain components and accessories used in its toys and games and some finished items from United States manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other countries. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many products imported by the Company. The Company believes that the manufacturing capacity of its facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary.

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

  Employees
  ---------
  The Company employs approximately 10,000 persons worldwide, approximately 6,000 of whom are located in the United States.

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

  Notwithstanding the foregoing, there can be no assurance that all of the Company's products are or will be hazard free. Any material product recall could have an effect on the Company, depending on the product, and could affect sales of other products.

  During 1998, the CPSC released the results of a study of a chemical, diisononyl phthalate ("DINP") used to soften some plastic toys and children's products. The study concluded that few if any children are at risk from DINP because the amount that they ingest does not even come close to a harmful level. Therefore, the CPSC staff did not recommend a ban on these products. However, the CPSC indicated that the study identified several areas of uncertainty where additional scientific research is needed. As a precaution while more scientific work is done, the CPSC staff requested the industry to remove DINP from soft rattles and teethers. Approximately 90% of manufacturers, including the Company, indicated to the CPSC that they have or will remove DINP from the soft rattles and teethers by early 1999. Canada and certain European countries have requested or required similar removal of DINP from products meant to be mouthed by children. The Company does not believe such removal will materially affect the Company.

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

  Toys "R" Us Litigation
  ----------------------
  On September 25, 1997, an administrative law judge ("ALJ") of the Federal Trade Commission (the "Commission") issued an Initial Decision against Toys "R" Us, finding that Toys "R" Us had engaged in unfair business practices in violation of Section 5 of the Federal Trade Commission Act. In particular, the ALJ found that Toys "R" Us entered into vertical agreements with, and facilitated horizontal agreements among, various toy manufacturers, including the Company, to restrict the supply of certain toys to warehouse club retailers. Although the Company voluntarily produced documents and witnesses in the action, the Company was not named a defendant by the Commission in the action. The ALJ's decision was affirmed by the Commission on October 14, 1998.

  In the wake of the ALJ's decision, numerous antitrust actions were filed naming Toys "R" Us, the Company, and certain other toy manufacturers as defendants. All of these actions generally allege that Toys "R" Us orchestrated an illegal conspiracy with various toy manufacturers to improperly cut-off supplies of popular toys to the warehouse clubs and other low margin retailers that compete with Toys "R" Us. The Company was named as a defendant in twenty-seven private antitrust class actions in federal courts in California, Illinois, Maryland, New Jersey, New York, Pennsylvania and Vermont, all of which purport to represent nationwide classes of customers. These actions allege, among other things, violations of the Sherman and Clayton Acts. In addition, on October 2, 1997, the Attorney General of the State of New York ("NYAG") filed an action against Toys "R" Us, the Company, and several other toy manufacturers alleging violations of federal and state antitrust law, on behalf of all persons in the State of New York who purchased toy products from retailers from 1989 to the present. The NYAG complaint was amended to add as plaintiffs attorneys general from an additional forty-three states, the District of Columbia and the Commonwealth of Puerto Rico.

  On February 11, 1998, the Judicial Panel on Multi-District Litigation consolidated and transferred, for all pretrial proceedings, the NYAG action and all of the pending private actions in the federal courts. The consolidated cases are titled In Re Toys "R" Us Antitrust Litigation, MDL-1211 and are pending in the Federal District Court in the Eastern District of New York.

  In addition, the Company was named as a defendant, along with Toys "R" Us and certain other toy manufacturers, in an action titled Struthers v. Toys "R" Us et al., No. H198813-6, filed in the Superior Court for the State of California, Alameda County, alleging violations of state antitrust laws. On February 9, 1998, the Superior Court ordered the Struthers case to be coordinated with three pending state court actions previously filed against Toys "R" Us in California. All of the California litigations were stayed to encourage the parties to pursue settlement discussions and negotiations in good faith. These discussions were coordinated with a mediation ordered in a case titled Wilson v. Toys "R" Us, Case No. CV96-574, pending in Tuscaloosa County Circuit Court in Alabama. The Company is not a party to the Alabama case.

  All of the foregoing complaints seek injunctive relief, unspecified treble damages, expenses or costs and attorneys fees. The Company has not responded to the complaints in any of these actions.

  On December 9, 1998, Hasbro entered into a Settlement Agreement and Release with the State Attorneys General and the Private Plaintiffs with respect to all of the pending state and federal actions. The parties are currently in the process of presenting the Settlement to the District Court for preliminary approval. Following this process, the Company anticipates that notice of the Settlement will be sent to potential class members, and thereafter the Settlement will be presented to the Court for final approval. No dates for these hearings have been scheduled.

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

   4) The inventory policies of retailers, including the continuing trend of increased concentration of Hasbro's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management practices, which increases the risk of the Company's underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules;

   5) The impact of Year 2000 issues, including the Company's incurring higher than expected costs to achieve, or not achieving, Year 2000 readiness with respect to its systems, or its customers, vendors or service providers failing to achieve such readiness; unanticipated technical malfunctions or difficulties which would arise during the validation process or otherwise; the inherent risk that assurances, warranties, and specifications provided by third parties with respect to the Company's systems, or such third party's Year 2000 readiness, may prove to be inaccurate, despite the Company's review process; the continued availability of qualified persons to carry out the remaining anticipated phases; the risk that governments may not be Year 2000 ready, which could affect the commercial sector in trade, finance and other areas, notwithstanding private sector Year 2000 readiness; whether, despite a comprehensive review, the Company has successfully identified all Year 2000 issues and risks; and the risk that proposed actions and contingency plans of the Company and third parties with respect to Year 2000 issues may conflict or themselves give rise to additional issues;

   6) The risk that anticipated benefits of acquisitions and the Company's global integration and profit enhancement program may not occur or be delayed or reduced in their realization; and

   7) Other risks and uncertainties as are or may be detailed from time to time in Hasbro's public announcements and filings with the Securities and Exchange Commission.

  (c) Financial Information About International and United States
      -----------------------------------------------------------
       Operations and Export Sales
       ---------------------------
  The information required by this item is included in note 16 of Notes to Consolidated Financial Statements in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  2.  PROPERTIES
          ----------
                                                                    Lease
                                              Square   Type of    Expiration
Location             Use                       Feet   Possession    Dates
--------             ---                      ------  ----------  ----------

Rhode Island
------------
 Pawtucket           Administrative, Sales
                      & Marketing Offices &
                      Product Development    343,000     Owned        --
 Pawtucket           Executive Office         23,000     Owned        --
 East Providence     Administrative Office   120,000     Leased      1999

California
----------
 Ontario             Warehouse               432,000     Leased      2002
 Napa                Office & Warehouse      400,000     Leased      2013
 South San Francisco Office                   69,000     Owned        --
 Alameda             Product Development      38,400     Leased      2002

Illinois
--------
 Vernon Hills        Office & Warehouse       21,000     Leased      2002

Massachusetts
-------------
 East Longmeadow     Office, Manufacturing
                      & Warehouse          1,147,500     Owned        --
 East Longmeadow     Warehouse               500,000     Leased      2000
 Beverly             Office                  100,000     Owned        --

Maryland
--------
 Hunt Valley         Product Development      29,900     Leased      2003

New Jersey
----------
 Northvale           Warehouse                75,000     Leased      2002
 Mt. Laurel          Office                   11,000     Leased      1999

New York
--------
 New York            Office & Showroom        70,300     Leased      2011
 New York            Offices & Showrooms      32,300     Leased      1999
 New York            Office & Showroom        17,200     Leased      2006

Ohio
----
 Bedford Heights     Office and warehouse    187,100     Leased      2000
 Cincinnati          Office                  174,000     Leased      2007
 Cincinnati          Warehouse                31,800     Leased      2008

Texas
-----
 El Paso             Warehouse             1,000,000     Leased      2008

Australia
---------
 Lidcombe            Office & Warehouse      161,400     Leased      2002
 Eastwood            Office                   16,900     Leased      2001

Argentina
---------
 Buenos Aires        Office and Warehouse     54,000     Leased      2000

Austria
-------
 Vienna              Office                    4,000     Leased      1999

Belgium
-------
 Brussels            Office & Showroom        20,700     Leased      1999

Canada
------
 Montreal            Office, Warehouse
                      & Showroom             133,900     Leased      2001
 Mississauga         Sales Office & Showroom  16,300     Leased      2004
 Montreal            Warehouse                88,100     Leased      2001

Chile
-----
 Santiago            Warehouse                23,800     Leased      2000
 Santiago            Office                    3,500     Leased      2000

Denmark
-------
 Glostrup            Office                    9,200     Leased      1999

England
-------
 Uxbridge            Office & Showroom        94,500     Leased      2013
 Gloucestershire     Office                   28,700     Leased      1999

France
------
 Le Bourget du Lac   Office & Warehouse      108,300     Owned        --
 Savoie Technolac    Office                   33,500     Owned        --
 Creutzwald          Warehouse               217,200     Owned        --
 Creutzwald          Warehouse                30,700     Leased      1999
 Gresy               Warehouse                24,500     Leased      1999

Germany
-------
 Dietzenbach         Office                   39,400     Leased      1999
 Soest               Office & Warehouse      164,200     Owned        --
 Boner               Office & Warehouse      111,300     Owned        --

Greece
------
 Athens              Office & Warehouse       25,100     Leased      2007

Hong Kong
---------
 Kowloon             Offices                  20,000     Leased      1999
 Kowloon             Offices                  73,400     Leased      2000
 New Territories     Office & Warehouse       17,800     Leased      1999
 Kowloon             Warehouses               11,300     Leased      2000
 New Territories     Warehouse                11,500     Leased      2000

Hungary
-------
 Budapest            Office                    6,300     Leased      1999

Ireland
-------
 Waterford           Office, Manufacturing
                      & Warehouse            244,400     Owned        --

Italy
-----
 Milan               Office & Showroom        12,100     Leased      2002

Malaysia
-------
 Selangor
  Darul Ehsan        Office                    4,900     Leased      2000

Mexico
------
 Tijuana             Office, Manufacturing
                      & Warehouse            143,800     Leased      1999
 Tijuana             Manufacturing &
                      Warehouse              205,000     Leased      1999
 Tijuana             Warehouse                48,600     Leased      1999
 Tijuana             Warehouse                46,900     Leased      1999
 Periferico          Office                   16,100     Leased      2001
 Venados             Warehouses              118,100     Leased      1999

The Netherlands
---------------
 Ter Apel            Office & Warehouse      139,300     Owned        --
 Ter Apel            Warehouse                79,400     Leased      1999
 Utrecht             Office                   17,000     Leased      2003

New Zealand
-----------
 Auckland            Office & Warehouse      110,900     Leased      2005

Norway
------
 Asker               Office                    5,900     Leased      1999

Peru
----
 Lima                Warehouse                32,400     Leased      1999
 Lima                Office                   11,000     Leased      1999

Poland
------
 Warsaw              Office & Warehouse       14,300     Leased      2000

Portugal
--------
 Estoril-Lisboa      Office                    2,900     Leased      2003

Singapore
---------
 Singapore           Office & Warehouse        9,300     Leased      2000

Spain
-----
 Valencia            Office, Manufacturing
                      & Warehouse            115,100     Leased      1999
 Valencia            Office                   27,600     Leased      2011
 Valencia            Manufacturing
                      & Warehouse            201,900     Leased      2011
 Valencia            Warehouse                48,100     Leased      1999
 Valencia            Warehouse               161,700     Leased      2002

Sweden
------
 Vosby               Office                    7,400     Leased      1999

Switzerland
-----------
 Berikon             Office & Warehouse       25,000     Leased      1999
 Delemont            Office                    9,200     Leased      2004

Taiwan
------
 TPE County          Warehouse                14,400     Leased      1999

Wales
-----
 Newport             Warehouse                72,000     Leased      2003
 Newport             Warehouse               198,000     Owned        --

  In addition to the above listed facilities, the Company either owns or leases various other properties approximating 450,000 square feet which are utilized in its operations. The Company also either owns or leases an aggregate of approximately 2,100,000 square feet not currently being utilized in its operations, approximately 1,300,000 of which results from the Company's global integration and profit enhancement program implemented during 1998. Most of these properties are being leased, subleased or offered for sublease or sale.

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

                                                                Period
                                                                Serving in
                                                                Current
Name                         Age  Position and Office Held      Position
----                         ---  ------------------------      ----------
Alan G. Hassenfeld (1)       50  Chairman of the Board and
                                 Chief Executive Officer        Since 1999

Herbert M. Baum (2)          62  President and Chief
                                 Operating Officer              Since 1999

Harold P. Gordon (3)         61  Vice Chairman                  Since 1995

John T. O'Neill              54  Executive Vice President and
                                 Chief Financial Officer        Since 1989

Alfred J. Verrecchia (4)     56  Executive Vice President,
                                 Global Operations and
                                 Development                    Since 1999

Virginia H. Kent (5)         44  Senior Vice President and
                                 Sector Head, Toys              Since 1999

E. David Wilson (6)          61  Senior Vice President and
                                 Sector Head, Games             Since 1999

George B. Volanakis (7)      51  Senior Vice President and
                                 Sector Head, International
                                 Businesses                     Since 1999

Richard B. Holt              57  Senior Vice President and
                                 Controller                     Since 1992

Cynthia S. Reed (8)          43  Senior Vice President and
                                 General Counsel                Since 1995

Douglas J. Schwinn (9)       48  Senior Vice President and
                                 Chief Information Officer      Since 1999

Martin R. Trueb (10)         47  Senior Vice President and
                                 Treasurer                      Since 1997

Phillip H. Waldoks (11)      46  Senior Vice President -
                                 Corporate Legal Affairs
                                 and Secretary                  Since 1995

  (1)  Prior thereto, Chairman of the Board, President and Chief Executive
       Officer.

  (2) Prior thereto, President and Chief Executive Officer, Quaker State Corporation.

  (3)  Prior thereto, Partner, Stikeman, Elliott (law firm).

  (4) Prior thereto, Executive Vice President and President, Global Operations from 1996 to 1999; prior thereto, Chief Operating Officer, Domestic Toy Operations.

  (5) Prior thereto, President, Brands and Product Development from 1996 to 1999; prior thereto, General Manager, Girls/Boys/Nerf.

  (6) Prior thereto, President, Hasbro Americas from 1996 to 1999; prior thereto, President, Hasbro Games Group, from 1995 to 1996; prior thereto, President, Milton Bradley.

  (7) Prior thereto, President, European Sales and Marketing from 1998 to 1999; prior thereto, President and Chief Executive Officer, The Ertl Company, Inc.

  (8)  Prior thereto, Vice President - Legal.

  (9) Prior thereto, Senior Vice President and Chief Information Officer, OfficeMax, Inc., from 1997 to 1999; prior thereto, Senior Vice President, Information Services and Chief Information Officer, FoxMeyer Drug Company from 1995 to 1997; prior thereto, Vice President, Software Development, FoxMeyer Drug Company.

 (10) Prior thereto, Assistant Treasurer, Amway Corporation, from 1995 to 1997; prior thereto, Director, International Treasury,
       RJR Nabisco, Inc.

 (11)  Prior thereto, Senior Vice President - Corporate Legal Affairs.


                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          -----------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------
  On October 30, 1998, the Company issued an aggregate of 6,000,000 warrants to purchase 6,000,000 shares of common stock, par value $.50 per share, of the Company, at an exercise price of $23.3333 per share(as adjusted for the three-for-two stock split paid in the form of a 50% stock dividend on March 15, 1999), subject to anti-dilution adjustment in certain events, to Lucasfilm Ltd. and its subsidiary Lucas Licensing Ltd., in connection with, and as partial consideration for, the acquisition of certain long-term rights. The warrants were issued without registration under the Securities Act of 1933 (the "Act") on the basis of Section 4(2) of the Act in reliance upon the representations of each warrant holder that it is an accredited investor, as defined in Rule 501 of Regulation D under the Act, and that it is acquiring the warrants for investment purposes only and not with a view to, or for resale in connection with, any "distribution" thereof for purposes of the Act. The warrants are not exercisable prior to the theatrical release in the United States of Star Wars: Episode 1: The Phantom Menace, which is expected to take place on May 19, 1999, except that exercisability would be accelerated on a change in control of the Company. The warrants would remain exercisable, with respect to 3,600,000 warrants until October 30, 2009 and with respect to 2,400,000 warrants until October 30, 2010.

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
          -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------
  None.


                                    PART III

ITEMS 10, 11, 12 and 13.

  The information required by these items is included in registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections under the headings
(a) "Comparison of Five Year Cumulative Total Shareholder Return Among Hasbro, S&P 500 and Russell 1000 Consumer Discretionary Economic Sector" and accompanying material and (b) "Report of the Compensation and Stock Option Committee of the Board of Directors" in the definitive proxy statement shall not be deemed "filed" with the Securities and Exchange Commission or subject to Section 18 of the Securities Exchange Act of 1934.


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

             Consolidated Balance Sheets at December 27, 1998 and
              December 28, 1997

             Consolidated Statements of Earnings for the Three Fiscal
              Years Ended in December 1998, 1997 and 1996

             Consolidated Statements of Shareholders' Equity for the
              Three Fiscal Years Ended in December 1998, 1997 and 1996

             Consolidated Statements of Cash Flows for the Three
              Fiscal Years Ended in December 1998, 1997 and 1996

             Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules
         -----------------------------
           Included in PART IV of this Report:
             Report of Independent Certified Public Accountants
              on Financial Statement Schedule

             For the Three Fiscal Years Ended in December 1998, 1997
              and 1996:
               Schedule II - Valuation and Qualifying Accounts and
                              Reserves

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

    4. Instruments defining the rights of security holders, including indentures.
         (a) Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

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

         (c) Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

          (d) Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

         (e) First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

         (f) Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

         (g) First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998.

         (h) Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd.

         (i) Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd.

         (j) Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd.

         (k) Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd.

         (l) Asset Purchase Agreement dated as of February 8, 1998, together with Amendment thereto dated as of March 31, 1998, by and among the Company, Tiger Electronics Ltd. (formerly named HIAC X Corp. and a wholly-owned subsidiary of the Company), Tiger Electronics, Inc. and certain affiliates thereof and Owen Randall Rissman and the Rissman Family 1997 Trust. (Incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K, dated April 1, 1998, File No. 1-6682.)

        Executive Compensation Plans and Arrangements
         (m) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

         (n) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (o) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (p) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (q) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (r) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (s) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (t) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (u)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (v)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (w) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (x) 1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (y) Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

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

        (bb) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

        (cc) Form of Employment Agreement between the Company and eleven officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

        (dd) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

        (ee) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

        (ff) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

        (gg) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (hh) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)

        (ii) Hasbro, Inc. Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (jj) Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)

        (kk) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (ll) Severance And Settlement Agreement And Release, dated as of December 20, 1995, and addendum thereto, between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (mm) Amendment, effective as of January 1, 1997 to Severance and Settlement Agreement and Release between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (nn)  Amendment, dated February 20, 1998, to Severance
              And Settlement Agreement And Release between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (oo) Letter agreements, dated January 30, 1998, between the Company and George R. Ditomassi, Jr. (Incorporated by reference to
              Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (pp) Consulting Agreement, dated January 31, 1998, between the Company and George R. Ditomassi, Jr. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (qq) Letter dated January 26, 1998 from the Company to George B. Volanakis. (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (rr) Employment Agreement dated as of January 5, 1999, between the Company and Herbert M. Baum.

        (ss) Letter agreement, dated March 23, 1999, between the Company and Adam Klein.

   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   22.  Subsidiaries of the registrant

   24.  Consents of experts and counsel
         (a)  Consent of KPMG LLP

   27.  Financial data schedule

  The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

  (b) Reports on Form 8-K
      -------------------
        A Current Report on Form 8-K dated February 4, 1999 was filed to announce the Company's results for the quarter and year ended December 27, 1998. Consolidated statements of earnings (without notes) for the quarter and year ended December 27, 1998 and December 28, 1997 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

  (c) Exhibits
      --------
        See (a)(3) above

  (d) Financial Statement Schedules
      -----------------------------
        See (a)(2) above

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hasbro, Inc.:


        Under date of February 3, 1999, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 27, 1998 and December 28, 1997 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ KPMG LLP



Providence, Rhode Island

February 3, 1999

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

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


                          Provision
             Balance at   Charged to                Write-Offs    Balance
            Beginning of   Costs and     Other          And      at End of
                Year       Expenses     Additions    Other (a)     Year
            ------------  ----------  ------------  -----------  ---------

Valuation
 accounts
 deducted
 from assets
 to which
 they apply -
 for doubtful
 accounts
 receivable:
  1998        $51,700       13,057        2,832       (3,189)     $64,400
               ======       ======       ======       ======       ======
  1997        $46,600        9,229            -       (4,129)     $51,700
               ======       ======       ======       ======       ======
  1996        $48,800        5,834            -       (8,034)     $46,600
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


By: /s/ Alan G. Hassenfeld                            Date: March 26, 1999
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

Signature                      Title                        Date
---------                      -----                        ----

 /s/ Alan G. Hassenfeld
----------------------------   Chairman of the Board,       March 26, 1999
Alan G. Hassenfeld             Chief Executive Officer
                               and Director
                               (Principal Executive Officer)


 /s/ John T. O'Neill
----------------------------   Executive Vice President     March 26, 1999
John T. O'Neill                and Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)


 /s/ Alan R. Batkin
----------------------------   Director                     March 26, 1999
Alan R. Batkin


 /s/ Herbert M. Baum
----------------------------   Director                     March 26, 1999
Herbert M. Baum

 /s/ Harold P. Gordon
----------------------------   Director                     March 26, 1999
Harold P. Gordon


 /s/ Alex Grass
----------------------------   Director                     March 26, 1999
Alex Grass


 /s/ Sylvia K. Hassenfeld
----------------------------   Director                     March  9, 1999
Sylvia K. Hassenfeld


 /s/ Marie-Josee Kravis
----------------------------   Director                     March 26, 1999
Marie-Josee Kravis


 /s/ Claudine B. Malone
----------------------------   Director                     March 26, 1999
Claudine B. Malone


 /s/ Morris W. Offit
----------------------------   Director                     March  4, 1999
Morris W. Offit


 /s/ Norma T. Pace
----------------------------   Director                     March 26, 1999
Norma T. Pace


 /s/ E. John Rosenwald, Jr.
----------------------------   Director                     March 26, 1999
E. John Rosenwald, Jr.


 /s/ Carl Spielvogel
----------------------------   Director                     March 26, 1999
Carl Spielvogel

 /s/ Preston Robert Tisch
----------------------------   Director                     March 26, 1999
Preston Robert Tisch


 /s/ Paul Wolfowitz
----------------------------   Director                     March 26, 1999
Paul Wolfowitz


 /s/ Alfred J. Verrecchia
----------------------------   Director                     March 26, 1999
Alfred J. Verrecchia

                                  HASBRO, INC.

                            Annual Report on Form 10-K

                       for the Year Ended December 27, 1998

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

    4. Instruments defining the rights of security holders, including indentures.
         (a) Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

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

         (c) Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

         (d) Toy License Agreement between Lucas Licensing Ltd. And the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

         (e) First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

         (f) Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

         (g) First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998.

         (h) Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd.

         (i) Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd.

         (j) Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd.

         (k) Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd.

         (l) Asset Purchase Agreement dated as of February 8, 1998, together with Amendment thereto dated as of March 31, 1998, by and among the Company, Tiger Electronics Ltd. (formerly named HIAC X Corp. and a wholly-owned subsidiary of the Company), Tiger Electronics, Inc. and certain affiliates thereof and Owen Randall Rissman and the Rissman Family 1997 Trust. (Incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K, dated April 1, 1998, File No. 1-6682.)

        Executive Compensation Plans and Arrangements
         (m) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

         (n) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (o) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (p) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (q) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (r) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (s) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (t) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (u)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (v)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (w) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (x) 1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (y) Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

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

        (bb) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

        (cc) Form of Employment Agreement between the Company and eleven officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

        (dd) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

        (ee) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

        (ff) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

        (gg) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (hh) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)

        (ii) Hasbro, Inc. Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (jj) Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)

        (kk) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (ll) Severance And Settlement Agreement And Release, dated as of December 20, 1995, and addendum thereto, between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (mm) Amendment, effective as of January 1, 1997 to Severance and Settlement Agreement and Release between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (nn)  Amendment, dated February 20, 1998, to Severance
              And Settlement Agreement And Release between the Company and Dan D. Owen. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (oo) Letter agreements, dated January 30, 1998, between the Company and George R. Ditomassi, Jr. (Incorporated by reference to
              Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (pp) Consulting Agreement, dated January 31, 1998, between the Company and George R. Ditomassi, Jr. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (qq) Letter dated January 26, 1998 from the Company to George B. Volanakis. (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (rr) Employment Agreement dated as of January 5, 1999, between the Company and Herbert M. Baum.

        (ss) Letter agreement, dated March 23, 1999, between the Company and Adam Klein.

   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   22.  Subsidiaries of the registrant

   24.  Consents of experts and counsel
         (a)  Consent of KPMG LLP

   27.  Financial data schedule