Form 10-Q
period 1999-03-28
HASBRO INC
filed 1999-05-12
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended March 28, 1999         Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of April 25, 1999 was 195,437,108.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             Mar. 28,   Mar. 29,   Dec. 27,
   Assets                                      1999       1998       1998
                                             --------   --------   --------
Current assets
  Cash and cash equivalents                $  217,276    430,601    177,748
  Accounts receivable, less allowance
   for doubtful accounts of $66,000,
   $53,400 and $64,400                        518,183    362,328    958,826
  Inventories:
    Finished products                         302,346    219,105    283,160
    Work in process                            13,339     14,743     12,698
    Raw materials                              38,157     35,249     38,943
                                            ---------  ---------  ---------
      Total inventories                       353,842    269,097    334,801

  Deferred income taxes                        97,034     97,576    100,332
  Prepaid expenses                            250,090    107,633    218,279
                                            ---------  ---------  ---------
        Total current assets                1,436,425  1,267,235  1,789,986

Property, plant and equipment, net            319,908    271,607    330,355
                                            ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $160,563, $131,873 and $152,008            697,936    478,558    704,282
  Other intangibles, less accumulated
   amortization of $189,279, $145,030
   and $192,268                               820,939    486,474    837,899
  Other                                       132,035     88,092    131,323
                                            ---------  ---------  ---------
        Total other assets                  1,650,910  1,053,124  1,673,504
                                            ---------  ---------  ---------

        Total assets                       $3,407,243  2,591,966  3,793,845
                                            =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             Mar. 28,   Mar. 29,   Dec. 27,
   Liabilities and Shareholders' Equity        1999       1998       1998
                                             --------   --------   --------
Current liabilities
  Short-term borrowings                     $ 295,548    112,465    372,249
  Trade payables                              123,179     83,075    209,119
  Accrued liabilities                         552,533    447,949    729,605
  Income taxes                                 41,334     85,991     55,327
                                            ---------  ---------  ---------
        Total current liabilities           1,012,594    729,480  1,366,300

Long-term debt, excluding current
 installments                                 410,146          -    407,180
Deferred liabilities                           75,723     59,771     75,570
                                            ---------  ---------  ---------
        Total liabilities                   1,498,463    789,251  1,849,050
                                            ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                              -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   209,694,630, 139,799,011 and 209,698,516   104,847     69,900    104,849
  Additional paid-in capital                  521,421    487,734    521,316
  Retained earnings                         1,623,865  1,454,697  1,621,799
  Accumulated other comprehensive earnings    (21,235)   (12,185)    (9,625)
  Treasury stock, at cost, 14,095,761,
   6,726,738 and 13,523,983 shares           (320,118)  (197,431)  (293,544)
                                            ---------  ---------  ---------
        Total shareholders' equity          1,908,780  1,802,715  1,944,795
                                            ---------  ---------  ---------

        Total liabilities and
         shareholders' equity              $3,407,243  2,591,966  3,793,845
                                            =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                                          Quarter Ended
                                                       --------------------
                                                       Mar. 28,    Mar. 29,
                                                         1999        1998
                                                       --------    --------
Net revenues                                           $668,398     482,820
Cost of sales                                           256,517     204,312
                                                        -------     -------
Gross profit                                            411,881     278,508
                                                        -------     -------
Expenses
  Amortization                                           25,926      14,143
  Royalties, research and development                   111,942      67,336
  Advertising                                            81,084      55,757
  Selling, distribution and administration              163,281     135,249
                                                        -------     -------
    Total expenses                                      382,233     272,485
                                                        -------     -------
Operating profit                                         29,648       6,023
                                                        -------     -------
Nonoperating (income) expense
  Interest expense                                       11,973       2,312
  Other (income), net                                    (2,318)     (8,097)
                                                        -------     -------
    Total nonoperating (income) expense                   9,655      (5,785)
                                                        -------     -------
Earnings before income taxes                             19,993      11,808
Income taxes                                              6,198       4,015
                                                        -------     -------
Net earnings                                           $ 13,795       7,793
                                                        =======     =======

Per common share
 Net earnings
  Basic                                                $    .07         .04
                                                        =======     =======
  Diluted                                              $    .07         .04
                                                        =======     =======

 Cash dividends declared                               $    .06         .05
                                                        =======     =======

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                Quarters Ended March 28, 1999 and March 29, 1998

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1999       1998
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $ 13,795      7,793
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  20,225     19,548
    Other amortization                                    25,926     14,143
    Deferred income taxes                                 (2,324)    (5,644)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      430,525    413,956
    Increase in inventories                              (24,502)   (29,002)
    Increase in prepaid expenses                         (34,221)   (18,525)
    Decrease in trade payables and accrued liabilities  (272,221)  (255,514)
  Other                                                      889     (5,289)
                                                         -------    -------
      Net cash provided by operating activities          158,092    141,466
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (18,547)   (17,559)
  Investments and acquisitions, net of cash acquired           -    (17,500)
  Other                                                    5,763     10,627
                                                         -------    -------
      Net cash utilized by investing activities          (12,784)   (24,432)
                                                         -------    -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                               3,500        850
  Repayments of borrowings with original maturities
   of more than three months                                  (6)      (838)
  Net repayments of other short-term borrowings          (69,195)    (7,234)
  Purchase of common stock                               (44,349)   (52,371)
  Stock option transactions                               17,879     28,049
  Dividends paid                                         (10,445)   (10,640)
                                                         -------    -------
      Net cash utilized by financing activities         (102,616)   (42,184)
                                                         -------    -------
Effect of exchange rate changes on cash                   (3,164)    (6,034)
                                                         -------    -------
      Increase in cash and cash equivalents               39,528     68,816
Cash and cash equivalents at beginning of year           177,748    361,785
                                                         -------    -------
      Cash and cash equivalents at end of period        $217,276    430,601
                                                         =======    =======

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                Quarters Ended March 28, 1999 and March 29, 1998

                            (Thousands of Dollars)
                                  (Unaudited)

                                                          1999       1998
                                                         -------     ------
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 14,371      1,740
    Income taxes                                        $ 10,267     25,226

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Earnings
               Quarters Ended March 28, 1999 and March 29, 1998

                             (Thousands of Dollars)
                                  (Unaudited)


                                                            Quarter Ended
                                                         ------------------
                                                        March 28,  March 29,
                                                          1999       1998
                                                        --------   --------
Net earnings                                           $  13,795      7,793
Other comprehensive
 earnings (loss)                                         (11,610)    (8,282)
                                                        --------   --------
Total comprehensive earnings (loss)                    $   2,185       (489)
                                                        ========   ========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)


(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 28, 1999 and March 29, 1998, and the results of operations and cash flows for the periods then ended.

     The results of operations for the quarter ended March 28, 1999 are not necessarily indicative of results to be expected for the full year.

(2) Except for the balance sheet presentation of the March 29, 1998 outstanding and treasury shares, all share and per share amounts have been adjusted to reflect the three-for-two stock split paid March 15, 1999.

(3) Earnings per share data for the fiscal quarters ended March 28, 1999 and March 29, 1998 were computed as follows:

                                           1999                  1998
                                    -----------------     -----------------
                                     Basic    Diluted      Basic    Diluted
                                    -------   -------     -------   -------
  Net earnings                     $ 13,795    13,795       7,793     7,793
                                    =======   =======     =======   =======

  Average shares outstanding (in
   thousands)                       195,898   195,898     199,665   199,665
  Effect of dilutive securities;
    Options and warrants                  -     8,723           -     7,648
                                    -------   -------     -------   -------
  Equivalent shares                 195,898   204,621     199,665   207,313
                                    =======   =======     =======   =======

  Earnings per share               $    .07       .07         .04       .04
                                    =======   =======     =======   =======

(4) The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustment.

(5) Effective at year end 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Hasbro and its subsidiaries operate in one segment, the marketing, licensing, development, manufacture and sourcing of toy and game products on a global basis. The Company has continued to manage its business under this segment during the first quarter of 1999.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)



(6) Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was reflected in cost of sales. Of the nonrecurring amount, approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During 1998, all employees planned for redundancy had their employment terminated. The approximate $54,000 accrual remaining at March 28, 1999, is principally attributable to severance costs, which will be disbursed over the employee's entitlement period, and costs associated with lease terminations and closing of certain facilities. In the balance sheet, such property, plant and equipment is included as a component of other assets. With the exception of the disposition of certain facilities closed as a result of this program, the program has been substantially completed.

(7) The Company made three major acquisitions during 1998, having an aggregate purchase price of $669,737. On April 1, 1998, the Company acquired substantially all of the business and operating assets of Tiger Electronics, Inc. and certain affiliates (Tiger). On September 14, 1998, the Company acquired MicroProse, Inc. (MicroProse) through a cash tender offer of $6.00 for each outstanding share of MicroProse. Upon completion of a short-form merger, MicroProse became a wholly-owned subsidiary of the Company and each untendered share was converted into the right to receive $6.00 in cash. On October 30, 1998, the Company acquired Galoob Toys, Inc. (Galoob) through a cash tender offer of $12.00 for each outstanding share of Galoob. Upon completion of a short-form merger, Galoob became a wholly-owned subsidiary of the Company and each untendered Galoob share was converted into the right to receive $12.00 in cash.

These three acquisitions were accounted for using the purchase method, and accordingly, the net assets acquired have been recorded at their estimated fair value and the results of their operations included from the dates of acquisition. Based on estimates of fair market value, $90,494 has been allocated to net tangible assets, $306,710 to product rights, $252,533 to goodwill and $20,000 to acquired in-process research and development. The appraised fair value of this acquired in-process research and development (interactive game software projects under development at the date of

                        HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)



acquisition) was determined using the discounted cash flow approach, considered the percentage of completion at the date of acquisition and was expensed at acquisition.

On a pro forma basis, reflecting these three acquisitions as if they had taken place at the beginning of the period and after giving effect to adjustments recording the acquisitions, and excluding the charge for in-process research and development, unaudited net revenues, net loss and basic and diluted loss per share for the thirteen weeks ended March 29, 1998 would have been $562,331, $(20,590), $(.10) and $(.10), respectively. These pro forma results are not indicative of either future performance or actual results which would have occurred had the acquisitions taken place at the beginning of the period.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET REVENUES
------------
Net revenues for the first quarter of 1999 were $668,398, an increase of 38% over the $482,820 reported for the same period of 1998. This increase reflects the impact of Tiger Electronics, Inc. (Tiger), acquired on April 1, 1998, shipments of TELETUBBIES product, increased volume in the Hasbro Interactive line, WINNERS CIRCLE product line and water toys from the Larami line , as well as selected shipments of product related to STAR WARS: EPISODE 1: THE PHANTOM MENACE, the first episode of the new STAR WARS trilogy. The effect of currency on revenues for the quarter was not material. The first quarter of 1998 was adversely affected by changes in inventory flow policies at Toys `R Us, a key customer, including a significant reduction in their absolute level of inventories and a change in their seasonal purchasing patterns.

GROSS PROFIT
------------
The Company's gross profit margin, expressed as a percentage of net revenues, was 61.6% compared to the 1998 level of 57.7%. This increase is attributable to the removal of excess capacity resulting from the closure of seven manufacturing facilities throughout 1998, increased sales of interactive and promotional products which have a higher gross margin and more favorable material prices.

EXPENSES
--------
Amortization expense of $25,926 in 1999 compares to $14,143 in the same period of 1998. The increase reflects amortization of both cost in excess of net assets acquired and property rights arising from the Company's 1998 acquisitions (see note 7).

Royalties, research and development expenses for the quarter increased from 1998 levels in both amount and as a percentage of revenues. The increase in the royalty component primarily reflects higher rates on Tiger and TELETUBBIES product sales, the commencement of shipments of new STAR WARS product and sales of product acquired in connection with the Galoob acquisition, which occurred in the fourth quarter of 1998. The Company believes this trend of increasing royalty expense is likely to continue with the higher percentage of the Company's product which is expected to arise from licensed product carrying higher royalty rates. Research and development expenditures were $42,787 and $35,276 in the first quarter of 1999 and 1998, respectively.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


As a percentage of net revenues, research and development was 6.4% in 1999, down from 7.3% in 1998. The increase in amount results from the Company's 1998 acquisitions as well as continued investment to grow the Hasbro Interactive line, while the decrease in percentage reflects higher revenues in the first quarter of 1999.

Advertising expense increased as a percentage of net revenues to 12.1% from 11.5% a year ago, as well as increasing in amount. These increases result primarily from the inclusion of Tiger.

The Company's selling, distribution and administration expenses, which are largely fixed, increased in amount while decreasing as a percentage of net revenues from their 1998 levels. The increase in amount is due primarily to the inclusion of Tiger and the effect of increased 1999 volume on shipping costs. The decrease in percentage from 1998 reflects the increase in 1999 revenues and the leveraging of costs relating to the 1998 acquisitions of MicroProse and Galoob.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense for the first quarter of 1999 was $11,973, compared with $2,312 in the same period of 1998. The increase reflects the costs associated with funding the Company's 1998 acquisitions as well as the continuation of the share repurchase program. The change in other nonoperating income, net, primarily reflects lower earnings from short-term investments and the impact of foreign exchange.

INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings in the first quarter of 1999 decreased to 31.0% from the full year 1998 rate of 32.0%, while decreasing from 34.0% in the first quarter of 1998. The decrease in the quarter to quarter rate reflects the impact of the Tiger acquisition, the implementation of various tax strategies and the downward trend of the tax on international earnings due to the reorganization of the Company's global business.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


OTHER INFORMATION
-----------------
During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and, within that half, the fourth quarter has become more prominent. The Company expects that this trend generally will continue, although the first half of 1999 may represent a greater proportion of full year revenues than the first half of 1998, principally because of the May 19, 1999 theatrical release of STAR WARS: EPISOSE 1: THE PHANTOM MENACE. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory levels and policies of retailers and differences in overall economic conditions. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At the end of its fiscal April (April 25, 1999 and April 26, 1998) the Company's unshipped orders were approximately $788,500 and $190,000, respectively.

Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was reflected in cost of sales. Of the nonrecurring amount, approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During 1998, all employees planned for redundancy had their employment terminated. The approximate $54,000 accrual remaining at March 28, 1999, is principally attributable to severance costs, which will be disbursed over the employee's entitlement period, and costs associated with lease terminations and closing

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


of certain facilities. In the balance sheet, such property, plant and equipment is included as a component of other assets. With the exception of the disposition of certain facilities closed as a result of this program, the program has been substantially completed. The Company initially estimated its pretax cost savings from this initiative to be $40,000 in 1998 and $350,000 over the period 1998 through 2002. Because of the unanticipated shortfall in sales to Toys 'R Us during 1998 and product mix, factory utilization rates were not as high as initially anticipated, which resulted in below target savings in 1998. The Company estimates that it realized pretax savings of approximately $30,000 for the full year 1998 and approximately $10,000 for the first quarter of 1999. The positive cash flow impact from this program has and will occur largely in the form of reduced outflows for payment of costs associated with the manufacture and sourcing of products.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, result in the interim cash flow statements being not representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, cash flow from operations becomes positive and is used to repay a significant portion of the short-term borrowings.

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

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


Receivables, at $518,183, were $155,855 greater than March 1998 levels in spite of higher collections made during the first quarter of 1999. This primarily reflects the impact of increased 1999 first quarter revenues, which had a higher proportion of sales in the last month of the quarter, as well as higher balances at the beginning of the current year, in part due to units acquired during 1998. Inventories increased approximately 31% from last year's levels, reflecting the Company's 1998 acquisitions and the planned build-up for product shipments in connection with the May 19, 1999 release of STAR
WARS: EPISODE 1: THE PHANTOM MENACE, the first episode of the new STAR WARS trilogy. Other current assets increased to $347,124 at March 1999 from $205,209 at March 1998 reflecting the impact of the Tiger and MicroProse acquisitions and an advance royalty under the STAR WARS license agreement. Property, plant and equipment and other assets, as a group, increased from their 1998 levels, reflecting the Company's acquisitions of Tiger, MicroProse and Galoob as well as several acquisitions of product rights and licenses during the most recent twelve months, all partially offset by twelve additional months of depreciation and amortization expense.

Net borrowings (short- and long-term borrowings less cash and cash equivalents) were $488,418 at March 28, 1999 compared to net cash (cash and cash equivalents less short and long-term borrowings) of $318,136 at March 29, 1998. This change reflects the utilization of approximately $820,000 of cash during the last twelve months for acquisitions and the Company's continued repurchase of its common stock on the open market, both of which are traditionally funded through a combination of cash provided by operating activities and short- and long-term borrowings. During the year ended December 27, 1998, the Company issued $150,000 of 6.15% notes due July 15, 2008, $100,000 of 5.60% notes due November 1, 2005 and $150,000 of 6.60% debentures due July 15, 2028. At March 28, 1999, the Company had committed unsecured lines of credit totaling approximately $500,000 available to it. It also had available uncommitted lines approximating $750,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $320,000 was in use at March 28, 1999. Trade payables and accrued liabilities both increased from the comparable 1998 levels, largely due to the impact of the Company's 1998 acquisitions and increased inventory purchases.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


YEAR 2000
---------
The Company has developed plans that address its possible exposure from the impact of the Year 2000. This project is being managed by a global cross-functional team of employees. The team meets regularly and makes periodic reports on its progress to a management steering committee, the Audit Committee of the Board of Directors and the Board of Directors.

The Company has completed the awareness and assessment phases of this project through the inventorying and assessment of its critical financial, operational (including imbedded and non-information technology) and information systems. The renovation phase is now nearing completion, as a number of non-compliant systems have been modified or replaced and plans are in place for the required modifications or replacements of other non-compliant systems. A planned global 'enterprise' system became operational at several of the Company's major units during 1998 and replaced a number of older non-compliant systems. As the global rollout of this enterprise system continues, additional Year 2000 compliance will occur. The Company is now in the validation and implementation phases and believes that approximately 90% of its mission critical systems are currently Year 2000 compliant and virtually all will be by mid-1999. Excluding costs related to the enterprise system, the Company's out of pocket costs associated with becoming Year 2000 compliant are estimated to approximate $3,000. These costs are being expensed as incurred and more than half of this amount has been spent to date.

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

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


Year 2000 readiness has been a senior management priority of the Company for some time and the Company believes that it is taking such reasonable and prudent steps as are necessary to mitigate its risks related to Year 2000. However, the effect, if any, on the Company's results of operations from Year 2000 if it, its customers, vendors or service providers are not fully Year 2000 compliant cannot be reasonably estimated. Notwithstanding the above, the most likely impact on the Company would be a reduced level of activity in the early part of the first quarter of the year 2000, a time at which, as a result of the seasonality of the Company's business, its activities in sales, manufacturing and sourcing are at their low.

Certain statements contained in this discussion contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, delays in, or increases in the anticipated cost of, the implementation of planned actions as a result of unanticipated technical malfunctions or difficulties which would arise during the validation process or otherwise; the inherent risk that assurances, warranties, and specifications provided by third parties with respect to the Company's systems, or such third party's Year 2000 readiness, may prove to be inaccurate, despite the Company's review process; the continued availability of qualified persons to carry out the remaining anticipated phases; the risk that governments may not be Year 2000 ready, which could affect the commercial sector in trade, finance and other areas, notwithstanding private sector Year 2000 readiness; whether, despite a comprehensive review, the Company has successfully identified all Year 2000 issues and risks; and the risk that proposed actions and contingency plans of the Company and third parties with respect to Year 2000 issues may conflict or themselves give rise to additional issues.

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


RECENT INFORMATION
------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which the Company is required to adopt not later than the beginning of fiscal 2000. SFAS 133 will require that the Company record all derivatives, such as foreign exchange contracts, on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as an offset to the changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings.
Any portion of a hedging derivative's change in fair value which does not offset the change in fair value of the underlying exposure will be immediately recognized in earnings. The Company does not believe adoption of SFAS 133 will have a material impact on either the Company's financial condition or its results of operations.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None

Item 5.   Other Information.

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             10 Amendment No. 1, Dated as of April 22, 1999, to Hasbro, Inc. Employee Non-Qualified Stock Plan.

             11 Computation of Earnings Per Common Share - Quarters Ended March 28, 1999 and March 29, 1998.

             12 Computation of Ratio of Earnings to Fixed Charges - Quarter Ended March 28, 1999.

             27    Financial Data Schedule.

           (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated April 15, 1999 was filed by the Company and included the Press Release dated April 15, 1999 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters ended March 28, 1999 and March 29, 1998 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: May 12, 1999                           By:  /s/ John T. O'Neill
                                                 ---------------------
                                                     John T. O'Neill
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                     For the Period Ended March 28, 1999


                                Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

  10          Amendment No. 1, Dated as of April 22, 1999, to Hasbro, Inc.
              Employee Non-Qualified Stock Plan.

  11          Statement re computation of per share earnings - quarter

  12          Statement re computation of ratios

  27          Financial Data Schedule