Form 10-Q
period 1999-06-27
HASBRO INC
filed 1999-08-11
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended June 27, 1999          Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of July 25, 1999 was 194,693,412.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Jun. 27,   Jun. 28,   Dec. 27,
   Assets                                    1999       1998       1998
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $   97,765    180,595    177,748
  Accounts receivable, less allowance
   for doubtful accounts of $60,200,
   $52,400 and $64,400                      843,580    600,254    958,826
  Inventories:
    Finished products                       372,917    277,608    283,160
    Work in process                          12,409     17,215     12,698
    Raw materials                            48,134     36,815     38,943
                                          ---------  ---------  ---------
      Total inventories                     433,460    331,638    334,801

  Deferred income taxes                     106,895     92,929    100,332
  Prepaid expenses                          479,220    130,811    218,279
                                          ---------  ---------  ---------
        Total current assets              1,960,920  1,336,227  1,789,986

Property, plant and equipment, net          308,420    281,327    330,355
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $169,332, $138,162 and $152,008          696,614    615,297    704,282
  Other intangibles, less accumulated
   amortization of $209,620, $154,513
   and $192,268                             811,423    707,775    837,899
  Other                                     123,760     87,139    131,323
                                          ---------  ---------  ---------
        Total other assets                1,631,797  1,410,211  1,673,504
                                          ---------  ---------  ---------

        Total assets                     $3,901,137  3,027,765  3,793,845
                                          =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Jun. 27,   Jun. 28,   Dec. 27,
   Liabilities and Shareholders' Equity      1999       1998       1998
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  823,202    527,259    372,249
  Trade payables                            132,787    124,479    209,119
  Accrued liabilities                       606,435    486,715    729,605
  Income taxes                               46,954     65,666     55,327
                                          ---------  ---------  ---------
        Total current liabilities         1,609,378  1,204,119  1,366,300

Long-term debt, excluding current
 installments                               409,937          -    407,180
Deferred liabilities                         77,700     77,886     75,570
                                          ---------  ---------  ---------
        Total liabilities                 2,097,015  1,282,005  1,849,050
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares;
   issued 209,694,630, 209,698,516
   and 209,698,516                          104,847    104,849    104,849
  Additional paid-in capital                466,821    453,425    521,316
  Retained earnings                       1,644,460  1,449,609  1,621,799
  Accumulated other comprehensive income    (26,009)   (20,076)    (9,625)
  Treasury stock, at cost; 14,860,988,
  11,680,232 and 13,523,983 shares         (385,997)  (242,047)  (293,544)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,804,122  1,745,760  1,944,795
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $3,901,137  3,027,765  3,793,845
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                    (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                  Quarter Ended         Six Months Ended
                                ------------------    --------------------
                                Jun. 27,  Jun. 28,     Jun. 27,   Jun. 28,
                                  1999      1998         1999       1998
                                --------  --------    ---------  ---------
Net Revenues                   $ 874,574   572,057    1,542,972  1,054,877
Cost of Sales                    345,026   247,095      601,543    451,407
                                --------  --------    ---------  ---------
Gross Profit                     529,548   324,962      941,429    603,470
                                --------  --------    ---------  ---------
Expenses
  Amortization                    31,918    15,880       57,844     30,023
  Royalties, Research and
   Development                   179,776    82,129      291,718    149,465
  Advertising                    101,274    73,213      182,358    128,970
  Selling, Distribution and
   Administration                158,368   141,479      321,649    276,728
                                --------  --------    ---------  ---------
    Total Expenses               471,336   312,701      853,569    585,186
                                --------  --------    ---------  ---------
Operating Profit                  58,212    12,261       87,860     18,284
                                --------  --------    ---------  ---------
Nonoperating (income) expense
  Interest Expense                13,625     6,416       25,598      8,728
  Other (Income) Expense, Net     (2,209)   (2,417)      (4,527)   (10,514)
                                --------  --------    ---------  ---------
    Total nonoperating (income)
     expense                      11,416     3,999       21,071     (1,786)
                                --------  --------    ---------  ---------
Earnings Before Income Taxes      46,796     8,262       66,789     20,070
Income Taxes                      14,507     2,809       20,705      6,824
                                --------  --------    ---------  ---------
Net Earnings                   $  32,289     5,453       46,084     13,246
                                ========  ========    =========  =========

Per Common Share
  Net Earnings
    Basic                      $     .17       .03          .24        .07
                                ========  ========    =========  =========
    Diluted                    $     .16       .03          .22        .06
                                ========  ========    =========  =========

  Cash Dividends Declared      $     .06       .05          .12        .10
                                ========  ========    =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               Six Months Ended June 27, 1999 and June 28, 1998

                            (Thousands of Dollars)
                                  (Unaudited)
                                                           1999      1998
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                          $ 46,084    13,246
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  48,437    43,857
    Other amortization                                    57,844    30,023
    Deferred income taxes                                 (6,184)   (1,153)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      102,603   176,595
    Increase in inventories                             (106,718)  (69,208)
    Increase in prepaid expenses                        (264,842)  (30,447)
    Decrease in trade payables and accrued liabilities  (197,450) (254,312)
  Other                                                     (772)   (1,739)
                                                         -------   -------
      Net cash utilized by operating activities         (320,998)  (93,138)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (41,130)  (47,969)
  Purchase of product rights and licenses                (13,800)        -
  Investments and acquisitions, net of cash acquired           -  (355,000)
  Other                                                    3,317     9,019
                                                         -------   -------
      Net cash utilized by investing activities          (51,613) (393,950)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                               3,500       850
  Repayments of borrowings with original maturities
   of more than three months                                  (6)  (25,775)
  Net proceeds of other short-term borrowings            461,465   433,825
  Purchase of common stock                              (191,345) (107,647)
  Stock option transactions                               44,396    39,350
  Dividends paid                                         (22,196)  (21,268)
                                                         -------   -------
      Net cash provided by financing activities          295,814   319,335
                                                         -------   -------
Effect of exchange rate changes on cash                   (3,186)  (13,437)
                                                         -------   -------
      Decrease in cash and cash equivalents              (79,983) (181,190)
Cash and cash equivalents at beginning of year           177,748   361,785
                                                         -------   -------
      Cash and cash equivalents at end of period        $ 97,765   180,595
                                                         =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
               Six Months Ended June 27, 1999 and June 28, 1998

                            (Thousands of Dollars)
                                  (Unaudited)


                                                          1999      1998
                                                         -------   -------
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 24,745     8,033
    Income taxes                                        $ 32,850    33,495

See accompanying condensed notes to consolidated financial statements.












                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Earnings

                             (Thousands of Dollars)
                                  (Unaudited)


                              Quarters Ended         Six Months Ended
                           ------------------       ------------------
                           Jun. 27,  Jun. 28,       Jun. 27,  Jun. 28,
                             1999      1998           1999      1998
                           --------   -------       -------    -------
Net earnings              $  32,289     5,453        46,084     13,246
Other comprehensive
 loss                        (4,774)   (7,891)      (16,384)   (16,173)
                           --------   -------       -------    -------
Total comprehensive
 earnings (loss)          $  27,515    (2,438)       29,700     (2,927)
                           ========   =======       =======    =======

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)

(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 27, 1999 and June 28, 1998, and the results of operations and cash flows for the periods then ended.

     The results of operations for the six months ended June 27, 1999 are not necessarily indicative of results to be expected for the full year.

(2) All share and per share amounts have been adjusted to reflect the three-for-two stock split paid March 15, 1999.

(3) The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments.

(4) Hasbro is a worldwide marketer and distributor of family entertainment products, principally engaged in the development, manufacture and marketing of toy and game products. During the second quarter of 1999, the Company redefined its focus and method of managing its business into two major areas, Toys and Games. Following this organizational adjustment, within its two key areas, under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are U.S. Toys, U.S. Games, International and Global Operations.

In the United States, the U.S. Toy segment includes the development, marketing and selling of boys action figures, vehicles and playsets, girls toys, preschool toys and infant products and creative play products. The U.S. Games segment includes the development, marketing and selling of traditional board games and puzzles, handheld electronic games and interactive software games based on the Company's owned and licensed brands. The Company markets and sells both toy and game products in non-U.S markets, and develops and manages certain toy and game products and properties within the International segment. Global Operations manufactures and sources product for all segments. The Company also has other segments which develop and market non-traditional toy and game based product and license certain toy properties. These other segments do not meet the quantitative thresholds for reportable segments and have been aggregated.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are general corporate expenses, the elimination of intersegment transactions and assets not identified with a specific segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost.

The accounting policies of the segments are the same as those described in

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

note 1 to the Company's financial statements for the year ended December 27, 1998.

Amounts shown for the first six months of 1999 are not necessarily representative of those which may be expected for the full year 1999 nor are those of the first six months of 1998 representative of those actually experienced for the full year 1998. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the three and six months ended June 27, 1999 and June 28, 1998 are as follows.

                                              Three Months
                                              ------------

                                           1999                 1998
                                           ----                 ----
      Net revenues                   External  Affiliate  External  Affiliate
                                      --------  ---------  -------- ---------
        U.S. Toys                  $  299,916         11   169,486         -
        U.S. Games                    312,422       (328)  167,523      (950)
        International                 201,537      1,260   173,861       624
        Global Operations (a)           6,413    276,235       511   204,600
        Other segments                 54,286      3,285    60,676     3,394
        Corporate and eliminations          -   (280,463)        -  (207,668)
                                    ---------  --------- --------- ---------
                                   $  874,574          -   572,057         -
                                    =========  ========= ========= =========

                                                   Six Months
                                                   ----------

                                           1999                 1998
                                           ----                 ----
      Net revenues                   External  Affiliate  External  Affiliate
                                      --------  ---------  -------- ---------
        U.S. Toys                  $  529,524          -   331,012        61
        U.S. Games                    511,728      1,356   261,217      (949)
        International                 349,975      2,970   323,167     1,590
        Global Operations (a)           8,625    458,594       873   373,968
        Other segments                143,120      8,347   138,608     7,809
        Corporate and eliminations          -   (471,267)        -  (382,479)
                                    ---------  --------- --------- ---------
                                   $1,542,972          - 1,054,877         -
                                    =========  ========= ========= =========

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

                                       Quarter ended       Six Months ended
                                     June 27,   June 28,  June 27,   June 28,
                                       1999       1998      1999       1998
                                        ----       ----      ----      ----
      Operating profit
        U.S. Toys                    $ 33,072      2,521    49,035     2,249
        U.S. Games                     34,661     14,509    38,631    16,909
        International                  (4,571)    (9,312)  (24,963)  (23,035)
        Global Operations (a)          (1,940)    (4,059)   (3,624)  (10,222)
        Other segments                  3,953      7,316    31,027    27,020
        Corporate and eliminations     (6,963)     1,286    (2,246)    5,363
                                      -------    -------   -------   -------
                                     $ 58,212     12,261    87,860    18,284
                                      =======    =======   =======   =======
      Depreciation
        U.S. Toys and U.S. Games (b) $  3,586      2,083     6,791     4,007
        International                   2,134      2,200     4,558     4,624
        Global Operations              18,420     16,888    28,746    28,507
        Other segments                    937        676     2,174     1,691
        Corporate and eliminations      3,135      2,462     6,168     5,028
                                      -------    -------   -------   -------
                                     $ 28,212     24,309    48,437    43,857
                                      =======    =======   =======   =======
      Amortization of intangibles
        U.S. Toys and U.S. Games (b) $ 20,910      8,523    35,998    15,127
        International                   6,094      3,642    12,044     7,487
        Global Operations                 564          -     1,015         -
        Other segments                  4,350      3,715     8,787     7,409
                                      -------    -------   -------   -------
                                     $ 31,918     15,880    57,844    30,023
                                      =======    =======   =======   =======
      Capital additions
        U.S. Toys and U.S. Games (b) $  2,588      2,200     5,180     2,890
        International                   1,200     14,153     2,029    15,233
        Global Operations              15,804     10,816    28,259    19,256
        Other segments                    484        570     2,174     1,509
        Corporate and eliminations      2,507      2,671     3,488     9,081
                                      -------    -------   -------   -------
                                     $ 22,583     30,410    41,130    47,969
                                      =======    =======   =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

                                          June 27, 1999         June 28, 1998
                                          -------------         -------------
      Total assets
        U.S. Toys and U.S. Games (b)       $2,485,673              1,741,283
        International                         872,042                703,060
        Global Operations                     515,389                363,327
        Other segments                        315,920                347,948
        Corporate and eliminations           (287,887)              (127,853)
                                            ---------              ---------
                                           $3,901,137              3,027,765
                                            =========              =========


(a) The Global Operations segment derives substantially all of its revenues and thus its operating results from intersegment activities.

(b) As a result of the complexity of the Company's organizational changes, it currently is unable to segregate assets and related expenses between the U.S. Toys and U.S. Games segments, and thus they are currently reported as one. It is anticipated that such items will be segregated in the future and will then be separately reported.


The following table presents consolidated net revenues by classes of principal products for the quarter and six months ended June 27, 1999 and June 28, 1998.

                                         Quarter ended      Six Months ended
                                     June 27,   June 28,   June 27,  June 28,
                                        1999       1998       1999      1998
                                        ----       ----       ----      ----

Boys toys                          $  341,900    170,900   573,000   329,800
Games and puzzles                     330,700    216,700   539,100   345,100
Interactive software games             39,300     16,300    77,700    34,700
Preschool toys                         38,300     44,200    85,500    82,100
Other                                 124,374    123,957   267,672   263,177
                                      -------    ------- --------- ---------
Net revenues                       $  874,574    572,057 1,542,972 1,054,877
                                      =======    ======= ========= =========

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

(5) Earnings per share data for the fiscal quarters and six months ended June 27, 1999 and June 28, 1998 were computed as follows:
                                           1999                  1998
                                    -----------------     -----------------
Quarter                              Basic    Diluted      Basic    Diluted
-------                             -------   -------     -------   -------
  Net earnings                     $ 32,289    32,289       5,453     5,453
                                    =======   =======     =======   =======

  Average shares outstanding (in
   thousands)                       195,330   195,330     198,839   198,839
  Effect of dilutive securities;
    Options and warrants                  -    11,722           -     8,502
                                    -------   -------     -------   -------
  Equivalent shares                 195,330   207,052     198,839   207,341
                                    =======   =======     =======   =======

  Earnings per share               $    .17       .16         .03       .03
                                    =======   =======     =======   =======

                                           1999                  1998
                                    -----------------     -----------------
Six Months                           Basic    Diluted      Basic    Diluted
----------                          -------   -------     -------   -------
  Net earnings                     $ 46,084    46,084      13,246    13,246
                                    =======   =======     =======   =======

  Average shares outstanding (in
   thousands)                       195,614   195,614     199,252   199,252
  Effect of dilutive securities;
    Options and warrants                  -    10,222           -     8,075
                                    -------   -------     -------   -------
  Equivalent shares                 195,614   205,836     199,252   207,327
                                    =======   =======     =======   =======

  Earnings per share               $    .24       .22         .07       .06
                                    =======   =======     =======   =======

(6) Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was

                        HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

reflected in cost of sales. Of the nonrecurring amount, approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During 1998, all employees planned for redundancy had their employment terminated. The approximate $44,000 accrual remaining at June 27, 1999, is principally attributable to costs associated with lease terminations and closing of certain facilities, and severance costs, which will be disbursed over the employee's entitlement period. In the balance sheet, such property, plant and equipment is included as a component of other assets. The program has been substantially completed.

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

These three acquisitions were accounted for using the purchase method, and accordingly, the net assets acquired have been recorded at their estimated fair value and the results of their operations included from the dates of acquisition. Based on estimates of fair market value, $90,494 has been allocated to net tangible assets, $306,710 to product rights, $252,827 to goodwill and $20,000 to acquired in-process research and development. The appraised fair value of this acquired in-process research and development (interactive game software projects under development at the date of acquisition) was determined using the discounted cash flow approach, considered the percentage of completion at the date of acquisition and was expensed at acquisition.

On a pro forma basis, reflecting these three acquisitions as if they had taken place at the beginning of the period and after giving effect to adjustments recording the acquisitions, and excluding the charge for in-process research and development, unaudited net revenues, net loss and basic and diluted loss per share for the twenty six weeks ended June 28, 1998 would have been $1,186,600, $(28,300), $(.14) and $(.14), respectively. These pro forma results are not indicative of either future performance or actual results which would have occurred had the acquisitions taken place at the beginning of the period.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET EARNINGS
------------
Net earnings for the 1999 second quarter and six months increased to $32,289 and $46,084, respectively, from 1998 levels of $5,453 and $13,246. Diluted earnings per share for the second quarter was $.16 in 1999 and $.03 in 1998. For the six months ended June 1999, diluted earnings per share was $.22 and $.06 for the same period in 1998. A more detailed discussion of the various items that impacted net earnings follows.

NET REVENUES
------------
Worldwide net revenues increased 52.9% to $874,574 in the second quarter of 1999 compared to $572,057 in the second quarter of 1998. This increase is due to significantly higher revenues from STAR WARS product, in conjunction with the release of STAR WARS: EPISODE I: THE PHANTOM MENACE, FURBY, and increased volume of Hasbro Interactive games as well as new products including POKEMON. In addition, the second quarter of 1998 was adversely affected by changes in inventory flow policies at Toys `R Us which were initiated in the first quarter of 1998. The stronger US dollar negatively impacted net revenues for the 1999 second quarter compared to the same period last year by $6,300. For the six months, revenues were $1,542,972 and $1,054,877 in 1999 and 1998, respectively. In addition to the second quarter factors noted above, the 1999 six month amounts reflect the impact of Tiger Electronics, Inc. (Tiger), which was acquired on April 1, 1998, TELETUBBIES, which began shipping in the second quarter of 1998 and an approximate $7,700 negative impact of the strengthened U.S. dollar.

GROSS PROFIT
------------
The Company's gross profit margin, expressed as a percentage of net revenues, was 60.5% and 61.0% for the quarter and six months, respectively, compared to the 1998 levels of 56.8% and 57.2%. These improvements are attributable primarily to increased sales of promotional entertainment based and interactive products which have a higher gross margin and more favorable material prices, and secondarily to the removal of excess capacity resulting from the closure of seven manufacturing facilities throughout 1998.

EXPENSES
--------
Amortization expense in both periods of 1999 was greater than in the comparable periods of 1998, reflecting the Company's 1998 acquisitions (see note 7).

Royalties, research and development expenses for the quarter and year to date increased in both amount and as a percentage of net revenues from comparable

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


1998 levels. The royalty component increased in both dollars and as a percentage of net revenues principally reflecting increased volumes of STAR WARS, and to a lesser extent, increased volumes of Tiger and TELETUBBIES product, POKEMON product which began shipping in the fourth quarter of 1998, and product acquired in connection with the Galoob acquisition. The Company believes this trend of increasing royalty expense is likely to continue in line with the expected higher percentage of the Company's product arising from licensed product carrying higher royalty rates. Research and development, at $51,301 and $94,088 for the quarter and six months of 1999, respectively, increased in dollars from $39,103 and $74,379 a year ago, while decreasing as a percentage of higher 1999 net revenues. The increase in amount results primarily from the Company's 1998 acquisitions as well as continued investment to expand Hasbro Interactive game titles. Advertising expense for the 1999 second quarter and six months increased in amount while decreasing as a percentage of net revenues from the comparable periods last year. The increase in dollars primarily reflects higher advertising expense of Tiger while the decrease in percentage reflects the mix of more entertainment based product in the second quarter of 1999; the latter is not as extensively advertised as the Company's non-entertainment based products.

Selling, distribution and administration expenses, which are largely fixed, increased in amount and decreased as a percentage of net revenues during both the second quarter and six months of 1999 from comparable 1998 levels. The increase in amount for the quarter is due largely to the effect of 1999 increased volume on shipping and warehousing costs. Coupled with this factor, the inclusion of Tiger for the full six months of 1999 contributes to the increase over the six months of 1998. The decrease in percentage from 1998 reflects the increase in 1999 revenues and the further leveraging of costs relating to the 1998 acquisitions of MicroProse and Galoob.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense for the 1999 second quarter and six months was $13,625 and $25,598, respectively, compared with $6,416 and $8,728 in 1998. This increase reflects costs associated with borrowing requirements to fund the Company's 1998 acquisitions and the continuation of the share repurchase program, coupled with the higher level of business activities in 1999. The change in other nonoperating income, net, in both the quarter and six months, primarily reflects lower earnings from short-term investments, the impact of minority investments in certain subsidiaries, as well as the impact of foreign exchange.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings for the second quarter and six months of 1999 decreased to 31.0% from the full year 1998 rate of 32.0%, while decreasing from 34.0% in the second quarter and six months of 1998. The decrease in the period to period rates reflects the continued impact of the Tiger acquisition and the downward trend of the tax on international earnings due to the reorganization of the Company's global business.


OTHER INFORMATION
-----------------
During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and, within that half, the fourth quarter has become more prominent. Although the first half of 1999 may represent a greater proportion of full year revenues than the first half of 1998, principally because of the May 19, 1999 theatrical release of STAR WARS: EPISOSE 1: THE PHANTOM MENACE, the Company expects that this trend generally will continue. This concentration increases the risk of (a) underproduction of popular items,
(b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Also, the quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, comparisons of unshipped orders on any date in a given year with those at the same date in a prior year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At July 25, 1999 and July 26, 1998 the Company's unshipped orders were approximately $1,060,000 and $670,000, respectively.

Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. Of the $140,000 estimated costs related to these actions, $125,000 was reported as a nonrecurring charge and $15,000 was

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)



reflected in cost of sales. Of the nonrecurring amount, approximately $54,000 related to severance and people costs, $52,000 to property, plant and equipment and leases and $19,000 to product line related costs. During 1998, all employees planned for redundancy had their employment terminated. The approximate $44,000 accrual remaining at June 27, 1999, is principally attributable to costs associated with lease terminations and closing of certain facilities and severance costs, which will be disbursed over the employee's entitlement period. In the balance sheet, such property, plant and equipment is included as a component of other assets. The program has been substantially completed. The Company initially estimated its pretax cost savings from this initiative to be $40,000 in 1998 and $350,000 over the period 1998 through 2002. Because of the unanticipated shortfall in sales to Toys 'R Us during 1998 and product mix, factory utilization rates were not as high as initially anticipated, which resulted in below target savings in 1998. The Company estimates that it realized pretax savings of approximately $30,000 for the full year 1998 and approximately $20,000 for the second quarter and $30,000 for the first six months of 1999. The positive cash flow impact from this program has and will occur largely in the form of reduced outflows for payment of costs associated with the manufacture and sourcing of products.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, result in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, cash flow from operations becomes positive and is used to repay a significant portion of the short-term borrowings.

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

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)



Receivables were $843,580 at the end of June 1999 compared to $600,254 at the end of June 1998. The increase reflects higher first half revenues and the impact of 1998 acquisitions, offset by the increased impact of the Company's letter of credit business and promotional and non-traditional toy and game business, all of which have shorter payment terms. Inventories increased 30.7% from 1998 levels, reflecting the Company's 1998 acquisitions and build up for increased 1999 activity. Other current assets increased to $586,115 at June 1999 from $223,740 at June 1998 reflecting advance royalties under the STAR WARS license agreement and the impact of the MicroProse acquisition. Property, plant and equipment and other assets, as a group, increased from their 1998 levels, reflecting the Company's 1998 acquisitions of MicroProse and Galoob as well as several acquisitions of product rights and licenses during the most recent twelve months, all partially offset by twelve additional months of depreciation and amortization expense.

Net borrowings (short and long-term borrowings less cash and cash equivalents) increased to $1,135,374 at June 27, 1999 from $346,664 at June 28, 1998. This reflects the use of approximately $600,000 of cash in the prior twelve months for acquisitions and the Company's continued repurchase of its common stock, both of which are traditionally funded through a combination of cash provided by operating activities and short and long-term borrowings. During the second quarter, the Company accelerated a portion of its planned 1999 share buyback through the purchase of 3.1 million shares of its common stock (obtained through the exercise of a warrant) from DreamWorks LLC, at market price. The increase in net borrowings is also impacted by the advance royalty payments made in the fourth quarter of 1998 and second quarter of 1999 under the STAR WARS license agreement, discussed above. During the year ended December 27, 1998, the Company issued $150,000 of 6.15% notes due July 15, 2008, $100,000 of 5.60% notes due November 1, 2005 and $150,000 of 6.60% debentures due July 15, 2028. At June 27, 1999, the Company had committed unsecured lines of credit totaling approximately $700,000 available to it. It also had available uncommitted lines approximating $670,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $870,000 was in use at June 27, 1999. Trade payables and accrued liabilities both increased from the comparable 1998 levels, reflecting the impact of the Company's 1998 acquisitions and increased level of business activity.

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

The Company has completed the awareness and assessment phases of this project through the inventorying and assessment of its critical financial, operational (including imbedded and non-information technology) and information systems. The remediation phase is nearing completion, as a number of non-compliant systems have been modified or replaced and modifications or replacements of other non-compliant systems are in progress. A planned global 'enterprise' system became operational at several of the Company's major units during 1998 and the first half of 1999, replacing a number of older non-compliant systems. As the global rollout of this enterprise system continues, additional Year 2000 compliance will occur in the second half of 1999. The Company is now in the validation and implementation phases and believes that approximately 95% of its mission critical systems are currently Year 2000 compliant and 100% will be compliant or operating under contingency plans, discussed below, by mid-December 1999. Excluding costs related to the enterprise system, the Company's out of pocket costs associated with becoming Year 2000 compliant are estimated to approximate $3,000. These costs are being expensed as incurred and approximately two-thirds of this amount has been spent to date.

The Company has completed its initial review of the Year 2000 readiness of its customers, vendors and service providers. This review process included both obtaining confirmation from these business partners of their readiness as well as reviews of such readiness at key vendors, by independent third party consultants. While it intends this review process to be ongoing, nothing has come to the attention of the Company that would lead it to believe that its material customers, vendors and service providers will not be Year 2000 ready.

The Company's risk management program includes disaster recovery contingency plans that have been expanded to include Year 2000 issues. This includes a review of customer Year 2000 readiness and discontinuing credit or shortening payment terms accordingly, identification and selection of alternative Year 2000 ready suppliers and service providers and specific contingency plans for non-compliant systems where implementation of the global enterprise system may be delayed beyond the end of 1999, specifically legacy system updates and manual workarounds. In addition, the Company may carry a modest temporary increase in its inventory of certain items going into 2000 to guard against any disruption in supply.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


Year 2000 readiness has been a senior management priority of the Company for some time and the Company believes that it is taking such reasonable and prudent steps as are necessary to mitigate its risks related to Year 2000. However, the effect, if any, on the Company's results of operations from Year 2000 if it, its customers, vendors or service providers are not fully Year 2000 compliant cannot be reasonably estimated. Notwithstanding the above, the most likely impact on the Company would be a reduced level of activity in the early part of the first quarter of the year 2000, a time at which, as a result of the seasonality of the Company's business, its activities in sales, manufacturing and sourcing are at a low point.

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


RECENT INFORMATION
------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The effective date of this statement has recently been delayed to fiscal years beginning after June 15, 2000, requiring the Company to adopt not later than the beginning of fiscal 2001. SFAS 133 will require that the Company record all derivatives, such as foreign exchange contracts, on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as an offset to the changes in

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. Any portion of a hedging derivative's change in fair value which does not offset the change in fair value of the underlying exposure will be immediately recognized in earnings. The Company does not believe adoption of SFAS 133 will have a material impact on either its financial condition or results of operations.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

          On June 18, 1999, the Company issued 3,115,071 shares of common stock, par value $.50 per share, of the Company (the "Common Stock") to DreamWorks LLC ("DreamWorks") in exchange for, and upon exercise of, warrants to purchase 5,737,500 shares of Common Stock at $14.00 per share held by DreamWorks. Such issuance was made in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           At the Company's Annual Meeting of Shareholders held on May
           12, 1999, the Company's shareholders elected the following persons to the Board of Directors of the Company: Herbert M.
           Baum (171,057,975 votes for, 2,203,728 votes withheld), and E. Gordon Gee (169,791,579 votes for, 3,470,124 votes withheld). The following persons were reelected to the Board of Directors of the
           Company: Sylvia K Hassenfeld (171,006,909 votes for, 2,254,794 votes withheld); Norma T. Pace (171,020,717 votes for, 2,240,986 votes withheld; E. John Rosenwald, Jr. (171,035,841 votes for, 2,225,862 votes withheld; and Alfred J. Verrecchia (171,035,841 votes for, 2,200,863 votes withheld). The Company's shareholders also approved the 1999 Senior Management Annual Performance Plan by a vote of 170,357,501 votes for, 2,430,368 votes against and 473,834 abstentions.


Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             3.1  Restated Articles of Incorporation of the Company.

             3.2 Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999.

             3.3 Certificate of Vote(s) authorizing decrease of a class or series of any class of shares.

            10.1 First Amendment to Hasbro, Inc. Stock Incentive Plan and Stock Incentive Performance Plan.

            10.2 First Amendment to Hasbro, Inc. Stock Option Plan for Non-Employee Directors

            11.1 Computation of Earnings Per Common Share - Six Months Ended June 27, 1999 and June 28, 1998.

            11.2 Computation of Earnings Per Common Share - Quarter Ended June 27, 1999 and June 28, 1998.

            12 Computation of Ratio of Earnings to Fixed Charges - Six Months and Quarter Ended June 27, 1999.

            27    Article 5 Financial Data Schedule - Second Quarter 1999

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated June 16, 1999, was filed to announce that the Board of Directors approved the extension of the benefits afforded by the Company's then existing rights plan by adopting a new shareholder rights plan. Pursuant to the new shareholder rights plan, one right was issued for each outstanding share of common stock on June 30, 1999, the expiration date of the old shareholder rights plan.

            A Current Report on Form 8-K, dated July 15, 1999 was filed by the Company and included the Press Release dated July 15, 1999, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and six months ended June 27, 1999 and June 28, 1998 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: August 11, 1999                         By: /s/ John T. O'Neill
                                                  ---------------------
                                                       John T. O'Neill
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                     For the Period Ended June 27, 1999


                               Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

   3.1        Restated Articles of Incorporation of the Company.

   3.2        Certificate of Designations of Series C Junior Participating
               Preference Stock of Hasbro, Inc. dated June 29, 1999.

   3.3        Certificate of Vote(s) authorizing decrease of a class or
               series of any class of shares.

  10.1        First Amendment to Hasbro, Inc. Stock Incentive Plan and
               Stock Incentive Performance Plan

  10.2        First Amendment to Hasbro, Inc. Stock Option Plan for Non-
               Employee Directors

  11.1        Computation of Earnings Per Common Share -
               Six Months Ended June 27, 1999 and June 28, 1998

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended June 27, 1999 and June 28, 1998

  12          Computation of Ratio of Earnings to Fixed Charges -
               Six Months and Quarter Ended June 27, 1999

  27          Article 5 Financial Data Schedule - Second Quarter 1999