Form 10-Q
period 1999-09-26
HASBRO INC
filed 1999-11-10
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended September 26, 1999       Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of November 5, 1999 was 193,764,320.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Sep. 26,   Sep. 27,   Dec. 27,
   Assets                                    1999       1998       1998
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $  108,627    176,486    177,748
  Accounts receivable, less allowance
   for doubtful accounts of $64,900,
   $56,900 and $64,400                    1,167,660  1,030,751    958,826
  Inventories:
    Finished products                       366,811    328,757    283,160
    Work in process                          17,839     16,627     12,698
    Raw materials                            54,012     38,425     38,943
                                          ---------  ---------  ---------
      Total inventories                     438,662    383,809    334,801

  Deferred income taxes                     108,930     92,748    100,332
  Prepaid expenses                          443,344    243,513    218,279
                                          ---------  ---------  ---------
        Total current assets              2,267,223  1,927,307  1,789,986

Property, plant and equipment, net          303,667    287,872    330,355
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $179,094 $144,503 and $152,008           687,848    643,136    704,282
  Other intangibles, less accumulated
   amortization of $232,597, $187,554
   and $192,268                             800,514    716,123    837,899
  Other                                     134,017    101,866    131,323
                                          ---------  ---------  ---------
        Total other assets                1,622,379  1,461,125  1,673,504
                                          ---------  ---------  ---------

        Total assets                     $4,193,269  3,676,304  3,793,845
                                          =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Sep. 26,   Sep. 27,   Dec. 27,
   Liabilities and Shareholders' Equity      1999       1998       1998
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  889,405    507,596    372,249
  Trade payables                            140,845    152,350    209,119
  Accrued liabilities                       733,114    788,902    729,605
  Income taxes                               75,745     88,654     55,327
                                          ---------  ---------  ---------
        Total current liabilities         1,839,109  1,537,502  1,366,300

Long-term debt, excluding current
 installments                               407,584    300,000    407,180
Deferred liabilities                         82,451     80,010     75,570
                                          ---------  ---------  ---------
        Total liabilities                 2,329,144  1,917,512  1,849,050
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares;
   issued 209,694,630, 209,698,516
   and 209,698,516                          104,847    104,849    104,849
  Additional paid-in capital                467,064    453,586    521,316
  Retained earnings                       1,717,972  1,500,478  1,621,799
  Accumulated other comprehensive income    (27,470)    (5,216)    (9,625)
  Treasury stock, at cost; 15,299,432,
   13,664,769 and 13,523,983 shares        (398,288)  (294,905)  (293,544)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,864,125  1,758,792  1,944,795
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $4,193,269  3,676,304  3,793,845
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                    (Thousands of Dollars Except Share Data)
                                  (Unaudited)
                                  Quarter Ended        Nine Months Ended
                                ------------------    --------------------
                                Sep. 26,  Sep. 27,     Sep. 26,   Sep. 27,
                                  1999      1998         1999       1998
                                --------  --------    ---------  ---------
Net Revenues                 $ 1,098,179   945,498    2,641,151  2,000,375
Cost of Sales                    444,013   402,369    1,045,556    853,776
                                --------  --------    ---------  ---------
Gross Profit                     654,166   543,129    1,595,595  1,146,599
                                --------  --------    ---------  ---------
Expenses
  Amortization                    31,130    19,275       88,974     49,298
  Royalties, Research and
   Development                   170,778   113,755      462,496    263,220
  Advertising                    117,567   128,053      299,925    257,023
  Selling, Distribution and
   Administration                193,582   162,705      515,231    439,433
  Acquired Research and
   Development                         -    20,000            -     20,000
                                --------  --------    ---------  ---------
    Total Expenses               513,057   443,788    1,366,626  1,028,974
                                --------  --------    ---------  ---------
Operating Profit                 141,109    99,341      228,969    117,625
                                --------  --------    ---------  ---------
Nonoperating (income) expense
  Interest Expense                19,190    11,308       44,788     20,036
  Other (Income) Expense, Net     (1,515)   (1,568)      (6,042)   (12,082)
                                --------  --------    ---------  ---------
    Total nonoperating (income)
     expense                      17,675     9,740       38,746      7,954
                                --------  --------    ---------  ---------
Earnings Before Income Taxes     123,434    89,601      190,223    109,671
Income Taxes                      38,264    28,271       58,969     35,095
                                --------  --------    ---------  ---------
Net Earnings                   $  85,170    61,330      131,254     74,576
                                ========  ========    =========  =========
Per Common Share
  Net Earnings
    Basic                      $     .44       .31          .67        .38
                                ========  ========    =========  =========
    Diluted                    $     .43       .30          .64        .36
                                ========  ========    =========  =========
  Cash Dividends Declared      $     .06       .05          .18        .15
                                ========  ========    =========  =========
See accompanying condensed notes to consolidated financial statements.
                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
          Nine Months Ended September 26, 1999 and September 27, 1998
                            (Thousands of Dollars)
                                  (Unaudited)
                                                          1999      1998
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                         $ 131,254    74,576
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  76,511    69,458
    Other amortization                                    88,974    49,298
    Deferred income taxes                                 (5,974)   (8,141)
    Acquired research and development                          -    20,000
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Increase in accounts receivable                     (218,729) (241,956)
    Increase in inventories                             (109,874) (113,951)
    Increase in prepaid expenses                        (227,326) (130,678)
    (Decrease) increase in trade payables
     and accrued liabilities                             (39,419)   59,184
  Other                                                   (1,081)   (1,613)
                                                         -------   -------
      Net cash utilized by operating activities         (305,664) (223,823)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (66,897)  (87,543)
  Purchase of product rights and licenses                (13,800)        -
  Investments and acquisitions, net of cash acquired     (22,791) (389,441)
  Other                                                    2,527     6,033
                                                         -------   -------
      Net cash utilized by investing activities         (100,961) (470,951)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                             445,861   300,850
  Repayments of borrowings with original maturities
   of more than three months                             (90,760)  (25,775)
  Net proceeds of other short-term borrowings            178,062   378,363
  Purchase of common stock                              (207,170) (172,574)
  Stock option transactions                               48,172    51,579
  Dividends paid                                         (33,879)  (31,817)
                                                         -------   -------
      Net cash provided by financing activities          340,286   500,626
                                                         -------   -------
Effect of exchange rate changes on cash                   (2,782)    8,849
                                                         -------   -------
      Decrease in cash and cash equivalents              (69,121) (185,299)
Cash and cash equivalents at beginning of year           177,748   361,785
                                                         -------   -------
      Cash and cash equivalents at end of period        $108,627   176,486
                                                         =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
          Nine Months Ended September 26, 1999 and September 27, 1998

                            (Thousands of Dollars)
                                  (Unaudited)


                                                          1999      1998
                                                         -------   -------
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 40,952    14,931
    Income taxes                                        $ 37,639    41,980

See accompanying condensed notes to consolidated financial statements.











                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Earnings

                             (Thousands of Dollars)
                                  (Unaudited)


                                  Quarter Ended        Nine Months Ended
                                ------------------     ------------------
                                 Sep. 26,  Sep. 27,    Sep. 26,  Sep. 27,
                                  1999      1998         1999      1998
                                --------  --------     --------  --------
Net earnings                   $  85,170    61,330      131,254    74,576
Other comprehensive
 earnings (loss)                  (1,461)   14,860      (17,845)   (1,313)
                                --------  --------     --------  --------
Total comprehensive earnings   $  83,709    76,190      113,409    73,263
                                ========  ========     ========  ========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

            (Thousands of Dollars and Shares Except Per share Data)
                                  (Unaudited)


(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 26, 1999 and September 27, 1998, and the results of operations and cash flows for the periods then ended.

     The results of operations for the nine months ended September 26, 1999 are not necessarily indicative of results to be expected for the full year.

(2) All share and per share amounts have been adjusted to reflect the three-for-two stock split paid March 15, 1999.

(3) The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments.

(4) Hasbro is a worldwide marketer and distributor of children's and family entertainment products, principally engaged in the design, manufacture and marketing of games and toys ranging from traditional to high-tech. During the second quarter of 1999, the Company redefined its focus and method of managing its business into two major areas, Toys and Games. Following this organizational adjustment, within its two key areas, under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are U.S. Toys, Games, International and Global Operations.

In the United States, the U.S. Toy segment includes the design, marketing and selling of boys action figures, vehicles and playsets, girls toys, preschool toys and infant products and creative play products. The Games segment includes the development, marketing and selling of traditional board games and puzzles, handheld electronic games, electronic plush, electronic learning aids and interactive software games based on the Company's owned and licensed brands. Within the International segment, the Company develops, markets and sells both toy and game products in non-U.S. markets. Global Operations manufactures and sources product for the majority of the Company's segments. The Company also has other segments which license certain toy properties and which develop and market non-traditional toy and game based product realizing more than half of their revenues and the majority of their operating profit in the first half of the year, which is contra-seasonal to the rest of the Company's business. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

The accounting policies of the segments are the same as those described in note 1 to the Company's consolidated financial statements for the year ended December 27, 1998.

Amounts shown for the nine months of 1999 are not necessarily representative of those which may be expected for the full year 1999 nor were those of the nine months of 1998 representative of those actually experienced for the full year 1998. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the three and nine months ended September 26, 1999 and September 27, 1998 are as follows.

                                              Three Months
                                              ------------

                                           1999                 1998
                                           ----                 ----
      Net revenues                   External  Affiliate  External  Affiliate
                                     --------  ---------  --------  ---------
        U.S. Toys                  $  309,670          -   272,377         -
        Games                         394,887     50,410   328,058     2,688
        International                 359,740        655   293,675       396
        Global Operations (a)           8,591    293,612     1,884   288,072
        Other segments                 25,291      5,314    49,504     3,575
        Corporate and eliminations          -   (349,991)        -  (294,731)
                                    ---------  --------- --------- ---------
                                   $1,098,179          -   945,498         -
                                    =========  ========= ========= =========

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

                                                  Nine Months
                                                  -----------
                                           1999                 1998
                                           ----                 ----
      Net revenues                   External  Affiliate  External  Affiliate
                                     --------  ---------  --------  ---------
        U.S. Toys                  $  839,194          -   603,389        61
        Games                         906,615     51,766   589,275     1,739
        International                 709,715      3,625   616,842     1,986
        Global Operations (a)          17,216    752,206     2,757   662,040
        Other segments                168,411     13,661   188,112    11,384
        Corporate and eliminations          -   (821,258)        -  (677,210)
                                    ---------  --------- --------- ---------
                                   $2,641,151          - 2,000,375         -
                                    =========  ========= ========= =========

                                       Quarter ended       Nine Months ended
                                     Sep. 26,   Sep. 27,  Sep. 26,   Sep. 27,
                                        1999       1998      1999       1998
                                        ----       ----      ----       ----
      Operating profit
        U.S. Toys                    $ 35,278     30,446    84,313    32,695
        Games (c)                      56,592     34,688    95,224    51,597
        International                  58,817     38,341    33,854    15,306
        Global Operations (a)          (2,090)      (811)   (5,714)  (11,033)
        Other segments                 (8,572)     2,544    22,455    29,564
        Corporate and eliminations      1,084     (5,867)   (1,163)     (504)
                                      -------    -------   -------   -------
                                     $141,109     99,341   228,969   117,625
                                      =======    =======   =======   =======
      Depreciation
        U.S. Toys and Games (b)      $  4,263      3,621    11,054     7,628
        International                   1,263      2,374     5,821     6,998
        Global Operations              19,837     17,141    48,583    45,648
        Other segments                    597        322     2,771     2,013
        Corporate and eliminations      2,114      2,143     8,282     7,171
                                      -------    -------   -------   -------
                                     $ 28,074     25,601    76,511    69,458
                                      =======    =======   =======   =======
      Amortization of intangibles
        U.S. Toys and Games (b)      $ 21,295     10,798    57,293    25,925
        International                   6,039      3,731    18,083    11,218
        Global Operations                 916          -     1,931         -
        Other segments                  2,880      4,746    11,667    12,155
                                      -------    -------   -------   -------
                                     $ 31,130     19,275    88,974    49,298
                                      =======    =======   =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

                                       Quarter ended       Nine Months ended
                                     Sep. 26,   Sep. 27,  Sep. 26,   Sep. 27,
                                        1999       1998      1999       1998
                                        ----       ----      ----       ----

      Capital additions
        U.S. Toys and Games (b)      $  2,694      2,071     7,874     4,961
        International                   2,676      3,262     4,705    18,495
        Global Operations              19,591     27,743    47,850    46,999
        Other segments                     48        654     2,222     2,163
        Corporate and eliminations        758      5,844     4,246    14,925
                                      -------    -------   -------   -------
                                     $ 25,767     39,574    66,897    87,543
                                      =======    =======   =======   =======

                                         Sep. 26, 1999          Sep. 27, 1998
                                         -------------          -------------
      Total assets
        U.S. Toys and Games (b)            $2,702,800              2,124,073
        International                       1,181,310                889,297
        Global Operations                     543,274                394,383
        Other segments                        289,524                331,646
        Corporate and eliminations           (523,639)               (63,095)
                                            ---------              ---------
                                           $4,193,269              3,676,304
                                            =========              =========


(a) The Global Operations segment derives substantially all of its revenues and thus its operating results from intersegment activities.

(b) As a result of the complexity of the Company's organizational changes, it currently is unable to segregate assets and related expenses between the U.S. Toys and Games segments, and thus they are currently reported as one. It is anticipated that such items will be segregated in the future and will then be separately reported. Certain asset related expense items including depreciation and amortization of intangibles have been allocated to segments based upon estimates in order to arrive at segment operating profit.

(c) Included in the third quarter and nine months ended September 27, 1998 is a charge to write-off the $20,000 appraised value of acquired in-process research and development of MicroProse, Inc., which was acquired on September 14, 1998.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


The following table presents consolidated net revenues by classes of principal products for the quarter and nine months ended September 26, 1999 and September 27, 1998.

                                         Quarter ended     Nine Months ended
                                    Sep. 26,   Sep. 27,   Sep. 26,   Sep. 27,
                                      1999       1998       1999       1998
                                      ----       ----       ----       ----

Boys toys                          $  364,200    246,100   937,200   575,900
Games and puzzles                     494,400    410,600 1,033,500   755,700
Interactive software games             34,000     23,500   111,700    58,200
Preschool toys                         76,200    118,600   161,700   200,700
Other                                 129,379    146,698   397,051   409,875
                                      -------    ------- --------- ---------
Net revenues                       $1,098,179    945,498 2,641,151 2,000,375
                                      =======    ======= ========= =========

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

(5) Earnings per share data for the fiscal quarters and nine months ended September 26, 1999 and September 27, 1998 were computed as follows:

                                           1999                 1998
                                    -----------------    -----------------
                                     Basic    Diluted     Basic    Diluted
                                    -------   -------    -------   -------
Quarter
-------
  Net earnings                     $ 85,170    85,170     61,330    61,330
                                    =======   =======    =======   =======

  Average shares outstanding (in
   thousands)                       194,612   194,612    197,053   197,053
  Effect of dilutive securities;
    Options and warrants                  -     5,732          -     7,509
                                    -------   -------    -------   -------
  Equivalent Shares                 194,612   200,344    197,053   204,562
                                    =======   =======    =======   =======

  Earnings per share               $    .44       .43        .31       .30
                                    =======   =======    =======   =======
Nine Months
-----------
  Net earnings                     $131,254   131,254     74,576    74,576
                                    =======   =======    =======   =======

  Average shares outstanding (in
   thousands)                       195,280   195,280    198,519   198,519
  Effect of dilutive securities;
    Options and warrants                  -     8,726          -     7,887
                                    -------   -------    -------   -------
  Equivalent Shares                 195,280   204,006    198,519   206,406
                                    =======   =======    =======   =======

  Earnings per share               $    .67       .64        .38       .36
                                    =======   =======    =======   =======

                        HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


(6) The Company made three major acquisitions during 1998, having an aggregate purchase price of $669,737. On April 1, 1998, the Company acquired substantially all of the business and operating assets of Tiger Electronics, Inc. and certain affiliates (Tiger). On September 14, 1998, the Company acquired MicroProse, Inc. (MicroProse) through a cash tender offer of $6.00 for each outstanding share of MicroProse. Upon completion of a short-form merger, MicroProse became a wholly-owned subsidiary of the Company and each untendered share was converted into the right to receive $6.00 in cash. On October 30, 1998, the Company acquired Galoob Toys, Inc. (Galoob) through a cash tender offer of $12.00 for each outstanding share of Galoob. Upon completion of a short-form merger, Galoob became a wholly-owned subsidiary of the Company and each untendered Galoob share was converted into the right to receive $12.00 in cash.

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

On a pro forma basis, reflecting these three acquisitions as if they had taken place at the beginning of the period, after giving effect to adjustments recording the acquisitions and excluding the charge for in-process research and development, unaudited net revenues, net earnings and basic and diluted earnings per share for the nine months ended September 28, 1998 would have been $2,211,900, $43,300, $.22 and $.21, respectively. These pro forma results are not indicative of either future performance or actual results which would have occurred had the acquisitions taken place at the beginning of the period.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NET EARNINGS AND SEGMENT RESULTS
--------------------------------
Net earnings for the 1999 third quarter and nine months increased to $85,170 and $131,254, respectively, from 1998 levels of $61,330 and $74,576. Diluted earnings per share for the third quarter was $.43 in 1999 and $.30 in 1998. For the nine months ended September 1999, diluted earnings per share was $.64 and $.36 for the same period in 1998. Net revenues and operating profits of the U.S. Toy, Games and International segments increased in both the third quarter and nine months of 1999 over comparable 1998 levels. Impacting the Games segment operating profit in the third quarter and nine months of 1998 was a one-time pre-tax charge of $20,000 to write off the appraised value of acquired in-process research and development of MicroProse, Inc. (MicroProse), which was acquired on September 14, 1998. Operating profit of the Games segment was favorably impacted compared to the prior year periods, absent the effect of the above mentioned one-time charge, by 48% and 92% in the quarter and nine months, respectively, by increased revenues of interactive plush and handheld electronic game products of Tiger Electronics, Inc. (Tiger), which was acquired on April 1, 1998. The overall increase in operating profit of the Games segment was partially offset in the quarter and nine months by a decrease in operating profit compared to the prior year periods, absent the effect of the above mentioned one-time charge, of 56% and 45%, respectively, due to the unfavorable impact of increased costs incurred for the realized and anticipated expansion of the Company's offering of interactive game products. A more detailed discussion of items impacting consolidated net earnings and segment results follows.


NET REVENUES
------------
Net revenues for the third quarter of 1999 increased approximately 16% to $1,098,179 from $945,498 in the third quarter of 1998. This revenue increase reflects the impact of increased shipments of STAR WARS product across all segments, FURBY and computer based games, and sales of POKEMON products across all segments, all partially offset by decreased shipments of U.S. Toys' Preschool products. Revenues were also adversely impacted by $13,800 from the stronger U.S. dollar. For the nine months, revenues were $2,641,151 and $2,000,375 in 1999 and 1998, respectively. In addition to the third quarter factors above, the 1999 nine month amounts reflect the impact of Tiger, the U.S. release of STAR WARS: EPISODE I: THE PHANTOM MENACE in May 1999 and a negative impact of approximately $21,500 from the strengthened U.S. dollar.

GROSS PROFIT
------------
The Company's gross profit margins for the quarter and nine months of 1999 were 59.6% and 60.4%, respectively, compared to 1998 amounts of 57.4% and 57.3%. The improvement primarily reflects higher revenues generated from

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


entertainment based properties and interactive game products, which carry higher gross margins. Secondarily, the removal of excess capacity in our Operations segment resulting from the closure of seven manufacturing facilities throughout 1998 has had a positive impact on gross profit margins.

EXPENSES
--------
Amortization expense in both periods of 1999 was greater than in the comparable periods of 1998, reflecting the Company's 1998 acquisitions (see note 6).

Royalties, research and development expenses for the quarter and year to date increased in both amount and as a percentage of net revenues from comparable 1998 levels. The royalty component, which accounts for 67% of the combined increase, reflects increased volumes across all segments of STAR WARS and POKEMON product which began shipping in the fourth quarter of 1998, as well as Tiger game products. Revenues derived from entertainment based properties, such as STAR WARS and POKEMON, and resultant royalties, while continuous over the life of a contract, are generally higher in amount in the year a theatrical release takes place. It is anticipated that operating profit will also generally be higher in these years. The degree to which revenues, royalties and operating profits fluctuate is dependent not only on theatrical release dates, but video release dates as well. The Company believes the trend of increased royalty expense is likely to continue in line with the expected higher percentage of the Company's product arising from licensed product. Research and development, at $62,022 for the 1999 third quarter increased in both dollars and as a percentage of net revenues from the 1998 amount of $43,165. For the nine months ended September 1999, research and development expenses increased in dollars to $156,110 from the 1998 amount of $117,544 while remaining constant as a percentage of net revenues. The increases primarily reflect the Company's continuing effort to expand interactive game titles and its 1998 acquisitions.

Advertising expense in the third quarter of 1999 decreased in dollars to $117,567 from the 1998 amount of $128,053. For the nine months ended September 1999, advertising expense increased in dollars to $299,925 from $257,023 in the comparable period of 1998. In both the quarter and nine months, advertising decreased as a percentage of net revenues from 1998 amounts. The decrease in dollars in the third quarter and percent of net revenues in both periods reflects the mix of more entertainment based product shipped in 1999 than in the comparable period of 1998. Entertainment based product is not as extensively advertised as the Company's non-entertainment based products.
The increase in dollars on a 1999 year to date basis reflects the inclusion of Tiger.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


Selling, distribution and administration expenses, which, with the exception of distribution costs, are largely fixed, increased in amount during each of the third quarter and nine months of 1999 from comparable 1998 levels. They increased marginally as a percentage of net revenues in the quarter while decreasing as a percentage of net revenues for the nine months. The increase in amount is due primarily to the effect of increased volumes on distribution costs, as well as the inclusion of Tiger and its increased volumes for the full nine months of 1999. The decrease in percentage in the nine month period reflects the increase in 1999 revenue.

During the third quarter of 1998, the Company incurred a one-time charge to write-off the $20,000 appraised value of acquired in-process research and development of MicroProse, which was acquired by the Games segment for approximately $70,000 on September 14, 1998 (see note 6).

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense during the third quarter and nine months of 1999 was $19,190 and $44,788, respectively, compared with $11,308 and $20,036 in 1998. The increase reflects costs associated with debt issued to fund the Company's 1998 acquisitions, the continuation of the Company's share repurchase program and the higher level of business activities in 1999. While consistent with 1998 for the third quarter, the decrease in other nonoperating income, net, for the nine months of 1999 predominately reflects lower earnings from short-term investments than in 1998.

INCOME TAXES
------------
Income tax expense for the quarter and nine months of 1999 was 31.0% of pre-tax income compared with 31.6% for the quarter and 32.0% for the nine months of 1998. The lower percentage versus the nine months of 1998 resulted primarily from the downward trend of the tax on international earnings due to the reorganization of the Company's global business.

OTHER INFORMATION
-----------------
During the past several years the Company has experienced a shift in its revenue pattern wherein the second half of the year has grown in significance to its overall business and, within that half, the fourth quarter has become more prominent. Although the first half of 1999 may represent a greater proportion of full year revenues than the first half of 1998, principally because of the May 19, 1999 theatrical release of STAR WARS: EPISODE 1: THE PHANTOM MENACE, the Company expects that this trend generally will continue. This concentration increases the risk of (a) underproduction of popular items,
(b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. As a result, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At October 24, 1999 and October 25, 1998 the Company's unshipped orders were approximately $860,000 and $580,000, respectively.

Late in the fourth quarter of 1997, the Company announced a global integration and profit enhancement program which anticipated the redundancy of approximately 2,500 employees, principally in manufacturing, and provided for actions in three principal areas: a continued consolidation of the Company's manufacturing operations; the streamlining of marketing and sales, while exiting from certain underperforming markets and product lines; and the further leveraging of overheads. The program has been completed. The Company initially estimated its pretax cost savings from this initiative to be $40,000 in 1998 and $350,000 over the period 1998 through 2002. Because of the unanticipated shortfall in sales to Toys 'R Us during 1998 and changes in product mix, factory utilization rates were not as high as initially anticipated, which resulted in below target savings in 1998. The Company estimates that it realized pretax savings of approximately $30,000 for the full year 1998 and approximately $20,000 for the third quarter and $50,000 for the nine months of 1999. The positive cash flow impact from this program has and will occur largely in the form of reduced outflows for payment of costs associated with the manufacture and sourcing of products.

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

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


As a result, management believes that on an interim basis, rather than discussing only its cash flows, a better understanding of its liquidity and capital resources can be obtained through a discussion of the various balance sheet categories as well. Also, as several of the major categories, including cash and cash equivalents, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter, again due to the seasonality of its business and the extended payment terms offered, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior year-end.

Receivables were $1,167,660 at the end of September 1999 compared to $1,030,751 at the end of September 1998. The increase reflects higher nine month revenues and the impact of 1998 acquisitions, offset by the increased impact of the Company's letter of credit business and entertainment based toy and game business, both of which have shorter payment terms. Inventories increased to $438,662, or 14.3%, from $383,809 in September 1998, reflecting the Company's 1998 acquisitions and build up for increased 1999 activity. Other current assets increased to $552,274 at September 1999 from $336,261 at September 1998. Of this increase, 70% reflects advance royalties under the STAR WARS license agreement and 13% reflects the impact of the MicroProse acquisition. Trade payables and accrued liabilities both decreased from the comparable 1998 levels, due primarily to the 1998 impact of unpaid balances relating to the Tiger acquisition. Included in trade payables at September 1999 is $3,749 of current installments of long-term debt of subsidiaries within the International segment. The 1999 impact of these changes are reflected in the $305,664 of net cash utilized by operating activities for the nine months.

Property, plant and equipment and other assets, as a group, increased from their September 1998 levels, reflecting the Company's August 13, 1999 acquisition of Europress, a veteran software publisher in the United Kingdom, the 1998 fourth quarter acquisition of Galoob as well as several acquisitions of product rights, licenses and investments during the most recent twelve months. This increase in non-current assets was partially offset by twelve additional months of depreciation and amortization expense. Net cash utilized by these investing activities for the nine months ended September 26, 1999 was $100,961.

Net borrowings (short and long-term borrowings less cash and cash equivalents) increased to $1,188,362 at September 26, 1999 from $631,110 at September 27, 1998. This reflects the use of approximately $516,000 of cash in the prior twelve months for investments and acquisitions and the Company's continued repurchase of its common stock, both of which are traditionally funded through a combination of cash provided by operating activities and short and long-term borrowings. During the second quarter of 1999, the Company accelerated a portion of its planned 1999 share buyback through the purchase of 3.1 million

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


shares of its common stock (obtained through the exercise of a warrant) from DreamWorks LLC, at market price. The increase in net borrowings is also impacted by the advance royalty payments made in the fourth quarter of 1998 and second quarter of 1999 under the STAR WARS license agreement, discussed above. In November 1998, the Company issued $100,000 of 5.60% notes due November 1, 2005. At September 26, 1999, the Company had committed unsecured lines of credit totaling approximately $730,000 available to it. It also had available uncommitted lines approximating $660,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $930,000 was in use at September 26, 1999. Net cash provided by financing activities for the nine months of 1999 was $340,286.

YEAR 2000
---------
The Company has developed plans that address its possible exposure from the impact of the Year 2000. A global cross-functional team of employees is managing this project. The team meets regularly and makes periodic reports on its progress to a management steering committee, the Audit Committee of the Board of Directors and the Board of Directors.

The Company has completed the awareness and assessment phases of this project through the inventorying and assessment of its critical financial, operational (including imbedded and non-information technology) and information systems. The remediation phase is substantially complete. Modifications or replacements of remaining non-critical, non-compliant systems are in progress. A planned global 'enterprise' system has become operational at several of the Company's major units, replacing a number of older non-compliant systems. The Company is now in the validation and implementation phases and believes that 100% of its mission critical systems are currently Year 2000 compliant. The Company believes that 100% of all systems will be compliant or operating under contingency plans, discussed below, by mid-December 1999. Excluding costs related to the enterprise system, the Company's out of pocket costs associated with becoming Year 2000 compliant are estimated to approximate $3,000. These costs are being expensed as incurred and approximately $2,000 of this amount has been spent to date.

The Company has completed its review of the Year 2000 readiness of its customers, vendors and service providers. This review process included both obtaining confirmation from these business partners of their readiness as well as reviews of such readiness at key vendors by independent third party consultants. The Company will continue to monitor its customers, vendors and service providers for Year 2000 compliance and progress made on any necessary remediation plans. Nothing has come to the attention of the Company that would lead it to believe that its material customers, vendors and service providers will not be Year 2000 ready.

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

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


RECENT INFORMATION
------------------
On September 30, 1999, the Company completed its previously announced acquisition of Wizards of the Coast, Inc., a privately held publisher of hobby games and fantasy and science fiction literature, for approximately $325,000, subject to post closing adjustment and certain contingent payment rights. To fund this transaction, the Company issued commercial paper supported by a short-term $350,000 credit agreement.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000, requiring the Company to adopt the standard not later than the beginning of fiscal 2001. SFAS 133 will require that the Company record all derivatives, such as foreign exchange contracts, on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as an offset to the changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. Any portion of a hedging derivative's change in fair value, which does not offset the change in fair value of the underlying exposure, will be immediately recognized in earnings. The Company does not believe adoption of SFAS 133 will have a material impact on either its financial condition or results of operations.

PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None.

Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Nine Months Ended September 26, 1999 and September 27, 1998.

            11.2 Computation of Earnings Per Common Share - Quarter Ended September 26, 1999 and September 27, 1998.

            12 Computation of Ratio of Earnings to Fixed Charges - Nine Months and Quarter Ended September 26, 1999.

            27    Article 5 Financial Data Schedule - Third Quarter 1999

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated October 14, 1999, was filed by the Company and included the Press Release, dated October 14, 1999, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and nine months ended September 26, 1999 and September 27, 1998 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: November 10, 1999                       By: /s/ Alfred J. Verrecchia
                                                  ------------------------
                                                       Alfred J. Verrecchia
                                                  Executive Vice President,
                                                  Global Operations and Chief
                                                  Financial Officer
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)

                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                  For the Period Ended September 26, 1999


                               Exhibit Index


Exhibit
  No.                            Exhibits
-------                          --------

  11.1        Computation of Earnings Per Common Share -
               Nine Months Ended September 26, 1999 and September 27, 1998

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended September 26, 1999 and September 27, 1998

  12          Computation of Ratio of Earnings to Fixed Charges -
               Nine Months and Quarter Ended September 26, 1999

  27          Article 5 Financial Data Schedule - Third Quarter 1999