Form 10-K405
period 1999-12-26
HASBRO INC
filed 2000-03-24
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 1999   Commission file number 1-6682
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

Common Stock                                        New York Stock Exchange
Preference Share Purchase Rights                    New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold on March 17, 2000 was $2,682,790,863.

The number of shares of Common Stock outstanding as of March 17, 2000 was 190,384,899.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

  Selected information contained in registrant's Annual Report to Shareholders for the fiscal year ended December 26, 1999, is included as
Exhibit 13, and incorporated by reference into Parts I and II of this Report.


                                    PART I

ITEM  1.  BUSINESS
          --------
  (a) General Development of Business
      -------------------------------
  Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company" means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

  The Company is a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. Both internationally and in the U.S., its PLAYSKOOL, KENNER, TONKA, ODDZON, SUPER SOAKER, MILTON BRADLEY, PARKER BROTHERS, TIGER, HASBRO INTERACTIVE, MICROPROSE, GALOOB and WIZARDS OF THE COAST brands and products provide what the Company believes to be the highest quality and most recognizable play experiences in the world. Included in its offerings are games, including traditional board and card, hand-held electronic, electronic interactive plush, electronic learning aid, children's consumer electronic, trading card, roleplaying and interactive software games and puzzles. Toy offerings include boys' action, preschool, creative play and girls' toys, dolls and plush products. The Company also licenses various trademarks, characters and other property rights for use in connection with the sale by others of noncompeting toys and non-toy products.

  (b) Description of Business Segments and Products
      ---------------------------------------------
  During the second quarter of 1999, the Company redefined its focus and method of managing its business into two major areas, Toys and Games. Following this organizational adjustment the Company's reportable segments are U.S. Toys, Games, International and Global Operations. Financial information with respect to the Company's segments is included in the Annual Report to Shareholders for the fiscal year ended December 26, 1999. Prior period amounts have been reclassified to reflect the Company's current segments.

In the United States, the U.S. Toy segment includes the design, development, marketing and selling of boys action figures, vehicles and playsets, girls toys, preschool toys and infant products and creative play products. The Games segment includes the design, development, marketing and selling of traditional board and card games and puzzles, handheld electronic games, electronic interactive plush, children's consumer electronics, electronic learning aids, trading card and roleplaying games and interactive software games based on the Company's owned and licensed brands. Within the International segment, the Company designs, develops, markets and sells both toy and game products in non-U.S. markets. Global Operations manufactures and sources product for the majority of the Company's segments. The Company also has other segments which license certain toy properties and which develop and market non-traditional toy and game based product realizing more than half of their revenues and the majority of their operating profit in the first half of the year, which is contra-seasonal to the rest of the Company's business. These other segments do not meet the quantitative thresholds for reportable segments.

    (i) U.S. Toy
        --------
  In the U.S. Toy segment, the Company's products are marketed as boys' toys, girls' toys, preschool and creative play.

  Boys' toys are offered in a wide range of products, many of which are tied to entertainment properties, including STAR WARS, POKEMON and BATMAN toys and accessories. The Company also offers such popular properties as G.I. JOE, BEAST WARS and BEAST MACHINES TRANSFORMERS action figures, WINNER'S CIRCLE line of die cast vehicle assortments, MICRO MACHINES and the TONKA line of trucks. In 2000, the Company will be launching Europe's number one boys action figure, ACTION MAN, in the U.S., as well as an expanded line of POKEMON toys and collectibles.

  Hasbro's girls' toys include STUART LITTLE plush and figures based on the hit motion picture and the classic RAGGEDY ANN and RAGGEDY ANDY rag dolls. In 2000, the Company will be introducing MY REAL BABY, a doll that interacts with a child through realistic sounds, actions and facial expressions, MAKEUP MINDY, a special feature doll, as well as a line of dolls based on the popular S CLUB 7 musical group.

  The preschool products include a portfolio of key brands, such as PLAYSKOOL, BARNEY and TELETUBBIES. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, SIT 'N SPIN, GLOWORM, as well as a successful line of infant toys such as KICK START GYM, and preschool role-play products. The BARNEY brand includes a complete line of preschool toys such as the BARNEY SONG MAGIC BANJO. The TELETUBBIES line of products is inspired by the public television program featuring TINKY WINKY, DIPSY, LAA-LAA and PO. In 2000, the U.S. Toy segment introduces a product line based on the newest television program from the Children's Television Workshop and Columbia TriStar Television Group, DRAGON TALES, which airs on PBS. Additionally, new products being introduced during 2000 are the PLAYSKOOL FIRST STARTS infant line, the interactive, customizable ESPECIALLY MY BARNEY and MUNCH 'N SLURP TELETUBBIES plush toys.

  Creative Play items for both girls and boys include such classic lines as PLAY-DOH, EASY-BAKE OVEN and LITE-BRITE and SPIROGRAPH design toys. During 2000, the Company will be offering new PLAY-DOH playsets featuring POKEMON,

DRAGON TALES and BARNEY, licensed refill bake sets for the EASY-BAKE OVEN, including MCDONALD'S pies and EGGO waffles, as well as POKEMON ENERGY BEAD bracelets and LITE BRITE POKEMON PICTURE AND PEG set.

    (ii) Games
         -----
  The Company markets its games and puzzles under several well known brands, including MILTON BRADLEY, PARKER BROTHERS, TIGER, WIZARDS OF THE COAST, HASBRO INTERACTIVE AND MICROPROSE.

  The MILTON BRADLEY and PARKER BROTHERS brand portfolios consist of a full line of games for children, families and adults. The Company's staple items include MONOPOLY, BATTLESHIP, THE GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, CLUE, SORRY!, RISK, BOGGLE, OUIJA and TRIVIAL PURSUIT as well as a line of traditional and three dimensional puzzles. Traditional card game offerings include MILLE BORNES, ROOK and RACK-O. The Company has put in place a series of marketing initiatives designed to encourage game play among a wide variety of audiences, including MY FIRST GAMES, FAMILY GAME NIGHT and GET TOGETHER GAMES. New in 2000 will be TOP IT, an electronic game incorporating the basic elements of hacky sack, paddleball and the highly successful BOP IT, TRUE YOU PERSONALITY PROFILER, a talking personality profile game, and SILLY SIX PINS, an interactive preschool bowling game with talking pins.

  TIGER brand products lead the industry in technology-driven entertainment and lifestyle products for the whole family. Popular handheld electronic games include WHEEL OF FORTUNE, JEOPARDY, CONCENTRATION and THE PRICE IS RIGHT, as well as a line of NASCAR-themed racing electronic games, and for 2000, WHO WANTS TO BE A MILLIONAIRE, also available in a tabletop version. Electronic interactive plush includes the popular FURBY line. Electronic learning aids include licensed product featuring WINNIE THE POOH, RUGRATS and BARNEY. Innovative items in the 2000 line include the interactive animatronic SHELBY, a special friend of FURBY, and INTERACTIVE YODA, who has a vocabulary of more than 800 words and phrases. Consumer electronic offerings for 2000 include LIGHTNING MAIL, a message device the size of a small cell phone which allows users to send and receive free email messages from anywhere in the world and YAHOO!CAM!, a palm-sized, digital camera capable of taking color pictures and posting them to the user's web site. In 2000, a new line of WINNIE THE POOH electronic learning aids will be introduced along with a line of games based on the FRANKLIN property from NICK JR. Also new for 2000 is a line of interactive pets featuring POO-CHI, which uses advanced bio-rhythmic technology to create realistic emotional responses that adapt and change as it is played with, and the futuristic I-CYBIE, which goes through several stages of development from puppy to adult dog.

  WIZARDS OF THE COAST trading card and roleplaying games include the popular POKEMON, MAGIC: THE GATHERING and DUNGEONS AND DRAGONS. MAGIC: THE GATHERING, created in 1993, has worldwide popularity, with more than six million players in 52 countries. WIZARDS OF THE COAST has a unique organized play program for its trading card games, sponsoring thousands of game tournaments around the world. The Company operates approximately 70 retail stores under the WIZARDS OF THE COAST and GAME KEEPER names which not only sell games of all types, but provide customers with a place to play games. New for 2000 is MAJOR LEAGUE BASEBALL SHOWDOWN 2000, a card game which allows players to assemble their own lineups, collect their favorite baseball players and compete against other players' teams, BASE SET 2 and the TEAM ROCKET expansion for the POKEMON trading card game, and the HARRY POTTER trading card game, based on the NEW YORK TIMES best-selling novels.

  The HASBRO INTERACTIVE brands include PC CD-ROM and video games based on original and licensed content and the Company's games and brands. For 1999, this includes ROLLERCOASTER TYCOON, the number one PC game in the U.S. for 1999 based on number of units sold, FROGGER for the PC and PLAYSTATION game console and TONKA CONSTRUCTION and CD-ROM playsets which hook onto computer keyboards and combine traditional play with computer games. A line of strategy and action games is published under the MICROPROSE brand, a full line of classic arcade games under the ATARI brand and family games based on hit game show titles such as WHEEL OF FORTUNE and JEOPARDY and the premier family games MONOPOLY and SCRABBLE. A streamlined product offering in 2000 includes FROGGER 2, PAC-MAN for the PC, MONOPOLY TYCOON, and new PC CD-ROM playsets, TONKA DIG 'N RIG and BARNEY, as well as a sports game, NASCAR HEAT. Additionally, video games for the entire family available on the PLAYSTATION platform for 2000 will include TONKA SPACE STATION, NASCAR RACERS, NICKTOONS RACING and WHEEL OF FORTUNE 2.

  On December 15, 1999, the Company announced plans to launch its online games portal, Games.com. Games.com will initially offer an extensive line-up of at least 50 branded games. Games.com will also incorporate strong community features, including online chat capabilities, tournaments, plus an online store where consumers can purchase games and related products. Over time, Games.com will highlight Hasbro's powerful games content in six different channels: Family, Kids, Arcade, Game Shows, Sports, and Avid Gamer. The Company has entered into a non-binding memorandum of understanding with Go2Net, Inc. (Go2Net) for a three-year licensing and distribution agreement. Go2Net will provide technology and engineering support to build out the site, plus software for community monitoring and management, chat features, and message boards. Games.com will include three primary revenue sources, generating income via advertising, a Games.com store and premium subscription services on the site.

    (iii) International
          -------------
  In addition to the United States, the Company operates in more than 25 countries which sell a representative range of the toy and game brands and products marketed in the United States, together with some items which are sold only internationally. International revenues in 1999 were led by sales of ACTION MAN, STAR WARS, FURBY and TELETUBBIES. New products for 2000 include those noted in the U.S. Toy and Game segments above, as well as TWEENIES, a toy line based upon a successful new preschool television program from the producers of TELETUBBIES.

    (iv) Global Operations
         -----------------
  The Company manufactures products in the United States, Mexico, the United Kingdom, Ireland and Spain and sources products, largely through a Hong Kong subsidiary working primarily through unrelated manufacturers in various Far East countries, primarily China. In December, 1999, the Company announced it would close its manufacturing operations in Tijuana, Mexico, and Ashford, United Kingdom. The closures will be complete in 2000. See "Manufacturing and Importing" below.

    (v) Other Information
        -----------------
  The Company has other segments which promote and out-license intellectual property on a more focused basis, and design, develop and market certain traditional and non-traditional toy and game based product including the SUPER SOAKER line of water products, KOOSH brand products and for 2000, the NERF line of soft action play equipment and a TINKERTOY classic line, made entirely of wood and containing the same accessories that were part of the original playset.

  To further extend its range of products in its various segments, the Company has Hong Kong units which market directly to retailers a line of high quality, low priced toys, games and related products, primarily on a direct import basis.

  In addition, certain products are licensed to other companies for certain countries where the Company does not otherwise have a presence.

  During the 1999 fiscal year, combined revenues across all segments from the FURBY line of products and the STAR WARS boys toys line of products contributed 13% and 12%, respectively, of consolidated net revenues of the Company.

  Working Capital Requirements
  ----------------------------
  Production has been financed historically by means of short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The revenue pattern of the Company continues to shift with the second half of the year growing in significance to its overall business and, within that half, the fourth quarter being the more prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases within or close to the fourth quarter holiday consumer selling season, which includes Christmas. The Company expects that this trend will continue. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company has licenses for promotional product and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders being placed for immediate delivery. The Company's unshipped orders at March 5, 2000 and February 28, 1999 were approximately $375,000,000 and $570,000,000, respectively. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 2000 are not substantially different from those employed in 1999.

  As part of the traditional marketing strategies of the toy industry, many sales made early in the year are not due for payment until the fourth quarter or early in the first quarter of the subsequent year, thus making it necessary for the Company to borrow significant amounts pending these collections. During the year, the Company relies on internally generated funds and short-term borrowing arrangements, including commercial paper, to finance its working capital needs. As of March 5, 2000, the Company has available to it unsecured lines of credit, which it believes are adequate, of approximately $1,300,000,000 including a $350,000,000 long-term and a $350,000,000 short-term revolving credit agreement with a group of banks, which is used as a back-up to commercial paper issued by the Company.

  Royalties, Research and Development
  -----------------------------------
  The Company's business is based to a substantial extent on the continuing development of new products and the redesigning of existing items for continuing market acceptance. In 1999, 1998 and 1997, approximately $254,599,000, $184,962,000 and $154,710,000, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's staff of designers, artists, model makers and engineers.

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

  The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of familiar movie, television and comic strip characters, for whose rights the Company competes with other toy manufacturers. Licensing fees are generally paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements. Under terms of agreements existing at December 26, 1999, in certain circumstances the Company may be required to pay an aggregate of up to $665,000,000 in guaranteed or minimum royalties between 2000 and 2007. Of this amount, approximately $233,000,000 has been paid. Approximately $83,000,000 is included in the $111,523,000 of prepaid royalties which are a component of prepaid expenses and other current assets on the balance sheet. Included in other assets is $150,000,000 representing the long-term portion of the amount paid in 1999. Of the remaining unpaid minimum guaranty, Hasbro may be required to pay approximately $88,000,000, $84,000,000, $130,000,000, $6,000,000, $2,000,000 and $122,000,000 in 2000,
2001, 2002, 2003, 2004 and 2005, respectively. Such payments are related to royalties which are expected to be incurred on anticipated revenues in the years 2000 through 2007.


  Marketing and Sales
  -------------------
  The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other retailers, large and small. The Company and its subsidiaries employ their own sales forces which account for the majority of sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. With the acquisition of Wizards of the Coast, Inc. in the fourth quarter of 1999, the Company acquired a specialized line of retail stores featuring game, hobby and related products and an area for in-store game play, as well as an online retail site. The Company maintains showrooms in New York and selected other major cities world-wide as well as at most of its subsidiary locations. Although the Company has more than 2,000 customers in the United States and Canada, most of which are wholesalers, distributors or large chain stores, there has been significant consolidation at the retail level over the last several years. In other countries, the Company has in excess of 20,000 customers, many of which are individual retail stores. During 1999, sales to the Company's two largest customers, Wal-Mart Stores, Inc. and Toys `R Us, Inc., represented 16% each of consolidated net revenues, and sales to its top ten customers accounted for approximately 56% of consolidated net revenues.

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

  In 1999, the Company spent approximately $456,978,000 in advertising, promotion and marketing programs compared to $440,692,000 in 1998 and $411,574,000 in 1997.

Manufacturing and Importing
  ---------------------------
  During 1999, the Company manufactured its products in four principal facilities, East Longmeadow, Massachusetts, Waterford, Ireland, Tijuana, Mexico and Valencia, Spain. As part of the consolidation program announced in December 1999, the Company announced it is closing the facility in Tijuana, Mexico, as well as a smaller facility in Ashford, United Kingdom. Most of its products are manufactured from basic raw materials such as plastic and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. The Company's manufacturing process includes injection molding, blow molding, metal stamping, spray painting, printing, box making and assembly. The Company purchases certain components and accessories used in its toys and games and some finished items from United States manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other countries. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many products imported by the Company. The Company believes that the manufacturing capacity of its facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers is adequate to meet the foreseeable demand for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary.

  However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by the Company from, or the loss of "normal trade relations" status by, the People's Republic of China could significantly increase the cost of the Company's products imported into the United States or Europe.

  Prices for resin increased in the latter part of 1999 due to rising oil prices. If this trend of rising oil prices continues, the Company expects its manufacturing and transportation costs to increase, which could have a negative impact on its gross margin.

  The Company makes its own tools and fixtures but purchases dies and molds principally from independent United States and international sources. The Company's North American production departments operate on a two-shift basis and its molding departments operate on a continuous basis through most of the year.

  Competition
  -----------
  The Company's business is highly competitive and it competes with several large and many small United States and international manufacturers. The Company is a worldwide leader in the design, manufacture and marketing of games and toys.

  Employees
  ---------
  The Company employs approximately 9,500 persons worldwide, approximately 4,600 of whom are located in the United States.

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

  During 1998, the CPSC released the results of a study of a chemical, diisononyl phthalate ("DINP") used to soften some plastic toys and children's products. The study concluded that few if any children are at risk from DINP because the amount that they ingest does not even come close to a harmful level. Therefore, the CPSC staff did not recommend a ban on these products. However, the CPSC indicated that the study identified several areas of uncertainty where additional scientific research is needed. The CPSC has formed a Chronic Hazard Advisory Panel which will review the scientific evidence and is expected to make a report within a year. The CPSC staff requested the industry to remove DINP from soft rattles and teethers. This request was honored by the industry, including the Company. Canada and the European Union have requested or required similar removal of DINP from products meant to be mouthed by children. Removal of such products from the marketplace has not materially affected the Company.

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

  In the wake of the ALJ's decision, numerous antitrust actions were filed naming Toys "R" Us, the Company, and certain other toy manufacturers as defendants. All of these actions generally alleged that Toys "R" Us orchestrated an illegal conspiracy with various toy manufacturers to improperly cut-off supplies of popular toys to the warehouse clubs and other low margin retailers that compete with Toys "R" Us. The Company was named as a defendant in twenty-seven private antitrust class actions in federal courts in California, Illinois, Maryland, New Jersey, New York, Pennsylvania and

Vermont, all of which purport to represent nationwide classes of customers. These actions allege, among other things, violations of the Sherman and Clayton Acts. In addition, on October 2, 1997, the Attorney General of the State of New York ("NYAG") filed an action against Toys "R" Us, the Company, and several other toy manufacturers alleging violations of federal and state antitrust law, on behalf of all persons in the State of New York who purchased toy products from retailers from 1989 to the present. The NYAG complaint was amended to add as plaintiffs attorneys general from an additional forty-three states, the District of Columbia and the Commonwealth of Puerto Rico.

  On February 11, 1998, the Judicial Panel on Multi-District Litigation consolidated and transferred, for all pretrial proceedings, the NYAG action and all of the pending private actions in the federal courts. The consolidated cases were titled In Re Toys "R" Us Antitrust Litigation, MDL-1211 and were pending in the Federal District Court in the Eastern District of New York.

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

  On December 9, 1998, Hasbro entered into a Settlement Agreement and Release with the State Attorneys General and the Private Plaintiffs with respect to all of the pending state and federal actions. This settlement was not material to the Company.

  On February 17, 2000, the Court approved the Settlement Agreement and Release, and entered a Final Judgment and Order of Dismissal. This has the effect of finally dismissing all claims pending against Hasbro in the state and federal actions, including all claims brought by the State Attorneys General and the private plaintiffs.


  Forward-Looking Information
  ---------------------------
  From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements are inherently subject to risks and uncertainties, many of which are known by, or self-evident to, the investing public. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will" and "would." In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of Hasbro's business include the following and are also delineated in the Risk Factors section below:

   1) The Company's ability to manufacture, source and ship new and continuing products in a timely manner and customers' and consumers' acceptance of those products in a competitive product environment;

   2) The impact of competition on revenue, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment;

   3) Economic conditions, currency fluctuations and government regulations and other actions in the various markets in which the Company operates throughout the world;

   4) The inventory policies of retailers, including the continuing trend of concentration of Hasbro's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management practices, which increases the risk of the Company's underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules;

   5) The impact of market conditions, third party actions or approvals and the impact of competition that could delay or increase the cost of implementation of our Consolidation Program or alter our actions and reduce actual results;

   6) The risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization;

   7) With respect to our online game site initiative, technical difficulties in adapting games to online format and establishing the online game site that could delay or increase the cost of the site becoming operational; the acceptance by customers of the games and other products and services to be offered at our online game site; competition from other online game sites and other game playing formats; and the fact online game revenues may not be sufficient to cover the significant advertising expenditures required or the support, service and product enhancement demands of online users; and

   8) Other risks and uncertainties as are or may be detailed from time to time in Hasbro's public announcements and filings with the Securities and Exchange Commission including without limitation the Risk Factors described below.


  Risk Factors
  ------------
    Consumer preferences are difficult to predict and the introduction of new products is critical to the family entertainment industry.

  Our business and operating results depend largely upon the appeal of our family entertainment products, principally games and toys. A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on our business financial condition and results of operations. Our continued success will depend on our ability to redesign, restyle and extend our existing family entertainment product lines and to develop, introduce and gain customer acceptance of new family entertainment product lines. However consumer preferences with respect to family entertainment are continuously changing and are difficult to predict. Individual family entertainment products typically have short life cycles. There can be no assurances that:

  1) Any of our current products or product lines will continue to be popular for any significant period of time;

  2) Any new products and product lines introduced by us will achieve an adequate degree of market acceptance; or

  3) Any new product's life cycle will be sufficient to permit us to recover development, manufacturing, marketing and other costs of the product.

    Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season. Further, this seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response management techniques.

  Sales of our family entertainment products at retail are seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response management techniques. These customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, which to a large extent occur during September through December, rather than maintaining large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and shift a significant portion of inventory risk and carrying costs to the supplier. The limited inventory carried by retailers may also reduce or delay retail sales. Additionally, the logistics of supplying more and more product within shorter time periods will increase the risk that we fail to achieve tight and compressed shipping schedules. This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. Our failure to accurately predict and respond to consumer demand could result in our underproducing popular items and overproducing less popular items.

    The continuing consolidation of our retail customer base means that changes in the purchasing policies of our major customers could have a significant impact on us.

  If some of our major customers were to cease doing business with us, or to significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. For the fiscal year ended December 26, 1999, Wal-Mart Stores, Inc. and Toys R Us, Inc. each accounted for approximately 16% of our consolidated net revenues and our ten largest customers, including Wal-Mart and Toys R Us, in the aggregate accounted for approximately 56% of our consolidated net revenues.

    We may not realize anticipated benefits of acquisitions or these benefits may be delayed or reduced in their realization.

  Acquisitions have been a significant part of our growth over the years and have enabled us to further broaden and diversify our product offerings. While we target companies having what we believe to be attractive family entertainment product offerings, there can be no assurance that the products of companies we acquire will continue to be popular. In addition, in some cases, we expect that the integration of the product lines of the companies that we acquire into our operations will create production, marketing and other operating synergies. We believe that creating these synergies can create greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other synergies. However, we can provide no assurances that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies with what we believe to have strong and creative management, in which case we plan to create synergies by operating them autonomously rather than integrating them into our operations. There can be no assurance, however, that the key talented individuals at these companies will continue to work for us after the acquisition or that they will continue to develop popular and profitable products or services.

    Our sales and manufacturing operations outside the United States subject us to risks normally associated with international operations.

  Various international risks could negatively impact our international sales and manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 26, 1999, our international net revenues comprised approximately 33% of our total consolidated net revenues. We expect our international sales to continue to account for a significant and growing portion of our revenues. Additionally, we have manufacturing facilities in Ireland and Spain and utilize third-party manufacturers principally in the Far East. These sales and manufacturing operations are subject to the risks normally associated with international operations, including:

  1) Currency conversion risks and currency fluctuations;

  2) Limitations, including taxes, on the repatriation of earnings;

  3) Political instability, civil unrest and economic instability;

  4) Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

  5) Complications in complying with laws in varying jurisdictions and changes in governmental policies;

  6) Natural disasters and the greater difficulty and expense in recovering therefrom;

  7) Transportation delays and interruptions; and

  8) The imposition of tariffs.

Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, Hasbro's operations would be disrupted while alternative sources of products were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of "normal trade relations" status by, the Peoples Republic of China could significantly increase our cost of products imported into the United States or Europe.


  (c) Financial Information About International and United States
      -----------------------------------------------------------
       Operations and Export Sales
       ---------------------------
  The information required by this item is included in note 16 of Notes to Consolidated Financial Statements in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  2.  PROPERTIES
          ----------
                                                                    Lease
                                              Square   Type of    Expiration
Location              Use                       Feet   Possession    Dates
--------              ---                      ------  ----------  ----------

Rhode Island
------------
 Pawtucket (1)(2)(3)  Administrative, Sales
                       & Marketing Offices &
                       Product Development    343,000     Owned        --
 Pawtucket (2)        Executive Office         23,000     Owned        --
 East Providence (2)  Administrative Office   120,000     Leased      2004

California
----------
 Ontario (1)          Warehouse               432,000     Leased      2002
 Napa (3)             Office & Warehouse      400,000     Leased      2013
 Alameda (1)          Product Development      38,400     Leased      2002

Illinois
--------
 Vernon Hills (1)     Office & Warehouse       21,000     Leased      2002

Massachusetts
-------------
 East Longmeadow      Office, Manufacturing
  (1)(4)               & Warehouse          1,147,500     Owned        --
 East Longmeadow (4)  Warehouse               500,000     Leased      2000
 Beverly (1)          Office                  100,000     Owned        --

Maryland
--------
 Hunt Valley (1)      Product Development      29,900     Leased      2003

New Jersey
----------
 Mt. Laurel (3)       Office                   11,000     Leased      2001

New York
--------
 New York(1)(2)(3)(5) Office & Showroom       106,800     Leased      2011
 New York(1)(2)(3)(5) Office & Showroom        17,200     Leased      2006

Ohio
----
 Cincinnati (1)       Office                  174,000     Leased      2007
 Cincinnati (1)       Warehouse                31,800     Leased      2008

Texas
-----
 El Paso (4)          Warehouse               696,000     Leased      2008
 Dallas (1)           Warehouse               127,000     Leased      2003

Washington
----------
 Renton (1)           Offices                 158,000     Leased      2003

Australia
---------
 Lidcombe (5)         Office & Warehouse      161,400     Leased      2002
 Eastwood (5)         Office                   16,900     Leased      2001

Argentina
---------
 Buenos Aires (5)     Office and Warehouse     54,000     Leased      2000

Austria
-------
 Vienna (5)           Office                    4,000     Leased      2000

Belgium
-------
 Brussels (5)         Office & Showroom        20,700     Leased      2000

Canada
------
 Montreal (5)         Office, Warehouse
                       & Showroom             133,900     Leased      2001
 Mississauga (5)      Sales Office & Showroom  16,300     Leased      2004
 Montreal (5)         Warehouse                88,100     Leased      2001

Chile
-----
 Santiago (5)         Warehouse                23,800     Leased      2000
 Santiago (5)         Office                    3,500     Leased      2000

Denmark
-------
 Glostrup (5)         Office                    9,200     Leased      2004

England
-------
 Uxbridge (5)         Office & Showroom        94,500     Leased      2013

France
------
 Le Bourget du Lac(5) Office & Warehouse      108,300     Owned        --
 Savoie Technolac (5) Office                   33,500     Owned        --
 Creutzwald (5)       Warehouse               217,200     Owned        --
 Gresy (5)            Warehouse                24,500     Leased      2000

Germany
-------
 Dietzenbach (5)      Office                   43,000     Leased      2006
 Soest (5)            Office & Warehouse      164,200     Owned        --
 Boner (5)            Office & Warehouse      111,300     Owned        --

Greece
------
 Athens (5)           Office & Warehouse       25,100     Leased      2007

Hong Kong
---------
 Kowloon (1)(3)(4)(5) Offices                  35,000     Leased      2000
 Kowloon (1)(3)(4)(5) Offices                  62,200     Leased      2002
 New Territories (4)  Office & Warehouse       17,800     Leased      2001
 New Territories (4)  Warehouse                11,500     Leased      2002

Hungary
-------
 Budapest (5)         Office                    6,300     Leased      2000

Ireland
-------
 Waterford (4)        Office, Manufacturing
                       & Warehouse            244,400     Owned        --

Italy
-----
 Milan (5)            Office & Showroom        12,100     Leased      2002

Mexico
------
 Tijuana (4)          Office, Manufacturing
                       & Warehouse            143,800     Leased      2000
 Tijuana (4)          Manufacturing &
                       Warehouse              205,000     Leased      2000
 Periferico (5)       Office                   16,100     Leased      2003
 Carretera (5)        Warehouse               215,500     Leased      2005

The Netherlands
---------------
 Ter Apel (5)         Warehouse                79,400     Leased      2000
 Utrecht  (5)         Office                   17,000     Leased      2003

New Zealand
-----------
 Auckland (5)         Office & Warehouse      110,900     Leased      2005

Peru
----
 Lima (5)             Warehouse                32,400     Leased      2000
 Lima (5)             Office                   11,000     Leased      2000

Poland
------
 Warsaw (5)           Office & Warehouse       11,100     Leased      2001

Portugal
--------
 Estoril-Lisboa (5)   Office                    2,900     Leased      2003

Singapore
---------
 Singapore (5)        Office & Warehouse        9,300     Leased      2000

Spain
-----
 Valencia (4)(5)      Office, Manufacturing
                       & Warehouse            322,700     Owned        --
 Valencia (4)(5)      Office, Manufacturing
                       & Warehouse            144,800     Leased      2011

Sweden
------
 Vosby (5)            Office                    7,400     Leased      2003

Switzerland
-----------
 Berikon (5)          Office & Warehouse       25,000     Leased      2000
 Delemont (5)         Office                    9,200     Leased      2004

Taiwan
------
 TPE County (5)       Warehouse                14,400     Leased      2000

Wales
-----
 Newport (5)          Warehouse                75,000     Leased      2003
 Newport (5)          Warehouse               170,000     Owned        --

     (1) Property used in the U.S. Toy or Games segment.
     (2) Property used in the Corporate area.
     (3) Property used in Other segments.
     (4) Property used in the Global Operations segment.
     (5) Property used in the International segment.

  In addition to the above listed facilities, the Company either owns or leases various other properties approximating 442,000 square feet which are utilized by its various segments and include retail and game play locations operated under the WIZARDS OF THE COAST and GAME KEEPER names. The Company also either owns or leases an aggregate of approximately 1,173,000 square feet, predominately relating to the Global Operations segment, not currently being utilized in its operations. Most of these properties are being leased, subleased or offered for sublease or sale.

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

  In January 2000, the Company entered into a settlement agreement and order with the U.S. Consumer Products Safety Commission (CPSC) relating to the PLAYSKOOL FOLD 'N TRAVEL INFANT CARRIER, which was the subject of a voluntary recall by the Company in 1996. The CPSC alleged that the Company failed to report the data that gave rise to the voluntary recall in a timely fashion to the CPSC. Without admitting any liability or wrongdoing or that the recalled product was defective or dangerous, the Company, to avoid incurring additional legal costs and expenses, agreed to pay a $400,000 civil penalty in connection with the matter.


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

                                                                Period
                                                                Serving in
                                                                Current
Name                         Age  Position and Office Held      Position
----                         ---  ------------------------      ----------
Alan G. Hassenfeld (1)       51  Chairman of the Board and
                                 Chief Executive Officer        Since 1999

Herbert M. Baum (2)          63  President and Chief
                                 Operating Officer              Since 1999

Harold P. Gordon             62  Vice Chairman                  Since 1995

Alfred J. Verrecchia (3)     57  Executive Vice President,
                                 Global Operations and
                                 Chief Financial Officer        Since 1999

David D. R. Hargreaves (4)   47  Senior Vice President and
                                 Deputy Chief Financial Officer Since 1999

Thomas J. McGrath (5)        42  General Manager and
                                 Sector Head, Toys              Since 1999

E. David Wilson (6)          62  General Manager and
                                 Sector Head, U.S. Games        Since 1999

George B. Volanakis (7)      52  General Manager and
                                 Sector Head, International
                                 Businesses                     Since 1999

Richard B. Holt              58  Senior Vice President and
                                 Controller                     Since 1992

Barry Nagler (8)             43  Senior Vice President and
                                 General Counsel                Since 2000

Douglas J. Schwinn (9)       49  Senior Vice President and
                                 Chief Information Officer      Since 1999

Martin R. Trueb (10)         48  Senior Vice President and
                                 Treasurer                      Since 1997

Phillip H. Waldoks           47  Senior Vice President -
                                 Corporate Legal Affairs
                                 and Secretary                  Since 1995

  (1)  Prior thereto, Chairman of the Board, President and Chief Executive
       Officer.

  (2) Prior thereto, Chairman and Chief Executive Officer, Quaker State Corporation.

  (3) Prior thereto, Executive Vice President, Global Operations and Development during 1999; prior thereto, Executive Vice President and President, Global Operations from 1996 to 1999; prior thereto, Chief Operating Officer, Domestic Toy Operations.

  (4) Prior thereto, Senior Vice President-Finance during 1999; prior thereto, Senior Vice President, Finance and Planning, Global Marketing, from 1997 to 1999; prior thereto, Senior Vice President, Finance and Planning, Global Operations from 1996 to 1997; prior thereto, Senior Vice President, Finance and Administration, Domestic Toy Operations.

  (5)  Prior thereto, Group Executive, Boys Toys.

  (6) Prior thereto, President, Hasbro Americas from 1996 to 1999; prior thereto, President, Hasbro Games Group.

  (7) Prior thereto, President, European Sales and Marketing from 1998 to 1999; prior thereto, President and Chief Executive Officer, The Ertl Company, Inc.

  (8) Prior thereto, Senior Vice President and General Counsel, Reebok International, Ltd. (Reebok) from 1997 to 2000; prior thereto, Vice President and General Counsel, Reebok.

  (9) Prior thereto, Senior Vice President and Chief Information Officer, OfficeMax, Inc., from 1997 to 1999; prior thereto, Senior Vice President, Information Services and Chief Information Officer, FoxMeyer Drug Company.

 (10)  Prior thereto, Assistant Treasurer, Amway Corporation.


                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          -----------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------
  On February 10, 2000, the Company issued warrants to purchase 500,000 shares of common stock, par value $.50 per share, of the Company, at an exercise price of $15.00 per share subject to anti-dilution adjustment in certain events, to Warner Bros., a division of Time Warner Entertainment Company, L.P., in connection with, and as partial consideration for, the acquisition of certain rights for the development of trading card games, role playing games, trading cards, candy and youth electronics relating to characters from the first two Harry Potter books published by J.K. Rowling, as well as two films to be developed by Warner Bros. Pictures based on these two books. The warrants were issued without registration under the Securities Act of 1933 (the "Act") on the basis of Section 4(2) of the Act in reliance upon the representations of the warrant holder that it is an accredited investor, as defined in Rule 501 of Regulation D under the Act, and that it is acquiring the warrants for investment purposes only and not with a view to, or for resale in connection with, any "distribution" thereof for purposes of the Act. The warrants are exercisable upon the U.S. theatrical release date of the first film and expire on December 31, 2003, subject to limited extension under certain limited circumstances.

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
          -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------
  None.


                                    PART III

ITEMS 10, 11, 12 and 13.

  The information required by these items is included in registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections under the headings
(a) "Comparison of Five Year Cumulative Total Shareholder Return Among Hasbro, S&P 500 and Russell 1000 Consumer Discretionary Economic Sector" and accompanying material and (b) "Report of the Compensation and Stock Option Committee of the Board of Directors" in the definitive proxy statement shall not be deemed "filed" with the Securities and Exchange Commission or subject to Section 18 of the Securities Exchange Act of 1934.

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

             Consolidated Balance Sheets at December 26, 1999 and
              December 27, 1998

             Consolidated Statements of Earnings for the Three Fiscal
              Years Ended in December 1999, 1998 and 1997

             Consolidated Statements of Shareholders' Equity for the
              Three Fiscal Years Ended in December 1999, 1998 and 1997

             Consolidated Statements of Cash Flows for the Three
              Fiscal Years Ended in December 1999, 1998 and 1997

             Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules
         -----------------------------
           Included in PART IV of this Report:
             Report of Independent Certified Public Accountants
              on Financial Statement Schedule

             For the Three Fiscal Years Ended in December 1999, 1998
              and 1997:
               Schedule II - Valuation and Qualifying Accounts and
                              Reserves

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

         (b)(i) Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York.

         (b)(ii)Form of 7.95% Note due 2003.

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

         (d) Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to
              Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (e) First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (f) Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (g) First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (h) Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (i) Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (j) Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (k) Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

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

        (aa) First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

        (bb) Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (cc) First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)

        (dd) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

        (ee) Form of Employment Agreement between the Company and eleven officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

        (ff) Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(ee) above.

        (gg) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

        (hh) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

        (ii) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

        (jj) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (kk) First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

        (ll) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)

        (mm) Hasbro, Inc. 1999 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, File No. 1-6682.)

        (nn) Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)

        (oo) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (pp) Letter dated January 26, 1998 from the Company to George B. Volanakis. (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (qq) Employment Agreement dated as of January 5, 1999, between the Company and Herbert M. Baum. (Incorporated by reference to
              Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

        (rr) Letter agreement, dated March 23, 1999, between the Company and Adam Klein. (Incorporated by reference to Exhibit 10(ss) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

        (ss) Letter agreement, dated December 30, 1999, between the Company and John T. O'Neill.

   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   21.  Subsidiaries of the registrant

   23.  Consents of KPMG LLP

   27.  Financial data schedule

  The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

  (b) Reports on Form 8-K
      -------------------
        A Current Report on Form 8-K dated February 8, 2000 was filed to announce the Company's results for the quarter and year ended December 26, 1999. Consolidated statements of earnings (without notes) for the quarter and year ended December 26, 1999 and December 27, 1998 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

        A Current Report on Form 8-K dated March 13, 2000 was filed by the Company in connection with the issuance of an aggregate amount of $750 million of long-term debt. The filing included the following exhibits: Terms Agreement among the Registrant, Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., dated March 10, 2000; Opinion of Phillip H. Waldoks, Senior Vice President-Corporate Legal Affairs and Secretary of the Company, re legality of the Notes; and Statement of Eligibility under the Trust Indenture Act of 1939 of a Corporation Designated to Act as Trustee on Form T-1.

  (c) Exhibits
      --------
        See (a)(3) above

  (d) Financial Statement Schedules
      -----------------------------
        See (a)(2) above

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hasbro, Inc.:


     Under date of February 7, 2000, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 26, 1999 and December 27, 1998 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14 (a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ KPMG LLP




Providence, Rhode Island
February 7, 2000

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

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


                          Provision
             Balance at   Charged to                Write-Offs    Balance
            Beginning of   Costs and     Other          And      at End of
                Year       Expenses     Additions    Other (a)     Year
            ------------  ----------  ------------  -----------  ---------

Valuation
 accounts
 deducted
 from assets
 to which
 they apply -
 for doubtful
 accounts
 receivable:


  1999        $64,400        9,053        2,329      (10,782)     $65,000
               ======       ======       ======       ======       ======
  1998        $51,700       13,057        2,832       (3,189)     $64,400
               ======       ======       ======       ======       ======
  1997        $46,600        9,229            -       (4,129)     $51,700
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


By: /s/ Alan G. Hassenfeld                            Date: March 24, 2000
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

Signature                      Title                        Date
---------                      -----                        ----

 /s/ Alan G. Hassenfeld
----------------------------   Chairman of the Board,       March 24, 2000
Alan G. Hassenfeld             Chief Executive Officer
                               and Director
                               (Principal Executive Officer)


 /s/ Alfred J. Verrecchia
----------------------------   Executive Vice President,    March 24, 2000
Alfred J. Verrecchia           Global Operations and Chief
                               Financial Officer and Director
                               (Principal Financial and
                               Accounting Officer)


 /s/ Alan R. Batkin
----------------------------   Director                     March 24, 2000
Alan R. Batkin


 /s/ Herbert M. Baum
----------------------------   Director                     March 24, 2000
Herbert M. Baum

 /s/ E. Gordon Gee
----------------------------   Director                     March 24, 2000
E. Gordon Gee


 /s/ Harold P. Gordon
----------------------------   Director                     March 24, 2000
Harold P. Gordon



----------------------------   Director                     March   , 2000
Alex Grass


 /s/ Sylvia K. Hassenfeld
----------------------------   Director                     March 24, 2000
Sylvia K. Hassenfeld


 /s/ Marie-Josee Kravis
----------------------------   Director                     March 24, 2000
Marie-Josee Kravis


/s/ Norma T. Pace
----------------------------   Director                     March 24, 2000
Norma T. Pace


 /s/ E. John Rosenwald, Jr.
----------------------------   Director                     March 24, 2000
E. John Rosenwald, Jr.


 /s/ Carl Spielvogel
----------------------------   Director                     March 24, 2000
Carl Spielvogel


 /s/ Preston Robert Tisch
----------------------------   Director                     March 24, 2000
Preston Robert Tisch


 /s/ Paul Wolfowitz
----------------------------   Director                     March 24, 2000
Paul Wolfowitz

                                  HASBRO, INC.

                            Annual Report on Form 10-K

                       for the Year Ended December 26, 1999

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

         (b)(i) Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York.

         (b)(ii)Form of 7.95% Note due 2003.

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

         (d) Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to
              Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (e) First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (f) Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (g) First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (h) Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (i) Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (j) Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (k) Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

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

        (aa) First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

        (bb) Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (cc) First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)

        (dd) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

        (ee) Form of Employment Agreement between the Company and eleven officers of the Company. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

        (ff) Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(ee) above.

        (gg) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

        (hh) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

        (ii) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

        (jj) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (kk) First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

        (ll) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)

        (mm) Hasbro, Inc. 1999 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, File No. 1-6682.)

        (nn) Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)

        (oo) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (pp) Letter dated January 26, 1998 from the Company to George B. Volanakis. (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (qq) Employment Agreement dated as of January 5, 1999, between the Company and Herbert M. Baum. (Incorporated by reference to
              Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

        (rr) Letter agreement, dated March 23, 1999, between the Company and Adam Klein. (Incorporated by reference to Exhibit 10(ss) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

        (ss) Letter agreement, dated December 30, 1999, between the Company and John T. O'Neill.

   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   21.  Subsidiaries of the registrant

   23.  Consents of KPMG LLP

   27.  Financial data schedule