Form 10-Q
period 2000-04-02
HASBRO INC
filed 2000-05-17
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended April 2, 2000         Commission file number 1-6682


                                HASBRO, INC.
                            --------------------
                            (Name of Registrant)

       Rhode Island                                05-0155090
------------------------             ------------------------------------
(State of Incorporation)             (I.R.S. Employer Identification No.)



           1027 Newport Avenue, Pawtucket, Rhode Island  02861
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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of April 30, 2000 was 172,124,696.


                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             Apr. 2,    Mar. 28,   Dec. 26,
   Assets                                      2000       1999       1999
                                             --------   --------   --------
Current assets
  Cash and cash equivalents                 $ 343,643    217,276    280,159
  Accounts receivable, less allowance
   for doubtful accounts of $67,300,
   $66,000 and $65,000                        455,374    518,183  1,084,118
  Inventories:
    Finished products                         381,574    302,346    348,058
    Work in process                            25,634     13,339     13,470
    Raw materials                              34,942     38,157     47,043
                                            ---------  ---------  ---------
      Total inventories                       442,150    353,842    408,571

  Deferred income taxes                       117,475     97,034    115,646
  Prepaid expenses                            334,121    250,090    243,158
                                            ---------  ---------  ---------
        Total current assets                1,692,763  1,436,425  2,131,652

Property, plant and equipment, net            315,091    319,908    318,825
                                            ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $201,844, $160,563 and $193,947            811,922    697,936    806,092
  Other intangibles, less accumulated
   amortization of $287,484, $189,279
   and $300,632                               931,336    820,939    949,789
  Other                                       255,574    132,035    256,990
                                            ---------  ---------  ---------
        Total other assets                  1,998,832  1,650,910  2,012,871
                                            ---------  ---------  ---------

        Total assets                       $4,006,686  3,407,243  4,463,348
                                            =========  =========  =========


                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             Apr. 2,    Mar. 28,   Dec. 26,
   Liabilities and Shareholders' Equity        2000       1999       1999
                                             --------   --------   --------
Current liabilities
  Short-term borrowings                    $   79,597    295,548    714,669
  Trade payables                              156,739    123,179    284,772
  Accrued liabilities                         921,303    552,533    983,280
  Income taxes                                 60,387     41,334     88,606
                                            ---------  ---------  ---------
        Total current liabilities           1,218,026  1,012,594  2,071,327

Long-term debt, excluding current
 installments                               1,169,406    410,146    420,654
Deferred liabilities                          105,180     75,723     92,392
                                            ---------  ---------  ---------
        Total liabilities                   2,492,612  1,498,463  2,584,373
                                            ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                              -          -          -
  Common stock of $.50 par value.
   Authorized 300,000,000 shares; issued
   209,694,630, 209,694,630 and 209,694,630   104,847    104,847    104,847
  Additional paid-in capital                  469,708    521,421    468,329
  Deferred compensation                        (9,884)         -          -
  Retained earnings                         1,768,990  1,623,865  1,764,110
  Accumulated other comprehensive earnings    (43,011)   (21,235)   (32,982)
  Treasury stock, at cost, 37,330,934,
   14,095,761 and 16,710,620 shares          (776,576)  (320,118)  (425,329)
                                            ---------  ---------  ---------
        Total shareholders' equity          1,514,074  1,908,780  1,878,975
                                            ---------  ---------  ---------

        Total liabilities and
         shareholders' equity              $4,006,686  3,407,243  4,463,348
                                            =========  =========  =========


See accompanying condensed notes to consolidated financial statements.


                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Earnings

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                                          Quarter Ended
                                                       --------------------
                                                       Apr. 2,     Mar. 28,
                                                         2000        1999
                                                       --------    --------
Net revenues                                           $773,481     668,398
Cost of sales                                           300,301     256,517
                                                        -------     -------
Gross profit                                            473,180     411,881
                                                        -------     -------
Expenses
  Amortization                                           32,856      25,926
  Royalties, research and development                   126,039     111,942
  Advertising                                            69,359      81,084
  Selling, distribution and administration              204,736     163,281
                                                        -------     -------
    Total expenses                                      432,990     382,233
                                                        -------     -------
Operating profit                                         40,190      29,648
                                                        -------     -------
Nonoperating (income) expense
  Interest expense                                       21,443      11,973
  Other (income), net                                    (3,176)     (2,318)
                                                        -------     -------
    Total nonoperating (income) expense                  18,267       9,655
                                                        -------     -------
Earnings before income taxes                             21,923      19,993
Income taxes                                              6,796       6,198
                                                        -------     -------
Net earnings                                           $ 15,127      13,795
                                                        =======     =======

Per common share
 Net earnings
  Basic                                                $    .08         .07
                                                        =======     =======
  Diluted                                              $    .08         .07
                                                        =======     =======

 Cash dividends declared                               $    .06         .06
                                                        =======     =======

See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                            (Thousands of Dollars)
                                  (Unaudited)

                                                           Quarter Ended
                                                         ------------------
                                                         Apr. 2,   Mar. 28,
                                                          2000       1999
                                                          ----       ----
Cash flows from operating activities
  Net earnings                                          $ 15,127     13,795
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  22,425     20,225
    Other amortization                                    32,856     25,926
    Deferred income taxes                                 19,253     (2,324)
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      620,452    430,525
    Increase in inventories                              (39,299)   (24,502)
    Increase in prepaid expenses                         (93,628)   (34,221)
    Decrease in trade payables and accrued liabilities  (201,215)  (272,221)
  Other                                                       (8)       889
                                                         -------    -------
      Net cash provided by operating activities          375,963    158,092
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (25,081)   (18,547)
  Investments and acquisitions, net of cash acquired     (20,790)         -
  Other                                                   (9,429)     5,763
                                                         -------    -------
      Net cash utilized by investing activities          (55,300)   (12,784)
                                                         -------    -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                             750,000      3,500
  Repayments of borrowings with original maturities
   of more than three months                            (148,324)        (6)
  Net repayments of other short-term borrowings         (478,609)   (69,195)
  Purchase of common stock                              (363,413)   (44,349)
  Stock option transactions                                  128     17,879
  Dividends paid                                         (11,484)   (10,445)
                                                         -------    -------
      Net cash utilized by financing activities         (251,702)  (102,616)
                                                         -------    -------
Effect of exchange rate changes on cash                   (5,477)    (3,164)
                                                         -------    -------
      Increase in cash and cash equivalents               63,484     39,528
Cash and cash equivalents at beginning of year           280,159    177,748
                                                         -------    -------
      Cash and cash equivalents at end of period        $343,643    217,276
                                                         =======    =======

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

                                                            Quarter Ended
                                                         -------------------
                                                         Apr. 2,    Mar. 28,
                                                          2000       1999
                                                         -------     ------
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 20,025     14,371
    Income taxes                                        $ 33,210     10,267

See accompanying condensed notes to consolidated financial statements.








                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Earnings

                             (Thousands of Dollars)
                                  (Unaudited)


                                                            Quarter Ended
                                                        --------------------
                                                        Apr. 2,     Mar. 28,
                                                          2000       1999
                                                        --------   --------
Net earnings                                           $  15,127     13,795
Other comprehensive
 earnings (loss)                                         (10,029)   (11,610)
                                                        --------   --------
Total comprehensive earnings                           $   5,098      2,185
                                                        ========   ========

See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)

(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 2, 2000 and March 28, 1999, and the results of operations and cash flows for the periods then ended.

     The quarter ended April 2, 2000 is a fourteen week period. The quarter ended March 28, 1999 is a thirteen week period.

     The results of operations for the quarter ended April 2, 2000 are not necessarily indicative of results to be expected for the full year.

(2) Earnings per share data for the fiscal quarters ended April 2, 2000 and March 28, 1999 were computed as follows:

                                           2000                  1999
                                    -----------------     -----------------
                                     Basic    Diluted      Basic    Diluted
                                    -------   -------     -------   -------
  Net earnings                     $ 15,127    15,127      13,795    13,795
                                    =======   =======     =======   =======

  Average shares outstanding (in
   thousands)                       189,563   189,563     195,898   195,898
  Effect of dilutive securities;
    Options and warrants                  -       778           -     8,723
                                    -------   -------     -------   -------
  Equivalent shares                 189,563   190,341     195,898   204,621
                                    =======   =======     =======   =======

  Earnings per share               $    .08       .08         .07       .07
                                    =======   =======     =======   =======

(3) The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments.

(4) During the first quarter of 2000, the Company issued restricted stock and granted deferred restricted stock units to certain key employees. These awards aggregated the equivalent of 675,000 shares. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. Upon granting of these awards, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the periods during which the restrictions lapse, generally 3 years. Amortization of this deferred, unearned compensation amounting to $432 was recorded in the first quarter of 2000.

(5) Hasbro is a worldwide marketer and distributor of children's and family entertainment products and services, principally engaged in the design, manufacture and marketing of games and toys ranging from traditional to high-tech. During the second quarter of 1999, the Company redefined its focus and method of managing its business into two major areas, Toys and Games.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

Following this organizational adjustment, within its two key areas, under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are U.S. Toys, Games, International and Global Operations. Prior year amounts have been reclassified to reflect the Company's current focus.

In the United States, the U.S. Toy segment includes the design, marketing and selling of boys action figures, vehicles and playsets, girls toys, preschool toys and infant products and creative play products. The Games segment includes the development, marketing and selling of traditional board games and puzzles, handheld electronic games, electronic interactive plush, children's consumer electronics, electronic learning aids, trading card and role-playing games and interactive software games based on the Company's owned and licensed brands. Within the International segment, the Company develops, markets and sells both toy and game products in non-U.S. markets. Global Operations manufactures and sources product for the majority of the Company's segments. The Company also has other segments which license certain toy and game properties and which develop and market non-traditional toy and game based product realizing more than half of their revenues and the majority of their operating profit in the first half of the year, which is contra-seasonal to the rest of the Company's business. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are general corporate expenses, the elimination of intersegment transactions and assets not identified with a specific segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost.

As a result of the complexity of the Company's organizational changes, it is unable to segregate 1999 assets between the U.S. Toys and Games segments, and thus they are reported as one. Assets are segregated in 2000 and are separately reported for that period. The total of U.S. Toys and Games assets in 2000 is presented for comparative purposes only, and is not used by management in assessing segment performance in 2000. Certain asset related expense items including depreciation and amortization of intangibles have been allocated to segments in 1999 based upon estimates in order to arrive at segment operating profit. In the fourth quarter of 1999, the Company's Games segment acquired Wizards of the Coast, Inc.

The accounting policies of the segments are the same as those described in note 1 to the Company's consolidated financial statements for the fiscal year ended December 26, 1999.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2000 nor were those of the 1999 first quarter representative of those actually experienced for the full year 1999.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the three months ended April 2, 2000 and March 28, 1999 are as follows.

                                              Quarter Ended
                                              -------------
                                        April 2,             March 28,
                                           2000                 1999
                                           ----                 ----
      Net revenues                   External  Affiliate  External  Affiliate
                                     --------  ---------  --------  ---------
        U.S. Toys                  $  122,967        198   229,608       (11)
        Games                         410,532     34,436   199,306     1,684
        International                 165,831       (666)  148,438     1,710
        Global Operations (a)           2,475    187,988     2,212   182,359
        Other segments                 71,676      3,674    88,834     5,062
        Corporate and eliminations          -   (225,630)        -  (190,804)
                                    ---------  --------- --------- ---------
                                   $  773,481          -   668,398         -
                                    =========  ========= ========= =========

                                         Quarter ended          Quarter ended
                                         April 2, 2000         March 28, 1999
                                         -------------         --------------
      Operating profit (loss)
        U.S. Toys                          $  (30,185)                15,963
        Games                                  74,330                  3,970
        International                         (11,574)               (20,392)
        Global Operations                        (820)                (1,684)
        Other segments                          6,018                 27,074
        Corporate and eliminations              2,421                  4,717
                                            ---------              ---------
                                           $   40,190                 29,648
                                            =========              =========

                                         April 2, 2000        March 28, 1999
                                         -------------         -------------
      Total assets
        U.S. Toys (b)                      $  331,270                      -
        Games (b)                           2,040,640                      -
                                            ---------              ---------
         U.S. Toys and Games (b)            2,371,910              2,126,264
        International                         818,333                716,887
        Global Operations                     506,746                495,901
        Other segments                        301,283                325,403
        Corporate and eliminations              8,414               (257,212)
                                            ---------              ---------
                                           $4,006,686              3,407,243
                                            =========              =========

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


(a) The Global Operations segment derives substantially all of its revenues and operating results from intersegment activities.

(b) As a result of the complexity of the Company's organizational changes, it is unable to segregate 1999 assets between the U.S. Toys and Games segments, and thus they are reported as one for 1999. Certain asset related expense items including depreciation and amortization of intangibles have been allocated to 1999 segment results based upon estimates in order to arrive at segment operating profit.

The following table presents consolidated net revenues by classes of principal products for the quarters ended April 2, 2000 and March 28, 1999.

                                                  2000                 1999
                                                -------              -------

Boys toys                                     $  140,900             231,100
Games and puzzles                                440,600             208,300
Interactive software games                        21,900              38,400
Preschool toys                                    38,700              52,200
Other                                            131,381             138,398
                                                 -------             -------
Net revenues                                  $  773,481             668,398
                                                 =======             =======

(6) On December 7, 1999, the Company announced a program to further consolidate manufacturing and sourcing activities and product lines, as well as streamline and further regionalize marketing, sales and research and development activities worldwide. Costs associated with this consolidation program, recorded in the fourth quarter of 1999, amounted to $141,575, of which $64,232 was recorded as a restructuring charge and $77,343 in various other operating expense categories.

The significant components of the plan include the closing of two factories in Mexico and the United Kingdom, reducing capacity at the remaining three factories, shifting production to third party manufacturers in the Far East and further consolidation and regionalization of the International marketing and sales structure. Actions under the plan commenced in December 1999 and are expected to be completed by the end of fiscal 2000. There have been no material changes to the plan to date. The restructuring charge of $64,232 represented approximately $38,700 of cash charges for severance benefits for termination of approximately 2,200 employees, which will be disbursed over the employee's entitlement period, $14,300 of cash charges for lease and facility closing costs to be expended over the contractual lease terms and closing process and non-cash charges of $11,200 for fixed asset write-offs, arising primarily in the manufacturing area. Of the cash amount, approximately $4,700

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


was paid prior to December 26, 1999 for severance benefits relating to approximately 200 employees terminated prior to year end. Non-cash charges relating to fixed asset write-offs were credited to the respective line items on the balance sheet. Details of activity in the restructuring plan for the current period follow:

                                         Balance at              Balance at
                                          Dec. 26,                 Apr. 2,
                                             1999    Activity       2000
                                           -------   --------     -------
Severance                                $  34,000     (9,000)     25,000
Lease and facility closing costs            14,300     (3,800)     10,500
                                           -------    -------     -------
                                         $  48,300    (12,800)     35,500
                                           =======    =======     =======
Employee redundancies by area:
  Manufacturing and sourcing activities      1,700     (1,000)        700
  Research, product development, marketing
   sales and administration                    300       (200)        100
                                           -------    -------     -------
                                             2,000     (1,200)        800
                                           =======    =======     =======

The remaining severance liability represents cash charges for severance benefits for employees not yet terminated and amounts for employees made redundant which will be disbursed over the employee's entitlement period. The balance in lease and facility closing costs will be expended over the contractual lease term and closing process.


                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)



NET EARNINGS AND SEGMENT RESULTS
--------------------------------
Net earnings for the first quarter of 2000 increased approximately 10% to $15,127 from 1999 levels of $13,795. Diluted earnings per share for the quarter was $.08 and $.07 in 2000 and 1999, respectively. Net revenues and operating profits increased in two of the Company's three major business segments, Games and International, but decreased in U.S. Toys from comparable 1999 levels. Operating profit of the Games segment was favorably impacted compared to last year primarily by the inclusion of Wizards of the Coast, Inc. (Wizards), which was acquired on September 30, 1999. The overall increase in operating profit of the Games segment was negatively impacted by approximately 30% in the quarter by an increase in operating loss compared to the prior year period related to the Company's offering of interactive game products. The first quarter of 2000 includes 14 weeks compared to 13 weeks in the first quarter of 1999. A more detailed discussion of items impacting consolidated net earnings and segment results follows.

NET REVENUES
------------
Net revenues for the first quarter of 2000 increased approximately 16% to $773,481 from $668,398 in 1999. Games segment revenues more than doubled to $410,532, led primarily by POKEMON products, including trading card games, electronic games and traditional board games, such as POKEMON MONOPOLY. Revenues from interactive games sales were $21,900 for the quarter compared with $38,400 in the comparable period of the prior year, reflecting the continuing significant industry-wide softening of the video and pc cd-rom business that began in the fourth quarter of 1999. Revenues in the U.S. Toy segment decreased to $122,967 in 2000 from $229,608 in 1999. While U.S. Toy segment revenues from POKEMON related products were up significantly compared to the first quarter of 1999, this increase, coupled with an increase in traditional creative play toys such as EASY BAKE OVEN and PLAY-DOH, did not offset decreased segment revenues from STAR WARS and TELETUBBIES products. Revenues in the International segment increased 12% to $165,831 in 2000 from $148,438 in 1999, led by POKEMON and FURBY products. Worldwide revenues were adversely impacted by $15,700 from the stronger U.S. dollar.

GROSS PROFIT
------------
While the acquisition of Wizards favorably impacted gross margin for the first quarter of 2000 compared to 1999, decreased revenues in the U.S. Toy and Games segments from entertainment based promotional products, interactive software and interactive plush products, which also carry high gross margins, resulted in an overall decrease in gross margin of the Company to 61.2% of net revenues from 61.6%.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



EXPENSES
--------
Amortization expense of $32,856 in 2000 compares to $25,926 in 1999, reflecting the impact of the Company's fourth quarter 1999 acquisition of Wizards.

Royalties, research and development expenses for the quarter increased in amount but decreased as a percentage of net revenues from comparable 1999 levels. The increase in the royalty component accounted for half of the overall increase in dollars, while decreasing as a percentage of higher net revenues. The dollar increase results from higher revenues derived from royalty based items, such as POKEMON products in the Games segment. The dollar increase is partially offset by reduced revenues and corresponding royalties in the U.S. Toy segment from products associated with STAR WARS: EPISODE 1:
THE PHANTOM MENACE, which was released in May 1999. Revenues derived from entertainment based properties, such as STAR WARS and POKEMON, and their corresponding royalties, while continuous over the life of a contract, are generally higher in amount in the year a theatrical release takes place. It is anticipated that operating profit will also generally be higher in these years. The degree to which revenues, royalties and operating profits fluctuate is dependent not only on theatrical release dates, but video release dates as well. Research and development, at $49,770 for the 2000 first quarter increased from the 1999 level of $42,787 while remaining consistent as a percentage of revenues. The increase reflects the Company's continuing effort to refocus its interactive line toward premium game titles and to develop its online game initiative, Games.com.

Advertising expense decreased in amount and as a percentage of revenues to 9.0% compared with 12.1% in 1999. The decrease reflects the mix of less heavily advertised product shipped in 2000 than in the comparable period of 1999.

The Company's selling, distribution and administration expenses, which, with the exception of distribution costs, are largely fixed, increased in amount and as a percentage of revenues from comparable 1999 levels. The increase in amount is due primarily to the Games segment's fourth quarter 1999 acquisition of Wizards.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense for the first quarter of 2000 was $21,443 compared with $11,973 in 1999. The increase reflects costs associated with debt issued to fund the Company's 1998 acquisitions, the fourth quarter 1999 acquisition of Wizards and the continuation of the Company's share repurchase program, all partially offset by the availability of funds generated from operations. Due to additional debt incurred in 1999 and 2000, this trend of increased interest cost is expected to continue for all periods of 2000. The change in other nonoperating income, net, primarily reflects a decrease in foreign currency transactional losses over the 1999 period.

                          HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings in the first quarter of 2000 and the first quarter of 1999 was 31.0%. The tax rate remains unchanged from 31.0% for the full year 1999.

OTHER INFORMATION
-----------------
During the fourth quarter of 1999, the Games segment acquired Wizards. The trading card and role playing games associated with that acquisition are a year round business, less dependent on the fourth quarter holiday retail selling season than traditional toys and other forms of games. In 1999, the first quarter and half were positively impacted by the May 19, 1999 theatrical release of STAR WARS: EPISODE 1: THE PHANTOM MENACE. Despite the Company's strong performance in the early part of 1999 and 2000, the Company continues to expect the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year. This concentration increases the risk of (a) underproduction of popular items,
(b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At April 30, 2000 and April 25, 1999, the Company's unshipped orders were approximately $434,000 and $788,500, respectively.


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



On December 7, 1999, the Company announced a program to further consolidate manufacturing and sourcing activities and product lines, as well as streamline and further regionalize marketing, sales and research and development activities worldwide. The plan resulted in cost savings of approximately $3,000 in the first quarter of 2000. The components of activity in the plan and the balance remaining at the end of the quarter are as follows:

                                         Balance at              Balance at
                                          Dec. 26,                 Apr. 2,
                                             1999    Activity       2000
                                           -------   --------     -------
Severance                                $  34,000     (9,000)     25,000
Lease and facility closing costs            14,300     (3,800)     10,500
                                           -------    -------     -------
                                         $  48,300    (12,800)     35,500
                                           =======    =======     =======
Employee redundancies by area:
  Manufacturing and sourcing activities      1,700     (1,000)        700
  Research, product development, marketing
   sales and administration                    300       (200)        100
                                           -------    -------     -------
                                             2,000     (1,200)        800
                                           =======    =======     =======

The significant components of the plan include the closing of two factories, in Mexico and the United Kingdom, the reduction of capacity at the remaining three factories, the shift of production to third party manufacturers in the Far East and further consolidation and regionalization of the International marketing and sales structure. Actions under the plan commenced in December 1999 and are expected to be completed by the end of fiscal 2000. The remaining severance liability represents cash charges for severance benefits for employees not yet terminated and amounts for employees made redundant which will be disbursed over the employee's entitlement period. The balance in lease and facility closing costs will be expended over the contractual lease terms and closing process. The Company expects to generate pre-tax savings of approximately $16,000 in 2000 and $23,000 per year thereafter from these actions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, result in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay a significant portion of outstanding short-term debt.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



Because of this seasonality in cash flow, management believes that on an interim basis, rather than discussing only its cash flows, a better understanding of its liquidity and capital resources can be obtained through a discussion of the various balance sheet categories as well. Also, as several of the major categories, including cash and cash equivalents, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter, again due to the seasonality of its business, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior year-end.

Cash flows provided by operating activities were $375,963 and $158,092 for the first quarters of 2000 and 1999, respectively. Receivables were $455,374 at April 2, 2000 compared to $518,183 at March 28, 1999. The decrease in receivables reflects revenues for the first quarter of 2000 spread ratably over the three months allowing for higher collection of revenues received in the quarter; in 1999 over half of the revenues in the first quarter were in the last month of the quarter and as such not due for collection until later in the year. Also contributing to the reduction in receivables were the shorter payment terms generally associated with trading card games. Inventories increased 24.9% from last year's levels, primarily reflecting the Company's fourth quarter 1999 acquisition of Wizards. Other current assets increased to $451,596 at April 2, 2000 from $347,124 at March 28, 1999. Of the increase, 43% reflects advance royalties, primarily under the POKEMON agreement and 13% relates to the acquisition of Wizards. Trade payables and accrued liabilities increased by $402,330 from comparable 1999 levels. Approximately 78% of the increase was due to the impact of shares acquired under the Company's first quarter 2000 Modified Dutch Auction Tender Offer (Dutch Auction). The Dutch Auction commenced on February 29, 2000. Through the Dutch Auction, the Company reacquired 18,085,578 shares of its common stock from shareholders for a price of $17.25 per share on the expiration date of March 27, 2000. Payment was made for this purchase on April 5, 2000. The remainder of the increase in trade payables and accrued liabilities relates to the acquisition of Wizards.

Collectively, property, plant and equipment and other assets increased $343,105 over the comparable period in the prior year, reflecting the acquisition of Wizards, partially offset by assets of approximately $76,200 written off or written down to fair market value in connection with the Company's 1999 consolidation program, and twelve additional months of amortization.


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



Net borrowings (short and long-term borrowings less cash and cash equivalents) increased to $905,360 at April 2, 2000 from $488,418 at March 28, 1999. This reflects the use of approximately $616,000 of cash in the prior twelve months for investments and acquisitions and the Company's continued repurchase of its common stock (excluding the impact of the Dutch Auction included in accrued liabilities), both of which are traditionally funded through a combination of cash provided by operating activities and short and long-term borrowings. On March 15, 2000, the Company issued $750 million of debt securities in the form of $550 million of 7.95% notes due March 15, 2003 and $200 million of 8.50% notes due March 15, 2006. The Company used the proceeds of these notes to pay down short term debt primarily incurred in connection with the acquisition of Wizards and the repurchase of shares of its common stock made prior to the end of the first quarter. Subsequent to the end of the quarter the Company used a portion of the proceeds for the repurchase of shares under the Dutch Auction. Included in short-term borrowings is $3,990 of current installments of long-term debt. Cash flows utilized by financing activities were $251,702 for the first quarter of 2000 and reflect the impact of the Dutch Auction share repurchase liability, which was paid subsequent to the end of the quarter.

EURO CONVERSION
---------------
Certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Economic Monetary Union common currency, or Euro. While the Euro was introduced on January 1, 1999, member countries will continue to use their existing currencies through January 1, 2002, with the transition period for full conversion to the Euro ending June 30, 2002. Transition to the Euro creates certain issues for the Company with respect to upgrading information technology systems for 2002 full use requirements, reassessing currency risk, product pricing, amending business and financial contracts as well as processing tax and accounting records. The Company has and will continue to address these transition issues and does not expect the Euro to have a material effect on the results of operations or financial condition of the Company.

FORWARD-LOOKING STATEMENTS
--------------------------
This discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," and "would" or any variations of such words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. A variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)



not limited to the Company's ability to manufacture, source and ship new and continuing product in a timely manner and customers' and consumers' acceptance of new and continuing products at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of the products; the impact of competition on revenue, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment; economic conditions, including higher fuel prices, currency fluctuations and government regulations and other actions in the various markets in which the Company operates; the impact of market conditions, third party actions or approvals and the impact of competition that could delay or increase the cost of implementation of the consolidation program or alter planned actions and reduce actual results; the risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization; with respect to the Company's online game site initiative, in addition to the factors set forth above, technical difficulties in adapting games to online format and establishing the online game site that could delay or increase the cost of the site becoming operational; the acceptance by customers of the games and other products and services to be offered at the online game site; and other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC such as Forms 8-K, 10-Q and 10-K. The Company undertakes no obligation to revise the forward-looking statements contained in this discussion or to update the forward-looking statements to reflect events or circumstances occurring after the date of this discussion.

RECENT INFORMATION
------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 was amended during 1999, requiring the Company to adopt SFAS 133 effective January 1, 2001. SFAS 133 will require that the Company record all derivatives, such as foreign exchange contracts, in the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as an offset to the changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on several factors, including interpretive guidance issued from the FASB, the extent of the Company's hedging activities and use of equity and other financial derivatives, the Company's ability to forecast foreign currency transactions compared to actual results and the effectiveness of the hedging instruments used. However, the Company does not believe adoption of SFAS 133 will have a material impact on either the Company's financial condition or its results of operations.


PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None

Item 5.   Other Information.

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             11 Computation of Earnings Per Common Share - Quarters Ended April 2, 2000 and March 28, 1999.

             12 Computation of Ratio of Earnings to Fixed Charges - Quarter Ended April 2, 2000.

             27    Financial Data Schedule.

           (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated April 25, 2000 was filed by the Company and included the Press Release dated April 25, 2000 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters ended April 2, 2000 and March 28, 1999 and
             Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: May 17, 2000                           By:  /s/ Alfred J. Verrecchia
                                                 -------------------------

                                             Executive Vice President
                                             Global Operations and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)


                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                     For the Period Ended April 2, 2000


                                Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

  11          Statement re computation of per share earnings - quarter

  12          Statement re computation of ratios

  27          Financial Data Schedule