Form 10-Q
period 2000-07-02
HASBRO INC
filed 2000-08-16
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended July 2, 2000           Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of July 30, 2000 was 172,309,426.



                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Jul. 2,    Jun. 27,   Dec. 26,
   Assets                                    2000       1999       1999
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $  188,545     97,765    280,159
  Accounts receivable, less allowance
   for doubtful accounts of $62,700,
   $60,200 and $65,000                      573,869    843,580  1,084,118
  Inventories:
    Finished products                       414,262    372,917    348,058
    Work in process                          43,051     12,409     13,470
    Raw materials                            50,847     48,134     47,043
                                          ---------  ---------  ---------
      Total inventories                     508,160    433,460    408,571

  Deferred income taxes                     127,142    106,895    115,646
  Prepaid expenses                          329,137    479,220    243,158
                                          ---------  ---------  ---------
        Total current assets              1,726,853  1,960,920  2,131,652

Property, plant and equipment, net          320,176    308,420    318,825
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $212,804, $169,332, and $193,947         808,863    696,614    806,092
  Other intangibles, less accumulated
   amortization of $308,393, $209,620
   and $300,632                             917,546    811,423    949,789
  Other                                     241,778    123,760    256,990
                                          ---------  ---------  ---------
        Total other assets                1,968,187  1,631,797  2,012,871
                                          ---------  ---------  ---------

        Total assets                     $4,015,216  3,901,137  4,463,348
                                          =========  =========  =========




                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                           Jul. 2,    Jun. 27,   Dec. 26,
   Liabilities and Shareholders' Equity      2000       1999       1999
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  363,375    823,202    714,669
  Trade payables                            163,733    132,787    284,772
  Accrued liabilities                       679,662    606,435    983,280
  Income taxes                               37,809     46,954     88,606
                                          ---------  ---------  ---------
        Total current liabilities         1,244,579  1,609,378  2,071,327

Long-term debt, excluding current
 installments                             1,168,959    409,937    420,654
Deferred liabilities                         99,857     77,700     92,392
                                          ---------  ---------  ---------
        Total liabilities                 2,513,395  2,097,015  2,584,373
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 600,000,000 shares;
   issued 209,694,630, 209,694,630
   and 209,694,630                          104,847    104,847    104,847
  Additional paid-in capital                473,946    466,821    468,329
  Deferred compensation                     (14,795)         -          -
  Retained earnings                       1,765,166  1,644,460  1,764,110
  Accumulated other comprehensive income    (50,140)   (26,009)   (32,982)
  Treasury stock, at cost; 37,414,109,
  14,860,988 and 16,710,620 shares         (777,203)  (385,997)  (425,329)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,501,821  1,804,122  1,878,975
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $4,015,216  3,901,137  4,463,348
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                    (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                  Quarter Ended         Six Months Ended
                                ------------------    --------------------
                                 Jul. 2,   Jun. 27,     Jul. 2,    Jun. 27,
                                   2000      1999         2000       1999
                                --------  --------    ---------  ---------
Net Revenues                   $ 778,373   874,574    1,551,854  1,542,972
Cost of Sales                    298,043   345,026      598,344    601,543
                                --------  --------    ---------  ---------
Gross Profit                     480,330   529,548      953,510    941,429
                                --------  --------    ---------  ---------
Expenses
  Amortization                    31,928    31,918       64,784     57,844
  Royalties, Research and
   Development                   135,150   179,776      261,189    291,718
  Advertising                     77,732   101,274      147,091    182,358
  Selling, Distribution and
   Administration                198,974   158,368      403,710    321,649
                                --------  --------    ---------  ---------
    Total Expenses               443,784   471,336      876,774    853,569
                                --------  --------    ---------  ---------
Operating Profit                  36,546    58,212       76,736     87,860
                                --------  --------    ---------  ---------
Nonoperating (income) expense
  Interest Expense                28,198    13,625       49,641     25,598
  Other (Income) Expense, Net     (1,073)   (2,209)      (4,249)    (4,527)
                                --------  --------    ---------  ---------
    Total nonoperating (income)
     expense                      27,125    11,416       45,392     21,071
                                --------  --------    ---------  ---------
Earnings Before Income Taxes       9,421    46,796       31,344     66,789
Income Taxes                       2,921    14,507        9,717     20,705
                                --------  --------    ---------  ---------
Net Earnings                   $   6,500    32,289       21,627     46,084
                                ========  ========    =========  =========

Per Common Share
  Net Earnings
    Basic                      $     .04       .17          .12        .24
                                ========  ========    =========  =========
    Diluted                    $     .04       .16          .12        .22
                                ========  ========    =========  =========

  Cash Dividends Declared      $     .06       .06          .12        .12
                                ========  ========    =========  =========

See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               Six Months Ended July 2, 2000 and June 27, 1999

                            (Thousands of Dollars)
                                  (Unaudited)
                                                           2000      1999
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                          $ 21,627    46,084
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  49,128    48,437
    Other amortization                                    64,784    57,844
    Deferred income taxes                                  7,501    (6,184)
    Compensation earned under restricted stock programs    1,566         -
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      499,364   102,603
    Increase in inventories                             (107,517) (106,718)
    Increase in prepaid expenses                         (91,923) (264,842)
    Decrease in trade payables and accrued liabilities  (451,732) (197,450)
  Other                                                   (2,609)     (772)
                                                         -------   -------
      Net cash utilized by operating activities           (9,811) (320,998)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (59,394)  (41,130)
  Investments and acquisitions, net of cash acquired     (29,472)  (13,800)
  Other                                                   (6,141)    3,317
                                                         -------   -------
      Net cash utilized by investing activities          (95,007)  (51,613)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                             888,525     3,500
  Repayments of borrowings with original maturities
   of more than three months                            (148,324)       (6)
  Net (repayments) proceeds of other short-term
   borrowings                                           (332,654)  461,465
  Purchase of common stock                              (367,544) (191,345)
  Stock option transactions                                1,751    44,396
  Dividends paid                                         (21,814)  (22,196)
                                                         -------   -------
      Net cash provided by financing activities           19,940   295,814
                                                         -------   -------
Effect of exchange rate changes on cash                   (6,736)   (3,186)
                                                         -------   -------
      Decrease in cash and cash equivalents              (91,614)  (79,983)
Cash and cash equivalents at beginning of year           280,159   177,748
                                                         -------   -------
      Cash and cash equivalents at end of period        $188,545    97,765
                                                         =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
               Six Months Ended July  2, 2000 and June 27, 1999

                            (Thousands of Dollars)
                                  (Unaudited)


                                                            2000      1999
                                                         -------   -------
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 26,996    24,745
    Income taxes                                        $ 71,570    32,850

See accompanying condensed notes to consolidated financial statements.












                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Earnings

                             (Thousands of Dollars)
                                  (Unaudited)


                             Quarter Ended           Six Months Ended
                           ------------------       ------------------
                           Jul. 2,   Jun. 27,       Jul. 2,    Jun. 27,
                              2000      1999          2000       1999
                           --------   -------       -------    -------
Net earnings              $   6,500    32,289        21,627     46,084
Other comprehensive
 loss                        (7,129)   (4,774)      (17,158)   (16,384)
                           --------   -------       -------    -------
Total comprehensive
 earnings (loss)          $    (629)   27,515         4,469     29,700
                           ========   =======       =======    =======

See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)

(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 2, 2000 and June 27, 1999, and the results of operations and cash flows for the periods then ended. Certain 1999 balances have been reclassified to conform to current year presentation.

The year to date period ended July 2, 2000 is a 27-week period while the year to date period ended June 27, 1999 is a 26-week period.

The results of operations for the six months ended July 2, 2000 are not necessarily indicative of results to be expected for the full year.

(2) The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments.

(3) During 2000, the Company issued restricted stock and granted deferred restricted stock units to certain key employees. At July 2, 2000, these awards, net of forfeitures, aggregated the equivalent of 681,000 shares. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. Upon granting of these awards, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the periods during which the restrictions lapse, generally 3 years. During 2000, the Company also conditionally awarded 370,000 deferred restricted shares under the Long Term Incentive Program (LTIP) under the Company's omnibus employee stock plans. This award is conditional upon the Company reaching certain volume, earnings per share and stock price benchmarks within a three year performance cycle, with payout over the two years following that cycle. Unearned compensation equivalent to the market value of shares awarded was recorded at the date of award and is being amortized over a five-year period. Adjustments are made to compensation expense for changes in market value and achievement of financial goals. Amortization of deferred, unearned compensation relating to the restricted stock and deferred restricted stock units, and shares awarded under the LTIP of $1,293 and $273, respectively, was recorded in the six months of 2000.

(4) Hasbro is a worldwide marketer and distributor of children's and family entertainment products and services, principally engaged in the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company is focused on managing its business in two major areas, Toys and Games. Within these two major areas, the Company's reportable segments are U.S. Toys, Games, International and Global Operations.

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

As a result of the complexity of the Company's organizational changes, it is unable to segregate 1999 assets between the U.S. Toys and Games segments, and thus they are reported as one. Assets are segregated in 2000 and are separately reported for that period. The total of U.S. Toys and Games assets in 2000 is presented for comparative purposes only, and is not used by management in assessing segment performance in 2000. Certain asset related expense items, including depreciation and amortization of intangibles, have been allocated to segments in 1999 based upon estimates in order to arrive at segment operating profit. In the fourth quarter of 1999, the Company's Games segment acquired Wizards of the Coast, Inc. Prospectively, management of the Company's interactive software games international units, currently part of the Games segment, will be assumed by International segment management. The Company will reclassify the related revenues, operating profit and total assets of this portion of the business in segment disclosure when it is completed for management reporting purposes. These changes are not expected to be material.

The accounting policies of the segments are the same as those described in
Note 1 to the Company's Consolidated Financial Statements for the fiscal year ended December 26, 1999.

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2000 nor were those of the comparable 1999 periods representative of those actually experienced for the full year 1999. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.


                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


Information by segment and a reconciliation to reported amounts for the three and six months ended July 2, 2000 and June 27, 1999 are as follows.

                                              Three Months
                                              ------------
                                           2000                 1999
                                           ----                 ----
      Net revenues                    External  Affiliate  External Affiliate
                                      --------  ---------  -------- ---------
        U.S. Toys                  $   105,597     2,658   299,916        11
        Games                          432,337    (7,709)  312,422      (328)
        International                  199,233      (308)  201,537     1,260
        Global Operations (a)            2,727   187,544     6,413   276,235
        Other segments                  38,479     4,693    54,286     3,285
        Corporate and eliminations           -  (186,878)        -  (280,463)
                                     ---------  --------- --------- --------
                                   $   778,373          -  874,574         -
                                     =========  ========= ========= ========

                                                   Six Months
                                                   ----------
                                           2000                 1999
                                           ----                 ----
      Net revenues                   External  Affiliate  External  Affiliate
                                      --------  ---------  -------- ---------
        U.S. Toys                  $   228,564     2,856    529,524         -
        Games                          842,869    26,727    511,728     1,356
        International                  365,064      (974)   349,975     2,970
        Global Operations (a)            5,202   375,532      8,625   458,594
        Other segments                 110,155     8,367    143,120     8,347
        Corporate and eliminations           -  (412,508)         -  (471,267)
                                    ----------  --------- --------- ---------
                                   $ 1,551,854         -  1,542,972        -
                                    ==========  ========= ========= =========

                                       Quarter ended       Six Months ended
                                     July 2,    June 27,    July 2,   June 27,
                                       2000       1999      2000       1999
                                       ----       ----      ----       ----
      Operating profit (loss)
        U.S. Toys                    $(22,242)    33,072   (52,427)   49,035
        Games                          72,825     34,661   147,155    38,631
        International                   1,513     (4,571)  (10,061)  (24,963)
        Global Operations (a)          (2,262)    (1,940)   (3,082)   (3,624)
        Other segments                 (6,039)     3,953       (21)   31,027
        Corporate and eliminations     (7,249)    (6,963)   (4,828)   (2,246)
                                      -------    -------   -------   -------
                                     $ 36,546     58,212    76,736    87,860
                                      =======    =======   =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


                                          July  2, 2000         June 27, 1999
                                          -------------         -------------
      Total assets
          U.S. Toys   (b)                   $  368,010                      -
          Games       (b)                    2,183,263                      -
                                             ---------              ---------
            U.S. Toys and Games (b)         $2,551,273              2,485,673
          International                        903,592                872,042
          Global Operations                    465,381                515,389
          Other segments                       293,217                315,920
          Corporate and eliminations          (198,247)              (287,887)
                                             ---------              ---------
                                            $4,015,216              3,901,137
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

The following table presents consolidated net revenues by classes of principal products for the quarters and six months periods ended July 2, 2000 and June 27, 1999.

                                         Quarter ended      Six Months ended
                                      July 2,    June 27,   July 2,   June 27,
                                        2000       1999       2000      1999
                                     -------     -------   -------   -------

Boys toys                           $ 159,700    341,900   300,600   573,000
Games and puzzles                     479,100    330,700   919,700   539,100
Interactive software games             18,900     39,300    40,800    77,700
Preschool toys                         35,700     38,300    74,400    85,500
Other                                  84,973    124,374   216,354   267,672
                                      -------    ------- --------- ---------
Net revenues                        $ 778,373    874,574 1,551,854 1,542,972
                                      =======    ======= ========= =========



                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

(5) Earnings per share data for the quarters and six months ended July 2, 2000 and June 27, 1999 were computed as follows:
                                           2000                  1999
                                    -----------------     -----------------
Quarter                              Basic    Diluted      Basic    Diluted
-------                             -------   -------     -------   -------
  Net earnings                     $  6,500     6,500      32,289    32,289
                                    =======   =======     =======   =======

  Average shares outstanding (in
   thousands)                       171,621   171,621     195,330   195,330
  Effect of dilutive securities;
    Options and warrants                  -     1,118           -    11,722
                                    -------   -------     -------   -------
  Equivalent shares                 171,621   172,739     195,330   207,052
                                    =======   =======     =======   =======

  Earnings per share               $    .04       .04         .17       .16
                                    =======   =======     =======   =======

                                           2000                  1999
                                    -----------------     -----------------
Six Months                           Basic    Diluted      Basic    Diluted
----------                          -------   -------     -------   -------
  Net earnings                     $ 21,627    21,627      46,084    46,084
                                    =======   =======     =======   =======

  Average shares outstanding (in
   thousands)                       180,925   180,925     195,614   195,614
  Effect of dilutive securities;
    Options and warrants                  -       947           -    10,222
                                    -------   -------     -------   -------
  Equivalent shares                 180,925   181,872     195,614   205,836
                                    =======   =======     =======   =======

  Earnings per share               $    .12       .12         .24       .22
                                    =======   =======     =======   =======

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


                        HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

The significant components of the plan include the closing of two factories in Mexico and the United Kingdom, reducing capacity at the remaining three factories, shifting production to third party manufacturers in the Far East and further consolidation and regionalization of the International marketing and sales structure. Actions under the plan commenced in December 1999 and are expected to be completed by the end of fiscal 2000. There have been no material changes to the plan to date. The restructuring charge of $64,232 represented approximately $38,700 of cash charges for severance benefits for termination of approximately 2,200 employees, which will be disbursed over the employee's entitlement period, $14,300 of cash charges for lease and facility closing costs to be expended over the contractual lease terms and closing process and non-cash charges of $11,200 for fixed asset write-offs, arising primarily in the manufacturing area. Of the cash amount, approximately $4,700 was paid prior to December 26, 1999 for severance benefits relating to approximately 200 employees terminated prior to year end. Non-cash charges relating to fixed asset write-offs were credited to the respective line items on the balance sheet. Details of activity in the restructuring plan for the six month period follow:

                                         Balance at              Balance at
                                          Dec. 26,                 Jul. 2,
                                             1999    Activity       2000
                                           -------   --------     -------
Severance                                $  34,000    (16,400)     17,600
Lease and facility closing costs            14,300     (5,000)      9,300
                                           -------    -------     -------
                                         $  48,300    (21,400)     26,900
                                           =======    =======     =======
Employee redundancies by area:
  Manufacturing and sourcing activities      1,700     (1,190)        510
  Research, product development, marketing
   sales and administration                    300       (250)         50
                                           -------    -------     -------
                                             2,000     (1,440)        560
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


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)

NET EARNINGS AND SEGMENT RESULTS
--------------------------------
Net earnings for the second quarter ended July 2, 2000 decreased approximately 80% to $6,500 from 1999 levels of $32,289. For the six month period, net earnings decreased approximately 53% to $21,627 from 1999 of $46,084. Diluted earnings per share for the quarter was $.04 and $.16, and $.12 and $.22 for the six months in 2000 and 1999, respectively. Net revenues and operating profits for the quarter and six months increased in two of the Company's three major business segments, Games and, in local currencies, International, but decreased in U.S. Toys from comparable 1999 levels. Operating profit of the Games segment was favorably impacted compared to last year primarily by the inclusion of Wizards of the Coast, Inc. (Wizards), which was acquired on September 30, 1999. The overall increase in operating profit of the Games segment was negatively impacted by approximately 35% in the quarter and 32% for the six months by an increase in operating loss compared to the prior year periods related to the Company's offering of interactive game products. Also negatively impacting Games segment operating profits, to a lesser degree, was an approximate 80% and 63% decline in shipments of Furby in the quarter and six months, respectively, from 1999. Games segment operating profit reflects expenses of approximately $5,000 in the second quarter and $7,000 for the six months on Games.com, the Company's internet gaming initiative. International segment revenues were essentially unchanged for the quarter and increased 4% for the six months in U. S. dollars. An International segment operating loss in 1999 compares with operating profit and a significantly reduced operating loss for the second quarter and six months of 2000, respectively. The six months of 2000 includes 27 weeks compared to 26 weeks in the comparable period of 1999. A more detailed discussion of items impacting consolidated net earnings and segment results follows.

NET REVENUES
------------
Worldwide net revenues decreased 11.0% to $778,373 in the second quarter of 2000 compared to $874,574 in the second quarter of 1999. This decrease is due to reduced revenues, primarily in the U.S. Toy segment, from STAR WARS product relating to the May, 1999 release of STAR WARS: EPISODE I: THE PHANTOM MENACE. Decreased revenues in the Games segment from reduced shipments of FURBY and sales of interactive software games also contributed to the revenue decline from 1999. Partially offsetting this reduction was the addition of revenues resulting from increased shipments of POKEMON related product across all segments over the comparable period in 1999, and the addition of the trading card and role-playing games from Wizards of the Coast, Inc. (Wizards), which was acquired in the fourth quarter of 1999. Continued softness in the demand for interactive games may continue to negatively impact revenues of the Games segment for the remainder of fiscal 2000. The stronger US dollar negatively impacted worldwide net revenues for the 2000 second quarter compared to the same period last year by $17,500. For the six months, revenues were $1,551,854 and $1,542,972 in 2000 and 1999, respectively. In addition to the second quarter factors noted above, the 2000 six month amounts reflect an approximate $33,200 negative impact of the strengthened U.S. dollar. The strong U.S. dollar may continue to have a negative impact on revenues for the remainder of 2000.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


GROSS PROFIT
------------
The Company's gross profit margin, expressed as a percentage of net revenues, was 61.7% and 61.4% for the quarter and six months respectively, compared to the 1999 levels of 60.5% and 61.0%. The Company's gross margin was favorably impacted in the quarter and six months by revenues arising from shipments of trading card games, acquired through Wizards. This benefit has been partially offset by decreased revenues from STAR WARS, FURBY and interactive software games, all of which also carry high gross margins. Continued high oil prices during the remainder of 2000 may negatively impact our resin and transportation costs.

EXPENSES
--------
Amortization expense for the second quarter of 2000 was consistent with 1999, while greater in dollars over the comparable six month period. This reflects higher amortization of the company's entertainment based property rights in 1999, consistent with revenues in that period, while the six months of 2000 reflects the amortization of intangible assets relating to the Wizards acquisition.

Royalties, research and development expenses for the quarter and year to date decreased in both amount and as a percentage of net revenues from comparable 1999 levels. The royalty component decreased in both dollars and as a percentage of net revenues principally reflecting decreased volumes of STAR WARS products, primarily in the US Toy segment, and FURBY products in the Games segment. This decrease was somewhat offset by royalties incurred across all segments relating to POKEMON products. Revenues derived from entertainment based properties, such as STAR WARS and POKEMON, and their corresponding royalties, while continuous over the life of a contract, are generally higher in amount in the year a theatrical release takes place. It is anticipated that operating profit will also generally be higher in these years. The degree to which revenues, royalties and operating profits fluctuate is dependent not only on theatrical release dates, but on video release dates as well. Research and development, was $48,807 and $98,577 for the quarter and six months of 2000 respectively, compared to $51,301 and $94,088 in the comparable periods of a year ago. For both periods, this represents an increased percentage of 2000 net revenues. Advertising expense for the 2000 second quarter and six months decreased in amount and as a percentage of net revenues from the comparable periods last year. The decrease reflects a mix of less heavily advertised products shipped in 2000 than in the comparable periods of 1999.

Selling, distribution and administration expenses, which are largely fixed, increased in amount and as a percentage of net revenues in both the second quarter and six months of 2000 from comparable 1999 levels. The increase in amount is due primarily to the Games segment's fourth quarter 1999 acquisition of Wizards, which has higher selling, distribution and administrative costs associated with its retail stores and worldwide trading card and role-playing game tournament sponsorship.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense for the 2000 second quarter and six months was $28,198 and $49,641, respectively, compared with $13,625 and $25,598 in 1999. This increase reflects costs associated with borrowing requirements to fund the Company's 1998 acquisitions, the fourth quarter 1999 acquisition of Wizards, and the Company's share repurchase program all partially offset by the availability of funds generated from operations. Other (income) expense was essentially unchanged from 1999.

INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings for the second quarter and six months of 2000 was 31.0%, unchanged from the full year 1999 rate.

OTHER INFORMATION
-----------------
During the fourth quarter of 1999 the Games segment acquired Wizards. The trading card and role playing games associated with that acquisition are a year round business, less dependent on the fourth quarter holiday retail selling season than traditional toys and other forms of games. In 1999, the second quarter and first half were positively impacted by the May 19, 1999 theatrical release of STAR WARS: EPISODE 1: THE PHANTOM MENACE. The Company expects the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year in 2000. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At July 30, 2000 and July 25, 1999, the Company's unshipped orders were approximately $870,000 and $1,060,000, respectively. In addition to the above factors, many of the Company's new product introductions are planned for the second half of the year. For those planned new products containing electronic components, a worldwide shortage of electronic components may impact the Company's ability to meet customer demands for those products.


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)


On December 7, 1999, the Company announced a program to further consolidate manufacturing and sourcing activities and product lines, as well as streamline and further regionalize marketing, sales and research and development activities worldwide. The plan resulted in cost savings of approximately $3,100 and $6,100, respectively, in the second quarter and six months of 2000. The components of activity in the plan and the balance remaining at the end of the quarter are as follows:

                                         Balance at              Balance at
                                          Dec. 26,                 Jul. 2,
                                             1999    Activity       2000
                                           -------   --------     -------
Severance                                $  34,000    (16,400)     17,600
Lease and facility closing costs            14,300     (5,000)      9,300
                                           -------    -------     -------
                                         $  48,300    (21,400)     26,900
                                           =======    =======     =======
Employee redundancies by area:
  Manufacturing and sourcing activities      1,700     (1,190)        510
  Research, product development, marketing
   sales and administration                    300       (250)         50
                                           -------    -------     -------
                                             2,000     (1,440)        560
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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The seasonality of the Company's business coupled with certain customer incentives, mainly in the form of extended payment terms, result in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, cash flow from operations becomes positive and is used to repay a significant portion of outstanding short-term debt.

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

Cash flows utilized by operating activities were $9,811 and $320,998 for the six months ended July 2, 2000 and June 27, 1999 respectively. Receivables were $573,869 at July 2, 2000 compared to $843,580 at the end of the 1999 comparable period. The decrease reflects the reduced second quarter revenues in comparison with the second quarter of 1999, combined with the shorter payment terms associated with trading card games. Inventories increased 17.2% from 1999 levels, primarily reflecting the Company's fourth quarter 1999 acquisition of Wizards. In addition to finished product, Wizards maintains a higher level of raw materials and work in process than the Company's pre-existing toys and games, due to the special paper and printing requirements of trading card games. Other current assets decreased to $456,279 from $586,115, reflecting the partial use of prepaid royalties existing at June 27, 1999 offset in part by the acquisition of Wizards. Trade payables and accrued liabilities increased to $843,395 from $739,222 in 1999. The increase primarily relates to the acquisition of Wizards.

Property, plant and equipment and other assets, as a group, increased from their 1999 levels, reflecting the Company's fourth quarter 1999 acquisition of Wizards, partially offset by assets of approximately $76,200 written off or written down to fair market value in connection with the Company's 1999 consolidation program, and twelve additional months of depreciation and amortization expense.

Net cash provided by financing activities of $19,940 in the six months of 2000 compares with $295,814 in 1999. Net borrowings (short and long-term borrowings less cash and cash equivalents) increased to $1,343,789 at July 2, 2000 from $1,135,374 at June 27, 1999. This reflects the use of approximately $780,000 of cash in the prior twelve months for investments and acquisitions and the Company's continued repurchase of its common stock both of which are traditionally funded through a combination of cash provided by operating activities and short and long-term borrowings. On March 15, 2000, the Company issued $750 million of debt securities in the form of $550 million of 7.95% notes due March 15, 2003 and $200 million of 8.50% notes due March 15, 2006. The Company used the proceeds of these notes to pay down short term debt primarily incurred in connection with the acquisition of Wizards and the repurchase of shares of its common stock, including a portion of the proceeds for the repurchase of shares under a Modified Dutch Auction Tender Offer,

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


which was initiated and completed in the first six months of 2000. Included in short-term borrowings is $2,200 of current installments of long-term debt. At July 2, 2000, the Company had committed unsecured lines of credit totaling approximately $715,000 available to it. It also had available uncommitted lines approximating $615,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $390,000 was in use at July 2, 2000.

EURO CONVERSION
---------------
Certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Economic Monetary Union common currency, or Euro. While the Euro was introduced on January 1, 1999, member countries will continue to use their existing currencies through January 1, 2002, with the transition period for full conversion to the Euro ending June 30, 2002. Transition to the Euro creates certain issues for the Company with respect to upgrading information technology systems for 2002 full use requirements, reassessing currency risk, product pricing, amending business and financial contracts as well as processing tax and accounting records. The Company has and will continue to address these transition issues and does not expect the Euro conversion to have a material effect on the results of operations or financial condition of the Company.

FORWARD-LOOKING STATEMENTS
--------------------------
This discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," and "would" or any variations of such words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. A variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are not limited to, the Company's ability to manufacture, source and ship new and continuing product in a timely manner and customers' and consumers' acceptance of new and continuing products at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of the products; the impact of competition on revenue, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment; economic conditions, including higher fuel prices, currency fluctuations and government regulations and other actions in the various markets in which the Company operates; the impact of market conditions, third party actions or approvals and the impact of competition that could delay or increase the cost of implementation of the

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


consolidation program or alter planned actions and reduce actual results; the risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization; with respect to the Company's online game site initiative, in addition to the factors set forth above, technical difficulties in adapting games to online format and establishing the online game site that could delay or increase the cost of the site becoming operational; the acceptance by customers of the games and other products and services to be offered at the online game site; and other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC such as Forms 8-K, 10-Q and 10-K. The Company undertakes no obligation to revise the forward-looking statements contained in this discussion or to update the forward-looking statements to reflect events or circumstances occurring after the date of this discussion.

RECENT INFORMATION
------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 was amended by SFAS 138 in June 2000.The Company will adopt this statement on January 1, 2001. SFAS 133 will require that the Company record all derivatives, such as foreign exchange contracts, in the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as an offset to the changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on several factors, including interpretive guidance issued from the FASB, the extent of the Company's hedging activities and use of equity and other financial derivatives, the Company's ability to forecast foreign currency transactions compared to actual results and the effectiveness of the hedging instruments used. However, the Company does not believe adoption of SFAS 133 will have a material impact on either the Company's financial condition or its results of operations.

On August 9, 2000, the Company announced that Alfred J. Verrecchia was promoted to President and Chief Operating Officer of the Company. Mr. Verrecchia replaces Herbert M. Baum, who resigned from the Company on August 8, 2000 to accept a position at The Dial Corporation.


PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           At the Company's Annual Meeting of Shareholders held on May
           17, 2000, the Company's shareholders reelected the following persons to the Board of Directors of the Company: Alan G. Hassenfeld (141,938,349 votes for, 2,953,398 votes withheld), Harold P. Gordon(141,947,402 votes for, 2,944,345 votes withheld), Marie Josee Kravis (141,906,676 votes for, 2,985,071 votes withheld), and Preston Robert Tisch (141,702,985 votes for, 3,188,762 votes withheld).
           The Company's shareholders also approved an amendment to the Stock Incentive Performance Plan by a vote of 141,462,619 votes for, 2,933,760 votes against, while 495,368 abstained. The Company's shareholders also approved an amendment to the Restated Articles of Incorporation of the Company to increase the number of shares of common stock which Hasbro is authorized to issue from 300,000,000 to 600,000,000 by a vote of 134,777,620 votes for, 9,593,695 votes against, while 520,432 abstained.


Item 5.   Other Information

           None.


Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             3.1  Restated Articles of Incorporation of the Company.

             3.2 Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999.

             3.3 Certificate of Vote(s) authorizing a decrease of class or series of any class of shares.

             3.4  Amendment to Articles of Incorporation, dated June 28, 2000.

            11.1 Computation of Earnings Per Common Share - Six Months Ended July 2, 2000 and June 27, 1999.

            11.2 Computation of Earnings Per Common Share - Quarter Ended July 2, 2000 and June 27, 1999.

            12 Computation of Ratio of Earnings to Fixed Charges - Six Months and Quarter Ended July 2, 2000.

            27    Article 5 Financial Data Schedule - Second Quarter 2000

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated July 20, 2000 was filed by the Company and included the Press Release dated July 20, 2000, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and six months ended July 2, 2000 and June 27, 1999 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)



Date: August 16, 2000                        By:  /s/ Alfred J. Verrecchia
                                                 -------------------------
                                             President and
                                             Chief Operating Officer and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)



                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                     For the Period Ended July 2, 2000


                               Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

   3.1  Restated Articles of Incorporation of the Company.

   3.2 Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999.

   3.3 Certificate of Vote(s) authorizing a decrease of class or series of any class of shares.

   3.4  Amendment to Articles of Incorporation, dated June 28, 2000.

  11.1  Computation of Earnings Per Common Share - Six Months
        Ended July 2, 2000 and June 27, 1999.

  11.2  Computation of Earnings Per Common Share - Quarter
        Ended July 2, 2000 and June 27, 1999.

  12    Computation of Ratio of Earnings to Fixed Charges -
        Six Months and Quarter Ended July 2, 2000.

  27    Article 5 Financial Data Schedule - Second Quarter 2000