Form 10-Q
period 2000-10-01
HASBRO INC
filed 2000-10-30
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended October 1, 2000       Commission file number 1-6682


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

    The number of shares of Common Stock, par value $.50 per share, outstanding as of October 29, 2000 was 172,322,501.


                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                            Oct. 1,   Sep. 26,   Dec. 26,
   Assets                                    2000       1999       1999
                                          ---------  ---------  ---------
Current assets
  Cash and cash equivalents              $  164,307    108,627    280,159
  Accounts receivable, less allowance
   for doubtful accounts of $64,100,
   $64,900 and $65,000                      889,090  1,167,660  1,084,118
  Inventories:
    Finished products                       456,005    366,811    348,058
    Work in process                          40,681     17,839     13,470
    Raw materials                            43,621     54,012     47,043
                                          ---------  ---------  ---------
      Total inventories                     540,307    438,662    408,571

  Deferred income taxes                     138,197    108,930    115,646
  Prepaid expenses                          304,454    443,344    243,158
                                          ---------  ---------  ---------
        Total current assets              2,036,355  2,267,223  2,131,652

Property, plant and equipment, net          313,301    303,667    318,825
                                          ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $224,076, $179,094 and $193,947          835,941    687,848    806,092
  Other intangibles, less accumulated
   amortization of $330,571, $232,597
   and $300,632                             948,023    800,514    949,789
  Other                                     236,966    134,017    256,990
                                          ---------  ---------  ---------
        Total other assets                2,020,930  1,622,379  2,012,871
                                          ---------  ---------  ---------

        Total assets                     $4,370,586  4,193,269  4,463,348
                                          =========  =========  =========



                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (continued)

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)


                                            Oct. 1,   Sep. 26,   Dec. 26,
   Liabilities and Shareholders' Equity      2000       1999       1999
                                          ---------  ---------  ---------
Current liabilities
  Short-term borrowings                  $  539,434    889,405    714,669
  Trade payables                            200,961    140,845    284,772
  Accrued liabilities                       828,726    733,114    983,280
  Income taxes                               50,489     75,745     88,606
                                          ---------  ---------  ---------
        Total current liabilities         1,619,610  1,839,109  2,071,327

Long-term debt, excluding current
 installments                             1,168,764    407,584    420,654
Deferred liabilities                         90,887     82,451     92,392
                                          ---------  ---------  ---------
        Total liabilities                 2,879,261  2,329,144  2,584,373
                                          ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                            -          -          -
  Common stock of $.50 par value.
   Authorized 600,000,000 shares;
   issued 209,694,630, 209,694,630
   and 209,694,630                          104,847    104,847    104,847
  Additional paid-in capital                470,754    467,064    468,329
  Deferred compensation                     (11,242)         -          -
  Retained earnings                       1,768,659  1,717,972  1,764,110
  Accumulated other comprehensive income    (65,323)   (27,470)   (32,982)
  Treasury stock, at cost; 37,375,704,
   15,299,432 and 16,710,620 shares        (776,370)  (398,288)  (425,329)
                                          ---------  ---------  ---------
        Total shareholders' equity        1,491,325  1,864,125  1,878,975
                                          ---------  ---------  ---------

        Total liabilities and
         shareholders' equity            $4,370,586  4,193,269  4,463,348
                                          =========  =========  =========


See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                    (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                  Quarter Ended        Nine Months Ended
                                ------------------    --------------------
                                Oct. 1,   Sep. 26,     Oct. 1,    Sep. 26,
                                  2000      1999         2000       1999
                                --------  --------    ---------  ---------
Net Revenues                 $ 1,072,617 1,098,179    2,624,471  2,641,151
Cost of Sales                    459,535   444,013    1,057,879  1,045,556
                                --------  --------    ---------  ---------
Gross Profit                     613,082   654,166    1,566,592  1,595,595
                                --------  --------    ---------  ---------
Expenses
  Amortization                    33,861    31,130       98,645     88,974
  Royalties, Research and
   Development                   164,912   170,778      426,101    462,496
  Advertising                    134,631   117,567      281,722    299,925
  Selling, Distribution and
   Administration                222,743   193,582      626,453    515,231
                                --------  --------    ---------  ---------
    Total Expenses               556,147   513,057    1,432,921  1,366,626
                                --------  --------    ---------  ---------
Operating Profit                  56,935   141,109      133,671    228,969
                                --------  --------    ---------  ---------
Nonoperating (Income) Expense
  Interest Expense                30,565    19,190       80,206     44,788
  Other (Income) Expense, Net      6,324    (1,515)       2,075     (6,042)
                                --------  --------    ---------  ---------
    Total Nonoperating (Income)
     Expense                      36,889    17,675       82,281     38,746
                                --------  --------    ---------  ---------
Earnings Before Income Taxes      20,046   123,434       51,390    190,223
Income Taxes                       6,214    38,264       15,931     58,969
                                --------  --------    ---------  ---------
Net Earnings                   $  13,832    85,170       35,459    131,254
                                ========  ========    =========  =========
Per Common Share
  Net Earnings
    Basic                      $     .08       .44          .20        .67
                                ========  ========    =========  =========
    Diluted                    $     .08       .43          .20        .64
                                ========  ========    =========  =========
  Cash Dividends Declared      $     .06       .06          .18        .18
                                ========  ========    =========  =========
See accompanying condensed notes to consolidated financial statements.

                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
          Nine Months Ended October 1, 2000 and September 26, 1999
                            (Thousands of Dollars)
                                  (Unaudited)
                                                          2000      1999
                                                         -------   -------
Cash flows from operating activities
  Net earnings                                         $  35,459   131,254
  Adjustments to reconcile net earnings to net cash
   utilized by operating activities:
    Depreciation and amortization of plant and equipment  78,723    76,511
    Other amortization                                    98,645    88,974
    Deferred income taxes                                (10,812)   (5,974)
    Compensation earned under restricted stock programs    2,538         -
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease (increase) in accounts receivable           177,366  (218,729)
    Increase in inventories                             (142,276) (109,874)
    Increase in prepaid expenses                         (69,991) (227,326)
    Decrease in trade payables
     and accrued liabilities                            (237,705)  (39,419)
  Other                                                   (2,417)   (1,081)
                                                         -------   -------
      Net cash utilized by operating activities          (70,470) (305,664)
                                                         -------   -------
Cash flows from investing activities
  Additions to property, plant and equipment             (87,685)  (66,897)
  Investments and acquisitions, net of cash acquired    (136,475)  (36,591)
  Other                                                   (2,373)    2,527
                                                         -------   -------
      Net cash utilized by investing activities         (226,533) (100,961)
                                                         -------   -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                             912,001   445,861
  Repayments of borrowings with original maturities
   of more than three months                            (158,324)  (90,760)
  Net (repayments) proceeds of other
   short-term borrowings                                (164,550)  178,062
  Purchase of common stock                              (367,548) (207,170)
  Stock option transactions                                1,987    48,172
  Dividends paid                                         (32,153)  (33,879)
                                                         -------   -------
      Net cash provided by financing activities          191,413   340,286
                                                         -------   -------
Effect of exchange rate changes on cash                  (10,262)   (2,782)
                                                         -------   -------
      Decrease in cash and cash equivalents             (115,852)  (69,121)
Cash and cash equivalents at beginning of year           280,159   177,748
                                                         -------   -------
      Cash and cash equivalents at end of period        $164,307   108,627
                                                         =======   =======

                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
          Nine Months Ended October 1, 2000 and September 26, 1999

                            (Thousands of Dollars)
                                  (Unaudited)


                                                          2000      1999
                                                         -------   -------
Supplemental information
  Cash paid during the period for:
    Interest                                            $ 72,750    40,952
    Income taxes                                        $ 76,450    37,639

See accompanying condensed notes to consolidated financial statements.











                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Earnings

                             (Thousands of Dollars)
                                  (Unaudited)


                                  Quarter Ended        Nine Months Ended
                                ------------------     ------------------
                                 Oct. 1,  Sep. 26,      Oct. 1,  Sep. 26,
                                  2000      1999         2000      1999
                                --------  --------     --------  --------
Net earnings                   $  13,832    85,170       35,459   131,254
Other comprehensive
  loss                           (15,183)   (1,461)     (32,341)  (17,845)
                                --------  --------     --------  --------
Total comprehensive
  earnings (loss)              $  (1,351)   83,709        3,118   113,409
                                ========  ========     ========  ========

See accompanying condensed notes to consolidated financial statements.



                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

            (Thousands of Dollars and Shares Except Per share Data)
                                  (Unaudited)


(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 1, 2000 and September 26, 1999, and the results of operations and cash flows for the periods then ended. Certain 1999 balances have been reclassified to conform to current year presentation.

The year to date period ended October 1, 2000 is a 40-week period while the year to date period ended September 26, 1999 is a 39-week period.

The results of operations for the nine months ended October 1, 2000 are not necessarily indicative of results to be expected for the full year.

(2) The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments.

(3) During 2000, the Company issued restricted stock and granted deferred restricted stock units to certain key employees. At October 1, 2000, these awards, net of forfeitures, aggregated the equivalent of 665,000 shares. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. Upon granting of these awards, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the periods during which the restrictions lapse, generally 3 years. During 2000, the Company also conditionally awarded, net of forfeitures, 320,000 deferred restricted shares under the Long Term Incentive Program (LTIP) under the Company's omnibus employee stock plans. This award is conditional upon the Company reaching certain volume, earnings per share and stock price benchmarks within a three year performance cycle, with payout over the two years following that cycle. Unearned compensation equivalent to the market value of shares awarded was recorded at the date of award and is being amortized over a five-year period. Adjustments are made to compensation expense for changes in market value and achievement of financial goals. Amortization of deferred, unearned compensation relating to the restricted stock and deferred restricted stock units, and shares awarded under the LTIP of $2,049 and $480, respectively, was recorded in the nine months of 2000.

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

In the United States, the U.S. Toy segment includes the design, marketing and selling of boys action figures, vehicles and playsets, girls toys, preschool

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


toys, infant products and creative play products. The Games segment includes the development, marketing and selling of traditional board games and puzzles, handheld electronic games, electronic interactive plush, children's consumer electronics, electronic learning aids, trading card and role-playing games and interactive software games based on the Company's owned and licensed brands. Within the International segment, the Company develops, markets and sells both toy and game products in non-U.S. markets. Global Operations manufactures and sources product for the majority of the Company's segments. The Company also has other segments which license certain toy and game properties and which develop and market non-traditional toy and game based product realizing more than half of their revenues and the majority of their operating profit in the first half of the year, which is contra-seasonal to the rest of the Company's business. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are general corporate expenses, the elimination of intersegment transactions and assets not identified with a specific segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost.

As a result of the complexity of the Company's organizational changes, it is unable to segregate 1999 assets between the U.S. Toys and Games segments, and thus they are reported as one. Assets are segregated in 2000 and are separately reported for that period. The total of U.S. Toys and Games assets in 2000 is presented for comparative purposes only, and is not used by management in assessing segment performance in 2000. Certain asset related expense items, including depreciation and amortization of intangibles, have been allocated to segments in 1999 based upon estimates in order to arrive at segment operating profit. In the fourth quarter of 1999, the Company's Games segment acquired Wizards of the Coast, Inc. Management of the Company's interactive software games international units, currently part of the Games segment, has been assumed by International segment management. The Company will reclassify the related revenues, operating profit and total assets of this portion of the business in segment disclosure when it is completed for management reporting purposes. These changes are not expected to be material.

The accounting policies of the segments are the same as those described in
Note 1 to the Company's Consolidated Financial Statements for the fiscal year ended December 26, 1999.

Results shown for the quarter and nine months are not necessarily representative of those which may be expected for the full year 2000 nor were those of the comparable 1999 periods representative of those actually

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


experienced for the full year 1999. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the three and nine months ended October 1, 2000 and September 26, 1999 are as follows:

                                              Three Months
                                              ------------

                                           2000                 1999
                                           ----                 ----
                                     External  Affiliate  External  Affiliate
      Net revenues                   --------  ---------  --------  ---------
        U.S. Toys                  $  184,253      1,114   309,670         -
        Games                         541,398     28,488   394,887    50,410
        International                 300,526        666   359,740       655
        Global Operations (a)           6,060    260,403     8,591   293,612
        Other segments                 40,380      2,284    25,291     5,314
        Corporate and eliminations          -   (292,955)        -  (349,991)
                                    ---------  --------- --------- ---------
                                   $1,072,617          - 1,098,179         -
                                    =========  ========= ========= =========

                                                  Nine Months
                                                  -----------
                                           2000                 1999
                                           ----                 ----
                                    External  Affiliate  External  Affiliate
      Net revenues                  --------  ---------  --------  ---------
        U.S. Toys                  $  412,817      3,970   839,194         -
        Games                       1,384,267     55,215   906,615    51,766
        International                 665,590       (308)  709,715     3,625
        Global Operations (a)          11,262    635,935    17,216   752,206
        Other segments                150,535     10,651   168,411    13,661
        Corporate and eliminations          -   (705,463)        -  (821,258)
                                    ---------  --------- --------- ---------
                                   $2,624,471          - 2,641,151         -
                                    =========  ========= ========= =========


                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


                                        Quarter Ended       Nine Months Ended
                                      Oct. 1,   Sep. 26,   Oct. 1,    Sep. 26,
                                        2000       1999      2000       1999
                                        ----       ----      ----       ----
      Operating profit (loss)
        U.S. Toys                   $ (21,922)    35,278   (74,349)   84,313
        Games                          57,013     56,592   204,168    95,224
        International                  28,077     58,817    18,016    33,854
        Global Operations (a)             762     (2,090)   (2,320)   (5,714)
        Other segments                 (7,101)    (8,572)   (7,122)   22,455
        Corporate and eliminations        106      1,084    (4,722)   (1,163)
                                      -------    -------   -------   -------
                                    $  56,935    141,109   133,671   228,969
                                      =======    =======   =======   =======

                                          Oct. 1, 2000         Sep. 26, 1999
                                          ------------         -------------
      Total assets
          U.S. Toys   (b)                 $   412,166                      -
          Games       (b)                   2,219,383                      -
                                            ---------              ---------
            U.S. Toys and Games (b)       $ 2,631,549              2,702,800
        International                       1,170,302              1,181,310
        Global Operations                     532,168                543,274
        Other segments                        302,959                289,524
        Corporate and eliminations           (266,392)              (523,639)
                                            ---------              ---------
                                          $ 4,370,586              4,193,269
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



                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


The following table presents consolidated net revenues by classes of principal products for the quarter and nine months ended October 1, 2000 and September 26, 1999:

                                      Quarter Ended        Nine Months Ended
                                     Oct. 1,   Sep. 26,    Oct. 1,   Sep. 26,
                                      2000       1999       2000       1999
                                      ----       ----       ----       ----

Boys toys                          $  207,400    364,200   508,000   937,200
Games and puzzles                     600,200    494,400 1,519,800 1,033,500
Interactive software games             59,300     34,000   100,100   111,700
Preschool toys                         65,600     76,200   140,100   161,700
Other                                 140,117    129,379   356,471   397,051
                                      -------    ------- --------- ---------
Net revenues                       $1,072,617  1,098,179 2,624,471 2,641,151
                                    =========  ========= ========= =========


                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


 (5) Earnings per share data for the fiscal quarters and nine months ended October 1, 2000 and September 26, 1999 were computed as follows:

                                           2000                 1999
                                    -----------------    -----------------
                                     Basic    Diluted     Basic    Diluted
                                    -------   -------    -------   -------
Quarter
-------
  Net earnings                     $ 13,832    13,832     85,170    85,170
                                    =======   =======    =======   =======

  Average shares outstanding (in
   thousands)                       171,732   171,732    194,612   194,612
  Effect of dilutive securities;
    Options and warrants                  -       209          -     5,732
                                    -------   -------    -------   -------
  Equivalent shares                 171,732   171,941    194,612   200,344
                                    =======   =======    =======   =======

  Earnings per share               $    .08       .08        .44       .43
                                    =======   =======    =======   =======
Nine Months
-----------
  Net earnings                     $ 35,459    35,459    131,254   131,254
                                    =======   =======    =======   =======

  Average shares outstanding (in
   thousands)                       177,937   177,937    195,280   195,280
  Effect of dilutive securities;
    Options and warrants                  -       701          -     8,726
                                    -------   -------    -------   -------
  Equivalent shares                 177,937   178,638    195,280   204,006
                                    =======   =======    =======   =======

  Earnings per share               $    .20       .20        .67       .64
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

The significant components of the plan included the closing of two factories, one in Mexico and one in the United Kingdom, reducing capacity at the remaining three factories, shifting production to third party manufacturers in the Far East and further consolidation and regionalization of the International marketing and sales structure. Actions under the plan commenced in December 1999 and are expected to be completed by the end of fiscal 2000. There have been no material changes to the plan to date. The restructuring charge of $64,232 represented approximately $38,700 of cash charges for severance benefits for termination of approximately 2,200 employees, which will be disbursed over the employee's entitlement period, $14,300 of cash charges for lease and facility closing costs to be expended over the contractual lease terms and closing process and non-cash charges of $11,200 for fixed asset write-offs, arising primarily in the manufacturing area. Of the cash amount, approximately $4,700 was paid prior to December 26, 1999 for severance benefits relating to approximately 200 employees terminated prior to year-end. Non-cash charges relating to fixed asset write-offs were credited to the respective line items on the balance sheet. Details of activity in the restructuring plan for the nine month period follow:

                                         Balance at              Balance at
                                           Dec. 26,                Oct. 1,
                                             1999    Activity       2000
                                           -------   --------     -------
Severance                                $  34,000    (21,000)     13,000
Lease and facility closing costs            14,300     (6,300)      8,000
                                           -------    -------     -------
                                         $  48,300    (27,300)     21,000
                                           =======    =======     =======
Employee redundancies by area:
  Manufacturing and sourcing activities      1,700     (1,600)        100
  Research, product development, marketing
   sales and administration                    300       (260)         40
                                           -------    -------     -------
                                             2,000     (1,860)        140
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


(7) On October 12, 2000, the Company announced a plan, approved by its Board of Directors, to consolidate its US Toy group into Rhode Island. The major components of the plan include the closing of offices in Cincinnati, Ohio and San Francisco, California, office and warehouse space in Napa, California, and the shifting of certain design and engineering functions to the Far East. These locations are expected to be closed by the end of the year. In addition,, the Company plans significant overhead reductions in other areas to reduce costs in the product development, sales and marketing, and administrative functions across the Company and to further improve the product development process.

Together, these plans will result in expected charges, primarily in the fourth quarter of 2000, of approximately $70,000, which is expected to consist of $50,000 in severance benefits and $20,000 in lease and facility closing costs. Included in the $70,000 are non-cash charges of $6,000 relating to fixed asset write-offs. The plans anticipate the redundancy of approximately 500 to 550 employees worldwide in the product development, sales and marketing and administrative functions.

In addition, results from the important fourth quarter holiday selling season impact the Company's assessment of its ongoing and future product lines. As the Company has not completed this assessment, the impact of discontinued product lines and product lines with reduced expectations has not yet been determined. This assessment is expected to be completed in the fourth quarter of 2000 and may result in additional charges, primarily non-cash.


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)

NET EARNINGS AND SEGMENT RESULTS
--------------------------------
In the third quarter and nine months ended October 1, 2000, net earnings were $13,832 and $35,459, respectively, compared to 1999 levels of $85,170 and $131,254. Diluted earnings per share for the third quarter was $.08 in 2000 and $.43 in 1999. For the nine months of 2000, diluted earnings per share was $.20, compared to $.64 for the same period in 1999. Net revenues and operating profits of the Games segment increased in both the third quarter and nine months of 2000 over comparable 1999 levels. The revenue increase in the quarter and nine months was due primarily to trading card and role playing games associated with the Company's September 30, 1999 acquisition of Wizards of the Coast, Inc. (Wizards). With the contribution of revenues from Wizards, Games segment operating profit for the nine months of 2000 was $204,168, compared to $95,224 for the comparable period in 1999. In the quarter, the increase was modest, with operating profit of $57,013 compared to $56,592 for the year ago period. Games segment quarter and nine month operating profits were negatively impacted by a loss from interactive software games of $22,431 and $79,303, respectively, as well as a decline in FURBY revenues from a year ago. Games segment operating profit also reflects expenses of approximately $6,000 in the third quarter and $13,000 for the nine months on Games.com, the Company's internet games initiative. US Toy segment revenues declined by 41% and 51% in the quarter and nine months from a year ago, and reflected 2000 operating losses for the quarter and nine months of $21,922 and $74,349, respectively. Revenues and operating profit in the International segment increased in local currencies over the quarter and nine months of 1999. A more detailed discussion of items impacting consolidated net earnings and segment results follows.

NET REVENUES
------------
Net revenues for the third quarter of 2000 decreased approximately 2% to $1,072,617 from $1,098,179 in the third quarter of 1999. This decrease is due to reduced revenues, primarily in the US Toy segment, from STAR WARS product relating to the May, 1999 theatrical release of STAR WARS: EPISODE I: THE PHANTOM MENACE. More than offsetting this reduction was the addition of revenues across all segments resulting from increased shipments of POKEMON related product over 1999. In the Games segment, this includes trading card games of Wizards, acquired in the fourth quarter of 1999, and electronic games. In addition to POKEMON games, revenue from other trading card and role playing games and the addition of new interactive plush products more than offset the decline in FURBY revenues over the comparable quarter in 1999. Third quarter revenues from interactive software games increased 74% to $59,300 from $34,000 in 1999. The strong US dollar negatively impacted worldwide net revenues by $33,300 in the third quarter of 2000 compared to the third quarter of 1999. In addition to the third quarter factors above, the 2000 nine month amounts reflect a negative impact of approximately $66,500 from the stronger U.S. dollar. Continued strength of the U.S. dollar will have a continued negative impact on reported worldwide revenues of the Company.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


GROSS PROFIT
------------
The Company's gross profit margins for the quarter and nine months of 2000 were 57.2% and 59.7%, respectively, compared to 1999 amounts of 59.6% and 60.4%. The decrease in margins primarily reflects product mix, such as lower revenues generated from entertainment based properties, such as STAR WARS related products, and FURBY which carry higher gross margins. Also impacting gross margins were higher oil prices, which impact resin prices and transportation costs. Partially offsetting these decreases are the higher gross margins associated with trading card games from Wizards. Continued high oil prices will continue to have a negative impact on the Company's gross profit margins in 2000.

EXPENSES
--------
Amortization expense for both periods of 2000 was greater than in the comparable periods of 1999, reflecting the Games segment fourth quarter 1999 acquisition of Wizards.

Royalties, research and development expenses for the quarter and year to date decreased in both amount and as a percentage of net revenues from comparable 1999 levels. The royalty component decreased in dollars and was a comparable percentage of net revenues in the quarter. For the nine months, royalties decreased in both amount and as a percentage of net revenues, principally reflecting decreased volumes of STAR WARS products, primarily in the US Toy segment, and FURBY in the Games segment. This decrease was somewhat offset by royalties incurred across all segments relating to POKEMON products. Revenues derived from entertainment based properties, such as STAR WARS and POKEMON, and their corresponding royalties, while continuous over the life of a contract, are generally higher in amount in the year a theatrical release takes place. It is anticipated that operating profit will also generally be higher in these years. The degree to which revenues, royalties and operating profits fluctuate is influenced not only by theatrical release dates, but by video release dates as well. Research and development, at $58,414 for the 2000 third quarter decreased in both dollars and as a percentage of net revenues from the 1999 amount of $62,022. For the nine months ended October 2000, research and development expenses increased modestly in dollars to $156,991 from the 1999 amount of $156,110.

Advertising expense in the third quarter of 2000 increased in dollars and as a percentage of net revenues to $134,631 from the 1999 amount of $117,567. The increase in the quarter is largely due to the mix of more highly advertised products on a base of lower net revenues primarily in the US Toy segment, compared to the comparable quarter of 1999. For the nine months ended October 2000, advertising expense decreased in dollars and as a percentage of net revenues to $281,722 from $299,925 in the comparable period of 1999.


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


Selling, distribution and administration expenses, which are largely fixed, increased in amount and as a percentage of net revenues in both the third quarter and nine months of 2000 from comparable 1999 levels. The increase in amount is due primarily to the Games segment's fourth quarter 1999 acquisition of Wizards, which has higher selling, distribution and administrative costs associated with its retail stores and worldwide trading card and role-playing game tournament sponsorship.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense during the third quarter and nine months of 1999 was $30,565 and $80,206, respectively, compared with $19,190 and $44,788 in 1999. This increase reflects costs associated with borrowing requirements to fund the Company's 1998 acquisitions, the fourth quarter 1999 acquisition of Wizards, and the Company's share repurchase program, all partially offset by the availability of funds generated from operations. The decrease in other income was due primarily to foreign currency.

INCOME TAXES
------------
Income tax expense as a percentage of pretax earnings for the third quarter and nine months of 2000 was 31.0%, unchanged from the full year 1999 rate.

OTHER INFORMATION
-----------------
During the fourth quarter of 1999, the Games segment acquired Wizards. The trading card and role playing games associated with that acquisition are a year round business, less dependent on the fourth quarter holiday retail selling season than traditional toys and other forms of games. Also in 1999, the second quarter and first half were positively impacted by the May 19, 1999 theatrical release of STAR WARS: EPISODE 1: THE PHANTOM MENACE. Despite these factors, the Company continues to expect the second half of the year and within that half, the fourth quarter, to be more significant to its overall ongoing full year business. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and
(c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


orders are subject to amendment or cancellation by customers prior to shipment. At October 1, 2000 and September 26, 1999 the Company's unshipped orders were approximately $723,000 and $818,000, respectively. In addition to the above factors, many of the Company's new product introductions are planned for the latter part of the year. For those planned new products containing electronic components, a continued worldwide shortage of electronic components may impact the Company's ability to meet customer demands for those products.

On December 7, 1999, the Company announced a program to further consolidate manufacturing and sourcing activities and product lines, as well as streamline and further regionalize marketing, sales and research and development activities worldwide. The plan resulted in pre-tax cost savings of approximately $4,200 and $10,300, respectively, in the third quarter and nine months of 2000. The components of activity in the plan and the balance remaining at the end of the quarter are as follows:

                                         Balance at              Balance at
                                          Dec. 26,                 Oct. 1
                                             1999    Activity       2000
                                           -------   --------     -------
Severance                                   34,000    (21,000)     13,000
Lease and facility closing costs            14,300     (6,300)      8,000
                                           -------    -------     -------
                                         $  48,300    (27,300)     21,000
                                           =======    =======     =======
Employee redundancies by area:
  Manufacturing and sourcing activities      1,700     (1,600)        100
  Research, product development, marketing
   sales and administration                    300       (260)         40
                                           -------    -------     -------
                                             2,000     (1,860)        140
                                           =======    =======     =======

The significant components of the plan included the closing of two factories, in Mexico and the United Kingdom, the reduction of capacity at the remaining three factories, the shift of production to third party manufacturers in the Far East and further consolidation and regionalization of the International marketing and sales structure. Actions under the plan commenced in December 1999 and are expected to be completed by the end of fiscal 2000. The remaining severance liability represents cash charges for severance benefits for employees not yet terminated and amounts for employees made redundant which will be disbursed over the employee's entitlement period. The balance in lease and facility closing costs will be expended over the contractual lease terms and closing process. The Company expects to generate pre-tax savings of approximately $16,000 in 2000 and $23,000 per year thereafter from these actions.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


On October 12, 2000, the Company announced a plan, approved by its Board of Directors, to consolidate its US Toy group into Rhode Island. The major components of the plan include the closing of offices in Cincinnati, Ohio and San Francisco, California, office and warehouse space in Napa, California, and the shifting of certain design and engineering functions to the Far East. These locations are expected to be closed by the end of the year. In addition, the Company plans significant overhead reductions in other areas to reduce costs in the product development, sales and marketing, and administrative functions across the Company and to further improve the product development process.

Together, these plans will result in expected charges, primarily in the fourth quarter of 2000, of approximately $70,000, which is expected to consist of $50,000 in severance benefits and $20,000 in lease and facility closing costs. Included in the $70,000 are non-cash charges of $6,000 relating to fixed asset write-offs. The plans anticipate the redundancy of approximately 500 to 550 employees worldwide in the product development, sales and marketing and administrative functions.

In addition, results from the important fourth quarter holiday selling season impact the Company's assessment of its ongoing and future product lines. As the Company has not completed this assessment, the impact of discontinued product lines and product lines with reduced expectations has not yet been determined. This assessment is expected to be completed in the fourth quarter of 2000 and may result in additional charges, primarily non-cash.

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

Cash flows utilized by operating activities were $70,470 and $305,664 for the nine months ended October 1, 2000 and September 26, 1999, respectively. Receivables were $889,090 at October 1, 2000 compared to $1,167,660 at September 26, 1999, while days sales outstanding improved to 75 days from 96 days last year. The decrease reflects the shorter payment terms associated with trading card games and higher levels of cash collections in the quarter than in the comparable period of the prior year. Inventories increased 23% from 1999 levels, primarily reflecting the Company's fourth quarter 1999 acquisition of Wizards. In addition to finished product, Wizards maintains a higher level of raw materials and work in process than the Company's pre-existing toys and games, due to the special paper and printing requirements of trading card games. Prepaid expenses decreased to $304,454 from $443,344, reflecting a reduction in prepaid royalties existing at September 26, 1999, offset in part by the acquisition of Wizards. Trade payables and accrued liabilities increased to $1,029,687 from $873,959 in 1999. The increase primarily relates to the acquisition of Wizards.

Property, plant and equipment and other assets, as a group, increased from their 1999 levels, primarily reflecting the Company's fourth quarter 1999 acquisition of Wizards, partially offset by assets of approximately $76,200 written off or written down to fair market value in connection with the Company's 1999 consolidation program, and twelve additional months of depreciation and amortization expense.

Net borrowings (short and long-term borrowings less cash and cash equivalents) increased to $1,543,891 at October 1, 2000 from $1,188,362 at September 26, 1999. This reflects the use of approximately $850,000 of cash in the prior twelve months for investments and acquisitions and the Company's continued repurchase of its common stock both of which are traditionally funded through a combination of cash provided by operating activities and short and long-term borrowings. On March 15, 2000, the Company issued $750 million of debt securities in the form of $550 million of 7.95% notes due March 15, 2003 and

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)


$200 million of 8.50% notes due March 15, 2006. The Company used the proceeds of these notes to pay down short term debt primarily incurred in connection with the acquisition of Wizards and the repurchase of shares of its common stock, including a portion of the proceeds for the repurchase of shares under a Modified Dutch Auction Tender Offer, which was initiated and completed in the first six months of 2000. Included in short-term borrowings is $781 of current installments of long-term debt. At October 1, 2000, the Company had committed unsecured lines of credit totaling approximately $715,000 available to it. It also had available uncommitted lines approximating $601,000. The Company believes that these amounts are adequate for its needs. Of these available lines, approximately $590,000 was in use at October 1, 2000.

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

FORWARD-LOOKING STATEMENTS
--------------------------
This discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," and "would" or any variations of such words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. A variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors include, but are not limited to, the Company's ability to manufacture, source and ship new and continuing product in a timely manner and customers' and consumers' acceptance of those products at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of the products; economic conditions including higher fuel prices and availability of electronic components, currency fluctuations and government regulation and other actions in the various markets in which the Company

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


operates throughout the world; the inventory policies of retailers, including the concentration of the Company's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management techniques, which increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment; the assessment by the Company of its 2001 product line and of the impact of discontinued product lines and product lines with reduced expectations has not been completed and charges, primarily non-cash, are likely to be incurred when the assessment is completed; the impact of market conditions, third party actions or approvals and the impact of competition that could delay or increase the cost of implementation of the consolidation program or alter planned actions and reduce actual results; the risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization; with respect to the Company's online game site initiative, in addition to the factors set forth above, technical difficulties in adapting games to online format and establishing the online game site that could delay or increase the cost of the site becoming operational; the acceptance by customers of the games and other products and services to be offered at the online game site; competition from other online game sites and other game playing formats; and the fact that online game revenues may not be sufficient to cover the significant advertising and other expenditures required or the support, service and product enhancement demands of online users; and other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC such as Forms 8-K, 10-Q and 10-
K. The Company undertakes no obligation to revise the forward-looking statements contained in this discussion or to update the forward-looking statements to reflect events or circumstances occurring after the date of this discussion.

RECENT INFORMATION
------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 was amended by SFAS 138 in June 2000. The Company will adopt this statement on January 1, 2001. SFAS 133 will require that the Company record all derivatives, such as foreign exchange contracts, in the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as an offset to the changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Continued

                            (Thousands of dollars)


derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on several factors, including interpretive guidance issued from the FASB, the extent of the Company's hedging activities and use of equity and other financial derivatives, the Company's ability to forecast foreign currency transactions compared to actual results and the effectiveness of the hedging instruments used. However, the Company does not believe adoption of SFAS 133 will have a material impact on either the Company's financial condition or its results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101) which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the fiscal year ending December 31, 2000. Management is currently evaluating the effects of SAB 101 on the Company's financial statements and current disclosures.

In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs (Issue 00-10). Issue 00-10, requires that all amounts billed to customers related to shipping and handling should be classified as revenues. In addition, Issue 00-10, specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB 22, Disclosure of Accounting Policies. A company may adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are not included in cost of sales, a company should disclose both the amount of such cost and the line item on the income statement which includes those costs. Issue 00-10 will be effective for the Company no later than the fourth quarter of the fiscal year ending December 31, 2000. The Company currently estimates the impact of adopting Issue 00-10 on Net Revenues and on Selling, Distribution and Administration Expense to be immaterial for 2000 and 1999.


PART II.  Other Information

Item 1.   Legal Proceedings.

           In October 2000, Galoob Toys, Inc. (Galoob), which was acquired by the Company in the fourth quarter of 1998, entered into a settlement agreement order with the U.S. Consumer Product Safety Commission (CPSC) relating to Galoob SKY DANCERS product, which was subject to a voluntary recall by Galoob in 2000. The CPSC alleged that Galoob failed to timely report incident data in connection with SKY DANCERS. Following the acquisition, Galoob promptly reported the data to the CPSC. Without admitting any liability or wrongdoing or that the recalled product was defective or dangerous, Galoob, to avoid incurring additional legal costs and expenses, agreed to pay a $400,000 civil penalty in connection with the matter.

Item 2.   Changes in Securities.

           On September 20, 2000, the Company issued two warrants to purchase 1,000,000 and 700,000 shares of common stock, par value $.50 per share, of the Company, at exercise prices of $15.70 and $18.84 per share, respectively, to a subsidiary of The Walt Disney Company, in connection with, and as partial consideration for, a broad multi-year corporate alliance encompassing the licensing of Disney film and television properties. Under terms of the agreement, the Company will have the right to develop and market toys and games associated with upcoming Disney-branded film properties, beginning with "MONSTERS, INC.," a Disney/Pixar animated feature film scheduled for release in fall 2001. One half of each warrant is exercisable 30 days after the U.S. theatrical release of the second film and the remaining half 30 days after the release of the fourth film. The warrants expire in December 2006, subject to extension under certain circumstances.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None.

Item 5.   Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

            11.1 Computation of Earnings Per Common Share - Nine Months Ended October 1, 2000 and September 26, 1999.

            11.2 Computation of Earnings Per Common Share - Quarter Ended October 1, 2000 and September 26, 1999.

            12 Computation of Ratio of Earnings to Fixed Charges - Nine Months and Quarter Ended October 1, 2000.

            27    Article 5 Financial Data Schedule - Third Quarter 2000.

           (b)  Reports on Form 8-K

            A Current Report on Form 8-K, dated October 12, 2000, was filed by the Company and included the Press Release, dated October 12, 2000, announcing the Company's expectation of second half results and plans to improve profitability.

            A Current Report on Form 8-K, dated October 19, 2000, was filed by the Company and included the Press Release, dated October 19, 2000, announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters and nine months ended October 1, 2000 and September 26, 1999 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HASBRO, INC.
                                                      ------------
                                                      (Registrant)


Date: October 30, 2000                       By:  /s/ Alfred J. Verrecchia
                                                 -------------------------
                                             President and
                                             Chief Operating Officer and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)




                       HASBRO, INC. AND SUBSIDIARIES
                       Quarterly Report on Form 10-Q
                   For the Period Ended October 1, 2000


                               Exhibit Index


Exhibit
  No.                            Exhibits
-------                          --------

  11.1        Computation of Earnings Per Common Share -
               Nine Months Ended October 1, 2000 and September 26, 1999

  11.2        Computation of Earnings Per Common Share -
               Quarter Ended October 1, 2000 and September 26, 1999

  12          Computation of Ratio of Earnings to Fixed Charges -
               Nine Months and Quarter Ended October 1, 2000

  27          Article 5 Financial Data Schedule - Third Quarter 2000