Form 10-K405
period 2000-12-31
HASBRO INC
filed 2001-04-02
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000   Commission file number 1-6682
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold on March 23, 2001 was $1,946,512,990.

The number of shares of Common Stock outstanding as of March 23, 2001 was 172,456,278.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

  Selected information contained in registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, is included as Exhibit 13, and incorporated by reference into Parts I and II of this Report.


                                    PART I

ITEM  1.  BUSINESS
          --------
  (a) General Development of Business
      -------------------------------
  Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company" means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

  The Company is a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. Both internationally and in the U.S., its widely recognized core brands such as PLAYSKOOL, TONKA, SUPER SOAKER, MILTON BRADLEY, PARKER BROTHERS, TIGER, and WIZARDS OF THE COAST provide what the Company believes to be the highest quality play experiences in the world. In its offerings are a broad variety of games, including traditional board and card, hand-held electronic, electronic interactive products, robotic pets, electronic learning aid, children's consumer electronic, trading card, roleplaying and puzzles. Toy offerings include boys' action, preschool, creative play and girls' toys, dolls and plush products. The Company also licenses to others various trademarks, characters and other property rights for use in connection with consumer promotions and the sale by others of noncompeting toys and non-toy products.

  (b) Description of Business Segments and Products
      ---------------------------------------------
  The Company's focus on managing its business covers two major areas, Toys and Games. Organizationally, the Company's reportable segments are U.S. Toys, Games, International and Global Operations. Financial information with respect to the Company's segments is included in the Annual Report to Shareholders for the fiscal year ended December 31, 2000.

  In the United States, the U.S. Toy segment includes the design, development, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products and creative play products. The Games segment includes the design, development, marketing and selling of traditional board and card games and puzzles, handheld electronic games, electronic interactive products, children's consumer electronics, electronic learning aids, and trading card and roleplaying games. During 2000, the Games segment also included interactive software games based on the Company's owned and licensed brands. The business units carrying these games were sold in January 2001. Within the International segment, the Company develops, markets and sells both toy and certain game products in non-U.S. markets. The marketing and sale of WIZARDS OF THE COAST products internationally and TIGER products in the United Kingdom are managed through the Company's Games segment.

  Global Operations manufactures and sources product for the majority of the Company's segments. The Company also has other segments which license certain of the Company's intellectual property to third parties and, which develop and market non-traditional toy and game based product and historically have realized more than half of their revenues and the majority of their operating profit in the first half of the year, which is contra-seasonal to the rest of the Company's business. In 2000, these other segments did not meet the quantitative thresholds for reportable segments.

    (i) U.S. Toy
        --------
  In the U.S. Toy segment, the Company's products are marketed as boys' toys, girls' toys, preschool and creative play.

  Boys' toys are offered across a wide range of core popular properties such as G.I. JOE, ACTION MAN, TRANSFORMERS action figures, and the TONKA line of trucks and interactive toys. Other products are tied to entertainment properties, including STAR WARS, POKEMON and BATMAN toys and accessories. In 2001, the Company will be reintroducing its TRANSFORMERS - ROBOTS IN DISGUISE line accompanied by an all-new kids television series, as well as a kid-focused G.I. JOE line. Also in 2001, the Company plans to introduce B.I.O. BUGS, robotic bugs that can act autonomously using advanced "nervous network" technology. In addition, the TONKA 2001 product line includes DUSTY MY TALKIN' TOOL BENCH, an interactive tool bench with personality, and CHOMPER MY TALKIN' TRUCKBOT, a follow-up to last year's award-winning TUCKER MY TALKIN' TRUCKBOT. The Company will also feature toy lines based on JURASSIC PARK III, scheduled for release in July 2001 and Disney/Pixar's MONSTERS, INC., which is due out in theaters in November 2001.

  Hasbro's girls' toys include the classic RAGGEDY ANN and RAGGEDY ANDY rag dolls. The Company also offers such popular dolls as MAKEUP MINDY. In 2001, the Company is introducing SHOEZIES collectible shoe fashions, a kids line of collectible miniature shoes.

  The U.S. Toy segment's preschool products include a portfolio of core brands primarily marketed under the PLAYSKOOL trademark. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, SIT 'N SPIN and GLOWORM, as well as a successful line of infant toys such as KICK START GYM and the FIRST STARTS infant line, and preschool role-play products. New products being introduced during 2001 are the PLAYSKOOL MAGIC SCREEN LEARNING DESK, which helps children discover letters, numbers, shapes and colors on a unique, animated light-up screen and three fun play and learn keyboards, and the PLAYSKOOL BABY EINSTEIN product line, which incorporates music, poetry, language and art. New 2001 products also feature a licensed product line based on HIT Entertainment's BOB THE BUILDER, which airs on NICKELODEON.

  Creative Play items for both girls and boys include such classic core lines as PLAY-DOH, EASY-BAKE OVEN, and LITE-BRITE and SPIROGRAPH design toys. During 2001, the Company will be offering new PLAY-DOH playsets featuring CHUCK E. CHEESE, BOB THE BUILDER, and Disney/Pixar's MONSTERS, INC., and licensed refill bake sets for the EASY-BAKE OVEN, including CHIPS AHOY! chocolate chips and LIFESAVERS cakes.

    (ii) Games
         -----
  The Company markets its games and puzzles under several well known core brands, including MILTON BRADLEY, PARKER BROTHERS, AVALON HILL, TIGER, AND WIZARDS OF THE COAST.

  The MILTON BRADLEY, PARKER BROTHERS and AVALON HILL brand portfolios consist of a broad assortment of games for children, families and adults. The Company's staple items include MONOPOLY, BATTLESHIP, THE GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, CLUE, SORRY!, RISK, BOGGLE, OUIJA, DIPLOMACY, ACQUIRE and TRIVIAL PURSUIT as well as a line of jigsaw puzzles for children and adults. The Company has put in place a series of marketing initiatives designed to encourage game play among a wide variety of audiences, including MY FIRST GAMES, FAMILY GAME NIGHT and GET TOGETHER GAMES. New product introductions for 2001 include POX, a portable electronic game where players can compete using wireless technology, providing numerous challenges as characters are built and collected, and M.A.G.S., the Music Activated Games System where a player's personal choice of music determines the game experience. In addition, new board games will include WHEELS ON THE BUS, a preschool game based on the children's song, HANG IN THERE, a jungle themed skill and action game, and MOODS, a party game testing verbal and acting skills.

  TIGER ELECTRONICS brand products bring innovation and technology to entertainment and lifestyle products for the whole family. Electronic interactive products include POO-CHI, MEOW-CHI, SUPER POO-CHI and FURBY. Planned for 2001 are I-CYBIE, a fully articulated robo-dog that goes through several stages of development from puppy to adult dog, as well as a broadened line of ROBO-CHI interactive pet offerings including CHIRPY-CHI, DINO-CHI, ROBO-BABY, and PETAL-CHI. Electronic learning aids include licensed product featuring WINNIE THE POOH and BOB THE BUILDER. Innovative items in the 2001 line include the interactive animatronic SHELBY, a special friend of FURBY, who has a vocabulary of more than 180 words, as well as OTTOBOT the robotic friend and MUTSU the interactive fish. Consumer electronics include HITCLIPS micro music systems and YAHOO! CAM. 2001 consumer electronics offerings include i-KARAOKE, a consumer targeted portable karaoke system. Also new for 2001 is a line of robots based on the television show BATTLEBOTS that children can build, customize and put into action.

  WIZARDS OF THE COAST trading card and roleplaying games include the popular
MAGIC: THE GATHERING, DUNGEONS AND DRAGONS, POKEMON and MAJOR LEAGUE BASEBALL SHOWDOWN. MAGIC: THE GATHERING, created in 1993, has worldwide popularity, with more than six million players in over fifty countries. In 2001, MAGIC:
THE GATHERING - SEVENTH EDITION basic card set will be introduced as well as the PLANESHIFT, APOCALYPSE and ODYSSEY expansions. WIZARDS OF THE COAST has a unique organized play program for its trading card games, sanctioning over 80,000 game tournaments around the world in 2000. The Company operates approximately 100 retail stores under the WIZARDS OF THE COAST and GAME KEEPER names, many of which not only sell a wide range of games, but provide important locations for tournaments and other organized play activities. New for 2001 are the NFL SHOWDOWN and NBA SHOWDOWN trading card games which allow players to assemble their own lineups, collect their favorite football and basketball players and compete against other players' teams, the NEO GENESIS and NEO DISCOVERY expansions for the POKEMON trading card game, and the HARRY POTTER trading card game, based on the NEW YORK TIMES best-selling novels.

  During 2000, the Company marketed interactive software games under the HASBRO INTERACTIVE, MICROPROSE and EUROPRESS brands, which include ROLLER COASTER TYCOON, CIVILIZATION, FALCON and the ATARI properties, such as CENTIPEDE, MISSILE COMMAND, and PONG. The Company also completed the soft launch of its internet games portal, Games.com. In December 2000, the Company announced it had entered into an agreement with Infogrames Entertainment S.A. (Infogrames) to sell the business units which make up Hasbro Interactive, as well as its internet portal, Games.com. This sale closed in January 2001. In conjunction with this agreement, the Company entered into a licensing agreement with Infogrames whereby they will develop interactive games based on the Company's properties. The Company will receive annual royalties, including a minimum guarantee, from Infogrames based on sales generated under the licensing agreement.

    (iii) International
          -------------
  In addition to the United States, the Company operates in more than 25 countries, selling a representative range of the toy and game products marketed in the United States, together with some items which are sold only internationally. Key international brands for 2000 included POKEMON, ACTION MAN and FURBY. New products for 2001 include many of those noted in the U.S. Toy and Game segments above, as well as TURBO SNAILS, a new line of boys' action figures.

    (iv) Global Operations
         -----------------
  The Company primarily sources production through unrelated manufacturers in various Far East countries, principally China, using a Hong Kong subsidiary for quality control and order coordination purposes. The Company also manufactures products in the United States, Ireland and Spain. See "Manufacturing and Importing" below.

    (v) Other Information
        -----------------

  The Company has other segments which generate revenue through the licensing of intellectual property for promotional and merchandising uses as well as design, develop and market certain traditional and non-traditional toy and game based product including the SUPER SOAKER line of water products, the NERF line of soft action play equipment, a TINKERTOY classic line, and KOOSH brand products.

  In 2001, the Company has realigned its business segments to consolidate the toy-related products into its U.S. Toy segment. As a result, many of the brands reflected in other segments including SUPER SOAKER, NERF, TINKERTOYS, and KOOSH will be marketed under the boys, girls, preschool and creative play lines of the U.S. Toy segment in the future.

  To further extend its range of products in its various segments, the Company has Hong Kong units which market directly to retailers a line of high quality, low priced toys, games and related products, primarily on a direct import basis. Direct sales to these customers are reflected in the revenue of the segment in which the product sold resides.

  In addition, various products are licensed to other companies for certain countries where the Company does not otherwise have a presence.

  During the 2000 fiscal year, revenues from the POKEMON trading card line of products contributed 15% of consolidated net revenues of the Company. In 1999, revenues from the FURBY line of products and the STAR WARS boys toys line of products contributed 13% and 12%, respectively, of consolidated net revenues for the Company.

  Working Capital Requirements
  ----------------------------
  The Company's production needs have been financed historically by means of short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The revenue pattern of the Company results in the second half of the year being more significant to its overall business and, within that half, the fourth quarter being the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases within or close to the fourth quarter holiday consumer selling season, which includes Christmas. The Company expects that this trend will continue. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company has licenses for promotional product, and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. Also, quick response inventory management practices now being used results in fewer orders being placed in advance of shipment and more orders being placed for immediate delivery. The Company's unshipped orders at March 4, 2001 and March 5, 2000 were approximately $166,933,000 and $375,000,000, respectively. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 2001 are not substantially different from those employed in 2000.

  The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. In addition, accounts receivable generally are at peak levels during the fourth quarter and early in the first quarter of the subsequent year, making it necessary for the Company to borrow significant amounts pending these collections. During 2000, the Company relied on internally generated funds and short-term borrowing arrangements, including commercial paper, to finance its working capital needs. In February 2001, the Company entered into amended and restated secured revolving and line of credit facility agreements with its existing lenders. These committed lines include long-term and short-term secured credit agreements of $325,000,000 each. The facilities are secured by substantially all domestic accounts receivable and inventory, as well as certain investments and intangible assets of the Company. The Company is not required to maintain compensating balances under the agreements. The agreements contain certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. During 2001, the Company expects to fund its seasonal working capital needs through operations and these lines of credit and believes that the funds available to it are adequate to meet its needs. Amounts available for borrowing under the committed revolving and line of credit facilities are $325,000,000 (long-term) and $325,000,000 (short-term) and vary by quarter, with availability at its lowest point of $300,000,000 in the first quarter of 2001. Of this amount available, $213,000,000 is unused at March 4, 2001. In addition, the Company has $143,000,000 of available uncommitted and unsecured lines of credit at March 4, 2001.

  Royalties, Research and Development
  -----------------------------------
  The continuing development of new products and the redesigning of existing items for continuing market acceptance are key determinants of success in the toy and game industry. In 2000, 1999 and 1998, approximately $208,485,000, $254,599,000 and $184,962,000, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's staff of designers, artists, model makers and engineers.

  In addition to its own staff, the Company deals with a number of independent toy and game designers for whose designs and ideas the Company competes with other toy and game manufacturers. Rights to such designs and ideas, when acquired by the Company, are usually exclusive under agreements requiring the Company to pay the designer a royalty on the Company's net sales of the item. These designer royalty agreements in some cases provide for advance royalties and minimum guarantees.

  The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of familiar movie, television and comic strip characters, for whose rights the Company competes with other toy and game manufacturers. Licensing fees are generally paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements. Under terms of agreements existing at December 31, 2000, in certain circumstances the Company may be required to pay an aggregate of up to $741,000,000 in guaranteed or minimum royalties between 2001 and 2007. Of this amount, approximately $238,000,000 has been paid. Approximately $58,000,000 is included in the $66,509,000 of prepaid royalties which are a component of prepaid expenses and other current assets on the balance sheet. Included in other assets is $180,000,000 representing the long-term portion of the amount paid. Of the remaining unpaid minimum guaranty, Hasbro may be required to pay approximately $44,000,000, $193,000,000, $89,000,000, $56,000,000, and $121,000,000 in 2001, 2002, 2003,
2004 and 2005, respectively. Such payments are related to royalties which are expected to be incurred on anticipated revenues in the years 2001 through 2008.

  Marketing and Sales
  -------------------
  The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based "e-tailers." The Company and its subsidiaries employ their own sales forces which account for the majority of sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. With the acquisition of Wizards of the Coast, Inc. in the fourth quarter of 1999, the Company acquired a specialized line of retail stores featuring game, hobby and related products and an area for in-store game play, as well as an online retail site. The Company maintains showrooms in New York and selected other major cities world-wide as well as at most of its subsidiary locations. Although the Company had more than 3,500 customers in the United States and Canada during 2000 with the inclusion of specialty retailers carrying trading card games and toy-related product there has been significant consolidation at the retail level over the last several years, and the majority of the Company's sales are to large chain stores, distributors and wholesalers. In other countries, the Company has in excess of 20,000 customers, many of which are individual retail stores. During 2000, sales to the Company's two largest customers, Wal-Mart Stores, Inc. and Toys `R Us, Inc., represented 14% and 13%, respectively, of consolidated net revenues, and sales to its top five customers accounted for approximately 41% of consolidated net revenues.

  The Company advertises many of its toy and game products extensively on television. The Company generally advertises selected items in its product groups in a manner designed to promote the sale of other specific items in those product groups. Through 2001, the Company introduced its new products in New York City at the time of the American International Toy Fair in February.

It also introduced some of its products to major customers during the prior year.

  In 2000, the Company spent approximately $452,978,000 in advertising, promotion and marketing programs compared to $456,978,000 in 1999 and $440,692,000 in 1998.

Manufacturing and Importing
  ---------------------------
  During 2000, the Company's products were manufactured in third party facilities in the Far East as well as in the Company's own three principal facilities located in East Longmeadow, Massachusetts, Waterford, Ireland, and Valencia, Spain. Most of its products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. The Company's manufacturing processes include injection molding, blow molding, spray painting, printing, box making and assembly. The Company purchases certain components and accessories used in its toys and games and some finished items from United States manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other countries. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many products imported by the Company. The Company believes that the manufacturing capacity of third party manufacturers as well as its own facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers are adequate to meet the demand in 2001 for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary.

  However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. In 2000, the United States Congress approved "permanent normal trade relations" status for China, which was intended to eliminate the United States' annual review of China trade relations status. China has signed similar agreements with the European Union and other World Trade Organizations members in order to gain support for its entry into the World Trade Organization, although such entry is not guaranteed at this time. However, the imposition of trade sanctions by the United States or the European Union against a class of products imported by the Company from, or the loss of "normal trade relations" status by, the People's Republic of China could significantly increase the cost of the Company's products imported into the United States or Europe.

  The Company makes its own tools and fixtures for its manufacturing facilities but purchases dies and molds principally from independent United States and international sources.

  Competition
  -----------
  The Company's business is highly competitive and it competes with several large and many small United States and international designers, manufacturers and marketers. The Company is a worldwide leader in the design, manufacture and marketing of games and toys.

  Employees
  ---------
  At December 31, 2000, the Company employed approximately 8,900 persons worldwide, approximately 5,500 of whom are located in the United States.

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

  Government Regulation
  ---------------------
  The Company's toy and game products sold in the United States are subject to the provisions of the Consumer Product Safety Act (the "CPSA"), The Federal Hazardous Substances Act (the "FHSA"), the Flammable Fabrics Act (the "FFA"), and the regulations promulgated thereunder. The CPSA empowers the Consumer Product Safety Commission (the "CPSC") to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPSC has the authority to seek to declare a product "a banned hazardous substance" under the CPSA and to ban it from commerce. The CPSC can file an action to seize and condemn an "imminently hazardous consumer product" under the CPSA and may also order equitable remedies such as recall, replacement, repair or refund for the product. The FHSA provides for the repurchase by the manufacturer of articles which are banned. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe. The Company maintains laboratories which have testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, international standards, and the Company's own standards. Notwithstanding the foregoing, there can be no assurance that all of the Company's products are or will be hazard free. Any material product recall could have an effect on the Company, depending on the product, and could affect sales of other products.

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

Forward-Looking Information and Risk Factors
  ------------------------------------------
  From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements are inherently subject to risks and uncertainties, many of which are known by, or self-evident to, the investing public. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "looking forward," "may," "planned," "potential," "should," "will" and "would." In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in the Company's public announcements and filings with the Securities and Exchange Commission. The risks and uncertainties that may affect the operations, performance, development and results of Hasbro's business and impact forward looking information are as follows:

    Volatility of consumer preferences and the high level of competition in the family entertainment industry makes it difficult to maintain the long-term success of existing product lines and consistently introduce successful new
    products.

  Our business and operating results depend largely upon the appeal of our family entertainment products, principally games and toys. A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on our business financial condition and results of operations. Our continued success will depend on our ability to redesign, restyle and extend our existing family entertainment product lines and to develop, introduce and gain customer acceptance of new family entertainment product lines. However consumer preferences with respect to family entertainment are continuously changing and are difficult to predict. Individual family entertainment products typically have short life cycles. The success of entertainment properties released theatrically, such as STAR WARS related productions, can significantly impact revenues derived by the Company from licensed product related to that property. In addition, competition in the industry could adversely impact our ability to secure, maintain, and renew popular licenses, and to attract and retain the talented employees necessary to design, develop and market successful products. There can be no assurances that:

  1) Any of our current products or product lines will continue to be popular for any significant period of time;

  2) Any property for which the Company has a significant license will achieve popularity;

  3) Any new products and product lines introduced by us will achieve an adequate degree of market acceptance; or

  4) Any new product's life cycle will be sufficient to permit us to profitably recover development, manufacturing, marketing, royalties (including royalty advances and guarantees) and other costs of the product; or

  5) We will be able to manufacture, source and ship new or continuing products in a timely basis to meet consumer demands.

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

  If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, or significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations. For the fiscal year ended December 31, 2000, Wal-Mart Stores, Inc. and Toys R Us, Inc. accounted for approximately 14% and 13%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart and Toys R Us, in the aggregate accounted for approximately 41% of our consolidated net revenues.

    We may not realize anticipated benefits of acquisitions or these benefits may be delayed or reduced in their realization.

  Acquisitions have been a significant part of our growth over the years and have enabled us to further broaden and diversify our product offerings. While we target companies having what we believe to be attractive family entertainment product offerings, there can be no assurance that the products of companies we acquire will continue to be popular. In addition, in some cases, we expect that the integration of the product lines of the companies that we acquire into our operations will create production, marketing and other operating synergies. We believe that creating these synergies can create greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other synergies. However, we can provide no assurances that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies with what we believe to have strong and creative management, in which case we plan to create synergies by operating them autonomously rather than integrating them into our operations. There can be no assurance, however, that the key talented individuals at these companies will continue to work for us after the acquisition or that they will continue to develop popular and profitable products or services. Moreover, because of limitations in our credit agreements, we are limited in our ability to make substantial acquisitions in the near term. Although we plan to focus greater attention and resources on our core owned and controlled brands, there is no assurance that such efforts will produce revenue growth to replace the growth historically provided by acquisitions.

    Our sales and manufacturing operations outside the United States subject us to risks normally associated with international operations.

  Various international risks could negatively impact our international sales and manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2000, our net revenues from international customers comprised approximately 41% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. Additionally, we utilize third-party manufacturers principally in the Far East and we have manufacturing facilities in Ireland and Spain. These sales and manufacturing operations are subject to the risks normally associated with international operations, including:

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

  7) Transportation delays and interruptions; and

  8) The imposition of tariffs.

Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, Hasbro's operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of "normal trade relations" status by, the Peoples Republic of China could significantly increase our cost of products imported into the United States or Europe.

    The impact of market conditions, government actions and regulations and other third party conduct could negatively impact implementation of the Company's consolidation programs, margins, and other business initiatives.

Economic conditions, such as rising fuel prices, may adversely impact our margins. Other conditions, such as the unavailability of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Other conditions outside of our control could delay or increase the cost of implementing our consolidation programs or alter our actions and reduce actual results.

    The impact of our reduced ability to obtain external financing at low rates and the restrictions imposed by our amended and restated credit facility agreements could alter our business practices.

In February 2001, we entered into amended and restated secured revolving and line of credit facility agreements with our existing lenders. The facilities are secured by substantially all of our domestic accounts receivable and inventory, as well as certain of our investments and intangible assets. The agreements contain certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions on capital expenditures, investments, acquisitions, share repurchases and dividend payments. These restrictive covenants may limit our future actions, and financial, operating and strategic flexibility.

We believe that our cash flow from operations, together with our cash and access to existing credit facilities, are adequate for current and planned needs in 2001. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein as well as future events that might have the effect of reducing our available cash balance (such as unexpected material operating losses or increased capital or other expenditures, as well as increases in inventory or accounts receivable) or future events that may reduce or eliminate the availability of external financial resources. Our failure to comply with covenants in our credit agreements could result in significant negative consequences.


  (c) Financial Information About International and United States
      -----------------------------------------------------------
       Operations and Export Sales
       ---------------------------
  The information required by this item is included in note 16 of Notes to Consolidated Financial Statements in Exhibit 13 to this Report and is incorporated herein by reference.


ITEM  2.  PROPERTIES
          ----------
                                                                    Lease
                                              Square   Type of    Expiration
Location              Use                       Feet   Possession    Dates
--------              ---                      ------  ----------  ----------

Rhode Island
------------
 Pawtucket (1)(2)(3)  Administrative, Sales
                       & Marketing Offices &
                       Product Development    343,000     Owned        --
 Pawtucket (2)        Executive Office         23,000     Owned        --
 East Providence (2)  Administrative Office   120,000     Leased      2004
 Central
  Falls (1)(2)(3)     Warehouse               261,500     Owned        --

California
----------
 Ontario (1)          Warehouse               432,000     Leased      2002

Illinois
--------
 Vernon Hills (1)     Office & Warehouse       21,000     Leased      2002

Massachusetts
-------------
 East Longmeadow      Office, Manufacturing
  (1)(4)               & Warehouse          1,148,000     Owned        --

New Jersey
----------
 Mt. Laurel (3)       Office                   11,000     Leased      2001

New York
--------
 New York(1)(2)(3)(5) Office & Showroom       106,800     Leased      2011

Texas
-----
 Arlington (1)        Warehouse                60,200     Leased      2003
 Dallas (1)           Warehouse               127,000     Leased      2003
 Grand Prairie (1)    Warehouse                93,500     Leased      2003
 Grand Prairie (1)    Warehouse                50,400     Leased      2001

Washington
----------
 Renton (1)           Offices                 158,000     Leased      2005
 Seattle (1)          Warehouse                30,500     Leased      2002

Argentina
---------
Buenos Aires (5)      Offices                   6,500     Leased      2003

Australia
---------
 Lidcombe (5)         Office & Warehouse      161,400     Leased      2007
 Eastwood (5)         Office                   16,900     Leased      2001

Austria
-------
 Vienna (5)           Office                    4,400     Leased      2001

Belgium
-------
 Brussels (5)         Office & Showroom        18,800     Leased      2008

Canada
------
 Montreal (5)         Office, Warehouse
                       & Showroom             133,900     Leased      2004
 Mississauga (5)      Sales Office & Showroom  16,300     Leased      2004
 Montreal (5)         Warehouse                88,100     Leased      2004

Chile
-----
 Santiago (5)         Warehouse                54,000     Leased      2001
 Santiago (5)         Office                    3,500     Leased      2001

Denmark
-------
 Glostrup (5)         Office                    9,200     Leased      2004

England
-------
 Uxbridge (5)         Office & Showroom        92,900     Leased      2013

France
------
 Le Bourget du Lac(5) Office & Warehouse      107,900     Owned        --
 Savoie Technolac (5) Office                   33,500     Owned        --
 Creutzwald (5)       Warehouse               301,300     Owned        --

Germany
-------
 Dietzenbach (5)      Office                   43,000     Leased      2006
 Soest (5)            Office & Warehouse      164,200     Owned        --

Greece
------
 Athens (5)           Office & Warehouse       25,100     Leased      2007

Hong Kong
---------
 Kowloon (1)(3)(4)(5) Office & Warehouse       10,500     Leased      2000
 Kowloon (1)(3)(4)(5) Office & Warehouse       33,700     Leased      2002
 Kowloon (4)          Offices                  43,400     Leased      2002
 New Territories (4)  Office & Warehouse       17,800     Leased      2001
 New Territories (4)  Warehouse                11,500     Leased      2002
 New Territories (4)  Warehouse                 8,100     Leased      2003
 New Territories (4)  Office                    7,300     Leased      2002

Hungary
-------
 Budapest (5)         Office                    6,300     Leased      2001

Ireland
-------
 Waterford (4)        Office, Manufacturing
                       & Warehouse            244,000     Owned        --

Italy
-----
 Milan (5)            Office & Showroom        12,100     Leased      2002

Mexico
------
 Periferico (5)       Office                   16,100     Leased      2001
 Carretera (5)        Warehouse               215,500     Leased      2004

The Netherlands
---------------
 Ter Apel (5)         Warehouse               106,400     Leased      2001
 Utrecht  (5)         Office                   12,800     Leased      2003

New Zealand
-----------
 Auckland (5)         Office & Warehouse      110,900     Leased      2005

Peru
----
 Lima (5)             Warehouse                32,400     Leased      2001
 Lima (5)             Office                   11,000     Leased      2001

Poland
------
 Warsaw (5)           Office & Warehouse       21,400     Leased      2001

Portugal
--------
 Estoril-Lisboa (5)   Office                    2,900     Leased      2003

Singapore
---------
 Singapore (5)        Office & Warehouse        9,300     Leased      2003

Spain
-----
 Valencia (4)(5)      Office, Manufacturing
                       & Warehouse            322,700     Owned        --
 Valencia (4)(5)      Office, Manufacturing
                       & Warehouse            144,800     Leased      2011

Sweden
------
 Vosby (5)            Office                    7,400     Leased      2003

Switzerland
-----------
 Berikon (5)          Office & Warehouse       25,000     Leased      2001
 Delemont (5)         Office                    9,200     Leased      2004

Wales
-----
 Newport (5)          Warehouse                75,000     Leased      2003
 Newport (5)          Warehouse               170,000     Owned        --

     (1) Property used in the U.S. Toy or Games segment.
     (2) Property used in the Corporate area.
     (3) Property used in Other segments.
     (4) Property used in the Global Operations segment.
     (5) Property used in the International segment.

  In addition to the above listed facilities, the Company either owns or leases various other properties approximating 486,000 square feet which are utilized by its various segments and include retail and game play locations operated under the WIZARDS OF THE COAST and GAME KEEPER names. The Company also either owns or leases an aggregate of approximately 103,000 square feet not currently being utilized in its operations.

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

                                                                Period
                                                                Serving in
                                                                Current
Name                         Age  Position and Office Held      Position
----                         ---  ------------------------      ----------
Alan G. Hassenfeld (1)       52  Chairman of the Board and
                                 Chief Executive Officer        Since 1999

Alfred J. Verrecchia (2)     58  President and Chief
                                 Operating Officer              Since 2001

Harold P. Gordon             63  Vice Chairman                  Since 1995

David D. R. Hargreaves (3)   48  Senior Vice President and
                                 Chief Financial Officer        Since 2001

George B. Volanakis (4)      53  Executive Vice President       Since 2000

Brian Goldner (5)            37  Senior Vice President and
                                 General Manager, Hasbro U.S.
                                 Toy Group                      Since 2000

Richard B. Holt              59  Senior Vice President and
                                 Controller                     Since 1992

Barry Nagler (6)             44  Senior Vice President and
                                 General Counsel                Since 2000

Martin R. Trueb (7)          49  Senior Vice President and
                                 Treasurer                      Since 1997

Phillip H. Waldoks           48  Senior Vice President -
                                 Corporate Legal Affairs
                                 and Secretary                  Since 1995

  (1)  Prior thereto, Chairman of the Board, President and Chief Executive
       Officer.

  (2) Prior thereto, President, Chief Operating Officer and Chief Financial officer from 2000 to 2001; prior thereto, Executive Vice President and Chief Financial Officer from 1999 to 2000; prior thereto Executive Vice President, Global Operations and Development during 1999; prior thereto, Executive Vice President and President, Global Operations from 1996 to 1999; prior thereto, Chief Operating Officer, Domestic Toy Operations.


  (3) Prior thereto, Senior Vice President and Deputy Chief Financial Officer from 1999 to 2000; prior thereto, Senior Vice President, Finance during 1999; prior thereto, Senior Vice President, Finance and Planning, Global Marketing from 1997 to 1999; prior thereto, Senior Vice President, Finance and Planning, Global Operations from 1996 to 1997; prior thereto, Senior Vice President, Finance and Administration, Domestic Toy Operations.

  (4) Prior thereto, General Manager and Sector Head, International Businesses from 1999 to 2000; prior thereto, President, European Sales and Marketing from 1998 to 1999; prior thereto, President and Chief Executive Officer, The Ertl Company, Inc.

  (5) Prior thereto, during 2000, Chief Operating Officer of Tiger Electronics, Inc., a subsidiary of the Company; prior thereto, Chief Operating Officer, Bandai America, Inc., from 1997 to 2000; prior thereto, Worldwide Director in Charge, Entertainment Division,
       J. Walter Thompson Advertising.

  (6) Prior thereto, Senior Vice President and General Counsel, Reebok International, Ltd. (Reebok) from 1997 to 2000; prior thereto, Vice President and General Counsel, Reebok.

  (7)  Prior thereto, Assistant Treasurer, Amway Corporation.


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
          -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------
  None.


                                    PART III

ITEMS 10, 11, 12 and 13.

  The information required by these items is included in registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference, except that the sections under the headings
(a) "Comparison of Five Year Cumulative Total Shareholder Return Among Hasbro, S&P 500 and Russell 1000 Consumer Discretionary Economic Sector" and accompanying material, (b) "Report of the Compensation and Stock Option Committee of the Board of Directors", and (c) "Report of the Audit Committee of the Board of Directors" in the definitive proxy statement shall not be deemed "filed" with the Securities and Exchange Commission or subject to
Section 18 of the Securities Exchange Act of 1934.

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

             Consolidated Balance Sheets at December 31, 2000 and
              December 26, 1999

             Consolidated Statements of Operations for the Three Fiscal
              Years Ended in December 2000, 1999 and 1998

             Consolidated Statements of Shareholders' Equity for the
              Three Fiscal Years Ended in December 2000, 1999 and 1998

             Consolidated Statements of Cash Flows for the Three
              Fiscal Years Ended in December 2000, 1999 and 1998

             Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules
         -----------------------------
           Included in PART IV of this Report:
             Report of Independent Certified Public Accountants
              on Financial Statement Schedule

             For the Three Fiscal Years Ended in December 2000, 1999
              and 1998:
               Schedule II - Valuation and Qualifying Accounts and
                              Reserves

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

Exhibit
-------
    3.  Articles of Incorporation and Bylaws
         (a)  Restated Articles of Incorporation of the Company.
             (Incorporated by reference to Exhibit 3.1 to the
              Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)


         (b)  Amendment to Articles of Incorporation, dated June 28, 2000.
             (Incorporated by reference to Exhibit 3.4 to the Company's
              Quarterly Report on Form 10-Q for the period ended July 2,
              2000, File No. 1-6682.)

         (c) Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K, dated February 16, 1996, File No. 1-6682.)

         (d) Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999.
             (Incorporated by reference to Exhibit 3.2 to the Company's
              Quarterly Report on Form 10-Q for the period ended
              July 2, 2000, File No. 1-6682.)

         (e) Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to exhibit 3.3 to the Company's Quarterly report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

    4. Instruments defining the rights of security holders, including indentures.
         (a) Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

         (b) Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File Number 1-6682.)

         (c) Amended and Restated Line of Credit Agreement dated as of February 16, 2001 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.

         (d) Amended and Restated Revolving Credit Agreement dated as of February 16, 2001 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.

         (e) Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to The Company's Current Report on
              Form 8-K dated as of June 16, 1999.)

         (f) First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent.


   10.  Material Contracts
         (a) Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)("Hasbro Canada") and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (b) Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (c) Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

         (d) Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy.

         (e) Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to
              Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (f) First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (g) Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (h) First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (i) Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (j) Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (k) Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (l) Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (m) Asset Purchase Agreement dated as of February 8, 1998, together with Amendment thereto dated as of March 31, 1998, by and among the Company, Tiger Electronics Ltd. (formerly named HIAC X Corp. and a wholly-owned subsidiary of the Company), Tiger Electronics, Inc. and certain affiliates thereof and Owen Randall Rissman and the Rissman Family 1997 Trust. (Incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K, dated April 1, 1998, File No. 1-6682.)

        Executive Compensation Plans and Arrangements
         (n) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

         (o) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (p) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (q) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (r) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (s) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (t) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-14, File No. 2-92550.)


         (u) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (v)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (w)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (x) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (y) 1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (z) Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

        (aa) Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)

        (bb) First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

        (cc) Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)

        (dd) Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (ee) First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)


        (ff) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

        (gg)  Form of Restricted Stock Agreement.

        (hh)  Form of Deferred Restricted Stock Unit Agreement.

        (ii) Form of Employment Agreement between the Company and ten Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

        (jj) Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(ii) above.
             (Incorporated by reference to Exhibit 10(ff) to the Company's
              Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999.)

        (kk) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

        (ll) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

        (mm) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

        (nn) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (oo) First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

        (pp) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)


        (qq) Hasbro, Inc. 1999 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, File No. 1-6682.)

        (rr) Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)

        (ss) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (tt) Letter dated January 26, 1998 from the Company to George B. Volanakis. (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (uu) Employment Agreement dated as of January 5, 1999, between the Company and Herbert M. Baum. (Incorporated by reference to
              Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

        (vv) Settlement Agreement, dated January 31, 2001, among the Company, Herbert M. Baum and the Dial Corporation.

        (ww) Employment Agreement, dated as of March 18, 2000, among Tiger Electronics, Ltd., the Company and Brian Goldner.


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

  (b) Reports on Form 8-K
      -------------------
        A Current Report on Form 8-K dated February 8, 2001 was filed to announce the Company's results for the quarter and year ended December 31, 2000. Consolidated statements of earnings (without notes) for the quarter and year ended December 31, 2000 and December 26, 1999 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

  (c) Exhibits
      --------
        See (a)(3) above

  (d) Financial Statement Schedules
      -----------------------------
        See (a)(2) above

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hasbro, Inc.:


     Under date of February 7, 2001, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 31, 2000 and December 26, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14 (a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ KPMG LLP




Providence, Rhode Island
February 7, 2001

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

                           Fiscal Years Ended in December

                               (Thousands of Dollars)


                          Provision
             Balance at   Charged to                Write-Offs    Balance
            Beginning of   Costs and     Other          And      at End of
                Year       Expenses     Additions    Other (a)     Year
            ------------  ----------  ------------  -----------  ---------

Valuation
 accounts
 deducted
 from assets
 to which
 they apply -
 for doubtful
 accounts
 receivable:


  2000        $65,000        4,387           59      (14,446)     $55,000
               ======       ======       ======       ======       ======
  1999        $64,400        9,053        2,329      (10,782)     $65,000
               ======       ======       ======       ======       ======
  1998        $51,700       13,057        2,832       (3,189)     $64,400
               ======       ======       ======       ======       ======


    (a) Includes write-offs, recoveries of previous write-offs, translation adjustments, and an adjustment in 2000 to reflect the transfer of balances related to business units held for sale, now included in prepaid expenses and other current assets. Translation adjustments and the transfer of balances in 2000 amounted to approximately $6,600.

SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.  (Registrant)


By: /s/ Alan G. Hassenfeld                            Date: March 31, 2001
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

Signature                      Title                        Date
---------                      -----                        ----

/s/ Alan G. Hassenfeld
----------------------------   Chairman of the Board,       March 31, 2001
Alan G. Hassenfeld             Chief Executive Officer
                               and Director
                               (Principal Executive Officer)


/s/ David D.R. Hargreaves
----------------------------   Senior Vice President and    March 31, 2001
David D.R. Hargreaves          Chief Financial Officer
                              (Principal Financial and
                               Accounting Officer)


/s/ Alan R. Batkin
----------------------------   Director                     March 31, 2001
Alan R. Batkin

/s/ E. Gordon Gee
----------------------------   Director                     March 31, 2001
E. Gordon Gee


/s/ Harold P. Gordon
----------------------------   Director                     March 31, 2001
Harold P. Gordon


/s/ Sylvia K. Hassenfeld
----------------------------   Director                     March 31, 2001
Sylvia K. Hassenfeld



----------------------------   Director                     March   , 2001
Marie-Josee Kravis


/s/ Claudine B. Malone
----------------------------   Director                     March 31, 2001
Claudine B. Malone


/s/ Norma T. Pace
----------------------------   Director                     March 31, 2001
Norma T. Pace


/s/ E. John Rosenwald, Jr.
----------------------------   Director                     March 31, 2001
E. John Rosenwald, Jr.


/s/ Eli J. Segal
----------------------------   Director                     March 31, 2001
Eli J. Segal



----------------------------   Director                     March   , 2001
Carl Spielvogel


/s/ Preston Robert Tisch
----------------------------   Director                     March 31, 2001
Preston Robert Tisch


/s/ Alfred J. Verrecchia
----------------------------   Director                     March 31, 2001
Alfred J. Verrecchia

                                  HASBRO, INC.

                            Annual Report on Form 10-K

                       for the Year Ended December 31, 2000

                                  Exhibit Index
Exhibit
-------
    3.  Articles of Incorporation and Bylaws
         (a)  Restated Articles of Incorporation of the Company.
             (Incorporated by reference to Exhibit 3.1 to the
              Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

         (b)  Amendment to Articles of Incorporation, dated June 28, 2000.
             (Incorporated by reference to Exhibit 3.4 to the Company's
              Quarterly Report on Form 10-Q for the period ended July 2,
              2000, File No. 1-6682.)

         (c) Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K, dated February 16, 1996, File No. 1-6682.)

         (d) Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999.
             (Incorporated by reference to Exhibit 3.2 to the Company's
              Quarterly Report on Form 10-Q for the period ended
              July 2, 2000, File No. 1-6682.)

         (e) Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to exhibit 3.3 to the Company's Quarterly report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

    4. Instruments defining the rights of security holders, including indentures.
         (a) Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

         (b) Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File Number 1-6682.)

         (c) Amended and Restated Line of Credit Agreement dated as of February 16, 2001 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.

         (d) Amended and Restated Revolving Credit Agreement dated as of February 16, 2001 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.


         (e) Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to The Company's Current Report on
              Form 8-K dated as of June 16, 1999.)

         (f) First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent.


   10.  Material Contracts
         (a) Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)("Hasbro Canada") and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (b) Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (c) Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

         (d) Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy.

         (e) Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to
              Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (f) First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

         (g) Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)


         (h) First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (i) Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (j) Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (k) Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (l) Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

         (m) Asset Purchase Agreement dated as of February 8, 1998, together with Amendment thereto dated as of March 31, 1998, by and among the Company, Tiger Electronics Ltd. (formerly named HIAC X Corp. and a wholly-owned subsidiary of the Company), Tiger Electronics, Inc. and certain affiliates thereof and Owen Randall Rissman and the Rissman Family 1997 Trust. (Incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K, dated April 1, 1998, File No. 1-6682.)

        Executive Compensation Plans and Arrangements
         (n) Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

         (o) Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (p) Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

         (q) Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (r) Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (s) Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)

         (t) Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

         (u) Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)

         (v)  Amendment No. 2 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)

         (w)  Amendment No. 3 to Non Qualified Stock Option Plan.
              (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

         (x) Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to
              Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

         (y) 1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

         (z) Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to
              Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

        (aa) Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)

        (bb) First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)


        (cc) Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)

        (dd) Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

        (ee) First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)

        (ff) Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

        (gg)  Form of Restricted Stock Agreement.

        (hh)  Form of Deferred Restricted Stock Unit Agreement.

        (ii) Form of Employment Agreement between the Company and ten Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

        (jj) Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(ii) above.
             (Incorporated by reference to Exhibit 10(ff) to the Company's
              Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999.)

        (kk) Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

        (ll) Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

        (mm) Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

        (nn) Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

        (oo) First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

        (pp) Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)

        (qq) Hasbro, Inc. 1999 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, File No. 1-6682.)

        (rr) Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)

        (ss) Employment Agreement, dated as of January 1, 1996, between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, File No. 1-6682.)

        (tt) Letter dated January 26, 1998 from the Company to George B. Volanakis. (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

        (uu) Employment Agreement dated as of January 5, 1999, between the Company and Herbert M. Baum. (Incorporated by reference to
              Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

        (vv) Settlement Agreement, dated January 31, 2001, among the Company, Herbert M. Baum and the Dial Corporation.

        (ww) Employment Agreement, dated as of March 18, 2000, among Tiger Electronics, Ltd., the Company and Brian Goldner.


   11.  Statement re computation of per share earnings

   12.  Statement re computation of ratios

   13.  Selected information contained in Annual Report to Shareholders

   21.  Subsidiaries of the registrant

   23.  Consents of KPMG LLP