Form 10-Q
period 2001-04-01
HASBRO INC
filed 2001-05-16
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the period ended April 1, 2001         Commission file number 1-6682


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

     The number of shares of Common Stock, par value $.50 per share, outstanding as of April 29, 2001 was 172,461,389.

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                              Apr. 1,    Apr. 2,   Dec. 31,
   Assets                                      2001       2000       2000
                                             --------   --------   --------
Current assets
  Cash and cash equivalents                $  180,766    343,643    127,115
  Accounts receivable, less allowance
   for doubtful accounts of $55,300,
   $67,300 and $55,000                        255,450    455,374    685,975
  Inventories:
    Finished products                         257,447    381,574    285,884
    Work in process                            22,508     25,634     19,071
    Raw materials                              26,669     34,942     30,538
                                            ---------  ---------  ---------
      Total inventories                       306,624    442,150    335,493

  Deferred income taxes                       153,583    117,475    155,291
  Prepaid expenses                            237,013    334,121    276,339
                                            ---------  ---------  ---------
        Total current assets                1,133,436  1,692,763  1,580,213

Property, plant and equipment, net            279,184    315,091    296,729
                                            ---------  ---------  ---------

Other assets
  Cost in excess of acquired net assets,
   less accumulated amortization of
   $236,203, $201,844 and $225,770            791,409    811,922    803,189
  Other intangibles, less accumulated
   amortization of $336,696, $287,484
   and $347,149                               872,809    931,336    902,893
  Other                                       286,120    255,574    245,435
                                            ---------  ---------  ---------
        Total other assets                  1,950,338  1,998,832  1,951,517
                                            ---------  ---------  ---------

        Total assets                       $3,362,958  4,006,686  3,828,459
                                            =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                              Apr. 1,    Apr. 2,   Dec. 31,
   Liabilities and Shareholders' Equity        2001       2000       2000
                                             --------   --------   --------
Current liabilities
  Short-term borrowings                    $   92,229     79,597    228,085
  Accounts payable                            129,591    156,739    191,749
  Accrued liabilities                         583,443    981,690    819,978
                                            ---------  ---------  ---------
        Total current liabilities             805,263  1,218,026  1,239,812

Long-term debt, excluding current
 installments                               1,167,528  1,169,406  1,167,838
Deferred liabilities                          116,784    105,180     93,403
                                            ---------  ---------  ---------
        Total liabilities                   2,089,575  2,492,612  2,501,053
                                            ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                              -          -          -
  Common stock of $.50 par value.
   Authorized 600,000,000 shares; issued
   209,694,630, 209,694,630 and 209,694,630   104,847    104,847    104,847
  Additional paid-in capital                  463,468    469,708    464,084
  Deferred compensation                        (5,391)    (9,884)    (6,889)
  Retained earnings                         1,553,199  1,768,990  1,583,394
  Accumulated other comprehensive earnings    (69,967)   (43,011)   (44,718)
  Treasury stock, at cost, 37,229,915,
   37,330,934 and 37,253,164 shares          (772,773)  (776,576)  (773,312)
                                            ---------  ---------  ---------
        Total shareholders' equity          1,273,383  1,514,074  1,327,406
                                            ---------  ---------  ---------

        Total liabilities and
         shareholders' equity              $3,362,958  4,006,686  3,828,459
                                            =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)

                                                          Quarter Ended
                                                       --------------------
                                                        Apr. 1,     Apr. 2,
                                                         2001        2000
                                                       --------    --------
Net revenues                                           $463,286     773,481
Cost of sales                                           189,805     300,301
                                                        -------     -------
Gross profit                                            273,481     473,180
                                                        -------     -------
Expenses
  Amortization                                           29,421      32,856
  Royalties, research and development                    56,735     126,039
  Advertising                                            47,613      69,359
  Selling, distribution and administration              153,819     204,736
                                                        -------     -------
    Total expenses                                      287,588     432,990
                                                        -------     -------
Operating profit (loss)                                 (14,107)     40,190
                                                        -------     -------
Nonoperating (income) expense
  Interest expense                                       25,890      21,443
  Other (income) expense, net                            (4,765)     (3,176)
                                                        -------     -------
    Total nonoperating (income) expense                  21,125      18,267
                                                        -------     -------
Earnings (loss) before income taxes and
  cumulative effect of accounting change                (35,232)     21,923
Income taxes                                            (11,274)      6,796
                                                        -------     -------
Earnings (loss) before cumulative effect
  of accounting change                                  (23,958)     15,127
Cumulative effect of accounting change                   (1,066)        -
                                                        -------     -------
Net earnings (loss)                                    $(25,024)     15,127
                                                        =======     =======
Basic and diluted per common share
 Earnings (loss) before cumulative effect of
   accounting change                                   $   (.14)        .08
 Cumulative effect of accounting change                    (.01)         -
                                                        -------     -------
 Net earnings (loss)                                   $   (.15)        .08
                                                        =======     =======
 Cash dividends declared                               $    .03         .06
                                                        =======     =======

See accompanying condensed notes to consolidated financial statements.
                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              Three Months Ended April 1, 2001 and April 2, 2000
                            (Thousands of Dollars)
                                  (Unaudited)

                                                          2001       2000
                                                          ----       ----
Cash flows from operating activities
  Net earnings (loss)                                   $(25,024)    15,127
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  19,113     22,425
    Other amortization                                    29,421     32,856
    Deferred income taxes                                 40,810     19,253
    Compensation earned under restricted stock plans       1,088        -
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      419,897    620,452
    Decrease (increase) in inventories                    18,671    (39,299)
    Increase in prepaid expenses                         (23,422)   (93,628)
    Decrease in accounts payable and accrued liabilities(278,491)  (201,215)
  Other                                                   (8,291)        (8)
                                                         -------    -------
    Net cash provided by operating activities            193,772    375,963
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (10,424)   (25,081)
  Investments and acquisitions, net of cash acquired         -      (20,790)
  Other                                                   13,945     (9,429)
                                                         -------    -------
    Net cash provided (utilized) by investing activities   3,521    (55,300)
                                                         -------    -------
Cash flows from financing activities
  Proceeds from borrowings with original maturities
   of more than three months                                 -      750,000
  Repayments of borrowings with original maturities
   of more than three months                             (25,000)  (148,324)
  Net repayments of other short-term borrowings         (107,688)  (478,609)
  Purchase of common stock                                   -     (363,413)
  Stock option transactions                                  472        128
  Dividends paid                                          (5,173)   (11,484)
                                                         -------    -------
    Net cash utilized by financing activities           (137,389)  (251,702)
                                                         -------    -------
Effect of exchange rate changes on cash                   (6,253)    (5,477)
                                                         -------    -------
      Increase in cash and cash equivalents               53,651     63,484
Cash and cash equivalents at beginning of year           127,l15    280,159
                                                         -------    -------
      Cash and cash equivalents at end of period        $180,766    343,643
                                                         =======    =======
                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
              Three Months Ended April 1, 2001 and April 2, 2000
                            (Thousands of Dollars)
                                  (Unaudited)

                                                           2001       2000
                                                         -------     ------
Supplemental information
  Cash paid (received) during the period for:
    Interest                                            $ 42,539     20,025
    Income taxes                                        $(58,986)    33,210

See accompanying condensed notes to consolidated financial statements.








                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Earnings

                             (Thousands of Dollars)
                                  (Unaudited)


                                                           Quarter Ended
                                                        --------------------
                                                         Apr. 1,    Apr. 2,
                                                          2001       2000
                                                        --------   --------
Net earnings (loss)                                    $ (25,024)    15,127
Cumulative effect of accounting change                      (753)        -
Other comprehensive
 earnings (loss)                                         (24,496)   (10,029)
                                                        --------   --------
Total comprehensive earnings (loss)                    $ (50,273)     5,098
                                                        ========   ========

See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

                            (Thousands of Dollars)
                                  (Unaudited)

(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 2001 and April 2, 2000, and the results of operations and cash flows for the periods then ended.

      The quarter ended April 1, 2001 is a thirteen week period. The quarter ended April 2, 2000 is a fourteen week period.

      The results of operations for the quarter ended April 1, 2001 are not necessarily indicative of results to be expected for the full year.

(2) Earnings per share data for the fiscal quarters ended April 1, 2001 and April 2, 2000 were computed as follows:

                                           2001                  2000
                                    -----------------     -----------------
                                     Basic    Diluted      Basic    Diluted
                                    -------   -------     -------   -------
  Earnings (loss) before cumulative
   effect of accounting change     $(23,958)  (23,958)     15,127    15,127
                                    =======   =======     =======   =======

  Average shares outstanding (in
   thousands)                       171,933   171,933     189,563   189,563
  Effect of dilutive securities;
    Options and warrants                  -         -           -       778
                                    -------   -------     -------   -------
  Equivalent shares                 171,933   171,933     189,563   190,341
                                    =======   =======     =======   =======

  Earnings (loss) per share before
   cumulative effect of accounting
   change                          $   (.14)     (.14)        .08       .08
                                    =======   =======     =======   =======

(3) The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments, changes in value of the Company's available-for-sale investments, and the impact of deferred gains or losses on changes in the fair value of foreign currency contracts.

(4) In January 2001, the Company closed on the sale (commenced in 2000) of certain business units comprising Hasbro Interactive, as well as its internet portal, Games.com, to Infogrames Entertainment SA (Infogrames) for Infogrames securities and cash, resulting in a loss of $43,965 that was recognized at December 31, 2000. The sale is subject to certain post closing adjustments which are expected to be finalized in 2001.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

The Infogrames securities received in the sale have been classified as available-for-sale and are included in other assets. Net revenues and operating losses of the business units sold for the quarter ended April 2, 2000 were $24,995 and $(34,730), respectively.

(5) The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as a result of sourcing products in four currencies while marketing those products in more than thirty currencies. Results of operations will be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, British pound, Euro, Canadian dollar and Mexican peso versus other currencies, principally in Europe and the United States. To manage this exposure, the Company hedges a portion of its estimated future foreign currency transactions using a combination of forward foreign exchange contracts and purchased foreign currency options.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Accounting Standards No. 138, (collectively "SFAS 133") which require that the Company record all derivatives, such as foreign exchange products, on the balance sheet at fair value. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive earnings (AOCE) until the hedged transactions occur and are recognized in the consolidated statements of operations. The Company's foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. The ineffective portion of a hedging derivative is immediately recognized in the consolidated statements of operations. As a result of adopting SFAS 133 and in accordance with the transition provisions, the Company recorded a one-time after tax charge of $1,066 during the quarter ended April 1, 2001 representing the cumulative effect of the adoption in its consolidated statements of operations and an after tax unrealized loss of $753 to AOCE, which the Company expects to be reclassified to the consolidated statements of operations during the remainder of fiscal 2001.

For the quarter ended April 1, 2000, changes in fair value which the Company excludes from its assessment of hedge effectiveness, which are included in the consolidated statement of operations were $60. A summary of the after tax activity in AOCE relating to the Company's hedging program is as follows:

Balance, December 31, 2000                                 $   -
Cumulative effect of accounting change                       (753)
Change in fair value of cash flow hedges                    3,810
Change in fair value transferred to earnings as a
  result of ineffectiveness                                    32
                                                           ------
Balance, April 1, 2001                                     $3,089
                                                           ======
                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

The remaining balance in AOCE at April 1, 2001 represents a net unrealized gain on hedges of 2001 inventory purchases either purchased in the first quarter or forecasted to be purchased during the remainder of fiscal 2001. This amount will be transferred to the consolidated statements of operations upon the sale of the related inventory. The Company expects the entire balance in AOCE to be reclassified to the consolidated statements of operations within the next 12 months.

The Company recorded a net gain to other (income) expense of $840 relating to the change in fair value of foreign currency derivatives that were not designated as accounting hedges. Changes in the fair value of these derivatives offset changes in fair value of the underlying transactions to which they relate, which are also included in other (income) expense.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at the inception of the hedge and on an on-going basis, the effectiveness of the derivatives used in hedging transactions in offsetting changes in the cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge under the requirements of SFAS 133, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs at which time it is reclassified into the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred would be reclassified to the consolidated statements of operations.

(6) On October 12, 2000, the Company announced a plan to consolidate its U.S. Toy group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its development of the Company's core brands. Costs associated with this consolidation program, recorded in the fourth quarter of 2000, amounted to $152,270, of which $70,079 was recorded as a restructuring charge and $82,191 in various other operating expense categories.

The significant components of the plan included the closing of offices in Cincinnati, Ohio, the Napa, California office and warehouse and a small office in San Francisco, California, thereby essentially consolidating the U.S. Toy group in Rhode Island. These actions were substantially completed at December 31, 2000.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

Additionally, the plan included the reduction of overhead, particularly in marketing and sales, product development and administration. This included a curtailment of the expansion of the retail business of Wizards, the further consolidation of certain international operating offices into regional centers and consolidation and streamlining of the Company's marketing activities. The Company is also increasing its focus on developing and marketing its core brands thereby seeking to reduce its reliance on licenses. This focus resulted in product lines which will be discontinued or for which the Company has significantly reduced expectations.

The 2000 restructuring charge of $70,079 represented approximately $31,800 of cash charges for severance benefits for termination of approximately 850 employees, which will be disbursed over the employees' entitlement period, $21,400 of cash charges for lease costs to be expended over the contractual lease term of the closed facilities and non-cash charges of $16,900 for fixed asset write-offs, arising primarily in Corporate and the U.S. Toy segment. Non-cash charges relating to fixed asset write-offs were credited to the respective line items on the balance sheet as of December 31, 2000. Details of activity in the restructuring plan for the current period follow:

                                          Balance at             Balance at
                                           Dec. 31,                Apr. 1,
                                             2000    Activity       2001
                                           -------   --------     -------
Severance                                $  31,800    (12,100)     19,700
Lease costs                                 21,400     (1,100)     20,300
                                           -------    -------     -------
                                         $  53,200    (13,200)     40,000
                                           =======    =======     =======
Employee redundancies by area:
  Manufacturing activities                      27        (24)          3
  Research, product development, marketing
   sales and administration                    322       (196)        126
                                           -------    -------     -------
                                               349       (220)        129
                                           =======    =======     =======

The remaining severance liability represents cash charges for severance benefits for employees not yet terminated and amounts for employees made redundant which will be disbursed over the employees' entitlement period. The balance in lease costs will be expended over the contractual lease term of the closed facilities.


                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

(7) Hasbro is a worldwide marketer and distributor of children's and family entertainment products and services, principally engaged in the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's reportable segments are U.S. Toys, Games, International and Operations. In 2001, the Company has realigned its business segments to consolidate its toy-related product lines into its U.S. Toy segment. In addition, manufacturing facilities previously included in the Operations segment are now assessed as part of the segments which these facilities support. Prior year amounts have been reclassified to reflect the Company's current focus.

In the United States, the U.S. Toy segment includes the design, marketing and selling of boys action figures, vehicles and playsets, girls toys, preschool toys and infant products, creative play products and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, electronic interactive products, children's consumer electronics, electronic learning aids, trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. Operations sources product for the majority of the Company's segments. The Company also has other segments which license out certain toy and game properties and which operate retail stores. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are general corporate expenses, the elimination of intersegment transactions and assets not identified with a specific segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost.

The  accounting  policies of the segments are the same as those  described  in note 1 to the Company's consolidated financial statements for the fiscal year ended December 31, 2000.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2001 nor were those of the 2000 first quarter representative of those actually experienced for the full year 2000. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.


                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)

Information by segment and a reconciliation to reported amounts for the three months ended April 1, 2001 and April 2, 2000 are as follows:

                                        Quarter Ended        Quarter Ended
                                        April 1, 2001        April 2, 2000
                                        -------------        -------------
      Net revenues                   External  Affiliate  External  Affiliate
                                     --------  ---------  --------  ---------
        U.S. Toys                  $  131,028      3,114   188,506     3,173
        Games                         189,739     16,592   398,643    40,964
        International                 119,221     16,125   166,179    16,016
        Operations (a)                  3,486     51,391     1,700   129,234
        Other segments                 19,812        709    18,453       701
        Corporate and eliminations          -    (87,931)        -  (190,088)
                                    ---------  --------- --------- ---------
                                   $  463,286          -   773,481         -
                                    =========  ========= ========= =========

                                         Quarter ended          Quarter ended
                                         April 1, 2001          April 2, 2000
                                         -------------         --------------
      Operating profit (loss)
        U.S. Toys                          $   (3,769)               (28,337)
        Games                                   9,517                 76,659
        International                         (27,624)               (15,273)
        Operations                             (3,288)                 1,781
        Other segments                           (850)                 2,955
        Corporate and eliminations             11,907                  2,405
                                            ---------              ---------
                                           $  (14,107)                40,190
                                            =========              =========

                                         April 1, 2001         April 2, 2000
                                         -------------         -------------
      Total assets
        U.S. Toys                          $  477,735                625,203
        Games                               1,927,846              2,072,700
        International                         957,501                947,101
        Operations                            316,358                297,993
        Other segments                         64,495                 27,673
        Corporate and eliminations           (380,977)                36,016
                                            ---------              ---------
                                           $3,362,958              4,006,686
                                            =========              =========

(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

                      HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

                            (Thousands of Dollars)
                                  (Unaudited)


The following table presents consolidated net revenues by classes of principal products for the quarters ended April 1, 2001 and April 2, 2000:

                                                  2001                 2000
                                                -------              -------
Boys toys                                     $  80,700              140,900
Games and puzzles                               245,700              440,600
Preschool toys                                   28,300               38,700
Other                                           108,586              153,281
                                                -------              -------
Net revenues                                  $ 463,286              773,481
                                                =======              =======


                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                            (Thousands of dollars)



NET EARNINGS AND SEGMENT RESULTS
--------------------------------
Net loss for the first quarter of 2001 was $(25,024) compared with net income of $15,127 in the first quarter of 2000. Diluted loss per share for the quarter was $(.15) in 2001 compared with a diluted earnings per share of $.08 in 2000. The net loss and diluted earnings per share for 2001 include a cumulative effect of accounting change of $(1,066) or $(.01) per share relating to the adoption of SFAS 133 as discussed in the condensed notes to the consolidated financial statements. Net revenues decreased in all three of the Company's major business segments, U.S. Toys, Games and International, from comparable 2000 levels. Operating loss of the U.S. Toys segment decreased from 2000 levels while the operating profit of the other two major business segments decreased from 2000 levels. The first quarter of 2001 includes 13 weeks compared to 14 weeks in the first quarter of 2000. A more detailed discussion of items impacting consolidated net earnings (loss) and segment results follows.

NET REVENUES
------------
Net revenues for the first quarter of 2001 decreased approximately 40% to $463,286 from $773,481 in 2000. This decrease is primarily due to reduced revenues, across all segments, from POKEMON products. In the Games segment, revenues decreased 52% to $189,739 from the comparable period of 2000. In addition to decreased sales of POKEMON products, reduced sales of FURBY products and the sale of Hasbro Interactive in January 2001 negatively impacted Games segment revenues. Revenues in the U.S. Toy segment decreased 30% to $131,028 in 2001 from $188,506 in 2000 as a result of a decrease in sales of POKEMON related products and to a lesser extent, sales of KOOSH and SUPER SOAKER products. Revenues in the International segment decreased 28% to $119,221 in 2001 from $166,179 in 2000 primarily as a result of the decrease in sales of POKEMON products. Worldwide revenues were adversely impacted by $9,790 from the stronger U.S. dollar.

GROSS PROFIT
------------
Decreased revenues in all three of the Company's major segments primarily from POKEMON products, resulted in an overall decrease in gross margin of the Company to 59.0% of net revenues from 61.2%. The decrease in gross profit is also due to a change in product mix as POKEMON trading cards, which constituted a significant portion of the decrease in revenues, carry higher gross margins. This decrease was partially offset by the impact of the sale of Hasbro Interactive in January 2001, which had lower gross margins in 2000.
                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



EXPENSES
--------
Amortization expense of $29,421 in 2001 decreased from $32,856 in 2000, primarily reflecting the sale of Hasbro Interactive in January 2001.

Royalties, research and development expenses for the quarter decreased to $56,735 or 12.2% of net revenues in 2001 from $126,039 or 16.3% of net revenues in 2000. The decrease was primarily due to a $49,831 decrease in the royalty component as a result of lower revenues derived from royalty based items, primarily POKEMON products. Research and development decreased to $30,297 in 2001 from $49,770 in 2000. The decrease is primarily the result of the Company's sale of Hasbro Interactive and its internet portal, Games.com, in January 2001.

Advertising expense decreased in amount to $47,613 in 2001 from $69,359 in 2000 but increased as a percentage of revenues to 10.3% in 2001 compared with 9.0% in 2000 due to a lower revenue base. The decrease in dollar amount reflects reduced spending due to the anticipated lower sales volume in 2001.

The Company's selling, distribution and administration expenses, which, with the exception of distribution costs, are largely fixed, decreased in amount to $153,819 in 2001 from $204,736 in 2000 but increased as a percentage of revenues to 33.2% in 2001 from 26.5% in 2000. The decrease in dollar amount is due to the sale of Hasbro Interactive and Games.com in January 2001, decreased sales volume, and the Company's 2000 consolidation program to reduce overhead in the sales and marketing and administrative functions as well as other cost reduction efforts of the Company.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense for the first quarter of 2001 was $25,890 compared with $21,443 in 2000. The increase is the result of an increase in the average outstanding debt in the first quarter of 2001 compared with the first quarter of 2000.
                          HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



INCOME TAXES
------------
Income tax expense (benefit) as a percentage of pretax earnings (loss) in the first quarter of 2001 was (32)% compared to 31% in the first quarter of 2000.

OTHER INFORMATION
-----------------
On January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 138, which require that all derivative instruments, such as foreign exchange contracts be recorded on the balance sheet at fair value. The effect of adopting these standards on earnings, net of taxes, was $(1,066) while the effect on Accumulated Other Comprehensive Earnings was $(753).

In January 2001, the Company closed on the sale (commenced in 2000) of certain business units comprising Hasbro Interactive, as well as its internet portal, Games.com. The sale resulted in a loss of $43,965, which was recognized at December 31, 2000. The sale is subject to certain post closing adjustments which are expected to be finalized in 2001.

Due to the seasonal nature of the business and in particular the mix of products offered in 2001, the Company continues to expect the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At April 29, 2001 and April 30, 2000, the Company's unshipped orders were approximately $287,000 and $434,000, respectively.

On October 12, 2000, the Company announced a plan approved by its Board of Directors to consolidate its U.S. Toys group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its focus on development of the Company's core brands.
                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



The plan began in 2000 and is expected to be completed in 2001. The cost savings achieved as a result of the restructuring plan actions for which the Company incurred a charge in 2000 were approximately $10,000 in the first quarter of 2001.

The components of activity in the plan and the balance remaining at the end of the quarter are as follows:

                                         Balance at              Balance at
                                           Dec. 31,                Apr. 1,
                                             2000    Activity       2001
                                           -------   --------     -------
Severance                                $  31,800    (12,100)     19,700
Lease costs                                 21,400     (1,100)     20,300
                                           -------    -------     -------
                                         $  53,200    (13,200)     40,000
                                           =======    =======     =======
Employee redundancies by area:
  Manufacturing activities                      27        (24)          3
  Research, product development, sales
   marketing and administration                322       (196)        126
                                           -------    -------     -------
                                               349       (220)        129
                                           =======    =======     =======

The significant components of the plan included the closing of offices in Cincinnati, Ohio, the Napa, California office and warehouse and a small office in San Francisco, California, thereby essentially consolidating the U.S. Toys group in Rhode Island. These actions were substantially completed at December 31, 2000. The remaining severance liability represents cash charges for severance benefits for employees not yet terminated and amounts for employees made redundant which will be disbursed over the employee's entitlement period. The balance in lease costs will be expended over the contractual lease terms. The Company expects to generate full year pre-tax savings of approximately $49,000 in 2001 and $53,000 in 2002 from the actions for which the Company incurred a charge in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay a significant portion of outstanding short-term debt.

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

Cash flows provided by operating activities were $193,772 and $375,963 for the first quarters of 2001 and 2000, respectively. Receivables were $255,450 at April 1, 2001 compared to $455,374 at April 2, 2000. The decrease in receivables is primarily the result of the 40% decrease in revenues in the first quarter of 2001 compared to the first quarter of 2000 as well as the sale of Hasbro Interactive and improved collections. Inventories decreased approximately 31% from last year's levels, primarily reflecting improved inventory management and to a lesser extent the sale of Hasbro Interactive. Other current assets decreased to $390,596 at April 1, 2001 from $451,596 at April 2, 2000. The decrease is primarily due to a decrease in advance royalties as the result of licensed products, primarily POKEMON products, comprising a higher percentage of 2000 sales and the sale of Hasbro Interactive and Games.com. These decreases were partially offset by an increase in deferred income taxes. Accounts payable and accrued liabilities decreased by $425,395 from comparable 2000 levels. Approximately 74% of the decrease was due to the impact of amounts accrued at April 1, 2000 for shares acquired under the Company's first quarter 2000 Modified Dutch Auction Tender Offer. The remainder of the decrease in accounts payable and accrued liabilities relates to a decrease in accrued income taxes as the result of a decrease in taxable income as well as decreases in accrued royalties and trade payables as the result of decreased sales volume and decreased inventory levels, respectively.

Collectively, property, plant and equipment and other assets decreased $84,401 over the comparable period in the prior year, reflecting the sale of Hasbro Interactive and Games.com as well as assets written off or written down to fair market value in connection with the Company's 2000 consolidation program offset in part by securities received from the sale of Hasbro Interactive and Games.com.
                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                            (Thousands of dollars)



Net borrowings (short and long-term borrowings less cash and cash equivalents) increased to $1,078,991 at April 1, 2001 from $905,360 at April 2, 2000. This reflects the use of approximately $313,000 of cash in the prior twelve months for the Company's repurchase of its common stock through the Modified Dutch Auction Tender Offer. This was offset in part by cash provided by operations. In February 2001, the Company entered into amended and restated secured revolving and line of credit facility agreements with existing lenders. The facilities are secured by substantially all domestic accounts receivable and inventory, as well as certain investments and intangible assets of the Company. Amounts available for borrowing under these committed facilities of $325,000 (long-term) and $325,000 (short-term) were at their lowest point in the first quarter of 2001. At April 1, 2001, approximately $300,000 was available under the committed lines and approximately $161,000 of uncommitted lines were available. The Company expects that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs. Included in short-term borrowings is $1,746 of current installments of long-term debt.

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

FORWARD-LOOKING STATEMENTS
--------------------------
This discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of such words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those expected or anticipated in the forward-looking statements.
                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)



Specific  factors  that might cause such a difference  include,  but  are  not limited to, the Company's ability to manufacture, source and ship new and continuing products on a timely basis and the acceptance of those products by customers and consumers at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of products; economic conditions, including higher fuel prices, currency fluctuations and government regulations and other actions in the various markets in which the Company operates throughout the world; the inventory policies of retailers, including the concentration of the Company's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management techniques, which increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment; market conditions, third party actions or approvals and the impact of competition that could delay or increase the cost of implementation of the Company's consolidation programs or alter the Company's actions and reduce actual results, and the risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization; and other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC such as Forms 8-K, 10-Q and 10-K. The Company undertakes no obligation to revise the forward-looking statements contained in this discussion or to update the forward-looking statements to reflect events or circumstances occurring after the date of this discussion.


PART II.  Other Information

Item 1.   Legal Proceedings.

           None.

Item 2.   Changes in Securities.

           None.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

           None

Item 5.   Other Information.

           None.

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             11 Computation of Earnings Per Common Share - Quarters Ended April 1, 2001 and April 2, 2000.

             12 Computation of Ratio of Earnings to Fixed Charges - Quarter Ended April 1, 2001.

           (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated April 23, 2001 was filed by the Company and included the Press Release dated April 23, 2001 announcing the Company's results for the current quarter. Consolidated Statements of Earnings (without notes) for the quarters ended April 1, 2001 and April 2, 2000 and
             Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HASBRO, INC.
                                                    ------------
                                                    (Registrant)


Date: May 16, 2001                           By:  /s/ David D. R. Hargreaves
                                                 ---------------------------
                                                 David D. R. Hargreaves
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                (Duly Authorized Officer and
                                                 Principal Financial Officer)

                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                     For the Period Ended April 1, 2001


                                Exhibit Index

Exhibit
  No.                            Exhibits
-------                          --------

  11          Statement re computation of per share earnings - quarter

  12          Statement re computation of ratios