Form 10-Q
period 2001-07-01
HASBRO INC
filed 2001-08-14
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island 02861
(Address of Principal Executive Offices, Including Zip Code)

(401) 431-8697
(Registrant's Phone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes X or No
The number of shares of Common Stock, par value $.50 per share, outstanding as of July 27, 2001 was 172,541,015.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)
(Unaudited)

	July 1,	July 2,	Dec. 31,
Assets	2001	2000	2000
	---------	---------	---------
Current assets
Cash and cash equivalents	$56,819	188,545	127,115
Accounts receivable, less allowance
for doubtful accounts of $56,200,
$62,700 and $55,000	399,402	573,869	685,975
Inventories:
Finished products	291,002	414,262	285,884
Work in process	24,007	43,051	19,071
Raw materials	21,629	50,847	30,538
	--------------	--------------	--------------
Total inventories	336,638	508,160	335,493

Deferred income taxes	151,078	127,142	155,291
Prepaid expenses	234,344	329,137	276,339
	--------------	--------------	--------------
Total current assets	1,178,281	1,726,853	1,580,213

Property, plant and equipment, net	268,054	320,176	296,729
	--------------	--------------	--------------

Other assets
Cost in excess of acquired net assets,
less accumulated amortization of
$246,893, $212,804, and $225,770	784,670	808,863	803,189
Other intangibles, less accumulated
amortization of $355,059, $308,393
and $347,149	849,001	917,546	902,893
Other	253,783	241,778	245,435
	--------------	--------------	--------------
Total other assets	1,887,454	1,968,187	1,951,517
	--------------	--------------	--------------

Total assets	$3,333,789	4,015,216	3,828,459
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, continued

(Thousands of Dollars Except Share Data)
(Unaudited)

	July 1,	July 2,	Dec. 31,
Liabilities and Shareholders' Equity	2001	2000	2000
	---------	---------	---------
Current liabilities
Short-term borrowings	$174,982	363,375	228,085
Accounts payable	148,703	163,733	191,749
Accrued liabilities	468,138	717,471	819,978
	--------------	--------------	--------------
Total current liabilities	791,823	1,244,579	1,239,812

Long-term debt, excluding current
installments	1,167,035	1,168,959	1,167,838
Deferred liabilities	117,000	99,857	93,403
	--------------	--------------	--------------
Total liabilities	2,075,858	2,513,395	2,501,053
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630 at July 1, 2001,
July 2, 2000 and December 31, 2000	104,847	104,847	104,847
Additional paid-in capital	462,149	473,946	464,084
Deferred compensation	(4,436)	(14,795)	(6,889)
Retained earnings	1,529,689	1,765,166	1,583,394
Accumulated other comprehensive earnings	(63,647)	(50,140)	(44,718)
Treasury stock, at cost; 37,156,990,
37,414,109 and 37,253,164 shares	(770,671)	(777,203)	(773,312)
	--------------	--------------	--------------
Total shareholders' equity	1,257,931	1,501,821	1,327,406
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,333,789	4,015,216	3,828,459
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended		Six Months Ended
	--------------------		-------------------------
	July 1, 2001 --------	July 2, 2000 --------	July 1, 2001 ---------	July 2, 2000 ---------
Net revenues	$510,971	778,373	974,257	1,551,854
Cost of sales	204,008	298,043	393,813	598,344
	------------	-------------	-------------	--------------
Gross profit	306,963	480,330	580,444	953,510
	------------	-------------	-------------	--------------
Expenses
Amortization	28,862	31,928	58,283	64,784
Royalties, research and development	69,868	135,150	126,603	261,189
Advertising	51,065	77,732	98,678	147,091
Selling, distribution and administration	157,209	198,974	311,028	403,710
	------------	-------------	-------------	--------------
Total expenses	307,004	443,784	594,592	876,774
	------------	-------------	-------------	--------------
Operating profit (loss)	(41)	36,546	(14,148)	76,736
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	25,321	28,198	51,211	49,641
Other (income) expense, net	1,595	(1,073)	(3,170)	(4,249)
	------------	-------------	-------------	--------------
Total nonoperating (income) expense	26,916	27,125	48,041	45,392
	------------	-------------	-------------	--------------
Earnings (loss) before income taxes and
cumulative effect of accounting change	(26,957)	9,421	(62,189)	31,344
Income taxes	(8,626)	2,921	(19,900)	9,717
	------------	-------------	-------------	--------------
Net earnings (loss) before cumulative
effect of accounting change	(18,331)	6,500	(42,289)	21,627
Cumulative effect of accounting change	-	-	(1,066)	-
	------------	-------------	-------------	--------------
Net earnings (loss)	$(18,331)	6,500	(43,355)	21,627
	=======	=======	=======	========
Basic and diluted per common share
Earnings (loss) before cumulative
effect of accounting change	$(0.11)	.04	(0.25)	.12
	=======	=======	=======	========
Net earnings (loss)	$(0.11)	.04	(0.25)	.12
	=======	=======	=======	========
Cash dividends declared	$.03	.06	.06	.12
	=======	=======	=======	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended July 1, 2001 and July 2, 2000

(Thousands of Dollars)
(Unaudited)
	2001	2000
	-------	-------
Cash flows from operating activities
Net earnings (loss)	$(43,355)	21,627
Adjustments to reconcile net earnings to net cash
utilized by operating activities:
Depreciation and amortization of plant and equipment	41,622	49,128
Other amortization	58,283	64,784
Deferred income taxes	40,125	7,501
Compensation earned under restricted stock programs	1,562	1,566
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	273,985	499,364
Increase in inventories	(13,807)	(107,517)
Decrease (increase) in prepaid expenses	21,412	(91,923)
Decrease in accounts payable and accrued liabilities	(355,556)	(451,732)
Other	(10,341)	(2,609)
	------------	------------
Net cash provided (utilized) by operating activities	13,930	(9,811)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(22,534)	(59,394)
Investments and acquisitions, net of cash acquired	-	(29,472)
Other	2,587	(6,141)
	------------	------------
Net cash utilized by investing activities	(19,947)	(95,007)
	------------	------------
Cash flows from financing activities
Proceeds from borrowings with original maturities
of more than three months	-	888,525
Repayments of borrowings with original maturities
of more than three months	(25,000)	(148,324)
Net (repayments) proceeds of other short-term borrowings	(24,647)	(332,654)
Purchase of common stock	-	(367,544)
Stock option transactions	1,737	1,751
Dividends paid	(10,347)	(21,814)
	------------	------------
Net cash (utilized) provided by financing activities	(58,257)	19,940
	------------	------------
Effect of exchange rate changes on cash	(6,022)	(6,736)
	------------	------------
Decrease in cash and cash equivalents	(70,296)	(91,614)
Cash and cash equivalents at beginning of year	127,115	280,159
	------------	------------
Cash and cash equivalents at end of period	$56,819	188,545
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Six Months Ended July 1, 2001 and July 2, 2000

(Thousands of Dollars)
(Unaudited)

	2001	2000
	-------	-------
Supplemental information
Cash paid (received) during the period for:
Interest	$ 50,267	26,996
Income taxes	$(49,909)	71,570

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	------------------		------------------
	July 1, 2001 -------	July 2, 2000 -------	July 1, 2001 -------	July 2, 2000 -------
Net earnings (loss)	$(18,331)	6,500	(43,355)	21,627
Cumulative effect of accounting change	-	-	(753)	-
Other comprehensive earnings (loss)	6,320	(7,129)	(18,176)	(17,158)
	----------	----------	----------	----------
Total comprehensive earnings (loss)	$(12,011)	(629)	(62,284)	4,469
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars)
(Unaudited)

(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 1, 2001 and July 2, 2000, and the results of operations and cash flows for the periods then ended.

The year to date period ended July 1, 2001 is a 26-week period while the year to date period ended July 2, 2000 is a 27-week period.

The results of operations for the six months ended July 1, 2001 are not necessarily indicative of results to be expected for the full year.

(2) The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments, changes in value of the Company's available-for-sale investments, and the impact of deferred gains or losses on changes in the fair value of foreign currency contracts.

(3) In January 2001, the Company closed on the sale (commenced in 2000) of certain business units comprising Hasbro Interactive, as well as its internet portal, Games.com, to Infogrames Entertainment SA (Infogrames) for Infogrames securities and cash, resulting in a loss of $43,965 that was recognized at December 31, 2000. The sale was subject to certain post closing adjustments, which are under discussion between the Company and Infogrames.

The Infogrames securities received in the sale have been classified as available-for-sale and are included in other assets. Net revenues and operating losses of the business units sold were $22,700 and $(29,100), respectively, for the three months ended July 2, 2000 and $47,700 and $(63,900), respectively for the six months ended July 2, 2000.

(4) The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as a result of sourcing products in four currencies while marketing those products in more than thirty currencies. Results of operations will be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, British pound, Euro, Canadian dollar and Mexican peso versus other currencies, principally in Europe and the United States. To manage this exposure, the Company hedges a portion of its estimated future foreign currency transactions using a combination of forward foreign exchange contracts and purchased foreign currency options.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)

The ineffective portion of a hedging derivative is immediately recognized in the consolidated statements of operations. As a result of adopting SFAS 133 and in accordance with the transition provisions, the Company recorded a one-time after tax charge of $1,066 or $.01 per share during the quarter ended April 1, 2001 representing the cumulative effect of the adoption in its consolidated statements of operations and an after tax unrealized loss of $753 to AOCE, which the Company expects to be reclassified to the consolidated statements of operations during the remainder of fiscal 2001.

A summary of the after tax activity in AOCE relating to the Company's hedging program is as follows:
Balance, December 31, 2000	$-
Cumulative effect of accounting change	(753)
Change in fair value of cash flow hedges	4,590
Change in fair value transferred to earnings as a
result of ineffectiveness	22
Reclass to earnings as a result of sale of inventory	(695)
--------
Balance, July 1, 2001	$3,164
=====

The remaining balance in AOCE at July 1, 2001 represents a net unrealized gain on hedges of 2001 inventory purchases either purchased in the first quarter or forecasted to be purchased during the remainder of fiscal 2001. This amount will be transferred to the consolidated statement of operations upon the sale of the related inventory. The Company expects the entire balance in AOCE to be reclassified to the consolidated statement of operations within the next 9-12 months.

Changes in fair value which the Company excludes from its assessment of hedge effectiveness, which are included in the consolidated statement of operations were $11 for the quarter ended July 1, 2001 and $71 for the six months ended July 1, 2001. In addition, during the three months ended July 1, 2001, the Company transferred $695, after taxes, to earnings relating to the portion of the net gains in AOCE that relate to inventory sold during the period.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)

Occasionally, the Company enters into derivative instruments to offset changes in the fair value of intercompany loans which are required to be recognized in earnings. The Company recorded a net loss to other (income) expense of $86 and $926 for the three and six months ended July 1, 2001, respectively, relating to the change in fair value of such derivatives, partially offsetting gains from the change in fair value of intercompany loans from foreign currency fluctuations included in other (income) expense.

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

In the United States, the U.S. Toy segment includes the design, marketing and selling of boys action figures, vehicles and playsets, girls toys, preschool toys and infant products, creative play products and toy related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, electronic interactive products, children's consumer electronics, electronic learning aids, trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. Operations sources product for the majority of the Company's segments. The Company also has other segments which license out certain toy and game properties and which operate retail stores. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2001 nor were those of the comparable 2000 periods representative of those actually experienced for the full year 2000. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarter and six months ended July 1, 2001 and July 2, 2000 are as follows.

Quarter ended
------------------
July 1, 2001			July 2, 2000
-----------------			-----------------
Net revenues	External	Affiliate	External	Affiliate
	-----------	----------	-----------	---------
U.S. Toys	$138,756	2,369	138,691	4,793
Games	227,255	7,704	421,722	(1,596)
International	123,024	21,829	199,607	17,041
Operations (a)	4,889	83,413	1,697	99,127
Other segments	17,047	411	16,656	359
Corporate and eliminations	-	(115,726)	-	(119,724)
	------------	------------	------------	------------
	$510,971	-	778,373	-
	=======	=======	=======	=======

	Six Months ended -------------------------
	July 1, 2001 -----------------		July 2, 2000 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$269,784	5,483	327,197	7,966
Games	416,994	24,296	820,365	39,368
International	242,245	37,954	365,786	33,057
Operations (a)	8,375	134,804	3,397	228,361
Other segments	36,859	1,120	35,109	1,060
Corporate and eliminations	-	(203,657)	-	(309,812)
	------------	------------	--------------	------------
	$974,257	-	1,551,854	-
	=======	=======	========	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)
	Quarter ended		Six Months ended
Operating profit (loss)	July 1, 2001 -------	July 2, 2000 -------	July 1, 2001 -------	July 2, 2000 -------
U.S. Toys	$5,777	(28,931)	2,008	(57,268)
Games	18,509	76,185	28,026	152,844
International	(17,979)	(811)	(45,603)	(16,084)
Operations (a)	(2,415)	(4,109)	(5,703)	(2,328)
Other segments	(3,446)	1,304	(4,296)	4,259
Corporate and eliminations	(487)	(7,092)	11,420	(4,687)
	-----------	------------	------------	------------
	$(41)	36,546	(14,148)	76,736
	======	=======	======	=======
Total assets	July 1, 2001 -------------	July 2, 2000 -------------
U.S. Toys	$519,466	662,528
Games	1,849,042	2,200,606
International	883,775	1,019,085
Operations	322,336	264,194
Other segments	77,644	29,129
Corporate and eliminations	(318,474)	(160,326)
	--------------	--------------
	$3,333,789	4,015,216
	========	========

(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

The following table presents consolidated net revenues by classes of principal products for the quarters and six month periods ended July 1, 2001 and July 2, 2000.
	Quarter ended		Six Months ended
	July 1, 2001 ---------	July 2, 2000 ----------	July 1, 2001 ---------	July 2, 2000 ----------
Boys toys	$112,100	159,700	192,800	300,600
Games and puzzles	283,700	479,100	529,300	919,700
Preschool toys	29,600	35,700	57,800	74,400
Other	85,571	103,873	194,357	257,154
	------------	------------	--------------	--------------
Net revenues	$510,971	778,373	974,257	1,551,854
	=======	=======	========	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)

(6) Earnings per share data for the quarters and six months ended July 1, 2001 and July 2, 2000 were computed as follows:
	2001 -----------------	2000 -----------------
Quarter ----------	Basic -------	Diluted -------	Basic -------	Diluted ----------
Earnings (loss) before cumulative
effect of accounting change	$(18,331)	(18,331)	6,500	6,500
	======	=======	======	======

Average shares outstanding (in thousands)	172,023	172,023	171,621	171,621
Effect of dilutive securities;
options and warrants (in thousands)	-	-	-	1,118
	-----------	------------	-----------	-----------
Equivalent shares	172,023	172,023	171,621	172,739
	======	=======	======	======
Earnings (loss) per share before
cumulative effect of accounting change	$(.11)	(.11)	.04	.04
	======	=======	======	======

	2001 -----------------		2000 -----------------
Six Months	Basic	Diluted	Basic	Diluted
----------------	---------	---------	--------	---------
Earnings (loss) before cumulative
effect of accounting change	$(42,289)	(42,289)	21,627	21,627
	======	=======	=======	=======

Average shares outstanding (in thousands)	171,978	171,978	180,925	180,925
Effect of dilutive securities; options and warrants (in thousands)	-	-	-	947
	------------	------------	------------	------------
Equivalent shares	171,978	171,978	180,925	181,872
	======	=======	=======	=======
Earnings (loss) per share before
cumulative effect of accounting change	$(.25)	(.25)	.12	.12
	======	=======	=======	=======

(7) During the second quarter of 2001, The Company continued actions under its plan, begun in the fourth quarter of 2000, to consolidate its U.S. Toy group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its development of the Company's core brands. Costs associated with this consolidation program, recorded in the fourth quarter of 2000, amounted to $152,270, of which $70,079 was recorded as a restructuring charge and $82,191 in various other operating expense categories.

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

Additionally, the plan included the reduction of overhead, particularly in marketing and sales, product development and administration. This included a curtailment of the expansion of the retail business of Wizards, the further consolidation of certain international operating offices into regional centers and consolidation and streamlining of the Company's marketing activities. The Company is also increasing its focus on developing and marketing its core brands, thereby seeking to reduce its reliance on licenses. This focus resulted in product lines which will be discontinued or for which the Company has significantly reduced expectations.

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
	Balance at		Balance at
	Dec. 31,		July 1,
	2000	Activity	2001
	-------	--------	-------
Severance	$31,800	(19,400)	12,400
Lease costs	21,400	(4,500)	16,900
	----------	------------	-----------
	$53,200	(23,900)	29,300
	======	=======	======
Employee redundancies by area:
Manufacturing activities	27	(27)	-
Research, product development, marketing
sales and administration	322	(266)	56
	-------	--------	-------
	349	(293)	56
	====	=====	====

The remaining severance liability represents cash charges for severance benefits for employees not yet terminated and amounts for employees made redundant which will be disbursed over the employee's entitlement period. The balance in lease costs will be expended over the contractual lease term of the closed facilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of dollars)

NET EARNINGS (LOSS) AND SEGMENT RESULTS
------------------------------------------------------------------------
Net loss for the second quarter of 2001 was $(18,331) compared with net income of $6,500 in the second quarter of 2000. For the six month period ended July 1, 2001, net loss was $(43,355) compared with net income of $21,627 for the six months ended July 2, 2000. Diluted earnings (loss) per share for the second quarter was $(.11) and $.04 in 2001 and 2000, respectively, and $(.25) and $.12 for the first six months in 2001 and 2000, respectively. The net loss and diluted loss per share for the six months ended July 1, 2001 include a cumulative effect of accounting change of $(1,066) or $(.01) per share relating to the adoption of SFAS 133 as discussed in the condensed notes to the consolidated financial statements. Net revenues and operating profits for the quarter and six months decreased in 2001 relative to the comparable periods in 2000 in two of the Company's three major business segments, Games and International. The U.S. Toys segment had operating profit in the second quarter and first six months of 2001, compared to a loss in the comparable 2000 periods. U.S. Toys segment revenues for the second quarter increased marginally while decreasing for the six month period from 2000 levels. Games segment revenues were negatively impacted by the sale of Hasbro Interactive and Games.com in January 2001 while operating profit was positively impacted. The six months of 2001 includes 26 weeks compared to 27 weeks in the comparable period of 2000. A more detailed discussion of items impacting consolidated net earnings and segment results follows.

NET REVENUES
------------------------
Worldwide net revenues decreased 34.4% to $510,971 in the second quarter of 2001 compared to $778,373 in the second quarter of 2000. 83% of this decline resulted from a decrease in worldwide revenues from POKEMON products. The greatest impact from this decline was felt in the Games segment. Games segment revenues decreased 46% from the comparable quarter of 2000. In addition to decreased sales of POKEMON products, decreased revenues from the sale of Hasbro Interactive in January 2001 and reduced shipments of FURBY also contributed to the revenue decline from 2000. Revenues in the International segment decreased 38% primarily as the result of decreased sales of POKEMON product as well as reduced sales of FURBY products. The stronger US dollar negatively impacted worldwide net revenues for the 2001 second quarter compared to the same period last year by $11,000. Revenues for the U.S. Toy segment were consistent with revenues in the comparable quarter of 2000 due primarily to sales of product introduced in the quarter which related to the July 2001 theatrical release of JURASSIC PARK III as well as increased sales of GI JOE products, which were offset by decreased sales of POKEMON and KOOSH products. For the first six months, worldwide net revenues were $974,257 and $1,551,854 in 2001 and 2000, respectively. In addition to the second quarter factors noted above, the 2001 six month amounts reflect an approximate $20,800 negative impact of the strengthened U.S. dollar. The strong U.S. dollar may continue to have a negative impact on revenues for the remainder of 2001.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of dollars)

GROSS PROFIT
-----------------------
The Company's gross profit margin, expressed as a percentage of net revenues, was 60.1% and 59.6% for the second quarter and first six months of 2001, respectively, compared to the 2000 levels of 61.7% and 61.4%. The decrease in gross margin was primarily due to decreased revenues from higher margin products, such as POKEMON trading cards, which carry higher gross margins.

EXPENSES
-----------------
Amortization expense for the second quarter of 2001 decreased to $28,862 from $31,928 in 2000 and decreased to $58,283 for the six months from $64,784 during the 2000 comparable period. This primarily reflects the sale of Hasbro Interactive in January 2001.

Royalties, research and development expenses for the quarter and year to date decreased in both amount and as a percentage of net revenues from comparable 2000 levels. The royalty component decreased in both dollars and as a percentage of net revenues principally reflecting decreased revenues derived from royalty based products, primarily POKEMON products. Research and development was $29,907 and $60,204 for the quarter and six months of 2001 respectively, compared to $48,807 and $98,577 in the comparable periods of a year ago. The Company's sale of Hasbro Interactive and its internet portal, Games.com, in January 2001 accounted for 86% and 84% of the decrease for the three and six months periods, respectively.

Advertising expense for the 2001 second quarter decreased in dollar amount while remaining consistent as a percentage of revenue while advertising expense for the six months decreased in dollar amount but increased as a percentage of revenue. The decrease in dollar amount reflects reduced spending due to the anticipated lower sales volume in 2001.

Selling, distribution and administration expenses, which are largely fixed, increased as a percentage of net revenues but decreased in amount in both the second quarter and six months of 2001 from comparable 2000 levels. The decrease in dollar amount is due to the sale of Hasbro Interactive and Games.com in January 2001, decreased sales volume, and the Company's 2000 consolidation program to reduce overhead in the sales and marketing and administrative functions as well as other cost reduction efforts of the Company.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the 2001 second quarter and six months was $25,321 and $51,211, respectively, compared with $28,198 and $49,641 in 2000. The decrease in the second quarter reflects decreased average outstanding debt in the second quarter of 2001 versus comparable periods in 2000 partially offset by increased borrowing rates.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of dollars)

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings (loss) for the second quarter and six months of 2001 was 32.0%, compared with 31.0% in the same periods of 2000.

OTHER INFORMATION
---------------------------------
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

In January 2001, the Company closed on the sale (commenced in 2000) of certain business units comprising Hasbro Interactive, as well as its internet portal, Games.com, to Infogrames Entertainment SA (Infogrames). The sale resulted in a loss of $43,965, which was recognized at December 31, 2000. The sale is subject to certain post closing adjustments, which are under discussion between the Company and Infogrames.

Due to the seasonal nature of the business and in particular the mix of products offered in 2001, the Company continues to expect the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year in 2001. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At July 29, 2001 and July 30, 2000, the Company's unshipped orders were approximately $630,000 and $870,000, respectively.

During the second quarter of 2001, the Company continued actions under its plan, begun in the fourth quarter of 2000, to consolidate its U.S. Toys group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its focus on development of the Company's core brands. The plan is expected to be completed in 2001. The cost savings achieved as a result of the restructuring plan actions, for which the Company incurred a charge in 2000, were approximately $13,000 and $23,000 for the quarter and six month period ended July 1, 2001.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of dollars)

The components of activity in the plan and the balance remaining at the end of the quarter are as follows:

	Balance at		Balance at
	Dec. 31,		July 1,
	2000	Activity	2001
	-------	--------	-------
Severance	$31,800	(19,400)	12,400
Lease costs	21,400	(4,500)	16,900
	---------	------------	-----------
	$53,200	(23,900)	29,300
	=====	=======	======
Employee redundancies by area:
Manufacturing activities	27	(27)	-
Research, product development, marketing
sales and administration	322	(266)	56
	-------	--------	-------
	349	(293)	56
	====	=====	====

The significant components of the plan included the closing of the Company's offices in Cincinnati, Ohio, the Napa, California office and warehouse and a small office in San Francisco, California, thereby essentially consolidating the U.S. Toys group in Rhode Island. These actions were substantially completed at December 31, 2000. The remaining severance liability represents cash charges for severance benefits for employees not yet terminated and amounts for employees made redundant which will be disbursed over the employee's entitlement period. The balance in lease costs will be expended over the contractual lease terms. The Company expects to generate full year pre-tax savings of approximately $49,000 in 2001 and $53,000 in 2002 from the actions for which the Company incurred a charge in 2000.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued

(Thousands of dollars)

Cash flows provided by operating activities was $13,930 for the six months ended July 1, 2001 versus cash utilized by operating activities of $9,811 for the six months ended July 2, 2000. Receivables were $399,402 at July 1, 2001 compared to $573,869 at the end of the 2000 comparable period. The decrease in receivables primarily reflects the reduced second quarter revenues in comparison with the second quarter of 2000, combined with the sale of Hasbro Interactive in January 2001 and improved collections. Inventories decreased 33.8% from 2000 levels, primarily reflecting improved inventory management and to a lesser extent, the sale of Hasbro Interactive. Other current assets decreased to $385,422 at July 1, 2001 from $456,279 at July 2, 2000 primarily due to the sale of Hasbro Interactive and to a lesser extent decreases in advance royalties as the result of licensed products, primarily POKEMON products, comprising a higher percentage of 2000 sales. Accounts payable and accrued liabilities decreased to $616,841 from $881,204 in 2000. Of this $264,363 decrease, 14% was the result of the sale of Hasbro Interactive and Games.com. The remaining decrease was primarily attributable to decreased accrued income taxes as a result of a decrease in taxable income, decreased accrued royalties as the result of decreased sales volume, and a general decrease in accrued expenses as a result of decreased operating expenses.

Property, plant and equipment and other assets, as a group, decreased from their 2000 levels, reflecting the sale of Hasbro Interactive, assets written off or written down to fair market value in connection with the Company's 2000 consolidation program and twelve additional months of depreciation and amortization expense. These decreases were partially offset by securities received from the sale of Hasbro Interactive and Games.com.

Net cash utilized by financing activities of $58,257 in the six months of 2001 compares with cash provided in 2000 of $19,940. Net borrowings (short and long-term borrowings less cash and cash equivalents) decreased to $1,285,198 at July 1, 2001 from $1,343,789 at July 2, 2000. During 2001, the Company used its available cash to reduce its outstanding borrowings due to its increased focus on debt reduction. The decrease is also the result of borrowings in the prior year to finance the Company's repurchase of its common stock. In February 2001, the Company entered into amended and restated secured revolving and line of credit facility agreements with existing lenders. The facilities are secured by substantially all domestic accounts receivable and inventory, as well as certain investments and intangible assets of the Company. Amounts available for borrowing under these committed facilities of $325,000 (long-term) and $325,000 (short-term)was $500,000 at July 1, 2001. The available amounts under these lines were at their lowest point in the first quarter of 2001 and will increase to the maximum amount of $650,000 in the third quarter of 2001. In addition to these available committed lines, the Company also had available uncommitted lines approximating $127,000. The Company believes that these amounts are adequate for its needs. Of these available committed and uncommitted lines, approximately $202,000 was in use at July 1, 2001. Included in short-term borrowings is $1,729 of current installments of long-term debt.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued

(Thousands of dollars)

EURO CONVERSION
------------------------------
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

MARKET RISKS
-----------------------
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates. The Company's objective is to reduce volatility in results from operations and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company manages this exposure by hedging a portion of its anticipated and committed foreign currency transactions using a combination of forward foreign exchange contracts and purchased foreign currency option contracts. These contracts generally mature within twelve to fifteen months from the date into which they are entered. It is the Company's policy to only enter into foreign currency contracts considered necessary to support its business objective as stated above. The Company does not speculate in foreign currencies.

FORWARD-LOOKING STATEMENTS
----------------------------------------------------
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of such words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those expected or anticipated in the forward-looking statements.

Specific factors that might cause such a difference include, but are not limited to, the Company's ability to manufacture, source and ship new and continuing products on a timely basis and the acceptance of those products by customers and consumers at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of products; economic conditions, including higher fuel prices, currency fluctuations and government regulations and other actions in the various markets in which the Company

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued

(Thousands of dollars)

operates throughout the world; the inventory policies of retailers, including the concentration of the Company's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management techniques, which increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment; the ability of the Company to generate sufficient available cash flow to service its outstanding debt; restrictions on the Company contained in the Company's credit agreements; market conditions, third party actions or approvals and the impact of competition that could delay or increase the cost of implementation of the Company's consolidation programs, prevent the Company from fully amortizing advance royalties paid in connection with licensed products, result in an impairment of the goodwill associated with acquired companies or impacted product lines, reduce actual results, and cause anticipated benefits of acquisitions to be delayed or reduced in their realization; and other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as Forms 8-K, 10-Q, and 10-K. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

RECENT INFORMATION
-----------------------------------
In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives down to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued

(Thousands of dollars)

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will also be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss arising from this assessment will be recognized as the cumulative effect of a change in accounting principle in this period.

Statement 142 will require the Company to also perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.

This assessment and analysis of its results is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

Amortization expense related to goodwill (presented in the caption "Costs in excess of net assets" in the accompanying consolidated balance sheets) was $47,482 and $20,773 for the year ended December 31, 2000 and the six months ended July 1, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on May 16, 2001, the Company's shareholders re-elected the following persons to the Board of Directors of the Company: Alan R. Batkin (156,834,074 votes for, 2,411,070 votes withheld), Claudine B. Malone (156,843,121 votes for, 2,402,023 votes withheld), Carl Spielvogel (156,586,016 votes for, 2,659,128 votes withheld), and Alfred J. Verrecchia (156,813,847 votes for, 2,431,297 votes withheld).

The Company's shareholders also rejected a shareholder proposal entitled "Maximize Value Resolution" which urged the Board of Directors to arrange for a prompt sale of the Company to the highest bidder by a vote of 120,396,309 against, 19,588,010 for, while 1,244,067 abstained and there were 18,016,758 broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits.

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.2

Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.3	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K, dated February 16, 1996, File No. 1-6682.)

3.4

Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.5

Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No 1-6682.)

4.1

Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

4.2

Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File No. 1-6682.)

4.3

Amended and Restated Line of Credit Agreement dated as of February 16, 2001 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

4.4

Amended and Restated Revolving Credit Agreement dated as of February 16, 2001 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

4.5

Rights Agreement, dated as fo June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)

Item 6. Exhibits and Reports on Form 8-K. (continued)
(a) Exhibits. (continued)

4.6

First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share - Six Months
Ended July 1, 2001 and July 2, 2000.

11.2	Computation of Earnings Per Common Share - Quarter
Ended July 1, 2001 and July 2, 2000.

12	Computation of Ratio of Earnings to Fixed Charges -
Six Months and Quarter Ended July 1, 2001.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated July 25, 2001, was filed by the Company and included the Press Release, dated July 23, 2001, announcing the Company's results for the second quarter.
Consolidated Statements of Operations (without notes) for the quarters and six months ended July 1, 2001 and July 2, 2000
and corrected Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed with the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: August 14, 2001	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended July 1, 2001

Exhibit Index
Exhibit
No.	Exhibits
-------	-----------

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.2

Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.3	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K, dated February 16, 1996, File No. 1-6682.)

3.4

Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.5

Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No 1-6682.)

4.1

Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

4.2

Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File No. 1-6682.)

4.3

Amended and Restated Line of Credit Agreement dated as of February 16, 2001 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

4.4

Amended and Restated Revolving Credit Agreement dated as of February 16, 2001 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

4.5

Rights Agreement, dated as fo June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)

4.6

First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share - Six Months
Ended July 1, 2001 and July 2, 2000.

11.2	Computation of Earnings Per Common Share - Quarter
Ended July 1, 2001 and July 2, 2000.

12	Computation of Ratio of Earnings to Fixed Charges -
Six Months and Quarter Ended July 1, 2001.