Form 10-Q
period 2001-09-30
HASBRO INC
filed 2001-11-08
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island 02862
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

Yes X or No
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 28, 2001 was 172,751,874.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)

	Sept. 30,	Oct. 1,	Dec. 31,
Assets	2001	2000	2000
	(Unaudited)	(Unaudited)
	---------	---------	---------
Current assets
Cash and cash equivalents	$37,080	164,307	127,115
Accounts receivable, less allowance
for doubtful accounts of $56,800,
$64,100 and $55,000	785,807	889,090	685,975
Inventories:
Finished products	298,019	456,005	285,884
Work in process	23,888	40,681	19,071
Raw materials	23,783	43,621	30,538
	--------------	--------------	--------------
Total inventories	345,690	540,307	335,493

Deferred income taxes	153,039	138,197	155,291
Prepaid expenses	235,053	304,454	276,339
	--------------	--------------	--------------
Total current assets	1,556,669	2,036,355	1,580,213

Property, plant and equipment, net	256,982	313,301	296,729
	--------------	--------------	--------------

Other assets
Cost in excess of acquired net assets,
less accumulated amortization of
$257,664, $224,076, and $225,770	774,960	835,941	803,189
Other intangibles, less accumulated
amortization of $374,451, $330,571
and $347,149	830,408	948,023	902,893
Other	171,567	236,966	245,435
	--------------	--------------	--------------
Total other assets	1,776,935	2,020,930	1,951,517
	--------------	--------------	--------------

Total assets	$3,590,586	4,370,586	3,828,459
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, continued

(Thousands of Dollars Except Share Data)

	Sept. 30,	Oct. 1,	Dec. 31,
Liabilities and Shareholders' Equity	2001	2000	2000
	(Unaudited)	(Unaudited)
	---------	---------	---------
Current liabilities
Short-term borrowings	$298,698	538,653	226,292
Current installments of long-term debt	3,344	781	1,793
Accounts payable	187,968	200,961	191,749
Accrued liabilities	558,789	879,215	819,978
	--------------	--------------	--------------
Total current liabilities	1,048,799	1,619,610	1,239,812

Long-term debt, excluding current
installments	1,166,360	1,168,764	1,167,838
Deferred liabilities	90,293	90,887	93,403
	--------------	--------------	--------------
Total liabilities	2,305,452	2,879,261	2,501,053
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630 at Sept. 30, 2001,
Oct. 1, 2000 and December 31, 2000	104,847	104,847	104,847
Additional paid-in capital	460,966	470,754	464,084
Deferred compensation	(3,646)	(11,242)	(6,889)
Retained earnings	1,575,110	1,768,659	1,583,394
Accumulated other comprehensive earnings	(84,906)	(65,323)	(44,718)
Treasury stock, at cost; 37,008,706,
37,375,704 and 37,253,164 shares	(767,237)	(776,370)	(773,312)
	--------------	--------------	--------------
Total shareholders' equity	1,285,134	1,491,325	1,327,406
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,590,586	4,370,586	3,828,459
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended		Nine Months Ended
	--------------------		-------------------------
	Sept. 30, 2001 --------	Oct. 1, 2000 --------	Sept. 30, 2001 ---------	Oct. 1, 2000 ---------
Net revenues	$893,353	1,072,617	1,867,610	2,624,471
Cost of sales	402,155	459,535	795,968	1,057,879
	------------	-------------	-------------	--------------
Gross profit	491,198	613,082	1,071,642	1,566,592
	------------	-------------	-------------	--------------
Expenses
Amortization	29,761	33,861	88,044	98,645
Royalties, research and development	97,182	164,912	223,785	426,101
Advertising	90,655	134,631	189,333	281,722
Selling, distribution and administration	169,826	222,743	480,854	626,453
	------------	-------------	-------------	--------------
Total expenses	387,424	556,147	982,016	1,432,921
	------------	-------------	-------------	--------------
Operating profit	103,774	56,935	89,626	133,671
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	26,116	30,565	77,327	80,206
Other (income) expense, net	3,244	6,324	74	2,075
	------------	-------------	-------------	--------------
Total nonoperating (income) expense	29,360	36,889	77,401	82,281
	------------	-------------	-------------	--------------
Earnings before income taxes and
cumulative effect of accounting change	74,414	20,046	12,225	51,390
Income taxes	23,812	6,214	3,912	15,931
	------------	-------------	-------------	--------------
Net earnings before cumulative effect
of accounting change	50,602	13,832	8,313	35,459
Cumulative effect of accounting change	-	-	(1,066)	-
	------------	-------------	-------------	--------------
Net earnings	$50,602	13,832	7,247	35,459
	=======	=======	=======	========
Basic and diluted per common share
Earnings before cumulative effect
of accounting change	$.29	.08	.05	.20
	=======	=======	=======	========
Net earnings	$.29	.08	.04	.20
	=======	=======	=======	========
Cash dividends declared per common
share	$.03	.06	.09	.18
	=======	=======	=======	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and October 1, 2000

(Thousands of Dollars)
(Unaudited)
	2001	2000
	-------	-------
Cash flows from operating activities
Net earnings	$7,247	35,459
Adjustments to reconcile net earnings to net cash
utilized by operating activities:
Depreciation and amortization of plant and equipment	69,378	78,723
Other amortization	88,044	98,645
Deferred income taxes	31,687	(10,812)
Compensation earned under restricted stock programs	2,168	2,538
Change in operating assets and liabilities (other
than cash and cash equivalents):
(Increase) decrease in accounts receivable	(106,585)	177,366
Increase in inventories	(15,770)	(142,276)
Decrease (increase) in prepaid expenses	54,574	(69,991)
Decrease in accounts payable and accrued liabilities	(239,191)	(237,705)
Other	(12,672)	(2,417)
	------------	------------
Net cash utilized by operating activities	(121,120)	(70,470)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(33,425)	(87,685)
Investments and acquisitions, net of cash acquired	-	(136,475)
Other	5,348	(2,373)
	------------	------------
Net cash utilized by investing activities	(28,077)	(226,533)
	------------	------------
Cash flows from financing activities
Proceeds from borrowings with original maturities
of more than three months	-	912,001
Repayments of borrowings with original maturities
of more than three months	(25,000)	(158,324)
Net proceeds (repayments) of other short-term borrowings	100,748	(164,550)
Purchase of common stock	-	(367,548)
Stock option transactions	4,198	1,987
Dividends paid	(15,523)	(32,153)
	------------	------------
Net cash provided by financing activities	64,423	191,413
	------------	------------
Effect of exchange rate changes on cash	(5,261)	(10,262)
	------------	------------
Decrease in cash and cash equivalents	(90,035)	(115,852)
Cash and cash equivalents at beginning of year	127,115	280,159
	------------	------------
Cash and cash equivalents at end of period	$37,080	164,307
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 30, 2001 and October 1, 2000

(Thousands of Dollars)
(Unaudited)

	2001	2000
	-------	-------
Supplemental information
Cash paid (received) during the period for:
Interest	$ 95,325	72,750
Income taxes	$(42,150)	76,450

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	------------------		---------------------------
	Sept. 30, 2001 -------	Oct. 1, 2000 -------	Sept. 30, 2001 -------	Oct. 1, 2000 -------
Net earnings	$50,602	13,832	7,247	35,459
Cumulative effect of accounting change	-	-	(753)	-
Other comprehensive earnings (loss)	(21,259)	(15,183)	(39,435)	(32,341)
	----------	----------	----------	----------
Total comprehensive earnings (loss)	$29,343	(1,351)	(32,941)	3,118
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars)
(Unaudited)

(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and October 1, 2000, and the results of operations and cash flows for the periods then ended.

The year to date period ended September 30, 2001 is a 39-week period while the year to date period ended October 1, 2000 is a 40-week period.

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

(2) The Company's other comprehensive earnings (loss) primarily results from foreign currency translation adjustments, changes in value of the Company's available-for-sale investments, and the impact of deferred gains or losses on changes in the fair value of foreign currency contracts.

(3) In January 2001, the Company closed on the sale (commenced in 2000) of certain business units comprising Hasbro Interactive, as well as its internet portal, Games.com, to Infogrames Entertainment SA (Infogrames) for Infogrames' securities and cash, resulting in a loss, from the writedown of net assets to be sold to estimated fair value, of $43,965 that was recognized at December 31, 2000. The sale proceeds were subject to certain adjustments which are currently at issue in a binding arbitration proceeding between the Company and Infogrames. The Company calculated the adjustments and recorded that calculation in the $43,965 loss on sale of the business units. However, in the arbitration, Infogrames is claiming that it is entitled to an additional adjustment to the purchase price, beyond that calculated and recorded by the Company, equivalent to the Company returning substantially all of the 3,491,054 shares of Infogrames' stock recorded by the Company as proceeds from the sale. The Company believes that no adjustment to the recorded loss is required. As the post closing adjustment is now subject to binding arbitration, an additional purchase price adjustment in favor of Infogrames could result in an adjustment to the recorded loss. Any additional purchase price adjustment arising from the arbitration proceedings in favor of Infogrames would be payable by the Company by returning a portion of the 3,491,054 shares of Infogrames' stock, such shares being valued at a price of $20.79 per share for this purpose. Given the early stage of this arbitration, the Company is not able to predict the outcome of this process.

The Infogrames securities recorded by the Company as proceeds from the sale have been classified as available-for-sale and are included in other assets. Net revenues and operating losses of the business units sold were $60,900 and $(28,400), respectively, for the three months ended October 1, 2000 and $108,600 and $(92,300), respectively for the nine months ended October 1, 2000.

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Accounting Standards No. 138, (collectively "SFAS 133") which require that the Company record all derivatives, such as foreign exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive earnings (AOCE) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company's foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. The ineffective portion of a hedging derivative is immediately recognized in the consolidated statements of operations. As a result of adopting SFAS 133 and in accordance with the transition provisions, the Company recorded a one-time after tax charge of $1,066 or $.01 per share during the quarter ended April 1, 2001 representing the cumulative effect of the adoption in its consolidated statements of operations and an after tax unrealized loss of $753 to AOCE, which the Company has reclassified to earnings in the first nine months of 2001.

A summary of the after tax activity in AOCE relating to the Company's hedging program is as follows:
Balance, December 31, 2000	$-
Cumulative effect of accounting change	(753)
Change in fair value of cash flow hedges	2,252
Change in fair value transferred to earnings as a
result of ineffectiveness	33
Reclass to earnings as a result of sale of inventory	(1,609)
--------
Balance, September 30, 2001	$(77)
=====

The remaining balance in AOCE at September 30, 2001 represents a net unrealized loss on hedges of 2001 and 2002 inventory purchased during the third quarter of 2001 or forecasted to be purchased during the remainder of fiscal 2001 as well as 2002. In addition, the remaining balance also represents a net unrealized loss on hedges of intercompany royalty payments expected to be received during the remainder of 2001 as well as 2002.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)

These amounts will be transferred to the consolidated statement of operations upon the sale of the related inventory and receipt of the related royalty payments. The Company expects $(5) of the balance in AOCE to be reclassified to the consolidated statement of operations within the next 12 months.

In accordance with SFAS 133, the Company excludes changes in fair value relating to time value of options from its assessment of hedge effectiveness. For the third quarter and nine month period, these charges, which are included in the consolidated statement of operations in other expense, were $(9) and $1,091, respectively. In addition, during the three months and nine months ended September 30, 2001, the Company transferred $914 and $1,609, respectively, after taxes, to earnings relating to the portion of the net gains in AOCE that relate to inventory sold and intercompany royalty payments received during the periods.

The Company also enters into derivative instruments to offset changes in the fair value of intercompany loans due to the impact of foreign currency changes, which are required to be recognized in earnings. The Company recorded a net gain to other (income) expense of $839 and $753 for the three and nine months ended September 30, 2001, respectively, relating to the change in fair value of such derivatives, partially offsetting losses from the change in fair value of intercompany loans from foreign currency fluctuations included in other (income) expense.

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

(5) Hasbro is a worldwide leader in children's and family leisure time entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's reportable segments are U.S. Toys, Games, International and Operations. In 2001, the Company has realigned its business segments to consolidate its toy-related product lines into its U.S. Toys segment. In addition, manufacturing facilities previously included in the Operations segment are now assessed as part of the segments which these facilities support. Prior year amounts have been reclassified to reflect the Company's current focus.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)

In the United States, the U.S. Toys segment includes the design, marketing and selling of boys action figures, vehicles and playsets, girls toys, preschool toys and infant products, creative play products and toy related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, electronic interactive products, children's consumer electronics, electronic learning aids, trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. Operations sources product for the majority of the Company's segments. The Company also has other segments which license out certain toy and game properties and which operate retail stores. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

During the third quarter of 2001, the Company announced it would further refine this segment structure beginning in January 2002. This refinement will include the realignment of the toy lines included in the Tiger U.S. business unit to the U.S. Toys segment, from the Games segment where the entire business unit is currently included. In addition, the international operations of the Tiger and Wizards of the Coast business units will be managed as part of the International segment beginning in January 2002. The results of these business units are currently included in and managed as part of the Games segment. The Company will reclassify all comparative amounts to reflect these changes when they take place in 2002.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are general corporate expenses, the elimination of intersegment transactions and assets not identified with a specific segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost.

The accounting policies of the segments are the same as those described in Note 4 above and Note 1 to the Company's consolidated financial statements for the fiscal year ended December 31, 2000.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and nine months ended September 30, 2001 and October 1, 2000 are as follows.

	Quarter ended
	------------------
	September 30, 2001		October 1, 2000
	----------------------------		-----------------------
Net revenues	External	Affiliate	External	Affiliate
	-----------	----------	-----------	---------
U.S. Toys	$266,804	4,391	219,685	3,869
Games	361,406	20,149	532,054	33,703
International	238,771	24,339	301,003	25,756
Operations (a)	8,264	169,871	5,015	184,471
Other segments	18,108	359	14,860	(36)
Corporate and eliminations	-	(219,109)	-	(247,763)
	------------	------------	--------------	------------
	$893,353	-	1,072,617	-
	=======	=======	========	=======

	Nine Months ended -------------------------
	September 30, 2001 ----------------------------		October 1, 2000 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$536,588	9,874	546,882	11,835
Games	778,400	44,445	1,352,419	73,071
International	481,016	62,293	666,789	58,813
Operations (a)	16,639	304,675	8,412	412,832
Other segments	54,967	1,479	49,969	1,024
Corporate and eliminations	-	(422,766)	-	(557,575)
	-------------	------------	--------------	------------
	$1,867,610	-	2,624,471	-
	========	=======	========	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)
	Quarter ended		Nine Months ended
Operating profit (loss)	Sept. 30, 2001 -------	Oct. 1, 2000 -------	Sept. 30, 2001 -------	Oct. 1, 2000 -------
U.S. Toys	$36,839	(30,387)	38,847	(87,655)
Games	38,164	63,003	66,190	215,847
International	25,978	27,412	(19,625)	11,328
Operations (a)	2,643	689	(3,060)	(1,639)
Other segments	(1,707)	(3,174)	(6,003)	1,085
Corporate and eliminations	1,857	(608)	13,277	(5,295)
	-----------	------------	------------	------------
	$103,774	56,935	89,626	133,671
	======	=======	======	=======
Total assets	Sept. 30, 2001 -------------	Oct. 1, 2000 -------------
U.S. Toys	$608,619	711,529
Games	1,865,493	2,227,499
International	1,070,754	1,284,717
Operations	346,167	334,869
Other segments	82,169	29,144
Corporate and eliminations	(382,616)	(217,172)
	--------------	--------------
	$3,590,586	4,370,586
	========	========

(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

The following table presents consolidated net revenues by classes of principal products for the quarters and nine month periods ended September 30, 2001 and October 1, 2000.
	Quarter ended		Nine Months ended
	Sept. 30, 2001 ---------	Oct. 1, 2000 ----------	Sept. 30, 2001 ---------	Oct. 1, 2000 ----------
Boys toys	$157,000	207,400	349,800	508,000
Games and puzzles	471,600	600,200	1,000,900	1,519,800
Preschool toys	73,000	65,600	130,800	140,100
Other	191,753	199,417	386,110	456,571
	------------	--------------	--------------	--------------
Net revenues	$893,353	1,072,617	1,867,610	2,624,471
	=======	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)

(6) Earnings per share data for the quarters and nine months ended September 30, 2001 and October 1, 2000 were computed as follows:
	2001 -----------------		2000 -----------------
Quarter ----------	Basic -------	Diluted -------	Basic -------	Diluted ----------
Earnings before cumulative
effect of accounting change	$50,602	50,602	13,832	13,832
	======	=======	======	======

Average shares outstanding (in thousands)	172,140	172,140	171,732	171,732
Effect of dilutive securities;
options and warrants (in thousands)	-	1,092	-	209
	-----------	------------	-----------	-----------
Equivalent shares	172,140	173,232	171,732	171,941
	======	=======	======	======
Earnings per share before
cumulative effect of accounting change	$.29	.29	.08	.08
	======	=======	======	======

	2001 -----------------		2000 -----------------
Nine Months	Basic	Diluted	Basic	Diluted
-----------------	---------	---------	--------	---------
Earnings before cumulative
effect of accounting change	$8,313	8,313	35,459	35,459
	=======	=======	=======	=======

Average shares outstanding (in thousands)	172,032	172,032	177,937	177,937
Effect of dilutive securities; options and warrants (in thousands)	-	618	-	701
	------------	------------	------------	------------
Equivalent shares	172,032	172,650	177,937	178,638
	=======	=======	=======	=======
Earnings per share before
cumulative effect of accounting change	$.05	.05	.20	.20
	=======	=======	=======	=======

(7) In the fourth quarter of 2000, the Company implemented a plan to consolidate its U.S. Toys group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its development of the Company's core brands. These actions continued according to plan in the third quarter of 2001. Costs associated with this consolidation program, recorded in the fourth quarter of 2000, amounted to $152,270, of which $70,079 was recorded as a restructuring charge and $82,191 in various other operating expense categories.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)

The significant components of the restructuring plan included the closing of offices in Cincinnati, Ohio, the Napa, California office and warehouse and a small office in San Francisco, California, thereby essentially consolidating the U.S. Toys group in Rhode Island. These actions have been completed. Additionally, the plan included the reduction of overhead, particularly in marketing and sales, product development and administration. This included a curtailment of the expansion of the retail business of Wizards, the further consolidation of certain international operating offices into regional centers and consolidation and streamlining of the Company's marketing activities. These actions are substantially complete and are progressing according to the original plan. The Company also increased its focus on developing and marketing its core brands, thereby seeking to reduce its reliance on licenses. This focus resulted in product lines which were discontinued or for which the Company had significantly reduced expectations.

The 2000 restructuring charge of $70,079 represented approximately $31,800 of cash charges for severance benefits for termination of approximately 850 employees, which will be disbursed over the employees' entitlement period, $21,400 of cash charges for lease costs to be expended over the contractual lease term of the closed facilities and non-cash charges of $16,900 for fixed asset write-offs, arising primarily in Corporate and the U.S. Toys segment. Non-cash charges relating to fixed asset write-offs were credited to the respective line items on the balance sheet as of December 31, 2000. Details of activity in the restructuring plan for the current period follow:
	Balance at		Balance at
	Dec. 31,		Sept. 30,
	2000	Activity	2001
	-------	--------	-------
Severance	$31,800	(24,000)	7,800
Lease costs	21,400	(8,800)	12,600
	----------	------------	-----------
	$53,200	(32,800)	20,400
	======	=======	======
Employee redundancies by area:
Manufacturing activities	27	(27)	-
Research, product development, marketing
sales and administration	322	(305)	17
	-------	--------	-------
	349	(332)	17
	====	=====	====

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars)
(Unaudited)

(8) During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). While the first inquiry related to a small portion of Hasbro U.K.'s business, the inquiry received in the third quarter of 2001 from the OFT sought, among other things, information relating to Hasbro U.K.'s trading arrangements with its direct retail accounts, which represent the bulk of its business in the United Kingdom. The Company is cooperating fully with the OFT in its inquiries. If a fine is imposed pursuant to the OFT inquiry, the Company currently estimates that the amount of the fine could range from approximately $236 to approximately $38,300. Because of a number of factors, including the relatively early stage of this inquiry, the lack of precedent under the applicable U.K. statute, and the significant appeal rights available to the Company in the event of an adverse determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. The Company has accrued a charge to earnings equal to the low end of the range set forth above. While the Company believes that some fine will be imposed, it is the Company's position that the amount of any fine should be at or near the low end of the range set forth above, and it will be vigorously pursuing this position in its discussions with the OFT.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of dollars)

NET EARNINGS AND SEGMENT RESULTS
------------------------------------------------------------------------
Net earnings for the third quarter of 2001 were $50,602 compared with $13,832 in the third quarter of 2000. For the nine month period ended September 30, 2001, net earnings were $7,247 compared with $35,459 for the nine months ended October 1, 2000. Diluted net earnings per share for the third quarter were $.29 and $.08 in 2001 and 2000, respectively, and $.04 and $.20 for the first nine months in 2001 and 2000, respectively. The net earnings and diluted earnings per share for the nine months ended September 30, 2001 include a charge for the cumulative effect of an accounting change of $1,066 or $.01 per share relating to the adoption of SFAS 133 as discussed in the condensed notes to the consolidated financial statements.

For the third quarter, net revenues and operating profits decreased relative to the comparable period in 2000 in two of the Company's three major business segments, Games and International. U.S. Toys segment revenues for the third quarter of 2001 increased over the comparable period of 2000 with the segment generating operating profit for the period compared to a loss in 2000.

Net revenues for the nine months ended September 30, 2001 decreased relative to the comparable period in 2000 in all of the Company's major business segments while operating profit decreased in two of the three major business segments, Games and International, relative to the comparable period in 2000. The U.S. Toys segment generated operating profit in the first nine months of 2001, compared to a loss in the comparable 2000 period. Games segment revenues were negatively impacted by the sale of Hasbro Interactive in January 2001 while operating profit was positively impacted. The nine months of 2001 includes 39 weeks compared to 40 weeks in the comparable period of 2000.

A more detailed discussion of items impacting consolidated net earnings and segment results follows.

NET REVENUES
------------------------
Worldwide net revenues decreased 17% to $893,353 in the third quarter of 2001 compared to $1,072,617 in the third quarter of 2000. This decline primarily resulted from a decrease in worldwide net revenues from POKEMON related products. The greatest impact from this decline was felt in the Games segment. Games segment net revenues decreased 32% from the comparable quarter of 2000. In addition to decreased sales of POKEMON products, decreased net revenues relating to the sale of Hasbro Interactive in January 2001 and reduced shipments of FURBY also contributed to the net revenue decline from 2000. These decreases were partially offset by sales of product introduced in the quarter related to the November 2001 theatrical release of HARRY POTTER: THE SORCEROR'S STONE and increased revenues from board games and core trading card games, primarily MAGIG: THE GATHERING.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of dollars)

Net revenues in the International segment decreased 21% primarily as the result of decreased sales of POKEMON product as well as reduced sales of FURBY products. The stronger US dollar negatively impacted worldwide net revenues for the 2001 third quarter compared to the same period last year by approximately $5,400. Net revenues for the U.S. Toys segment increased 21% from net revenues in the comparable quarter of 2000 primarily due to sales of products related to the television program BOB THE BUILDER, sales of E-KARA hand-held karaoke systems and products introduced in the quarter related to the November 2001 theatrical release of Disney's MONSTERS, INC. These increases were partially offset by decreased sales of POKEMON products. Absent the impact of POKEMON, FURBY and the sale of Hasbro Interactive, net revenues for the third quarter of 2001 increased 30%, 2% and 10% for the U.S. Toys, Games and International segments, respectively, while the related increases for the first nine months of 2001 were 10%, 2% and 3% for the U.S. Toys, Games and International segments, respectively. For the first nine months, worldwide net revenues were $1,867,610 and $2,624,471 in 2001 and 2000, respectively. In addition to the third quarter factors noted above, the 2001 nine month amounts reflect an approximate $26,200 negative impact of the strengthened U.S. dollar. The strong U.S. dollar may continue to have a negative impact on net revenues for the remainder of 2001.

GROSS PROFIT
-----------------------
The Company's gross profit margin, expressed as a percentage of net revenues, was 55.0% and 57.4% for the third quarter and first nine months of 2001, respectively, compared to the 2000 levels of 57.2% and 59.7%. The decrease in gross margin was primarily due to the Company's initiatives to reduce slow-moving inventories as well as decreased revenues from higher margin products, such as POKEMON trading cards.

EXPENSES
-----------------
Amortization expense for the third quarter of 2001 decreased to $29,761 from $33,861 in 2000 and decreased to $88,044 for the nine months from $98,645 during the 2000 comparable period. This primarily reflects the sale of Hasbro Interactive in January 2001.

Royalties, research and development expenses for the quarter and year to date decreased in both amount and as a percentage of net revenues from comparable 2000 levels. The royalty component decreased in both dollars and as a percentage of net revenues principally reflecting decreased revenues derived from royalty based products, primarily POKEMON products, and the Company's increased focus on developing its core products. The Company does not expect this trend to continue in the fourth quarter due to anticipated revenues related to sales of product involving several significant theatrical releases in the fourth quarter, including Disney's MONSTERS, INC. and HARRY POTTER: THE SORCEROR'S STONE, as well as the video release of JURASSIC PARK III. Research and development was $32,077 and $92,281 for the quarter and nine months of 2001 respectively, compared to $58,414 and $156,991 in the comparable periods of a year ago. The Company's sale of Hasbro Interactive and its internet portal, Games.com, in January 2001 accounted for substantially all of the decrease for the three and nine months periods.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of dollars)

Advertising expense for the 2001 third quarter and year to date decreased in dollar amount and as a percentage of revenue from comparable 2000 levels. The decrease reflects reduced spending due to the anticipated lower sales volume in 2001.

Selling, distribution and administration expenses, which are largely fixed, decreased as a percentage of net revenues and in amount in the third quarter from comparable 2000 levels. For the nine month period, selling distribution and administration expenses increased as a percentage of net revenues while decreasing in amount. The decrease in dollar amount and as a percentage of revenue in the third quarter of 2001 is due to a combination of the sale of Hasbro Interactive and Games.com in January 2001, decreased sales volume, and the benefits derived from the Company's 2000 consolidation program to reduce overhead in the sales and marketing and administrative functions, as well as other cost reduction efforts of the Company.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the 2001 third quarter and nine months was $26,116 and $77,327, respectively, compared with $30,565 and $80,206 in 2000. The decrease in the third quarter primarily reflects decreased average outstanding debt in the third quarter of 2001 versus the comparable period in 2000.

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings for the third quarter and nine months of 2001 was 32.0%, compared with 31.0% in the same periods of 2000.

OTHER INFORMATION
---------------------------------
On January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 138, which require that all derivative instruments, such as foreign exchange contracts be recorded on the balance sheet at fair value. The effect of adopting these standards on earnings, net of taxes, was a charge of $1,066 while the effect on Accumulated Other Comprehensive Earnings was a charge of $753.

In January 2001, the Company closed on the sale (commenced in 2000) of certain business units comprising Hasbro Interactive, as well as its internet portal, Games.com, to Infogrames Entertainment SA (Infogrames) for Infogrames' securities and cash, resulting in a loss, from the writedown of net assets to be sold to estimated fair value, of $43,965 that was recognized at December 31, 2000. The sale proceeds were subject to certain adjustments which are currently at issue in a binding arbitration proceeding between the Company and Infogrames. The Company calculated the adjustments and recorded that calculation in the $43,965 loss on sale of the business units. However, in the arbitration,

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of dollars)

Infogrames is claiming that it is entitled to an additional adjustment to the purchase price, beyond that calculated and recorded by the Company, equivalent to the Company returning substantially all of the 3,491,054 shares of Infogrames' stock recorded by the Company as proceeds from the sale. The Company believes that no adjustment to the recorded loss is required. As the post closing adjustment is now subject to binding arbitration, an additional purchase price adjustment in favor of Infogrames could result in an additional loss and have an adverse effect on earnings in the quarter in which such additional amount is fixed or resolved. Any additional purchase price adjustment arising from the arbitration proceedings in favor of Infogrames would be payable by the Company by returning a portion of the 3,491,054 shares of Infogrames' stock, such shares being valued at a price of $20.79 per share for this purpose. Given the early stage of this arbitration, the Company is not able to predict the outcome of this process.

Due to the seasonal nature of the business and in particular the mix of products offered in 2001, the Company continues to expect the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year in 2001. This concentration increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders, when placed, for immediate delivery. Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At September 30, 2001 and October 1, 2000, the Company's unshipped orders were approximately $537,000 and $723,000 respectively.

During the third quarter of 2001, the Company continued actions under its plan, begun in the fourth quarter of 2000, to consolidate its U.S. Toys group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its focus on development of the Company's core brands. To date, actions under the plan are progressing as anticipated and are expected to be completed in 2001. The cost savings achieved as a result of the restructuring plan actions for which the Company incurred a charge in 2000, were approximately $13,000 and $36,000 for the quarter and nine month period ended September 30, 2001.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued

(Thousands of dollars)

The components of activity in the plan and the balance remaining at the end of the quarter are as follows:
	Balance at		Balance at
	Dec. 31,		Sept. 30,
	2000	Activity	2001
	-------	--------	-------
Severance	$31,800	(24,000)	7,800
Lease costs	21,400	(8,800)	12,600
	----------	------------	-----------
	$53,200	(32,800)	20,400
	======	=======	======
Employee redundancies by area:
Manufacturing activities	27	(27)	-
Research, product development, marketing
sales and administration	322	(305)	17
	-------	--------	-------
	349	(332)	17
	====	=====	====

The significant components of the plan included the closing of the Company's offices in Cincinnati, Ohio, the Napa, California office and warehouse and a small office in San Francisco, California, thereby essentially consolidating the U.S. Toys group in Rhode Island. These actions have been completed. The remaining severance liability represents cash charges for severance benefits for employees not yet terminated in connection with finalization of the remaining overhead reduction actions and amounts for employees made redundant which will be disbursed over the employee's entitlement period. The balance in lease costs will be expended over the contractual lease terms. The Company expects to generate full year pre-tax savings of approximately $49,000 in 2001 and $53,000 in 2002 from the actions for which the Company incurred a charge in 2000.

In May of 2001, the Office of Fair Trading in the United Kingdom (the "OFT") advised the Company's U.K. subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."), of an inquiry into allegedly anti-competitive pricing practices by Hasbro U.K. with respect to certain wholesale distributors in the U.K. The business covered by this inquiry represented less than 3% of Hasbro U.K.'s total revenue for the relevant time period. In August of 2001, the Company received a further inquiry from the OFT seeking, among other things, information relating to Hasbro U.K.'s trading arrangements with its direct retail accounts, which represent the bulk of its business in the United Kingdom. The Company is cooperating fully with the OFT in its inquiries. If a fine is imposed pursuant to the OFT inquiry, the Company currently estimates that the amount of the fine could range from approximately $236 to approximately $38,300. Because of a number of factors, including the relatively early stage of this inquiry, the lack of precedent under the applicable U.K. statute, and the significant appeal rights available to

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued

(Thousands of dollars)

the Company in the event of an adverse determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. Therefore, as required by applicable accounting standards, the Company has accrued a charge to earnings equal to the low end of the range set forth above. As a result, any fine that is imposed in excess of this accrued amount would have an adverse effect on the Company's results of operations in the quarter in which such additional liability is fixed or resolved. While the Company believes that some fine will be imposed, it is the Company's position that the amount of any fine should be at or near the low end of the range set forth above, and it will be vigorously pursuing this position in its discussions with the OFT.

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

Cash utilized by operating activities was $121,120 for the nine months ended September 30, 2001 compared with $70,470 for the nine months ended October 1, 2000. Receivables were $785,807 at September 30, 2001 compared to $889,090 at the end of the 2000 comparable period. The decrease in receivables reflects lower third quarter revenues, improved collections and the sale of Hasbro Interactive in January 2001. These decreases were partially offset by decreased volume of products with shorter collection terms. Inventories decreased 36% from 2000 levels, primarily reflecting improved inventory management and to a lesser extent, the sale of Hasbro Interactive. Prepaid expenses decreased to $235,053 at September 30, 2001 from $304,454 at October 1, 2000 primarily due to the sale of Hasbro Interactive. Accounts payable and accrued liabilities decreased to $746,757 from $1,080,176 in 2000. Of this $333,419 decrease, 24% was the result of the sale of Hasbro Interactive and Games.com. The remaining decrease was primarily attributable to decreased accrued income taxes as a result of a decrease in taxable income, contingent compensation payouts related to the Wizards of the Coast acquisition that were accrued in the third quarter of 2000, decreased accrued royalties as the result of decreased sales volume of licensed products, and a general decrease in accrued expenses as a result of decreased operating expenses.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued

(Thousands of dollars)

Net cash utilized by investing activities of $28,077 for the nine months of 2001 compared to $226,533 in the first nine months of 2000. Property, plant and equipment and other assets, as a group, decreased from their 2000 levels, reflecting the sale of Hasbro Interactive, assets written off or written down to fair market value in connection with the Company's 2000 consolidation program and twelve additional months of depreciation and amortization expense. These decreases were partially offset by securities received from the sale of Hasbro Interactive and Games.com.

Net cash provided by financing activities of $64,423 in the nine months of 2001 compares with cash provided in 2000 of $191,413. Net borrowings (short and long-term borrowings less cash and cash equivalents) decreased to $1,431,322 at September 30, 2001 from $1,543,891 at October 1, 2000. During 2001, the Company used its available cash to reduce its outstanding borrowings due to its increased focus on debt reduction. The decrease is also the result of borrowings in the prior year to finance the Company's repurchase of its common stock. In February 2001, the Company entered into amended and restated secured revolving and line of credit facility agreements with existing lenders. The facilities are secured by substantially all domestic accounts receivable and inventory, as well as certain investments and intangible assets of the Company. The total amount available for borrowing under these committed facilities is $650,000, which is comprised of $325,000 (long-term) and $325,000 (short-term). The available amounts under these lines were at their lowest point in the first quarter of 2001. In addition to these available committed lines, the Company also had available uncommitted lines approximating $81,000. The Company believes that these amounts are adequate for its needs. Of these available committed and uncommitted lines, approximately $308,000 was in use at September 30, 2001.

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

FORWARD-LOOKING STATEMENTS
----------------------------------------------------
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those expected or anticipated in the forward-looking statements.

Specific factors that might cause such a difference include, but are not limited to, the Company's ability to manufacture, source and ship new and continuing products on a timely basis and the acceptance of those products by customers and consumers at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of products; economic conditions, including higher fuel prices, currency fluctuations and government regulations and other actions in the various markets in which the Company operates throughout the world, the inventory policies of retailers, including the concentration of the Company's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management techniques, which increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment; the ability of the Company to generate sufficient available cash flow to service its outstanding debt; restrictions on the Company contained in the Company's credit agreements; market conditions, third party actions or approvals and the impact of competition that could delay or increase the cost of implementation of the Company's consolidation programs, prevent the Company from fully realizing advance royalties paid in connection with licensed products, result in an impairment of the goodwill associated with acquired companies or impacted product lines, reduce actual results, and cause anticipated benefits of acquisitions to be delayed or reduced in their realization; and other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as Forms 8-K, 10-Q, and 10-K. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

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

Amortization expense related to goodwill (presented in the caption "Costs in excess of net assets" in the accompanying consolidated balance sheets) was $47,482 and $31,675 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

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

10.1	Amended and Restated Employment Agreement dated as of October 15, 2001 between the Company and Harold P. Gordon.

11.1	Computation of Earnings Per Common Share - Nine Months
Ended September 30, 2001 and October 1, 2000.

11.2	Computation of Earnings Per Common Share - Quarter
Ended September 30, 2001 and October 1, 2000.

12	Computation of Ratio of Earnings to Fixed Charges -
Nine Months and Quarter Ended September 30, 2001.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated October 22, 2001, was filed by the Company and included the Press Release, dated October 22, 2001, announcing the Company's results for the third quarter.
Consolidated Statements of Operations (without notes) for the quarters and nine months ended September 30, 2001 and October 1, 2000 and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed with the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: November 8, 2001	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2001

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

10.1	Amended and Restated Employment Agreement dated as of October 15, 2001 between the Company and Harold P. Gordon.

11.1	Computation of Earnings Per Common Share - Nine Months
Ended September 30, 2001 and October 1, 2000.

11.2	Computation of Earnings Per Common Share - Quarter
Ended September 30, 2001 and October 1, 2000.

12	Computation of Ratio of Earnings to Fixed Charges -
Nine Months and Quarter Ended September 30, 2001.