Form 10-K405
period 2001-12-30
HASBRO INC
filed 2002-03-29
CIK 46080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2001

Commission file number 1-6682

Hasbro, Inc.
(Name of Registrant)

Rhode Island (State of Incorporation)	05-0155090 (I.R.S. Employer Identification No.)
1027 Newport Avenue, Pawtucket, Rhode Island (Address of Principal Executive Offices)	02862 (Zip Code)

Registrant's telephone number, including area code (401) 431-8697

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Preference Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price of the stock on March 12, 2002 was $2,380,040,970. The registrant does not have non-voting common stock outstanding.

        The number of shares of common stock outstanding as of March 12, 2002 was 173,067,819.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1.    BUSINESS

        (a)    General Development of Business         Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company", "we", or "us", means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

        The Company is a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. Both internationally and in the U.S., its widely recognized core brands such as PLAYSKOOL, TONKA, MILTON BRADLEY, PARKER BROTHERS, TIGER, and WIZARDS OF THE COAST provide what the Company believes to be the highest quality play experiences in the world. In its offerings are a broad variety of games, including traditional board and card, hand-held electronic, children's consumer electronics, trading card and roleplaying games, as well as electronic interactive products, learning aids and puzzles. Toy offerings include boys' action, vehicles and playsets, girls' toys, preschool toys and infant products, creative play and toy related specialty products. The Company also licenses to others various trademarks, characters and other property rights for use in connection with consumer promotions and the sale by others of noncompeting toys and non-toy products.

        (b)    Description of Business Segments and Products         The Company's focus on managing its business covers two major areas, Toys and Games. Organizationally, the Company's principal segments are U.S. Toys, Games, and International, with additional reportable segments of Operations and Retail. Financial information with respect to the Company's segments is included in note 17 to the Company's financial statements, which are included in Item 8 of this 10-K.

        In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products and creative play and toy related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board and card games and puzzles, trading card and roleplaying games, and consumer electronics. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The marketing and sale of WIZARDS OF THE COAST products internationally and TIGER products in the United Kingdom was managed by the Company's Games segment in 2001, but starting in 2002, will be managed by the International segment.

        Operations sources product for the majority of the Company's segments. The Retail segment operates retail shops. The Company also has other segments which license certain of the Company's intellectual property to third parties. In 2001, these other segments did not meet the quantitative thresholds for reportable segments.

  (i)
  U.S. Toys

        In the U.S. Toys segment, the Company's products are marketed as boys' toys, girls' toys, preschool, creative play and other products.

        Boys' toys are offered across a wide range of core popular properties such as G.I. JOE and TRANSFORMERS action figures, and the TONKA line of trucks and interactive toys. Other products are tied to entertainment properties, including STAR WARS toys and accessories. In 2002, the Company will be introducing a new line-up of G.I. JOE action figures and vehicles for kids. In addition, a new segment of the TRANSFORMERS brand titled TRANSFORMERS ARMADA will be introduced which will allow integration of robots to enhance battle features and unlock hidden features. In early 2002, the Company introduced BEYBLADE, Japan's highly popular sports entertainment brand, featuring custom built tops with interchangeable parts which battle against each other. In addition, the TONKA 2002 product line includes the TONKA POWER GRID, a truck that opens up into a giant construction workshop on wheels, with tools and a workstation inside, as well as the TONKA radio control BOBBLE BOYS ATV, an easy-to-use radio control vehicle, and TONKA TOWN playset, featuring talking trucks with motorized actions. Also new in 2002 is the TONKA JUNIOR product line for children from one to three years, which will include the BOP 'N GO truck, a motorized truck with different activity levels. The Company will also feature toy lines based on STAR WARS EPISODE II: ATTACK OF THE CLONES, scheduled for release on May 16, 2002, and Disney's anticipated release of LILO & STITCH, due out on June 21, 2002 as well as a variety of other toys based on classic DISNEY characters. The fiscal year 2002 will be the first full year of the Company's broad-based licensing relationship with Disney.

        Girls' toys include E-KARA, the portable and affordable hand-held karaoke system, as well as the classic RAGGEDY ANN and RAGGEDY ANDY rag dolls. The Company also offers such popular dolls as MAKEUP MINDY. In 2002, the Company will introduce the new E-KARA PRO headset system, a hands-free headset with a lightweight main E-KARA unit that hooks onto a belt or waistband, plus a new library of music cartridges featuring some of the hottest current songs.

        The U.S. Toys segment's preschool products include a portfolio of core brands primarily marketed under the PLAYSKOOL trademarks as well as a licensed product line based on HIT Entertainment's BOB THE BUILDER, which airs on NICKELODEON. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, SIT 'N SPIN and GLOWORM, a successful line of infant toys such as KICK START GYM and the 1st STARTS infant line, and preschool role-play products. 2002 marks the 50th birthday of MR. POTATO HEAD. This will be commemorated with a 50th birthday edition MR. POTATO HEAD packaged in a special storage tin. Other new products scheduled for introduction during 2002 are the PLAYSKOOL AIR-TIVITY line of products, which feature unique "air power," designed to captivate babies with visuals and motion. This line will include the KICK START AIR-TIVITY GYM, the AIR-TIVITY table, and the AIR-TIVITY WHIRL AROUND. In addition, the new FIRST SENSES line is expected to be introduced in 2002. This line is designed to help infants explore their world with features that stimulate the senses and includes HEAR 'EMS OCTOPUS, PEEKABLES PUPPY, WHIFF 'EMS lunch bag, TICKLES SPIDER, and WHIFF 'EMS flower. New 2002 products are also expected to feature TUMMY TIME PICTURE SHOW, a musical light-up toy, CRAWL START butterfly and airplane, fun musical crawl-along pals, 1st STARTS MAGIC START CRAWL 'N STAND, a touch activated toy that encourages babies to pull themselves up and stand, and THE MAGIC SCREEN LEARNING PAL, an interactive educational light up screen.

        Creative Play items for both girls and boys include such classic core lines as PLAY-DOH, EASY-BAKE oven, and LITE-BRITE and SPIROGRAPH design toys. During 2002, the Company plans to introduce the QUEASY BAKE COOKERATOR, the boy-friendly version of the EASY BAKE oven, which creates delicious ooey, gooey treats. Also new in 2002 is SPLAT, a colorful compound that can be molded into any form or shape and thrown at the accompanying SPLAT MAT.

        Other products included in the U.S. Toys segment include the SUPER SOAKER line of water products and the NERF line of soft action play equipment. New in 2002 is the NERF MIKE PIAZZA POWER HITTER pitching machine and the NERF VORTEX FIRE STRIKE, a football that lights up in the sky.

  (ii)
  Games

        The Company markets its games and puzzles under several well known core brands, including MILTON BRADLEY, PARKER BROTHERS, AVALON HILL, TIGER and WIZARDS OF THE COAST.

        The MILTON BRADLEY, PARKER BROTHERS and AVALON HILL brand portfolios consist of a broad assortment of games for children, families and adults. The Company's core items include MONOPOLY, BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND,

TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, CLUE, SORRY!, RISK, BOGGLE, OUIJA, DIPLOMACY, ACQUIRE and TRIVIAL PURSUIT, as well as a line of jigsaw puzzles for children and adults, including BIG BEN, GUILD and CROXLEY. The Company has put in place a series of marketing initiatives designed to encourage game play among a wide variety of audiences, including MY FIRST GAMES, FAMILY GAME NIGHT and GET TOGETHER GAMES. In 2002, the Company will introduce the TRIVIAL PURSUIT 20th ANNIVERSARY EDITION, with questions on people, places and events of the last 20 years. In addition, MONOPOLY: THE AMERICAN EDITION will be introduced in 2002 with new cultural icon tokens and a twist to the rules. Another new adult game is REMOTE POSSIBILITIES, featuring general questions, complete-the-phrase exercises and build-a-word/reverse word activities where players compete against each other. New 2002 children's games include OPERATION BRAIN SURGERY, a game built on the classic OPERATION game, and VAMPIRE HUNTER, a game that features an interactive board with changing images and game pieces. Also planned for 2002 is WEE LITTLE PIGGIES, a preschool game based on the classic nursery rhyme that builds listening, memory and sequencing skills and NU JAM GUITAR, an electronic game that combines music and games.

        TIGER ELECTRONICS brand products bring innovation and technology to entertainment and lifestyle products for the whole family. Consumer electronics products include HITCLIPS micro music systems, which will have new artists and innovative players added in 2002. In addition, the Company is introducing KIDCLIPS DISNEY TUNES, which will contain classic DISNEY tunes on easy to use players. Also planned for 2002 is FINGER JAMZ, an electronic novelty toy that plays music to the tap of your fingers. Planned for 2002 in the electronic plush line is FURREAL FRIENDS, a line of electronic plush cats that duplicate and mimic mannerisms unique to a real cat. In girls electronics, the Company plans to introduce GOTTA DANCE GIRLS, hip, dancing, remote controlled dolls that include three one-minute songs. In the lifestyle electronics line, the Company plans to introduce TXT4U:-), a portable electronic virtual dictionary of emoticons and abbreviations that are used in instant messaging. The Company will also feature products based on STAR WARS EPISODE II: ATTACK OF THE CLONES, scheduled for release in May of 2002, and BOB THE BUILDER. In 2002 under the Company's refined segment structure, U.S. Tiger toy lines will be included in the U.S. Toys segment while the international Tiger business units will be included in the International segment. Certain Tiger electronic games, primarily handheld, will remain in the Games segment.

        WIZARDS OF THE COAST trading card and roleplaying games include the popular MAGIC: THE GATHERING, DUNGEONS AND DRAGONS, and POKEMON. MAGIC: THE GATHERING, created in 1993, has worldwide popularity, with more than five million players in more than fifty countries. In 2002, MAGIC: THE GATHERING ONLINE is expected to be introduced. In MAGIC: THE GATHERING ONLINE, players can purchase digital cards, trade and play digital cards with other players, build and customize decks and organize their card collections right on their PCs. This product will feature built-in tutorials and practice rooms for beginning players as well as leagues and tournaments for advanced players. In addition, the Company expects to introduce three new expansion sets for its MAGIC: THE GATHERING paper-based product, including TORMENT, JUDGEMENT, and ONSLAUGHT, in 2002 for advanced and expert level players. WIZARDS OF THE COAST has a unique organized play program for its trading card games, sanctioning over 100,000 game tournaments around the world in 2001. New for 2002 is a STAR WARS trading card game based on STAR WARS EPISODE II: ATTACK OF THE CLONES, which will allow players to plan and execute the high-stakes gambits and intense actions of STAR WARS battles. Also planned for 2002 is the POKEMON CARD E set, which will deliver a new generation of cards by combining the traditional trading card game play with the handheld technology of GAME BOY ADVANCE. In addition, DIAGON ALLEY, ADVENTURE AT HOGWARTS and CHAMBER OF SECRETS, expansion sets of the HARRY POTTER trading card game, are expected to be introduced in 2002, which will allow players to take on the roles of apprentice wizards and witches. Also in 2002, the Company plans to issue new releases of its sports card games, including MLB SHOWDOWN and NFL SHOWDOWN, as well as introducing a new game, NBA SHOWDOWN.

  (iii)
  International

        In addition to the United States, the Company operates in more than 25 countries, selling a representative range of the toy and game products marketed in the United States, together with some items which are sold only internationally. Key international brands for 2001 included ACTION MAN, MAGIC: THE GATHERING and MONOPOLY. In 2002, the Company's international line will include toys and games based on Disney's MONSTERS, INC., which will be released internationally in 2002. In addition, the Company will be launching other U.S. hit products in international markets in 2002 such as E-KARA and HITCLIPS.

  (iv)
  Operations

        The Company primarily sources production through unrelated manufacturers in various Far East countries, principally China, using a Hong Kong based subsidiary for quality control and order coordination purposes. See "Manufacturing and Importing" below.

  (v)
  Retail

        The Company has a segment that operates approximately 85 retail stores under the WIZARDS OF THE COAST and GAME KEEPER names, many of which not only sell a wide range of games, but also provide important locations for tournaments and other organized play activities.

  (vi)
  Other Information

        The Company has another segment which generates revenue through the licensing of certain of the Company's intellectual property to third parties for promotional and merchandising uses.

        In 2002, the Company has further refined its segment structure to include the realignment of the toy lines included in the U.S. Tiger toy lines to the U.S. Toys segment, from the Games segment where all Tiger products are currently included. Certain Tiger electronic games, primarily handheld, will remain in the Games segment. In addition, the international operations of the Tiger and Wizards of the Coast business units, previously included in and managed as part of the Games segment, will be managed as part of the International segment.

        To further extend its range of products in its various segments, the Company has Hong Kong units which market directly to retailers a line of high quality, low priced toys, games and related products, primarily on a direct import basis. Direct sales to these customers are reflected in the revenue of the segment in which the product sold resides.

        In addition, various products are licensed to other companies for sale in certain countries where the Company does not otherwise have a presence.

        During the 2001 fiscal year, there was no line of products whose revenues individually accounted for more than 10% of consolidated net revenues. During the 2000 fiscal year, revenues from the POKEMON trading card line of products contributed 15% of consolidated net revenues of the Company. In 1999, revenues from the FURBY line of products and the STAR WARS boys toys line of products contributed 13% and 12%, respectively, of consolidated net revenues of the Company.

  Working Capital Requirements

        The Company's working capital needs have been financed historically by means of short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The revenue pattern of the Company results in the second half of the year being more significant to its overall business and, within that half, the fourth quarter being the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases within or close to the fourth quarter holiday consumer selling season, which includes Christmas. The Company expects that this trend will continue. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company has licenses for promotional product, and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. Also, quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders being placed for immediate delivery. The Company's unshipped orders at March 3, 2002 and March 4, 2001 were approximately $195,300,000 and $166,933,000, respectively. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 2002 are not substantially different from those employed in 2001.

        The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenses paid and revenues collected makes it necessary for the Company to borrow varying amounts during the year. During 2001, the Company utilized cash from operations and borrowing under its secured amended and restated revolving credit and line of credit agreements to meet its cash flow requirements. The Company's committed line at the end of 2001 included a secured revolving credit agreement of $325,000,000, maturing in February 2003. The secured committed line of credit of an additional $325,000,000, available to the Company during most of the year, was no longer required by the Company and was canceled in December 2001. The Company was in compliance with all restrictive covenants throughout the fiscal year ended December 30, 2001. In order to extend the term of the existing agreement, provide additional amounts for working capital needs and remove certain restrictions regarding the retirement of long-term debt, the Company entered into an amended and restated revolving credit facility with its existing bank group dated March 19, 2002. This amended facility increased the amount available to the Company for borrowing to $380,000,000, and has a final maturity date of March 2005. The facility continues to be secured by substantially all domestic accounts receivable and inventory, as well as certain intangible assets of the Company. The Company is not required to maintain compensating balances under the agreement. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company had no borrowings outstanding under its facility at March 3, 2002. Amounts available and unused under uncommitted lines at March 3, 2002 were $43,400,000. During 2000, the Company borrowed through the issuance of commercial paper and against short-term lines of credit to fund its seasonal working capital requirements in excess of funds available from operations and the issuance of long-term debt.

  Royalties, Research and Development

        The continuing development of new products and the redesigning of existing items for continuing market acceptance are key determinants of success in the toy and game industry. In 2001, 2000 and 1999, approximately $125,633,000, $208,485,000 and $254,599,000, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's staff of designers, artists, model makers and engineers.

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

        The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of characters from familiar movies, television shows and other entertainment media, for whose rights the Company competes with other toy and game manufacturers. Licensing fees are generally paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements. Under terms of currently existing agreements at December 30, 2001, in certain circumstances, the Company may be required to pay an aggregate of $494,000,000 in guaranteed or minimum royalties between 2002 and 2006. The Company has approximately $146,900,000 of prepaid royalties, which are a component of prepaid expenses and other current assets on the balance sheet. Included in other assets is $71,000,000 representing the long-term portion of advances paid. Of the unpaid guaranty, Hasbro may be required to pay approximately $203,000,000, $91,000,000, $69,000,000, $123,000,000, and $8,000,000 in 2002, 2003, 2004, 2005 and 2006, respectively. Amounts paid and advances to be paid relate to anticipated revenues in the years 2002 through 2008.

  Marketing and Sales

        The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based "e-tailers." The Company and its subsidiaries employ their own sales forces which account for the majority of sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. With the acquisition of Wizards of the Coast, Inc. in the fourth quarter of 1999, the Company acquired a specialized line of retail stores featuring game, hobby and related products and an area for in-store game play, as well as an online retail site. The Company maintains showrooms in New York and selected other major cities world-wide as well as at most of its subsidiary locations. Although the Company had more than 4,500 customers in the United States and Canada during 2001, including specialty retailers carrying trading card games and toy-related product, there has been significant consolidation at the retail level over the last several years, and the majority of the Company's sales are to large chain stores, distributors and wholesalers. In other countries, the Company has in excess of 20,000 customers, many of which are individual retail stores. During 2001, sales to the Company's two largest customers, Wal-Mart Stores, Inc. and Toys 'R Us, Inc., represented 17% and 13%, respectively, of consolidated net revenues, and sales to its top five customers accounted for approximately 48% of consolidated net revenues.

        The Company advertises many of its toy and game products extensively on television. The Company generally advertises selected items in its product groups in a manner designed to promote the sale of other specific items in those product groups. The Company introduces many of its new products in New York City at the time of the American International Toy Fair in February. It also introduced some of its products to major customers during the prior year.

        In 2001, the Company spent approximately $290,829,000 in advertising, promotion and marketing programs compared to $452,978,000 in 2000 and $456,978,000 in 1999.

  Manufacturing and Importing

        During 2001, the Company's products were manufactured in third party facilities in the Far East as well as in the Company's own three facilities located in East Longmeadow, Massachusetts, Waterford, Ireland, and Valencia, Spain. Most of its products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. The Company's manufacturing processes include injection molding, blow molding, spray painting, printing, box making and assembly. The Company purchases certain components and accessories used in its toys and games and some finished items from United States manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other countries. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many products imported by the Company. The Company believes that the manufacturing capacity of third party manufacturers as well as its own facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers are adequate to meet the demand in 2002 for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary.

        However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. In 2000, the United States Congress approved "permanent normal trade relations" status for China, which was intended to eliminate the United States' annual review of China trade relations status. Additionally, in December 2001, China was admitted as a member to the World Trade Organization. However, the imposition of trade sanctions by the United States or the European Union against a class of products imported by the Company from, or the loss of "normal trade relations" status by, the People's Republic of China could significantly increase the cost of the Company's products imported into the United States or Europe.

        The Company makes its own tools and fixtures for its manufacturing facilities but purchases dies and molds principally from independent United States and international sources.

  Competition

        The Company is a worldwide leader in the design, manufacture and marketing of games and toys. The Company's business is highly competitive and it competes with several large toy companies, primarily Mattel, Inc., as well as many small United States and international designers, manufacturers and marketers. Competition is based primarily on consumer preferences and quality and, to a lesser extent, pricing. The volatility in consumer preferences with respect to family entertainment continually creates new opportunities for existing competitors and start-ups.

  Employees

        At December 30, 2001, the Company employed approximately 8,000 persons worldwide, approximately 4,700 of whom are located in the United States.

  Trademarks, Copyrights and Patents

        The Company's products are protected, for the most part and in as many countries as practical, by registered trademarks, copyrights and patents to the extent that such protection is available, cost effective, and meaningful. The loss of such rights concerning any particular product would not have a material adverse effect on the Company's business, although the loss of such protection for a number of significant items might have such an effect.

  Government Regulation

        The Company's toy and game products sold in the United States are subject to the provisions of The Consumer Product Safety Act (the "CPSA"), The Federal Hazardous Substances Act (the "FHSA"), The Flammable Fabrics Act (the "FFA"), and the regulations promulgated thereunder. The CPSA empowers the Consumer Product Safety Commission (the "CPSC") to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPSC has the authority to seek to declare a product "a banned hazardous substance" under the CPSA and to ban it from commerce. The CPSC can file an action to seize and condemn an "imminently hazardous consumer product" under the CPSA and may also order equitable remedies such as recall, replacement, repair or refund for the product. The FHSA provides for the repurchase by the manufacturer of articles which are banned. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe. The Company maintains laboratories which have testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, international standards, and the Company's own standards. Notwithstanding the foregoing, there can be no assurance that all of the Company's products are or will be hazard free. Any material product recall could have an adverse effect on the Company's results of operations or financial condition, depending on the product, and could affect sales of other products.

        The Children's Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, as well as the laws of certain countries, place certain limitations on television commercials during children's programming.

        The Company maintains programs to comply with various United States federal, state, local and international requirements relating to the environment, plant safety and other matters.

  Forward-Looking Information and Risk Factors

        From time to time, including in this Annual Report on Form 10-K and in the Company's annual report to shareholders, the Company publishes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" may relate to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "looking forward," "may," "planned," "potential," "should," "will" and "would" or any variations of words with similar meanings. The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in its forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in the Company's public announcements and the Company's filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in its annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report.

Volatility of consumer preferences and the high level of competition in the family entertainment industry makes it difficult to maintain the long-term success of existing product lines and consistently introduce successful new products.

        Our business and operating results depend largely upon the appeal of our family entertainment products, principally games and toys. A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on our business, financial condition and results of operations. Our continued success will depend on our ability to redesign, restyle and extend our existing family entertainment product lines and to develop, introduce and gain customer acceptance of new family entertainment product lines. However, consumer preferences with respect to family entertainment are continuously changing and are difficult to predict. Individual family entertainment products generally, and high technology products in particular, often have short life cycles. The success of entertainment properties released theatrically, such as STAR WARS, DISNEY, or HARRY POTTER related productions, can significantly affect revenues we derive from licensed product related to those properties. In addition, competition in the industry could adversely impact our ability to secure, maintain, and renew popular licenses on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products. The loss of ownership rights granted pursuant to any of our licensing agreements could have a material adverse effect on our business and competitive position. There can be no assurances that:

  1)
  Any of our current products or product lines will continue to be popular for any significant period of time;

  2)
  Any property for which we have a significant license will achieve popularity;

  3)
  Any new products and product lines introduced by us will achieve an adequate degree of market acceptance;

  4)
  Any new product's life cycle will be sufficient to permit us to profitably recover development, manufacturing, marketing, royalties (including royalty advances and guarantees) and other costs of the product; or

  5)
  We will be able to manufacture, source and ship new or continuing products in a timely basis to meet constantly changing consumer demands.

        Our failure to successfully anticipate, identify and react to consumer preferences in family entertainment could have an adverse effect on our revenues, profitability and results of operations.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season. Further, this seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response management techniques.

        Sales of our family entertainment products at retail are seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response management techniques. These customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, which to a large extent occurs during September through December, rather than maintaining large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and shift a significant portion of inventory risk and carrying costs to the supplier. The limited inventory carried by retailers may also reduce or delay retail sales. Additionally, the logistics of supplying more and more product within shorter time periods will increase the risk that we fail to achieve tight and compressed shipping schedules. This seasonal pattern requires significant use of working capital mainly to manufacture or acquire inventory during the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. Our failure to accurately predict and respond to consumer demand could result in our underproducing popular items and/or overproducing less popular items, which would have an adverse effect on our sales and results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected by unforeseen events, such as a terrorist attack, that negatively affect the retail environment or consumer buying patterns, if such events were to occur during a key selling season.

The continuing consolidation of our retail customer base means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on us.

        We depend upon a relatively small retail customer base to sell our products. For the fiscal year ended December 30, 2001, Wal-Mart Stores, Inc. and Toys R Us, Inc. accounted for approximately 17% and 13%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart and Toys R Us, in the aggregate accounted for approximately 48% of our consolidated net revenues. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We may not realize anticipated benefits of acquisitions or these benefits may be delayed or reduced in their realization; our ability to make acquisitions is limited by our credit agreement.

        Acquisitions have been a significant part of our growth over the years and have enabled us to further broaden and diversify our product offerings. Although we target companies that we believe offer attractive family entertainment products, we cannot be certain that the products of companies we acquire will achieve or maintain popularity with consumers. In some cases, we expect that the integration of the product lines of the companies that we acquire into our operations will create production, marketing and other operating synergies. We believe that these synergies can create greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies that we believe have strong and creative management, in which case we plan to create synergies by operating them autonomously rather than integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will continue to develop popular and profitable products or services.

        Because of limitations in our credit agreement, we are limited in our ability to make substantial acquisitions in the near term. Although we plan to focus greater attention and resources on our core owned and controlled brands, we cannot assure you that such efforts will produce revenue growth to replace the growth historically provided by acquisitions.

Our substantial sales and manufacturing operations outside the United States subject us to risks normally associated with international operations.

        We operate facilities and sell products in numerous countries outside the United States. For the year ended December 30, 2001, our net revenues from international customers comprised approximately 36% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. Additionally, we utilize third-party manufacturers located principally in the Far East and we have manufacturing facilities in Ireland and Spain. These sales and manufacturing operations are subject to the risks normally associated with international operations, including:

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

  7)
  Transportation delays and interruptions; and

  8)
  The imposition of tariffs.

        Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of "normal trade relations" status by, the Peoples Republic of China could significantly increase our cost of products imported into the United States or Europe. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

        An important part of our business involves obtaining licenses to produce products based on various theatrical releases, such as STAR WARS, MONSTERS, INC., and HARRY POTTER AND THE SORCERER'S STONE. The license agreements usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are able to recoup from actual sales, which could result in write-offs of such amounts that would adversely effect our results of operations. In addition, acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. As a licensee, we have no guaranty that a particular brand will be a successful toy or game product. Furthermore, there can be no assurance that a successful brand will continue to be successful or maintain a high level of sales in the future. In the event that we are not able to acquire or maintain advantageous licenses, our revenues and profits may be adversely effected.

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully.

        Our intellectual property, including our license agreements and other agreements which establish our ownership rights and maintain our confidentiality, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to this valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

We are involved in certain litigation, arbitration and regulatory matters where the outcome is uncertain and which could entail significant expense.

        As is the case with many large multinational corporations, we are subject from time to time to regulatory investigations, litigation and arbitration disputes. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of such matters could entail significant expense.

        During 2001, we received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by our United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). While the first inquiry related to a small portion of Hasbro U.K.'s business, the inquiry received in the third quarter of 2001 from the OFT sought, among other things, information relating to Hasbro U.K.'s trading arrangements with its direct retail accounts, which represented the bulk of its business in the United Kingdom. If a fine is imposed pursuant to the OFT inquiry, we currently estimate that the amount of the fine could range from approximately $236,000 to $38.3 million. Because of a number of factors, including the relatively early stage of this inquiry, the lack of precedent under the applicable U.K. statute, and the significant appeal rights available to us in the event of an adverse determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. While we believe that some fine will be imposed, it is our position that the amount of any fine should be at or near the low end of the range set forth above, and we will be vigorously pursuing this position in our discussions with the OFT. Nevertheless, it is possible that the outcome of this matter could result in a significant fine that harms our financial position.

We rely on external financing, including our credit facility, to maintain our operations. If we are unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be negatively affected.

        In order to meet our working capital needs, particularly those prior to the fourth quarter, we rely on our credit facility. In March 2002, we entered into an amended and restated secured revolving credit agreement with existing and new lenders. This facility is secured by substantially all of our domestic accounts receivable and inventory, as well as certain of our intangible assets. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions on capital expenditures, investments, acquisitions, share repurchases, incurrence of indebtedness and dividend payments. These restrictive covenants may limit our future actions, and financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. If we were unable to meet our financial covenants, or if we failed to comply with other covenants in our credit facility, we could face significant negative consequences.

        We believe that our cash flow from operations, together with our cash and access to existing credit facilities, are adequate for current and planned needs in 2002. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing our available cash balance, such as unexpected material operating losses or increased capital or other expenditures, as well as increases in inventory or accounts receivable or future events that may reduce or eliminate the availability of external financial resources.

        We also may choose to finance our capital needs, from time to time, through the issuance of debt securities. Our ability to issue such securities on satisfactory terms, if at all, will depend on the state of our business and financial condition, any ratings issued by major credit rating agencies, market interest rates, and the overall condition of the financial and credit markets at the time of the offering. The condition of the credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Fluctuations in these factors could make it difficult for us to sell debt securities or require us to offer higher interest rates in order to sell new debt securities. The failure to receive financing on desirable terms, or at all, could adversely affect our ability to support our future operations or capital needs or engage in other business activities.

        As of December 30, 2001, we had approximately $1,202 million of total indebtedness outstanding. This total indebtedness includes the $250 million in aggregate principal amount of convertible senior debentures which we issued in 2001. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all. On December 1, 2005, December 1, 2011, and December 1, 2016, and upon the occurrence of certain fundamental corporate changes, holders of the 2.75% senior convertible debentures may require us to purchase their debentures. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at our discretion, provided that we will pay accrued and unpaid interest in cash. However, we may not have sufficient funds at that time to make the required repurchases.

Market conditions, government actions and regulations and other third party conduct could negatively impact implementation of our consolidation programs, margins, and other business initiatives.

        Economic conditions, such as rising fuel prices, may adversely impact our margins. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability. Other conditions, such as the unavailability of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could delay or increase the cost of implementing our consolidation programs or alter our actions and reduce actual results.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations, violation of which could subject us to sanctions. In addition, we could be the subject of future product liability suits, which could harm our business.

        As a manufacturer of consumer products, we are subject to significant government regulations under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance in the future. Failure to comply could result in sanctions which could have a negative impact on our business, financial condition, and results of operations.

        In addition to government regulation, products that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future. While we currently maintain product liability insurance coverage in amounts we believe sufficient for our business risks, we may not be able to maintain such coverage or such coverage may not be adequate to cover all potential claims. Moreover, even if we maintain sufficient insurance coverage, any successful claim could materially and adversely affect our business and financial condition and results of operations.

        As a large, multinational corporation, we are subject to a host of governmental regulations throughout the world, including antitrust and tax requirements, anti-boycott regulations and the Foreign Corrupt Practices Act. Our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions which could harm our business and financial condition.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

        Approximately $761.6 million, or 22.6%, of our total assets as of December 30, 2001 represented goodwill. Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. We record goodwill as an intangible asset on our balance sheet and have historically amortized it on a straight-line basis over a period of 10 to 40 years. Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective for us in the first quarter of fiscal 2002. SFAS No. 142 results in goodwill no longer being amortized. Instead, goodwill is subject to a periodic impairment evaluation based on the fair value of the reporting unit. Reductions in our net income caused by the write-down of goodwill could materially and adversely affect our results of operations.

        (c)    Financial Information About International and United States Operations and Export Sales         The information required by this item is included in note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report and is incorporated herein by reference.

ITEM 2.    PROPERTIES

Location	Use	Square Feet	Type of Possession	Lease Expiration Dates
Rhode Island
Pawtucket(1)(2)(6)	Administrative, Sales & Marketing Offices & Product Development	343,000	Owned	—
Pawtucket(6)	Executive Office	23,000	Owned	—
East Providence(6)	Administrative Office	120,000	Leased	2004
Central Falls(1)(2)(6)	Warehouse	261,500	Owned	—
California
Ontario(1)	Warehouse	432,000	Leased	2002
Illinois
Vernon Hills(2)	Office & Warehouse	21,000	Leased	2002
Massachusetts
East Longmeadow(2)	Office, Manufacturing & Warehouse	1,148,000	Owned	—
New Jersey
Mt. Laurel(1)	Office	11,000	Leased	2002
New York
New York(1)(2)(5)(6)	Office & Showroom	70,300	Leased	2011
New York(1)(2)(5)(6)	Office & Showroom	36,500	Leased	2005
Texas
Arlington(2)	Warehouse	60,200	Leased	2003
Dallas(2)	Warehouse	147,500	Leased	2003
Washington
Renton(2)(3)	Offices	169,700	Leased	2005
Tukwilla(2)	Warehouse	18,800	Leased	2002
Argentina
Buenos Aires(5)	Offices	6,500	Leased	2003
Australia
Lidcombe(5)	Office & Warehouse	161,400	Leased	2007
Eastwood(5)	Office	16,900	Leased	2002
Belgium
Brussels(5)	Office & Showroom	18,800	Leased	2008
Canada
Montreal(5)	Office, Warehouse & Showroom	133,900	Leased	2004
Mississauga(5)	Sales Office & Showroom	16,300	Leased	2004
Montreal(5)	Warehouse	88,100	Leased	2004
Chile
Santiago(5)	Warehouse	67,600	Leased	2002
Santiago(5)	Office	3,500	Leased	2002

China
Shenzen PRC(5)	Office	12,900	Leased	2006
Denmark
Glostrup(5)	Office	9,200	Leased	2004
England
Uxbridge(5)	Office & Showroom	92,900	Leased	2013
France
Le Bourget du Lac(5)	Office & Warehouse	107,900	Owned	—
Savoie Technolac(5)	Office	33,500	Owned	—
Creutzwald(5)	Warehouse	301,300	Owned	—
Germany
Dietzenbach(5)	Office	43,000	Leased	2006
Soest(5)	Office & Warehouse	164,200	Owned	—
Greece
Athens(5)	Office & Warehouse	25,100	Leased	2007
Hong Kong
Kowloon(1)(2)(4)(5)	Office & Warehouse	4,900	Leased	2003
Kowloon(1)(2)(4)(5)	Office & Warehouse	5,700	Leased	2002
Kowloon(1)(2)(4)(5)	Office & Warehouse	33,700	Leased	2002
Kowloon(4)	Offices	43,400	Leased	2005
New Territories(4)	Warehouse	11,500	Leased	2002
New Territories(4)	Warehouse	8,100	Leased	2003
New Territories(4)	Office	7,300	Leased	2002
Hungary
Budapest(5)	Office	14,000	Leased	2002
Ireland
Waterford(5)	Office, Manufacturing & Warehouse	244,000	Owned	—
Italy
Milan(5)	Office & Showroom	12,100	Leased	2007
Mexico
Periferico(5)	Office	16,100	Leased	2002
Carretera(5)	Warehouse	215,500	Leased	2004
The Netherlands
Utrecht(5)	Office	12,800	Leased	2003
New Zealand
Auckland(5)	Office & Warehouse	35,000	Leased	2010
Peru
Lima(5)	Warehouse	32,400	Leased	2002
Lima(5)	Office	11,000	Leased	2002
Poland
Warsaw(5)	Office & Warehouse	21,400	Leased	2003

Spain
Valencia(5)	Office, Manufacturing & Warehouse	469,100	Leased	2014
Sweden
Vosby(5)	Office	7,400	Leased	2003
Switzerland
Berikon(5)	Office & Warehouse	25,000	Leased	2002
Delemont(5)	Office	9,200	Leased	2004
Turkey
Istanbul(5)	Office	10,500	Leased	2004
Wales
Newport(5)	Warehouse	75,000	Leased	2003
Newport(5)	Warehouse	170,000	Owned	—

(1)
Property used in the U.S. Toys segment.

(2)
Property used in the Games segment.

(3)
Property used in Other segments.

(4)
Property used in the Operations segment.

(5)
Property used in the International segment.

(6)
Property used in the Corporate area.

        In addition to the above listed facilities, the Company either owns or leases various other properties approximating an aggregate of 545,643 square feet which are utilized by its various segments, and include retail and game play locations operated under the WIZARDS OF THE COAST and GAME KEEPER names. The Company also either owns or leases an aggregate of approximately 75,600 square feet not currently being utilized in its operations. In addition, the Company also has 1,613,000 square feet of leased property previously included in restructuring actions that the Company is currently subleasing or offering for sublease.

        The foregoing properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.

        The Company believes that its facilities are adequate for its current needs.

ITEM 3.    LEGAL PROCEEDINGS

        During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). While the first inquiry related to a small portion of Hasbro U.K.'s business, the inquiry received in the third quarter of 2001 from the OFT sought, among other things, information relating to Hasbro U.K.'s trading arrangements with its direct retail accounts, which represent the bulk of its business in the U.K.. The Company is cooperating fully with the OFT in its inquiries. If a fine is imposed pursuant to the OFT inquiry, the Company currently estimates that the amount of the fine could range from approximately $236,000 to approximately $38.3 million. Because of a number of factors, including the relatively early stage of this inquiry, the lack of precedent under the applicable U.K. statute, and the significant appeal rights available to the Company in the event of an adverse determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. The Company has accrued a charge to earnings equal to the low end of the range set forth above. As a result, any fine that is imposed in excess of this accrued amount would have an adverse effect on the Company's results of operations in the quarter in which such additional liability is fixed or resolved. While the Company believes that some fine will be imposed, it is the Company's position that the amount of any fine should be at or near the low end of the range set forth above, and it will be vigorously pursuing this position in its discussions with the OFT. As of March 15, 2002, no formal complaint has been filed in this matter.

        The Company is party to certain other legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following persons are the executive officers of the Company. Such executive officers are elected annually. The position(s) and office(s) listed below are the principal position(s) and office(s) held by such persons with the Company, or its subsidiaries or divisions employing such person. The persons listed below generally also serve as officers and directors of the Company's various subsidiaries at the request and convenience of the Company.

Name	Age	Position and Office Held	Period Serving in Current Position
Alan G. Hassenfeld(1)	53	Chairman of the Board and Chief Executive Officer	Since 1999
Alfred J. Verrecchia(2)	59	President and Chief Operating Officer	Since 2001
Harold P. Gordon	64	Vice Chairman	Since 1995
David D. R. Hargreaves(3)	49	Senior Vice President and Chief Financial Officer	Since 2001
George B. Volanakis(4)	54	Executive Vice President and President, International	Since 2001
Brian Goldner(5)	38	President, U.S. Toys	Since 2001
Richard B. Holt	60	Senior Vice President and Controller	Since 1992
Barry Nagler(6)	45	Senior Vice President, General Counsel and Secretary	Since 2001
Martin R. Trueb(7)	50	Senior Vice President and Treasurer	Since 1997
E. David Wilson(8)	64	President, Games	Since 2001

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
(4)
Prior thereto, Executive Vice President from 2000 to 2001; prior thereto, General Manager and Sector Head, International Businesses from 1999 to 2000; prior thereto, President, European Sales and Marketing from 1998 to 1999; prior thereto, President and Chief Executive Officer, The Ertl Company, Inc.
(5)
Prior thereto, from 2000 to 2001, Senior Vice President and General Manager, U.S. Toys; during 2000, Chief Operating Officer of Tiger Electronics, Ltd., a subsidiary of the Company; prior thereto, Chief Operating Officer, Bandai America, Inc., from 1997 to 2000; prior thereto, Worldwide Director in Charge, Entertainment Division, J. Walter Thompson Advertising.
(6)
Prior thereto, Senior Vice President and General Counsel from 2000 to 2001; prior thereto, Senior Vice President and General Counsel, Reebok International, Ltd. (Reebok) from 1997 to 2000; prior thereto, Vice President and General Counsel, Reebok.
(7)
Prior thereto, Assistant Treasurer, Amway Corporation.
(8)
Prior thereto, Senior Vice President and Sector Head, Games from 1999 to 2001; prior thereto, President, Hasbro Americas from 1997 to 1999; prior thereto, President, Hasbro Games Group from 1995 to 1997.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, par value $.50 per share (the "Common Stock"), is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices as reported on the Composite Tape of the New York Stock Exchange and the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices
Period					Cash Dividends Declared
	High		Low
2001
1st Quarter	$14.63		10.31		$.03
2nd Quarter	15.59		10.50		.03
3rd Quarter	17.62		11.60		.03
4th Quarter	18.44		13.16		.03
2000
1st Quarter	$19	1/8	13	3/4	$.06
2nd Quarter	18	9/16	15.06
3rd Quarter	17	13/16	10	3/16	.06
4th Quarter	12	15/16	8	3/8	.03

        The approximate number of holders of record of the Company's Common Stock as of March 12, 2002 was 9,100.

  Dividends

        Declaration of dividends is at the discretion of the Company's Board of Directors and will depend upon the earnings, financial condition of the Company and such other factors as the Board of Directors deems appropriate. Payment of dividends is further subject to restrictions contained in agreements relating to the Company's outstanding short-term and long-term debt. Under the Company's bank credit agreement, dividend payments are restricted to the greater of $.03 per share quarterly or 25% of prior fiscal year consolidated net income.

  Sales of Securities

        On November 30, 2001 the Company closed the private sale of $225 million in aggregate principal amount of 2.75% convertible senior debentures due 2021 (the "Convertible Senior Debentures"). On December 12, 2001 the Company closed the sale of an additional $25 million in aggregate principal amount of Convertible Senior Debentures. Salomon Smith Barney Inc. acted as representative for the initial purchasers of the Convertible Senior Debentures, all of whom were accredited investors within the meaning of Rule 501 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Convertible Senior Debentures were offered and sold to the initial purchasers in reliance upon Section 4(2) of the Securities Act. In connection with this offering and sale, the Company paid the initial purchasers an underwriter's commission equal to 2.5% of the principal amount of the Convertible Senior Debentures.

        Holders may convert the Convertible Senior Debentures prior to stated maturity at an initial conversion price of $21.60 per share under any of the following circumstances:

          (i)    during any calendar quarter if the sale price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the previous quarter is more than 110% of the accreted conversion price per share of common stock on such last trading day;

          (ii)  if the debentures have been called for redemption;

          (iii)  upon the occurrence of specified corporate transactions; or

          (iv)  if the long-term credit rating assigned to the debentures by any two of Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P") or Fitch IBCA Duff & Phelps are reduced two notches below Ba3, BB and BB, respectively, or if the debentures are no longer rated by any two of these ratings services, or if the ratings for the debentures have been suspended by any two of these ratings services.

ITEM 6.    SELECTED FINANCIAL DATA

(Thousands of Dollars and Shares Except per share Data and Ratios)

	Fiscal Year
	2001	2000	1999	1998	1997
Statement of Earnings Data:
Net revenues	$2,856,339	3,787,215	4,232,263	3,304,454	3,188,559
Net earnings (loss) before cumulative effect of accounting change	$60,798	(144,631)	188,953	206,365	134,986
Per Common Share Data:
Earnings (loss) before cumulative effect of accounting change
Basic	$.35	(.82)	.97	1.04	.70
Diluted	$.35	(.82)	.93	1.00	.68
Cash dividends declared	$.12	.21	.24	.21	.21
Balance Sheet Data:
Total assets	$3,368,979	3,828,459	4,463,348	3,793,845	2,899,717
Long-term debt	$1,165,649	1,167,838	420,654	407,180	—
Ratio of Earnings to Fixed Charges(1)	1.76	(.67)	4.10	6.70	5.66
Weighted Average Number of Common Shares:
Basic	172,131	176,437	194,917	197,927	193,089
Diluted	173,018	176,437	202,103	205,420	206,353

(1)
For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest, amortization of debt expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes. Earnings for 2000 were insufficient to cover fixed charges by $225,986.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the audited consolidated financial statements of the Company included elsewhere in this document.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's expectations and beliefs. See "Business-Forward-Looking Information and Risk Factors" for a discussion of other uncertainties, risks and assumptions associated with these statements.

Summary

        A percentage analysis of results of operations follows:

	2001	2000	1999
Net revenues	100.0%	100.0%	100.0%
Cost of sales	42.8	44.2	40.1

Gross profit	57.2	55.8	59.9
Amortization	4.3	4.2	4.1
Royalties, research and development	11.7	16.8	16.8
Advertising	10.2	12.0	10.8
Selling, distribution and administration	23.6	22.7	19.0
Restructuring	—	1.7	1.5
Loss on sale of business units	—	1.2	—
Interest expense	3.6	3.0	1.6
Other (income) expense, net	.4	.2	(.4)

Earnings (loss) before income taxes and cumulative effect of accounting change	3.4	(6.0)	6.5
Income taxes	1.3	(2.2)	2.0

Net earnings (loss) before cumulative effect of accounting change	2.1	(3.8)	4.5
Cumulative effect of accounting change, net of tax	—	—	—

Net earnings (loss)	2.1%	(3.8)%	4.5%

(Thousands of Dollars Except Per Share Data)

Results of Operations

        Net earnings for the fiscal year ended December 30, 2001 were $59,732, or $.35 per diluted share. Net earnings (loss) for fiscal 2000 and 1999 were $(144,631) and $188,953, or $(.82) and $.93 per diluted share, respectively.

        Included in net earnings for 2001 is a $1,066 net of tax charge relating to the adoption of FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities." Costs incurred in the Company's International segment relating to the deteriorating Argentine business environment and the devaluation of the peso amounted to $11,290, net of tax, in 2001. Approximately half of this charge relates to the impact of the devaluation on US dollar denominated intercompany liabilities the Company held in Argentina. The Company is taking steps to settle these liabilities and does not currently anticipate a material amount of foreign currency loss arising from these liabilities in 2002. Included in the net loss for 2000 were pretax charges relating to the Company's consolidation program of $146,142. Actions for which the Company provided charges under this program in 2000 were completed in 2001, and the Company recorded a credit in 2001 of $1,795 relating to costs not expended. In 2000, the Company also recognized a $43,965 pretax loss in connection with the sale to Infogrames Entertainment S.A. (Infogrames) of certain business units comprising Hasbro Interactive and Games.com. The sale of these business units closed in January 2001. A dispute with respect to certain post-closing adjustments to the sales price was resolved with no material impact to the Company's results of operations. During fiscal 1999, net earnings included the impact of $141,575 of pretax consolidation program charges. A credit adjustment to these planned costs of $6,128 was recorded in 2000, as the 1999 consolidation plan came to completion.

        Consolidated net revenues for the year ended December 30, 2001 were $2,856,339 compared to $3,787,215 in 2000, a decrease of 25%. Most of the Company's revenues and operating earnings result from its three principal segments: U.S. Toys, Games and International.

  U.S. Toys

        Net revenues in the U.S. Toys segment increased by 6% in 2001 over 2000. The increase is due primarily to sales of product in connection with the Company's key license agreement with Disney, which were positively impacted by the November 2001 theatrical release of MONSTERS, INC., sales of preschool product tied to BOB THE BUILDER, product sales tied to the theatrical release of JURASSIC PARK III and increased product sales from certain of the Company's core brands, primarily GI JOE. The increased sales of these products offset the $71,000 decrease in U.S. Toys segment revenue from the sale of POKEMON related products. U.S. Toys' operating profit for the year ended December 30, 2001 of $86,339 compared with a prior year operating loss, excluding consolidation program charges, of $145,761. In addition to higher gross margin and lower royalty expense arising from the mix of products sold in 2001, more effective management resulting from the consolidation of the U.S. Toys segment into essentially one location at the end of 2000 as part of the consolidation program, as well as the Company's focus on cost reduction resulted in lower product development, advertising and promotion, marketing and sales and administration costs in 2001.

  Games

        Games segment revenues declined to $1,108,232 from 2000 levels of $1,843,104. Included in the 2000 results of the Games segment were revenues and operating losses derived from sales of interactive software games, and costs associated with development of an online interactive game initiative, Games.com. In December 2000, the Company announced the sale of the business units which made up Hasbro Interactive as well as Games.com to Infogrames. This sale closed in January 2001. Net revenues of the business units sold were $194,300 in 2000. Games segment revenues were also negatively impacted from 2000 levels by an approximate $469,000 decline in revenues from POKEMON products, primarily trading card games, and an additional approximate $54,000 decline in revenue from FURBY products. Revenues from certain core products, such as MAGIC: THE GATHERING and family and adult games, increased, as well as those derived from the combination of certain core brands and key licenses, such as Disney MONOPOLY. However, these increases were insufficient to offset the decreases noted above. With an overall 40% decrease in revenue, the Games segment had operating profit of $82,280 in 2001 compared to $162,648 in 2000. Operating profit of the Games segment in 2000 included operating losses of the business units sold to Infogrames of $(104,200).

  International

        International segment revenues decreased 23% in 2001 compared to 2000, including an approximate $288,000 decline in revenue from POKEMON and FURBY products. Changes in foreign currency exchange rates did not have a material effect on International segment revenues. Due primarily to this decline in revenue, International segment operating profit in 2001 of $32,224 declined 40% from the 2000 level of $53,782.

  Other segments

        Revenues from the Retail segment, which represents the retail operations of Wizards of the Coast, were $51,019 in 2001 compared with $57,328 in 2000. Operating loss of this segment of $(36,897) in 2001 includes a charge of approximately $16,000 associated with impairment of long-lived assets.

        The Company expects that revenues and related expenses of entertainment-based products are higher in the year of a theatrical release. STAR WARS: EPISODE II: ATTACK OF THE CLONES is scheduled for a worldwide theatrical release in May 2002. Disney is expected to release MONSTERS, INC. outside of North America during early 2002 and LILO AND STITCH, for which the Company also has rights to produce product, is expected in theaters in June 2002. This will be the first full year of the Company's relationship with Disney.

        Consolidated net revenues for 2000 were $3,787,215 compared to $4,232,263 for 1999. This 11% decrease in net revenues from 1999 levels includes an approximate $129,800 worldwide unfavorable impact of foreign currency translation rates. In 2001, the Company reclassified its segment results for 2000 and 1999 to reflect the realignment of certain operating divisions. Toy related product formerly included in the Company's Other segments is now included in the U.S. Toys segment, and manufacturing operations in the former Global Operations segment were realigned with the marketing segment to which they related. For the fiscal year ended December 31, 2000, net revenues decreased in two of the Company's three principal segments, U.S. Toys and International, and operating profit, excluding charges relating to the Company's consolidation programs, decreased in all segments. In U.S. Toys, the decline in revenues resulted predominately from a decline in sales of product related to STAR WARS: EPISODE 1: THE PHANTOM MENACE, POKEMON toys and TELETUBBIES preschool products, offset in part by the United States introduction of ACTION MAN. Coupled with the decline in revenues, lower gross profit margins on product sold in 2000, and early 2000 higher administrative overhead and expenditures for items such as advertising resulted in an operating loss. In the International segment, the decline in sales of STAR WARS product was largely offset by shipments of POKEMON toy and non-trading card game related products. The decline in revenues was due primarily to the unfavorable impact of foreign currency exchange rates. Higher product costs on items sold in 2000 contributed to the decline in operating profit for this segment. In the Company's Games segment, revenues increased over 1999 levels, while operating profits, before consolidation program charges and loss on sale of business units, decreased by 35%. The increased revenues are due in large part to the 2000 full year inclusion of trading card games from Wizards of the Coast, Inc. (Wizards), acquired in the fourth quarter of 1999, while decreased operating profits primarily resulted from a significant decline in sales of FURBY and related lost profit. Net revenues in 1999 of the business units sold to Infogrames were $237,200, while the related operating loss, excluding consolidation program charges, was $(89,032).

        The Company's gross profit margin increased in 2001 to 57.2% from 55.8% in 2000, which compares with 59.9% in 1999. The increase in margin primarily reflects product mix, and to a lesser degree, lower obsolescence costs incurred in 2001 versus 2000. The Company has actively managed inventory in 2001 to coincide with a lower planned level of business activity, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs. In 2000, margin increases expected over 1999 were not realized largely due to obsolescence cost incurred associated with overproduction of certain trading card games, primarily POKEMON related. The Company expects gross margin to increase in 2002 due to higher margins associated with sales of product relating to entertainment based properties.

        Amortization expense of $121,652 in 2001 includes goodwill amortization of $43,850 and amortization of product rights of $77,802. During 2000, the $157,763 of amortization expense recorded included impairment charges of $25,046 resulting from discontinued product line offerings arising from the Company's decision to focus on developing its core brands. This compares with $173,533 in 1999 which included, as part of the consolidation program, $38,449 in impairment charges arising from decisions to discontinue or significantly reduce product line offerings. At the beginning of fiscal 2002, the Company will adopt the provisions of FASB Statements 141 "Business Combinations," and 142 "Goodwill and Other Intangible Assets." Statement 141 specifies the criteria intangible assets acquired must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually.

        Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will also be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss arising from this assessment would be recognized as the cumulative effect of a change in accounting principle in this period. Statement 142 will require the Company to also perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. This assessment and analysis of its results is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements. While goodwill will no longer be amortized in 2002, the Company does expect that amortization expense related to product rights will increase in 2002. This is due to higher revenues expected in 2002 relating to STAR WARS EPISODE II: ATTACK OF THE CLONES related product and the resultant impact of higher amortization of product rights obtained in connection with this entertainment property.

        Expenditures for royalties, research and development decreased to $335,358 from $635,366 in 2000 and $711,790 in 1999. Included in these amounts are expenditures for research and development of $125,633 in 2001, $208,485 in 2000 and $254,599 in 1999. As percentages of net revenues, research and development was 4.4% in 2001, down from 5.5% in 2000 and 6.0% in 1999. In 1999, contractual development commitments recognized for product lines discontinued in connection with the 1999 consolidation program amounted to $10,992. Absent the impact of costs associated with the business units sold to Infogrames, research and development expense would have been 3.9% in 2000 and 4.1% in 1999. The decrease in dollars in 2001 reflects the Company's focus on reduced spending, and synergies achieved from centralizing the U.S. Toys segment development team into one location. The Company anticipates that research and development expense will increase in 2002 as it continues its focus on efforts to develop its core brand strategy, including development of product related to strategic licenses. Royalty expense decreased to $209,725, or 7.3% of net revenues in 2001 from $426,881 in 2000. Excluding charges of $42,270 in 2000 and $15,300 in 1999 relating to royalty commitments on discontinued product lines and product lines with significantly reduced expectations recognized in connection with the Company's consolidation programs, royalty expenditures were approximately 10.2% and 10.4% of net revenues in 2000 and 1999, respectively. Revenues derived from entertainment based properties, such as STAR WARS, and resultant royalties, while continuous over the life of a contract, are generally higher in amount in the year a theatrical release takes place. The degree to which revenues, royalties and operating profits fluctuate is dependent not only on theatrical release dates, but video release dates as well. The Company anticipates that royalty expense will increase in 2002 related to sales of product associated with STAR WARS: EPISODE II: ATTACK OF THE CLONES. Due to the royalties associated with this license, the Company expects that operating profits derived from sales of associated products will not increase commensurate with the revenues received from those sales.

        Advertising expense decreased to $290,829, or 10.2% of net revenues, compared to 12.0% and 10.8% of net revenues in 2000 and 1999, respectively. Included in 2000 expense is $3,155 related to contractual commitments on discontinued product lines arising from the Company's 2000 consolidation program. The decrease in 2001 results from lower expenditures coinciding with lower revenues, lower media costs and a more efficient use of advertising spending. While the Company does not expect 2002 advertising expense to increase significantly as a percentage of 2002 net revenues, it does anticipate that the dollars expended in 2002 will increase over 2001.

        Selling, distribution and administration costs decreased in dollars but increased as a percentage of lower net revenues in 2001 to $675,482, from $863,496 in 2000 and $799,919 in 1999. Of the $188,000 decrease in dollars from 2000, approximately $75,000 is attributable to the business units sold to Infogrames in January 2001. Reductions in marketing, sales and administration expenses related to expense reduction programs account for 82% of the remaining $113,000, with the remaining 18% arising from reduced distribution expenses which are largely volume related. The Company is continuing its focus on reducing expenses in this area in 2002, and does not anticipate an increase in dollars or percentage of revenue in 2002.

        In the fourth quarter of 2000, the Company implemented a plan to consolidate its U.S. Toys group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its focus on development of the Company's core brands. In 2000, the Company recorded a total of $152,270 in expense relating to this plan, $70,079 of restructuring expense and $82,191 of expense in other operating categories, including $6,625 to cost of sales, $25,046 in amortization, $42,270 in royalties, research and development, $3,155 in advertising and $5,095 in selling, distribution and administration expense. The significant components of the 2000 plan included the closing of offices in Cincinnati, Ohio, the Napa, California office and warehouse and a small office in San Francisco, California, thereby essentially consolidating the U.S. Toys group in Rhode Island. Additionally, the plan included the reduction of overhead, particularly in marketing and sales, product development and administration, including a curtailment of expansion of the retail business of Wizards, the further consolidation of certain international operating offices into regional centers and consolidation and streamlining of the Company's marketing activities. These actions were completed in 2001, and have resulted in a restructuring credit of $(1,795). The credit results primarily from adjustments due to lower than expected severance costs to complete the plan. The 2000 plan also included the refocus of the Company on developing and marketing its core brands and reducing its reliance on licenses. This focus resulted in product lines which were discontinued or for which the Company has significantly reduced expectations.

        The components of the plan included in the restructuring charge of $70,100 in the 2000 statement of operations were severance costs of $31,800, lease costs of $21,400 and fixed asset write-offs of $16,900. Fixed asset write-offs were recorded in 2000. Remaining balances accrued at December 30, 2001 include $2,700 of severance benefits remaining to be paid to terminated employees over their remaining entitlement period, and $10,300 of lease payments remaining on closed facilities. Details of activity in the restructuring plan for fiscal 2001 follow:

	Balance at December 31, 2000	Activity	Adjustment	Balance at December 30, 2001
Severance	$31,800	(27,305)	(1,795)	2,700
Lease costs	21,400	(11,100)	—	10,300

	$53,200	(38,405)	(1,795)	13,000

Employee redundancies by area:
Manufacturing activities	27	(27)	—	—
Research, product development, marketing, sales, and administration	322	(315)	(7)	—

	349	(342)	(7)	—

        Total charges under the 2000 plan represented cash charges of approximately $31,800 for severance benefits disbursed over the employee's entitlement period, $21,400 for lease costs to be expended over the contractual lease term of the closed facilities and approximately $31,100 of contractual commitments on exited product lines and certain other licensed product lines with reduced expectations due to the Company's enhanced focus on its core brands. The product lines exited were not, either individually or in the aggregate, material to the Company's revenues or operating results. Total non-cash charges were $62,900. Non-cash charges of $16,900 for fixed asset write-offs related primarily to Corporate and the U.S. Toys segment. The remaining approximately $46,000 relates to asset write-offs and a write-down of assets impaired due to the Company's enhanced focus on its core brands. This included impairment of intangible assets arising from the decision to discontinue product line offerings. Non-cash charges related to asset write-offs were credited to the respective line items on the balance sheet in 2000. While the Company realized benefits from the consolidation of operations and focus on core product lines throughout its income statement, it achieved pretax savings directly related to specific actions under the restructuring plan of $51,000 in 2001 and anticipates continued savings of approximately $53,000 in 2002.

        In December 1999, the Company announced a program to consolidate manufacturing and sourcing activities and product lines, as well as to streamline and further regionalize marketing, sales and research and development activities worldwide. Costs associated with the 1999 consolidation program, recorded in the fourth quarter of 1999, amounted to $141,575, of which $64,232 was recorded as a restructuring charge and $77,343 in various other operating expense categories. Adjustments to the restructuring plan of $(6,128) were recorded in 2000. The significant components of the plan included the closing of factories in Mexico and in the United Kingdom, reducing capacity at remaining factories, shifting production to third party manufacturers in the Far East and further consolidation and regionalization of the International marketing and sales structure. Actions under the plan commenced in December 1999 and were completed in fiscal 2000. There were no material changes to the plan, however, adjustments were recognized in 2000 reflecting the reversal of excess restructuring accruals due to lower than previously estimated costs to achieve the overall objectives of the plan, primarily in the consolidation and regionalization of the International marketing and sales structure. Approximately 2,200 employees were terminated as part of the 1999 plan. The plan included approximately $38,700 of cash charges for severance benefits expended over the employee's entitlement period, $14,300 of cash charges for lease costs to be expended over the contractual lease terms and non-cash charges of $11,200 for fixed asset write-offs, arising primarily in the manufacturing area. Non-cash charges relating to fixed asset write-offs were credited to the respective line items on the balance sheet. At December 30, 2001, the remaining liability of $3,000 relates to lease costs, which are being expended over the contractual lease term.

        The components of the consolidation program included in other operating expenses in 1999 represent costs associated with exiting certain product lines and reevaluating other product lines resulting in reduced expectations. The product lines being exited were not, either individually or in the aggregate, material to the Company's revenues or operating results. Approximately $12,000 represented cash charges which have been incurred on contractual royalty, product development and advertising commitments associated with the discontinued product lines. Non-cash charges of approximately $65,000 related to asset write-offs and write-downs of underutilized assets, including impairment of intangible assets arising from the decision to discontinue or significantly reduce product line offerings. The resulting sum of undiscounted future cash flows of these assets was not sufficient to cover the carrying amount of the assets, and as such, they were written down to their fair market value. Items relating to property rights and licenses, goodwill, inventory, prepaid and other current assets were credited to the respective asset in the balance sheet.

        As noted above, in December 2000, the Company entered into an agreement to sell certain business units comprising Hasbro Interactive, as well as its internet portal, Games.com, to Infogrames for Infogrames securities and cash. The sale of the business units closed in January 2001. Net assets of the business units sold were written down to estimated fair value as of December 31, 2000, resulting in the recognition of a pretax loss of $43,965. During 2001, the Company was engaged in arbitration proceedings with Infogrames regarding a dispute over the amount of post-closing adjustments to the sales proceeds in connection with this sale. The dispute was settled with no material adjustments to the Company's results of operations. Proceeds from the sale were $56,200, of which $1,000 was in cash, $1,000 was in redeemable preferred stock of Hasbro Interactive and the remainder was in common stock of Infogrames.

        Interest expense decreased to $103,688 in 2001 from $114,421 in 2000, which was up from the $69,340 incurred in 1999. The decrease in 2001 is primarily due to lower short-term debt in 2001 over 2000. The increase in 2000 over prior periods largely reflects the costs associated with funding the Company's 1998 and 1999 acquisitions and the Company's stock repurchase program. In November 2001, the Company issued $250,000 of 2.75% convertible senior debentures. Proceeds from this issuance were used to repurchase debt carrying higher interest rates. Due to this issuance and lower projected borrowing levels in 2002, the Company expects interest expense to decrease in 2002.

        Other expense of $11,443 in 2001 and $7,288 in 2000 compare to income of $15,616 in 1999. A lower level of interest income coupled with an increase in losses on foreign currency transactions, including the impact of the Argentine peso devaluation, account for the majority of increased 2001 net expense. Expense in 2000 relates primarily to the write down of investments held for sale which have experienced an other than temporary decline in value, coupled with a higher level of transactional losses resulting from an unfavorable movement in foreign currency.

        Income tax expense was 36.8% of pretax earnings in 2001. Income tax benefit on the 2000 pretax loss was 36.0%, compared with income tax expense of 31.0% in 1999. The higher 2001 and 2000 rates reflect the tax expense of operating profits in jurisdictions with higher statutory tax rates and operating losses in jurisdictions where benefits are not currently realizable.

        During 2001, the Company adopted the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which required that the Company record all derivatives, such as foreign exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive earnings (AOCE) until the hedged transactions occur and are then recognized in the consolidated statements of operations. As a result of adopting Statement 133 and in accordance with the transition provisions, the Company recorded a one-time after tax charge of $1,066 or $(.01) per share during 2001 representing the cumulative effect of the adoption in its consolidated statements of operations and an after tax unrealized loss of $753 to AOCE, which the Company has reclassified to earnings through cost of sales in 2001.

Liquidity and Capital Resources

        Hasbro has historically generated a significant amount of cash from normal operations. Seasonal financing requirements have been met with the use of short-term borrowings, which in 2001 included borrowings under a secured committed line of credit, and in prior years, issuance of commercial paper as well as borrowings under the Company's lines of credit. Long-term debt has increased from nil in 1997, to $1,165,649, excluding current installments, at December 30, 2001. This long-term debt has been used primarily to fund the Company's 1998 and 1999 business acquisitions, as well as the repurchase of the Company's common stock in the open market. During 2001, the Company made no acquisitions of businesses or repurchases of its common stock.

        At December 30, 2001, cash and cash equivalents, net of short-term borrowings, were $199,071. This compares with cash and cash equivalents, net of short-term borrowings of $(99,177) and $(430,368) at December 31, 2000 and December 26, 1999, respectively. Hasbro generated approximately $372,000, $163,000 and $392,000 of net cash from its operating activities in 2001, 2000 and 1999, respectively. The increase in 2001 from 2000 results primarily from the Company's aggressive management of its cash flow requirements. While both fourth quarter and full year 2001 revenues were down from 2000 levels, fourth quarter days sales outstanding improved to 52 days from 53 days in 2000. Accounts receivable at year-end is primarily composed of fourth quarter revenues. Planned lower levels of business activity combined with improved inventory management resulted in inventory levels $118,000, or 35% lower at December 2001 than December 2000. Improved inventory management, a focus on reducing discretionary expenditures in areas such as advertising and cost savings achieved as part of the Company's consolidation programs resulted in lower levels of cash expended, and are reflected in lower prepaid assets, accounts payable and accrued liabilities at the end of 2001 compared with 2000. Also included in prepaid and other current assets at the end of 2000 were assets held for sale in connection with the January 2001 sale of Hasbro Interactive and Games.com to Infogrames discussed above. In comparing 2000 with 1999, the 58% decrease in cash provided by operating activities is due primarily to the approximate $145,000 net loss incurred in 2000. Coupled with cash utilized to reduce accounts payable and accrued liabilities, the decrease was partially offset by a decrease in accounts receivable. The decrease in accounts receivable results from a 27% decrease in revenues for the fourth quarter of 2000 versus the comparable period in 1999 and a greater proportion of cash collected on sales during the year. Inventory levels at the end of 2000 decreased from 1999 as a result of both lower production in anticipation of reduced shipments in the first quarter of 2001 and the write-down of excess inventory, particularly trading card games, in the fourth quarter of 2000. As noted above, prepaid expenses and other current assets at the end of 2000 also included assets held for sale in regards to the Company's sale of Hasbro Interactive and Games.com to Infogrames.

        Cash flows from investing activities were a net utilization of $57,779, $180,710 and $429,092 in 2001, 2000 and 1999, respectively. During 2001, the Company expended approximately $50,000 on additions to its property, plant and equipment while during 2000 and 1999 it expended approximately $125,000 and $107,000, respectively. Of these amounts, 75% in 2001, 33% in 2000 and 53% in 1999 were for purchases of tools, dies and molds related to the Company's products. Under the terms of the Company's credit facility, the Company is restricted in the amount it can expend on additions to property, plant and equipment. The Company reduced its level of spending in 2001 below the level it was restricted to in 2001 under its then outstanding credit facilities, as part of its cash management process. During the three years ended December 30, 2001, depreciation and amortization of plant and equipment was $104,247, $106,458 and $103,791, respectively.

        The Company made no acquisitions of businesses in 2001. During 2000, the Company made several small acquisitions for approximately $58,000 in total, net of cash acquired, none of which were considered individually significant. Additionally, 2000 investing activities included post closing adjustments and contingent payments in relation to the September 1999 acquisition of Wizards. On September 30, 1999, the Company acquired the outstanding shares of Wizards, for an initial purchase price of $325,000, subject to additional payments based upon the closing balance sheet and future payments contingent upon achieving certain operating objectives. The Company also made other smaller acquisitions and investments in 1999, none of which was significant. Other investing activities in 2000 largely reflects a reduction in intangible and other long-term assets of Hasbro Interactive and Games.com, which were sold to Infogrames. Under the terms of the Company's credit facility, the Company is restricted in the amount it can expend on future acquisitions.

        The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenses paid and revenues collected makes it necessary for the Company to borrow varying amounts during the year. During 2001, the Company utilized cash from operations and borrowing under its secured amended and restated revolving credit and line of credit agreements to meet its cash flow requirements. At December 30, 2001, the Company had a committed secured revolving credit agreement of $325,000, maturing in February 2003. The secured committed line of credit of an additional $325,000, available to the Company during most of the year, was no longer required by the Company and was canceled in December 2001. The Company was in compliance with all restrictive covenants throughout the fiscal year ended December 30, 2001. In order to extend the term of the existing agreement, provide additional amounts for working capital needs and remove certain restrictions regarding the retirement of long-term debt, the Company entered into an amended and restated revolving credit facility with its existing bank group dated March 19, 2002. This amended and restated facility increased the amount available to the Company for borrowing to $380,000, and has a final maturity date of March 2005. The facility continues to be secured by substantially all domestic accounts receivable and inventory, as well as certain intangible assets of the Company. The Company is not required to maintain compensating balances under the agreement. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company had no borrowings outstanding under its committed facility at March 3, 2002. Amounts available and unused under uncommitted lines at March 3, 2002 were $43,400. During 2000, the Company borrowed through the issuance of commercial paper and against short-term lines of credit to fund its seasonal working capital requirements in excess of funds available from operations and the issuance of long-term debt.

        The Company funds its operations and liquidity needs primarily through cash flow from operations, as well as utilizing borrowings under the Company's secured and unsecured credit facilities when needed. During 2002, the Company expects to continue to fund its working capital needs through operations and its revolving credit facility and believes that the funds available to it are adequate to meet its needs. The Company expects to be in compliance with its covenants in 2002. However, unforeseen circumstances, such as severe softness in or a collapse of the retail environment may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants. This may cause the Company to be unable to utilize borrowings under its revolving credit facility.

        In November and December of 2001, the Company issued $250,000 of senior convertible debentures due 2021. The proceeds from the sales along with cash on hand were used to repurchase $250,000 in original principal amount of existing long-term debt, specifically $225,000 of the 7.95% notes due 2003, $4,000 of the 6.15% notes due 2008, and $21,000 of the 6.60% notes due 2028. Cash on hand was used to repurchase an additional $127 of the notes due in 2003. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment, with the rate not to exceed 11%, commencing in December 2005 depending on the price of the Company's stock. This contingent interest feature represents a derivative instrument which is recorded on the balance sheet at its fair value, and changes in fair value will be recognized in the statement of operations. If the closing price of the Company's stock exceeds certain levels for a specified period of time, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60. The holders of these debentures may put the notes back to Hasbro in December 2005, December 2011 and December 2016 at the original principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two. The Company's current intent is to settle in cash any puts exercised.

        At December 30, 2001, the Company has remaining $324,873 of outstanding 7.95% Notes due in March 2003. It is the Company's current intent that cash flow from operations will be used to settle this obligation.

        During 2000, net financing activities utilized approximately $128,000 of funds of the Company, primarily as a result of the completion on March 27 of a "Modified Dutch Auction" tender offer, pursuant to which the Company accepted for payment approximately 18,086 shares of common stock, representing approximately 9.5% of outstanding shares, at a purchase price of $17.25 per share. The aggregate purchase, including fees and expenses associated with the tender offer, was approximately $313,000. Offsetting this utilization was net borrowing activities in 2000 which included the issuance of $550,000 of 7.95% notes due March 15, 2003 and $200,000 of 8.50% notes due March 15, 2006. During 1999, net financing activities provided approximately $146,000 of funds to the Company, primarily through the use of short-term borrowings.

        On December 6, 1999, the Board authorized a common stock repurchase program up to $500,000. A portion of this authorization was used in 2000 in connection with the repurchase of shares through the Modified Dutch Auction discussed above. At December 30, 2001 and December 31, 2000, $204,500 remains available under the 1999 authorization. Shares acquired under the Board authorization are being used for corporate purposes including issuance upon the exercise of stock options and warrants. Under terms of the Company's revolving credit agreement, the Company is limited in its repurchase of its shares in the future to $5,000 per year. During 1999, the Company also invested approximately $240,000 to repurchase its common stock in the open market.

        Under the Company's bank credit agreement, dividend payments are restricted to the greater of $.03 per share quarterly or 25% of prior fiscal year consolidated net income.

Critical Accounting Policies and Significant Estimates

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, inventory valuation, recoverability of goodwill and intangible assets, and recoverability of royalty advances and commitments.

        Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. The Company routinely commits to promotional allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of Company products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

        Inventory is valued at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the Company underproducing popular items or overproducing less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded when deemed necessary.

        Goodwill and other intangible assets are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of goodwill and intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated discounted cash flows. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

        The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties.

Contractual Obligations and Commercial Commitments

        In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, and the leasing of facilities and equipment. In addition, the Company has $1,167,953 of long-term debt, including current installments, outstanding at December 30, 2001. Future payments required under these long-term obligations are as follows:

Payments due by Fiscal Year

Certain Contractual Obligations	2002	2003	2004	2005	2006	Thereafter	Total
Long-term debt, including current Installments	$2,304	325,792	957	100,997	201,038	536,865	1,167,953
Operating lease commitments	35,218	29,508	24,621	19,804	13,576	51,588	174,315
Future minimum guaranteed contractual royalty payments	203,000	91,000	69,000	123,000	8,000	—	494,000

	$240,522	446,300	94,578	243,801	222,614	588,453	1,836,268

        Certain of the future minimum guaranteed contractual royalty payments are contingent upon theatrical release of the related entertainment property.

        In additional to the contractual obligations noted above, the Company has letters of credit of approximately $23,000 and inventory purchase commitments of approximately $46,000 outstanding at December 30, 2001.

Financial Risk Management

        The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as a result of sourcing products in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than thirty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Canadian dollar and Mexican peso and, to a lesser extent, other currencies, including those in Latin American countries.

        To manage this exposure, the Company has hedged a portion of its estimated upcoming fiscal year foreign currency transactions using forward foreign exchange contracts. From time to time, the Company may also hedge foreign currency exposure using purchased foreign currency options. The Company estimates that a hypothetical immediate 10% unfavorable movement in the currencies involved could result in an approximate $17.7 million decrease in the fair value of these instruments. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. The Company does not speculate in, and, other than set forth above, the Company does not hedge foreign currencies. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.

        At December 30, 2001, the Company had fixed rate long-term debt of $1,165,649. Interest rate changes affect the fair value of this fixed rate debt but do not impact earnings or cash flows. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this debt by approximately $65,500 or $75,200, respectively.

The Economy and Inflation

        The Company continued to experience difficult economic environments in some parts of the world during 2001. The principal market for the Company's products is the retail sector. Revenues from the Company's top 5 customers, all retailers, accounted for approximately 48% and 41% of its consolidated net revenues in 2001 and 2000, respectively. In the past year certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate. On January 22, 2002, Kmart, one of the Company's top 5 customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the bankruptcy filing, the Company did not have material outstanding net accounts receivable due from Kmart. However, during the 90-day period immediately preceding Kmart's filing, the Company received approximately $98,000 in total payments from Kmart. Based on an assessment of a number of factors, including the estimation of the likelihood of any preference claim being asserted against the Company as one of Kmart's significant suppliers and the Company's legal defenses, the Company does not believe that this matter will have a material negative impact on its financial position or results of operation.

        The Company's revenue pattern continues to show the second half of the year more significant to its overall business. The trend of retailers over the past few years has been to make a higher percentage of their purchases within or close to the fourth quarter holiday consumer selling season, which includes Christmas. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company's revenues. In addition, the bankruptcy or other lack of success of one of the Company's significant retailers could negatively impact the Company's future revenues.

        The effect of inflation on the Company's operations during 2001 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

Other Information

        In May of 2001, the Office of Fair Trading in the United Kingdom (the "OFT") advised the Company's U.K. subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."), of an inquiry into allegedly anti-competitive pricing practices by Hasbro U.K. with respect to certain wholesale distributors in the U.K. The business covered by this inquiry represented less than 3% of Hasbro U.K.'s total revenue for the relevant time period. In August of 2001, the Company received a further inquiry from the OFT seeking, among other things, information relating to Hasbro U.K.'s trading arrangements with its direct retail accounts, which represent the bulk of its business in the United Kingdom. The Company is cooperating fully with the OFT in its inquiries. If a fine is imposed pursuant to the OFT inquiry, the Company currently estimates that the amount of the fine could range from approximately $236 to approximately $38,300. Because of a number of factors, including the relatively early stage of this inquiry, the lack of precedent under the applicable U.K. statute, and the significant appeal rights available to the Company in the event of an adverse determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. Therefore, as required by applicable accounting standards, the Company accrued a charge to earnings equal to the low end of the range set forth above. As a result, any fine that is imposed in excess of this accrued amount would have an adverse effect on the Company's results of operations in the quarter in which such additional liability is fixed or resolved. While the Company believes that some fine will be imposed, it is the Company's position that the amount of any fine should be at or near the low end of the range set forth above, and it will be vigorously pursuing this position in its discussions with the OFT.

        The Company is not aware of any material amounts of potential exposure relating to environmental matters and does not believe its environmental compliance costs or liabilities to be material to its operating results or financial position.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the consolidated results of operations or statement of financial position.

        In August 2001, the FASB issued Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which establishes a single accounting model for long-lived assets to be disposed of by sale as well as revising certain criteria specified in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), for the recognition and measurement of impairment losses related to long-lived assets. SFAS 144 superseded SFAS 121 and is effective in fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 at the beginning of fiscal 2002 and does not expect that the adoption will result in a material impact to its consolidated results of operations and financial position.

        In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" (Issue No. 01-9). Issue No. 01-9 addresses vendor recognition, reporting characterization, timing of recognition and classification in the statement of operations of certain consideration given to a customer in connection with the sale of the vendor's products. One of the provisions of Issue No. 01-9 was effective in 2001 and had no impact on net earnings or classification of revenue and expense in the Company's statement of operations. The remaining provisions of Issue No. 01-9 will be adopted by the Company at the beginning of fiscal 2002 and are not expected to materially impact revenue and expense classifications in the statement of operations or reported net earnings.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in Item 7 of Part II of this Report and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Hasbro, Inc.:

        We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Providence, Rhode Island
February 6, 2002

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 30, 2001 and December 31, 2000

(Thousands of Dollars Except Share Data)

	2001	2000
Assets
Current assets
Cash and cash equivalents	$233,095	127,115
Accounts receivable, less allowance for doubtful accounts of $49,300 in 2001 and $55,000 in 2000	572,499	685,975
Inventories	217,479	335,493
Prepaid expenses and other current assets	345,545	431,630

Total current assets	1,368,618	1,580,213
Property, plant and equipment, net	235,360	296,729

Other assets
Goodwill, less accumulated amortization of $269,496 in 2001 and $225,770 in 2000	761,575	803,189
Other intangibles, less accumulated amortization of $398,183 in 2001 and $347,149 in 2000	805,027	902,893
Other	198,399	245,435

Total other assets	1,765,001	1,951,517

Total assets	$3,368,979	3,828,459

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$34,024	226,292
Current installments of long-term debt	2,304	1,793
Accounts payable	123,109	191,749
Accrued liabilities	599,154	819,978

Total current liabilities	758,591	1,239,812
Long-term debt	1,165,649	1,167,838
Deferred liabilities	91,875	93,403

Total liabilities	2,016,115	2,501,053

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2001 and 2000	104,847	104,847
Additional paid-in capital	457,544	464,084
Deferred compensation	(2,996)	(6,889)
Retained earnings	1,622,402	1,583,394
Accumulated other comprehensive earnings	(68,398)	(44,718)
Treasury stock, at cost, 36,736,156 shares in 2001 and 37,253,164 shares in 2000	(760,535)	(773,312)

Total shareholders' equity	1,352,864	1,327,406

Total liabilities and shareholders' equity	$3,368,979	3,828,459

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2001	2000	1999
Net revenues	$2,856,339	3,787,215	4,232,263
Cost of sales	1,223,483	1,673,973	1,698,242

Gross profit	1,632,856	2,113,242	2,534,021

Expenses
Amortization	121,652	157,763	173,533
Royalties, research and development	335,358	635,366	711,790
Advertising	290,829	452,978	456,978
Selling, distribution and administration	675,482	863,496	799,919
Restructuring	(1,795)	63,951	64,232
Loss on sale of business units	—	43,965	—

Total expenses	1,421,526	2,217,519	2,206,452

Operating profit (loss)	211,330	(104,277)	327,569

Nonoperating (income) expense
Interest expense	103,688	114,421	69,340
Other (income) expense, net	11,443	7,288	(15,616)

Total nonoperating expense	115,131	121,709	53,724

Earnings (loss) before income taxes and cumulative effect of accounting change	96,199	(225,986)	273,845
Income taxes	35,401	(81,355)	84,892

Net earnings (loss) before cumulative effect of accounting change	60,798	(144,631)	188,953
Cumulative effect of accounting change, net of tax	(1,066)	—	—

Net earnings (loss)	$59,732	(144,631)	188,953

Per common share
Net earnings (loss) before cumulative effect of accounting change
Basic	$.35	(.82)	.97

Diluted	$.35	(.82)	.93

Net earnings (loss)
Basic	$.35	(.82)	.97

Diluted	$.35	(.82)	.93

Cash dividends declared	$.12	.21	.24

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2001	2000	1999
Cash flows from operating activities
Net earnings (loss)	$59,732	(144,631)	188,953
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	104,247	106,458	103,791
Other amortization	121,652	157,763	173,533
Deferred income taxes	38,697	(67,690)	(38,675)
Compensation earned under restricted stock programs	2,532	2,754	—
Loss on sale of business units	—	43,965	—
Change in operating assets and liabilities (other than cash and cash equivalents):
Decrease (increase) in accounts receivable	99,474	395,682	(11,248)
Decrease (increase) in inventories	109,002	69,657	(44,212)
Decrease (increase) in prepaid expenses and other current assets	45,936	(84,006)	(26,527)
(Decrease) increase in accounts payable and accrued liabilities	(194,525)	(292,313)	193,626
Other, including long-term advances	(14,272)	(25,083)	(147,729)

Net cash provided by operating activities	372,475	162,556	391,512

Cash flows from investing activities
Additions to property, plant and equipment	(50,045)	(125,055)	(107,468)
Investments and acquisitions, net of cash acquired	—	(138,518)	(352,417)
Other	(7,734)	82,863	30,793

Net cash utilized by investing activities	(57,779)	(180,710)	(429,092)

Cash flows from financing activities
Proceeds from borrowings with original maturities of more than three months	250,000	912,979	460,333
Repayments of borrowings with original maturities of more than three months	(250,127)	(291,779)	(308,128)
Net (repayments) proceeds of other short-term borrowings	(190,216)	(341,522)	226,103
Purchase of common stock	—	(367,548)	(237,532)
Stock option and warrant transactions	8,391	2,523	50,358
Dividends paid	(20,709)	(42,494)	(45,526)

Net cash (utilized) provided by financing activities	(202,661)	(127,841)	145,608

Effect of exchange rate changes on cash	(6,055)	(7,049)	(5,617)

Increase (decrease) in cash and cash equivalents	105,980	(153,044)	102,411
Cash and cash equivalents at beginning of year	127,115	280,159	177,748

Cash and cash equivalents at end of year	$233,095	127,115	280,159

Supplemental information
Interest paid	$103,437	91,180	64,861

Income taxes paid (received)	$(34,813)	95,975	108,342

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total Shareholders' Equity
Balance, December 27, 1998	$104,849	521,316	—	1,621,799	(9,625)	(293,544)	1,944,795
Net earnings	—	—	—	188,953	—	—	188,953
Other comprehensive earnings	—	—	—	—	(23,357)	—	(23,357)

Comprehensive earnings							165,596
Purchase of treasury stock	—	—	—	—	—	(237,532)	(237,532)
Stock option and warrant transactions	—	(52,892)	—	—	—	105,747	52,855
Dividends declared	—	—	—	(46,642)	—	—	(46,642)
Other	(2)	(95)	—	—	—	—	(97)

Balance, December 26, 1999	104,847	468,329	—	1,764,110	(32,982)	(425,329)	1,878,975
Net loss	—	—	—	(144,631)	—	—	(144,631)
Other comprehensive earnings	—	—	—	—	(11,736)	—	(11,736)

Comprehensive earnings							(156,367)
Purchase of treasury stock	—	—	—	—	—	(367,548)	(367,548)
Stock option and warrant transactions	—	(1,708)	—	—	—	7,406	5,698
Restricted stock activity	—	(2,537)	(6,889)	—	—	12,159	2,733
Dividends declared	—	—	—	(36,085)	—	—	(36,085)

Balance, December 31, 2000	104,847	464,084	(6,889)	1,583,394	(44,718)	(773,312)	1,327,406
Net earnings	—	—	—	59,732	—	—	59,732
Other comprehensive earnings	—	—	—	—	(23,680)	—	(23,680)

Comprehensive earnings							36,052
Stock Option and warrant transactions	—	(6,004)	—	—	—	13,739	7,735
Restricted stock activity	—	(536)	3,893	—	—	(962)	2,395
Dividends declared	—	—	—	(20,724)	—	—	(20,724)

Balance, December 30, 2001	$104,847	457,544	(2,996)	1,622,402	(68,398)	(760,535)	1,352,864

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(1) Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Hasbro, Inc. and all significant majority-owned subsidiaries (Hasbro or the Company). Investments in affiliates representing 20% to 50% ownership interest are accounted for using the equity method. The Company had no equity investments at December 30, 2001 that were material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

  Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

  Fiscal Year

        Hasbro's fiscal year ends on the last Sunday in December. The fiscal years ended December 30, 2001 and December 26, 1999 were fifty-two week periods while the fiscal year ended December 31, 2000 was a fifty-three week period.

  Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

  Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market.

  Long-Lived Assets

        The Company reviews long-lived assets (property, plant and equipment, goodwill and other intangibles) for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceed their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are carried at the lower of the carrying amount or their fair value less disposal costs.

    Goodwill and Other Intangibles

        Approximately 44% of Hasbro's goodwill results from the 1984 acquisition of Milton Bradley Company (Milton Bradley), including its Playskool and international units, and the 1991 acquisition of Tonka Corporation (Tonka), including its Kenner, Parker Brothers and international units. Approximately 23% results from the Company's 1998 acquisitions of Tiger Electronics, Inc. and Galoob Toys, Inc. An additional approximate 20% results from the Company's 1999 acquisition of

Wizards of the Coast, Inc. Goodwill is being amortized on the straight-line basis over lives ranging from ten to forty years.

        Substantially all of the other intangibles consist of the cost of acquired product rights. In establishing the value of such rights, the Company considers, but does not individually value, existing trademarks, copyrights, patents, license agreements and other product-related rights. Approximately 59% of these other intangibles relate to rights acquired in the acquisitions noted above. These rights, which were valued at their acquisition date based on the anticipated future cash flows from the underlying product lines, are being amortized over three to twenty-five years using the straight-line method. An additional approximate 12% of these other intangibles relate to rights acquired from a major motion picture studio and are being amortized over the contract life, in proportion to projected sales of the licensed products during the same period.

    Depreciation and Amortization

        Depreciation and amortization are computed using accelerated and straight-line methods to amortize the cost of property, plant and equipment over their estimated useful lives. The principal lives, in years, used in determining depreciation rates of various assets are: land improvements 15 to 19, buildings and improvements 15 to 25 and machinery and equipment 3 to 12.

        Tools, dies and molds are amortized over a three year period or their useful lives, whichever is less, using an accelerated method.

  Revenue Recognition

        Revenue from product sales is recognized upon the passing of title to the customer, generally at the time of shipment. Provisions for discounts, rebates and returns are made when the related revenues are recognized.

  Royalties

        The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. These agreements may call for payment in advance or future payment for minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense as revenue from the related products is recognized. If all or a portion of the minimum guarantee amounts appear not to be recoverable through future use of the rights obtained under license, the nonrecoverable portion is charged to expense. Royalty expense was $209,725 in 2001, $426,881 in 2000 and $457,191 in 1999.

  Research and Development

        Research and product development costs for 2001, 2000 and 1999 were $125,633, $208,485 and $254,599, respectively.

  Advertising

        Production costs of commercials and programming are charged to operations in the fiscal year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred.

  Shipping and Handling

        Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2001, 2000, and 1999, these costs were $141,885, $177,200 and $169,068, respectively, and are included in selling, distribution and administration expenses.

  Income Taxes

        Hasbro uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes have not been provided on undistributed earnings of international subsidiaries as substantially all of such earnings are indefinitely reinvested by the Company.

  Comprehensive Earnings

        Comprehensive earnings are comprised primarily of net earnings (loss), changes in value of the Company's available-for-sale investments, gains and losses on the translation of foreign currency financial statements and the impact of deferred gains or losses on changes in the fair value of derivative foreign currency contracts hedging future cash flows. Other comprehensive earnings (loss) during 2001 were $(23,680); $(13,014) related to the change in value of available for sale securities, $(12,646) related to the translation of foreign currency financial statements, and $1,980 to the impact of derivative foreign currency contracts. In 2000 and 1999, the principal component of other comprehensive earnings was earnings related to the translation of foreign currency financial statements. The related tax benefit of other comprehensive earnings items was $7,031, $(720) and $3,187 for the years 2001, 2000 and 1999, respectively. Reclassification adjustments in 2000, net of related income taxes of $2,695, were $4,398. There were no material reclassification adjustments in 2001 and 1999.

  Foreign Currency Translation

        Foreign currency assets and liabilities are translated into dollars at current period-end rates, and revenues, costs and expenses are translated at weighted average rates during each reporting period. Current earnings include gains or losses resulting from foreign currency transactions as well as translation gains and losses resulting from the use of the U.S. dollar as the functional currency in highly inflationary economies. Other gains and losses resulting from translation of financial statements are a component of other comprehensive earnings.

  Pension Plans, Postretirement and Postemployment Benefits

        Hasbro, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits. The Company's policy is to fund amounts which are required by applicable regulations and which are tax deductible. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense.

        Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. It also has several plans covering certain groups of employees which may provide benefits to such employees following their period of employment but prior to their retirement.

  Risk Management Contracts

        Hasbro does not enter into derivative financial instruments for speculative purposes. The Company enters into foreign currency forward and option contracts to mitigate its exposure to foreign currency exchange rate fluctuations. This exposure relates to future purchases of inventory not denominated in the functional currency of the unit purchasing the inventory as well as other cross-border currency requirements. All derivative contracts, such as foreign exchange contracts, are recorded at their fair value as an asset or liability. Gains and losses on forward and option contracts meeting hedge accounting requirements are deferred and recognized when the hedged transactions occur. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the statements of operations.

  Earnings Per Common Share

        Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities. Dilutive securities include shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. Contingency features related to issuance of shares under convertible debt, which was issued in 2001, were not met and therefore related potentially dilutive securities were not included in the computation of diluted earnings per share. As a result of the Company's net loss during 2000, the basic and diluted shares are the same because increasing diluted shares by 526 related to stock options and warrants would have an antidilutive effect.

        A reconciliation of earnings per share for the three fiscal years ended December 30, 2001 is as follows:

	2001		2000		1999
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss) before cumulative effect of accounting change	$60,798	60,798	(144,631)	(144,631)	188,953	188,953

Average shares outstanding	172,131	172,131	176,437	176,437	194,917	194,917
Options and warrants	—	887	—	—	—	7,186

Equivalent shares	172,131	173,018	176,437	176,437	194,917	202,103

Earnings (loss) per share before cumulative effect of accounting change	$.35	.35	(.82)	(.82)	.97	.93

(2) Acquisitions and Disposals

        In December 2000, the Company entered into an agreement to sell certain business units comprising Hasbro Interactive, as well as its internet portal, Games.com, to Infogrames Entertainment SA (Infogrames). The sale of the business units closed in January 2001. Net assets of the business units sold were written down to estimated fair value as of December 31, 2000, resulting in the recognition of a pretax loss of $43,965. The sale was subject to certain post-closing adjustments which were settled with no material impact to results of operations. Proceeds from the sale were $56,200, of which $1,000 was in cash, $1,000 was in redeemable preferred stock of Hasbro Interactive and the remainder was in common stock of Infogrames. The net assets of the business units held for sale were presented in the balance sheet at December 31, 2000 as a component of prepaid expenses and other current assets. In the two fiscal years ended December 31, 2000, net revenues of the business units sold were $194,300 and $237,200, respectively. Operating losses of the business units sold, including consolidation program charges, were $(104,200) in 2000 and $(124,300) in 1999.

        On September 30, 1999, Hasbro acquired Wizards of the Coast, Inc. (Wizards) for an initial purchase price of $325,000 subject to additional payments based upon the closing balance sheet and future payments contingent upon achieving certain operating objectives. The total acquisition cost through December 31, 2000 amounts to $492,574, which includes amounts related to both closing balance sheet adjustments and to contingent payments with respect to 2000 operations. These operating objectives were not met in 2001. The Wizards acquisition was accounted for using the purchase method. The Company also made several smaller acquisitions in 2000 for approximately $58,000 in total, net of cash acquired, none of which were considered individually material.

        On a pro forma basis, reflecting the acquisition of Wizards as if it had taken place at the beginning of fiscal 1999 and after giving effect to adjustments recording the acquisition, unaudited net revenues, net earnings and basic and diluted earnings per share for the year ended December 26, 1999 would have been $4,630,368, $270,386, $1.39 and $1.34, respectively. These pro forma results are not indicative of either future performance or actual results which would have occurred had the acquisition taken place at the beginning of that respective period.

(3) Inventories

	2001	2000
Finished products	$180,286	285,884
Work in process	19,639	19,071
Raw materials	17,554	30,538

	$217,479	335,493

(4) Property, Plant and Equipment

	2001	2000
Land and improvements	$13,089	12,146
Buildings and improvements	195,152	206,518
Machinery and equipment	302,529	297,410

	510,770	516,074
Less accumulated depreciation	304,478	253,533

	206,292	262,541
Tools, dies and molds, net of amortization	29,068	34,188

	$235,360	296,729

        Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations.

(5) Short-Term Borrowings

        At December 30, 2001, Hasbro had available a secured committed and unsecured uncommitted lines of credit from various banks approximating $325,000 and $48,300, respectively. A significant portion of the short-term borrowings outstanding at the end of 2001 and 2000 represent borrowings made under, or supported by, these lines of credit and the weighted average interest rates of the outstanding borrowings were 6.8% and 10.0%, respectively. During 2001, Hasbro's working capital needs were fulfilled by borrowing under these lines of credit, which were on terms and at interest rates generally extended to companies of comparable creditworthiness. Substantially all domestic accounts receivable and inventory, as well as certain investments and intangible assets of the Company secured the committed line at December 30, 2001. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including those with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all covenants as of and for the year ended December 30, 2001.

        On March 19, 2002, the Company entered into an amended and restated revolving credit facility. This committed, secured revolving credit facility of $380,000 matures in March 2005. The Company is not required to maintain compensating balances, however, it is required to pay a fee of 35/100 of a percent per annum of the unused amount of the facility available for borrowing, which may be adjusted downward under certain conditions. In addition, the agreement retains the security features of and restrictive covenants comparable to the secured committed line in place at December 30, 2001. The facility carries interest at a rate of Libor plus 1.75%, which is adjusted down by .25% as long as the facility is secured. The rate may be further adjusted downward based on the Company's senior unsecured long-term credit rating.

(6) Accrued Liabilities

	2001	2000
Royalties	$125,165	149,020
Advertising	75,551	86,480
Payroll and management incentives	53,895	71,840
Other	344,543	512,638

	$599,154	819,978

(7) Long-Term Debt

        In November and December of 2001, the Company sold $250 million of Senior Convertible Debentures due 2021. The proceeds of these sales were used to repurchase existing long-term debt, specifically portions of the 7.95% notes due 2003, the 6.15% notes due 2008, and the 6.60% notes due 2028. These debentures bear interest at 2.75%, which could be subject to an upward adjustment commencing in December 2005 depending on the price of the Company's stock. If the closing price of the Company's stock exceeds certain levels for a specified period of time, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60. The holders of these debentures may put the notes back to Hasbro in December 2005, December 2011 and December 2016. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the discretion of the Company. The Company's current intent is to settle in cash any puts exercised. Components of long-term debt are as follows:

	2001	2000
7.95% Notes Due 2003	$324,873	550,000
5.60% Notes Due 2005	100,000	100,000
8.50% Notes Due 2006	200,000	200,000
6.15% Notes Due 2008	146,000	150,000
2.75% Notes Due 2021	250,000	—
6.60% Debentures Due 2028	129,000	150,000
Other	15,776	17,838

	$1,165,649	1,167,838

        The schedule of maturities of long-term debt for the next five years and thereafter is as follows:

Current installments of long-term debt, due 2002	$2,304
2003	325,792
2004	957
2005	100,997
2006	201,038
Thereafter	536,865

$1,167,953

(8) Income Taxes

        Income taxes attributable to earnings (loss) before income taxes and cumulative effect of accounting change are:

	2001	2000	1999
Current
United States	$(19,157)	(41,343)	77,512
State and local	(120)	(443)	5,566
International	15,981	28,121	40,489

	(3,296)	(13,665)	123,567

Deferred
United States	34,083	(59,775)	(40,131)
State and local	2,921	(5,124)	(3,440)
International	1,693	(2,791)	4,896

	38,697	(67,690)	(38,675)

	$35,401	(81,355)	84,892

        Certain tax benefits are not reflected in income taxes in the statements of operations. Such benefits of $7,552 in 2001, $248 in 2000 and $16,735 in 1999, relate primarily to changes in value of the Company's available-for-sale investments in 2001, and stock options in 2000 and 1999.

        A reconciliation of the statutory United States federal income tax rate to Hasbro's effective income tax rate is as follows:

	2001	2000	1999
Statutory income tax rate	35.0%	(35.0)%	35.0%
State and local income taxes, net	1.9	(1.6)	.5
Goodwill amortization	11.2	4.6	3.3
Tax on international earnings	(11.9)	(3.1)	(7.9)
Other, net	.6	(.9)	.1

	36.8%	(36.0)%	31.0%

        The components of earnings (loss) before income taxes and cumulative effect of accounting change, determined by tax jurisdiction, are as follows:

	2001	2000	1999
United States	$9,807	(318,859)	79,519
International	86,392	92,873	194,326

	$96,199	(225,986)	273,845

        The components of deferred income tax expense arise from various temporary differences and relate to items included in the statements of operations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 2001 and December 31, 2000 are:

	2001	2000
Deferred tax assets:
Accounts receivable	$27,087	33,227
Inventories	11,199	22,839
Operating loss and tax credit carryforwards	45,341	29,885
Operating expenses	50,969	50,713
Postretirement benefits	11,733	12,032
Other	93,117	147,023

Gross deferred tax assets	239,446	295,719
Valuation allowance	(16,474)	(11,124)

Net deferred tax assets	222,972	284,595

Deferred tax liabilities	89,308	118,870

Net deferred income taxes	$133,664	165,725

        Hasbro has a valuation allowance for deferred tax assets at December 30, 2001 of $16,474 which is an increase of $5,350 from the $11,124 at December 31, 2000. The allowance pertains to United States and International operating loss carryforwards, some of which have no expiration and others that would expire beginning in 2003. If fully realized, $6,899 will reduce goodwill and the balance will reduce future income tax expense. Deferred tax liabilities relate primarily to property rights.

        Based on Hasbro's history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, it believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

        Deferred income taxes of $103,657 and $155,291 at the end of 2001 and 2000, respectively, are included as a component of prepaid expenses and other current assets, and $34,554 and $14,693, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $267 and $806, respectively, are included as a component of accrued liabilities, and $4,280 and $3,453, respectively, are included as a component of deferred liabilities.

        The cumulative amount of undistributed earnings of Hasbro's international subsidiaries held for reinvestment is approximately $460,000 at December 30, 2001. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $65,000.

(9) Capital Stock

  Preference Share Purchase Rights

        Hasbro maintains a Preference Share Purchase Rights plan (the Rights Plan). Under the terms of the Rights Plan, each share of common stock is accompanied by a Preference Share Purchase Right. Each Right is only exercisable under certain circumstances and, until exercisable, the Rights are not transferable apart from Hasbro's common stock. When exercisable, each Right will entitle its holder to purchase until June 30, 2009, in certain merger or other business combination or recapitalization transactions, at the Right's then current exercise price, a number of the acquiring company's or Hasbro's, as the case may be, common shares having a market value at that time of twice the Right's exercise price. Under certain circumstances, the Company may substitute cash, other assets, equity securities or debt securities for the common stock. At the option of the Board of Directors of Hasbro (the Board), the rightholder may, under certain circumstances, receive shares of Hasbro's stock in exchange for Rights.

        Prior to the acquisition by the person or group of beneficial ownership of a certain percentage of Hasbro's common stock, the Rights are redeemable for $.01 per Right. The Rights Plan contains certain exceptions with respect to the Hassenfeld family and related entities.

  Common Stock

        On December 6, 1999, the Board authorized a common share repurchase program up to $500,000. No repurchases were made in 2001. At December 30, 2001, $204,500 remained under this authorization.

(10) Stock Options, Restricted Stock and Warrants

        Hasbro has various stock plans for employees as well as a plan for non-employee members of the Board (collectively, the "plans") and has reserved 29,704 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under the plans. These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards.

        The Company issued restricted stock and granted deferred restricted stock units to certain key employees of 10 during 2001 and 713 during 2000. At December 30, 2001, these awards, net of forfeitures, aggregated the equivalent of 545 shares. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. Upon granting of these awards, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the periods during which the restrictions lapse, generally 3 years. Amortization of deferred, unearned compensation relating to the restricted stock and deferred restricted stock units of $2,561 and $2,733 was recorded in fiscal 2001 and 2000, respectively. During 2000, the Company also made awards under a Long Term Incentive Program (LTIP) under the Company's omnibus employee stock plans. Conditional upon the Company reaching certain volume, earnings per share and stock price benchmarks within a three year performance cycle, restricted shares would be awarded which would vest over the two years following that cycle. For the years ended December 30, 2001 and December 31, 2000, the conditional requirements of the LTIP award had not been met and, accordingly, no compensation expense has been recognized.

        As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Hasbro continues to apply Accounting Principles Board Opinion No. 25 (APB 25) in accounting for the plans under which no compensation cost is recognized. Had compensation expense been recorded under the provisions of SFAS 123, the impact on the Company's net earnings (loss) and earnings (loss) per share would have been:

	2001	2000	1999
Reported net earnings (loss)	$59,732	(144,631)	188,953
Pro forma compensation expense, net of tax	(10,307)	(21,981)	(18,335)

Pro forma net earnings (loss)	$49,425	(166,612)	170,618

Pro forma net earnings (loss) per share
Basic	$.29	(.94)	.88
Diluted	$.29	(.94)	.84

        The weighted average fair value of options granted in 2001, 2000 and 1999 were $5.56, $6.43 and $12.13, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.98%, 6.77% and 5.60%; expected dividend yields of 1.02%, 1.58% and 0.78%; expected volatility of approximately 49%, 41% and 34%, and expected lives of approximately 6 years.

        Additionally, the Company has reserved 18,813 shares of its common stock for issuance upon exercise of outstanding warrants. In 2000, the Company granted warrants to purchase 1,000 and 700 shares at exercise prices of $15.70 and $18.84, respectively, relating to product rights, which will be recorded at fair value when the related performance commitments are met.

        Information with respect to options and warrants for the three years ended December 30, 2001 is as follows:

	2001	2000	1999
Number of shares:
Outstanding at beginning of year	40,458	33,776	36,361
Granted	3,535	9,029	7,168
Exercised	(603)	(475)	(8,313)
Expired or canceled	(4,907)	(1,872)	(1,440)

Outstanding at end of year	38,483	40,458	33,776

Exercisable at end of year	27,393	27,656	23,456

Weighted average exercise price:
Granted	$11.95	15.59	31.32
Exercised	$13.69	7.81	14.51
Expired or canceled	$21.22	22.40	27.43
Outstanding at end of year	$19.49	20.27	21.46
Exercisable at end of year	$20.49	20.11	19.09

(10) Stock Options, Restricted Stock and Warrants (Continued)

        Information with respect to the 38,483 options and warrants outstanding and the 27,393 exercisable at December 30, 2001, is as follows:

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding
$11.10-$14.06	5,542	6.1 years	$12.39
$14.14-$16.81	8,470	5.9 years	$15.47
$17.34-$23.27	13,300	6.8 years	$18.83
$23.33-$36.27	11,171	7.7 years	$26.64

Exercisable
$11.10-$14.06	2,193		$13.40
$14.14-$16.81	3,203		$15.66
$17.34-$23.27	12,149		$18.80
$23.33-$36.27	9,848		$25.74

(11) Pension, Postretirement and Postemployment Benefits

        Hasbro's net pension, 401(k) matching contribution and profit sharing cost for 2001, 2000 and 1999 was approximately $12,300, $13,700 and $14,200, respectively.

  United States Plans

        Substantially all United States employees are covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans, principally covering non-union employees, are based primarily on salary and years of service. One of these plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. One of these plans is also funded. At December 30, 2001, the two funded plans have plan assets of $179,085 and accumulated benefit obligations of $163,771. The unfunded plans have accumulated benefit obligations of $19,506.

        Hasbro also provides certain postretirement health care and life insurance benefits to eligible employees who retire and have either attained age 65 with 5 years of service or age 55 with 10 years of service. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of employees who retire after 1992 is shared, with the employee contributing an increasing percentage of the cost, resulting in an employee-paid plan after the year 2002. The plan is not funded.

	Pension		Postretirement
	2001	2000	2001	2000
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$182,543	188,318	22,939	24,683
Service cost	7,217	8,032	263	241
Interest cost	13,844	13,656	1,746	1,792
Plan amendments	—	955	—	—
Actuarial (gain) loss	17,654	(18,660)	3,187	(1,155)
Benefits paid	(17,196)	(7,652)	(2,623)	(2,238)
Expenses paid	(665)	(371)	—	—
Other	—	(1,735)	—	(384)

Projected benefit obligation at end of year	$203,397	182,543	25,512	22,939

Change in plan assets
Fair value of plan assets at beginning of year	$236,296	242,889	—	—
Actual return on plan assets	(40,831)	919	—	—
Employer contribution	1,481	511	—	—
Benefits paid	(17,196)	(7,652)	—	—
Expenses paid	(665)	(371)	—	—

Fair value of plan assets at end of year	$179,085	236,296	—	—

Funded status	$(24,312)	53,752	(25,512)	(22,939)
Unrecognized net loss (gain)	9,269	(73,588)	1,536	(1,424)
Unrecognized prior service cost	4,608	5,191	—	(384)

Accrued benefit cost	$(10,435)	(14,645)	(23,976)	(24,747)

        The assets of the funded plans are managed by investment advisors and consist primarily of pooled indexed and actively managed stock and bond funds. The Company measures its liabilities and related assets at September 30 to coincide with the upcoming year planning cycle. For measuring the expected pension accumulated benefit obligation, assumed discount rates of 7.25%, 8.00% and 7.75% were used for 2001, 2000 and 1999, respectively; assumed long-term rates of compensation increase of 4.50% in 2001, 2000 and 1999, and an assumed long-term rate of return on plan assets of 9.00% in all years.

        For measuring the expected postretirement benefit obligation, a 9.00%, 7.00% and 7.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001, 2000 and 1999, respectively. The rates for all years were further assumed to decrease gradually to 5.00% in 2009. All were assumed to remain constant after 2009. The discount rates used in the pension calculation were also used for the postretirement calculation.

	2001	2000	1999
Components of net periodic cost
Pension
Service cost	$7,217	8,032	9,356
Interest cost	13,844	13,656	13,670
Expected return on assets	(20,498)	(21,368)	(19,484)
Net amortization and deferrals	(3,292)	(4,498)	(786)

Net periodic benefit cost (benefit)	$(2,729)	(4,178)	2,756

Postretirement
Service cost	$263	241	227
Interest cost	1,746	1,792	1,775
Net amortization and deferrals	(159)	(136)	27

Net periodic benefit cost	$1,850	1,897	2,029

        If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 30, 2001 and the aggregate of the benefits earned during the period and the interest cost would have each increased by approximately 8% and 7%, respectively.

        Hasbro has a retirement savings plan to which eligible employees may make contributions of up to 18% of their salary, as allowed under Section 401(k) of the Internal Revenue Code. In 2000, the plan was amended to increase Hasbro's matching percentage of employee contributions, in lieu of discretionary contributions to the profit sharing component of the plan. The Company contributed approximately $9,000, $11,200, and $6,500 to the plan in 2001, 2000 and 1999, respectively.

  International Plans

        Pension coverage for employees of Hasbro's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. These plans were neither significant individually nor in the aggregate.

  Postemployment Benefits

        Hasbro has several plans covering certain groups of employees which may provide benefits to such employees following their period of active employment but prior to their retirement. These plans include certain severance plans which provide benefits to employees involuntarily terminated and certain plans which continue the Company's health and life insurance contributions for employees who have left Hasbro's employ under terms of its long-term disability plan.

(12) Leases

        Hasbro occupies certain sales offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2001, 2000 and 1999 amounted to $58,811, $57,470 and $56,072, respectively.

        Minimum rentals, net of minimum sublease income which is not material, under long-term operating leases for the five years subsequent to 2001 and in the aggregate are as follows:

2002	$35,218
2003	29,508
2004	24,621
2005	19,804
2006	13,576
Later years	51,588

$174,315

        All leases expire prior to 2014. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2001.

        In addition, Hasbro leases certain facilities which, as a result of restructurings, are no longer in use. Future costs relating to such facilities were included as a component of the restructuring charge and are not included in the table above.

(13) Consolidation Program and Restructuring Charge

        The Company reflected a restructuring credit of $(1,795) in 2001 and restructuring expense of $63,951 in 2000. In 2000, the amount recognized reflects charges under the 2000 restructuring plan of $70,079 and adjustments to the 1999 plan of $(6,128). The pretax impact for the year ended December 31, 2000 of all consolidation program charges and adjustments in the statement of operations was $146,142.

        In the fourth quarter of 2000, the Company implemented a plan to consolidate its U.S. Toys group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its focus on development of the Company's core brands. In 2000, the Company recorded a total of $152,270 in expense relating to this plan, $70,079 of restructuring expense and $82,191 of expense in other operating categories, including $6,625 to cost of sales, $25,046 in amortization, $42,270 in royalties, research and development, $3,155 in advertising and $5,095 in selling, distribution and administration expense. The significant components of the 2000 plan included the closing of offices in Cincinnati, Ohio, the Napa, California office and warehouse and a small office in San Francisco, California, thereby essentially consolidating the U.S. Toys group in Rhode Island. Additionally, the plan included the reduction of overhead, particularly in marketing and sales, product development and administration, including a curtailment of expansion of the retail business of Wizards, the further consolidation of certain international operating offices into regional centers and consolidation and streamlining of the Company's marketing activities. These actions have been completed in 2001, and have resulted in a restructuring credit of $(1,795) for the year ended December 30, 2001. The credit results primarily from lower than expected severance costs to complete the plan. The 2000 plan also included the refocus of the Company on developing and marketing its core brands, reducing its reliance on licenses. This focus resulted in product lines which were discontinued or for which the Company has significantly reduced expectations.

        The components of the plan included in the restructuring charge of $70,100 in the 2000 statement of operations were severance costs of $31,800, lease costs of $21,400 and fixed asset write-offs of $16,900. Fixed asset write-offs were recorded in 2000. Remaining balances accrued at December 30, 2001 include $2,700 of severance benefits remaining to be paid to terminated employees over their remaining entitlement period, and $10,300 of lease payments remaining on closed facilities. Details of activity in the restructuring plan for fiscal 2001 follow:

	Balance at December 31, 2000	Activity	Adjustment	Balance at December 30, 2001
Severance	$31,800	(27,305)	(1,795)	2,700
Lease costs	21,400	(11,100)	—	10,300

	$53,200	(38,405)	(1,795)	13,000

Employee redundancies by area:
Manufacturing activities	27	(27)	—	—
Research, product development, marketing, sales, and administration	322	(315)	(7)	—

	349	(342)	(7)	—

        Total charges under the 2000 plan represented cash charges of approximately $31,800 for severance benefits disbursed over the employee's entitlement period, $21,400 for lease costs to be expended over the contractual lease term of the closed facilities and approximately $31,100 of contractual commitments on exited product lines and certain other licensed product lines with reduced expectations due to the Company's enhanced focus on its core brands. The product lines exited were not, either individually or in the aggregate, material to the Company's revenues or operating results. Total non-cash charges were $62,900. Non-cash charges of $16,900 for fixed asset write-offs related primarily to Corporate and the U.S. Toys segment. The remaining approximate $46,000 relates to asset write-offs and a write-down of assets impaired due to the Company's enhanced focus on its core brands. This included impairment of intangible assets arising from the decision to discontinue product line offerings. Non-cash charges related to asset write-offs were credited to the respective line items on the balance sheet in 2000.

        On December 7, 1999, the Company announced a program to consolidate manufacturing and sourcing activities and product lines, as well as streamline and further regionalize marketing, sales and research and development activities worldwide. Costs associated with the 1999 consolidation program, recorded in the fourth quarter of 1999, amounted to $141,575, of which $64,232 was recorded as a restructuring charge and $77,343 in various other operating expense categories. Adjustments to the restructuring plan of $(6,128) were recorded in 2000. The significant components of the plan included the closing of factories in Mexico and in the United Kingdom, reducing capacity at the remaining three factories, shifting production to third party manufacturers in the Far East and further consolidation and regionalization of the International marketing and sales structure. Actions under the plan commenced in December 1999 and were completed in fiscal 2000. There were no material changes to the plan, however, adjustments were recognized in 2000 reflecting the reversal of excess restructuring accruals due to lower than previously estimated costs to achieve the overall objectives of the plan, primarily in the consolidation and regionalization of the International marketing and sales structure. Approximately 2,200 employees were terminated as part of the 1999 plan. The plan included approximately $38,700 of cash charges for severance benefits expended over the employee's entitlement period, $14,300 of cash charges for lease costs to be expended over the contractual lease terms and non-cash charges of $11,200 for fixed asset write-offs, arising primarily in the manufacturing area. Non-cash charges relating to fixed asset write-offs were credited to the respective line items on the balance sheet. At December 30, 2001, the remaining liability of $3,000 relates to lease costs which are being expended over the contractual lease term.

        The components of the consolidation program included in other operating expenses in 1999 represent costs associated with exiting certain product lines and reevaluating other product lines resulting in reduced expectations. The product lines being exited were not, either individually or in the aggregate, material to the Company's revenues or operating results. Approximately $12,000 represented cash charges which have been incurred on contractual royalty, product development and advertising commitments associated with the discontinued product lines. Non-cash charges of approximately $65,000 related to asset write-offs and write-downs of underutilized assets, including impairment of intangible assets arising from the decision to discontinue or significantly reduce product line offerings. The resulting sum of undiscounted future cash flows of these assets was not sufficient to cover the carrying amount of the assets, and as such, they were written down to their fair market value. Items relating to property rights and licenses, goodwill, inventory, prepaid and other current assets were credited to the respective asset in the balance sheet.

(14) Financial Instruments

        Hasbro's financial instruments include cash and cash equivalents, accounts receivable, marketable equity securities, short- and long-term borrowings, accounts payable and accrued liabilities. At December 30, 2001, the carrying cost of these instruments approximated their fair value. Its financial instruments also include foreign currency forwards and options (see note 15 to the consolidated financial statements). At December 30, 2001, the carrying value of these instruments approximated their fair value based on quoted or publicly available market information.

(15) Derivative Financial Instruments

        Hasbro uses foreign currency forwards and options, generally purchased for terms of not more than twelve months, to protect itself from adverse currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with counterparties who are major financial institutions. The Company believes any risk related to default by a counterparty to be remote.

(15) Derivative Financial Instruments (Continued)

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Accounting Standards No. 138 (collectively "SFAS 133"), which requires that the Company record all derivatives, such as foreign currency exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive earnings (AOCE) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company's foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. The ineffective portion of a hedging derivative is immediately recognized in the consolidated statements of operations. As a result of adopting SFAS 133, and in accordance with the transition provisions, the Company recorded a one-time after tax charge of $1,066 or $(.01) per share during the quarter ended April 1, 2001 representing the cumulative effect of the adoption in its consolidated statements of operations and an after tax unrealized loss of $753 to AOCE, which the Company has reclassified to earnings through cost of sales during 2001.

        A summary of the after tax activity in AOCE relating to the Company's hedging program is as follows:

Balance, December 31, 2000	$—
Cumulative effect of accounting change	(753)
Change in fair value of cash flow hedges	4,895
Change in fair value transferred to earnings as a result of ineffectiveness	33
Reclass to earnings	(2,197)

Balance, December 30, 2001	$1,978

        The remaining balance in AOCE at December 30, 2001 represents a net unrealized gain on foreign currency contracts relating to hedges of inventory purchased during the fourth quarter of 2001 or forecasted to be purchased during 2002 and intercompany royalty payments expected to be received during 2002. These amounts will be transferred to the consolidated statement of operations upon the sale of the related inventory and receipt of the related royalty payments. The Company expects substantially all of the balance in AOCE to be reclassified to the consolidated statement of operations within the next 12 months. During 2001, the Company transferred $2,197 after tax to earnings relating to deferred gains on foreign currency contracts for inventory sold and intercompany royalty payments received during the fiscal year.

        In accordance with SFAS 133, the Company excluded changes in fair value relating to time value of options purchased from its assessment of hedge effectiveness. For fiscal 2001, these charges, which are included in the consolidated statement of operations in other expense, were $1,150.

        The Company also enters into derivative instruments to offset changes in the fair value of intercompany loans due to the impact of foreign currency changes. The Company recorded the net loss to other (income) expense of $1,434 relating to the change in fair value of such derivatives, substantially offsetting gains from the change in fair value of intercompany loans to which the contracts relate included in other (income) expense.

        The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at the inception of the hedge and on an on-going basis, the effectiveness of the derivatives used in hedging transactions in offsetting changes in the cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge under the requirements of SFAS 133, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred would be reclassified to the consolidated statements of operations.

        Prior to the adoption of SFAS 133, the Company used foreign currency forwards and options, generally purchased for terms of not more than twelve months, to protect itself from adverse currency rate fluctuations on firmly committed and anticipated foreign currency transactions. Gains and losses deferred under pre-SFAS 133 hedge accounting provisions were subsequently included in the measurement of the related foreign currency transaction. Gains and losses on contracts which did not meet those provisions were reflected in earnings.

(16) Commitments and Contingencies

        Hasbro had unused open letters of credit of approximately $23,000 and $40,000 at December 30, 2001 and December 31, 2000, respectively. The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of currently existing agreements, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows:

2002	$203,000
2003	91,000
2004	69,000
2005	123,000
2006	8,000

$494,000

        In addition, the Company has $146,900 of prepaid royalties included as a component of prepaid expenses and other current assets in the balance sheet. The long-term portion of advances paid of $71,000 is included in other assets. Advanced royalties paid and guaranteed or minimum royalties to be paid relate to anticipated revenues in the years 2002 through 2008.

        At December 30, 2001, the Company had approximately $46,000 in outstanding inventory purchase commitments.

        During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). While the first inquiry related to a small portion of Hasbro U.K.'s business, the inquiry received in the third quarter of 2001 from the OFT sought, among other things, information relating to Hasbro U.K.'s trading arrangements with its direct retail accounts, which represent the bulk of its business in the U.K.. The Company is cooperating fully with the OFT in its inquiries. If a fine is imposed pursuant to the OFT inquiry, the Company currently estimates that the amount of the fine could range from approximately $236 to approximately $38,300. Because of a number of factors, including the relatively early stage of this inquiry, the lack of precedent under the applicable U.K. statute, and the significant appeal rights available to the Company in the event of an adverse determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, "Accounting for Contingencies", the Company has accrued a charge to earnings equal to the low end of the range set forth above. While the Company believes that some fine will be imposed, it is the Company's position that the amount of any fine should be at or near the low end of the range set forth above, and it will be vigorously pursuing this position in its discussions with the OFT.

        Hasbro is party to certain other legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

(17) Segment Reporting

  Segment and Geographic Information

        Hasbro is a worldwide leader in children's and family leisure time entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's main reportable segments are U.S. Toys, Games and International. In addition, the Company has two other segments, Operations and Retail, which meet the quantitative thresholds for reportable segments. In 2001, the Company has realigned its business segments to consolidate its toy-related product lines into its U.S. Toys segment. In addition, manufacturing facilities previously included in the Operations segment are now assessed as part of the segments which these facilities support. Prior year amounts have been reclassified to reflect these changes.

        In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, electronic interactive products, children's consumer electronics, electronic learning aids and trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. Operations sources product for the majority of the Company's segments. The Retail segment operates retail shops. The Company also has other segments which license out certain toy and game properties. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

        During the third quarter of 2001, the Company announced it would further refine this segment structure beginning in January 2002. This refinement will include the realignment of the U.S. Tiger toy lines to the U.S. Toys segment, from the Games segment where all Tiger products had been included. Certain Tiger electronic games, primarily handheld, will remain in the Games segment. In addition, the International operations of Tiger and Wizards of the Coast will be managed as part of the International segment beginning in January 2002. The results of these units have been included in and managed as part of the Games segment. The Company will reclassify all comparative amounts to reflect these changes when they take place in 2002.

        Segment performance is measured at the operating profit level, prior to certain charges. In 2001, segment profitability was measured prior to a $(1,795) adjustment to the 2000 restructuring charge. In 2000, segment profitability was measured prior to $146,142 and $43,965 in charges incurred in connection with the consolidation programs and loss on sale of business units, respectively. In 1999, segment profitability was measured prior to $141,575 in charges incurred in connection with the 1999 consolidation program. Included in Corporate and eliminations are general corporate expenses, the elimination of intersegment transactions and assets not identified with a specific segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost.

        Prior to fiscal 2000, the Company aggregated assets and related expenses of the U.S. Toys and Games segments. Assets were segregated in 2000 and were separately reported thereafter. The total of U.S. Toys and Games assets in 2001 and 2000 are presented for comparative purposes with 1999 only, and this subtotal is no longer used by management in assessing segment performance. Certain asset related expense items, including depreciation and amortization of intangibles, were allocated to segments in 1999 based upon estimates in order to arrive at segment operating profit. In December of 2000, the Company announced that it entered into an agreement to dispose of certain business units included in its Games segment (see note 2 to the consolidated financial statements). During 1999, the Company's Games segment acquired Wizards of the Coast, Inc..

        The accounting policies of the segments are the same as those described in note 1 to the consolidated financial statements.

        Information by segment and a reconciliation to reported amounts are as follows:

	Revenue from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2001
U.S. Toys	$787,864	12,355	86,339	44,349	5,745	534,940
Games	1,108,232	121,038	82,280	80,874	9,396	1,860,938

U.S. Toys and Games	1,896,096	133,393	168,619	125,223	15,141	2,395,878
International	837,167	87,220	32,224	41,255	6,385	1,018,886
Operations (a)	22,978	402,873	(4,615)	28,947	24,106	357,507
Retail (d)	51,019	—	(36,897)	24,339	1,551	31,582
Other segments	49,079	8,719	25,576	214	11	41,716
Corporate and eliminations	—	(632,205)	24,628	5,921	2,851	(476,590)

Segment total	2,856,339	—	209,535	225,899	50,045	3,368,979
Consolidation program (b)	—	—	1,795	—	—	—

Consolidated Total	$2,856,339	—	211,330	225,899	50,045	3,368,979

2000
U.S. Toys	$744,915	11,950	(145,761)	47,968	3,052	554,753
Games	1,843,104	105,143	162,648	93,635	36,788	2,101,164

U.S. Toys and Games	2,588,019	117,093	16,887	141,603	39,840	2,655,917
International	1,090,747	81,828	53,782	40,912	23,507	1,332,883
Operations (a)	17,587	526,417	(3,224)	41,067	30,957	321,483
Retail	57,328	—	(10,452)	4,733	15,702	40,316
Other segments	33,534	8,912	18,058	—	1,283	16,361
Corporate and eliminations	—	(734,250)	10,779	10,860	13,766	(538,501)

Segment total	3,787,215	—	85,830	239,175	125,055	3,828,459
Consolidation program (b)	—	—	(146,142)	25,046	—	—
Loss on sale of business units (c)	—	—	(43,965)	—	—	—

Consolidated Total	$3,787,215	—	(104,277)	264,221	125,055	3,828,459

1999
U.S. Toys (e)	$1,263,121	28,098	79,326
Games (e)	1,665,742	102,840	252,033

U.S. Toys and Games (e)	2,928,863	130,938	331,359	144,757	32,167	3,901,488
International	1,231,854	41,711	131,727	43,472	25,424	1,454,146
Operations (a)	18,732	430,020	6,581	38,074	35,842	330,423
Retail	39,347	—	8,267	789	128	30,168
Other segments	13,467	—	17,434	—	—	—
Corporate and eliminations	—	(602,669)	(26,224)	11,783	13,907	(1,252,877)

Segment total	4,232,263	—	469,144	238,875	107,468	4,463,348
Consolidation program (b)	—	—	(141,575)	38,449	—	—

Consolidated Total	$4,232,263	—	327,569	277,324	107,468	4,463,348

(a)
The Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b)
The impact of the consolidation programs to operating profit by segment was $(1,795) to International for 2001. In 2000, the impact to operating profit by segment was $58,865 to U.S. Toys, $6,718 to Games, $28,581 to International, $350 to Operations and $51,628 to Corporate and Other segments. In 1999, the impact to operating profit by segment was $54,733 to U.S. Toys, $36,832 to Games, $35,849 to International, $1,144 to Operations and $13,017 to Corporate and Other.

(c)
The loss on sale of business units relates to the sale of the Games segment's business units comprising Hasbro Interactive and Games.com (see note 2 to the consolidated financial statements).

(d)
The Company's Retail segment operating loss includes a charge related to impairment of long-lived assets of approximately $16,000 in 2001.

(e)
As a result of the complexity of the Company's organizational changes, it was unable to segregate assets and related expenses between the U.S. Toys and Games segments prior to fiscal 2000. Certain asset related expense items including depreciation and amortization of intangibles have been allocated to segments based upon estimates in order to arrive at segment operating profit.

(17) Segment Reporting (Continued)

        The following table presents consolidated net revenues by classes of principal products for the years ended in December:

	2001	2000	1999
Boys toys	$522,400	719,900	1,232,300
Games and puzzles	1,484,000	2,146,800	1,936,100
Preschool toys	221,900	202,000	273,600
Creative play	190,600	192,800	214,000
Girls toys	112,000	56,700	82,800
Interactive software games	—	179,600	229,400
Other	325,439	289,415	264,063

Net revenues	$2,856,339	3,787,215	4,232,263

        Information as to Hasbro's operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues and the related pretax earnings are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2001	2000	1999
Net revenues
United States	$1,825,745	2,251,023	2,818,837
International	1,030,594	1,536,192	1,413,426

	$2,856,339	3,787,215	4,232,263

Earnings (loss) before income taxes and cumulative effect of accounting change
United States	$64,023	(242,758)	158,834
International	32,176	16,772	115,011

	$96,199	(225,986)	273,845

Long-lived assets
United States	$1,636,012	1,803,688	1,880,029
International	165,950	199,123	194,677

	$1,801,962	2,002,811	2,074,706

        Principal international markets include Western Europe, Canada, Mexico, Australia, New Zealand and Hong Kong.

  Other Information

        Hasbro markets its products primarily to customers in the retail sector. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as deemed appropriate, a substantial portion of its customers' ability to discharge amounts owed is dependent upon the overall retail economic environment.

        Sales to the Company's two largest customers, Wal-Mart Stores, Inc. and Toys 'R Us, Inc., amounted to 17% and 13%, respectively, of consolidated net revenues during 2001, 14% and 13%, respectively, during 2000, and 16% each during 1999.

        Hasbro purchases certain components and accessories used in its manufacturing process and certain finished products from manufacturers in the Far East. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by Hasbro from, or the loss of "normal trade relations" status by, the People's Republic of China could significantly increase the cost of the Company's products imported into the United States or Europe.

(18) Quarterly Financial Data (Unaudited)

2001

	Quarter
	First	Second	Third	Fourth		Full Year
Net revenues	$463,286	510,971	893,353	988,729		2,856,339
Gross profit	$273,481	306,963	491,198	561,214		1,632,856
Earnings (loss) before income taxes and cumulative effect of accounting change	$(35,232)	(26,957)	74,414	83,974	(a)	96,199
Earnings (loss) before cumulative effect of accounting change	$(23,958)	(18,331)	50,602	52,485		60,798
Net earnings (loss)	$(25,024)	(18,331)	50,602	52,485		59,732

Per common share
Earnings (loss) before cumulative effect of accounting change
Basic & diluted	$(.14)	(.11)	.29	.30		.35
Market price
High	$14.63	15.59	17.62	18.44		18.44
Low	$10.31	10.50	11.60	13.16		10.31
Cash dividends declared	$.03	.03	.03	.03		.12

2000

	Quarter
	First	Second	Third	Fourth	Full Year
Net revenues	$773,481	778,373	1,072,617	1,162,744	3,787,215
Gross profit	$473,180	480,330	613,082	546,650	2,113,242
Earnings (loss) before income taxes	$21,923	9,421	20,046	(277,376) (a)	(225,986)
Net earnings (loss)	$15,127	6,500	13,832	(180,090)	(144,631)

Per common share
Earnings (loss)
Basic & diluted	$.08	.04	.08	(1.05)	(.82)
Market price
High	$19 1/8	18 9/16	17 13/16	12 15/16	19 1/8
Low	$13 3/4	15	10 3/16	8 3/8	8 3/8
Cash dividends declared	$.06	.06	.06	.03	.21

(a)
In 2001 and 2000, includes $(1,795) and $63,951, respectively, relating to restructuring of operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is contained under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is contained under the captions "Compensation of Directors" and "Executive Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is contained under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements, Financial Statement Schedules and Exhibits
(1)
Financial Statements

    Included in PART II of this report:

      Independent Auditors' Report

      Consolidated Balance Sheets at December 30, 2001 and December 31, 2000

      Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2001, 2000 and 1999

      Consolidated Statements of Shareholders' Equity for the Three Fiscal Years Ended in December 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

    Included in PART IV of this Report:

      Report of Independent Certified Public Accountants on Financial Statement Schedule

      For the Three Fiscal Years Ended in December 2001, 2000 and 1999:

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

Exhibit
3. Articles of Incorporation and Bylaws
(a	)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(b	)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(c	)	Amended and Restated Bylaws of the Company, as amended.
(d	)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(e	)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4. Instruments defining the rights of security holders, including indentures.
(a	)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
(b	)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File Number 1-6682.)
(c	)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
(d	)	Second Amended and Restated Revolving Credit Agreement dated as of March 19, 2002 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.
(e	)	Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to The Company's Current Report on Form 8-K dated as of June 16, 1999.)

(f	)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.)
10. Material Contracts
(a	)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)("Hasbro Canada") and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)
(b	)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
(c	)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
(d	)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.)
(e	)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(f	)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(g	)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(h	)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(i	)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(j	)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(k	)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

(l	)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
Executive Compensation Plans and Arrangements
(m	)	Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)
(n	)	Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)
(o	)	Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
(p	)	Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)
(q	)	Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(r	)	Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)
(s	)	Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-14, File No. 2-92550.)
(t	)	Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)
(u	)	Amendment No. 2 to Non Qualified Stock Option Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)
(v	)	Amendment No. 3 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(w	)	Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(x	)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
(y	)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(z	)	Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)

(aa	)	First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(bb	)	Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
(cc	)	Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
(dd	)	First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
(ee	)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(ff	)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(gg	)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(hh	)	Form of Employment Agreement between the Company and ten Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(ii	)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(hh) above. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999.)
(jj	)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
(kk	)	Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
(ll	)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
(mm	)	Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
(nn	)	First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

(oo	)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
(pp	)	Hasbro, Inc. 1999 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, File No. 1-6682.)
(qq	)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)
(rr	)	Letter dated January 26, 1998 from the Company to George B. Volanakis. (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
(ss	)	Amended and Restated Employment Agreement dated as of October 15, 2001 between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.)
(tt	)	Amended and Restated Employment Agreement, effective as of October 31, 2001, by and between the Company and Brian Goldner.
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

(b)
Reports on Form 8-K

    A Current Report on Form 8-K, dated November 27, 2001, was filed to announce a private offering of $225 million of Convertible Senior Debentures.

    A Current Report on Form 8-K, dated December 3, 2001, was filed to announce the completion of the sale of $225 million in Convertible Senior Debentures.

    A Current Report on Form 8-K, dated December 13, 2001, was filed to announce the completion of the sale of an additional $25 million in Convertible Senior Debentures.

    A Current Report on Form 8-K, dated February 7, 2002, was filed to announce the Company's results for the quarter and year ended December 30, 2001. Consolidated statements of earnings (without notes) for the quarter and year ended December 30, 2001 and December 31, 2000 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

(c)
Exhibits

        See (a)(3) above

(d)
Financial Statement Schedules

        See (a)(2) above

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Hasbro, Inc.:

        Under date of February 6, 2002, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island
February 6, 2002

HASBRO, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended in December
(Thousands of Dollars)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Other Additions	Write-Offs And Other (a)	Balance at End of Year
Valuation accounts deducted from assets to which they apply— for doubtful accounts receivable:
2001	$55,000	8,487	—	(14,187)	$49,300

2000	$65,000	4,387	59	(14,446)	$55,000

1999	$64,400	9,053	2,329	(10,782)	$65,000

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

HASBRO, INC. (REGISTRANT)
By:	/s/ ALAN G. HASSENFELD Alan G. Hassenfeld Chairman of the Board and Chief Executive Officer	Date: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN G. HASSENFELD Alan G. Hassenfeld	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ DAVID D.R. HARGREAVES David D.R. Hargreaves	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ ALAN R. BATKIN Alan R. Batkin	Director	March 29, 2002
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	March 29, 2002
/s/ E. GORDON GEE E. Gordon Gee	Director	March 29, 2002
/s/ HAROLD P. GORDON Harold P. Gordon	Director	March 29, 2002
/s/ SYLVIA K. HASSENFELD Sylvia K. Hassenfeld	Director	March 29, 2002

/s/ CLAUDINE B. MALONE Claudine B. Malone	Director	March 29, 2002
/s/ NORMA T. PACE Norma T. Pace	Director	March 29, 2002
/s/ E. JOHN ROSENWALD, JR. E. John Rosenwald, Jr.	Director	March 29, 2002
/s/ ELI J. SEGAL Eli J. Segal	Director	March 29, 2002
/s/ CARL SPIELVOGEL Carl Spielvogel	Director	March 29, 2002
/s/ PAULA STERN Paula Stern	Director	March 29, 2002
/s/ PRESTON ROBERT TISCH Preston Robert Tisch	Director	March 29, 2002
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director	March 29, 2002

HASBRO, INC.
Annual Report on Form 10-K
for the Year Ended December 30, 2001

Exhibit Index

Exhibit
3. Articles of Incorporation and Bylaws
(a	)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(b	)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(c	)	Amended and Restated Bylaws of the Company, as amended.
(d	)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(e	)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4. Instruments defining the rights of security holders, including indentures.
(a	)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
(b	)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File Number 1-6682.)
(c	)	Indenture dated as of November 30, 2001 between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002)
(d	)	Second Amended and Restated Revolving Credit Agreement dated as of March 19, 2002 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.
(e	)	Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to The Company's Current Report on Form 8-K dated as of June 16, 1999.)
(f	)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.)
10. Material Contracts
(a	)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)("Hasbro Canada") and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)

(b	)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
(c	)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
(d	)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.)
(e	)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(f	)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(g	)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(h	)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(i	)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(j	)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(k	)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(l	)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
Executive Compensation Plans and Arrangements
(m	)	Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 2-78018.)

(n	)	Amendment No. 1 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)
(o	)	Amendment No. 2 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
(p	)	Amendment No. 3 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)
(q	)	Amendment No. 4 to Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(r	)	Form of Non Qualified Stock Option Agreement under the Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1988, File No. 1-6682.)
(s	)	Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-14, File No. 2-92550.)
(t	)	Amendment No. 1 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1986, File No. 1-6682.)
(u	)	Amendment No. 2 to Non Qualified Stock Option Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1987 Annual Meeting of Shareholders, File No. 1-6682.)
(v	)	Amendment No. 3 to Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(w	)	Form of Stock Option Agreement (For Employees) under the Non Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(x	)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
(y	)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(z	)	Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
(aa	)	First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(bb	)	Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
(cc	)	Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

(dd	)	First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
(ee	)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(ff	)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(gg	)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(hh	)	Form of Employment Agreement between the Company and ten Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(ii	)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(hh) above. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999.)
(jj	)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
(kk	)	Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
(ll	)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
(mm	)	Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
(nn	)	First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(oo	)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
(pp	)	Hasbro, Inc. 1999 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, File No. 1-6682.)
(qq	)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)

(rr	)	Letter dated January 26, 1998 from the Company to George B. Volanakis. (Incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
(ss	)	Amended and Restated Employment Agreement dated as of October 15, 2001 between the Company and Harold P. Gordon. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.)
(tt	)	Amended and Restated Employment Agreement, effective as of October 31, 2001, by and between the Company and Brian Goldner.
11. Statement re computation of per share earnings
12. Statement re computation of ratios
21. Subsidiaries of the registrant
23. Consents of KPMG LLP

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
INDEPENDENT AUDITORS' REPORT
HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Operations Fiscal Years Ended in December (Thousands of Dollars Except Per Share Data)
HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity (Thousands of Dollars)
HASBRO, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Thousands of Dollars and Shares Except Per Share Data)
PART III
PART IV
SIGNATURES
Exhibit Index