Form 10-Q
period 2002-03-31
HASBRO INC
filed 2002-05-15
CIK 46080

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2002   Commission file number 1-6682


                                HASBRO, INC.
                            --------------------
           (Exact Name of Registrant, As Specified in its Charter)

       Rhode Island                                05-0155090
------------------------             ------------------------------------
(State of Incorporation)             (I.R.S. Employer Identification No.)



           1027 Newport Avenue, Pawtucket, Rhode Island  02862
           ---------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)



                              (401) 431-8697
                          ----------------------
               (Registrant's Phone Number, Including Area Code)


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

     The number of shares of Common Stock, par value $.50 per share, outstanding as of April 28, 2002 was 173,109,903.

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         HASBRO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             March 31,   Apr. 1,   Dec. 30,
   Assets                                      2002       2001       2001
                                             --------   --------   --------
Current assets
  Cash and cash equivalents                 $ 355,112    180,766    233,095
  Accounts receivable, less allowance
   for doubtful accounts of $47,900,
   $55,300 and $49,300                        287,379    255,450    572,499
  Inventories:
    Finished products                         198,134    257,447    180,286
    Work in process                            16,518     22,508     19,639
    Raw materials                              17,518     26,669     17,554
                                            ---------  ---------  ---------
      Total inventories                       232,170    306,624    217,479

  Deferred income taxes                       106,106    153,583    103,657
  Prepaid expenses                            217,642    237,013    241,888
                                            ---------  ---------  ---------
        Total current assets                1,198,409  1,133,436  1,368,618

Property, plant and equipment, net            227,086    279,184    235,360
                                            ---------  ---------  ---------

Other assets
  Goodwill, less accumulated amortization
   of $269,448, $236,203 and $269,496         760,200    791,409    761,575
  Other intangibles, less accumulated
   amortization of $419,531, $336,696
   and $398,183                               780,822    872,809    805,027
  Other                                       168,031    286,120    198,399
                                            ---------  ---------  ---------
        Total other assets                  1,709,053  1,950,338  1,765,001
                                            ---------  ---------  ---------

        Total assets                       $3,134,548  3,362,958  3,368,979
                                            =========  =========  =========

                         HASBRO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued

                   (Thousands of Dollars Except Share Data)
                                  (Unaudited)



                                             March 31,   Apr. 1,   Dec. 30,
   Liabilities and Shareholders' Equity        2002       2001       2001
                                             --------   --------   --------
Current liabilities
  Short-term borrowings                    $   33,728     90,483     34,024
  Current installments of long-term debt      327,167      1,746      2,304
  Accounts payable                             93,547    129,591    123,109
  Accrued liabilities                         419,821    583,443    599,154
                                            ---------  ---------  ---------
        Total current liabilities             874,263    805,263    758,591

Long-term debt                                840,399  1,167,528  1,165,649
Deferred liabilities                           94,567    116,784     91,875
                                            ---------  ---------  ---------
        Total liabilities                   1,809,229  2,089,575  2,016,115
                                            ---------  ---------  ---------
Shareholders' equity
  Preference stock of $2.50 par
   value. Authorized 5,000,000
   shares; none issued                              -          -          -
  Common stock of $.50 par value.
   Authorized 600,000,000 shares; issued
   209,694,630 at March 31, 2002,
   April 1, 2001 and December 30, 2001        104,847    104,847    104,847
  Additional paid-in capital                  455,824    463,468    457,544
  Deferred compensation                        (2,572)    (5,391)    (2,996)
  Retained earnings                         1,600,152  1,553,199  1,622,402
  Accumulated other comprehensive earnings    (75,258)   (69,967)   (68,398)
  Treasury stock, at cost, 36,611,811 at
   March 31, 2002, 37,229,915 at April 1,
   2001 and 36,736,156 shares at December 30,
   2001                                      (757,674)  (772,773)  (760,535)
                                            ---------  ---------  ---------
        Total shareholders' equity          1,325,319  1,273,383  1,352,864
                                            ---------  ---------  ---------

        Total liabilities and
         shareholders' equity              $3,134,548  3,362,958  3,368,979
                                            =========  =========  =========


See accompanying condensed notes to consolidated financial statements.

                        HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                 (Thousands of Dollars Except Per Share Data)
                                  (Unaudited)

                                                          Quarter Ended
                                                       --------------------
                                                       March 31,    Apr. 1,
                                                         2002        2001
                                                       --------    --------
Net revenues                                           $452,267     463,286
Cost of sales                                           166,414     189,805
                                                        -------     -------
Gross profit                                            285,853     273,481
                                                        -------     -------
Expenses
  Amortization                                           21,449      29,421
  Royalties, research and development                    84,669      56,735
  Advertising                                            46,889      47,613
  Selling, distribution and administration              139,191     153,819
                                                        -------     -------
    Total expenses                                      292,198     287,588
                                                        -------     -------
Operating profit (loss)                                  (6,345)    (14,107)
                                                        -------     -------
Nonoperating (income) expense
  Interest expense                                       19,542      25,890
  Other (income) expense, net                            (2,835)     (4,765)
                                                        -------     -------
    Total nonoperating (income) expense                  16,707      21,125
                                                        -------     -------
Earnings (loss) before income taxes and
  cumulative effect of accounting change                (23,052)    (35,232)
Income taxes                                             (5,994)    (11,274)
                                                        -------     -------
Earnings (loss) before cumulative effect
  of accounting change                                  (17,058)    (23,958)
Cumulative effect of accounting change                        -      (1,066)
                                                        -------     -------
Net earnings (loss)                                    $(17,058)    (25,024)
                                                        =======     =======
Basic and diluted per common share
 Earnings (loss) before cumulative effect of
   accounting change                                   $   (.10)       (.14)
 Cumulative effect of accounting change                       -        (.01)
                                                        -------     -------
 Net earnings (loss)                                   $   (.10)       (.15)
                                                        =======     =======
Cash dividends declared per common share               $    .03         .03
                                                        =======     =======

See accompanying condensed notes to consolidated financial statements.
                         HASBRO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2002 and April 1, 2001
                            (Thousands of Dollars)
                                  (Unaudited)

                                                          2002       2001
                                                          ----       ----
Cash flows from operating activities
  Net earnings (loss)                                   $(17,058)   (25,024)
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization of plant and equipment  16,950     19,113
    Other amortization                                    21,449     29,421
    Deferred income taxes                                  8,736     40,810
    Compensation earned under restricted stock plans         537      1,088
  Change in operating assets and liabilities (other
   than cash and cash equivalents):
    Decrease in accounts receivable                      282,100    419,897
    Decrease (increase) in inventories                   (15,887)    18,671
    Decrease (increase) in prepaid expenses               31,256    (23,422)
    Decrease in accounts payable and accrued liabilities(194,032)  (278,491)
  Other                                                    3,829     (8,291)
                                                         -------    -------
    Net cash provided by operating activities            137,880    193,772
                                                         -------    -------
Cash flows from investing activities
  Additions to property, plant and equipment             (10,270)   (10,424)
  Investments and acquisitions, net of cash acquired      (2,419)       -
  Other                                                   (2,596)    13,945
                                                         -------    -------
    Net cash provided (utilized) by investing activities (15,285)     3,521
                                                         -------    -------
Cash flows from financing activities
  Repayments of borrowings with original maturities
   of more than three months                                   -    (25,000)
  Net repayments of other short-term borrowings             (370)  (107,688)
  Stock option transactions                                1,028        472
  Dividends paid                                          (5,189)    (5,173)
                                                         -------    -------
    Net cash utilized by financing activities             (4,531)  (137,389)
                                                         -------    -------
Effect of exchange rate changes on cash                    3,953     (6,253)
                                                         -------    -------
      Increase in cash and cash equivalents              122,017     53,651
Cash and cash equivalents at beginning of year           233,095    127,115
                                                         -------    -------
      Cash and cash equivalents at end of period        $355,112    180,766
                                                         =======    =======
                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
              Three Months Ended March 31, 2002 and April 1, 2001
                            (Thousands of Dollars)
                                  (Unaudited)

                                                           2002       2001
                                                         -------     ------
Supplemental information
  Cash paid (received) during the period for:
    Interest                                            $ 31,309     42,539
    Income taxes                                        $(45,906)   (58,986)

See accompanying condensed notes to consolidated financial statements.








                         HASBRO, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Earnings
                             (Thousands of Dollars)
                                  (Unaudited)


                                                           Quarter Ended
                                                        --------------------
                                                        March 31,   Apr. 1,
                                                          2002       2001
                                                        --------   --------
Net earnings (loss)                                    $ (17,058)   (25,024)
Cumulative effect of accounting change                         -       (753)
Other comprehensive earnings (loss)                       (6,860)   (24,496)
                                                        --------   --------
Total comprehensive earnings (loss)                    $ (23,918)   (50,273)
                                                        ========   ========

See accompanying condensed notes to consolidated financial statements.


                         HASBRO, INC. AND SUBSIDIARIES
             Condensed Notes to Consolidated Financial Statements

           (Thousands of Dollars and Shares Except Per Share Data)
                                  (Unaudited)

(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and April 1, 2001, and the results of operations and cash flows for the periods then ended.

      The quarters ended March 31, 2002 and April 1, 2001 are thirteen week periods.

      The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

(2) Earnings per share data for the fiscal quarters ended March 31, 2002 and April 1, 2001 were computed as follows:

                                           2002                  2001
                                    -----------------     -----------------
                                     Basic    Diluted      Basic    Diluted
                                    -------   -------     -------   -------
  Earnings (loss) before cumulative
   effect of accounting change     $(17,058)  (17,058)    (23,958)  (23,958)
                                    =======   =======     =======   =======

  Average shares outstanding        172,594   172,594     171,933   171,933
  Effect of dilutive securities;
    Options and warrants                  -         -           -         -
                                    -------   -------     -------   -------
  Equivalent shares                 172,594   172,594     171,933   171,933
                                    =======   =======     =======   =======

  Earnings (loss) per share before
   cumulative effect of accounting
   change                          $   (.10)     (.10)       (.14)     (.14)
                                    =======   =======     =======   =======

Options and warrants to acquire shares totaling 36,409 at March 31, 2002 and 38,774 at April 1, 2001, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. The Company also has contingent convertible debt under which potentially issuable shares were not included as the contingency features were not met. If the contingent conversion features are met, the impact of conversion of the debentures will result in an additional 11,574 shares being included in the calculation of diluted earnings per share.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

          (Thousands of Dollars and Shares Except Per Share Data)
                                  (Unaudited)

(3) Other comprehensive earnings (loss) for the quarters ended March 31, 2002 and April 1, 2001 consist of the following:
                                                           2002         2001
                                                          ------       ------
Foreign currency translation adjustments                 $(6,135)     (19,764)
Changes in value of available-for-sale securities         (1,417)      (8,574)
Gains on cash flow hedging activities, net of tax            943        3,810
Reclassifications to income                                 (251)          32
                                                          ------       ------
                                                         $(6,860)     (24,496)
                                                          ======       ======

Reclassification adjustments from other comprehensive earnings to earnings of $251 for the quarter ended March 31, 2002 represent net gains on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. This $255 gain is net of losses on cash flow hedges reclassified to earnings as the result of hedge ineffectiveness of $4. Losses relating to hedge ineffectiveness were $32 for the quarter ended April 1, 2001. Additionally, in the quarter ended April 1, 2001, a loss of $60 was recognized in earnings relating to changes in fair value of derivatives which the Company excluded from its assessment of hedge effectiveness. There was no such amount for the quarter ended March 31, 2002. The Company expects the remaining deferred gain of $2,669 on derivative hedging instruments in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months. The remainder of the balance in accumulated other comprehensive earnings relates primarily to losses on the translation of foreign currency financial statements.

(4) Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and other Intangible Assets." As a result of adopting these statements, the Company's goodwill and certain intangible assets are no longer amortized. In addition, the Company evaluated its existing intangible assets and goodwill acquired in prior purchase business combinations based on the requirements included in Statement 141 and reassessed the useful lives and residual values of those intangible assets other than goodwill. As a result of this assessment, the lives of product rights totaling $75,700 obtained in the Company's acquisition of Milton Bradley in 1984 and Tonka in 1991 were adjusted to an indefinite life and tested for impairment in accordance with the provisions of Statement 142. No other reclassifications or adjustments of remaining useful lives were made as a result of this assessment.


                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

         (Thousands of Dollars and Shares Except Per Share Data)
                                  (Unaudited)

Statement 142 requires the Company, within six months of the date of adoption, to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. If indicators exist that goodwill is impaired, the Company has up to an additional six months to calculate the impairment of goodwill. The Company is in the process of performing the initial assessment. Because of the extensive efforts needed to perform this assessment, the Company cannot estimate the impact, if any, at this time of adopting the provisions of Statement 142. Upon completion of all required assessments, should an impairment arise, this transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

The following table provides a reconciliation of the reported net income by quarter for 2001 to adjusted net income had SFAS 142 been applied as of the beginning of fiscal year 2001:
                                           Quarter
                              -----------------------------------
                               First    Second    Third    Fourth   Full Year
                               -----    ------    -----    ------   ---------
Reported net earnings (loss)$(25,024)  (18,331)   50,602   52,485     59,732
Add back amortization:
Goodwill                      10,564    10,209    10,902   12,175     43,850
Indefinite life intangible
  assets                       2,451     2,451     2,451    2,452      9,805
Tax impact                    (5,142)   (4,680)     (412)   1,592     (8,642)
                             -------   -------    ------   ------    -------
Adjusted net earnings (loss)$(17,151)  (10,351)   63,543   68,704    104,745
                             =======   =======    ======   ======    =======

Basic and Diluted Earnings
  per Share
Reported net earnings (loss)$   (.15)     (.11)      .29      .30        .35
Add back amortization:
Goodwill                         .06       .06       .06      .07        .25
Indefinite life intangible
  assets                         .02       .02       .02      .02        .06
Tax impact                      (.03)     (.03)        -      .01       (.05)
                             -------   -------    ------   ------    -------
Adjusted net earnings (loss)$   (.10)     (.06)      .37      .40        .61
                             =======   =======    ======   ======    =======



                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

             (Thousands of Dollars and Shares Except Per Share Data)
                                  (Unaudited)

(5) Hasbro is a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's main reportable segments are U.S. Toys, Games, and International. The Company has two other segments, Operations and Retail, which meet the quantitative thresholds for reportable segments. In 2002, the Company has further refined its business segments. This refinement includes the realignment of the U.S. Tiger toy lines to the U.S. Toys segment, from the Games segment where all Tiger products had been included. Certain Tiger electronic games, primarily handheld, remain in the Games segment. In addition, the International operations of Tiger and Wizards of the Coast are now managed as part of the International segment beginning in January 2002.
The results of these units had been included in and managed as part of the Games segment. Prior year amounts have been reclassified to reflect the Company's current focus.

In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products, electronic interactive products, children's consumer electronics, electronic learning aids, and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The Operations segment sources product for the majority of the Company's segments. The Retail segment operates retail shops, which sell games products and offers an area for organized play of trading card and role-playing games. The Company also has other segments which license out certain toy and game properties. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are general corporate expenses, the elimination of intersegment transactions and assets not identified with a specific segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost.

The  accounting  policies of the segments are the same as those  described  in note 1 to the Company's consolidated financial statements for the fiscal year ended December 30, 2001, except for the Company's adoption of Statement of Financial Accounting Standards No. 142 described in Note 4.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2002 nor were those of the 2001 first quarter representative of those actually experienced for the full year 2001. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

                         HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

            (Thousands of Dollars and Shares Except Per Share Data)
                                  (Unaudited)

Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2002 and April 1, 2001 are as follows:

                                        Quarter Ended        Quarter Ended
                                       March 31, 2002        April 1, 2001
                                       --------------        -------------
                                     External  Affiliate  External  Affiliate
      Net revenues                   --------  ---------  --------  ---------
        U.S. Toys                  $  200,860      1,636   158,504    11,727
        Games                          92,849      4,243   124,620     7,207
        International                 136,145     17,297   156,864    16,203
        Operations (a)                  2,678     93,580     3,486    52,072
        Retail                          8,868          -     9,485         -
        Other segments                 10,867      2,578    10,327       709
        Corporate and eliminations          -   (119,334)        -   (87,918)
                                    ---------  --------- --------- ---------
                                   $  452,267          -   463,286         -
                                    =========  ========= ========= =========

                                         Quarter ended          Quarter ended
                                        March 31, 2002          April 1, 2001
                                        --------------         --------------
      Operating profit (loss)
        U.S. Toys                          $   26,240                (14,956)
        Games                                  (2,501)                16,092
        International                         (29,090)               (22,755)
        Operations                             (2,771)                (3,545)
        Retail                                 (5,422)                (6,805)
        Other segments                          6,393                  5,955
        Corporate and eliminations                806                 11,907
                                            ---------              ---------
                                           $   (6,345)               (14,107)
                                            =========              =========

                                         March 31, 2002        April 1, 2001
                                         --------------        -------------
      Total assets
        U.S. Toys                          $  870,981                995,538
        Games                               1,045,987              1,011,243
        International                       1,032,991              1,159,945
        Operations                            477,112                371,360
        Retail                                 25,172                 43,184
        Other segments                         47,037                 21,311
        Corporate and eliminations           (364,732)              (239,623)
                                            ---------              ---------
                                           $3,134,548              3,362,958
                                            =========              =========
(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

                      HASBRO, INC. AND SUBSIDIARIES
       Condensed Notes to Consolidated Financial Statements (continued)

             (Thousands of Dollars and Shares Except Per Share Data)
                                  (Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters ended March 31, 2002 and April 1, 2001:

                                                  2002                 2001
                                                -------              -------
Boys toys                                     $ 188,800               85,100
Games and puzzles                               151,000              204,100
Preschool toys                                   33,200               28,300
Creative play                                    26,300               40,100
Girls toys                                       12,000                9,100
Other                                            40,967               96,586
                                                -------              -------
Net revenues                                  $ 452,267              463,286
                                                =======              =======

(6) Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets. The adoption of this statement did not have an impact on the Company's consolidated results of operations and financial position.

Also effective December 31, 2001, the Company adopted the remaining provisions of the Emerging Issues Task Force Issue No. 01-9, "Accounting for
Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" (Issue No. 01-9), which addresses vendor recognition, reporting characterization, timing of recognition and classification in the statement of operations of certain consideration given to a customer in connection with the sale of the vendor's products. The adoption of these provisions did not materially impact revenue and expense classifications in the statement of operations or reported net earnings.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                (Thousands of Dollars Except Per Share Data)

RESULTS OF OPERATIONS
---------------------
Net loss for the first quarter of 2002 was $(17,058) compared with $(25,024) in the first quarter of 2001. Basic and diluted loss per share for the quarter was $(.10) in 2002 compared with $(.15) in 2001. The net loss and basic and diluted earnings per share for 2001 include a cumulative effect of accounting change of $(1,066) or $(.01) per share relating to the adoption of SFAS 133.

Consolidated net revenues for the quarter ended March 31, 2002 were $452,267 compared to $463,286 for the quarter ended April 1, 2001, a decrease of 2%.
Most of the Company's revenues and operating earnings are derived from its three principal segments, U.S. Toys, Games and International. In 2002, the Company has reclassified its segment results for 2001 to reflect the realignment of certain operating divisions within its major segments. Toy lines included in the U.S. Tiger product lines have been reclassed to the U.S. Toys segment from the Games segment, where all Tiger products had been included. Certain Tiger electronic games, primarily handheld, remain in the Games segment. In addition, the international operations of Tiger and Wizards of the Coast, previously managed as part of the Games segment, are now managed as part of the International segment.

U.S. TOYS
U.S. Toys net revenues increased 27% from $158,504 for the quarter ended April 1, 2001 to $200,860 for the quarter ended March 31, 2002. The increase was primarily due to shipments of products related to STAR WARS: EPISODE II:
ATTACK OF THE CLONES, which is scheduled for release on May 16, 2002. The increase is also partly due to shipments of product related to BOB THE BUILDER as well as increased sales of certain core products, including GI JOE and TRANSFORMERS products. These increases were partially offset by decreased sales of electronic interactive products, such as POO-CHI, as well as decreased sales of creative play products. U.S. Toys operating profit increased from an operating loss of $(14,956) for the quarter ended April 1, 2001 to an operating profit of $26,240 for the quarter ended March 31, 2002. This increase was primarily due to increased revenues combined with decreased selling, distribution, and administrative expenses. Decreased selling, distribution and administration costs resulted from the Company's cost reduction initiatives, including the combination of its U.S. Toys group in essentially one location, a process begun in late 2000. During the remainder of 2002, the Company expects higher sales of STAR WARS related products due to the theatrical release of STAR WARS: EPISODE II: ATTACK OF THE CLONES, in May. Sales of product related to entertainment-based properties, such as STAR WARS, typically carry a higher gross margin. These products also typically carry a higher royalty rate and the resulting operating profit is not as high as it is for revenues derived from the sale of owned brands.
                         HASBRO, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
               Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

Higher amortization expense relating to the product rights associated with STAR WARS was offset by decreased amortization of goodwill and product rights deemed to have an indefinite life as the result of the Company's adoption of Statement of Financial Accounting Standards No. 142 ("FAS 142") at the beginning of fiscal 2002. FAS 142 eliminates the amortization of goodwill and certain intangibles deemed to have an indefinite life.

GAMES
Games net revenues decreased by 25% from $124,620 for the quarter ended April 1, 2001 to $92,849 for the quarter ended March 31, 2002. Approximately 64% of this decrease relates to decreased sales of POKEMON and MAGIC: THE GATHERING trading card games. The decrease in MAGIC: THE GATHERING is principally due to an additional release in 2001 versus 2002. The remaining decrease is primarily due to decreased sales of traditional board games offset somewhat by sales of STAR WARS and HARRY POTTER trading card games. Games operating profit decreased from an operating profit of $16,092 for the quarter ended April 1, 2001 to an operating loss of $(2,501) for the quarter ended March 31, 2002. The decrease in operating profit was primarily due to decreased gross margin as the result of the decrease in sales as well as increased research and development expenses. Partially offsetting these factors were decreased selling, distribution and administrative expenses primarily due to the Company's cost reduction initiatives, and reduced intangible amortization expense as the result of the adoption of Statement of Financial Accounting Standards No. 142, which eliminates amortization of goodwill and certain intangibles deemed to have indefinite lives.

INTERNATIONAL
International net revenues decreased by 13% from $156,864 for the quarter ended April 1, 2001 to $136,145 for the quarter ended March 31, 2002. This decrease is partly the result of decreased sales of POKEMON products as well as decreased sales of electronic interactive products. The sale of POKEMON products was still strong internationally in the first and second quarter of 2001. These decreases were partially offset by shipments of DISNEY product related to the international release of MONSTERS, INC. International revenues were adversely impacted by approximately $5,400 from the stronger U.S. dollar. International operating loss increased from $(22,755) for the quarter ended April 1, 2001 to $(29,090) for the quarter ended March 31, 2002. The increase in operating loss was primarily the result of decreased sales and, to a lesser extent, increased royalty expenses due to increased sales of licensed products.

OTHER SEGMENTS
Revenues from the Retail segment decreased 7% from $9,485 for the quarter ended April 1, 2001 to $8,868 for the quarter ended March 31, 2002. Operating loss for the retail segment decreased from $(6,805) for the quarter ended April 1, 2001 to $(5,422) for the quarter ended March 31, 2002. The decrease in revenues and operating loss was primarily due to the closing of certain underperforming stores in 2001.

                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

GROSS PROFIT
------------
The Company's gross margin increased from 59.0% for the quarter ended April 1, 2001 to 63.2% for the quarter ended March 31, 2002. This increase was due to changes in product mix with increased sales of STAR WARS products and sales of DISNEY product, which were partially offset by decreased sales of trading card games, all of which have higher gross margins. The increase is also due, to a lesser extent, to reduced inventory closeout sales in the first quarter of 2002 as a result of the Company's improved inventory management. The Company has maintained lower levels of inventory in the first quarter of 2002, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond  to  consumer demand could result in overproduction  of  less  popular items, which could result in higher obsolescence costs. The Company anticipates higher gross margins in 2002 as a result of increased sales of entertainment based-products, such as STAR WARS products due to the scheduled theatrical release of STAR WARS: EPISODE II: ATTACK OF THE CLONES in May 2002 and DISNEY products due to the scheduled release of LILO and STITCH in June 2002. The expected increase in margins will be partially offset by increased royalty expense relating to these sales as well as increased amortization of related product rights.

EXPENSES
--------
Amortization expense of $21,449 in the first quarter of 2002 decreased from $29,421 in the first quarter of 2001. This decrease is related to the Company's adoption of Statements of Financial Accounting Standards 141 and 142, which require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually. The decrease related to the adoption of these statements is partially offset by increased amortization of the product rights related to STAR WARS as a result of increased sales of STAR WARS product in anticipation of the May 2002 release of STAR WARS EPISODE II: ATTACK OF THE CLONES.

Royalties, research and development expenses for the quarter increased to $84,669 or 18.7% of net revenues in the first quarter of 2002 from $56,735 or 12.2% of net revenues in the first quarter of 2001. Approximately 90% of this increase was due to increased royalty expense as a result of increased sales of entertainment based product, primarily STAR WARS related. The remainder of the increase relates to increased research and development expense as a result of the Company's continued focus on efforts to develop its core brand strategy. As noted above, the Company expects a higher level of royalties in 2002 as the result of product sales related to the theatrical releases of STAR WARS EPISODE II: ATTACK OF THE CLONES and Disney's LILO & STICH.

Advertising expense decreased marginally in amount to $46,889 in 2002 from $47,613 in 2001 and stayed consistent as a percentage of revenues at 10.4% in 2002 compared with 10.3% in 2001.

                          HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

The Company's selling, distribution and administration expenses, which, with the exception of distribution costs, are largely fixed, decreased to $139,191 or 30.8% of net revenues in the first quarter of 2002 from $153,819 or 33.2% of net revenues in the first quarter of 2001. In dollars, approximately 82% of this decrease relates to decreased marketing and sales expenses as a result of the Company's focus on improved supply chain management as well as other cost reduction efforts of the Company.

NONOPERATING (INCOME) EXPENSE
-----------------------------
Interest expense for the first quarter of 2002 was $19,542 compared with $25,890 in the first quarter of 2001. The decrease is related to lower long-term interest rates in 2002 due to the issuance of $250,000 of 2.75% convertible senior debentures in the fourth quarter of 2001, the proceeds of which were used to repurchase debt with higher interest rates, as well as decreases in average short-term borrowings outstanding during the first quarter of 2002.

INCOME TAXES
------------
Income tax benefit as a percentage of pretax loss in the first quarter of 2002 was 26% compared to 32% in the first quarter of 2001. The income tax rate for the full year 2001 was 36.8%. The decrease in rate is primarily due to the adoption of Statement of Financial Accounting Standards No. 142, which eliminates amortization of goodwill and certain intangibles deemed to have an indefinite life and, to a lesser extent, smaller operating losses in jurisdictions with no tax benefit.

OTHER INFORMATION
-----------------
Typically, due to the seasonal nature of its business, the Company expects the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this trend will generally continue, although the first half of 2002 may represent a greater proportion of full year revenues than the first half of 2001, principally because of the May 2002 release of STAR WARS: EPISODE II:
ATTACK OF THE CLONES. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and
(c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders being placed for immediate delivery.
                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At April 28, 2002 and April 29, 2001, the Company's unshipped orders were approximately $241,000 and $287,000, respectively.

On January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 138, which require that all derivative instruments, such as foreign exchange contracts, be recorded on the balance sheet at fair value. The effect of adopting these standards on earnings, net of taxes, was $(1,066) while the effect on Accumulated Other Comprehensive Earnings was $(753), which was reclassified to earnings over the final three quarters of 2001 through cost of sales.

During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). In May of 2002 the OFT issued preliminary decisions proposing to find that Hasbro U.K. had entered into agreements with certain retailers and distributors in the U.K. to fix prices in violation of U.K. competition laws. These decisions are not final and the Company is in the process of preparing a comprehensive response to the OFT. If a fine is imposed pursuant to the OFT inquiry, the Company currently estimates that the amount of the fine could range from approximately $236 to approximately $38,300. Because of a number of factors, including the lack of precedent under the applicable U.K. statute and the significant appeal rights available to the Company in the event of an adverse final determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. The Company accrued a charge to earnings in 2001 equal to the low end of the range set forth above. As a result, any fine that is imposed in excess of this accrued amount would have an adverse effect on the Company's results of operations in the quarter in which such additional liability is fixed or resolved. While the Company believes that some fine will be imposed, it is the Company's position that the amount of any fine should be at or near the low end of the range set forth above, and it will be vigorously pursuing this position in its discussions with the OFT.


                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Hasbro has historically generated a significant amount of cash from normal operations. The Company funds its operations and liquidity primarily through cash flows from operations, as well as utilizing borrowings under the Company's secured and unsecured credit facilities when needed. The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay a significant portion of outstanding short-term debt. During 2002, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility and believes that the funds available to it are adequate to meet its needs. However, unforeseen circumstances, such as severe softness in or a collapse of the retail environment may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility, a circumstance most likely to occur when operating shortfalls would most require supplementary borrowings.

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

Cash flows provided by operating activities were $137,880 and $193,772 for the first quarters of 2002 and 2001, respectively. Receivables were $287,379 at
March 31, 2002 compared to $255,450 at April 1, 2001. The increase in receivables is due to the mix of products sold in the first quarter of 2002. The Company had lower sales of trading card games, which generally have shorter payment terms. In addition, products related to STAR WARS: EPISODE II:
ATTACK OF THE CLONES began shipping late in the quarter to meet scheduled retail introduction requirements, and were not yet due for payment. Inventories decreased approximately 24% from last year's levels, primarily reflecting improved inventory management. Prepaid expenses decreased to $217,642 at March 31, 2002 from $237,013 at April 1, 2001. The Company has been actively seeking to reduce expenditures and this decreased level of spending is reflected in decreased prepaid expenses, as well as in decreased liabilities. Partially offsetting these decreases were increased advance royalties, primarily relating to STAR WARS products. A substantial portion of these royalties was considered long-term in 2001 and included in other assets.
                         HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

Accounts payable and accrued liabilities decreased by $199,666 from $713,034 at April 1, 2001 to $513,368 at March 31, 2002. Approximately 28% of the decrease was due to amounts accrued in the prior year for contingent consideration related to the Wizards of the Coast acquisition, while 16% of the decrease relates to decreased restructuring provisions relating to the Company's December 2000 consolidation plan as a result of payments made. The remaining decrease is primarily due to reduced accounts payable as a result of the lower level of inventory and expenses accrued at March 31, 2002.

Collectively, property, plant and equipment and other assets decreased $293,383 from the comparable period in the prior year, primarily reflecting amortization of intangibles and depreciation of property, plant and equipment, partially offset by additions to property, plant and equipment. The remainder of the decrease is primarily related to the reclassification of prepaid STAR WARS royalties from long-term to current as a result of the anticipated realization of these royalties in connection with the theatrical release of STAR WARS EPISODE II: ATTACK OF THE CLONES in May 2002. On December 31, 2001, the Company adopted Statements of Financial Accounting Standards 141 and 142, which eliminates the amortization of goodwill and certain other intangibles deemed to have an indefinite life. These intangibles and goodwill will instead be tested for impairment on an annual basis.

Net borrowings (short and long-term borrowings less cash and cash equivalents) decreased to $846,182 at March 31, 2002 from $1,078,991 at April 1, 2001. This reflects an increase in cash of $174,346, primarily as the result of increased cash flows from operations, which has also resulted in a decrease in short-term borrowings. The Company has $324,873 of 7.95% Notes due March 2003, which have been reclassified to current installments of long-term debt at March 31, 2002. It is the Company's intention that cash provided by operations will be used to settle this obligation. At December 30, 2001, the Company had a committed secured revolving credit agreement of $325,000, maturing in February 2003. In March 2002, the Company entered into an amended and restated revolving credit facility with its existing bank group, which extended the term of the facility through March 2005, increased the amount available to the Company for borrowing under this facility to $380,000, and eased certain restrictions regarding the retirement of long-term debt prior to stated maturity. The amended and restated facility is secured by substantially all domestic accounts receivable and inventory, as well as certain intangible assets of the Company. In addition to this available committed line, the Company also has available uncommitted lines approximating $47,000. At March 31, 2002, approximately $56,000 of these committed and uncommitted lines were in use. The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in 2002.

The Company has letters of credit of approximately $21,900 and inventory purchase commitments of $80,900 outstanding at March 31, 2002.

                          HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

Critical Accounting Policies and Significant Estimates
------------------------------------------------------
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, inventory valuation, recoverability of goodwill and intangible assets, and recoverability of royalty advances and commitments.

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. This net revenue is reflected as such in the Company's financial statements. The
Company routinely commits to promotional allowance programs with customers. These allowances primarily relate to fixed programs, with the customer earning the allowances based on purchases of Company products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

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

On December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this Statement, goodwill and intangible assets are allocated to applicable reporting units. Goodwill and intangible assets deemed to have indefinite lives will be tested for impairment annually using a two step process that begins with an estimation of fair value of the reporting unit. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists.

                          HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated discounted cash flows. The preparation of future cash flows and calculation of fair values of reporting units requires significant judgments and estimates with respect to future revenues related to the respective asset or assets and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in these assessments and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

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

FINANCIAL RISK MANAGEMENT
-------------------------
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as a result of sourcing products in U.S.
dollars, Hong Kong dollars and Euros while marketing those products in more than thirty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Canadian dollar and Mexican peso and, to a lesser extent, other currencies, including those in Latin American countries.


                          HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

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

FORWARD-LOOKING STATEMENTS
--------------------------
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the Company's ability to manufacture, source and ship new and continuing products on a timely basis and the acceptance of those products by customers and consumers at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of products; economic conditions, including higher fuel prices, currency fluctuations and government regulations and other actions in the various markets in which the Company operates throughout the world; the inventory policies of retailers, including the concentration of the Company's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management techniques, which increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; the bankruptcy or other lack of success of one of the Company's significant retailers which could negatively impact the Company's revenues or bad debt exposure; the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment; the ability of the Company to generate sufficient available cash flow to service its outstanding debt; restrictions on the Company contained in the Company's
                          HASBRO, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                (Thousands of Dollars Except Per Share Data)

credit agreements; market conditions, third party actions or approvals and the impact of competition that could delay or increase the cost of implementation of the Company's consolidation programs, prevent the Company from fully realizing advance royalties paid in connection with licensed products, result in an impairment of the goodwill associated with acquired companies or impacted product lines, reduce actual results, and cause anticipated benefits of acquisitions to be delayed or reduced in their realization; and other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC such as Forms 8-K, 10-Q and 10-
K. The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
                       PART II.  Other Information

Item 1.   Legal Proceedings.

During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). In May of 2002 the OFT issued preliminary decisions proposing to find that Hasbro U.K. had entered into agreements with certain retailers and distributors in the U.K. to fix prices in violation of U.K. competition laws. These decisions are not final and the Company is in the process of preparing a comprehensive response to the OFT. If a fine is imposed pursuant to the OFT inquiry, the Company currently estimates that the amount of the fine could range from approximately $236,000 to approximately $38.3 million. Because of a number of factors, including the lack of precedent under the applicable U.K. statute and the significant appeal rights available to the Company in the event of an adverse final determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. The Company has accrued a charge to earnings in 2001 equal to the low end of the range set forth above. As a result, any fine that is imposed in excess of this accrued amount would have an adverse effect on the Company's results of operations in the quarter in which such additional liability is fixed or resolved. While the Company believes that some fine will be imposed, it is the Company's position that the amount of any fine should be at or near the low end of the range set forth above, and it will be vigorously pursuing this position in its discussions with the OFT.

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

         3.2 Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's
              Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
PART II.  Other Information (continued)

Item 6.   Exhibits and Reports on Form 8-K. (continued)
         (a)  Exhibits (continued)

         3.3 Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(c) to the Company's
              Annual Report on Form 10-K for the year ended December 30, 2001, File No. 1-6682.)

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

         4.3 Indenture, dated as of November 30, 2001, by and between the Company and the Bank of Nova Scotia Trust Company of New York.
             (Incorporated by reference to Exhibit 4.1 to the Company's
              Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)

         4.4 Second Amended and Restated Revolving Credit Agreement dated as of March 19, 2002 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.
             (Incorporated by reference to Exhibit 4(d) to the Company's
              Annual Report on Form 10-K for the year ended December 30, 2001, File No. 1-6682.)

Item 6.   Exhibits and Reports on Form 8-K. (continued)
         (a)  Exhibits. (continued)

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

         11 Computation of Earnings Per Common Share - Quarters Ended March 31, 2002 and April 1, 2001.

         12   Computation of Ratio of Earnings to Fixed Charges -
              Quarter Ended March 31, 2002.

           (b)  Reports on Form 8-K

             A Current Report on Form 8-K, dated April 22, 2002, was filed by the Company and included the Press Release dated April 22, 2002 announcing the Company's results for the first quarter of 2002. Consolidated Statements of Earnings (without notes) for the quarters ended March 31, 2002 and April 1, 2001 and
             Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed with the Current Report on Form 8-K.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HASBRO, INC.
                                             ------------
                                             (Registrant)


Date: May 15, 2002                           By:  /s/ David D. R. Hargreaves
                                                 ---------------------------
                                                 David D. R. Hargreaves
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                (Duly Authorized Officer and
                                                 Principal Financial Officer)

                        HASBRO, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q
                     For the Period Ended March 31, 2002


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

  3.3         Amended and Restated Bylaws of the Company, as amended.
             (Incorporated by reference to Exhibit 3(c) to the Company's
              Annual Report on Form 10-K for the year ended December 30, 2001, File No. 1-6682.)

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

  4.3 Indenture, dated as of November 30, 2001, by and between the Company and the Bank of Nova Scotia Trust Company of New York.
             (Incorporated by reference to Exhibit 4.1 to the Company's
              Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)

  4.4 Second Amended and Restated Revolving Credit Agreement dated as of March 19, 2002 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.
             (Incorporated by reference to Exhibit 4(d) to the Company's
              Annual Report on Form 10-K for the year ended December 30, 2001, File No. 1-6682.)

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

  11 Computation of Earnings Per Common Share - Quarters Ended March 31, 2002 and April 1, 2001.

  12          Computation of Ratio of Earnings to Fixed Charges -
              Quarter Ended March 31, 2002.