Form 10-Q
period 2002-06-30
HASBRO INC
filed 2002-08-13
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes X or No
The number of shares of Common Stock, par value $.50 per share, outstanding as of July 26, 2002 was 173,140,341.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)

	(Unaudited)
	June 30,	July 1,	Dec. 30,
Assets	2002	2001	2001
	---------	---------	---------
Current assets
Cash and cash equivalents	$57,057	56,819	233,095
Accounts receivable, less allowance
for doubtful accounts of $50,500,
$56,200 and $49,300	479,443	399,402	572,499
Inventories:
Finished products	250,660	291,002	180,286
Work in process	13,405	24,007	19,639
Raw materials	15,808	21,629	17,554
	--------------	--------------	--------------
Total inventories	279,873	336,638	217,479

Deferred income taxes	99,078	151,078	103,657
Prepaid expenses	191,841	234,344	241,888
	--------------	--------------	--------------
Total current assets	1,107,292	1,178,281	1,368,618

Property, plant and equipment, net	228,588	268,054	235,360
	--------------	--------------	--------------

Other assets
Goodwill	465,212	784,670	761,575
Other intangibles, less accumulated
amortization of $434,300, $355,100
and $398,200	763,364	849,001	805,027
Other	320,321	253,783	198,399
	--------------	--------------	--------------
Total other assets	1,548,897	1,887,454	1,765,001
	--------------	--------------	--------------

Total assets	$2,884,777	3,333,789	3,368,979
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, continued

(Thousands of Dollars Except Share Data)

	(Unaudited)
	June 30,	July 1,	Dec. 30,
Liabilities and Shareholders' Equity	2002	2001	2001
	---------	---------	---------
Current liabilities
Short-term borrowings	$17,066	173,253	34,024
Current installments of long-term debt	277,928	1,729	2,304
Accounts payable	124,127	148,703	123,109
Accrued liabilities	429,081	468,138	599,154
	--------------	--------------	--------------
Total current liabilities	848,202	791,823	758,591

Long-term debt, excluding current
installments	846,361	1,167,035	1,165,649
Deferred liabilities	98,185	117,000	91,875
	--------------	--------------	--------------
Total liabilities	1,792,748	2,075,858	2,016,115
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630 at June 30, 2002,
July 1, 2001 and December 30, 2001	104,847	104,847	104,847
Additional paid-in capital	459,184	462,149	457,544
Deferred compensation	(1,836)	(4,436)	(2,996)
Retained earnings	1,323,336	1,529,689	1,622,402
Accumulated other comprehensive earnings	(37,563)	(63,647)	(68,398)
Treasury stock, at cost; 36,550,420
37,156,990 and 36,736,156 shares	(755,939)	(770,671)	(760,535)
	--------------	--------------	--------------
Total shareholders' equity	1,092,029	1,257,931	1,352,864
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$2,884,777	3,333,789	3,368,979
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	--------------------		-------------------------
	June 30, 2002 --------	July 1, 2001 --------	June 30, 2002 ---------	July 1, 2001 ---------
Net revenues	$545,990	510,971	998,257	974,257
Cost of sales	196,165	204,008	362,579	393,813
	------------	------------	-------------	-------------
Gross profit	349,825	306,963	635,678	580,444
	------------	------------	-------------	-------------
Expenses
Amortization	22,766	28,862	44,215	58,283
Royalties	65,712	39,961	117,168	66,399
Research and product development	36,770	29,907	69,983	60,204
Advertising	58,507	51,065	105,396	98,678
Selling, distribution and administration	152,069	157,209	291,260	311,028
	------------	-------------	-------------	--------------
Total expenses	335,824	307,004	628,022	594,592
	------------	-------------	-------------	--------------
Operating profit (loss)	14,001	(41)	7,656	(14,148)
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	18,317	25,321	37,859	51,211
Other (income) expense, net	30,667	1,595	27,832	(3,170)
	------------	-------------	-------------	--------------
Total nonoperating (income) expense	48,984	26,916	65,691	48,041
	------------	-------------	-------------	--------------
Earnings (loss) before income taxes and
cumulative effect of accounting change	(34,983)	(26,957)	(58,035)	(62,189)
Income taxes	(9,095)	(8,626)	(15,089)	(19,900)
	------------	-------------	-------------	--------------
Net earnings (loss) before cumulative
effect of accounting change	(25,888)	(18,331)	(42,946)	(42,289)
Cumulative effect of accounting change,
net of tax	-	-	(245,732)	(1,066)
	------------	-------------	-------------	--------------
Net earnings (loss)	$(25,888)	(18,331)	(288,678)	(43,355)
	=======	=======	=======	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)

(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	--------------------		-------------------------
	June 30, 2002 --------	July 1, 2001 --------	June 30, 2002 ---------	July 1, 2001 ---------
Basic and diluted per common share
Earnings (loss) before cumulative
effect of accounting change	$(0.15)	(0.11)	(0.25)	(0.25)
	=======	=======	=======	========
Cumulative effect of accounting
change, net of tax	$-	-	(1.42)	(0.01)
	=======	=======	=======	========
Net earnings (loss)	$(0.15)	(0.11)	(1.67)	(0.25)
	=======	=======	=======	========
Cash dividends declared	$.03	.03	.06	.06
	=======	=======	=======	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2002 and July 1, 2001

(Thousands of Dollars)
(Unaudited)
	2002	2001
	-------	-------
Cash flows from operating activities
Net earnings (loss)	$(288,678)	(43,355)
Adjustments to reconcile net earnings to net cash
provided (utilized) by operating activities:
Cumulative effect of accounting change, net of tax	245,732	1,066
Depreciation and amortization of plant and equipment	40,258	41,622
Other amortization	44,215	58,283
Loss on impairment of investment	38,633	-
Deferred income taxes	7,208	40,125
Compensation earned under restricted stock programs	818	1,562
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	103,156	273,985
Increase in inventories	(53,717)	(13,807)
Decrease in prepaid expenses	62,731	21,412
Decrease in accounts payable and accrued liabilities	(163,271)	(356,622)
Other, including long-term advances	(113,988)	(10,341)
	------------	------------
Net cash provided (utilized) by operating activities	(76,903)	13,930
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(25,550)	(22,534)
Investments and acquisitions, net of cash acquired	(7,419)	-
Other	855	2,587
	------------	------------
Net cash utilized by investing activities	(32,114)	(19,947)
	------------	------------
Cash flows from financing activities
Repayments of borrowings with original maturities
of more than three months	(50,000)	(25,000)
Net repayments of other short-term borrowings	(16,897)	(24,647)
Stock option transactions	2,591	1,737
Dividends paid	(10,383)	(10,347)
	------------	------------
Net cash utilized by financing activities	(74,689)	(58,257)
	------------	------------
Effect of exchange rate changes on cash	7,668	(6,022)
	------------	------------
Decrease in cash and cash equivalents	(176,038)	(70,296)
Cash and cash equivalents at beginning of year	233,095	127,115
	------------	------------
Cash and cash equivalents at end of period	$57,057	56,819
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Six Months Ended June 30, 2002 and July 1, 2001

(Thousands of Dollars)
(Unaudited)

	2002	2001
	-------	-------
Supplemental information
Cash paid (received) during the period for:
Interest	$ 39,552	$ 50,267
Income taxes	$(50,402)	$(49,909)

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	------------------		------------------
	June 30, 2002 -------	July 1, 2001 -------	June 30, 2002 -------	July 1, 2001 -------
Net earnings (loss)	$(25,888)	(18,331)	(288,678)	(43,355)
Cumulative effect of accounting change	-	-	-	(753)
Other comprehensive earnings (loss)	37,695	6,320	30,835	(18,176)
	----------	----------	----------	----------
Total comprehensive earnings (loss)	$11,807	(12,011)	(257,843)	(62,284)
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars)
(Unaudited)

(1)   In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and July 1, 2001, and the results of operations and cash flows for the periods then ended in accordance with U.S. GAAP.

The year to date periods ended June 30, 2002 and July 1, 2001 are 26-week periods.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

(2)   The Company's other comprehensive earnings (loss) for the quarter and six months ended June 30, 2002 and July 1, 2001 consist of the following:
	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
	---------	---------	---------	---------
Foreign currency translation adjustments	$34,526	(1,488)	28,391	(21,252)
Changes in value of available-for-sale securities	(16,367)	7,223	(17,784)	(1,351)
Gains (losses) on cash flow hedging activities, net of tax	(7,620)	780	(6,677)	4,590
Reclassifications to earnings	27,156	(195)	26,905	(163)
	----------	----------	----------	----------
	$37,695	6,320	30,835	(18,176)
	======	======	======	======

Reclassification adjustments from other comprehensive earnings to earnings for the quarter ended June 30, 2002 are comprised primarily of an impairment charge relating to an other than temporary decrease in the value of the Company's available-for-sale securities. Additionally for the quarter and six months ended June 30, 2002, net gains on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in costs of sales, have been reclassified to earnings. The gains on cash flow hedging derivatives for the quarter and six months ended June 30, 2002 are net of losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $14 and $18 for the respective periods.

Reclassification adjustments from other comprehensive earnings for the quarter and six months ended July 1, 2001 consist primarily of net gains on cash flow hedging derivatives for which the related transaction had impacted earnings, largely offset by losses on available-for-sale securities sold during the period. The gains on cash flow hedging derivatives for the quarter ended July 1, 2001 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $10, while the gains on cash flow hedging derivatives for the six months ended July 1, 2001 were net of losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $32. Additionally, in the six months ended July 1, 2001, a loss of $1,103 was recognized in earnings relating to changes in fair value of derivatives which the Company excluded from its assessment of hedge effectiveness. There was no such amount for the quarter ended June 30, 2002.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars)
(Unaudited)

The Company expects substantially all of the remaining deferred loss of $5,174 on derivative hedging instruments in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months. The remainder of the balance in accumulated other comprehensive income relates primarily to losses on the translation of foreign currency financial statements.

(3)   Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." As a result of adopting these statements, the Company's goodwill and certain intangible assets are no longer amortized. In addition, the Company evaluated its existing intangible assets and goodwill acquired in prior purchase business combinations based on the requirements included in Statement 141 and reassessed the useful lives and residual values of those intangible assets other than goodwill. As a result of this assessment, the lives of product rights having a net book value of $75,700 obtained in the Company's acquisition of Milton Bradley in 1984 and Tonka in 1991 were determined to have an indefinite life and tested for impairment in accordance with the provisions of Statement 142. No other reclassifications or adjustments of remaining useful lives were made as a result of this assessment.

Statement 142 requires the Company to perform an annual impairment test for goodwill and intangible assets with indefinite lives. Additionally, within six months of adopting the statement, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This assessment was completed during the second quarter. As part of this assessment, the Company allocated goodwill and other corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of these reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows and compares these values in total with the fair value of the business based on market capitalization at the date of testing. Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of tax, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit. This transitional charge was recorded as a cumulative effect of a change in accounting principle and, in accordance with the statement, recorded retroactively to the first quarter.

A portion of the Company's goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of SFAS 142 testing, these assets were allocated to the reporting units within the Company's operating segments. Including this allocation, the changes in carrying amount of goodwill, by operating segment for the six months ended June 30, 2002 are as follows:

	U.S. Toys	Games	International	Corporate	Total
	-------------	----------	-----------------	--------------	-------
Balance at Dec. 30, 2001	$105,773	158,321	19,893	477,588	$761,575
Allocation of Corporate	208,885	104,893	163,810	(477,588)	-
Impairment	(296,223)	-	-	-	(296,223)
Foreign Exchange	-	-	1,311	-	1,311
Other	-	(1,451)	-	-	(1,451)
	--------------	------------	-----------	------------	--------------
	$ 18,435	261,763	185,014	-	$465,212
	========	=======	======	=======	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars)
(Unaudited)

The other reduction in the carrying value of the Games segment goodwill results primarily from the settlement of a dispute with the former shareholders of Wizards of the Coast, which was acquired in September 1999.

The following table provides a reconciliation of the reported net income by quarter for 2001 to adjusted net income had SFAS 142 been applied as of the beginning of fiscal year 2001:
	Quarter
	------------------------------------------------------------
	First	Second	Third	Fourth	Full Year
	------	----------	-------	--------	------------
Reported net earnings (loss)	$(25,024)	(18,331)	50,602	52,485	59,732
Add back amortization:
Goodwill	10,564	10,209	10,902	12,175	43,850
Indefinite life intangible assets	2,451	2,451	2,451	2,452	9,805
Tax impact	(5,142)	(4,680)	(412)	1,592	(8,642)
	------------	----------	----------	----------	------------
Adjusted net earnings (loss)	$(17,151)	(10,351)	63,543	68,704	104,745
	=======	======	======	======	=======

Basic and Diluted Earnings
per Share
Reported net earnings (loss)	$ (.15)	(.11)	.29	.30	.35
Add back amortization:
Goodwill	.06	.06	.06	.07	.25
Indefinite life intangible assets	.02	.02	.02	.02	.06
Tax impact	(.03)	(.03)	-	.01	(.05)
	-------	-------	------	------	-------
Adjusted net earnings (loss)	$ (.10)	(.06)	.37	.40	.61
	====	====	====	====	====

The Company will continue to incur amortization expense related to the use of its rights to produce various products that were acquired. The amortization of these product rights will fluctuate depending on related projected revenues during an annual period, as well as rights reaching the end of their useful lives. The Company currently estimates continuing amortization expense for the next five years to be approximately:
2002	$90,000
2003	80,000
2004	70,000
2005	90,000
2006	75,000

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars)
(Unaudited)

(4)   Hasbro is a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's main reportable segments are U.S. Toys, Games and International. The Company has two other segments, Operations and Retail, which meet the quantitative thresholds for reportable segments. As of the beginning of 2002, the Company had further refined its business segments. This refinement included the realignment of the U.S. Tiger toy lines to the U.S. Toys segment, from the Games segment where all Tiger products had been included. Certain Tiger electronic games, primarily handheld, remain in the Games segment. In addition, the International operations of Tiger and Wizards of the Coast are now managed as part of the International segment beginning in January 2002. The results of these units had been included in and managed as part of the Games segment. Prior year amounts have been reclassified to reflect the Company's current focus.

In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products, electronic interactive products, children's consumer electronics, electronic learning aids, and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, trading card games, and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The Operations segment sources product for the majority of the Company's segments. The Retail segment operates retail shops, which sell games products and offer an area for organized play of trading card and role-playing games. The Company also has other segments which license out certain toy and game properties. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are general corporate expenses, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. The accounting policies of the segments are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 30, 2001, except for the Company's adoption of Statement of Financial Accounting Standards No. 142 described in Note 3 and the Company's adoptions of Statement of Financial Accounting Standards No. 144 as of December 31, 2001, which did not have an impact on the Company's consolidated results of operations and financial position.

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2002 nor were those of the comparable 2001 periods representative of those actually experienced for the full year 2001. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and six months ended June 30, 2002 and July 1, 2001 are as follows.

	Quarter ended
	------------------
	June 30, 2002		July 1, 2001
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. Toys	$199,635	1,164	168,607	5,303
Games	152,039	10,157	161,908	9,617
International	174,260	21,825	158,520	22,048
Operations (a)	3,446	131,487	4,889	84,207
Retail	8,601	-	9,277	-
Other segments	8,009	1,680	7,770	411
Corporate and eliminations	-	(166,313)	-	(121,586)
	------------	------------	------------	------------
	$545,990	-	510,971	-
	=======	=======	=======	=======
	Six Months ended -------------------------
	June 30, 2002 -----------------		July 1, 2001 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$400,495	2,800	327,111	17,030
Games	244,888	14,400	286,528	16,824
International	310,405	39,122	315,384	38,251
Operations (a)	6,124	225,067	8,375	136,279
Retail	17,469	-	18,762	-
Other segments	18,876	4,258	18,097	1,120
Corporate and eliminations	-	(285,647)	-	(209,504)
	------------	------------	------------	------------
	$998,257	-	974,257	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars)
(Unaudited)
	Quarter ended		Six Months ended
Operating profit (loss)	June 30, 2002 -------	July 1, 2001 -------	June 30, 2002 -------	July 1, 2001 -------
U.S. Toys	$14,556	(4,208)	40,796	(19,164)
Games	22,444	35,907	19,943	51,999
International	(17,298)	(25,285)	(46,388)	(48,040)
Operations (a)	(4,223)	(2,522)	(6,994)	(6,067)
Retail	(5,834)	(7,214)	(11,256)	(14,019)
Other segments	2,551	3,768	8,944	9,723
Corporate and eliminations	1,805	(487)	2,611	11,420
	-----------	------------	------------	------------
	$14,001	(41)	7,656	(14,148)
	======	=======	======	=======
Total assets	June 30, 2002 -------------	July 1, 2001 -------------
U.S. Toys (b)	$865,741	955,828
Games	1,148,258	1,001,291
International	1,095,273	1,078,925
Operations	481,953	342,327
Retail	21,256	51,204
Other segments	50,436	26,440
Corporate and eliminations (b)	(778,140)	(122,226)
	--------------	--------------
	$2,884,777	3,333,789
	========	========

(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

(b) Certain intangible assets which benefit operating segments are reflected as Corporate assets for management reporting and segment reporting purposes. For application of SFAS 142, these amounts have been allocated to the reporting unit which benefits from their use. Therefore, a portion of the impairment of $296,223 of goodwill related to the U.S. Toys reporting unit as a result of the adoption of SFAS No. 142 in the six months ended June 30, 2002 is reflected in the Corporate and eliminations amount above.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars)
(Unaudited)

The following table presents consolidated net revenues by classes of principal products for the quarters and six month periods ended June 30, 2002 and July 1, 2001.
	Quarter ended		Six Months ended
	June 30, 2002 ---------	July 1, 2001 ---------	June 30, 2002 ---------	July 1, 2001 ---------
Boys toys	$182,100	135,000	370,900	248,100
Games and puzzles	217,200	241,100	368,200	445,200
Preschool toys	42,900	29,500	76,100	57,800
Creative play	34,800	39,000	61,100	79,100
Girls toys	13,600	6,900	25,600	16,000
Other	55,390	59,471	96,357	128,057
	------------	------------	--------------	--------------
Net revenues	$545,990	510,971	998,257	974,257
	=======	=======	========	========

For the six months ended July 1, 2001, $28,000 has been reclassified to Boys Toys from the Other category.

(5)   Earnings per share data for the quarters and six months ended June 30, 2002 and July 1, 2001 were computed as follows:
	2002 -----------------		2001 -----------------
Quarter ----------	Basic -------	Diluted -------	Basic -------	Diluted ----------
Earnings (loss) before cumulative
effect of accounting change	$(25,888)	(25,888)	(18,331)	(18,331)
	======	=======	======	======

Average shares outstanding (in thousands)	172,723	172,723	172,023	172,023
Effect of dilutive securities;
options and warrants (in thousands)	-	-	-	-
	-----------	------------	-----------	-----------
Equivalent shares	172,723	172,723	172,023	172,023
	======	=======	======	======
Earnings (loss) per share before
cumulative effect of accounting change	$(.15)	(.15)	(.11)	(.11)
	======	=======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars)
(Unaudited)
	2002 -----------------		2001 -----------------
Six Months	Basic	Diluted	Basic	Diluted
----------------	---------	---------	--------	---------
Earnings (loss) before cumulative
effect of accounting change	$(42,946)	(42,946)	(42,289)	(42,289)
	======	=======	======	=======

Average shares outstanding (in thousands)	172,659	172,659	171,978	171,978
Effect of dilutive securities; options and warrants (in thousands)	-	-	-	-
	-----------	------------	-----------	------------
Equivalent shares	172,659	172,659	171,978	171,978
	======	=======	======	=======
Earnings (loss) per share before
cumulative effect of accounting change	$(.25)	(.25)	(.25)	(.25)
	======	=======	======	=======

Options and warrants to acquire shares totaling 40,800 at June 30, 2002 and 40,462 at July 1, 2001, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. The Company also has convertible debt under which potentially issuable shares were not included as the contingency features were not met. If the contingent conversion features are met, the impact of conversion of the debentures will result in an additional 11,574 shares being included in the calculation of diluted earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars Except Per Share Data)

NET EARNINGS (LOSS) AND SEGMENT RESULTS
------------------------------------------------------------------------
Net loss for the quarter and six months ended June 30, 2002 were $(25,888) and $(288,678), respectively, compared with $(18,331) and $(43,355) for the comparable periods of 2001. Basic and diluted loss per share for the quarter and six months ended June 30, 2002 were $(0.15) and $(1.67), respectively, compared with $(.11) and $(.25) for the respective periods in 2001. The net loss and basic and diluted earnings per share for the six months ended June 30, 2002 include a cumulative effect of accounting change, net of tax, of $(245,732) or $(1.42) per share relating to the impairment of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142). The net loss and basic and diluted earnings per share for the six months ended July 1, 2001 include a cumulative effect of accounting change, net of tax, of $(1,066) or $(.01) per share relating to the adoption of SFAS 133. Included in the net loss in the quarter and six months ended June 30, 2002 is a non-cash charge, after tax, of $28,589 or $0.17 per share for the write-down of the Company's investment in Infogrames Entertainment SA common stock. The related shares were received as part of the net proceeds from the sale of Hasbro Interactive and Games.com to Infogrames Entertainment SA in 2001. The results for the quarter and six months ended June 30, 2002 were also favorably impacted by the provisions of SFAS No. 142 which eliminated the amortization of goodwill and certain intangibles deemed to have indefinite lives. The elimination of this amortization and its related tax effect would have reduced the net loss for the quarter ended July 1, 2001 by $7,980 or $.05 per share and net loss for the six months ended July 1, 2001 by $15,853 or $.09 per share.

Consolidated net revenues for the six months ended June 30, 2002 were $998,257 compared to $974,257 for the six months ended July 1, 2001, an increase of 2%. Consolidated revenues for the quarter ended June 30, 2002 were $545,990 compared to $510,971 for the quarter ended July 1, 2001, an increase of 7%. Most of the Company's revenues and operating earnings are derived from its three principal segments, U.S. Toys, Games and International. In 2002, the Company has reclassified its segment results for 2001 to reflect the realignment of certain operating divisions within its major segments. Toy lines included in the U.S. Tiger product lines have been reclassed to the U.S. Toys segment from the Games segment, where all Tiger products had been included. Certain Tiger electronic games, primarily handheld, remain in the Games segment. In addition, the international operations of Tiger and Wizards of the Coast, previously managed as part of the Games segment, are now managed as part of the International segment.

U.S. TOYS
U.S. Toys net revenues for the quarter ended June 30, 2002 increased 18% to $199,635 from $168,607 for the quarter ended July 1, 2001. Revenues for the six months ended June 30, 2002 increased 22% to $400,495, from $327,111 for the six months ended July 1, 2001. The increase was primarily due to shipments of products related to STAR WARS: EPISODE II: ATTACK OF THE CLONES, which was released on May 16, 2002. The increase is also partly due to increased shipments of product related to BOB THE BUILDER and DISNEY as well as increased sales of certain core products, including PLAYSKOOL products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars Except Per Share Data)

These increases were partially offset by decreased sales of products related to JURASSIC PARK III, which was released in July 2001, as well as decreased shipments of electronic interactive products, such as POO-CHI. U.S. Toys operating profit increased to $14,556 for the quarter ended June 30, 2002 from an operating loss of $(4,208) for the quarter ended July 1, 2001. Operating profit for the six months ended June 30, 2002 increased to $40,796 from an operating loss of $(19,164) for the six months ended July 1, 2001. The increase for the quarter, in dollars, was primarily due to increased revenues and related gross margins partially offset by higher royalty expenses. In addition to the above, the increase for the six months is due to decreased selling, distribution and administration expenses. Selling, distribution and administration costs decreased as a percentage of sales in both periods as the result of the Company's cost reduction initiatives, including the combination of its U.S. Toys group in essentially one location, a process begun in late 2000. Resulting decreases in these fixed expenses offset the increase in volume related expenses. During the remainder of 2002, the Company continues to expect higher sales of STAR WARS related products due to the theatrical release of STAR WARS: EPISODE II: ATTACK OF THE CLONES, in May 2002. Sales of product related to entertainment-based properties, such as STAR WARS, typically carry a higher gross margin. These products also typically carry a higher royalty rate and the resulting operating profit is not as high as it is for revenues derived from the sale of Hasbro owned brands.

Higher amortization expense relating to the product rights associated with STAR WARS was offset by the elimination of amortization of goodwill and product rights deemed to have an indefinite life as the result of the Company's adoption of SFAS 142 at the beginning of fiscal 2002.

GAMES
Games net revenues decreased by 6% to $152,039 for the quarter ended June 30, 2002 from $161,908 for the quarter ended July 1, 2001. Revenues for the six months ended June 30, 2002 decreased 15% to $244,888 from $286,528 for the six months ended July 1, 2001. For the quarter, the decrease primarily relates to decreased sales of POKEMON and MAGIC: THE GATHERING trading card games, partially offset by increased sales of STAR WARS related games as well as traditional board games, primarily TRIVIAL PURSUIT and MONOPOLY. The decrease for the six months, in addition to decreases in MAGIC and POKEMON, was due to decreased sales of children's and preschool games partially offset by increased sales of STAR WARS related games. The decrease in MAGIC: THE GATHERING is principally due to an additional release in 2001 versus 2002. Product sales are generally higher during the period subsequent to new releases. Games operating profit decreased to $22,444 for the quarter ended June 30, 2002 from $35,907 for the quarter ended July 1, 2001. Operating profit for the six months ended June 30, 2002 decreased to $19,943 from $51,999 for the six months ended July 1, 2001. The decrease in operating profit was primarily due to decreased gross margin as the result of the decrease in overall sales as well as increased research and development expenses. Partially offsetting these factors were decreased selling, distribution and administrative expenses primarily due to the Company's cost reduction initiatives, and reduced intangible amortization expense as the result of the adoption of Statement of Financial Accounting Standards No. 142, which eliminates amortization of goodwill and certain intangibles deemed to have indefinite lives.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars Except Per Share Data)

INTERNATIONAL
International net revenues increased by 10% to $174,260 for the quarter ended June 30, 2002 from $158,520 for the quarter ended July 1, 2001. Revenues for the six months ended June 30, 2002 decreased 2% to $310,405 from $315,384 for the six months ended July 1, 2001. The increase for the quarter is primarily due to increased sales of STAR WARS and DISNEY products and to a lesser extent BEYBLADES, HARRY POTTER and SUPER SOAKER products. These increases were partially offset by decreased sales of POKEMON products as well as decreased sales of electronic interactive products, such as POO-CHI, and creative play products. The sale of POKEMON products was still strong internationally in the first and second quarter of 2001. The increase in shipments of DISNEY product primarily related to the international release of MONSTERS, INC. For the quarter and six months ended June 30, 2002, International revenues were positively impacted by approximately $6,600 and $1,200, respectively, from the weaker U.S. dollar. International operating loss decreased to $(17,298) for the quarter ended June 30, 2002 from $(25,285) for the quarter ended July 1, 2001. Operating loss for the six months ended June 30, 2002 decreased to $(46,388) from $(48,040) for the six months ended July 1, 2001. The decrease in operating loss, in dollars, for the quarter was primarily the result of increased sales and gross margins partially offset by higher royalty expense. The decrease in operating loss for the six months was primarily the result of increased gross margins due to the change in product mix and, to a lesser extent, decreased selling, distribution and administration expenses as a result of the Company's cost reduction initiatives, partially offset by increased amortization expenses as a result of higher sales of licensed products. As a percent of sales, selling, distribution and administration expenses decreased from 2001 to 2002 as a result of the Company's cost reduction initiatives. Expenses were also impacted by the weakened U.S. dollar, with a net impact to pretax earnings for the quarter and six months ended June 30, 2002 of $(500) and $1,900, respectively.

OTHER SEGMENTS
Revenues from the Retail segment decreased 7% to $8,601 for the quarter ended June 30, 2002 from $9,277 for the quarter ended July 1, 2001. Revenues for the Retail segment for the six months ended June 30, 2002 decreased 7% to $17,469 from $18,762 for the six months ended July 1, 2001. Operating loss for the retail segment decreased to $(5,834) for the quarter ended June 30, 2002 from $(7,214) for the quarter ended July 1, 2001. Operating loss for the six months ended June 30, 2002 decreased to $(11,256) from $(14,019) for the six months ended July 1, 2001. The decrease in revenues and operating loss was primarily due to the closing of certain underperforming stores in 2001.

GROSS PROFIT
-----------------------
The Company's gross margin increased to 64.1% for the quarter ended June 30, 2002 from 60.1% for the quarter ended July 1, 2001 while gross margin for the six months ended June 30, 2002 increased to 63.7% from 59.6% for the six months ended July 1, 2001. This increase was due to changes in product mix with increased sales of STAR WARS products and sales of DISNEY product, which were partially offset by decreased sales of trading card games, all of which have higher gross margins. The Company has maintained lower levels of inventory in the first six months of 2002, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars Except Per Share Data)

The Company anticipates higher gross margins in 2002 as a result of increased sales of entertainment based-products, such as STAR WARS products due to the theatrical release of STAR WARS EPISODE II: ATTACK OF THE CLONES in May 2002 and DISNEY products due to the release of LILO and STITCH in June 2002. The expected increase in margins will be largely offset by increased royalty expense relating to sales of these licensed products as well as increased amortization of related product rights.

EXPENSES
-----------------
Amortization expense of $22,766 in the second quarter of 2002 decreased from $28,862 in the second quarter of 2001. Amortization expense for the six months ended June 30, 2002 decreased to $44,215 from $58,283 for the six months ended July 1, 2001. These decreases are related to the Company's adoption on December 31, 2001 of Statements of Financial Accounting Standard 142, which require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually. The decrease related to the adoption of these statements is partially offset by increased amortization of the product rights related to STAR WARS as a result of increased sales of STAR WARS product due to the May 2002 release of STAR WARS EPISODE II: ATTACK OF THE CLONES. The Company expects full year amortization for 2002 to approximate $90,000.

Royalties for the quarter ended June 30, 2002 increased 64% to $65,712 from $39,961 for the quarter ended July 1, 2001. Royalties for the six months ended June 30, 2002 increased 76% to $117,168 from $66,399 for the six months ended July 1, 2001. This increase was the result of increased sales of entertainment based product, primarily STAR WARS related. As noted above, the Company expects a higher level of royalties in 2002 as the result of product sales related to the theatrical releases of STAR WARS EPISODE II: ATTACK OF THE CLONES and Disney's LILO & STITCH.

Research and product development expenses for the quarter ended June 30, 2002 increased to $36,770 or 6.7% of net revenues from $29,907 or 5.9% of net revenues in the second quarter of 2001. These expenses increased to $69,983 or 7.0% of net revenues for the six months ended June 30, 2002 from $60,204 or 6.2% of net revenues for the six months ended July 1, 2001. This increase is the result of the Company's continued focus on product innovation as part of its core brand strategy.

For the quarterly periods, advertising expense increased in amount and as a percentage of net revenues to $58,507 or 10.7% of net revenues in 2002 from $51,065 or 10.0% of net revenues in 2001. For the six month periods, advertising expense increased to $105,396 or 10.6% of net revenues from $98,678 or 10.1% of net revenues in 2001.

The Company's selling, distribution and administration expenses, which, with the exception of distribution costs, are largely fixed, decreased to $152,069 or 27.9% of net revenues for the quarter ended June 30, 2002 from $157,209 or 30.8% of net revenues for the quarter ended July 1, 2001. For the six month periods, these expenses decreased to $291,260 or 29.2% of net revenues in 2002 compared to $311,028 or 31.9% of net revenues in 2001. These decreases, primarily in marketing and sales expenses, are the result of the Company's cost reduction efforts.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Other expense for the quarter ended June 30, 2002 was $30,667 compared to $1,595 for the quarter ended July 1, 2001. For the six month periods, other expense was $27,832 in 2002 compared to other income of $(3,170) in 2001. During the quarter ended June 30, 2002, the Company incurred a charge of $38,633 related to the decline in the fair value of the common stock of Infogrames Entertainment SA, held by the Company as an available-for-sale investment. This charge was partially offset by interest income received in the second quarter of 2002 on a tax settlement of $10,211.

Interest expense for the second quarter of 2002 was $18,317 compared with $25,321 in the first quarter of 2001. For the six month periods, interest expense decreased to $37,859 in 2002 from $51,211 in 2001. These decreases arise from lower long-term interest rates in 2002 due to the issuance of $250,000 of 2.75% convertible senior debentures in the fourth quarter of 2001, the proceeds of which were used to repurchase debt with higher interest rates and, to a lesser extent, lower short-term borrowings in 2002.

INCOME TAXES
-----------------------
Income tax benefit as a percentage of pretax loss in the first half of 2002 was 26% compared to 32% in the first half of 2001. The income tax rate for the full year 2001 was 36.8%. The decrease in the rate in 2002 from the full year 2001 rate is primarily due to the adoption of Statement of Financial Accounting Standard No. 142, which eliminates amortization of goodwill and certain intangibles deemed to have an indefinite life.

CHANGE IN ACCOUNTING PRINCIPLE
-------------------------------------------------------
On December 31, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this statement, goodwill and other intangible assets are allocated to applicable reporting units. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually using a two step process that begins with an estimation of fair value of a reporting unit. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Completion of step one identified that the U.S. Toys reporting unit had a fair value which was less than its carrying value, indicating a need for step two. No other reporting units required step two procedures. After allocating the fair value of the U.S. Toys reporting unit to its assets and liabilities, the remaining amount was insufficient to cover goodwill by $296,223. Goodwill of the U.S. Toys reporting unit was impaired by this amount. This impairment was reflected as though it had happened on the first day of fiscal 2002, and is included in results for the six months ended June 30, 2002, net of related tax impact of $50,491.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

On January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 138, which requires that all derivative instruments, such as foreign exchange contracts, be recorded on the balance sheet at fair value. The effect of adopting these standards on earnings, net of taxes, was $(1,066) while the effect on Accumulated Other Comprehensive Earnings was $(753), which was reclassified to earnings over the final three quarters of 2001 through cost of sales.

OTHER INFORMATION
---------------------------------
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

Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At June 30, 2002 and July 1, 2001, the Company's unshipped orders were approximately $459,800 and $498,700, respectively.

During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). In May of 2002, the OFT issued preliminary decisions proposing to find that Hasbro U.K. had entered into agreements with certain retailers and distributors in the U.K. to fix prices in violation of U.K. competition laws. These decisions are not final and the Company has submitted a response to the OFT. If a fine is imposed pursuant to the OFT inquiry, the Company currently estimates that the amount of the fine could range from approximately $236 to approximately $38,300. Because of a number of factors, including the lack of precedent under the applicable U.K. statute and the significant appeal rights available to the Company in the event of an adverse final determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. The Company accrued a charge to earnings in 2001 equal to the low end of the range set forth above.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

As a result, any fine that is imposed in excess of this accrued amount would have an adverse effect on the Company's results of operations in the quarter in which such additional liability is fixed or resolved. While the Company believes that some fine will be imposed, it is the Company's position that the amount of any fine should be at or near the low end of the range set forth above, and it is vigorously pursuing this position in its submissions to the OFT.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
Hasbro has historically generated a significant amount of cash from normal operations. The Company funds its operations and liquidity primarily through cash flows from operations, as well as utilizing borrowings under the Company's secured and unsecured credit facilities when needed. The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay a significant portion of outstanding short-term debt. During 2002, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility and believes that the funds available to it are adequate to meet its needs. However, unforeseen circumstances, such as severe softness in or collapse of the retail environment may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility, a circumstance most likely to occur when operating shortfalls would most likely require supplementary borrowings.

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

Cash flows utilized by operating activities were $76,903 for the six months ended June 30, 2002 compared to cash provided by operations of $13,930 for the six months ended July 1, 2001. Receivables were $479,443 at June 30, 2002 compared to $399,402 at July 1, 2001. The increase in receivables is due to the timing of shipments in the period, lower sales program costs in the period and the mix of products sold in the first six months of 2002. The Company had lower sales of trading card games in 2002, which generally have shorter payment terms. While receivables are higher, past due accounts therein decreased by 21% over the comparable period last year. Inventories decreased approximately 17% from last year's levels, primarily reflecting improved inventory management. The Company has actively sought to manage inventory to reduce the risk of obsolescence. Prepaid expenses decreased to $191,841 at June 30, 2002 from $234,344 at July 1, 2001. The Company has been actively seeking to reduce expenditures and this decreased level of spending is reflected in decreased prepaid expenses, as well as in decreased liabilities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

In addition, prepaid expenses decreased due to a decrease in advance royalties as the result of royalties earned in the second quarter on products relating to certain licenses, most significantly the May 2002 release of STAR WARS: EPISODE II: ATTACK OF THE CLONES.

Accounts payable and accrued liabilities decreased by $63,633 to $553,208 at June 30, 2002 from $616,841 at July 1, 2001. Approximately 41% of the decrease relates to decreased restructuring provisions relating to the Company's December 2000 consolidation plan as a result of payments made pursuant to that plan, and approximately 30% of the decrease is due to decreased accrued royalties primarily as a result of the Company's strategy to focus on core brands rather than licensed products. The remaining decrease is primarily due to reduced amounts payable as a result of the lower level of inventory and other expenses at June 30, 2002. These decreases were partially offset by an increase in accrued income taxes due to an increase in taxable income for the six months ended June 30, 2002 versus the six months ended July 1, 2001.

Collectively, property, plant and equipment and other assets decreased $378,023 from the comparable period in the prior year. The principal reason for this decrease is the goodwill impairment charge of $296,223 as a result of the Company's adoption of SFAS No. 142, as well as amortization of intangibles and depreciation of property, plant and equipment. In addition to the goodwill impairment, there was a significant decline in the fair value of the Company's investment in the common stock of Infogrames SA over the comparable period in the prior year. In connection with the decline in the value of this investment, the Company recorded a non-cash charge to earnings of $38,633 in the quarter ended June 30, 2002. These decreases were partially offset by an increase in long-term deferred tax assets resulting from the SFAS No. 142 impairment charge and the decrease in the value of the Infogrames Entertainment SA stock, and an increase in long-term advance royalties as a result of a payment made related to the May 2002 release of STAR WARS EPISODE II: ATTACK OF THE CLONES as well as additions to property, plant and equipment.

In connection with the license for the STAR WARS properties, the Company has aggregate minimum guaranteed royalty payments of $590,000. Of this amount, from the inception of the contract in 1998 through the quarter ended June 30, 2002, the Company has paid $470,000 to the licensor. For that same time period, the Company has also earned and recorded related royalty expense of approximately $250,000.

Net borrowings (short and long-term borrowings less cash and cash equivalents) improved to $1,084,298 at June 30, 2002 from $1,285,198 at July 1, 2001. This reflects a decrease in short-term debt of $156,187, primarily as the result of improved cash management which has resulted in a lower level of short term borrowings in 2002. This decrease is also due to the ability of the Company to repurchase $50,000 of 7.95% Notes due March 2003 during the quarter ended June 30, 2002 while maintaining cash balances consistent with the prior year. The Company has $274,873 of 7.95% Notes due March 2003, which are shown as current installments of long-term debt at June 30, 2002. It is the Company's current expectation that cash provided by operations will be used to settle this obligation.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

At December 30, 2001, the Company had a committed secured revolving credit agreement of $325,000, maturing in February 2003. In March 2002, the Company entered into an amended and restated revolving credit facility with its bank group, which extended the term of the facility through March 2005, increased the amount available to the Company for borrowing under this facility to $380,000, and eased certain restrictions regarding the retirement of long-term debt prior to stated maturity. The amended and restated facility is secured by substantially all domestic accounts receivable and inventory, as well as certain intangible assets of the Company. In addition to this available committed line, the Company also has available uncommitted lines approximating $55,000. At June 30, 2002, approximately $46,000 of these committed and uncommitted lines were in use. The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in 2002.

The Company had letters of credit of approximately $28,700 and inventory purchase commitments of $168,011 outstanding at June 30, 2002.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
------------------------------------------------------------------------------------------------
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

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. This net revenue is reflected as such in the Company's financial statements. The Company routinely commits to promotional allowance programs with customers. These allowances primarily relate to fixed programs, with the customer earning the allowances based on purchases of Company products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as returns, are based on market data, historical trends and information from customers and are therefore subject to estimation.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

On December 31, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this Statement, goodwill and intangible assets are allocated to applicable reporting units. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually. Goodwill is tested using a two step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value also calculated using the income approach.

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

FINANCIAL RISK MANAGEMENT
----------------------------------------------
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as a result of sourcing products in U.S. dollars, Hong Kong Dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Canadian dollar, and Mexican peso and, to a lesser extent, other currencies, including those in Latin American countries.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

To manage this exposure, the Company has hedged a portion of its estimated future foreign currency transactions using forward foreign exchange contracts and foreign currency options. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. The Company does not speculate in, and, other than set forth above, the Company does not hedge foreign currencies. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.

In May of 2002, the Company entered into interest rate swap agreements with notional amounts totaling $350 million in order to adjust the amount of total debt that is subject to fixed interest rates. These agreements are designated and effective as hedges of the change in fair value of the associated debt. At June 30, 2002, these contracts had a fair value of $4,150 of which $423 is recorded as a current asset and $3,727 is recorded in other assets.

FORWARD-LOOKING STATEMENTS
----------------------------------------------------
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, the Company's ability to manufacture, source and ship new and continuing products on a timely basis and the acceptance of those products by customers and consumers at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of products; economic conditions, including higher fuel prices, currency fluctuations and government regulations and other actions in the various markets in which the Company operates throughout the world; the inventory policies of retailers, including the concentration of the Company's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management techniques, which increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; the bankruptcy or other lack of success of one of the Company's significant retailers which could negatively impact the Company's revenues or bad debt exposure; the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment; the ability of the Company to generate sufficient available cash flow to service its outstanding debt; restrictions on the Company contained in the Company's credit

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

agreements; market conditions, third party actions or approvals, the impact of competition, and other factors that could delay or increase the cost of implementation of the Company's consolidation programs, prevent the Company from fully realizing advance royalties paid in connection with licensed products, result in an impairment of the goodwill associated with acquired companies or impacted product lines, reduce actual results, and cause anticipated benefits of acquisitions to be delayed or reduced in their realization; and other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as Forms 8-K, 10-Q, and 10-K. The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). In May of 2002 the OFT issued preliminary decisions proposing to find that Hasbro U.K. had entered into agreements with certain retailers and distributors in the U.K. to fix prices in violation of U.K. competition laws. These decisions are not final and the Company has submitted a response to the OFT. If a fine is imposed pursuant to the OFT inquiry, the Company currently estimates that the amount of the fine could range from approximately $236,000 to approximately $38.3 million. Because of a number of factors, including the lack of precedent under the applicable U.K. statute and the significant appeal rights available to the Company in the event of an adverse final determination by the OFT, there is no amount within this range which is a better estimate than any other amount in the range. The Company accrued a charge to earnings in 2001 equal to the low end of the range set forth above. As a result, any fine that is imposed in excess of this accrued amount would have an adverse effect on the Company's results of operations in the quarter in which such additional liability is fixed or resolved. While the Company believes that some fine will be imposed, it is the Company's position that the amount of any fine should be at or near the low end of the range set forth above, and it is vigorously pursuing this position in its submissions to the OFT.

The Company is party to certain other legal proceedings, none of which is deemed to be material to the financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on May 15, 2002 (the "Annual Meeting"), the Company's shareholders re-elected the following persons to the Board of Directors of the Company: E. Gordon Gee (151,164,969 votes for, 4,841,048 votes withheld), E. John Rosenwald, Jr. (153,449,949 votes for, 2,556,068 votes withheld), and Eli J. Segal (153,491,491 votes for, 2,514,526 votes withheld). The Company's shareholders also elected the following new director to the Board of Directors of the Company: Basil L. Anderson (153,495,860 votes for, 2,510,157 votes withheld).

At the Annual Meeting, the Company's shareholders also adopted a shareholder proposal entitled "Repeal Classified Board", which requested that the Hasbro Board of Directors take the steps necessary to declassify the Board of Directors and establish annual elections of directors, by a vote of 80,996,112 for, 56,602,914 against, while 869,463 abstained and there were 17,537,528 broker non-votes. A second shareholder proposal entitled "Hasbro - Global Human Rights Standards" which requested that Hasbro commit itself to the implementation of a code of corporate conduct based on the International Labor Organization human rights standards and commit to a program of outside, independent monitoring of compliance with those standards, with annual reporting to shareholders, was rejected by the shareholders by a vote of 124,411,157 against, 9,284,766 for, while 4,772,566 abstained and there were 17,537,528 broker non-votes.

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

4.5	First Amendment to Second Amended and Restated Revolving Credit Agreement dated as of July 26, 2002 by and among the Company, the Banks thereto, and Fleet National Bank, as Agent for the Banks.

4.6

Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)

Item 6. Exhibits and Reports on Form 8-K. (continued)
(a) Exhibits. (continued)

4.7

First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share - Six Months
Ended June 30, 2002 and July 1, 2001.

11.2	Computation of Earnings Per Common Share - Quarter
Ended June 30, 2002 and July 1, 2001.

12	Computation of Ratio of Earnings to Fixed Charges -
Six Months and Quarter Ended June 30, 2002.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated April 22, 2002, was filed by the Company and included the Press Release, dated April 22, 2002, announcing the Company's results for the first quarter.
Consolidated Statements of Operations (without notes) for the quarters ended March 31, 2002 and April 1, 2001
and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed with the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: August 13, 2002	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2002

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

4.5	First Amendment to Second Amended and Restated Revolving Credit Agreement dated as of July 26, 2002 by and among the Company, the Banks thereto, and Fleet National Bank, as Agent for the Banks.

4.6

Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)

4.7

First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share - Six Months
Ended June 30, 2002 and July 1, 2001.

11.2	Computation of Earnings Per Common Share - Quarter
Ended June 30, 2002 and July 1, 2001.

12	Computation of Ratio of Earnings to Fixed Charges -
Six Months and Quarter Ended June 30, 2002.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.