Form 10-Q
period 2002-09-29
HASBRO INC
filed 2002-11-07
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes X or No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X or No
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 25, 2002 was 173,166,593.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)

	(Unaudited)
	Sept. 29,	Sept. 30,	Dec. 30,
Assets	2002	2001	2001
	---------	---------	---------
Current assets
Cash and cash equivalents	$43,850	37,080	233,095
Accounts receivable, less allowance
for doubtful accounts of $51,100,
$56,800 and $49,300	799,122	785,807	572,499
Inventories:
Finished products	260,297	298,019	180,286
Work in process	8,611	23,888	19,639
Raw materials	13,238	23,783	17,554
	--------------	--------------	--------------
Total inventories	282,146	345,690	217,479

Deferred income taxes	101,292	153,039	103,657
Prepaid expenses	189,308	235,053	241,888
	--------------	--------------	--------------
Total current assets	1,415,718	1,556,669	1,368,618

Property, plant and equipment, net	213,628	256,982	235,360
	--------------	--------------	--------------

Other assets
Goodwill	465,444	774,960	761,575
Other intangibles, less accumulated
amortization of $456,700, $374,500
and $398,200	741,075	830,408	805,027
Other	288,333	171,567	198,399
	--------------	--------------	--------------
Total other assets	1,494,852	1,776,935	1,765,001
	--------------	--------------	--------------

Total assets	$3,124,198	3,590,586	3,368,979
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

(Thousands of Dollars Except Share Data)

	(Unaudited)
	Sept. 29,	Sept. 30,	Dec. 30,
Liabilities and Shareholders' Equity	2002	2001	2001
	---------	---------	---------
Current liabilities
Short-term borrowings	$63,392	298,698	34,024
Current installments of long-term debt	255,248	3,344	2,304
Accounts payable	180,197	187,968	123,109
Accrued liabilities	535,461	558,789	599,154
	--------------	--------------	--------------
Total current liabilities	1,034,298	1,048,799	758,591

Long-term debt, excluding current
installments	856,257	1,166,360	1,165,649
Deferred liabilities	94,561	90,293	91,875
	--------------	--------------	--------------
Total liabilities	1,985,116	2,305,452	2,016,115
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630 at September 29, 2002,
September 30, 2001 and December 30, 2001	104,847	104,847	104,847
Additional paid-in capital	458,199	460,966	457,544
Deferred compensation	(1,197)	(3,646)	(2,996)
Retained earnings	1,373,989	1,575,110	1,622,402
Accumulated other comprehensive earnings	(41,524)	(84,906)	(68,398)
Treasury stock, at cost; 36,528,037
37,008,706 and 36,736,156 shares	(755,232)	(767,237)	(760,535)
	--------------	--------------	--------------
Total shareholders' equity	1,139,082	1,285,134	1,352,864
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,124,198	3,590,586	3,368,979
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	--------------------		-------------------------
	Sept. 29, 2002 ---------	Sept. 30, 2001 ---------	Sept. 29, 2002 ---------	Sept. 30, 2001 ---------
Net revenues	$820,532	893,353	1,818,789	1,867,610
Cost of sales	342,918	402,155	705,497	795,968
	------------	------------	-------------	-------------
Gross profit	477,614	491,198	1,113,292	1,071,642
	------------	------------	-------------	-------------
Expenses
Amortization	22,268	29,761	66,483	88,044
Royalties	85,210	65,105	202,378	131,504
Research and product development	36,687	32,077	106,670	92,281
Advertising	82,911	90,655	188,307	189,333
Selling, distribution and administration	153,821	169,826	445,081	480,854
	------------	-------------	-------------	--------------
Total expenses	380,897	387,424	1,008,919	982,016
	------------	-------------	-------------	--------------
Operating profit	96,717	103,774	104,373	89,626
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	17,897	26,116	55,756	77,327
Other (income) expense, net	3,350	3,244	31,182	74
	------------	-------------	-------------	--------------
Total nonoperating (income) expense	21,247	29,360	86,938	77,401
	------------	-------------	-------------	--------------
Earnings before income taxes and
cumulative effect of accounting change	75,470	74,414	17,435	12,225
Income taxes	19,622	23,812	4,533	3,912
	------------	-------------	-------------	--------------
Net earnings before cumulative
effect of accounting change	55,848	50,602	12,902	8,313
Cumulative effect of accounting change,
net of tax	-	-	(245,732)	(1,066)
	------------	-------------	-------------	--------------
Net earnings (loss)	$55,848	50,602	(232,830)	7,247
	=======	=======	=======	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)

(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	--------------------		-------------------------
	Sept. 29, 2002 ---------	Sept. 30, 2001 ---------	Sept. 29, 2002 ---------	Sept. 30, 2001 ---------
Per common share
Earnings before cumulative
effect of accounting change
Basic and diluted	$.32	.29	.07	.05
	=======	=======	=======	========
Cumulative effect of accounting
change, net of tax
Basic and diluted	$-	-	(1.42)	(.01)
	=======	=======	=======	========

Net earnings (loss)
Basic	$.32	.29	(1.35)	.04
	=======	=======	=======	========
Diluted	$.32	.29	(1.34)	.04
	=======	=======	=======	========

Cash dividends declared	$.03	.03	.09	.09
	=======	=======	=======	========

See accompanying condensed notes to consolidated financial statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 29, 2002 and September 30, 2001

(Thousands of Dollars)
(Unaudited)
	2002	2001
	-------	-------
Cash flows from operating activities
Net earnings (loss)	$(232,830)	7,247
Adjustments to reconcile net earnings (loss) to net cash
utilized by operating activities:
Cumulative effect of accounting change, net of tax	245,732	1,066
Depreciation and amortization of plant and equipment	67,364	69,378
Other amortization	66,483	88,044
Loss on impairment of investment	38,633	-
Deferred income taxes	7,935	31,687
Compensation earned under restricted stock programs	729	2,168
Change in operating assets and liabilities (other
than cash and cash equivalents):
Increase in accounts receivable	(219,520)	(106,585)
Increase in inventories	(57,316)	(15,770)
Decrease in prepaid expenses	99,795	54,574
Increase (decrease) in accounts payable and accrued liabilities	1,864	(240,257)
Other, including long-term advances	(117,466)	(12,672)
	------------	------------
Net cash utilized by operating activities	(98,597)	(121,120)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(38,167)	(33,425)
Investments and acquisitions, net of cash acquired	(7,419)	-
Other	2,756	5,348
	------------	------------
Net cash utilized by investing activities	(42,830)	(28,077)
	------------	------------
Cash flows from financing activities
Repayments of borrowings with original maturities
of more than three months	(72,650)	(25,000)
Net proceeds of other short-term borrowings	29,708	100,748
Stock option transactions	3,041	4,198
Dividends paid	(15,577)	(15,523)
	------------	------------
Net cash (utilized) provided by financing activities	(55,478)	64,423
	------------	------------
Effect of exchange rate changes on cash	7,660	(5,261)
	------------	------------
Decrease in cash and cash equivalents	(189,245)	(90,035)
Cash and cash equivalents at beginning of year	233,095	127,115
	------------	------------
Cash and cash equivalents at end of period	$43,850	37,080
	=======	=======
(continued)
HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 29, 2002 and September 30, 2001

(Thousands of Dollars)
(Unaudited)

	2002	2001
	-------	-------
Supplemental information
Cash paid (received) during the period for:
Interest	$ 68,943	$ 95,325
Income taxes	$(45,158)	$(42,150)

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	--------------------		---------------------------
	Sept. 29, 2002 -------	Sept. 30, 2001 -------	Sept. 29, 2002 -------	Sept. 30, 2001 -------
Net earnings (loss)	$55,848	50,602	(232,830)	7,247
Cumulative effect of accounting change	-	-	-	(753)
Other comprehensive earnings (loss)	(3,961)	(21,259)	26,874	(39,435)
	----------	----------	----------	----------
Total comprehensive earnings (loss)	$51,887	29,343	(205,956)	(32,941)
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)

(1)   In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 29, 2002 and September 30, 2001, and the results of operations and cash flows for the periods then ended in accordance with U.S. GAAP.

The year to date periods ended September 29, 2002 and September 30, 2001 are 39-week periods.

The results of operations for the nine months ended September 29, 2002 are not necessarily indicative of results to be expected for the full year.

(2)   The Company's other comprehensive earnings (loss) for the quarter and nine months ended September 29, 2002 and September 30, 2001 consist of the following:
	Quarter Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001
	---------	---------	---------	---------
Foreign currency translation adjustments	$(2,551)	11,390	25,840	(9,862)
Changes in value of available-for-sale securities	(2,651)	(29,408)	(20,435)	(30,759)
Gains (losses) on cash flow hedging activities, net of tax	734	(2,338)	(5,943)	2,252
Reclassifications to earnings	507	(903)	27,412	(1,066)
	----------	----------	----------	----------
	$(3,961)	(21,259)	26,874	(39,435)
	======	======	======	======

Reclassification adjustments from other comprehensive earnings to earnings for the nine months ended September 29, 2002 are comprised primarily of an impairment charge relating to an other than temporary decrease in the value of the Company's available-for-sale securities. Additionally for the quarter and nine months ended September 29, 2002, net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in costs of sales, have been reclassified to earnings. The gains (losses) on cash flow hedging derivatives for the quarter and nine months ended September 29, 2002 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $431 and $413 for the respective periods.

Reclassification adjustments from other comprehensive earnings for the quarter and nine months ended September 30, 2001 consist primarily of net gains on cash flow hedging derivatives for which the related transaction had impacted earnings, partially offset for the nine month period by losses on available-for-sale securities sold during the period. The gains on cash flow hedging derivatives for the quarter and nine months ended September 30, 2001 include losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $11 and $33, respectively.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)

Additionally, in the nine months ended September 30, 2001, a loss of $1,091 was recognized in earnings relating to changes in fair value of derivatives which the Company excluded from its assessment of hedge effectiveness. There was no such amount for the periods ended September 29, 2002.

The Company expects substantially all of the remaining deferred loss of $3,934 on derivative hedging instruments in accumulated other comprehensive earnings at September 29, 2002 to be reclassified to earnings within the next twelve months. The remainder of the balance in accumulated other comprehensive earnings relates primarily to losses on the translation of foreign currency financial statements.

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

Statement 142 requires the Company to perform an annual impairment test for goodwill and intangible assets with indefinite lives. Additionally, within six months of adopting the statement, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This assessment was completed during the second quarter of 2002. As part of this assessment, the Company allocated goodwill and other corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of these reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows and compares these values in total with the fair value of the business based on market capitalization at the date of testing. Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of tax, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit. This transitional charge was recorded as a cumulative effect of a change in accounting principle and, in accordance with the statement, recorded retroactively to the first quarter.

A portion of the Company's goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of SFAS 142 testing, these assets were allocated to the reporting units within the Company's operating segments. Including this allocation, the changes in carrying amount of goodwill, by operating segment for the nine months ended September 29, 2002 are as follows:

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)

	U.S. Toys	Games	International	Corporate	Total
	-------------	----------	-----------------	--------------	-------
Balance at Dec. 30, 2001	$105,773	158,321	19,893	477,588	$761,575
Allocation of Corporate	208,885	104,893	163,810	(477,588)	-
Impairment	(296,223)	-	-	-	(296,223)
Foreign Exchange	-	-	1,543	-	1,543
Other	-	(1,451)	-	-	(1,451)
	--------------	------------	-----------	------------	--------------
	$ 18,435	261,763	185,246	-	$465,444
	========	=======	======	=======	========

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

Basic and Diluted Net Earnings
(Loss) per Share
Reported net earnings (loss)	$ (.15)	(.11)	.29	.30	.35
Add back amortization:
Goodwill	.06	.06	.06	.07	.25
Indefinite life intangible assets	.02	.02	.02	.02	.06
Tax impact	(.03)	(.03)	-	.01	(.05)
	-------	-------	------	------	-------
Adjusted net earnings (loss)	$ (.10)	(.06)	.37	.40	.61
	====	====	====	====	====

In addition, the following table provides a reconciliation of the reported net income for fiscal years 2000 and 1999 to adjusted net income had SFAS 142 been applied as of the beginning of fiscal year 1999:

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)
	2000	1999
	----------	-------
Reported net earnings (loss)	$(144,631)	188,953
Add back amortization:
Goodwill	47,482	42,093
Indefinite life intangible assets	9,804	9,823
Tax impact	(10,352)	(9,960)
	----------	------------
Adjusted net earnings (loss)	$(97,697)	230,909
	======	=======

Earnings (Loss) per Share	2000 Basic and Diluted	1999 Basic	1999 Diluted
Reported net earnings (loss)	$(.82)	.97	.93
Add back amortization:
Goodwill	.27	.22	.21
Indefinite life intangible assets	.06	.05	.05
Tax impact	(.06)	(.05)	(.05)
	-------	------	-------
Adjusted net earnings (loss)	$(.55)	1.18	1.14
	====	====	====

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
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)

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

In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products, electronic interactive products, children's consumer electronics, electronic learning aids, and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, trading card games, and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The Operations segment sources product for the majority of the Company's segments. The Retail segment operates retail shops, which sell games products and offer an area for organized play of trading card and role-playing games. The Company also has other segments that primarily license out certain toy and game properties. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are general corporate expenses, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs are allocated to segments based upon foreign exchange rates fixed at the beginning of the year, with adjustment to actual foreign exchange rates included in corporate and eliminations. The accounting policies of the segments are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 30, 2001, except for the Company's adoption of Statement of Financial Accounting Standards No. 142 described in Note 3 and the Company's adoption of Statement of Financial Accounting Standards No. 144 as of December 31, 2001, which did not have an impact on the Company's consolidated results of operations and financial position.

Results shown for the quarter and nine months are not necessarily representative of those which may be expected for the full year 2002 nor were those of the comparable 2001 periods representative of those actually experienced for the full year 2001. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarter and nine months ended September 29, 2002 and September 30, 2001 are as follows.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)
Quarter ended
------------------
September 29, 2002			September 30, 2001
---------------------------			----------------------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. Toys	$307,164	6,407	325,187	23,115
Games	225,871	8,889	262,162	5,749
International	268,454	38,199	279,632	24,806
Operations (a)	1,873	235,363	8,264	171,461
Retail	9,076	-	10,226	-
Other segments	8,094	1,984	7,882	359
Corporate and eliminations	-	(290,842)	-	(225,490)
	------------	------------	------------	------------
	$820,532	-	893,353	-
	=======	=======	=======	=======
	Nine Months ended --------------------------
	September 29, 2002 ---------------------------		September 30, 2001 ----------------------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$707,659	9,207	652,298	40,145
Games	470,759	23,289	548,690	22,573
International	578,859	77,321	595,016	63,057
Operations (a)	7,997	460,430	16,639	307,740
Retail	26,545	-	28,988	-
Other segments	26,970	6,242	25,979	1,479
Corporate and eliminations	-	(576,489)	-	(434,994)
	------------	------------	------------	------------
	$1,818,789	-	1,867,610	-
	========	=======	========	=======
	Quarter ended		Nine Months ended
Operating profit (loss)	Sept. 29, 2002 -------	Sept. 30, 2001 -------	Sept. 29, 2002 -------	Sept. 30, 2001 -------
U.S. Toys	$25,489	22,538	66,285	3,374
Games	48,378	50,172	68,321	102,171
International	9,937	28,563	(36,451)	(19,477)
Operations (a)	4,404	2,351	(2,590)	(3,716)
Retail	(6,064)	(5,749)	(17,320)	(19,768)
Other segments	3,846	4,042	12,790	13,765
Corporate and eliminations	10,727	1,857	13,338	13,277
	-----------	------------	------------	------------
	$96,717	103,774	104,373	89,626
	======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)

Total assets	Sept. 29, 2002 -------	Sept. 30, 2001 -------
U.S. Toys (b)	$919,990	1,075,746
Games	1,224,407	1,026,322
International	1,287,713	1,210,031
Operations	523,652	368,406
Retail	20,394	51,815
Other segments	54,513	30,354
Corporate and eliminations (b)	(906,471)	(172,088)
	--------------	--------------
	$3,124,918	3,590,586
	========	========

(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

(b) Certain intangible assets which benefit operating segments are reflected as Corporate assets for segment reporting purposes. For application of SFAS 142, these amounts have been allocated to the reporting unit which benefits from their use. Therefore, a portion of the impairment of $296,223 of goodwill related to the U.S. Toys reporting unit as a result of the adoption of SFAS No. 142 in the nine months ended September 29, 2002 is reflected in the Corporate and eliminations amount above.

The following table presents consolidated net revenues by classes of principal products for the quarters and nine month periods ended September 29, 2002 and September 30, 2001.
	Quarter ended		Nine Months ended
	Sept. 29, 2002 ---------	Sept. 30, 2001 ---------	Sept. 29, 2002 ---------	Sept. 30, 2001 ---------
Boys toys	$236,500	205,800	607,400	453,900
Games and puzzles	322,500	388,900	690,700	834,100
Preschool toys	79,600	73,000	155,700	130,800
Creative play	66,300	69,800	127,400	148,900
Girls toys	47,900	44,700	73,500	60,700
Other	67,732	111,153	164,089	239,210
	------------	------------	--------------	--------------
Net revenues	$820,532	893,353	1,818,789	1,867,610
	=======	=======	========	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)

(5)   Earnings per share data for the quarters and nine months ended September 29, 2002 and September 30, 2001 were computed as follows:
	2002 -----------------		2001 -----------------
Quarter ----------	Basic -------	Diluted ----------	Basic -------	Diluted ----------
Earnings before cumulative effect
of accounting change	$55,848	55,848	50,602	50,602
	======	=======	======	======

Average shares outstanding	172,758	172,758	172,140	172,140
Effect of dilutive securities;
options and warrants	-	527	-	1,092
	-----------	------------	-----------	-----------
Equivalent shares	172,758	173,285	172,140	173,232
	======	=======	======	======
Earnings per share before cumulative
effect of accounting change	$.32	.32	.29	.29
	======	=======	======	======

	2002 -----------------		2001 -----------------
Nine Months	Basic	Diluted	Basic	Diluted
----------------	---------	---------	--------	---------
Earnings before cumulative effect
of accounting change	$12,902	12,902	8,313	8,313
	======	=======	======	=======

Average shares outstanding	172,692	172,692	172,032	172,032
Effect of dilutive securities; options and warrants	-	879	-	618
	-----------	------------	-----------	------------
Equivalent shares	172,692	173,571	172,032	172,650
	======	=======	======	=======
Earnings per share before cumulative
effect of accounting change	$.07	.07	.05	.05
	======	=======	======	=======

Options and warrants to acquire shares totaling 37,100 at September 29, 2002 and 28,594 at September 30, 2001, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. The Company also has convertible debt under which potentially issuable shares were not included as the contingency features were not met. If the contingent conversion features are met, the impact of conversion of the debentures will result in an additional 11,574 shares being included in the calculation of diluted earnings per share.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars Except Per Share Data)

NET EARNINGS (LOSS) AND SEGMENT RESULTS
------------------------------------------------------------------------
Net earnings for the quarter and net loss for the nine months ended September 29, 2002 were $55,848 and $(232,830), respectively, compared with net earnings of $50,602 and $7,247 for the comparable periods of 2001. Basic earnings per share for the quarter and loss per share for the nine months ended September 29, 2002 were $.32 and $(1.35), respectively, compared with basic earnings per share of $.29 and $.04 for the respective periods in 2001. Diluted earnings per share for the quarter and loss per share for the nine months ended September 29, 2002 were $.32 and $(1.34), respectively, compared with diluted earnings per share of $.29 and $.04 for the respective periods in 2001. Net earnings and basic and diluted earnings per share for the nine months ended September 29, 2002 include a cumulative effect of accounting change, net of tax, of $(245,732) or $(1.42) per share relating to the impairment of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142). The net earnings and basic and diluted earnings per share for the nine months ended September 30, 2001 include a cumulative effect of accounting change, net of tax, of $(1,066) or $(.01) per share relating to the adoption of Statement of Financial Accounting Standards No. 133. Also included in the net loss in the nine months ended September 29, 2002 is a non-cash charge, after tax, of $28,589 for the write-down of the Company's investment in Infogrames Entertainment SA common stock. This write-down negatively impacted basic earnings per share by $.17. The related shares were received as part of the net proceeds from the sale of Hasbro Interactive and Games.com to Infogrames Entertainment SA in 2001. The results for the quarter and nine months ended September 29, 2002 were also favorably impacted by the provisions of SFAS No. 142 which eliminated the amortization of goodwill and certain intangibles deemed to have indefinite lives. The elimination of this amortization and its related tax effect had SFAS 142 been applied in 2001 would have increased the net earnings and basic earnings per share for the quarter ended September 30, 2001 by $12,941 and $.08 per share, respectively, and net earnings and basic earnings per share for the nine months ended September 30, 2001 by $28,794 and $.17 per share, respectively.

Consolidated net revenues for the nine months ended September 29, 2002 were $1,818,789 compared to $1,867,610 for the nine months ended September 30, 2001, a decrease of 2.6%. Consolidated revenues for the quarter ended September 29, 2002 were $820,532 compared to $893,353 for the quarter ended September 30, 2001, a decrease of 8.2%. Most of the Company's revenues and operating earnings are derived from its three principal segments, U.S. Toys, Games and International. In 2002, the Company has reclassified its segment results for 2001 to reflect the realignment of certain operating divisions within its major segments. Toy lines included in the U.S. Tiger product lines have been reclassified to the U.S. Toys segment from the Games segment, where all Tiger products had been included. Certain Tiger electronic games, primarily handheld, remain in the Games segment. In addition, the international operations of Tiger and Wizards of the Coast, previously managed as part of the Games segment, are now managed as part of the International segment.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars Except Per Share Data)

U.S. TOYS
U.S. Toys net revenues for the quarter ended September 29, 2002 decreased 5.5% to $307,164 from $325,187 for the quarter ended September 30, 2001. Revenues for the nine months ended September 29, 2002 increased 8.5% to $707,659, from $652,298 for the nine months ended September 30, 2001. The decrease for the quarter was primarily due to decreased shipments of electronic interactive products, such as BIOBUGS and POO-CHI, and remote control toys. Also, prior year revenues were favorably affected by sales of products related to JURASSIC PARK III, which was released in July 2001. These decreases were partially offset by shipments of products related to STAR WARS: EPISODE II: ATTACK OF THE CLONES, which was released on May 16, 2002. In addition, the Company had increased shipments of certain core products, primarily PLAYSKOOL and GI JOE related products, as well as increased sales resulting from the introduction of BEYBLADES products. The increase for the nine month period was primarily due to shipments of STAR WARS related products and, to a lesser extent, increased shipments of certain core products, primarily PLAYSKOOL, GI JOE and TRANSFORMERS products. These increases were partially offset by decreased sales of JURASSIC PARK and MONSTERS, INC. products, electronic interactive products, and remote control toys. MONSTERS, INC. was released in theaters in the U.S. in November 2001. U.S. Toys operating profit increased to $25,489 for the quarter ended September 29, 2002 from $22,538 for the quarter ended September 30, 2001. Operating profit for the nine months ended September 29, 2002 increased to $66,285 from $3,374 for the nine months ended September 30, 2001. The increase for the quarter, in dollars, was primarily due to decreased selling, distribution and administration costs partially offset by increased royalty expense. Gross margin increased slightly in the quarter in spite of decreased revenues primarily as the result of increased sales of entertainment-based products, principally STAR WARS related products, which typically carry a higher gross margin. The increase for the nine months was primarily due to increased gross margins and, to a lesser extent, decreased selling, distribution and administration costs. These were partially offset by higher royalty expense. Selling, distribution and administration costs decreased in both periods as the result of the Company's cost reduction initiatives, including the combination of its U.S. Toys group into essentially one location, a process begun in late 2000. Gross margin increased in both periods and royalty expense increased in both periods as the result of increased revenues from sales of entertainment based-properties, primarily STAR WARS products. During the remainder of 2002, the Company continues to expect higher sales of STAR WARS related products compared to the prior year due to the theatrical release of STAR WARS: EPISODE II: ATTACK OF THE CLONES, in May 2002 and the planned video and DVD release in November 2002. Sales of product related to entertainment-based properties, such as STAR WARS, typically carry a higher gross margin. These products also typically carry a higher royalty rate and the resulting operating profit is not as high as it is for revenues derived from the sale of Hasbro owned brands. Higher amortization expense relating to the product rights associated with STAR WARS was offset by the elimination of amortization of goodwill and product rights deemed to have an indefinite life as the result of the Company's adoption of SFAS 142 at the beginning of fiscal 2002.

GAMES
Games net revenues decreased by 13.8% to $225,871 for the quarter ended September 29, 2002 from $262,162 for the quarter ended September 30, 2001. Revenues for the nine months ended September 29, 2002 decreased 14.2% to $470,759 from $548,690 for the nine months ended September 30, 2001.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars Except Per Share Data)

For the quarter, the decrease primarily relates to decreased sales of electronic games as well as decreased sales of licensed trading card games, primarily HARRY POTTER and to a lesser extent, POKEMON. For the nine months, in addition to the above, the decrease was also due to decreased sales of MAGIC: THE GATHERING trading card games. The decrease in MAGIC: THE GATHERING trading cards is principally due to an additional major release in 2001 versus 2002. Product sales are generally higher during the period subsequent to major new releases.

Games operating profit decreased to $48,378 for the quarter ended September 29, 2002 from $50,172 for the quarter ended September 30, 2001. Operating profit for the nine months ended September 29, 2002 decreased to $68,321 from $102,171 for the nine months ended September 30, 2001. The decrease in operating profit was primarily due to decreased gross margin as the result of the decrease in overall sales and, specifically, decreased sales of trading card games, which carry a higher gross margin, as well as increased research and development expenses. Partially offsetting these factors were decreased selling, distribution and administrative expenses largely due to the Company's cost reduction initiatives, and reduced intangible amortization expense resulting from the adoption of Statement of Financial Accounting Standards No. 142, which eliminates amortization of goodwill and certain intangibles deemed to have indefinite lives.

INTERNATIONAL
International net revenues decreased by 4.0% to $268,454 for the quarter ended September 29, 2002 from $279,632 for the quarter ended September 30, 2001. Revenues for the nine months ended September 29, 2002 decreased 2.7% to $578,859 from $595,016 for the nine months ended September 30, 2001. The decrease for the quarter is primarily due to decreased sales of HARRY POTTER and POKEMON trading card games as well as electronic interactive products and sales of products related to JURASSIC PARK. These decreases were partially offset by increased revenues from sales of STAR WARS and DISNEY related products and, to a lesser extent, increased revenues from sales of BEYBLADES, E-KARA, and TRANSFORMERS products. The decreased revenues for the nine month period are mainly the result of decreased sales of POKEMON products and electronic interactive products partially offset by increased sales of STAR WARS and DISNEY related products. The revenue from the sale of POKEMON products was still strong internationally through the first three quarters of 2001. The increase in shipments of DISNEY related products primarily related to the international release of MONSTERS, INC. For the quarter and nine months ended September 29, 2002, International revenues were positively impacted by approximately $9,800 and $11,100, respectively, from the weaker U.S. dollar. International operating profit decreased to $9,937 for the quarter ended September 29, 2002 from $28,563 for the quarter ended September 30, 2001. Operating loss for the nine months ended September 29, 2002 was $(36,451) compared with $(19,477) for the nine months ended September 30, 2001. The decrease in operating profit for the quarter was primarily due to increased royalty expense as the result of increased sales of STAR WARS and DISNEY products, decreased gross margins as the result of decreased sales of trading card games which typically carry a higher gross margin, as well as increased product development expenses. The increase in operating loss for the nine months was primarily the result of increased royalty expense and, to a lesser extent, increased product development expense. These were partially offset by increased gross margins as a result of the increased sales of entertainment-based properties, which typically carry a higher gross margin, as well as decreased selling, distribution and administration expenses as the result of the Company's cost reduction initiatives.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars Except Per Share Data)

Expenses were also impacted by the weakened U.S. dollar, with a net impact to pretax earnings for the quarter and nine months ended September 29, 2002 of approximately $900 and $2,800, respectively.

OTHER SEGMENTS
Revenues from the Retail segment decreased 11.2% to $9,076 for the quarter ended September 29, 2002 from $10,226 for the quarter ended September 30, 2001. Revenues for the Retail segment for the nine months ended September 29, 2002 decreased 8.4% to $26,545 from $28,988 for the nine months ended September 30, 2001. Operating loss for the retail segment increased to $(6,064) for the quarter ended September 29, 2002 from $(5,749) for the quarter ended September 30, 2001. Operating loss for the nine months ended September 29, 2002 decreased to $(17,320) from $(19,768) for the nine months ended September 30, 2001. The decrease in revenues for the quarter and nine months and operating loss for the nine months was primarily due to the closing of certain underperforming stores in the second quarter of 2002 and the fourth quarter of 2001.

GROSS PROFIT
-----------------------
The Company's gross margin increased to 58.2% for the quarter ended September 29, 2002 from 55.0% for the quarter ended September 30, 2001, while gross margin for the nine months ended September 29, 2002 increased to 61.2% from 57.4% for the nine months ended September 30, 2001. This increase was primarily due to changes in product mix with increased sales of STAR WARS and DISNEY products, partially offset by decreased sales of trading card games, all of which have higher gross margins. The Company has maintained lower levels of inventory in the first nine months of 2002, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. This was mitigated, somewhat, by the Company's efforts to have a supply of selected inventory available for delivery to retail customers in the event of a work stoppage at U.S. West Coast ports, through which much of the Company's U.S. Toys segment product is imported from the Far East. Most of the Company's remaining expected shipments of Games segment product for the year is manufactured in the U.S. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs. In addition, a resumption of the work stoppage or a significant work slowdown at the U.S. West Coast ports could disrupt the Company's flow of goods and have a negative impact on gross margin through both a decrease in sales, because of a lack of goods available, or an inability to ship such goods in a timely manner, or an increase in the cost of sales due to the use of costlier shipping methods. The Company continues to monitor the situation and is exploring alternate strategies in order to mitigate the effect in the event of such a work stoppage or slowdown.

The Company anticipates higher gross margins in 2002 than in 2001 largely as a result of increased sales of entertainment based-products, primarily STAR WARS products, due to the theatrical release of STAR WARS EPISODE II: ATTACK OF THE CLONES in May 2002. The expected increase in gross margins will be largely offset, at the operating profit level, by increased royalty expense relating to sales of these licensed products as well as increased amortization of related product rights.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

EXPENSES
-----------------
Amortization expense of $22,268 and $66,483 in the third quarter and nine months, respectively, of 2002 decreased from $29,761 and $88,044 in the comparable 2001 respective periods. These decreases are related to the Company's adoption on December 31, 2001 of Statements of Financial Accounting Standard 142, which require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually.

The decrease related to the adoption of these statements is partially offset by increased amortization of the product rights related to STAR WARS as a result of increased sales of STAR WARS product due to the May 2002 release of STAR WARS EPISODE II: ATTACK OF THE CLONES. The Company expects full year amortization for 2002 to approximate $90,000.

Royalties for the quarter ended September 29, 2002 increased 30.9% to $85,210 from $65,105 for the quarter ended September 30, 2001. For the nine months ended September 29, 2002, royalties increased 53.9% to $202,378 from $131,504 for the nine months ended September 30, 2001. This increase was the result of increased sales of entertainment based product, primarily STAR WARS related. As noted above, the Company expects a higher level of royalties in 2002 as the result of product sales related to the theatrical releases of STAR WARS EPISODE II: ATTACK OF THE CLONES, Disney's LILO & STITCH and, internationally, MONSTERS, INC.

Research and product development expenses for the quarter ended September 29, 2002 increased to $36,687 or 4.5% of net revenues from $32,077 or 3.6% of net revenues in the third quarter of 2001. These expenses increased to $106,670 or 5.9% of net revenues for the nine months ended September 29, 2002 from $92,281 or 4.9% of net revenues for the nine months ended September 30, 2001. This increase is the result of the Company's continued focus on product innovation as part of its core brand strategy.

For the quarterly periods, advertising expense decreased in amount to $82,911 in 2002 from $90,655 in 2001 but remained constant at 10.1% of net revenues in both periods. For the nine month periods, advertising expense decreased slightly in amount but increased as a percentage of revenues to $188,307 or 10.4% of net revenues in 2002 from $189,333 or 10.1% of net revenues in 2001. In 2003, the Company expects advertising expense as a percentage of net revenues to increase as it focuses on promoting its core brands.

The Company's selling, distribution and administration expenses, which, with the exception of distribution costs, are largely fixed, decreased to $153,821 or 18.7% of net revenues for the quarter ended September 29, 2002 from $169,826 or 19.0% of net revenues for the quarter ended September 30, 2001. For the nine month periods, these expenses decreased to $445,081 or 24.5% of net revenues in 2002 compared to $480,854 or 25.7% of net revenues in 2001. These decreases are primarily the result of the Company's cost reduction efforts.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Other expense for the quarter ended September 29, 2002 was $3,350 compared to $3,244 for the quarter ended September 30, 2001. For the nine month periods, other expense was $31,182 in 2002 compared to $74 in 2001. Other expense for the nine months ended September 29, 2002 includes a pretax charge of $38,633 related to the write-down of the value of the common stock of Infogrames Entertainment SA, held by the Company as an available-for-sale investment. This charge was partially offset by interest income received in the second quarter of 2002 on a tax settlement of $10,211.

Interest expense for the third quarter of 2002 was $17,897 compared with $26,116 in the third quarter of 2001. For the nine month period, interest expense decreased to $55,756 in 2002 from $77,327 in 2001. Approximately 50% of the decrease for the nine month period is due to decreased average borrowings, primarily reflecting the decreased average short term borrowings in 2002 as well as the repurchase of $72,650 of 7.95% Notes due March 2003 during the second and third quarters of 2002. The remaining decrease in the nine months ended September 29, 2002 is due to decreased interest rates, primarily reflecting the issuance of $250,000 of 2.75% convertible senior debentures in the fourth quarter of 2001, the proceeds of which were used to repurchase debt with higher interest rates. Also contributing to the decrease in interest expense were several interest rate swap agreements initiated in the second quarter of 2002 to adjust the amount of the Company's total debt that is subject to fixed interest rates.

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax income in the first nine months of 2002 was 26% compared to 32% in the first nine months of 2001. The income tax rate for the full year 2001 was 36.8%. The decrease in the rate in 2002 from the full year 2001 rate is primarily due to the adoption of Statement of Financial Accounting Standard No. 142, which eliminates amortization of goodwill and certain intangibles deemed to have an indefinite life.

CHANGE IN ACCOUNTING PRINCIPLES
---------------------------------------------------------
On December 31, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this statement, goodwill and other intangible assets are allocated to applicable reporting units. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually using a two step process that begins with an estimation of fair value of a reporting unit. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Completion of step one identified that the U.S. Toys reporting unit had a fair value which was less than its carrying value, indicating a need for a step two analysis. No other reporting units required step two procedures. After allocating the fair value of the U.S. Toys reporting unit to its assets and liabilities, the remaining amount was insufficient to cover goodwill by $296,223. Goodwill of the U.S. Toys reporting unit was impaired by this amount. This impairment is included in results for the nine months ended September 29, 2002, net of related tax impact of $50,491.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

On January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 138, which requires that all derivative instruments, such as foreign exchange contracts, be recorded on the balance sheet at fair value. The effect of adopting these standards on earnings, which was recorded in the first quarter of 2001, net of taxes, was $(1,066) while the effect on Accumulated Other Comprehensive Earnings was $(753), which was reclassified to earnings over the final three quarters of 2001 through cost of sales.

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

Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At September 29, 2002 and September 30, 2001, the Company's unshipped orders were approximately $526,000 and $537,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
Hasbro has historically generated a significant amount of cash from normal operations. The Company funds its operations and liquidity primarily through these cash flows from operations, as well as utilizing borrowings under the Company's secured and unsecured credit facilities when needed. The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay a significant portion of outstanding short-term debt. During 2002, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility and believes that the funds available to it are adequate to meet its needs. However, unforeseen circumstances, such as severe softness in or collapse of the retail environment may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility, a circumstance most likely to occur when operating shortfalls would most likely require supplementary borrowings.

Because of this seasonality in cash flow, management believes that on a quarterly basis, rather than discussing only its cash flows, a better understanding of its liquidity and capital resources can be obtained through a discussion of the various balance sheet categories as well. Also, as several of the major categories, including cash and cash equivalents, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter, again due to the seasonality of its business, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior year-end.

Cash flows utilized by operating activities were $98,597 for the nine months ended September 29, 2002 compared to $121,120 for the nine months ended September 30, 2001. Receivables were $799,122 at September 29, 2002 compared to $785,807 at September 30, 2001. The increase in receivables is due to lower sales program costs in the period and the mix of products sold in the first nine months of 2002. The Company had lower sales of trading card games in 2002, which generally have shorter payment terms. While receivables are higher, past due accounts therein decreased by 17% over the comparable period last year. Inventories decreased approximately 18.4% from last year's levels, primarily reflecting improved inventory management as well as increased efficiencies achieved as part of the Company's supply chain management improvement program. The Company has actively sought to manage inventory to reduce the risk of obsolescence, while in the third quarter of 2002 balancing the need to prepare for a potential work stoppage at U.S. West Coast import points.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

Prepaid expenses decreased to $189,308 at September 29, 2002 from $235,053 at September 30, 2001. The decrease was primarily due to a decrease in advance royalties as the result of royalties earned in the second and third quarters of 2002 on products relating to certain licenses, most significantly the May 2002 release of STAR WARS: EPISODE II: ATTACK OF THE CLONES. In addition, the Company has been actively seeking to reduce expenditures and this decreased level of spending is reflected in decreased prepaid expenses, as well as in decreased liabilities.

Accounts payable and accrued liabilities decreased by $31,099 to $715,658 at September 29, 2002 from $746,757 at September 30, 2001. The decrease is primarily due to reduced amounts payable as a result of the lower level of inventory and other expenses at September 29, 2002. In addition, the decrease relates to payments of amounts previously accrued relating to the Company's December 2000 consolidation plan, and, to a lesser extent, decreased royalty accruals as the result of the Company's strategy to focus on core brands rather than licensed products. These decreases were partially offset by an increase in accrued income taxes due to an increase in taxable income for the nine months ended September 29, 2002 versus the nine months ended September 30, 2001.

Collectively, property, plant and equipment and other assets decreased $325,437 from the comparable period in the prior year. The principal reason for this decrease is the goodwill impairment charge of $296,223 as a result of the Company's adoption of SFAS No. 142, as well as amortization of intangibles, depreciation of property, plant and equipment and a further decline in the fair value of the Company's investment in the common stock of Infogrames Entertainment SA over the comparable period in the prior year. In connection with the decline in the value of this investment, the Company recorded a non-cash pretax charge to earnings of $38,633 during the nine months ended September 29, 2002. These decreases were partially offset by an increase in long-term deferred tax assets resulting from both the SFAS No. 142 impairment charge and the decrease in the value of the Infogrames Entertainment SA stock, and an increase in long-term advance royalties as a result of a payment made related to the May 2002 release of STAR WARS EPISODE II: ATTACK OF THE CLONES, as well as additions to property, plant and equipment.

In connection with the license for the STAR WARS properties, the Company has aggregate minimum guaranteed royalty payments of $590,000. Of this amount, from the inception of the contract in 1998 through the quarter ended September 29, 2002, the Company has paid $470,000 to the licensor. For that same time period, the Company has recorded the related royalty expense of approximately $270,100. The remaining guaranteed cash payment is due to the licensor upon release of STAR WARS EPISODE III, which is currently anticipated to take place in 2005.

Net borrowings (short and long-term borrowings less cash and cash equivalents) improved to $1,131,047 at September 29, 2002 from $1,431,322 at September 30, 2001. This includes a decrease in short-term debt of $235,306, primarily as the result of improved cash management. This decrease is also due to the ability of the Company to repurchase $72,650 of 7.95% Notes due March 2003 during the second and third quarters of 2002 while maintaining a level of cash consistent with the prior year.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

As of September 29, 2002, the Company had $252,223 of 7.95% Notes due March 2003, which are shown as current installments of long-term debt. In October 2002, the Company repurchased an additional $51,935 of these notes. It is the Company's current expectation that cash provided by operations will be used to settle the remaining obligation of $200,288.

At December 30, 2001, the Company had a committed secured revolving credit agreement of $325,000, maturing in February 2003. In March 2002, the Company entered into an amended and restated revolving credit facility with its bank group, which extended the term of the facility through March 2005, increased the amount available to the Company for borrowing under this facility to $380,000, and eased certain restrictions regarding the retirement of long-term debt prior to stated maturity. The amended and restated facility is secured by substantially all domestic accounts receivable and inventory, as well as certain intangible assets of the Company. In addition to this available committed line, the Company also has available uncommitted lines approximating $55,000. At September 29, 2002, approximately $102,200 of these committed and uncommitted lines were in use. The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in the remainder of 2002 and in 2003.

The Company had letters of credit of approximately $38,800 and inventory purchase commitments of $134,600 outstanding at September 29, 2002.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

Inventory is valued at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the Company underproducing popular items or overproducing less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded when deemed necessary under the lower of cost or market standard.

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
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

FINANCIAL RISK MANAGEMENT
----------------------------------------------
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as a result of sourcing products priced in U.S. dollars, Hong Kong Dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Canadian dollar, and Mexican peso and, to a lesser extent, other currencies, including those in Latin American countries. To manage this exposure, the Company has hedged a portion of its estimated future foreign currency transactions using forward foreign exchange contracts and foreign currency options. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. The Company does not speculate in, and, other than set forth above, the Company does not hedge foreign currencies. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.

In May of 2002, the Company entered into interest rate swap agreements with notional amounts totaling $350 million in order to adjust the amount of total debt that is subject to fixed interest rates. These agreements are designated and effective as hedges of the change in fair value of the associated debt. At September 29, 2002, these contracts had a fair value of $14,505 of which $477 is recorded as a current asset and $14,028 is recorded in other assets.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
-----------------------------------------------------------------------------------------------------------------------------------
This Quarterly Report on Form 10-Q contains "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

The Company's actual actions or results may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to:

-the Company's ability to manufacture, source and ship new and continuing products on a timely basis and the acceptance of those products by customers and consumers at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of products;

-economic conditions, including the retail market, higher fuel prices, currency fluctuations and government regulations and other actions in the various markets in which the Company operates throughout the world;

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued
(Thousands of Dollars Except Per Share Data)

-the inventory policies of retailers, including the concentration of the Company's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management techniques, which increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules;

-work stoppages, slowdowns or strikes, which may impact the Company's ability to manufacture or deliver product;

-a resumption of the work stoppage, a significant work slowdown or other issues in timely processing of shipping at the U.S. West Coast ports, as well as associated delays in shipping space and containers being made available elsewhere, which could disrupt the Company's flow of goods and have a negative impact on revenues and gross margin through decreased sales, because of a lack of goods available or an inability to ship such goods in a timely manner, or additionally in the case of gross margin through an increase in the cost of sales due to the use of costlier shipping methods;

-the bankruptcy or other lack of success of one of the Company's significant retailers which could negatively impact the Company's revenues or bad debt exposure;

-the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment;

-the ability of the Company to generate sufficient available cash flow to service its outstanding debt;

-restrictions on the Company contained in the Company's credit agreement;

-unforeseen circumstances, such as a severe softness in or collapse of the retail environment that may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants and the Company being unable to utilize borrowings under its revolving credit facility, a circumstance likely to occur when operating shortfalls would result in the Company being in the greatest need of such supplementary borrowings;

-market conditions, third party actions or approvals, the impact of competition, and other factors that could delay or increase the cost of implementation of the Company's consolidation programs, prevent the Company from fully realizing advance royalties paid in connection with licensed products, result in an impairment of the goodwill associated with acquired companies or impacted product lines, reduce actual results, and cause anticipated benefits of acquisitions to be delayed or reduced in their realization; and

-other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q, and 10-K.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation.

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

4.5

First Amendment to Second Amended and Restated Revolving Credit Agreement dated as of July 26, 2002 by and among the Company, the Banks thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-6682.)

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

11.1	Computation of Earnings Per Common Share - Nine Months
Ended September 29, 2002 and September 30, 2001.

11.2	Computation of Earnings Per Common Share - Quarter
Ended September 29, 2002 and September 30, 2001.

12	Computation of Ratio of Earnings to Fixed Charges -
Nine Months and Quarter Ended September 29, 2002.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated July 22, 2002, was filed by the Company and included the Press Release, dated July 22, 2002, announcing the Company's results for the second quarter.
Consolidated Statements of Operations (without notes) for the quarters ended June 30, 2002 and July 1, 2001
and Consolidated Condensed Balance Sheets (without notes) as of said dates were also filed with the Current Report on Form 8-K.

A Current Report on Form 8-K, dated August 13, 2002, was filed by the Company in connection with the submission to the Securities and
Exchange Commission of the Statements under Oath of Principal
Executive Officer and Principal Financial Officer Regarding Facts and
Circumstances Relating to Exchange Act Filings made by Alan G.
Hassenfeld and David D. R. Hargreaves. Copies of these statements under oath were filed as exhibits to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: November 7, 2002	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

CERTIFICATIONS
I, Alan G. Hassenfeld, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hasbro, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ Alan G. Hassenfeld
------------------------------
Alan G. Hassenfeld
Chairman and Chief Executive
Officer

I, David D. R. Hargreaves, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hasbro, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ David D. R. Hargreaves
------------------------------------
David D. R. Hargreaves
Senior Vice President and Chief
Financial Officer

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended September 29, 2002

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

4.5

First Amendment to Second Amended and Restated Revolving Credit Agreement dated as of July 26, 2002 by and among the Company, the Banks thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, File No. 1-6682.)

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

11.1	Computation of Earnings Per Common Share - Nine Months
Ended September 29, 2002 and September 30, 2001.

11.2	Computation of Earnings Per Common Share - Quarter
Ended September 29, 2002 and September 30, 2001.

12	Computation of Ratio of Earnings to Fixed Charges -
Nine Months and Quarter Ended September 29, 2002.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.