Form 10-K
period 2002-12-29
HASBRO INC
filed 2003-03-28
CIK 46080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☒    No ☐

.

        The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 28, 2002 computed by reference to the closing price of the stock on June 28, 2002 was approximately $2,103,964,000. The registrant does not have non-voting common stock outstanding.

        The number of shares of common stock outstanding as of March 12, 2003 was 173,088,636.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1.    BUSINESS

  General Development and Description of Business and Business Segments

        Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company", "we", or "us", means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

        The Company is a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. Both internationally and in the U.S., its widely recognized core brands such as PLAYSKOOL, TONKA, MILTON BRADLEY, PARKER BROTHERS, TIGER, and WIZARDS OF THE COAST provide what the Company believes to be the highest quality play experiences in the world. In its offerings are a broad variety of games, including traditional board and card, hand-held electronic, trading card and roleplaying games, as well as electronic learning aids and puzzles. Toy offerings include boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, children's consumer electronics, electronic interactive products, creative play and toy related specialty products. The Company also licenses to others various trademarks, characters and other property rights for use in connection with consumer promotions and the sale by others of noncompeting toys and non-toy products.

        The Company's focus on managing its business covers two major areas, Toys and Games. Organizationally, the Company's principal segments are U.S. Toys, Games, and International, with additional reportable segments of Operations and Retail. Financial information with respect to the Company's segments is included in note 19 to the Company's financial statements, which are included in Item 8 of this 10-K and incorporated herein by reference.

        In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, children's consumer electronics, electronic interactive products, creative play and toy related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board and card games, hand-held electronic games, trading card and roleplaying games, as well as learning aids and puzzles. Within the International segment, the Company develops, manufactures, markets and sells both toy and game products in non-U.S. markets.

        Operations sources product for the majority of the Company's segments. The Retail segment operates retail shops. The Company also has other segments which primarily license certain of the Company's intellectual property to third parties. In 2002, these other segments did not meet the quantitative thresholds for reportable segments.

    U.S. Toys

        In the U.S. Toys segment, the Company's products are marketed as boys' toys, girls' toys, preschool, creative play, children's consumer electronics and other products.

        Boys' toys are offered across a wide range of core properties such as G.I. JOE and TRANSFORMERS action figures, and the TONKA line of trucks and vehicles. Other products are tied to entertainment properties, including STAR WARS toys and accessories, highlighted in 2003 by products based on the new CLONE WARS story line developed by Lucasfilm. In 2003, the Company will be introducing a new line-up of G.I. JOE action figures, G.I. JOE: SPY TROOPS, with special ACTION ATTACK features in the vehicles. Also, as part of the G.I. JOE authentic military line, a collection of NAVY SEALS figures will be added. The TRANSFORMERS ARMADA line will be expanded through a new storyline with the introduction of the UNICRON BATTLES. The TRANSFORMERS line in 2003 will also include TRANSFORMERS UNIVERSE, which will include selected TRANSFORMERS action figures from previous years. The TONKA 2003 product line includes the TEAM BUILDERS vehicles that have proven themes of police, fire and construction, as well as TONKA TOWN, an imaginary world with characterized vehicles and connectable playsets. In 2003, the Company will also be relaunching the MICRO MACHINES line in the U.S. with the introduction of SUPER STUNT CITY and a collection of vehicles and playsets. Also new in 2003 is the NAKNAK brand, a line of STACKING BATTLE figures.

        Girls' toys include the easy-to-operate remote control RADICAL ROLLIN' RACHEL doll, as well as the classic RAGGEDY ANN and RAGGEDY ANDY rag dolls. In 2003, the Company will be reintroducing the MY LITTLE PONY line, which will be supported by a licensing program in publishing, video, and other girl directed consumables.

        Since 2001, the Company has had a broad-based licensing relationship with Disney, which will continue in 2003. As part of this alliance, the Company offers the DISNEY PRINCESS line, which includes the MAGICAL PRINCESS CASTLES. The Company will also feature toy lines based on Walt Disney Pictures' and Pixar's anticipated release of FINDING NEMO, due out in 2003, as well as a variety of other toys based on classics such as THE LION KING and new Disney characters based on BROTHER BEAR, an animated movie scheduled for release in November.

        The U.S. Toys segment's preschool products include a portfolio of core brands primarily marketed under the PLAYSKOOL trademarks as well as a licensed product line based on HIT Entertainment's BOB THE BUILDER, which airs on Nickelodeon. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, SIT 'N SPIN and GLOWORM, a successful line of infant toys such as TUMMY TIME PICTURE SHOW, AIR-TIVITY TABLE, and the MAGIC SCREEN infant line, as well as preschool role-play products such as YARD CREW. As part of the PLAYSKOOL line in 2003, the Company will be introducing toys which are designed with the "big kid" play that little kids want but with preschool-appropriate play patterns. This initiative will include MAJOR POWERS, an action figure hero that consists of a full line of action figures along with vehicles. MAJOR POWERS will be supported by videos to help communicate the storyline. GO-BOTS are robots made especially for little hands that convert easily into multiple forms. Also new for 2003 are SPEEDSTARS, which are air-powered race cars with track sets that fold up for easy portability.

        Creative play items for both girls and boys include such classic core lines as PLAY-DOH, EASY-BAKE oven, and LITE-BRITE and SPIROGRAPH design toys. During 2003, the Company plans to expand the PLAY-DOH line by introducing PLAY-DOH CREATIVITY TABLE, a kid-sized table with lots of places and ways to be creative with PLAY-DOH. For EASY-BAKE, celebrating its 40th birthday in 2003, the Company will introduce the EASY-BAKE REAL MEAL oven where kids can make their own meals including pizza, pretzels, and macaroni and cheese.

        Children's consumer electronics products include HITCLIPS micro music systems, which will continue to have new artists and innovative players added in 2003, and KIDCLIPS DISNEY TUNES, which contain classic Disney tunes on easy to use players. The consumer electronics product line also includes the FURREAL FRIENDS brand, a line of electronic toy pets launched in 2002 with both FURREAL FRIENDS cats and kittens. Following up on the 2002 success of the FURREAL FRIENDS brand, the Company will introduce FURREAL FRIENDS GO GO MY WALKIN' PUP in 2003. New in 2003 in the lifestyle entertainment area is THINTRONIX, a new line of fun, ultra-thin products including a real working speakerphone and a tunable analog FM radio each just over one inch thick. Also planned to launch in 2003 is VIDEONOW, a personal video-player that features 3"

discs which play up to 30 minutes of uninterrupted content, allowing kids to watch their favorite show anytime, anywhere.

        Other products included in the U.S. Toys segment include the SUPER SOAKER line of water products and the NERF line of soft foam sports action toys. New in 2003 is the NERF TECH TARGET set as well as the NERF BIG PLAY FOOTBALL. Also new in 2003 is the POWER AIR SURFER SKY WOLF, a remote-control airplane which takes off right from the ground.

    Games

        The Company markets its games and puzzles under several well known core brands, including MILTON BRADLEY, PARKER BROTHERS, AVALON HILL, and WIZARDS OF THE COAST.

        The MILTON BRADLEY, PARKER BROTHERS and AVALON HILL brand portfolios consist of a broad assortment of games for children, families and adults. The Company's core game items include MONOPOLY, BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, CLUE, SORRY!, RISK, BOGGLE, OUIJA, DIPLOMACY, ACQUIRE and TRIVIAL PURSUIT, as well as a line of jigsaw puzzles for children and adults, including BIG BEN, GUILD and CROXLEY. The Company has put in place a series of marketing initiatives designed to encourage game play among a wide variety of audiences, including MY FIRST GAMES, FAMILY GAME NIGHT and GET TOGETHER GAMES. In 2002, the Company introduced the TRIVIAL PURSUIT 20th ANNIVERSARY EDITION, with questions on people, places and events of the last 20 years. This edition of TRIVIAL PURSUIT was the top-selling new game and the top-selling board game overall in the industry in 2002. The Company also introduced a line of NURSERY RHYME GAMES, including OLD MCDONALD HAD A FARM. In 2003, the Company will refresh the classic CLUE brand with new sculpted game pieces that represent each suspect. Also planned is a new version of CLUE that introduces additional suspects and incorporates an electronic game board. In addition, in 2003, the Company will be introducing TWISTER MOVES, which will combine the mat-based play associated with the classic TWISTER game with the hip hop fun of dance. Following up on the success of its products in the NURSERY RHYME GAMES line in 2002, the Company will expand the line in 2003 by introducing STORYTIME GAME WITH MOTHER GOOSE, along with the ABC SONG GAME and CAT AND THE FIDDLE. Another preschool game for 2003 is SILLY SOCCER, part of the Company's line of SILLY SPORTS action games, which lets kids develop their athletic skills while interacting with a cast of humorous characters. New boys' games in 2003 include BATTLEBALL, a futuristic battling football game, and MISSION COMMAND series with LAND, SEA and AIR editions which allow kids to assume the role of Army General, Navy Admiral or Air Force Commander. Also new in 2003 in children's games is PRO JAX, which is built around the classic game of jacks but adds new contemporary twists to the play. Finally, in the adult games category, the Company will introduce EXPRESS YOURSELF, a game that challenges players to draw, speak or act out words.

        WIZARDS OF THE COAST trading card and roleplaying games include the popular MAGIC: THE GATHERING and DUNGEONS AND DRAGONS. MAGIC: THE GATHERING has worldwide popularity, with millions of players in more than fifty-two countries. In order to mark the 10th anniversary of MAGIC: THE GATHERING in 2003, the Company plans to introduce redesigned cards as well as four new product releases, the MAGIC: THE GATHERING Eighth Edition core set as well as three expansion sets. In 2002, the Company introduced MAGIC: THE GATHERING ONLINE, where players can purchase digital cards, trade and play digital cards with other players, build and customize decks and organize their card collections right on their PCs. MAGIC: THE GATHERING ONLINE also features built-in tutorials and practice rooms for beginning players as well as leagues and tournaments for advanced players. WIZARDS OF THE COAST has a unique organized play program for its trading card games, sanctioning over 100,000 game tournaments around the world in 2002. Additionally in 2003, WIZARDS OF THE COAST will introduce the NEOPETS trading card game based on the popular activities at www.neopets.com. The NEOPETS trading card game will offer game play as well as a collectibility component. Also in 2003, the Company plans to issue a new release of its sports card game, MLB SHOWDOWN.

    International

        In addition to the United States, the Company operates in more than 25 countries, selling a representative range of the toy and game products marketed in the United States, together with some items which are sold only internationally. Key international brands for 2002 included ACTION MAN, PLAY-DOH, MONOPOLY, BEYBLADES, and MAGIC: THE GATHERING, as well as DISNEY and STAR WARS entertainment-based licensed products. In addition, FURREAL FRIENDS were introduced into certain non-U.S. markets in the fourth quarter of 2002. In 2003, the Company's international line will include the relaunch of MY LITTLE PONY and G.I. JOE as well as a variety of new games including PRO JAX, DUNGEONS AND DRAGONS board game, and TWISTER MOVES.

    Operations

        The Company primarily sources production through unrelated manufacturers in various Far East countries, principally China, using a Hong Kong based subsidiary for quality control and order coordination purposes. See "Manufacturing and Importing" below.

    Retail

        The Company has a segment that operates approximately 80 retail stores under the WIZARDS OF THE COAST and GAME KEEPER names, many of which not only sell a wide range of games, but also provide locations for tournaments and other organized play activities.

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

        During the 2002 and 2001 fiscal years, there was no line of products whose revenues individually accounted for more than 10% of consolidated net revenues. During the 2000 fiscal year, revenues from the POKEMON trading card line of products contributed 15% of consolidated net revenues of the Company.

  Working Capital Requirements

        The Company's working capital needs have primarily been financed through cash from normal operations and, when necessary, short-term borrowings which reach peak levels during September through November of each year when receivables also generally reach peak levels. The revenue pattern of the Company results in the second half of the year being more significant to its overall business and, within that half, the fourth quarter being the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases within or close to the fourth quarter holiday consumer selling season, which includes Christmas. The Company expects that this trend will continue. The toy business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company has licenses for promotional product, and differences in overall economic conditions. As a result, comparisons of unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of sales for that entire given year. Also, quick response inventory management practices now being used result in fewer orders being placed in advance of shipment and more orders being placed for immediate delivery. The Company's unshipped orders at March 2, 2003 and March 3, 2002 were approximately $216.6 million and $195.3 million, respectively. Also, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog at any date in a given year can be affected by programs the Company may employ to induce its customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs the Company is employing to promote sales in 2003 are not substantially different from those employed in 2002.

        The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenses paid and revenues collected makes it necessary for the Company to borrow varying amounts during the year. During 2002 and 2001, the Company utilized cash from operations and borrowing under its secured amended and restated revolving credit agreement to meet its cash flow requirements. The Company's committed line at the end of 2002 included a secured revolving credit agreement of $380,000, maturing in March 2005. The facility is secured by substantially all domestic accounts receivable and inventory, as well as certain intangible assets of the Company. The Company is not required to maintain compensating balances under the agreement. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all restrictive covenants throughout the fiscal year ended December 29, 2002. The Company had no borrowings outstanding under its secured revolving credit agreement at March 2, 2003. Amounts available and unused under uncommitted lines at March 2, 2003 were approximately $55,000. During 2000, the Company borrowed through the issuance of commercial paper and against short-term lines of credit to fund its seasonal working capital requirements in excess of funds available from operations and the issuance of long-term debt.

  Royalties, Research and Development

        The continuing development of new products and the redesigning of existing items for continued market acceptance are key determinants of success in the toy and game industry. In 2002, 2001 and 2000, $153,775, $125,633 and $208,485, respectively, were incurred on activities relating to the development, design and engineering of new products and their packaging (including items brought to the Company by independent designers) and to the improvement or modification of ongoing products. Much of this work is performed by the Company's internal staff of designers, artists, model makers and engineers.

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

        The Company also produces a number of toys under trademarks and copyrights utilizing the names or likenesses of characters from familiar movies, television shows and other entertainment media, for whose rights the Company competes with other toy and game manufacturers. Licensing fees are generally paid as a royalty on the Company's net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by character license agreements. Under terms of currently existing agreements, in certain circumstances, the Company may be required to pay an aggregate of $309,000 in guaranteed or minimum royalties in 2003 and thereafter. The Company has approximately $42,500 of prepaid royalties, which are a component of prepaid expenses and other current assets on the balance sheet. Included in other assets is $161,000 representing the long-term portion of advances paid. Of the unpaid guaranty, Hasbro may be required to pay approximately $91,000, $68,000, $97,000, $16,000, $12,000 and $25,000 in 2003, 2004, 2005, 2006, 2007, and 2008 and thereafter, respectively. Amounts paid and advances to be paid relate to anticipated revenues in the years 2003 through 2018.

  Marketing and Sales

        The Company's products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based "e-tailers." The Company and its subsidiaries employ their own sales forces which account for the majority of sales of their products. Remaining sales are generated by independent distributors who sell the Company's products principally in areas of the world where the Company does not otherwise maintain a presence. With the acquisition of Wizards of the Coast, Inc. in the fourth quarter of 1999, the Company acquired a specialized line of retail stores featuring game, hobby and related products and an area for in-store game play, as well as an online retail site. The Company maintains showrooms in selected major cities world-wide as well as at most of its subsidiary locations. Although the Company had more than 4,000 customers in the United States and Canada during 2002, including specialty retailers carrying trading card games and toy-related product, there has been significant consolidation at the retail level over the last several years, and the majority of the Company's sales are to large chain stores, distributors and wholesalers. In other countries, the Company has active customers in excess of 7,500, many of which are individual retail stores. During 2002, sales to the Company's two largest customers, Wal-Mart Stores, Inc. and Toys 'R Us, Inc., represented 19% and 16%, respectively, of consolidated net revenues, and sales to its top five customers accounted for approximately 52% of consolidated net revenues.

        The Company advertises many of its toy and game products extensively on television. The Company generally advertises selected items in its product groups in a manner designed to promote the sale of other specific items in those product groups. The Company conducts new product previews with many of its major customers in the months prior to showcasing the year's new toys and games to the media at the American International Toy Fair in New York each February.

        In 2002, the Company spent $296,549 in advertising, promotion and marketing programs compared to $290,829 in 2001 and $452,978 in 2000.

  Manufacturing and Importing

        During 2002, the Company's products were manufactured in third party facilities in the Far East as well as in the Company's own three facilities located in East Longmeadow, Massachusetts, Waterford, Ireland, and Valencia, Spain. Most of its products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. The Company's manufacturing processes include injection molding, blow molding, spray painting, printing, box making and assembly. The Company purchases certain components and accessories used in its toys and games and some finished items from United States manufacturers as well as from manufacturers in the Far East, which is the largest manufacturing center of toys in the world, and other countries. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many products imported by the Company. The Company believes that the manufacturing capacity of third party manufacturers as well as its own facilities and the supply of components, accessories and completed products which it purchases from unaffiliated manufacturers are adequate to meet the anticipated demand in 2003 for the products which it markets. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary.

        However, if the Company is prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by the Company, or the loss of "normal trade relations" status by the People's Republic of China, could significantly increase the cost of the Company's products imported into the United States or Europe.

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

  Employees

        At December 29, 2002, the Company employed approximately 7,200 persons worldwide, approximately 4,200 of whom are located in the United States.

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

  Availability of Information

        The Company's internet address is http://www.hasbro.com. Hasbro makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

  Forward-Looking Information and Risk Factors That May Affect Future Results

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

Volatility of consumer preferences and the high level of competition in the family entertainment industry makes it difficult to maintain the long-term success of existing product lines and consistently introduce successful new products. In addition, our inability to develop and introduce planned new products and product lines in a timely manner may damage our business.

        Our business and operating results depend largely upon the appeal of our family entertainment products, principally games and toys. A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could have a material adverse effect on our business, financial condition and results of operations. Our continued success will depend on our ability to redesign, restyle and extend our existing family entertainment product lines and to develop, introduce and gain customer acceptance of new family entertainment product lines. However, consumer preferences with respect to family entertainment are continuously changing and are difficult to predict. Individual family entertainment products generally, and high technology products in particular, often have short life cycles. The success of entertainment properties released theatrically, such as STAR WARS or DISNEY related productions, can significantly affect revenues we derive from licensed product related to those properties. In addition, competition in the industry could adversely impact our ability to secure, maintain, and renew popular licenses on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products. The loss of ownership rights granted pursuant to any of our licensing agreements could have a material adverse effect on our business and competitive position. There can be no assurances that:

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

        In developing new products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future those expectations are based on completing the associated development and implementation work in accordance with our currently anticipated schedule. Unforeseen delays or difficulties in the development process, or significant increases in the planned cost of development, may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. Any delay or cancellation of planned product development and introduction may decrease the number of products we sell and harm our business.

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

        Sales of our family entertainment products at retail are seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. This seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response management techniques. These customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, which to a large extent occurs during September through December, rather than maintaining large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and shift a significant portion of inventory risk and carrying costs to the supplier. The limited inventory carried by retailers may also reduce or delay retail sales. Additionally, the logistics of supplying more and more product within shorter time periods will increase the risk that we fail to achieve tight and compressed shipping schedules. This seasonal pattern requires significant use of working capital mainly to manufacture or acquire inventory during the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. Our failure to accurately predict and respond to consumer demand could result in our underproducing popular items and/or overproducing less popular items which would have an adverse effect on our sales and results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected by unforeseen events, such as a terrorist attack or a military engagement, that negatively affect the retail environment or consumer buying patterns, if such events were to impact a key selling season.

The continuing consolidation of our retail customer base means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on us.

        We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 29, 2002, Wal-Mart Stores, Inc. and Toys 'R Us, Inc. accounted for approximately 19% and 16%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart and Toys 'R Us, in the aggregate accounted for approximately 52% of our consolidated net revenues. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

        Because of limitations in our credit agreement, we are limited in our ability to make substantial acquisitions in the near term. Although we plan to continue our focus and expend significant resources on our core owned and controlled brands, we cannot assure you that such efforts will produce revenue growth to replace the growth historically provided by acquisitions.

Our substantial sales and manufacturing operations outside the United States subject us to risks normally associated with international operations.

        We operate facilities and sell products in numerous countries outside the United States. For the year ended December 29, 2002, our net revenues from international customers comprised approximately 35% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. Additionally, we utilize third-party manufacturers located principally in the Far East and we have manufacturing facilities in Ireland and Spain. These sales and manufacturing operations are subject to the risks normally associated with international operations, including:

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

  7)
  Transportation delays and interruptions; and

  8)
  The imposition of tariffs.

        Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us, or the loss of "normal trade relations" status by the People's Republic of China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

        An important part of our business involves obtaining licenses to produce products based on various theatrical releases, such as STAR WARS and DISNEY. The license agreements usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are able to recoup from actual sales, which could result in write-offs of such amounts that would adversely effect our results of operations. In addition, acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. As a licensee, we have no guaranty that a particular brand will be a successful toy or game product. We anticipate that the continuing trend toward shorter theatrical duration for movie releases will make it increasingly difficult for us to sell licensed products based on these entertainment properties and may lead our customers to reduce their demand for these products in order to minimize inventory risk. Furthermore, there can be no assurance that a successful brand will continue to be successful or maintain a high level of sales in the future. In the event that we are not able to acquire or maintain advantageous licenses, our revenues and profits may be adversely effected.

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully.

        Our intellectual property, including our license agreements and other agreements which establish our ownership rights and maintain the confidentiality of our intellectual property, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to this valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could have a material adverse effect on our business and competitive position.

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

        During 2001, we received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by our United Kingdom subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). The first of the inquiries (the "wholesaler case"), begun in May of 2001, related to Hasbro U.K.'s interactions with certain of its wholesale distributors. The second inquiry (the "retailer case"), begun in August of 2001, related to Hasbro U.K.'s trading arrangements with certain of its direct retail accounts.

        On November 29, 2002, the OFT issued a decision in the wholesaler case, finding that Hasbro U.K. had entered into agreements with certain distributors to fix prices in violation of U.K. competition laws. The OFT assessed a fine in that case of approximately GBP 4,950 or approximately $7,900 at the then current exchange rates. We filed an appeal of this decision in January 2003 to the U.K. Competition Commission Appeals Tribunal (the "CCAT").

        In light of the OFT's decision in the wholesaler case, we recorded a charge to earnings in the fourth quarter of 2002 of GBP 4,787 or $7,566 at applicable exchange rates. This resulted in a total amount accrued at December 29, 2002 of GBP 4,947 or $7,935 at year-end exchange rates.

        On February 19, 2003, the OFT issued a decision in the retailer case, finding that Hasbro U.K. had entered into agreements with certain direct retailers to fix prices in violation of U.K. competition laws. The OFT assessed a fine in this case but, due to our cooperation in the OFT's investigation, the OFT's decision stated that we would not be required to pay any of that fine.

        On March 3, 2003, we withdrew our appeal of the wholesaler case with the CCAT.

We rely on external financing, including our credit facility, to maintain our operations. If we are unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be negatively affected.

        Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those prior to the fourth quarter, we rely on our credit facility. In March 2002, we entered into an amended and restated secured revolving credit agreement with existing and new lenders, which provides for a $380 million revolving credit facility. This facility is secured by substantially all of our domestic accounts receivable and inventory, as well as certain of our intangible assets. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions on capital expenditures, investments, acquisitions, share repurchases, incurrence of indebtedness and dividend payments. These restrictive covenants may limit our future actions, and financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. If we were unable to meet our financial covenants, or if we failed to comply with other covenants in our credit facility, we could face significant negative consequences.

        We believe that our cash flow from operations, together with our cash and access to existing credit facilities, are adequate for current and planned needs in 2003. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing our available cash balance, such as unexpected material operating losses or increased capital or other expenditures, as well as increases in inventory or accounts receivable or future events that may reduce or eliminate the availability of external financial resources.

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

        As of December 29, 2002, we had approximately $1,063 million of total principal amount of indebtedness outstanding. This total indebtedness includes the $250 million in aggregate principal amount of convertible senior debentures which we issued in 2001. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all. On December 1, 2005, December 1, 2011, and December 1, 2016, and upon the occurrence of certain fundamental corporate changes, holders of the 2.75% senior convertible debentures may require us to purchase their debentures. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at our discretion, provided that we will pay accrued and unpaid interest in cash. However, we may not have sufficient funds at that time to make the required repurchases.

        In January 2003, we amended warrants previously granted to Lucas Licensing Ltd. ("Lucas"). The warrant amendment agreement provides Lucas with an option through January 2008 to sell all of these warrants to us for a price to be paid at our election of either $100 million in cash or $110 million in our common stock, such stock being valued at the time of the exercise of the option. Should we be required to settle the warrants under this option, we believe that we will have adequate funds to settle in cash if necessary. However, we may not have sufficient funds at that time to make the required payment.

Market conditions, government actions and regulations and other third party conduct could negatively impact implementation of our consolidation programs, margins, and other business initiatives.

        Economic conditions, such as rising fuel and raw material prices or transportation costs, may adversely impact our margins. In addition, general economic conditions were significantly and negatively affected by the September 11, 2001 terrorist attacks and could be similarly affected by any future attacks. Economic conditions may also be negatively impacted by wars and other conflicts, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability. Other conditions, such as the unavailability of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could delay or increase the cost of implementing our consolidation programs or alter our actions and reduce actual results. Also, work stoppages, slowdowns or strikes, or the occurrence or threat of wars or other conflicts, could impact our ability to manufacture or deliver product.

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

        Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. In 2002, as the result of the adoption of Statement of Financial Accounting Standard No. 142 on December 31, 2001, the first day of fiscal 2002, the Company recorded an impairment charge, before taxes, of $296,223 that was recorded as a cumulative effect of accounting change and reflected at $245,732, net of tax, in our consolidated statement of operations. At December 29, 2002, approximately $461.0 million, or 14.7%, of our total assets represented goodwill. Reductions in our net income caused by the write-down of goodwill could materially and adversely affect our results of operations.

  Financial Information About International and United States Operations and Export Sales

        The information required by this item is included in note 19 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report and is incorporated herein by reference.

ITEM 2.    PROPERTIES

Location	Use	Square Feet	Type of Possession	Lease Expiration Dates
Rhode Island
Pawtucket(1)(2)(3)(6)	Administrative, Sales & Marketing Offices & Product Development	343,000	Owned	—
Pawtucket(6)	Executive Office	23,000	Owned	—
East Providence(6)	Administrative Office	120,000	Leased	2004
Central Falls(1)(2)(6)	Warehouse	261,500	Owned	—
Massachusetts
East Longmeadow(2)	Office, Manufacturing & Warehouse	1,148,000	Owned	—
East Longmeadow(1)(2)	Warehouse	500,000	Leased	2004
New York
New York(1)(2)(5)(6)	Office & Showroom	70,300	Leased	2011
New York(1)(2)(5)(6)	Office & Showroom	36,500	Leased	2005
Texas
Arlington(2)	Warehouse	60,200	Leased	2003
Dallas(2)	Warehouse	147,500	Leased	2003
Washington
Renton(2)(3)	Offices	134,900	Leased	2005
Tukwilla(2)	Warehouse	5,000	Leased	2003

Argentina
Buenos Aires(5)	Offices	6,500	Leased	2003
Australia
Lidcombe(5)	Office & Warehouse	161,400	Leased	2007
Eastwood(5)	Office	16,900	Leased	2008
Belgium
Brussels(5)	Office & Showroom	18,800	Leased	2008
Canada
Montreal(5)	Office, Warehouse & Showroom	133,900	Leased	2004
Mississauga(5)	Sales Office & Showroom	16,300	Leased	2004
Montreal(5)	Warehouse	88,100	Leased	2004
Chile
Santiago(5)	Warehouse	67,600	Leased	2006
Santiago(5)	Office	13,900	Leased	2006
China
Shenzen PRC(5)	Office	25,700	Leased	2006
Denmark
Glostrup(5)	Office	9,200	Leased	2004
England
Uxbridge(5)	Office & Showroom	51,000	Leased	2013
France
Le Bourget du Lac(5)	Office	107,900	Owned	—
Savoie Technolac(5)	Office	33,500	Owned	—
Creutzwald(5)	Warehouse	301,300	Owned	—
Germany
Dietzenbach(5)	Office	43,000	Leased	2006
Soest(5)	Office & Warehouse	164,200	Owned	—
Greece
Athens(5)	Office & Warehouse	25,100	Leased	2007
Hong Kong
Kowloon(1)(2)(4)(5)	Office & Warehouse	4,900	Leased	2003
Kowloon(4)	Offices	62,100	Leased	2005
New Territories(4)	Warehouse	11,500	Leased	2005
New Territories(4)	Warehouse	8,100	Leased	2005
Hungary
Budapest(5)	Office & Warehouse	14,000	Leased	2003
Ireland
Waterford(5)	Office, Manufacturing & Warehouse	244,000	Owned	—

Italy
Milan(5)	Office & Showroom	12,100	Leased	2007
Mexico
Periferico(5)	Office	16,100	Leased	2004
Carretera(5)	Warehouse	215,500	Leased	2004
The Netherlands
Utrecht(5)	Office	12,800	Leased	2003
New Zealand
Auckland(5)	Office & Warehouse	35,000	Leased	2010
Poland
Warsaw(5)	Office & Warehouse	21,400	Leased	2003
Spain
Valencia(5)	Office, Manufacturing & Warehouse	469,100	Leased	2014
Sweden
Vosby(5)	Office	7,400	Leased	2003
Switzerland
Berikon(5)	Office & Warehouse	25,000	Leased	2003
Delemont(5)	Office	9,200	Leased	2004
Turkey
Istanbul(5)	Office	10,500	Leased	2003
Wales
Newport(5)	Warehouse	75,000	Leased	2003
Newport(5)	Warehouse	170,000	Owned	—

(1)
Property used in the U.S. Toys segment.

(2)
Property used in the Games segment.

(3)
Property used in Other segments.

(4)
Property used in the Operations segment.

(5)
Property used in the International segment.

(6)
Property used in the Corporate area.

        In addition to the above listed facilities, the Company either owns or leases various other properties approximating an aggregate of 519,441 square feet which are utilized by its various segments, and include retail and game play locations operated under the WIZARDS OF THE COAST and GAME KEEPER names. The Company also either owns or leases an aggregate of approximately 1,637,570 square feet not currently being utilized in its operations or previously included in restructuring actions currently subleased or offered for sublease.

        The foregoing properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.

        The Company believes that its facilities are adequate for its current needs.

ITEM 3.    LEGAL PROCEEDINGS

        During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). The first of the inquiries (the "wholesaler case"), begun in May of 2001, related to Hasbro U.K.'s interactions with certain of its wholesale distributors. The second inquiry (the "retailer case"), begun in August of 2001, related to Hasbro U.K.'s trading arrangements with certain of its direct retail accounts.

        On November 29, 2002, the OFT issued a decision in the wholesaler case, finding that Hasbro U.K. had entered into agreements with certain distributors to fix prices in violation of U.K. competition laws. The OFT assessed a fine in that case of GBP 4,947 or $7,935 at the then current exchange rates. The Company filed an appeal of this decision in January 2003 to the U.K. Competition Commission Appeals Tribunal (the "CCAT").

        On February 19, 2003, the OFT issued a decision in the retailer case, finding that Hasbro U.K. had entered into agreements with certain direct retailers to fix prices in violation of U.K. competition laws. The OFT assessed a fine in this case but, due to the Company's cooperation in the OFT's investigation, the OFT's decision stated that the Company would not be required to pay any of that fine.

        On March 3, 2003, the Company withdrew its appeal of the wholesaler case with the CCAT.

        The Company is party to certain other legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following persons are the executive officers of the Company. Such executive officers are elected annually. The position(s) and office(s) listed below are the principal position(s) and office(s) held by such persons with the Company, or its subsidiaries or divisions employing such person. The persons listed below generally also serve as officers and directors of certain of the Company's various subsidiaries at the request and convenience of the Company.

Name	Age	Position and Office Held	Period Serving in Current Position
Alan G. Hassenfeld(1)	54	Chairman of the Board and Chief Executive Officer	Since 1999
Alfred J. Verrecchia(2)	60	President and Chief Operating Officer	Since 2001
David D. R. Hargreaves(3)	50	Senior Vice President and Chief Financial Officer	Since 2001
Brian Goldner(4)	39	President, U.S. Toys	Since 2001
Richard B. Holt(5)	61	Senior Vice President and Chief Audit and Fiscal Compliance Officer	Since 2003
Barry Nagler(6)	46	Senior Vice President, General Counsel and Secretary	Since 2001
Martin R. Trueb	51	Senior Vice President and Treasurer	Since 1997
E. David Wilson(7)	65	President, Games	Since 2001

(1)
Prior thereto, Chairman of the Board, President and Chief Executive Officer.

(2)
Prior thereto, President, Chief Operating Officer and Chief Financial Officer from 2000 to 2001; prior thereto, Executive Vice President and Chief Financial Officer from 1999 to 2000; prior thereto Executive Vice President, Global Operations and Development during 1999; prior thereto, Executive Vice President and President, Global Operations from 1996 to 1999.

(3)
Prior thereto, Senior Vice President and Deputy Chief Financial Officer from 1999 to 2000; prior thereto, Senior Vice President, Finance during 1999; prior thereto, Senior Vice President, Finance and Planning, Global Marketing from 1997 to 1999; prior thereto, Senior Vice President, Finance and Planning, Global Operations from 1996 to 1997.

(4)
Prior thereto, from 2000 to 2001, Senior Vice President and General Manager, U.S. Toys; during 2000, Chief Operating Officer of Tiger Electronics, Ltd., a subsidiary of the Company; prior thereto, Chief Operating Officer, Bandai America, Inc., from 1997 to 2000.

(5)
Prior thereto, Senior Vice President and Controller.

(6)
Prior thereto, Senior Vice President and General Counsel from 2000 to 2001; prior thereto, Senior Vice President and General Counsel, Reebok International, Ltd. from 1997 to 2000.

(7)
Prior thereto, Senior Vice President and Sector Head, Games from 1999 to 2001; prior thereto, President, Hasbro Americas from 1997 to 1999.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, par value $.50 per share (the "Common Stock"), is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices as reported on the Composite Tape of the New York Stock Exchange and the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices
Period			Cash Dividends Declared
	High	Low
2002
1st Quarter	$17.30	12.84	$.03
2nd Quarter	16.98	13.56	.03
3rd Quarter	13.92	10.75	.03
4th Quarter	13.48	9.87	.03
2001
1st Quarter	$14.63	10.31	$.03
2nd Quarter	15.59	10.50	.03
3rd Quarter	17.62	11.60	.03
4th Quarter	18.44	13.16	.03

        The approximate number of holders of record of the Company's Common Stock as of March 12, 2003 was 9,400.

  Dividends

        Declaration of dividends is at the discretion of the Company's Board of Directors and will depend upon the earnings, financial condition of the Company and such other factors as the Board of Directors deems appropriate. Payment of dividends is further subject to restrictions contained in agreements relating to the Company's outstanding short-term and long-term debt. Under the most restrictive agreement, dividend payments are restricted to the greater of $.03 per share quarterly or 25% of prior fiscal year consolidated net income.

ITEM 6.    SELECTED FINANCIAL DATA

(Thousands of Dollars and Shares Except per share Data and Ratios)

	Fiscal Year
	2002	2001	2000	1999	1998
Statement of Earnings Data:
Net revenues	$2,816,230	2,856,339	3,787,215	4,232,263	3,304,454
Net earnings (loss) before cumulative effect of accounting change	$75,058	60,798	(144,631)	188,953	206,365
Per Common Share Data:
Earnings (loss) before cumulative effect of accounting change
Basic	$.43	.35	(.82)	.97	1.04
Diluted	$.43	.35	(.82)	.93	1.00
Cash dividends declared	$.12	.12	.21	.24	.21
Balance Sheet Data:
Total assets	$3,142,881	3,368,979	3,828,459	4,463,348	3,793,845
Long-term debt	$857,274	1,165,649	1,167,838	420,654	407,180
Ratio of Earnings to Fixed Charges(1)	2.05	1.76	(.67)	4.10	6.70
Weighted Average Number of Common Shares:
Basic	172,720	172,131	176,437	194,917	197,927
Diluted	173,488	173,018	176,437	202,103	205,420

(1)
For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest, amortization of debt expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges, income taxes and cumulative effect of accounting change. Earnings for 2000 were insufficient to cover fixed charges by $225,986.

        See "Business—Forward-Looking Information and Risk Factors That May Affect Future Results" contained in Item 1 of this report for a discussion of risks and uncertainties that may affect future results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report for a discussion of factors affecting the comparability of information contained in this Item 6.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the audited consolidated financial statements of the Company included elsewhere in this document.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's expectations and beliefs. See "Business-Forward-Looking Information and Risk Factors That May Affect Future Results" for a discussion of other uncertainties, risks and assumptions associated with these statements.

Summary

        A percentage analysis of results of operations follows:

	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of sales	39.0	42.8	44.2

Gross profit	61.0	57.2	55.8
Amortization	3.4	4.3	4.2
Royalties	10.5	7.3	11.3
Research and product development	5.5	4.4	5.5
Advertising	10.5	10.2	12.0
Selling, distribution and administration	23.3	23.6	22.7
Restructuring	—	—	1.7
Loss on sale of business units	—	—	1.2
Interest expense	2.8	3.6	3.0
Other (income) expense, net	1.3	.4	.2

Earnings (loss) before income taxes and cumulative effect of accounting change	3.7	3.4	(6.0)
Income taxes	1.0	1.3	(2.2)

Net earnings (loss) before cumulative effect of accounting change	2.7	2.1	(3.8)
Cumulative effect of accounting change, net of tax	(8.8)	—	—

Net earnings (loss)	(6.1)%	2.1%	(3.8)%

(Thousands of Dollars and Shares Except Per Share Data)

Results of Operations

        Net loss for the fiscal year ended December 29, 2002 was $170,674, or $.98 per diluted share. Net earnings (loss) for fiscal 2001 and 2000 were $59,732 and $(144,631), or $.35 and $(.82) per diluted share, respectively.

        Included in the net loss for 2002 is a cumulative effect of accounting change, net of tax, of $(245,732), or $(1.42) per diluted share, relating to the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." The 2002 net loss also includes a non-cash charge, net of tax, of $31,747 for the write-down of the Company's investment in Infogrames Entertainment S.A. ("Infogrames") common stock. This write-down increased diluted loss per share by $.18. In addition, the 2002 net loss includes a charge of $7,566, or $.04 per diluted share, relating to a fine imposed on the Company's United Kingdom affiliate by the Office of Fair Trading in the United Kingdom ("OFT") for alleged anti-competitive pricing practices. The 2002 net loss was favorably impacted by the provisions of SFAS 142 which eliminated the amortization of goodwill and certain intangibles deemed to have indefinite lives. The elimination of this amortization and its related tax effect had SFAS 142 been applied in 2001 and 2000 would have increased net earnings by $45,013 and $46,934, respectively, and diluted earnings per share by $.26 and $.27, respectively. Also favorably impacting the 2002 net loss was interest income, net of tax, of $7,556, received on an IRS tax settlement in 2002.

        Included in net earnings for 2001 is a $1,066 net of tax charge relating to the adoption of FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities." Costs incurred in the Company's International segment relating to the deteriorating Argentine business environment and the devaluation of the peso amounted to $11,290, net of tax, in 2001. These costs negatively impacted diluted earnings per share by approximately $.07. Approximately half of this charge relates to the impact of the devaluation on U.S. dollar denominated intercompany liabilities the Company held in Argentina. Included in the net loss for 2000 were pretax charges relating to the Company's consolidation program of $146,142. These charges were $93,531, net of tax, and negatively impacted diluted earnings per share by $.53. Actions for which the Company provided charges under this program in 2000 were completed in 2001, and the Company recorded a credit in 2001 of $1,795 relating to costs not expended. In 2000, the Company also recognized a $43,965 pretax loss in connection with the sale to Infogrames of certain business units comprising Hasbro Interactive and Games.com. The sale of these business units closed in January 2001. A dispute with respect to certain post-closing adjustments to the sales price was resolved in January 2002 with no material impact to the Company's results of operations. The loss on the sale of these business units was $28,138, net of tax, and had a negative impact to 2000 diluted loss per share of $.16.

        Consolidated net revenues for the year ended December 29, 2002 were $2,816,230 compared to $2,856,339 in 2001 and $3,787,215 in 2000. Most of the Company's revenues and operating earnings result from its three principal segments: U.S. Toys, Games and International. In 2002, the Company reclassified its segment results for 2001 and 2000 to reflect the realignment of certain operating divisions. U.S. Tiger toy lines previously included in the Games segment are now included in the U.S. Toys segment. Certain Tiger electronic games, primarily handheld, remain in the Games segment. In addition, the International operations of Tiger and Wizards of the Coast, previously included in Games, are now included as part of the International segment.

  U.S. Toys

        Net revenues in the U.S. Toys segment increased by 7% over 2001 to $996,496 in 2002. The increase is due primarily to sales of product in connection with the theatrical release of STAR WARS EPISODE II: ATTACK OF THE CLONES in May 2002 and the video and DVD release in November of 2002. In addition, revenues were positively impacted by increased shipments of products related to certain core brands, such as G.I. JOE, TRANSFORMERS and PLAYSKOOL products, as well as the introduction of BEYBLADES products. These increases were partially offset by decreased sales of electronic interactive products, such as B.I.O. BUGS and POO-CHI, remote control toys and, to a lesser extent, POKEMON products and E-KARA. In addition, prior year sales were favorably affected by the 2001 theatrical and video releases of JURASSIC PARK III and Disney's MONSTERS, INC. U.S. Toys' operating profit for the year ended December 29, 2002 was $75,664 compared with $15,808 in the prior year. The increase in operating profit was largely due to higher gross margins as the result of the mix of products sold in 2002 versus 2001. The increase in gross margin was partially offset by increased royalty expense resulting from higher sales of licensed products in 2002, primarily STAR WARS products. In addition to this, operating profit was positively impacted by lower sales and administration costs in 2002 as a result of the Company's focus on cost reduction and more effective management resulting from the consolidation of the U.S. Toys segment into essentially one location, a process begun in 2000. As noted above, gross margin and royalty expense increased in 2002 because of increased sales of entertainment based products, principally STAR WARS products. Sales of product related to entertainment-based properties, such as STAR WARS, typically carry a higher gross margin as well as a higher royalty rate with the resulting operating profit generally lower than it is for revenues derived from sales of Hasbro owned brands. Higher amortization expense in 2002 relating to the product rights associated with STAR WARS was offset by the elimination of amortization of goodwill and product rights deemed to have an indefinite life as the result of the Company's adoption of SFAS 142 at the beginning of fiscal 2002. In 2003, the Company does not expect a theatrical, video or DVD release of a STAR WARS property. As a result, the Company expects royalty and amortization expenses to decrease in 2003 reflecting the anticipated reduction of sales of entertainment based licensed products.

        Net revenues in the U.S. Toys segment in 2001 decreased to $935,530 from $1,040,893 in 2000. This decline in revenues was primarily the result of decreased sales of POKEMON and FURBY products partially offset by revenues related to the 2001 theatrical worldwide release of JURASSIC PARK III and the U.S. release of MONSTERS, INC., as well as sales from BOB THE BUILDER products. U.S. Toys segment 2001 operating profit was $15,808 an increase from an operating loss of $(151,866) in 2000. This increase, despite the decrease in revenues, was the result of higher gross margin resulting primarily from lower obsolescence charges in 2001, lower royalty expense due to the mix of sales which included increased sales of non-licensed products, and cost reductions related to the 2000 consolidation programs and other cost reduction initiatives of the Company.

  Games

        Games segment revenues declined 8% in 2002 to $739,782 from 2001 levels of $801,467. The decrease was primarily due to decreased sales of trading card games, primarily POKEMON, and, to a lesser extent, HARRY POTTER and MAGIC: THE GATHERING, as well as decreased sales of electronic games. These decreases were partially offset by increased sales of TRIVIAL PURSUIT resulting from the introduction of the 20th anniversary edition. Games segment operating profit decreased to $124,523 in 2002 from $156,089 in 2001. The decrease in operating profit was primarily due to the decrease in revenues as well as increased product development expenses. These factors were partially offset by a decrease in selling, distribution and administration expenses largely due to the Company's cost reduction initiatives as well as decreased intangible amortization expense resulting from the Company's adoption of SFAS 142, which eliminates amortization of goodwill and certain intangibles deemed to have indefinite lives.

        Games segment revenues for 2001 decreased to $801,467 from 2000 revenues of $1,186,594. This decrease was mainly due to declines in revenues from POKEMON products as well as the impact of the sale of Hasbro Interactive and Games.com business units in January 2001. These decreases were partially offset by increases in MAGIC: THE GATHERING revenues as well as sales from products derived from the combination of certain core brands and key licenses, such as the DISNEY edition of MONOPOLY. Operating profit of $156,089 in 2001 increased from $87,992 in 2000. This increase was the result of the sale of Hasbro Interactive and Games.com, which incurred operating losses in 2000.

  International

        International segment revenues decreased 3% from 2001 to $970,825 in 2002. Decreases relating to POKEMON and JURASSIC PARK III products were mostly offset by increased sales of STAR WARS products, DISNEY products resulting from the international release of MONSTERS, INC. in 2002, and BEYBLADES products. Changes in foreign currency exchange rates positively impacted International segment revenues by approximately $34,700. International operating profit decreased to $5,177 in 2002 from $28,658 in 2001. Operating profit was negatively impacted by a fine against the Company by the OFT in 2002 for alleged anti-competitive pricing practices, which resulted in a charge of $7,566 in the fourth quarter, as well as increased product development expenses as the result of the Company's increased focus on developing its core brands. Increased gross margins were largely offset by higher royalty expenses resulting from increased sales of entertainment based licensed properties, primarily STAR WARS products. Overall, pretax earnings were favorably impacted by the weaker U.S. dollar by approximately $4,700, the result of higher translated U.S. dollar gross margins offset somewhat by higher translated U.S. dollar expenses.

        International revenues were $996,266 in 2001 compared to $1,451,279 in 2000. This decrease was caused primarily by the decline in sales of POKEMON and FURBY products. International operating profit in 2001 of $28,658 decreased from $129,530 in 2000 primarily as the result of the decrease in sales.

  Other segments

        Revenues from the Retail segment, which represents the retail operations of Wizards of the Coast, were $48,983 in 2002 compared with $51,019 in 2001. The operating loss of this segment was $(19,877) in 2002 versus $(36,897) in 2001. The 2001 operating loss includes a charge of approximately $16,000 associated with impairment of long-lived assets. Revenues and operating loss in 2001 of $51,019 and $(36,897), respectively, compared with $57,328 and $(10,452), respectively, in 2000.

        The Company expects that revenues and related expenses of entertainment-based products are higher in the year of a theatrical release. Since STAR WARS EPISODE II: ATTACK OF THE CLONES was released theatrically worldwide in May 2002, the Company expects a decrease in revenues relating to STAR WARS products as well as corresponding decreases in amortization and royalty expense in 2003.

        The Company's gross profit margin increased in 2002 to 61.0% from 57.2% in 2001, which compares with 55.8% in 2000. The increase in margin primarily reflects product mix, with increased sales of STAR WARS and DISNEY products, partially offset by decreased sales of trading card games. All of these products have higher than average gross margins. The Company has been actively reducing inventory levels during 2001 and 2002, and throughout 2002 has maintained lower levels of inventory to avoid unnecessary expenditures of cash and potential charges related to obsolescence. Lower charges relating to obsolescence of inventory also contributed to margin growth from 2000. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs in the future.

        Amortization expense of $94,576 in 2002 compares with amortization of $121,652 in 2001 and $157,763 in 2000. The 2001 and 2000 amortization amounts include $53,655 and $57,286, respectively, of amortization of goodwill and certain intangibles that have been determined to have indefinite lives. As noted above, on December 31, 2001, the Company adopted the provisions of SFAS 142, which requires that goodwill and other intangibles with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually. When compared to adjusted amortization from 2001, the resulting increase in amortization expense in 2002 is, for the most part, the result of increased amortization of STAR WARS product rights, which are amortized in accordance with the expected sales curve of related products. Due to the fact that the Company does not expect a STAR WARS theatrical, video or DVD release in 2003, the Company expects amortization expense to decrease in 2003. During 2000, the $157,763 of amortization expense included impairment charges of $25,046 resulting from discontinued product line offerings arising from the Company's decision to focus on developing its core brands.

        Royalty expense increased to $296,152, or 10.5% of net revenues in 2002 from $209,725 or 7.3% of net revenues in 2001. The increase is primarily related to increased sales of entertainment-based product, principally STAR WARS related as the result of the theatrical, video and DVD releases of STAR WARS EPISODE II: ATTACK OF THE CLONES in 2002. 2001 royalties of $209,725 decreased sharply from 2000 royalties of $426,881. Royalties in 2000 included charges of $42,270 relating to royalty commitments on discontinued product lines and product lines with significantly reduced expectations recognized in connection with the Company's consolidation program. Absent these charges in 2000, royalty expenditures were approximately 7.3% and 10.2% of net revenues in 2001 and 2000, respectively. The decrease in 2001 from 2000 is the result of decreased sales of licensed products, primarily POKEMON. Revenues derived from entertainment based properties, such as STAR WARS, and resultant royalties, while continuous over the life of a contract, are generally higher in amount in the year a theatrical release takes place. The degree to which revenues, royalties and operating profits fluctuate is dependent not only on theatrical release dates, but video and DVD release dates as well. The Company does not expect a theatrical, video or DVD release of a STAR WARS property in 2003 and, as a result, anticipates that royalty expense will decrease in 2003 as it continues to focus on its core brands.

        Expenditures for research and product development were $153,775 in 2002 compared to $125,633 in 2001 and $208,485 in 2000. As percentages of net revenues, research and product development was 5.5% in 2002 compared to 4.4% in 2001 and 5.5% in 2000. Absent the impact of costs associated with the business units sold to Infogrames, research and development expense would have been 3.9% in 2000. The increase in 2002 relates to the Company's continued focus on product innovation as part of its strategy to develop its core brands. The decrease in dollars in 2001 from 2000 primarily is the result of the sale of Hasbro Interactive and Games.com business units and, to a lesser extent, the Company's focus on reduced spending and synergies achieved from centralizing the U.S. Toys segment development team into one location.

        Advertising expense in 2002 increased to $296,549, or 10.5% of net revenues, compared to $290,829 or 10.2% of net revenues in 2001 but decreased from $452,978 or 12.0% of net revenues in 2000. Included in 2000 expense is $3,155 related to contractual commitments on discontinued product lines arising from the Company's 2000 consolidation program. The decrease from 2000 levels results from lower expenditures coinciding with lower revenues, lower media costs and a more efficient use of advertising spending. The Company expects advertising expense to increase in both dollars and as a percentage of net revenues in 2003 as it increases promotion of its core brands.

        Selling, distribution and administration costs decreased in dollars and as a percentage of net revenues in 2002 to $656,725 or 23.3% of net revenues from $675,482 or 23.6% in 2001. This decrease is primarily due to the Company's cost reduction efforts. Decreases resulting from these cost reduction efforts were partially offset by a charge of $7,566 in 2002 relating to a fine assessed by the OFT against the Company for alleged anti-competitive pricing practices. Decreases in 2002 selling, distribution and administration expenses were also partly offset by charges in 2002 for ongoing cost reductions that are expected to benefit the Company in 2003 and thereafter. Selling, distribution and administration costs decreased to $675,482 in 2001 from $863,496 in 2000 but increased as a percentage of net revenues to 23.6% in 2001 from 22.7% in 2000. The increase as a percentage of net revenues was largely due to decreased revenues in 2001. The decrease in dollars is primarily attributable to the business units sold to Infogrames in January 2001 and reductions in marketing, sales and administration expenses related to expense reduction programs. The Company is continuing its focus on reducing expenses in this area in 2003, and does not anticipate an increase in selling, distribution and administration costs in dollars or as a percentage of net revenues in 2003.

        In the fourth quarter of 2000, the Company implemented a plan to consolidate its U.S. Toys group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its focus on development of the Company's core brands. In 2000, the Company recorded a total of $152,270 in expense relating to this plan, $70,079 of restructuring expense and $82,191 of expense in other operating categories, including $6,625 to cost of sales, $25,046 in amortization, $42,270 in royalties, $3,155 in advertising and $5,095 in selling, distribution and administration expense. The significant components of the 2000 plan included the closing of three offices, thereby essentially consolidating the U.S. Toys group in Rhode Island, as well as the reduction of overhead. Overhead reductions were concentrated in marketing and sales, product development and administration, including a curtailment of expansion of the retail business of Wizards of the Coast, the further consolidation of certain international operating offices into regional centers and consolidation and streamlining of the Company's marketing activities. These actions were completed in 2001, and resulted in a restructuring credit of $(1,795), due to lower than expected severance costs necessary to complete the plan. The 2000 plan also included the refocus of the Company on developing and marketing its core brands and reducing its reliance on licensed properties. This focus resulted in product lines which were discontinued or for which the Company has significantly reduced expectations.

        The components of the plan included in the restructuring charge of $70,100 in the 2000 statement of operations were severance costs of $31,800, lease costs of $21,400 and fixed asset write-offs of $16,900. Fixed asset write-offs were recorded in 2000. Remaining balances accrued at December 29, 2002 include $500 of severance benefits remaining to be paid to terminated employees over their remaining entitlement period, and $2,600 of lease payments remaining on closed facilities.

        Total charges under the 2000 plan represented cash charges of approximately $31,800 for severance benefits disbursed over the employee's entitlement period, $21,400 for lease costs to be expended over the contractual lease term of the closed facilities and approximately $31,100 of contractual commitments on exited product lines and certain other licensed product lines with reduced expectations due to the Company's enhanced focus on its core brands. The product lines exited were not, either individually or in the aggregate, material to the Company's revenues or operating results. Total non-cash charges were $62,900. Non-cash charges of $16,900 for fixed asset write-offs related primarily to Corporate and the U.S. Toys segment. The remaining approximately $46,000 relates to asset write-offs and a write-down of assets impaired due to the Company's enhanced focus on its core brands. This also included impairment of intangible assets arising from the decision to discontinue product line offerings. Non-cash charges associated with asset write-offs were credited to the respective line items on the balance sheet in 2000. While the Company realized benefits from the consolidation of operations and focus on core product lines throughout its income statement, it achieved pretax savings directly related to specific actions under the restructuring plan of $52,000 in 2002.

        As noted above, in December 2000, the Company entered into an agreement to sell certain business units comprising Hasbro Interactive, as well as its internet portal, Games.com, to Infogrames for Infogrames securities and cash. The sale of the business units closed in January 2001. Net assets of the business units sold were written down to estimated fair value as of December 31, 2000, resulting in the recognition of a pretax loss of $43,965. During 2001, the Company was engaged in arbitration proceedings with Infogrames regarding a dispute over the amount of post-closing adjustments to the sales proceeds in connection with this sale. The dispute was settled with no material adjustments to the Company's results of operations. Proceeds from the sale were $56,200, of which $1,000 was in cash, $1,000 was in redeemable preferred stock of Hasbro Interactive and the remainder was in common stock of Infogrames. During 2002, the

Company recognized charges relating to the other than temporary decline in the value of this common stock, which is detailed further below.

        Interest expense decreased to $77,499 in 2002 from $103,688 in 2001 and $114,421 in 2000. Approximately 53% of the decrease in 2002 as compared to 2001 is due to decreased average borrowing rates, predominantly the result of the issuance of $250,000 of 2.75% convertible senior debentures in November 2001, the proceeds of which were used to repurchase debt with higher interest rates. Also contributing to the decreased average rates in 2002 were several interest rate swap agreements initiated in the second quarter of 2002 to adjust the amount of the Company's total debt that is subject to fixed interest rates. The remainder of the decrease in interest is due to decreased average borrowings in 2002, primarily reflecting decreased short-term borrowings in 2002 as well as the repurchase of $124,585 in principal amount of 7.95% Notes due March 2003 during the last three quarters of 2002. The decrease in 2001 from 2000 is due primarily to decreased short-term borrowings. At December 29, 2002, $200,288 in principal amount of the 7.95% Notes due March 2003 remained outstanding. In March 2003, the Company repaid these notes. As a result, the Company expects interest expense to continue to decrease in 2003.

        Other expense of $37,704 in 2002 compares to other expense of $11,443 in 2001 and $7,288 in 2000. The 2002 amount includes a $42,902 write-down of the value of the common stock of Infogrames Entertainment SA, held by the Company as an available-for-sale investment. This charge was partially offset by interest income on a tax settlement of $10,211 received in the second quarter of 2002. The 2001 amount reflects a lower level of interest income coupled with an increase in losses on foreign currency transactions, including the impact of the Argentine peso devaluation. Expense in 2000 relates primarily to the write-down of investments held for sale which have experienced an other than temporary decline in value, coupled with a higher level of transactional losses resulting from an unfavorable movement in foreign currency.

        Income tax expense was 27.9% of pretax earnings in 2002 compared with 36.8% in 2001. Absent the effect of the OFT penalty, the 2002 tax rate would have been 26%. Income tax benefit on the 2000 pretax loss was 36.0%. The decrease in 2002 from 2001 is primarily due to the adoption of SFAS 142, which eliminates amortization of goodwill and certain intangibles deemed to have an indefinite life. The increase in 2001 from 2000 reflects the tax impact of operating losses in jurisdictions where benefits were not realizable.

        On December 31, 2001, the first day of fiscal 2002, the Company adopted SFAS 142, which eliminated the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this statement, goodwill and other intangible assets are allocated to applicable reporting units. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually. The impairment test for goodwill uses a two step process that begins with an estimation of fair value of a reporting unit. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Completion of step one identified that the U.S. Toys reporting unit had a fair value which was less than its carrying value, indicating a need for a step two analysis. No other reporting units required step two procedures. After allocating the fair value of the U.S. Toys reporting unit to its assets and liabilities, the remaining value was insufficient to cover goodwill by $296,223. Goodwill of the U.S. Toys reporting unit was impaired by this amount. This impairment is included in results for 2002, net of related tax impact of $50,491. The Company performed its annual test in the fourth quarter of 2002 and no impairment was indicated.

        During 2001, the Company adopted the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which required that the Company record all derivatives, such as foreign exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive earnings (AOCE) until the hedged transactions occur and are then recognized in the consolidated statements of operations. As a result of adopting Statement 133, and in accordance with the transition provisions, the Company recorded a one-time after tax charge of $1,066 during 2001 representing the cumulative effect of the adoption in its consolidated statements of operations and an after tax unrealized loss of $753 to AOCE, which the Company reclassified to earnings in 2001.

Liquidity and Capital Resources

        Hasbro has historically generated a significant amount of cash from normal operations. Seasonal financing requirements have been met with the use of short-term borrowings, which in 2002 and 2001 included borrowings under a secured committed line of credit, and in 2000, issuance of commercial paper as well as borrowings under the Company's lines of credit. Long-term debt has increased from nil in 1997, to $857,274, excluding current installments, at December 29, 2002. This long-term debt has been used primarily to fund the Company's 1998 and 1999 business acquisitions, as well as the repurchase of the Company's common stock in the open market. The Company made no acquisitions of businesses or repurchases of its common stock in 2002 or 2001.

        At December 29, 2002, cash and cash equivalents, net of short-term borrowings, were $474,321. This compares with cash and cash equivalents, net of short-term borrowings of $199,071 and $(99,177) at December 30, 2001 and December 31, 2000, respectively. Hasbro generated approximately $473,000, $372,000 and $163,000 of net cash from its operating activities in 2002, 2001 and 2000, respectively. The increase in 2002 from 2001 results primarily from the Company's continued aggressive management of its cash flow requirements. Cash flows from operations were favorably impacted by the Company's cost reduction initiatives in both 2002 and 2001 which resulted in a lower level of operating expenses, and as a result, lower levels of prepaid expenses and accrued expenses. The Company used a significant part of its cash from operations in 2001 to reduce the levels of accounts payable and accrued expenses. Despite fourth quarter 2002 revenues increasing from 2001 levels, fourth quarter days sales outstanding improved to 50 days from 52 days in 2001 and 53 days in 2000. Accounts receivable at year-end is primarily composed of fourth quarter revenues. Improved inventory management resulted in inventory levels approximately $27,000, or 13% lower at December 2002 than December 2001. 2001 inventory levels were significantly reduced by $118,000 or 35% from 2000. Increased sales of entertainment based licensed products, primarily STAR WARS products, in 2002 resulted in a decrease in prepaid royalties from 2001, net of a $120,000 payment made in 2002 relating to the STAR WARS license. In comparing 2001 with 2000, the significant increase in cash provided by operating activities is due primarily to the improved management of accounts receivable and inventory, as well as efforts at cost reduction that resulted in reduced prepaid expenses, offset somewhat by corresponding reductions in accounts payable and accrued expenses in 2001 versus 2000.

        Cash flows from investing activities were a net utilization of $62,314, $57,779 and $180,710 in 2002, 2001 and 2000, respectively. During 2002, the Company expended approximately $59,000 on additions to its property, plant and equipment while during 2001 and 2000 it expended approximately $50,000 and $125,000, respectively. Of these amounts, 64% in 2002, 75% in 2001 and 33% in 2000 were for purchases of tools, dies and molds related to the Company's products. Under the terms of the Company's credit facility, the Company is restricted in the amount it can expend on additions to property, plant and equipment. As part of its cash management process, the Company further reduced its level of spending on property, plant and equipment in 2002 and 2001 below the level it was permitted under its outstanding credit facilities. In 2003, the Company expects capital expenditures to increase from the 2002 and 2001 levels. Based on underlying changes in the way the Company does business, the Company does not expect to return to capital expenditure levels of 2000. During the three years ended December 29, 2002, depreciation and amortization of plant and equipment was $89,262, $104,247 and $106,458, respectively.

        The Company made no acquisitions of businesses in 2002 or 2001. In 2002, the Company made payments of $7,419 relating to a settlement of a dispute with the former shareholders of Wizards of the Coast. During 2000, the Company made several small acquisitions for approximately $58,000 in total, net of cash acquired, none of which were considered individually significant. Additionally, 2000 investing activities included post closing adjustments and contingent payments in relation to the September 1999 acquisition of Wizards. Other investing activities in 2000 largely reflect a reduction in intangible and other long-term assets of Hasbro Interactive and Games.com, which were sold to Infogrames. Under the terms of the Company's credit facility, the Company is restricted in the amount it can expend on future acquisitions.

        The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenses paid and revenues collected makes it necessary for the Company to borrow varying amounts during the year. During 2002 and 2001, the Company utilized cash from operations and borrowing under its secured amended and restated revolving credit and line of credit agreements to meet its cash flow requirements. At December 29, 2002, the Company had a committed secured revolving credit agreement of $380,000, maturing in March 2005. The facility is secured by substantially all domestic accounts receivable and inventory, as well as certain intangible assets of the Company. The Company is not required to maintain compensating balances under the agreement. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all restrictive covenants throughout the fiscal year ended December 29, 2002. The Company had no borrowings outstanding under its committed facility at March 2, 2003. Amounts available and unused under uncommitted lines at March 2, 2003 were approximately $55,000. During 2000, the Company borrowed through the issuance of commercial paper and against short-term lines of credit to fund its seasonal working capital requirements in excess of funds available from operations and the issuance of long-term debt.

        The Company funds its operations and liquidity needs primarily through cash flows from operations, as well as utilizing borrowings under the Company's secured and unsecured credit facilities when needed. During 2003, the Company expects to continue to fund its working capital needs through cash flows from operations and utilization of its revolving credit facility and believes that the funds available to it are adequate to meet its needs. The Company expects to be in compliance with its covenants in 2003. However, unforeseen circumstances, such as severe softness in, or a collapse of, the retail environment may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants. This may cause the Company to be unable to utilize borrowings under its revolving credit facility, a circumstance most likely to occur when operating shortfalls would result in the Company being in greatest need of such supplementary borrowings.

        Net cash utilized by financing activities was $159,337 in 2002. This was primarily the result of the Company's use of cash flows from operations to repurchase $124,585 and $2,385 in principal amount of 7.95% Notes due in March 2003 and 5.60% Notes due in 2005, respectively. At December 29, 2002, the Company had $200,288 in principal amount remaining of 7.95% Notes due in March 2003, which are included as current installments of long-term debt at December 29, 2002. These 7.95% Notes due in March 2003 were repaid using cash from operations.

        In November and December of 2001, the Company issued $250,000 in principal amount of senior convertible debentures due 2021. The proceeds from the sales along with cash on hand were used to repurchase $250,000 in original principal amount of existing long-term debt, specifically $225,000 of the 7.95% notes due 2003, $4,000 of the 6.15% notes due 2008, and $21,000 of the 6.60% notes due 2028. Cash on hand was used to repurchase an additional $124,585 of principal amount of the notes due in 2003 and $2,385 of principal amount of the 5.60% Notes due in 2005. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, commencing in December 2005 depending on the price of the Company's stock. This contingent interest feature represents a derivative instrument which is recorded on the balance sheet at its fair value, and changes in fair value will be recognized in the statement of operations. If the closing price of the Company's stock exceeds certain levels for a specified period of time, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60. The holders of these debentures may put the notes back to Hasbro in December 2005, December 2011 and December 2016 at the original principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two. The Company's current intent is to settle in cash any puts exercised.

        In January 2003, the Company amended its license with Lucas Licensing Ltd. ("Lucas") for the manufacture and distribution of STAR WARS toys and games. Under the amended agreement the term was extended by ten years and is expected to run through 2018. In addition, the minimum guaranteed royalties due to Lucas were reduced by $85,000. In a separate agreement, the warrants previously granted to Lucas were also amended. Under this warrant amendment, the term of each of the warrants issued to Lucas was extended by ten years. The warrant amendment agreement provides the Company with an option through October 2016 to purchase all of these warrants from Lucas for a price to be paid at the Company's election of either $200 million in cash or $220 million in the Company's common stock, such stock being valued at the time of the exercise of the option. Also, the warrant amendment agreement provides Lucas with an option through January 2008 to sell all of these warrants to the Company for a price to be paid at the Company's election of either $100 million in cash or $110 million in Hasbro common stock, such stock being valued at the time of the exercise of the option. Should either the put or call be required to be settled, the Company believes that it will have adequate funds to settle this in cash if necessary. This warrant amendment agreement was not included in the computation of earnings per share at December 29, 2002. Had this agreement been included in the earnings per share calculation at December 29, 2002, diluted earnings per share prior to cumulative effect of accounting change for fiscal 2002 would have been $.41.

        Cash utilized by financing activities in 2001 was $202,661. This was principally the result of net repayments of short-term borrowings of $190,216 as the result of the Company's focus on reducing debt, a practice that was continued in 2002. During 2000, net financing activities utilized approximately $128,000 of funds of the Company, primarily as a result of the completion on March 27 of a "Modified Dutch Auction" tender offer, pursuant to which the Company accepted for payment 18,086 shares of common stock, representing approximately 9.5% of outstanding shares, at a purchase price of $17.25 per share. The aggregate purchase, including fees and expenses associated with the tender offer, was approximately $313,000. Offsetting this utilization were net borrowing activities in 2000 which included the issuance of $550,000 of 7.95% notes due March 15, 2003 and $200,000 of 8.50% notes due March 15, 2006.

        On December 6, 1999, the Board authorized a common stock repurchase program up to $500,000. A portion of this authorization was used in 2000 in connection with the repurchase of shares through the Modified Dutch Auction discussed above. At December 29, 2002 and December 30, 2001, $204,500 remains available under the 1999 authorization. Shares acquired under the Board authorization are being used for corporate purposes including issuance upon the exercise of stock options and warrants. Under terms of the Company's revolving credit agreement, share repurchases, purchasing long-term debt prior to maturity, and payment of dividends in excess of $.03 per share per quarter or 25% of prior year consolidated net income, which ever is greater, are restricted payments which are capped at $15,000 per fiscal year. Repurchases of the 7.95% Notes due March 2003 were subject to separate restrictions.

Critical Accounting Policies and Significant Estimates

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, inventory valuation, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments and pensions.

        Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue from product sales when the related revenue is recognized. Revenue from product sales is recognized upon the passing of title to the customer, at the time of shipment. Revenue from product sales, less related sales allowances, is added to royalty revenue and reflected as net revenues in the consolidated statements of operations. The Company routinely commits to promotional allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of Company products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

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

        On December 31, 2001, the first day of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this Statement, goodwill and intangible assets are allocated to applicable reporting units. Goodwill and other intangible assets deemed to have indefinite lives are tested for impairment annually. Goodwill is tested using a two step process that begins with an estimation of the fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value also calculated using the income approach. In connection with the adoption of SFAS 142, the Company recorded an impairment charge of $245,732, net of tax, primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. The Company's annual impairment test was performed in the fourth quarter of 2002 and no impairment was indicated. At December 29, 2002, the Company has goodwill and intangible assets with indefinite lives of $536,731 recorded on the balance sheet.

        Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated discounted cash flows. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The preparation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $636,408 at December 29, 2002.

        The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 29, 2002, the Company had $203,500 of prepaid royalties, $42,500 of which are included in prepaid expenses and other current assets and $161,000 which are included in other assets.

        The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected salary increases, and applicable discount rates. The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information and, in light of recent decreases in historical average market returns, the Company reduced its expected return on plan assets in 2002 to 8.75% versus 9.00% used in 2001 and 2000. A decrease in the estimate used for expected return on plan assets would increase pension expense while an increase in this estimate would decrease pension expense. Expected salary increases are estimated using a combination of historical salary increases with expected salary increases in the Company's long-term business forecasts. Based on this analysis, the Company reduced expected salary increases in 2002 to 4.0% from 4.5% used in 2001 and 2000. Increases in estimated salary increases would increase pension expense while decreases would decrease pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company considers Moody's long-term Aa Corporate Bond yield at the measurement date as an appropriate guide in setting this rate. At September 30, 2002, the Company's measurement date for its pension assets and liabilities, the Moody's long-term Corporate Bond yield was 6.51%, and the Company selected a discount rate of 6.50%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. Primarily as the result of the changes in these assumptions, the Company expects its pension expense in 2003 to increase by approximately $4,500. In accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if in excess of a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods. Assets in the plan are valued on the basis of their fair market value on the measurement date. In 2002, the Company recorded a minimum pension liability of $44,811. This amount represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The Company does not expect the changes in assumptions to impact its funding requirements in 2003.

Contractual Obligations and Commercial Commitments

        In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,042,856 of long-term debt, including current installments and excluding fair value adjustments, outstanding at December 29, 2002. Future payments required under these and other obligations are as follows:

Payments due by Fiscal Year

Certain Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt, including current installments	$201,841	1,119	98,780	201,213	1,263	538,640	1,042,856
Operating lease commitments	38,342	30,315	24,722	18,170	15,294	27,488	154,331
Future minimum guaranteed contractual royalty payments	91,000	68,000	97,000	16,000	12,000	25,000	309,000
Purchase commitments	18,850	—	—	—	—	—	18,850

	$350,033	99,434	220,502	235,383	28,557	591,128	1,525,037

        Certain of the future minimum guaranteed contractual royalty payments are contingent upon theatrical release of the related entertainment property.

        In additional to the contractual obligations noted above, the Company has letters of credit of approximately $38,000 at December 29, 2002.

Financial Risk Management

        The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates for the most part as the result of sourcing products in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than thirty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar versus the Hong

Kong dollar, Euro, British pound, Canadian dollar and Mexican peso and, to a lesser extent, other currencies, including those in Latin American countries.

        To manage this exposure, the Company has hedged a portion of its estimated upcoming fiscal year foreign currency transactions, first and foremost by using forward foreign exchange contracts and, to a lesser extent, zero cost option collars. From time to time, the Company may also hedge foreign currency exposure using purchased foreign currency options. The Company estimates that a hypothetical immediate 10% unfavorable movement in the U.S. dollar could result in an approximate $7.0 million decrease in the fair value of these instruments. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. The Company does not speculate in, and, other than set forth above, the Company does not hedge foreign currencies. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.

        At December 29, 2002, the Company had fixed rate long-term debt, including current installments, of $1,059,115. The Company entered into several interest rate swap agreements in 2002, with a total notional amount of $350,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations. These interest rate swaps are being accounted for as fair value hedges of the underlying debt. Changes in interest rates affect the fair value of fixed rate debt not hedged by interest rate swap agreements while affecting the earnings and cash flows of the long-term debt hedged by the interest rate swaps. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $68,000 or $59,000, respectively. A hypothetical one percentage point change in interest rates would increase or decrease 2003 pre-tax earnings and cash flows by $1,671 and $1,015, respectively.

The Economy and Inflation

        The Company continued to experience difficult economic environments in some parts of the world during 2002. The principal market for the Company's products is the retail sector. Revenues from the Company's top 5 customers, all retailers, accounted for approximately 52% and 48% of its consolidated net revenues in 2002 and 2001, respectively. In the past year certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

        The Company's revenue pattern continues to show the second half of the year being more significant to its overall business. The trend of retailers over the past few years has been to make a higher percentage of their purchases within or close to the fourth quarter holiday consumer selling season, which includes Christmas. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company's revenues. In addition, the bankruptcy or other lack of success of one of the Company's significant retailers could negatively impact the Company's future revenues.

        The effect of inflation on the Company's operations during 2002 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

Other Information

        During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). The first of the inquiries (the "wholesaler case"), begun in May of 2001, related to Hasbro U.K.'s interactions with certain of its wholesale distributors. The second inquiry (the "retailer case"), begun in August of 2001, related to Hasbro U.K.'s trading arrangements with certain of its direct retail accounts.

        On November 29, 2002, the OFT issued a decision in the wholesaler case, finding that Hasbro U.K. had entered into agreements with certain distributors to fix prices in violation of U.K. competition laws. The OFT assessed a fine in that case of approximately GBP 4,950 or approximately $7,900 at the then current exchange rates. The Company filed an appeal of this decision in January 2003 to the U.K. Competition Commission Appeals Tribunal (the "CCAT").

        On February 19, 2003, the OFT issued a decision in the retailer case, finding that Hasbro U.K. had entered into agreements with certain direct retailers to fix prices in violation of U.K. competition laws. The OFT assessed a fine in this case but, due to the Company's cooperation in the OFT's investigation, the OFT's decision stated that the Company would not be required to pay any of that fine.

        Before receiving the OFT's decisions in the wholesaler and retailer cases, the Company had disclosed an estimated range of aggregate loss for the two cases of approximately GBP 160 to GBP 26,000. Because a number of factors, including the lack of precedent under the applicable U.K. statute and the significant appeal rights available to the Company in the event of a final adverse determination by the OFT, the Company previously determined that there was no amount within this range which was a better estimate than any other amount in the range. As such, in accordance with applicable accounting requirements, the Company previously accrued a charge to earnings equal to the low end of this range, or GBP 160 in 2001.

        In light of the OFT's decision in the wholesaler case, the Company determined that the amount of GBP 4,947 was the best estimate of the ultimate expected loss from that case. To reflect this determination, the Company accrued an additional charge to earnings in the fourth quarter of 2002 of GBP 4,787 or $7,566, at applicable exchange rates, related to this liability. This resulted in a total amount accrued at December 29, 2002 of GBP 4,947 or $7,935 at year-end exchange rates. On March 3, 2003, the Company withdrew its appeal of the wholesaler case with the CCAT. In light of the OFT's decision in the retailer case, no charge will be recorded in connection with that case.

        The Company is not aware of any material amounts of potential exposure relating to environmental matters and does not believe its environmental compliance costs or liabilities to be material to its operating results or financial position.

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses the accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issue Task Force Issue 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects to adopt the provisions of this statement at the beginning of fiscal 2003 and does not expect that the adoption will result in a material impact to its consolidated results of operations and financial position.

        In December 2002, the FASB issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" (SFAS 148), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement 123. While the Company currently plans to retain the intrinsic value provisions of APB 25, the Company adopted portions of the disclosure requirements of SFAS 148 in its financial statements as of and for the year ended December 29, 2002. The remaining provisions of SFAS 148 will not effect the Company's consolidated results of operations and financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in Item 7 of Part II of this Report and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Hasbro, Inc.:

        We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 1 to the consolidated financial statements, effective December 31, 2001, the first day of the Company's 2002 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles."

/s/ KPMG LLP

Providence, Rhode Island
February 12, 2003

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 29, 2002 and December 30, 2001
(Thousands of Dollars Except Share Data)

	2002	2001
Assets
Current assets
Cash and cash equivalents	$495,372	233,095
Accounts receivable, less allowance for doubtful accounts of $50,700 in 2002 and $49,300 in 2001	555,144	572,499
Inventories	190,144	217,479
Prepaid expenses and other current assets	190,964	345,545

Total current assets	1,431,624	1,368,618
Property, plant and equipment, net	213,499	235,360

Other assets
Goodwill	460,993	761,575
Other intangibles, net	715,736	805,027
Other	321,029	198,399

Total other assets	1,497,758	1,765,001

Total assets	$3,142,881	3,368,979

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$21,051	34,024
Current installments of long-term debt	201,841	2,304
Accounts payable	166,316	123,109
Accrued liabilities	577,642	599,154

Total current liabilities	966,850	758,591
Long-term debt, excluding current installments	857,274	1,165,649
Deferred liabilities	127,391	91,875

Total liabilities	1,951,515	2,016,115

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2002 and 2001	104,847	104,847
Additional paid-in capital	458,130	457,544
Deferred compensation	(613)	(2,996)
Retained earnings	1,430,950	1,622,402
Accumulated other comprehensive earnings	(46,814)	(68,398)
Treasury stock, at cost, 36,525,120 shares in 2002 and 36,736,156 shares in 2001	(755,134)	(760,535)

Total shareholders' equity	1,191,366	1,352,864

Total liabilities and shareholders' equity	$3,142,881	3,368,979

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2002	2001	2000
Net revenues	$2,816,230	2,856,339	3,787,215
Cost of sales	1,099,162	1,223,483	1,673,973

Gross profit	1,717,068	1,632,856	2,113,242

Expenses
Amortization	94,576	121,652	157,763
Royalties	296,152	209,725	426,881
Research and product development	153,775	125,633	208,485
Advertising	296,549	290,829	452,978
Selling, distribution and administration	656,725	675,482	863,496
Restructuring	—	(1,795)	63,951
Loss on sale of business units	—	—	43,965

Total expenses	1,497,777	1,421,526	2,217,519

Operating profit (loss)	219,291	211,330	(104,277)

Nonoperating (income) expense
Interest expense	77,499	103,688	114,421
Other (income) expense, net	37,704	11,443	7,288

Total nonoperating expense	115,203	115,131	121,709

Earnings (loss) before income taxes and cumulative effect of accounting change	104,088	96,199	(225,986)
Income taxes	29,030	35,401	(81,355)

Net earnings (loss) before cumulative effect of accounting change	75,058	60,798	(144,631)
Cumulative effect of accounting change, net of tax	(245,732)	(1,066)	—

Net earnings (loss)	$(170,674)	59,732	(144,631)

Per common share
Net earnings (loss) before cumulative effect of accounting change
Basic and diluted	$.43	.35	(.82)

Net earnings (loss)
Basic	$(.99)	.35	(.82)

Diluted	$(.98)	.35	(.82)

Cash dividends declared	$.12	.12	.21

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2002	2001	2000
Cash flows from operating activities
Net earnings (loss)	$(170,674)	59,732	(144,631)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	245,732	1,066	—
Depreciation and amortization of plant and equipment	89,262	104,247	106,458
Other amortization	94,576	121,652	157,763
Loss on impairment of investment	42,902	—	—
Deferred income taxes	5,441	38,697	(67,690)
Compensation earned under restricted stock programs	1,770	2,532	2,754
Loss on sale of business units	—	—	43,965
Change in operating assets and liabilities (other than cash and cash equivalents):
Decrease in accounts receivable	33,653	99,474	395,682
Decrease in inventories	38,783	109,002	69,657
Decrease (increase) in prepaid expenses and other current assets	184,988	45,936	(84,006)
Increase (decrease) in accounts payable and accrued liabilities	22,863	(195,591)	(292,313)
Other, including long-term advances	(116,157)	(14,272)	(25,083)

Net cash provided by operating activities	473,139	372,475	162,556

Cash flows from investing activities
Additions to property, plant and equipment	(58,661)	(50,045)	(125,055)
Investments and acquisitions, net of cash acquired	(7,419)	—	(138,518)
Other	3,766	(7,734)	82,863

Net cash utilized by investing activities	(62,314)	(57,779)	(180,710)

Cash flows from financing activities
Proceeds from borrowings with original maturities of more than three months	—	250,000	912,979
Repayments of borrowings with original maturities of more than three months	(126,970)	(250,127)	(291,779)
Net repayments of other short-term borrowings	(14,695)	(190,216)	(341,522)
Purchase of common stock	—	—	(367,548)
Stock option and warrant transactions	3,100	8,391	2,523
Dividends paid	(20,772)	(20,709)	(42,494)

Net cash utilized by financing activities	(159,337)	(202,661)	(127,841)

Effect of exchange rate changes on cash	10,789	(6,055)	(7,049)

Increase (decrease) in cash and cash equivalents	262,277	105,980	(153,044)
Cash and cash equivalents at beginning of year	233,095	127,115	280,159

Cash and cash equivalents at end of year	$495,372	233,095	127,115

Supplemental information
Interest paid	$77,840	103,437	91,180

Income taxes paid (received)	$(41,378)	(34,813)	95,975

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total Shareholders' Equity
Balance, December 26, 1999	$104,847	468,329	—	1,764,110	(32,982)	(425,329)	1,878,975
Net loss	—	—	—	(144,631)	—	—	(144,631)
Other comprehensive earnings	—	—	—	—	(11,736)	—	(11,736)

Comprehensive earnings							(156,367)
Purchase of treasury stock	—	—	—	—	—	(367,548)	(367,548)
Stock option and warrant transactions	—	(1,708)	—	—	—	7,406	5,698
Restricted stock activity	—	(2,537)	(6,889)	—	—	12,159	2,733
Dividends declared	—	—	—	(36,085)	—	—	(36,085)

Balance, December 31, 2000	104,847	464,084	(6,889)	1,583,394	(44,718)	(773,312)	1,327,406
Net earnings	—	—	—	59,732	—	—	59,732
Other comprehensive earnings	—	—	—	—	(23,680)	—	(23,680)

Comprehensive earnings							36,052
Stock option and warrant transactions	—	(6,004)	—	—	—	13,739	7,735
Restricted stock activity	—	(536)	3,893	—	—	(962)	2,395
Dividends declared	—	—	—	(20,724)	—	—	(20,724)

Balance, December 30, 2001	104,847	457,544	(2,996)	1,622,402	(68,398)	(760,535)	1,352,864
Net loss	—	—	—	(170,674)	—	—	(170,674)
Other comprehensive earnings	—	—	—	—	21,584	—	21,584

Comprehensive earnings							(149,090)
Stock option and warrant transactions	—	333	—	—	—	6,267	6,600
Restricted stock activity	—	253	2,383	—	—	(866)	1,770
Dividends declared	—	—	—	(20,778)	—	—	(20,778)

Balance, December 29, 2002	$104,847	458,130	(613)	1,430,950	(46,814)	(755,134)	1,191,366

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(1) Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Hasbro, Inc. and all significant majority-owned subsidiaries (Hasbro or the Company). Investments representing 20% to 50% ownership interest in other companies are accounted for using the equity method. The Company had no equity method investments at December 29, 2002 that were material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

  Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

  Fiscal Year

        Hasbro's fiscal year ends on the last Sunday in December. The fiscal years ended December 29, 2002 and December 30, 2001 were fifty-two week periods while the fiscal year ended December 31, 2000 was a fifty-three week period.

  Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

  Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market.

  Long-Lived Assets

        On December 31, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142) which eliminates the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this Statement, goodwill and intangible assets are allocated to applicable reporting units. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually. Goodwill is tested using a two step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value, also calculated using the income approach.

        The Company reviews other long-lived assets (property, plant and equipment and other intangibles) for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceed their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are carried at the lower of the carrying amount or their fair value less disposal costs.

    Goodwill and Other Intangibles

        As of December 31, 2001, the first day of fiscal 2002, the Company adopted SFAS 142, which eliminates the amortization of goodwill. Prior to 2002, goodwill was being amortized on the straight-line basis over lives ranging from ten to forty years.

        Substantially all of the other intangibles consist of the cost of acquired product rights. In establishing the value of such rights, the Company considers, but does not individually value, existing trademarks, copyrights, patents, license agreements and other product-related rights. As part of the adoption of SFAS 142 in 2002, the useful lives of these rights, which were valued at their acquisition date based on the anticipated future cash flows from the underlying product line, were assessed. As part of this assessment, the Company determined that certain of these intangible assets related to the Tonka and Milton Bradley acquisitions were determined to have an indefinite life and amortization of these assets was suspended until a remaining useful life can be determined. No other adjustments of remaining useful lives were made as a result of this assessment.

        The remaining rights are being amortized over three to twenty-five years using the straight-line method. Approximately 10% of other intangibles relate to rights acquired in connection with major motion picture entertainment properties and are being amortized over the contract life, in proportion to projected sales of the licensed products during the same period.

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

  Revenue Recognition

        Revenue from product sales is recognized upon the passing of title to the customer, at the time of shipment. Provisions for discounts, rebates and returns are made when the related revenues are recognized. The Company bases its estimates for discounts, rebates and returns on agreed customer terms and historical experience.

        The Company enters into arrangements licensing its brand names on specifically approved products. The licensees pay the Company royalties as products are sold, in some cases subject to annual minimum guaranteed amounts. Royalty revenues are recognized as they are reported as earned and payment becomes assured, over the life of the agreement.

        Revenue from product sales, less related provisions for discounts, rebates and returns, is added to royalty revenues and reflected as net revenues in the consolidated statements of operations.

  Royalties

        The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. These agreements may call for payment in advance or future payment for minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense as revenue from the related products is recognized. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under license, the nonrecoverable portion of the guaranty is charged to expense at that time.

  Advertising

        Production costs of commercials and programming are charged to operations in the fiscal year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred.

  Shipping and Handling

        Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2002, 2001, and 2000, these costs were $134,096, $141,885 and $177,200, respectively, and are included in selling, distribution and administration expenses.

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

  Risk Management Contracts

        Hasbro does not enter into derivative financial instruments for speculative purposes. The Company enters into foreign currency forward and option contracts to mitigate its exposure to foreign currency exchange rate fluctuations. This exposure relates to future purchases of inventory not denominated in the functional currency of the unit purchasing the inventory as well as other cross-border currency requirements. All derivative contracts, such as foreign exchange contracts, are recorded at their fair value as an asset or liability. Gains and losses on forward and option contracts meeting hedge accounting requirements are deferred and recognized when the hedged transactions occur. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the statements of operations. The Company also uses interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. These agreements are recorded at their fair value as an asset or liability. Gains and losses on these contracts are included currently in the statement of operations and are wholly offset by changes in the fair value of the related long-term debt.

  Stock Options

        Hasbro uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations. See Note 12 for pro forma information on the impact of the fair-value method of accounting for stock options.

  Earnings Per Common Share

        Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities. Dilutive securities include shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. Contingency features related to issuance of shares under convertible debt, which was issued in 2001, were not met and therefore related potentially dilutive securities were not included in the computation of diluted earnings per share. If the contingent conversion features are met, the impact of the conversion of the debentures will result in an additional 11,574 shares being included in the calculation of diluted earnings per share. Options and warrants totaling 39,473, 24,487, and 40,458 for 2002, 2001 and 2000, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

        A reconciliation of earnings and average number of shares for the three fiscal years ended December 29, 2002 is as follows:

	2002		2001		2000
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss) before cumulative effect of accounting change	$75,058	75,058	60,798	60,798	(144,631)	(144,631)

Average shares outstanding	172,720	172,720	172,131	172,131	176,437	176,437
Options and warrants	—	768	—	887	—	—

Equivalent shares	172,720	173,488	172,131	173,018	176,437	176,437

Earnings (loss) per share before cumulative effect of accounting change	$.43	.43	.35	.35	(.82)	(.82)

(2) Other Comprehensive Earnings

        The Company's other comprehensive earnings (loss) for the years 2002, 2001 and 2000 consist of the following:

	2002	2001	2000
Foreign currency translation adjustments	$43,105	(12,646)	(13,684)
Changes in value of available-for-sale securities, net of tax	(19,377)	(13,014)	(2,450)
Gains (losses) on cash flow hedging activities, net of tax	(8,703)	4,144	—
Minimum pension liability adjustment, net of tax	(25,568)	—	—
Reclassifications to earnings, net of tax	32,127	(2,164)	4,398

	$21,584	(23,680)	(11,736)

        Reclassification adjustments in 2002, 2001 and 2000 were net of related income taxes of $12,131, $41, and $2,695, respectively. Reclassification adjustments for 2002 and 2000 consist primarily of an impairment charge relating to an other than temporary decrease in the value of the Company's available-for-sale securities. For 2002, the reclassification adjustment also includes, to a lesser extent, net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. Reclassification adjustments for 2001 include net gains on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales.

        The related tax benefit (expense) of other comprehensive earnings items was $10,490, $7,031, and $(720) for the years 2002, 2001 and 2000, respectively.

        Components of accumulated other comprehensive earnings at December 29, 2002 and December 30, 2001 are as follows:

	2002	2001
Foreign currency translation adjustments	$(15,432)	(58,537)
Changes in value of available-for-sale securities, net of tax	(1,018)	(11,839)
Gains (losses) on cash flow hedging activities, net of tax	(4,796)	1,978
Minimum pension liability adjustment, net of tax	(25,568)	—

	$(46,814)	(68,398)

(3) Acquisitions and Disposals

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

        In the fiscal year ended December 31, 2000, net revenues of the business units sold were $194,300. Operating losses of the business units sold, including consolidation program charges, were $104,200 in 2000.

        In 2002, as the result of the decline in the fair value of the Infogrames common stock received as part of the above transaction, the Company adjusted the basis of this investment and recorded a pretax charge to earnings in the amount of $42,902.

        The Company made small acquisitions in 2000 for approximately $58,000 in total, net of cash acquired, none of which were considered individually material. Additionally, during 2000, the Company made payments for closing balance sheet adjustments and contingent acquisition payments relating to its 1999 acquisition of Wizards of the Coast, Inc. (Wizards). The contingent payments relate to future operating objectives of Wizards and are applicable to earnings through fiscal 2004. These objectives were not met in 2001 and 2002. In 2002, the Company paid $7,419 to settle a dispute with the former shareholders of Wizards.

(4) Inventories

	2002	2001
Finished products	$173,168	180,286
Work in process	6,131	19,639
Raw materials	10,845	17,554

	$190,144	217,479

(5) Property, Plant and Equipment

	2002	2001
Land and improvements	$15,422	13,089
Buildings and improvements	197,898	195,152
Machinery and equipment	311,162	302,529

	524,482	510,770
Less accumulated depreciation	337,562	304,478

	186,920	206,292
Tools, dies and molds, net of amortization	26,579	29,068

	$213,499	235,360

        Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations.

(6) Goodwill and Intangibles

        At the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." As a result of adopting this statement, the Company's goodwill and certain intangible assets are no longer amortized. In addition, the Company evaluated its existing intangible assets and goodwill acquired in prior purchase business combinations and reassessed the useful lives and residual values of those intangible assets other than goodwill. As a result of this assessment, the lives of product rights having a net book value of $75,700 obtained in the Company's acquisition of Milton Bradley in 1984 and Tonka in 1991 were determined to have an indefinite life and tested for impairment in accordance with the provisions of Statement 142. No other reclassifications or adjustments of remaining useful lives were made as a result of this assessment.

        Statement 142 requires the Company to perform an annual impairment test for goodwill and intangible assets with indefinite lives. Additionally, within six months of adopting the statement, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This initial assessment was completed during the second quarter of 2002. As part of this assessment, the Company allocated goodwill and other corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of those reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows. The aggregate of these fair values was compared in total with the fair value of the business based on market capitalization at the date of testing. Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of tax, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. This transitional charge was recorded as a cumulative effect of a change in accounting principle and, in accordance with the statement, recorded retroactively to the first quarter.

        In the fourth quarter of 2002, the Company completed its annual impairment test which indicated that there was no impairment.

        A portion of the Company's goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of Statement 142 testing, these assets were allocated to the reporting units within the Company's operating segments.

        Including this allocation, the changes in carrying amount of goodwill, by operating segment for the year ended December 29, 2002 are as follows:

	U.S. Toys	Games	Int'l	Corporate	Total
Balance at Dec. 30, 2001	$105,773	158,321	19,893	477,588	761,575
Allocation of corporate	208,885	104,893	163,810	(477,588)	—
Impairment	(296,223)	—	—	—	(296,223)
Foreign exchange	—	—	2,289	—	2,289
Other	(5,201)	(1,447)	—	—	(6,648)

	$13,234	261,767	185,992	—	460,993

        The other reduction in the carrying value of the U.S. Toys segment goodwill primarily relates to the utilization of previously reserved deferred tax assets from an acquired company. The other reduction in the carrying value of the Games segment goodwill results primarily from the settlement of a dispute with the former shareholders of Wizards of the Coast, which was acquired in September 1999.

        The following table provides a reconciliation of the reported net income for 2001 and 2000 to adjusted net income had Statement 142 been applied as of the beginning of those years:

	2001	2000
Reported net earnings (loss)	$59,732	(144,631)
Add back amortization:
Goodwill	43,850	47,482
Indefinite life intangible assets	9,805	9,804
Tax Impact	(8,642)	(10,352)

Adjusted net earnings (loss)	$104,745	(97,697)

Basic and diluted net earnings (loss) per share
Reported net earnings (loss)	$.35	(.82)
Add back amortization:
Goodwill	.25	.27
Indefinite life intangible assets	.06	.06
Tax impact	(.05)	(.06)

Adjusted net earnings (loss)	$.61	(.55)

        A summary of the Company's other intangible assets at December 29, 2002 and December 30, 2001 are as follows:

	2002	2001
Acquired product rights	$860,591	870,194
Licensing rights of entertainment properties	149,310	145,584
Accumulated amortization	(373,493)	(286,507)

Amortizable intangible assets	636,408	729,271
Product rights with indefinite lives	75,738	75,738
Unrecognized pension prior service cost	3,590	18

	$715,736	805,027

        The Company will continue to incur amortization expense related to the use of acquired and licensed rights to produce various products. The amortization of these product rights will fluctuate depending on related projected revenues during an annual period, as well as rights reaching the end of their useful lives. The Company currently estimates continuing amortization expense for the next five years to be approximately:

2003	$80,000
2004	75,000
2005	100,000
2006	70,000
2007	65,000

(7) Short-Term Borrowings

        At December 29, 2002, Hasbro had available a secured committed and unsecured uncommitted lines of credit from various banks approximating $380,000 and $55,300, respectively. A significant portion of the short-term borrowings outstanding at the end of 2002 and 2001 represent borrowings made under, or supported by, these lines of credit and the weighted average interest rates of the outstanding borrowings were 4.9% and 6.8%, respectively. During 2002, Hasbro's working capital needs were fulfilled by cash generated from operations and borrowing under lines of credit. Such borrowings were on terms and at interest rates generally extended to companies of comparable creditworthiness.

        The Company's committed, secured revolving credit facility of $380,000 matures in March 2005. The Company is not required to maintain compensating balances, however, it is required to pay a fee of .35% per annum of the unused amount of the facility available for borrowing, which may be adjusted downward under certain conditions. The facility carries interest at a rate of Libor plus 1.75%, which is adjusted down by .25% as long as the facility is secured. The rate may be further adjusted downward based on the Company's senior unsecured long-term credit rating. Substantially all domestic accounts receivable and inventory, as well as certain intangible assets of the Company secured the committed line at December 29, 2002. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including those with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all covenants as of and for the year ended December 29, 2002.

(8) Accrued Liabilities

	2002	2001
Royalties	$131,916	125,165
Advertising	66,290	75,551
Payroll and management incentives	68,306	53,895
Accrued income taxes	56,966	34,022
Other	254,164	310,521

	$577,642	599,154

(9) Long-Term Debt

        Components of long-term debt are as follows:

	2002	2001
7.95% Notes Due 2003	$—	324,873
5.60% Notes Due 2005	97,615	100,000
8.50% Notes Due 2006	200,000	200,000
6.15% Notes Due 2008	146,000	146,000
2.75% Debentures Due 2021	250,000	250,000
6.60% Notes Due 2028	129,000	129,000
Other long-term debt	18,400	15,776

	841,015	1,165,649
Fair value adjustment for interest rate swaps	16,259	—

	$857,274	1,165,649

        The schedule of maturities of long-term debt for the next five years and thereafter is as follows:

Current installments of long-term debt, due 2003	$201,841
2004	1,119
2005	98,780
2006	201,213
2007	1,263
Thereafter	538,640

$1,042,856

        Amounts due in 2003 include $200,288 of 7.95% notes due in March 2003.

        In 2002, the Company entered into a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and accounted for as fair value hedges of those debt obligations. The interest rate swaps have a total notional amount of $350,000 with maturities between 2003 and 2008. In each of the contracts, the Company receives payments based upon a fixed interest rate which matches the interest rate of the debt being hedged and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At December 29, 2002, these contracts had a fair value of $16,738 of which $479 is recorded as a current asset and $16,259 is recorded in other assets.

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

(10) Income Taxes

        Income taxes attributable to earnings (loss) before income taxes and cumulative effect of accounting change are:

	2002	2001	2000
Current
United States	$(2,774)	(19,157)	(41,343)
State and local	(1,390)	(120)	(443)
International	27,753	15,981	28,121

	23,589	(3,296)	(13,665)

Deferred
United States	5,693	34,083	(59,775)
State and local	488	2,921	(5,124)
International	(740)	1,693	(2,791)

	5,441	38,697	(67,690)

	$29,030	35,401	(81,355)

        Cumulative effects of accounting changes are shown net of tax on the statements of operations. The tax benefits related to these amounts for 2002 and 2001 were $50,491 and $68, respectively.

        Certain tax benefits are not reflected in income taxes in the statements of operations. Such benefits of $17,194 in 2002, $7,552 in 2001 and $248 in 2000, relate primarily to the Company's required additional minimum pension liability in 2002, changes in value of the Company's available-for-sale investments in 2001, and stock options in 2000. In 2002, 2001 and 2000, the deferred tax benefit (expense) of these amounts was $11,478, $7,031 and $(720), respectively.

        A reconciliation of the statutory United States federal income tax rate to Hasbro's effective income tax rate is as follows:

	2002	2001	2000
Statutory income tax rate	35.0%	35.0%	(35.0)%
State and local income taxes, net	(0.6)	1.9	(1.6)
Goodwill amortization	—	11.2	4.6
Tax on international earnings	(7.9)	(11.9)	(3.1)
Other, net	1.4	.6	(.9)

	27.9%	36.8%	(36.0)%

        The components of earnings (loss) before income taxes and cumulative effect of accounting change, determined by tax jurisdiction, are as follows:

	2002	2001	2000
United States	$10,415	9,807	(318,859)
International	93,673	86,392	92,873

	$104,088	96,199	(225,986)

        The components of deferred income tax expense arise from various temporary differences and relate to items included in the statements of operations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 29, 2002 and December 30, 2001 are:

	2002	2001
Deferred tax assets:
Accounts receivable	$19,706	27,087
Inventories	10,835	11,199
Operating loss and tax credit carryforwards	42,590	45,341
Operating expenses	61,804	50,969
Pension	24,836	7,069
Postretirement benefits	12,954	11,733
Other	75,744	86,048

Gross deferred tax assets	248,469	239,446
Valuation allowance	(12,972)	(16,474)

Net deferred tax assets	235,497	222,972

Deferred tax liabilities	46,036	89,308

Net deferred income taxes	$189,461	133,664

        Hasbro has a valuation allowance for deferred tax assets at December 29, 2002 of $12,972 which is a decrease of $3,502 from the $16,474 at December 30, 2001. The allowance pertains to United States and International operating loss carryforwards, some of which have no expiration and others that would expire beginning in 2003. If fully realized, $421 will reduce goodwill and the balance will reduce future income tax expense. Deferred tax liabilities relate primarily to tax deductible goodwill and property rights, arising from various acquisitions.

        Based on Hasbro's history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, it believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

        Deferred income taxes of $109,839 and $103,657 at the end of 2002 and 2001, respectively, are included as a component of prepaid expenses and other current assets, and $84,492 and $34,554, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $2,969 and $267, respectively, are included as a component of accrued liabilities, and $1,901 and $4,280, respectively, are included as a component of deferred liabilities.

        The cumulative amount of undistributed earnings of Hasbro's international subsidiaries held for reinvestment is approximately $488,000 at December 29, 2002. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $95,000.

(11) Capital Stock

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

        Prior to the acquisition by a person or group of beneficial ownership of a certain percentage of Hasbro's common stock, the Rights are redeemable for $.01 per Right. The Rights Plan contains certain exceptions with respect to the Hassenfeld family and related entities.

  Common Stock

        On December 6, 1999, the Board authorized a common share repurchase program up to $500,000. No repurchases were made in 2002 or 2001. At December 29, 2002, $204,500 remained under this authorization.

(12) Stock Options, Restricted Stock and Warrants

        Hasbro has various stock plans for employees as well as a plan for non-employee members of the Board (collectively, the "plans") and has reserved 28,816 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under the plans. These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards.

        The Company issued restricted stock and granted deferred restricted stock units to certain key employees of 20, 10 and 713 during 2002, 2001, and 2000, respectively. At December 29, 2002, these awards, net of forfeitures, aggregated the equivalent of 505 shares. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. Upon granting of these awards, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the periods during which the restrictions lapse, generally 3 years. Amortization of deferred, unearned compensation relating to the restricted stock and deferred restricted stock units of $1,770, $2,561 and $2,733 was recorded in fiscal 2002, 2001 and 2000, respectively.

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

	2002	2001	2000
Reported net earnings (loss)	$(170,674)	59,732	(144,631)
Pro forma compensation expense, net of tax	(18,420)	(10,307)	(21,981)

Pro forma net earnings (loss)	$(189,094)	49,425	(166,612)

Pro forma net earnings (loss) per share
Basic	$(1.09)	.29	(.94)

Diluted	$(1.09)	.29	(.94)

        The weighted average fair value of options granted in 2002, 2001 and 2000 were $7.34, $5.56 and $6.43, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.58%, 4.98% and 6.77%; expected dividend yields of 0.72%, 1.02% and 1.58% and expected volatility of approximately 43%, 49% and 41%, and expected lives of approximately 6 years.

        Additionally, the Company has reserved 18,775 shares of its common stock for issuance upon exercise of outstanding warrants. In January 2003, the Company amended certain warrants. The warrants covered under this warrant amendment agreement consisted of 9,750 warrants with an exercise price of $18.67 as well as 6,000 warrants with an exercise price of $23.33. The amendment included an extension of the life of each of the warrants of 10 years. In addition, the Company was provided with an option running through October 13, 2016 to purchase these warrants for an aggregate purchase price of, at the Company's election, either $200 million in cash, or $220 million in the Company's common stock, such stock being valued at time of exercise of the option. Also, the amendment extends an option to the grantee through January 2008 to sell all of these warrants to Hasbro for a price to be paid at the Company's election of either $100 million in cash, or $110 million in the Company's common stock, such stock being valued at the time of the exercise of the option. If this amendment had been in effect at December 29, 2002, diluted earnings per share before cumulative effect of accounting change for the year ended December 29, 2002 would have been $0.41. In 2000, the Company granted warrants to purchase 1,000 and 700 shares at exercise prices of $15.70 and $18.84, respectively, relating to product rights. At December 29, 2002, the unvested portion of these warrants was 500 and 350 shares, respectively, which will be recorded at fair value when the related performance commitments are met.

        Information with respect to options and warrants for the three years ended December 29, 2002 is as follows:

	2002	2001	2000
Number of shares:
Outstanding at beginning of year	38,483	40,458	33,776
Granted	4,756	3,535	9,029
Exercised	(465)	(603)	(475)
Expired or canceled	(3,155)	(4,907)	(1,872)

Outstanding at end of year	39,619	38,483	40,458

Exercisable at end of year	28,617	27,393	27,656

Weighted average exercise price:
Granted	$16.89	11.95	15.59
Exercised	$11.58	13.69	7.81
Expired or canceled	$20.44	21.22	22.40
Outstanding at end of year	$19.14	19.49	20.27
Exercisable at end of year	$20.35	20.49	20.11

        Information with respect to the 39,619 options and warrants outstanding and the 28,617 exercisable at December 29, 2002, is as follows:

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding
$10.96-$14.06	4,757	5.4 years	$12.53
$14.14-$17.00	10,201	6.0 years	$15.72
$17.34-$23.27	14,615	6.2 years	$18.70
$23.33-$36.27	10,046	7.8 years	$26.37

Exercisable
$10.96-$14.06	2,855		$13.06
$14.14-$17.00	3,565		$15.66
$17.34-$23.27	12,407		$18.79
$23.33-$36.27	9,790		$26.14

(13) Pension, Postretirement and Postemployment Benefits

  Pension and Postretirement Benefits

        Hasbro's pension, 401(k) matching contribution and profit sharing cost for 2002, 2001 and 2000 was approximately $19,100, $12,300 and $13,700, respectively.

  United States Plans

        Substantially all United States employees are covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees, are based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. At December 29, 2002, the two funded plans have plan assets of $146,628 and accumulated benefit obligations of $184,082. The unfunded plans have accumulated benefit obligations of $22,765.

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

	Pension		Postretirement
	2002	2001	2002	2001
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$203,397	182,543	25,512	22,939
Service cost	7,563	7,217	418	263
Interest cost	14,320	13,844	2,377	1,746
Actuarial loss	10,123	17,654	12,859	3,187
Benefits paid	(13,555)	(17,196)	(2,502)	(2,623)
Expenses paid	(839)	(665)	—	—

Projected benefit obligation at end of year	$221,009	203,397	38,664	25,512

Change in plan assets
Fair value of plan assets at beginning of year	$179,085	236,296	—	—
Actual return on plan assets	(19,634)	(40,831)	—	—
Employer contribution	1,571	1,481	—	—
Benefits paid	(13,555)	(17,196)	—	—
Expenses paid	(839)	(665)	—	—

Fair value of plan assets at end of year	$146,628	179,085	—	—

Funded status	$(74,381)	(24,312)	(38,664)	(25,512)
Unrecognized net loss	54,534	9,269	13,734	1,536
Unrecognized prior service cost	4,048	4,608	—	—

Net amount recognized	$(15,799)	(10,435)	(24,930)	(23,976)

Accrued benefit liability	$(60,610)	(10,435)	(24,930)	(23,976)
Intangible asset	3,572	—	—	—
Other comprehensive earnings	41,239	—	—	—

Net amount recognized	$(15,799)	(10,435)	(24,930)	(23,976)

        The provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, required the Company to record an additional minimum pension liability of $44,811 at December 29, 2002. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional minimum pension liability is offset by an intangible asset to the extent of previously unrecognized prior service cost. An intangible asset in the amount of $3,572 is included in other intangibles on the balance sheet. The remaining amount of $41,239 is recorded as a component of other comprehensive earnings, net of deferred taxes of $15,671.

        The assets of the funded plans are managed by investment advisors and consist primarily of pooled indexed and actively managed stock and bond funds. The Company measures its liabilities and related assets at September 30 to coincide with the upcoming year planning cycle. For measuring the expected pension accumulated benefit obligation, assumed discount rates of 6.50%, 7.25% and 8.00% were used for 2002, 2001 and 2000, respectively; assumed long-term rate of compensation increase of 4.00% in 2002 and 4.50% in 2001 and 2000, and an assumed long-term rate of return on plan assets of 8.75% in 2002 and 9.00% in 2001 and 2000.

        For measuring the expected postretirement benefit obligation, a 12.00%, 9.00% and 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002, 2001 and 2000, respectively. The rate for 2002 was further assumed to decrease gradually to 5.50% in 2009, with 2001 and 2000 assuming a decrease to 5.00% in 2009. All were assumed to remain constant after 2009. The discount rates used in the pension calculation were also used for the postretirement calculation.

	2002	2001	2000
Components of net periodic cost
Pension
Service cost	$7,563	7,217	8,032
Interest cost	14,320	13,844	13,656
Expected return on assets	(15,611)	(20,498)	(21,368)
Net amortization and deferrals	663	(3,292)	(4,498)

Net periodic benefit cost (benefit)	$6,935	(2,729)	(4,178)

Postretirement
Service cost	$418	263	241
Interest cost	2,377	1,746	1,792
Net amortization and deferrals	661	(159)	(136)

Net periodic benefit cost	$3,456	1,850	1,897

        If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 29, 2002 and the aggregate of the benefits earned during the period and the interest cost would have each increased by approximately 9%.

        Hasbro has a retirement savings plan to which eligible employees may make contributions of up to 18% of their salary, as allowed under Section 401(k) of the Internal Revenue Code. The Company contributed approximately $9,000, $9,000, and $11,200 to the plan in 2002, 2001 and 2000, respectively.

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

(14) Leases

        Hasbro occupies certain sales offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2002, 2001 and 2000 amounted to $59,601, $58,811 and $57,470, respectively.

        Minimum rentals, net of minimum sublease income which is not material, under long-term operating leases for the five years subsequent to 2002 and in the aggregate are as follows:

2003	$38,342
2004	30,315
2005	24,722
2006	18,170
2007	15,294
Later years	27,488

$154,331

        All leases expire prior to 2014. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2002.

        In addition, Hasbro leases certain facilities which, as a result of restructurings, are no longer in use. Future costs relating to such facilities were accrued as a component of the original restructuring charge and are not included in the table above.

(15) Consolidation Program and Restructuring Charge

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

        In the fourth quarter of 2000, the Company implemented a plan to consolidate its U.S. Toys group into Rhode Island, significantly reduce overhead through reductions in product development, sales and marketing, and administrative functions across the Company and to increase its focus on development of the Company's core brands. In 2000, the Company recorded a total of $152,270 in expense relating to this plan, $70,079 of restructuring expense and $82,191 of expense in other operating categories, including $6,625 to cost of sales, $25,046 in amortization, $42,270 in royalties, $3,155 in advertising and $5,095 in selling, distribution and administration expense. The significant components of the 2000 plan included the closing of offices in Cincinnati, Ohio, the Napa, California office and warehouse and a small office in San Francisco, California, thereby essentially consolidating the U.S. Toys group in Rhode Island. Additionally, the plan included the reduction of overhead, particularly in marketing and sales, product development and administration, including a curtailment of expansion of the retail business of Wizards, the further consolidation of certain international operating offices into regional centers and consolidation and streamlining of the Company's marketing activities. These actions were completed in 2001, and resulted in a restructuring credit of $(1,795) for the year ended December 30, 2001. The credit resulted primarily from lower than expected severance costs to complete the plan. The 2000 plan also included the refocus of the Company on developing and marketing its core brands, reducing its reliance on licenses. This focus resulted in product lines which were discontinued or for which the Company has significantly reduced expectations.

        The components of the plan included in the restructuring charge of $70,100 in the 2000 statement of operations were severance costs of $31,800, lease costs of $21,400 and fixed asset write-offs of $16,900. Fixed asset write-offs were recorded in 2000. Remaining balances accrued at December 29, 2002 include $500 of severance benefits remaining to be paid to terminated employees over their remaining entitlement period, and $2,600 of lease payments remaining on closed facilities.

        Details of activity in the restructuring plan for fiscal 2002 follow:

	Balance at December 30, 2001	Activity	Adjustment	Balance at December 29, 2002
Severance	$2,700	(2,200)	—	500
Lease costs	10,300	(7,700)	—	2,600

	$13,000	(9,900)	—	3,100

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

(16) Financial Instruments

        Hasbro's financial instruments include cash and cash equivalents, accounts receivable, marketable equity securities, short- and long-term borrowings, accounts payable and accrued liabilities. At December 29, 2002, the carrying cost of these instruments approximated their fair value. Its financial instruments also include foreign currency forwards and options (see note 17 to the consolidated financial statements) as well as interest rate swap agreements (see note 9 to the consolidated financial statements). At December 29, 2002, the carrying value of these instruments approximated their fair value based on quoted or publicly available market information.

(17) Derivative Financial Instruments

        Hasbro uses foreign currency forwards and options, generally purchased for terms of not more than eighteen months, to reduce the effect of adverse currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with counterparties who are major financial institutions. The Company believes any risk related to default by a counterparty to be remote.

        The Company records all derivatives, such as foreign currency exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive earnings (AOCE) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company's foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. The ineffective portion of a hedging derivative is immediately recognized in the consolidated statements of operations. As a result of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138 (collectively "SFAS 133") on January 1, 2001, and in accordance with the transition provisions, the Company recorded a one-time after tax charge of $1,066 or $(.01) per share in representing the cumulative effect of the adoption in its consolidated statements of operations and an after tax unrealized loss of $753 to AOCE, which the Company subsequently reclassified to earnings during 2001.

        A summary of the after tax activity in AOCE relating to the Company's hedging program for 2002 and 2001 is as follows:

	2002	2001
Beginning Balance	$1,978	—
Cumulative effect of accounting change	—	(753)
Change in fair value of cash flow hedges	(8,703)	4,895
Change in fair value transferred to earnings as a result of ineffectiveness	(566)	33
Reclass to earnings	2,495	(2,197)

Ending Balance	$(4,796)	1,978

        The remaining balance in AOCE at December 29, 2002 represents a net unrealized loss on foreign currency contracts relating to hedges of inventory purchased during the fourth quarter of 2002 or forecasted to be purchased during 2003 and intercompany royalty payments expected to be received during 2003. These amounts will be transferred to the consolidated statement of operations upon the sale of the related inventory and receipt of the related royalty payments. The Company expects substantially all of the balance in AOCE to be reclassified to the consolidated statement of operations within the next 12 months.

        During 2001, the Company excluded changes in fair value relating to time value of options purchased from its assessment of hedge effectiveness. For fiscal 2001, these charges, which are included in the consolidated statement of operations in other expense, were $1,150. The Company had no such charges in 2002.

        The Company also enters into derivative instruments to offset changes in the fair value of intercompany loans due to the impact of foreign currency changes. The Company recorded a net loss on these instruments to other (income) expense of $17,982 and $1,434 in 2002 and 2001, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains from the change in fair value of intercompany loans to which the contracts relate included in other (income) expense.

        The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at the inception of the hedge and on an on-going basis, the effectiveness of the derivatives used in hedging transactions in offsetting changes in the cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred would be reclassified to the consolidated statements of operations.

        Prior to the adoption of SFAS 133, the Company used foreign currency forwards and options, generally purchased for terms of not more than twelve months, to reduce the effect of adverse currency rate fluctuations on firmly committed and anticipated foreign currency transactions. Gains and losses deferred under pre-SFAS 133 hedge accounting provisions were subsequently included in the measurement of the related foreign currency transaction. Gains and losses on contracts which did not meet those provisions were reflected in earnings.

        In 2002, the Company entered into a series of interest rate swap contracts to adjust the amount of debt that is subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and designated and effective as fair value hedges of the change in fair value of those debt obligations. The changes in fair value of these interest rate swap contracts are recognized in other expense together with the changes in fair value of the hedged debt obligations. These hedges are considered to be perfectly effective under SFAS 133 and, therefore, no net change in fair value is recognized in earnings. The interest rate swap contracts are with a number of major financial institutions in order to minimize counterparty credit risk. The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of the contracts.

(18) Commitments and Contingencies

        Hasbro had unused open letters of credit of approximately $38,000 and $23,000 at December 29, 2002 and December 30, 2001, respectively.

        The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of currently existing agreements, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows:

2003	$91,000
2004	68,000
2005	97,000
2006	16,000
2007	12,000
2008 and thereafter	25,000

$309,000

        In addition, the Company has $42,500 of prepaid royalties included as a component of prepaid expenses and other current assets in the balance sheet. The long-term portion of advances paid of $161,000 is included in other assets. In January 2003, the Company amended one of its royalty contracts and reduced future minimum guarantees from $120,000 to $35,000. This amendment is reflected in the table above. This agreement was also extended through 2018. Advanced royalties paid and guaranteed or minimum royalties to be paid relate to anticipated revenues in the years 2003 through 2018.

        At December 29, 2002, the Company had approximately $18,850 in outstanding inventory purchase commitments.

        During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into allegedly anti-competitive pricing practices by the Company's United Kingdom subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). The first of the inquiries (the "wholesaler case"), begun in May of 2001, related to Hasbro U.K.'s interactions with certain of its wholesale distributors. The second inquiry (the "retailer case"), begun in August of 2001, related to Hasbro U.K.'s trading arrangements with certain of its direct retail accounts.

        On November 29, 2002, the OFT issued a decision in the wholesaler case, finding that Hasbro U.K. had entered into agreements with certain distributors to fix prices in violation of U.K. competition laws. The OFT assessed a fine in that case of approximately GBP 4,950 or approximately $7,900 at the then current exchange rates. The Company filed an appeal of this decision in January 2003 to the U.K. Competition Commission Appeals Tribunal (the "CCAT").

        On February 19, 2003, the OFT issued a decision in the retailer case, finding that Hasbro U.K. had entered into agreements with certain direct retailers to fix prices in violation of U.K. competition laws. The OFT assessed a fine in this case but, due to the Company's cooperation in the OFT's investigation, the OFT's decision stated that the Company would not be required to pay any of that fine.

        In light of the OFT's decision in the wholesaler case, the Company determined that the amount of GBP 4,947 was the best estimate of the ultimate expected loss from that case. To reflect this determination, the Company accrued a charge to earnings in the fourth quarter of 2002 of GBP 4,787, or $7,566 at applicable exchange rates, in addition to the amount of GBP 160 accrued in 2001. This resulted in a total amount accrued at December 29, 2002 of GBP 4,947 or $7,935 at year-end exchange rates. On March 3, 2003, the Company withdrew its appeal of the wholesaler case with the CCAT. In light of the OFT's decision in the retailer case, no charge was recorded in connection with that case.

        Hasbro is party to certain other legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

(19) Segment Reporting

  Segment and Geographic Information

        Hasbro is a worldwide leader in children's and family leisure time entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's main reportable segments are U.S. Toys, Games and International. In addition, the Company has two other segments, Operations and Retail, which meet the quantitative thresholds for reportable segments. As of the beginning of 2002, the Company had further refined its business segments. This refinement included the realignment of the U.S. Tiger toy lines to the U.S. Toys segment, from the Games segment where all Tiger products had been included. Certain Tiger electronic games, primarily handheld, remain in the Games segment. In addition, the international operations of Tiger and Wizards of the Coast are now managed as part of the International segment beginning in January 2002. The results of these units had been included in and managed as part of the Games segment. Prior year amounts have been reclassified to reflect this realignment.

        In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products, electronic interactive products, children's consumer electronics, electronic learning aids and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, and trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and game products in non-U.S. markets. The Operations segment sources product for the majority of the Company's segments. The Retail segment operates retail shops which sell games products and offers an area for organized play of trading card and role-playing games. The Company also has other segments that primarily license out the Company's brand names on specifically approved products. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

        The accounting policies of the segments are the same as those described in note 1 to the consolidated financial statements.

        Information by segment and a reconciliation to reported amounts are as follows:

	Revenue from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2002
U.S. Toys(a)	$996,496	11,266	75,664	58,396	3,063	896,051
Games	739,782	30,107	124,523	38,944	5,173	1,244,324
International(b)	970,825	108,180	5,177	51,002	7,008	1,181,834
Operations(c)	9,009	642,354	1,835	33,081	35,130	577,086
Retail	48,983	—	(19,877)	8,277	578	15,439
Other segments	51,135	9,912	25,787	173	343	66,549
Corporate and eliminations(a)	—	(801,819)	6,182	(6,035)	7,366	(838,402)

	$2,816,230	—	219,291	183,838	58,661	3,142,881

2001
U.S. Toys	$935,530	82,339	15,808	63,577	11,316	967,625
Games	801,467	45,850	156,089	53,036	3,825	1,053,615
International	996,266	88,418	28,658	49,865	6,385	1,166,978
Operations(c)	22,978	407,246	(4,327)	28,947	24,106	380,574
Retail(d)	51,019	—	(36,897)	24,339	1,551	31,582
Other segments	49,079	2,310	25,576	214	11	41,716
Corporate and eliminations	—	(626,163)	24,628	5,921	2,851	(273,111)

Segment Total	2,856,339	—	209,535	225,899	50,045	3,368,979
Consolidation program(e)	—	—	1,795	—	—	—

Consolidated Total	$2,856,339	—	211,330	225,899	50,045	3,368,979

2000
U.S. Toys	$1,040,893	55,792	(151,866)	68,787	12,085	1,170,783
Games	1,186,594	49,186	87,992	70,862	28,153	1,195,882
International	1,451,279	82,045	129,530	44,962	24,310	1,421,192
Operations(c)	17,587	534,678	1,789	38,971	30,957	376,154
Retail	57,328	—	(10,452)	4,733	15,702	40,316
Other segments	33,534	1,813	18,058	—	1,283	16,361
Corporate and eliminations	—	(723,514)	10,779	10,860	12,565	(392,229)

Segment total	3,787,215	—	85,830	239,175	125,055	3,828,459
Consolidation program(e)	—	—	(146,142)	25,046	—	—
Loss on sale of business units(f)	—	—	(43,965)	—	—	—

Consolidated Total	$3,787,215	—	(104,277)	264,221	125,055	3,828,459

(a)
Certain intangible assets, primarily goodwill, which benefit operating segments are reflected as Corporate assets for segment reporting purposes. For application of SFAS 142, these amounts have been allocated to the reporting unit which benefits from their use. Therefore, a portion of the impairment of $296,223 of goodwill related to the U.S. Toys reporting unit as a result of the adoption of SFAS No. 142 in 2002 is reflected in the Corporate and eliminations amount above. In addition, allocations of certain expenses related to these assets to the individual operating segments are done prior to the start of the year based on budgeted amounts. Any difference between actual and budgeted amounts are reflected in the Corporate segment.

(b)
Operating profit of the International segment includes a charge of $7,566 and $236 in 2002 and 2001, respectively, relating to penalties assessed by the OFT (See note 18 to the consolidated financial statements).

(c)
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

(f)
The loss on sale of business units relates to the sale of the Games segment's business units comprising Hasbro Interactive and Games.com (See note 3 to the consolidated financial statements).

        The following table presents consolidated net revenues by classes of principal products for the years ended in December:

	2002	2001	2000
Boys toys	$871,400	657,300	865,800
Games and puzzles	1,121,200	1,259,600	1,653,200
Preschool toys	225,400	222,000	240,200
Creative play	195,500	211,600	200,400
Girls toys	122,500	111,900	56,700
Interactive software games	—	—	179,600
Other	280,230	393,939	591,315

Net revenues	$2,816,230	2,856,339	3,787,215

        Information as to Hasbro's operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues and the related pretax earnings are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2002	2001	2000
Net revenues
United States	$1,823,799	1,825,745	2,251,023
International	992,431	1,030,594	1,536,192

	$2,816,230	2,856,339	3,787,215

Earnings (loss) before income taxes and cumulative effect of accounting change
United States	$96,103	64,023	(242,758)
International	7,985	32,176	16,772

	$104,088	96,199	(225,986)

Long-lived assets
United States	$1,225,828	1,636,012	1,803,688
International	164,400	165,950	199,123

	$1,390,228	1,801,962	2,002,811

        Principal international markets include Western Europe, Canada, Mexico, Australia, and Hong Kong.

  Other Information

        Hasbro markets its products primarily to customers in the retail sector. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as deemed appropriate, a substantial portion of its customers' ability to discharge amounts owed is dependent upon the overall retail economic environment.

        Sales to the Company's two largest customers, Wal-Mart Stores, Inc. and Toys 'R Us, Inc., amounted to 19% and 16%, respectively, of consolidated net revenues during 2002, 17% and 13%, respectively, during 2001, and 14% and 13%, respectively, during 2000.

        Hasbro purchases certain components and accessories used in its manufacturing process and certain finished products from manufacturers in the Far East. The Company's reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company's operations would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by Hasbro, or the loss of "normal trade relations" status by the People's Republic of China, could significantly increase the cost of the Company's products imported into the United States or Europe.

(20) Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth		Full Year
2002
Net revenues	$452,267	545,990	820,532	997,441		2,816,230
Gross profit	$285,853	349,825	477,614	603,776		1,717,068
Earnings (loss) before income taxes and cumulative effect of accounting change	$(23,052)	(34,983)	75,470	86,653		104,088
Earnings (loss) before cumulative effect of accounting change	$(17,058)	(25,888)	55,848	62,156		75,058
Net earnings (loss)	$(262,790)	(25,888)	55,848	62,156		(170,674)

Per common share
Earnings (loss) before cumulative effect of accounting change
Basic & diluted	$(.10)	(.15)	.32	.36		.43
Market price
High	$17.30	16.98	13.92	13.48		17.30
Low	$12.84	13.56	10.75	9.87		9.87
Cash dividends declared	$.03	.03	.03	.03		.12

2001
Net revenues	$463,286	510,971	893,353	988,729		2,856,339
Gross profit	$273,481	306,963	491,198	561,214		1,632,856
Earnings (loss) before income taxes and cumulative effect of accounting change	$(35,232)	(26,957)	74,414	83,974	(a)	96,199
Earnings (loss) before cumulative effect of accounting change	$(23,958)	(18,331)	50,602	52,485		60,798
Net earnings (loss)	$(25,024)	(18,331)	50,602	52,485		59,732

Per common share
Earnings (loss) before cumulative effect of accounting change
Basic & diluted	$(.14)	(.11)	.29	.30		.35
Market price
High	$14.63	15.59	17.62	18.44		18.44
Low	$10.31	10.50	11.60	13.16		10.31
Cash dividends declared	$.03	.03	.03	.03		.12

(a)
2001 includes $(1,795) relating to restructuring of operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain of the information required by this item is contained under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

        The information required by this item with respect to executive officers of the Company is included in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is contained under the captions "Compensation of Directors" and "Executive Compensation" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is contained under the captions "Voting Securities and Principal Holders Thereof", "Security Ownership of Management" and "Equity Compensation Plans" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements, Financial Statement Schedules and Exhibits
(1)
Financial Statements

    Included in PART II of this report:

      Independent Auditors' Report

      Consolidated Balance Sheets at December 29, 2002 and December 30, 2001

      Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2002, 2001 and 2000

      Consolidated Statements of Shareholders' Equity for the Three Fiscal Years Ended in December 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

    Included in PART IV of this Report:

      Report of Independent Certified Public Accountants on Financial Statement Schedule

      For the Three Fiscal Years Ended in December 2002, 2001 and 2000:

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

Exhibit
3. Articles of Incorporation and Bylaws
(a	)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(b	)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(c	)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended December 30, 2001, File No. 1-6682.)
(d	)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

(e	)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4. Instruments defining the rights of security holders, including indentures.
(a	)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
(b	)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File Number 1-6682.)
(c	)	Indenture dated as of November 30, 2001 between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
(d	)	Second Amended and Restated Revolving Credit Agreement dated as of March 19, 2002 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 30, 2001.)
(e	)	First Amendment to Second Amended and Restated Revolving Credit Agreement dated as of July 26, 2002 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-6682.)
(f	)	Second Amendment to Second Amended and Restated Revolving Credit Agreement dated as of January 24, 2003 by and among the Company, the Banks thereto, and Fleet National Bank, as Agent for the Banks.
(g	)	Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)
(h	)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
10. Material Contracts
(a	)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)("Hasbro Canada") and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)
(b	)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
(c	)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)

(d	)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.)
(e	)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(f	)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(g	)	Seventeenth Amendment to Star Wars License Agreement among Lucas Licensing Ltd., the Company and Hasbro International, Inc., dated as of January 30, 2003.
(h	)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(i	)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(j	)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003.
(k	)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(l	)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(m	)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(n	)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(o	)	Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-103561, filed March 3, 2003.)
Executive Compensation Plans and Arrangements
(p	)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

(q	)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(r	)	Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
(s	)	First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(t	)	Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
(u	)	Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
(v	)	First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
(w	)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(x	)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(y	)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(z	)	Form of Employment Agreement between the Company and Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(aa	)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(hh) above. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999.)
(bb	)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
(cc	)	Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
(dd	)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

(ee	)	Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
(ff	)	First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(gg	)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
(hh	)	Hasbro, Inc. 1999 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, File No. 1-6682.)
(ii	)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)
(jj	)	Amended and Restated Employment Agreement, effective as of October 31, 2001, by and between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10(tt) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2001, File No. 1-6682.)
11. Statement re computation of per share earnings.
12. Statement re computation of ratios.
21. Subsidiaries of the registrant.
23. Consents of KPMG LLP.
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

(b)
Reports on Form 8-K

    A Current Report on Form 8-K, dated October 21, 2002, was filed to announce the Company's results for the quarter ended September 29, 2002. Consolidated statements of earnings (without notes) for the quarter ended September 29, 2002 and September 30, 2001 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

    A Current Report on Form 8-K, dated November 29, 2002, was filed to announce a decision of the Office of Fair Trading in the United Kingdom regarding alleged anti-competitive pricing practices by the Company.

(c)
Exhibits

        See (a)(3) above

(d)
Financial Statement Schedules

        See (a)(2) above

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Hasbro, Inc.:

        Under date of February 12, 2003, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2002, which are included in the Form 10-K for the year ended December 29, 2002. Our report refers to a change in the method used to account for goodwill. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island
February 12, 2003

HASBRO, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended in December
(Thousands of Dollars)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses	Other Additions	Write-Offs And Other (a)	Balance at End of Year
Valuation accounts deducted from assets to which they apply—for doubtful accounts receivable:
2002	$49,300	3,886	—	(2,486)	$50,700

2001	$55,000	8,487	—	(14,187)	$49,300

2000	$65,000	4,387	59	(14,446)	$55,000

(a)
Includes write-offs, recoveries of previous write-offs, translation adjustments, and an adjustment in 2000 to reflect the transfer of balances related to business units held for sale. Translation adjustments and the transfer of balances in 2000 amounted to approximately $6,600.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC. (REGISTRANT)
By:	/s/ ALAN G. HASSENFELD Alan G. Hassenfeld Chairman of the Board and Chief Executive Officer	Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN G. HASSENFELD Alan G. Hassenfeld	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ DAVID D.R. HARGREAVES David D.R. Hargreaves	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	March 28, 2003
/s/ ALAN R. BATKIN Alan R. Batkin	Director	March 28, 2003
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	March 28, 2003
/s/ E. GORDON GEE E. Gordon Gee	Director	March 28, 2003

/s/ CLAUDINE B. MALONE Claudine B. Malone	Director	March 28, 2003
/s/ EDWARD M. PHILIP Edward M. Philip	Director	March 28, 2003
/s/ E. JOHN ROSENWALD, JR. E. John Rosenwald, Jr.	Director	March 28, 2003
/s/ ELI J. SEGAL Eli J. Segal	Director	March 28, 2003
/s/ CARL SPIELVOGEL Carl Spielvogel	Director	March 28, 2003
/s/ PAULA STERN Paula Stern	Director	March 28, 2003
/s/ PRESTON ROBERT TISCH Preston Robert Tisch	Director	March 28, 2003
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director	March 28, 2003

I, Alan G. Hassenfeld, certify that:

        1.    I have reviewed this annual report on Form 10-K of Hasbro, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ALAN G. HASSENFELD Alan G. Hassenfeld Chairman and Chief Executive Officer

I, David D.R. Hargreaves, certify that:

        1.    I have reviewed this annual report on Form 10-K of Hasbro, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DAVID D.R. HARGREAVES David D.R. Hargreaves Senior Vice President and Chief Financial Officer

HASBRO, INC.
Annual Report on Form 10-K
for the Year Ended December 29, 2002

Exhibit Index

Exhibit
3. Articles of Incorporation and Bylaws
(a	)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(b	)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(c	)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2001, File No. 1-6682.)
(d	)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(e	)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4. Instruments defining the rights of security holders, including indentures.
(a	)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
(b	)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File Number 1-6682.)
(c	)	Indenture dated as of November 30, 2001 between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
(d	)	Second Amended and Restated Revolving Credit Agreement dated as of March 19, 2002 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K dated December 30, 2001, File No. 1-6682.)
(e	)	First Amendment to Second Amended and Restated Revolving Credit Agreement dated as of July 26, 2002 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-6682.)
(f	)	Second Amendment to Second Amended and Restated Revolving Credit Agreement dated as of January 24, 2003 by and among the Company, the Banks thereto, and Fleet National Bank, as Agent for the Banks.

(g	)	Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)
(h	)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K dated December 31, 2000, File No. 1-6682.)
10. Material Contracts
(a	)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)("Hasbro Canada") and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)
(b	)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
(c	)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
(d	)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy.
(e	)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(f	)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(g	)	Seventeenth Amendment to Star Wars License Agreement among Lucas Licensing Ltd., the Company and Hasbro International, Inc., dated as of January 30, 2003.
(h	)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(i	)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(j	)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003.
(k	)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

(l	)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(m	)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(n	)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(o	)	Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-103561, filed March 3, 2003.)
Executive Compensation Plans and Arrangements
(p	)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
(q	)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(r	)	Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
(s	)	First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(t	)	Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
(u	)	Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
(v	)	First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
(w	)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(x	)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.)
(y	)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.)

(z	)	Form of Employment Agreement between the Company and Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(aa	)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(ii) above. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999.)
(bb	)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
(cc	)	Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
(dd	)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
(ee	)	Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
(ff	)	First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(gg	)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
(hh	)	Hasbro, Inc. 1999 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, File No. 1-6682.)
(ii	)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 29, 1998, File No. 1-6682.)
(jj	)	Amended and Restated Employment Agreement, effective as of October 31, 2001, by and between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10(tt) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2001, File No. 1-6682.)
11.	Statement re computation of per share earnings.
12.	Statement re computation of ratios.
21.	Subsidiaries of the registrant.
23.	Consents of KPMG LLP.
99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
HASBRO, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 29, 2002 and December 30, 2001 (Thousands of Dollars Except Share Data)
HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Operations Fiscal Years Ended in December (Thousands of Dollars Except Per Share Data)
HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended in December (Thousands of Dollars)
HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity (Thousands of Dollars)
HASBRO, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Thousands of Dollars and Shares Except Per Share Data)
PART III
PART IV
Exhibit Index