Form 10-Q
period 2003-03-30
HASBRO INC
filed 2003-05-14
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes X or No
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 30, 2003 was 173,213,009.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)

	(Unaudited)
	March 30,	March 31,	Dec. 29,
Assets	2003	2002	2002
	--------	--------	--------
Current assets
Cash and cash equivalents	$ 310,526	355,112	495,372
Accounts receivable, less allowance
for doubtful accounts of $52,000,
$47,900 and $50,700	286,576	287,379	555,144
Inventories:
Finished products	203,680	198,134	173,168
Work in process	8,103	16,518	6,131
Raw materials	10,513	17,518	10,845
	-------------	-------------	-------------
Total inventories	222,296	232,170	190,144

Deferred income taxes	110,145	106,106	109,839
Prepaid expenses	118,155	217,642	81,125
	-------------	-------------	-------------
Total current assets	1,047,698	1,198,409	1,431,624

Property, plant and equipment, net	210,264	227,086	213,499
	-------------	-------------	-------------

Other assets
Goodwill	460,888	463,977	460,993
Other intangibles, less accumulated amortization
of $386,537, $307,855 and $373,493	767,581	780,822	715,736
Other	317,575	218,522	321,029
	-------------	-------------	-------------
Total other assets	1,546,044	1,463,321	1,497,758
	-------------	-------------	-------------

Total assets	$2,804,006	2,888,816	3,142,881
	========	========	========
(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

(Thousands of Dollars Except Share Data)

	(Unaudited)
	March 30,	March 31,	Dec. 29,
Liabilities and Shareholders' Equity	2003	2002	2002
	--------	--------	--------
Current liabilities
Short-term borrowings	$ 18,014	33,728	21,051
Current installments of long-term debt	1,121	327,167	201,841
Accounts payable	111,883	93,547	166,316
Accrued liabilities	420,524	419,821	577,642
	-------------	-------------	-------------
Total current liabilities	551,542	874,263	966,850

Long-term debt	856,936	840,399	857,274
Deferred liabilities	133,165	94,567	127,391
	-------------	-------------	-------------
Total liabilities	1,541,643	1,809,229	1,951,515
	-------------	-------------	-------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630 at March 30, 2003,
March 31, 2002 and December 29, 2002	104,847	104,847	104,847
Additional paid-in capital	524,742	455,824	458,130
Deferred compensation	(258)	(2,572)	(613)
Retained earnings	1,426,895	1,354,420	1,430,950
Accumulated other comprehensive earnings	(38,525)	(75,258)	(46,814)
Treasury stock, at cost, 36,597,585 at
March 30, 2003, 36,611,811 at March 31,
2002 and 36,525,120 shares at
December 29, 2002	(755,338)	(757,674)	(755,134)
	-------------	-------------	-------------
Total shareholders' equity	1,262,363	1,079,587	1,191,366
	-------------	-------------	-------------

Total liabilities and shareholders' equity	$2,804,006	2,888,816	3,142,881
	========	========	========
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	--------------------
	March 30,	March 31,
	2003	2002
	--------	--------
Net revenues	$461,768	452,267
Cost of sales	172,237	166,414
	------------	------------
Gross profit	289,531	285,853
	------------	------------
Expenses
Amortization	16,178	21,449
Royalties	33,820	51,456
Research and product development	30,500	33,213
Advertising	53,178	46,889
Selling, distribution and administration	139,899	139,191
	------------	------------
Total expenses	273,575	292,198
	------------	------------
Operating profit (loss)	15,956	(6,345)
	------------	------------
Nonoperating (income) expense
Interest expense	15,022	19,542
Other (income) expense, net	(695)	(2,835)
	------------	------------
Total nonoperating (income) expense	14,327	16,707
	------------	------------
Earnings (loss) before income taxes and
cumulative effect of accounting change	1,629	(23,052)
Income taxes	440	(5,994)
	------------	------------
Earnings (loss) before cumulative effect
of accounting change	1,189	(17,058)
Cumulative effect of accounting change, net of tax	-	(245,732)
	------------	------------
Net earnings (loss)	$ 1,189	(262,790)
	=======	=======

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)

(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	--------------------
	March 30,	March 31,
	2003	2002
	--------	--------
Basic and diluted per common share
Earnings (loss) before cumulative effect of
accounting change	$ .01	(.10)
Cumulative effect of accounting change	-	(1.42)
	------------	------------
Net earnings (loss)	$ .01	(1.52)
	=======	=======
Cash dividends declared per common share	$ .03	.03
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Quarters Ended March 30, 2003 and March 31, 2002

(Thousands of Dollars)
(Unaudited)
	2003	2002
	------	------
Cash flows from operating activities
Net earnings (loss)	$ 1,189	(262,790)
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Cumulative effect of accounting change, net of tax	-	245,732
Depreciation and amortization of plant and equipment	14,569	16,950
Other amortization	16,178	21,449
Deferred income taxes	3,711	8,736
Compensation earned under restricted stock plans	(14)	537
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	273,581	282,100
Increase in inventories	(30,362)	(15,887)
(Increase) decrease in prepaid expenses	(35,979)	31,256
Decrease in accounts payable and accrued liabilities	(209,476)	(194,032)
Other	3,110	3,829
	------------	------------
Net cash provided by operating activities	36,507	137,880
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(9,228)	(10,270)
Investments and acquisitions, net of cash acquired	-	(2,419)
Other	(5,389)	(2,596)
	------------	------------
Net cash utilized by investing activities	(14,617)	(15,285)
	------------	------------
Cash flows from financing activities
Repayments of borrowings with original maturities
of more than three months	(200,288)	-
Net repayments of other short-term borrowings	(2,882)	(370)
Stock option transactions	224	1,028
Dividends paid	(5,195)	(5,189)
	------------	------------
Net cash utilized by financing activities	(208,141)	(4,531)
	------------	------------
Effect of exchange rate changes on cash	1,405	3,953
	------------	------------
(Decrease) increase in cash and cash equivalents	(184,846)	122,017
Cash and cash equivalents at beginning of year	495,372	233,095
	------------	------------
Cash and cash equivalents at end of period	$ 310,526	355,112
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Quarters Ended March 30, 2003 and March 31, 2002

(Thousands of Dollars)
(Unaudited)
	2003	2002
	-------	------
Supplemental information
Cash paid (received) during the period for:
Interest	$ 26,002	31,309
Income taxes	$ 7,650	(45,906)

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

(Thousands of Dollars)
(Unaudited)
	Quarter Ended
	--------------------
	March 30,	March 31,
	2003	2002
	--------	--------
Net earnings (loss)	$ 1,189	(262,790)
Other comprehensive earnings (loss)	8,289	(6,860)
	------------	------------
Total comprehensive earnings (loss)	$ 9,478	(269,650)
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 30, 2003 and March 31, 2002, and the results of operations and cash flows for the periods then ended in accordance with U.S. GAAP.

The quarters ended March 30, 2003 and March 31, 2002 are thirteen week periods.

The results of operations for the quarter ended March 30, 2003 are not necessarily indicative of results to be expected for the full year.

The consolidated balance sheet and statement of operations for the period ended March 31, 2002 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 142 at the beginning of 2002. (See note 4.)

Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the Consolidated Statements of Operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of Statement of Financial Accounting Standards No. 123 for stock options awarded, the impact on the Company's net earnings (loss) and net earnings (loss) per share for the fiscal quarters ended March 30, 2003 and March 31, 2002 would have been:
	2003	2002
	-------	-------
Reported net earnings (loss)	$ 1,189	(262,790)
Pro forma compensation expense, net of tax	(3,175)	(3,578)
	------------	------------
Pro forma net loss	$ (1,986)	(266,368)
	=======	=======

Pro forma net earnings (loss) per share
Basic and diluted	$ (.01)	(1.54)
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings per share data for the fiscal quarters ended March 30, 2003 and March 31, 2002 were computed as follows:

	2003		2002
	-----------------		-----------------
	Basic	Diluted	Basic	Diluted
	-------	-------	-------	-------
Earnings (loss) before cumulative
effect of accounting change	$ 1,189	1,189	(17,058)	(17,058)
	=======	=======	=======	=======

Average shares outstanding	172,918	172,918	172,594	172,594
Effect of dilutive securities:
Options	-	480	-	-
Warrants	-	5,291	-	-
	------------	------------	------------	------------
Equivalent shares	172,918	178,689	172,594	172,594
	=======	=======	=======	=======

Earnings (loss) per share before
cumulative effect of accounting
change	$ .01	.01	(.10)	(.10)
	=======	=======	=======	=======

Options and warrants to acquire shares totaling 19,337 at March 30, 2003 and 36,409 at March 31, 2002, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. The Company also has contingent convertible debt under which potentially issuable shares were not included, as the contingency features were not met. If the contingent conversion features are met, an additional 11,574 shares would be included in the calculation of diluted earnings per share, to the extent those shares would be dilutive.

(3) Other comprehensive earnings (loss) for the quarters ended March 30, 2003 and March 31, 2002 consist of the following:
	2003	2002
	------	------
Foreign currency translation adjustments	$ 10,368	(6,135)
Changes in value of available-for-sale securities, net of tax	(931)	(1,417)
(Loss) gain on cash flow hedging activities, net of tax	(2,546)	943
Reclassifications to income	1,398	(251)
	----------	----------
	$ 8,289	(6,860)
	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Reclassification adjustments from other comprehensive earnings to earnings of $1,398 and $(251) for the quarters ended March 30, 2003 and March 31, 2002, respectively, represent net losses (gains) on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. These losses (gains) were net of losses (gains) on cash flow hedges reclassified to earnings as the result of hedge ineffectiveness of $(1) and $4 for the quarters ended March 30, 2003 and March 31, 2002, respectively. The Company expects the remaining deferred losses on derivative hedging instruments at March 30, 2003 of $5,944 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

(4) Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As a result of adopting this statement, the Company's goodwill and certain intangible assets are no longer amortized. The Company also evaluated its existing intangible assets and goodwill acquired in prior purchase business combinations and reassessed the useful lives and residual values of those intangible assets other than goodwill. As a result of this assessment, the lives of product rights totaling $75,700 obtained in the Company's acquisition of Milton Bradley in 1984 and Tonka in 1991 were adjusted to an indefinite life and tested for impairment in accordance with the provisions of SFAS 142. No other reclassifications or adjustments of remaining useful lives were made as a result of this assessment.

SFAS 142 required the Company, within six months of the date of adoption, to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This initial assessment was completed during the second quarter of 2002. As part of this assessment, the Company allocated goodwill and other Corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of those reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows. These values were compared in total with the fair value of the business based on market capitalization at the date of testing. Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of tax, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. This transitional charge was recorded as a cumulative effect of a change in accounting principle and, in accordance with the statement, recorded retroactively to the first quarter. The first quarter of 2002 has been restated to reflect this application. The Company performs its annual impairment test in the fourth quarter of the fiscal year. The impairment test for the fourth quarter of 2002 indicated that there was no impairment.

A portion of the Company's goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of SFAS 142 testing, in 2002, these assets were allocated to the reporting units within the Company's operating segments. Including this allocation for 2002, the changes in carrying amount of goodwill, by operating segment for the three months ended March 30, 2003 and March 31, 2002 are as follows:

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	U.S. Toys	Games	International	Corporate	Total
	-------------	----------	-----------------	--------------	-------
2003
Balance at Dec. 29, 2002	$ 13,234	261,767	185,992	-	$ 460,993
Foreign Exchange	-	-	(30)	-	(30)
Other	-	(75)	-	-	(75)
	--------------	------------	-----------	------------	--------------
Balance at Mar. 30, 2003	$ 13,234	261,692	185,962	-	$ 460,888
	========	=======	======	=======	========

2002
Balance at Dec. 30, 2001	$105,773	158,321	19,893	477,588	$ 761,575
Allocation of Corporate	208,885	104,893	163,810	(477,588)	-
Impairment	(296,223)	-	-	-	(296,223)
Foreign Exchange	-	-	(387)	-	(387)
Other	-	(988)	-	-	(988)
	--------------	------------	-----------	------------	--------------
Balance at Mar. 31, 2002	$ 18,435	262,226	183,316	-	$ 463,977
	========	=======	======	=======	========

The other reduction in the carrying value of the Games segment goodwill in 2002 results primarily from the settlement of a dispute with the former shareholders of Wizards of the Coast, which was acquired in September 1999.

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

In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products, electronic interactive products, children's consumer electronics, electronic learning aids, and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The Operations segment sources product for the majority of the Company's segments. The Retail segment operates retail shops, which sell game products and offer an area for organized play of trading card and role-playing games. The Company also has other segments which primarily license out certain toy and game properties. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

The accounting policies of the segments are the same as those described in note 1 to the Company's consolidated financial statements for the fiscal year ended December 29, 2002, except for the Company's adoption of Statement of Financial Accounting Standards No. 146 as of December 30, 2002, which did not have an effect on the Company's consolidated results of operations and financial position.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2003 nor were those of the 2002 first quarter representative of those actually experienced for the full year 2002. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters ended March 30, 2003 and March 31, 2002 are as follows:
	Quarter Ended		Quarter Ended
	March 30, 2003		March 31, 2002
	----------------------		----------------------
	External	Affiliate	External	Affiliate
Net revenues	------------	-----------	------------	-----------
U.S. Toys	$ 153,444	1,446	200,860	1,636
Games	112,210	6,445	92,849	4,243
International	175,383	22,026	136,145	17,297
Operations (a)	446	106,070	2,678	93,580
Retail	8,268	-	8,868	-
Other segments	12,017	-	10,867	2,578
Corporate and eliminations	-	(135,987)	-	(119,334)
	------------	------------	------------	------------
	$ 461,768	-	452,267	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
	Quarter ended	Quarter ended
	March 30, 2003	March 31, 2002
	---------------------	---------------------
Operating profit (loss)
U.S. Toys	$ 5,326	26,240
Games	18,009	(2,501)
International	(5,975)	(29,090)
Operations	190	(2,771)
Retail	(6,829)	(5,422)
Other segments	6,024	6,393
Corporate and eliminations	(789)	806
	----------	----------
	$ 15,956	(6,345)
	======	======

	March 30, 2003	March 31, 2002
	--------------------	---------------------
Total assets
U.S. Toys (b)	$ 847,337	870,981
Games	1,268,574	1,045,987
International	1,066,384	1,032,991
Operations	571,301	477,112
Retail	12,336	25,172
Other segments	69,230	47,037
Corporate and eliminations (b)	(1,031,156)	(610,464)
	--------------	--------------
	$2,804,006	2,888,816
	========	========

(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

(b) Certain intangible assets which benefit operating segments are reflected as Corporate assets for segment reporting purposes. For application of SFAS 142, these amounts have been allocated to the reporting unit which benefits from their use. Therefore, a portion of the 2002 impairment of $296,223 of goodwill related to the U.S. Toys reporting unit as a result of the adoption of SFAS 142 in the first quarter of 2002 is reflected in the Corporate and eliminations amount above.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters ended March 30, 2003 and March 31, 2002:
	2003	2002
	-------	-------
Boys toys	$ 164,400	188,800
Games and puzzles	169,900	151,000
Preschool toys	28,400	33,200
Creative play	29,700	26,300
Electronic toys	18,100	6,700
Girls toys	12,000	12,000
Other	39,268	34,267
	------------	------------
Net revenues	$ 461,768	452,267
	=======	=======

(6) Effective December 30, 2002, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of this statement did not have an impact on the Company's consolidated results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), which established new disclosure and liability-recognition requirements for guarantees of debt. The recognition and measurement requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The adoption of this FIN 45 did not have an effect on the consolidated results of operations and financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars Except Per Share Data)

RESULTS OF OPERATIONS
----------------------------------------

Net earnings for the first quarter of 2003 were $1,189 compared with a net loss of $(262,790) in the first quarter of 2002. Basic and diluted earnings per share for the quarter were $.01 in 2003 compared with basic and diluted loss per share of $(1.52) in 2002. The net loss and basic and diluted loss per share for 2002 include a cumulative effect of accounting change of $(245,732) or $(1.42) per share relating to the adoption of SFAS 142.

Consolidated net revenues for the quarter ended March 30, 2003 were $461,768 compared to $452,267 for the quarter ended March 31, 2002, an increase of 2%. In the first quarter of 2002, the Company's revenues were positively impacted by shipments related to the theatrical release of STAR WARS: EPISODE II: ATTACK OF THE CLONES in May 2002. Operating profit for the quarter ended March 30, 2003 was $15,956 compared to an operating loss of $(6,345) in 2002. Most of the Company's revenues are derived from its three principal segments, U.S. Toys, Games and International.

U.S. TOYS

U.S. Toys net revenues decreased 24% to $153,444 for the quarter ended March 30, 2003 from $200,860 for the quarter ended March 31, 2002. The decrease was primarily due to decreased shipments from the prior year of STAR WARS products as well as decreased shipments of product related to BOB THE BUILDER. These decreases were partially offset by increased revenues from BEYBLADE and TRANSFORMERS products as well as 2003 shipments of FURREAL FRIENDS, which was introduced late in 2002. To a lesser extent, revenues were also positively impacted by increased shipments of PLAYSKOOL and PLAY-DOH products. U.S. Toys operating profit decreased to $5,326 for the quarter ended March 30, 2003 from an operating profit of $26,240 for the quarter ended March 31, 2002. This decrease was primarily due to decreased gross margin resulting from lower shipments of STAR WARS products, which have a higher gross margin, partially offset by lower royalty and amortization expense. Product rights associated with the STAR WARS property are being amortized in proportion to expected remaining revenues. In periods with higher sales of STAR WARS products, resulting amortization expense will be higher. During the remainder of 2003, the Company expects lower sales of STAR WARS related products compared to 2002, due to the theatrical, DVD and video release of STAR WARS: EPISODE II: ATTACK OF THE CLONES in 2002 and, therefore, lower royalty and amortization expense in 2003. Sales of product related to entertainment-based properties, such as STAR WARS, typically carry a higher gross margin. These products also typically carry a higher royalty rate and the resulting operating profit is not as high as it is for revenues derived from the sale of owned brands.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

GAMES

Games net revenues increased by 21% to $112,210 for the quarter ended March 30, 2003 from $92,849 for the quarter ended March 31, 2002. The increase was principally related to increased sales of non-licensed trading card games, partially offset by decreases in licensed trading card games, as well as increased shipments of the TRIVIAL PURSUIT 20TH ANNIVERSARY EDITION which was initially released in the U.S. in the third quarter of 2002. Games operating profit increased to $18,009 for the quarter ended March 30, 2003 from an operating loss of $(2,501) for the quarter ended March 31, 2002. The increase in operating profit was primarily due to increased gross margin as the result of the increase in sales as well as the mix of products sold in 2003. Operating profit also benefited from decreased fixed costs as the result of cost reduction initiatives of the Company.

INTERNATIONAL

International net revenues increased by 29% to $175,383 for the quarter ended March 30, 2003 from $136,145 for the quarter ended March 31, 2002. International net revenues were positively impacted by approximately $23,000 as the result of the weaker U.S. dollar. Absent this foreign exchange impact, international net revenues increased 12% in the first quarter of 2003 versus the first quarter of 2002. The increase in local currency was a result of increased sales of BEYBLADE products, as well as increased sales of certain core products, such as PLAY-DOH, TRANSFORMERS, MAGIC: THE GATHERING, and PLAYSKOOL. These increases were partially offset by higher shipments of DISNEY related products in 2002 related to the international release of MONSTERS, INC. The International operating loss was negatively impacted by approximately $750 by the weaker U.S. dollar. International operating loss decreased to $5,975 for the quarter ended March 30, 2003 from a loss of $29,090 for the quarter ended March 31, 2002. The decrease in operating loss was primarily the result of increased gross margin from higher revenues partially offset by an increase in advertising expense. Decreases in selling, distribution and administration costs as a result of the Company's expense reduction initiatives were largely offset by the foreign exchange impact of the weaker U.S. dollar.

OTHER SEGMENTS

Revenues from the Retail segment decreased 7% to $8,268 for the quarter ended March 30, 2003 from $8,868 for the quarter ended March 31, 2002. Operating loss for the retail segment increased to $6,829 for the quarter ended March 30, 2003 compared to $5,422 for the quarter ended March 31, 2002. The decrease in revenues and increase in operating loss was primarily due to the closing of additional retail stores.

GROSS PROFIT
-----------------------

The Company's gross margin decreased to 62.7% for the quarter ended March 30, 2003 from 63.2% for the quarter ended March 31, 2002. This decrease was due to changes in product mix with decreased sales of STAR WARS products, partially offset by increased sales of game products, all of which have higher than average gross margins. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs. Although sales of entertainment based properties generally have a higher gross margin, this increased gross margin is largely offset by increased royalty and amortization expense.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

EXPENSES
-----------------

Amortization expense of $16,178 in the first quarter of 2003 decreased from $21,449 in the first quarter of 2002. This decrease is primarily related to decreased amortization of the product rights related to STAR WARS as a result of decreased sales of STAR WARS products. As noted above, the STAR WARS property rights are amortized in proportion to expected remaining sales. In periods with higher sales of STAR WARS products such as 2002, the resulting amortization expense will be higher. As a result, the Company expects amortization expense to be lower in 2003 as compared to 2002.

Royalties decreased to $33,820 or 7.3% of net revenues in the first quarter of 2003 from $51,456 or 11.4% of net revenues in the first quarter of 2002. This decrease is the result of decreased sales of entertainment-based product, primarily STAR WARS related. As noted above, the Company expects a lower level of royalties in 2003 due to the lower sales of STAR WARS products and as a result of the Company's business strategy to continue to invest in its core brands.

Research and development expenses decreased to $30,500, or 6.6% of net revenues, for the quarter ended March 30, 2003 from $33,213, or 7.3% of net revenues, for the quarter ended March 31, 2002. This decrease is primarily due to the timing of expenses. Over the final three quarters of 2003, the Company expects research and development expenses to approximate 2002 levels.

Advertising expense increased to $53,178 or 11.5% of net revenues in 2003, from $46,889 or 10.4% of net revenues in 2002. This increase reflects the Company's continued focus on its core brands and focused marketing to increase and maintain awareness of these brands. The Company expects advertising expense in 2003 to continue to be higher than 2002 levels as a result of this business strategy.

The Company's selling, distribution and administration expenses, which, with the exception of distribution costs, are largely fixed, increased marginally in dollars but decreased as a percentage of net revenues to $139,899, or 30.3% of net revenues, in the first quarter of 2003 from $139,191, or 30.8% of net revenues, in the first quarter of 2002. The decrease as a percentage of revenues reflects lower expenses resulting from the Company's cost reduction efforts, which were partly offset by higher international expenses in translated U.S. dollars as the result of the weaker dollar, being compared to a higher revenue base in 2003.

NONOPERATING (INCOME) EXPENSE

-------------------------------------------------------

Interest expense for the first quarter of 2003 was $15,022 compared with $19,542 in the first quarter of 2002. Approximately 55% of this decrease is attributable to lower levels of short-term and long-term debt in the first quarter 2003. For the entire first quarter of 2002, there was approximately $325,000 outstanding in principal amount of 7.95% notes due in March 2003. The Company repurchased approximately $125,000 of these notes during the final three quarters of 2002, and repaid the remaining principal amount of approximately $200,000 in the first quarter of 2003. The remaining 45% of the decrease in interest expense is due to lower average rates primarily as the result of interest rate swap agreements entered into in May of 2002 to reduce the amount of the Company's debt subject to fixed interest rates.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

INCOME TAXES
-----------------------

Income tax expense as a percentage of pretax earnings in the first quarter of 2003 was 27% compared to income tax benefit of 26% of pretax loss in the first quarter of 2002. The income tax rate for the full year 2002 was 27.9%. Absent the effect of the penalty assessed by the Office of Fair Trading in the United Kingdom in 2002, the 2002 full year tax rate would have been 26%. The increase in rate is primarily due to increased operating profit in jurisdictions with higher tax rates.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

-------------------------------------------------------------------------

On December 31, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142). SFAS 142 required the Company, within six months of the date of adoption, to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This initial assessment was completed during the second quarter of 2002. As part of this assessment, the Company allocated goodwill and other corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of those reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows. These values were compared in total with the fair value of the business based on market capitalization at the date of testing. Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of tax, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. This transitional charge was recorded as a cumulative effect of a change in accounting principle and, in accordance with the statement, recorded retroactively to the first quarter.

OTHER INFORMATION

---------------------------------

Typically, due to the seasonal nature of its business, the Company expects the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this trend will generally continue, although the first half of 2003 may represent a smaller proportion of full year revenues than the first half of 2002, principally because of the May 2002 release of STAR WARS: EPISODE II: ATTACK OF THE CLONES. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At March 30, 2003 and March 31, 2002, the Company's unshipped orders were approximately $197,000 and $209,000, respectively.

In January 2003, the Company amended its license with Lucas Licensing Ltd. ("Lucas") for the manufacture and distribution of STAR WARS toys and games. Under the amended agreement the term was extended by ten years and is expected to run through 2018. In addition, the minimum guaranteed royalties due to Lucas were reduced by $85,000. In a separate agreement, the warrants previously granted to Lucas were also amended. Under this warrant amendment, the term of each of the warrants issued to Lucas was extended by ten years. The warrant amendment agreement provides the Company with an option through October 2016 to purchase all of these warrants from Lucas for a price to be paid at the Company's election of either $200,000 in cash or $220,000 in the Company's common stock, such stock being valued at the time of the exercise of the option. Also, the warrant amendment agreement provides Lucas with an option through January 2008 to sell all of these warrants to the Company for a price to be paid at the Company's election of either $100,000 in cash or $110,000 in the Company's common stock, such stock being valued at the time of the exercise of the option. Should either the put or call be required to be settled, the Company believes that it will have adequate funds to settle this in cash if necessary. The increase in value of the warrants as a result of the amendment was approximately $67,900 which was recorded as an intangible asset and will be amortized over the remaining life of the licensing contract.

During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into alleged anti-competitive pricing practices by the Company's United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). In November of 2002, the OFT issued a decision in the first of these inquiries (the "wholesaler case") related to Hasbro U.K.'s interactions with certain of its wholesale distributors, finding that Hasbro U.K. had entered into agreements with certain distributors to fix prices in violation of U.K. competition laws. The OFT assessed a fine in that case of approximately GBP 4,950 or approximately $7,900 at the then current exchange rates. The Company filed an appeal of this decision in January 2003 to the U.K. Competition Commission Appeals Tribunal (the "CCAT"). In February of 2003, the OFT issued a decision in the second inquiry regarding Hasbro U.K.'s trading arrangement with certain of its direct retail accounts, finding that Hasbro U.K. had entered into agreements with certain direct retailers to fix prices in violation of U.K. competition laws. The OFT assessed a fine in this case but, due to the Company's cooperation with the OFT's investigation, the OFT's decision stated that the Company would not be required to pay any of that fine. In March 2003, the Company withdrew its appeal of the wholesaler case with the CCAT and paid the fine of GBP 4,950, which had been accrued at December 29, 2002.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the Consolidated Statement of Operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. In April 2003, FASB announced that it would mandate the fair value method of accounting for all stock-based awards. Although no formal statement has been issued at this time, this change in accounting is expected to be effective for fiscal 2004. Until a formal statement is issued, the Company cannot estimate the effect that this change in accounting would have on its Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------

Hasbro has historically generated a significant amount of cash from normal operations. The Company funds its operations and liquidity primarily through cash flows from operations, as well as utilizing borrowings under the Company's secured and unsecured credit facilities when needed. The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay a significant portion of outstanding short-term debt. During 2003, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility and believes that the funds available to it are adequate to meet its needs. However, unforeseen circumstances, such as severe softness in or a collapse of the retail environment may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility, a circumstance most likely to occur when operating shortfalls would most require supplementary borrowings.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Cash flows provided by operating activities were $36,507 and $137,880 for the first quarters of 2003 and 2002, respectively. This decrease was partially due to income tax refunds, net of tax payments, of $45,906 received in the first quarter of 2002 as a result of tax operating losses incurred in 2001. In the first quarter of 2003, the Company made net income tax payments of $7,650. Receivables were $286,576 at March 30, 2003 compared to $287,379 at March 31, 2002. Prepaid expenses decreased to $118,155 at March 30, 2003 from $217,642 at March 31, 2002. This decrease is primarily due to decreased advanced royalties as the result of royalties earned in 2002 relating to STAR WARS products because of the theatrical, DVD, and video releases of STAR WARS: EPISODE II: ATTACK OF THE CLONES. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then amortized to the Consolidated Statement of Operations as the related sales are made. In addition to the decrease related to STAR WARS products, the decrease in advance royalties is also due to the Company's business strategy of focusing on its owned core brands and reducing its reliance on licensed products. Inventories decreased to $222,296 at March 30, 2003 from $232,170 at March 31, 2002. This reflects the Company's continued focus on supply chain management and its continued aggressive management of cash flow requirements.

Accounts payable and accrued expenses increased to $532,407 at March 30, 2003 compared to $513,368 at March 31, 2002. Accrued income taxes increased as the result of the increase in earnings in 2003 and accrued advertising increased as the result of the increased expenditures on advertising. These increases were partly offset by decreased accruals relating to contractual lease commitments under the 2000 restructuring plan as the result of payments made during 2002.

Collectively, property, plant and equipment and other assets increased $65,901 from the comparable period in the prior year. The increase is primarily due to an increase in property rights as a result of the amendment of warrants previously issued in connection with the STAR WARS licensing rights. In January 2003, these warrants were amended to extend the term by ten years. In addition, put and call options were added to the warrants. The resulting increase in the value of the warrants of approximately $67,900 was recorded as an addition to property rights. In May of 2002, the Company paid a royalty advance of $120,000 relating to the STAR WARS product rights. Due to the timing of future expected royalties covered by this payment, this advance was recorded in other assets. These increases were partially offset by amortization of intangibles and depreciation of property, plant and equipment.

Net borrowings (short and long-term borrowings less cash and cash equivalents) decreased to $565,545 at March 30, 2003 from $846,182 at March 31, 2002. This reflects the repurchase of debt during the final three quarters of 2002 and repayment in the first quarter of 2003 of $324,873, in principal amount, of 7.95% notes, due in March 2003, using cash from operations. Of the $324,873 of notes that were repaid, $124,585 was repurchased in the final three quarters of 2002 while the remaining $200,288 was repaid in the first quarter of 2003. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's committed secured revolving credit agreement allow.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company currently has a committed secured revolving credit agreement of $380,000, maturing in March 2005. The facility is secured by substantially all domestic accounts receivable and inventory of the Company. The Company is not required to maintain compensating balances under the agreement. The agreement contains restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions with respect to capital expenditures, investments, acquisitions, debt and share repurchases and dividend payments. The Company was in compliance with all restrictive covenants at March 30, 2003. In addition to this available committed line, the Company also has available uncommitted lines approximating $56,500. At March 30, 2003, approximately $51,000 of these committed and uncommitted lines was in use. The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in 2003.

The Company has letters of credit of approximately $32,600 and purchase commitments of $28,942 outstanding at March 30, 2003. Other contractual obligations and commercial commitments as detailed in the Company's annual report on Form 10-K for the year ended December 29, 2002 did not materially change outside of payments made in the normal course of business and the repayment of debt mentioned above in the first quarter of 2003.

Critical Accounting Policies and Significant Estimates
-------------------------------------------------------------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results are sales allowances, inventory valuation, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments and pensions.

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. Revenue from product sales is recognized upon passing of title to the customer, at the time of shipment. Revenue from product sales, less related sales allowances, is added to royalty revenue and reflected as net revenues in the consolidated statements of operations The Company routinely commits to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of Company products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Inventory is valued at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the Company underproducing popular items or overproducing less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

On December 31, 2001, the first day of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this Statement, goodwill and intangible assets are allocated to applicable reporting units. Goodwill and other intangible assets deemed to have indefinite lives are tested for impairment annually. Goodwill is tested using a two step process that begins with an estimation of the fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value also calculated using the income approach. In connection with the adoption of SFAS 142, the Company recorded an impairment charge of $245,732, net of tax, primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. The Company's annual impairment test was performed in the fourth quarter of 2002 and no impairment was indicated. At March 30, 2003, the Company has goodwill and intangible assets with indefinite lives of $536,626 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $691,843 at March 30, 2003.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At March 30, 2003, the Company had $214,500 of prepaid royalties, $54,500 of which are included in prepaid expenses and other current assets and $160,000 which are included in other assets.

The Company, except for certain International subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected salary increases, and applicable discount rates. These estimates are established for the upcoming year at the Company's measurement date of September 30. The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information and, in light of recent decreases in historical average market returns, the Company reduced its expected long-term return on plan assets in September 2002 to 8.75% versus 9.00% used in 2001. A decrease in the estimate used for expected return on plan assets would increase pension expense while an increase in this estimate would decrease pension expense. Expected salary increases are estimated using a combination of historical salary increases with expected salary increases in the Company's long-term business forecasts. Based on this analysis, in 2002, the Company reduced expected long-term salary increases to 4.0% from 4.5% used in 2001. Increases in estimated salary increases would increase pension expense while decreases would decrease pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company considers Moody's long-term Aa Corporate Bond yield at the measurement date as an appropriate guide in setting this rate. At September 30, 2002, the Company's measurement date for its pension assets and liabilities, the Moody's long-term Corporate Bond yield was 6.51%, and the Company selected a discount rate of 6.50% versus 7.25% used in 2001. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. Primarily as a result of the changes in these assumptions, the Company expects its full year pension expense in 2003 to increase by $4,500 over 2002. The Company does not expect these changes in its assumptions to impact its funding requirements in 2003. In accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if in excess of a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods. Assets in the plan are valued on the basis of their fair market value on the measurement date.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

FINANCIAL RISK MANAGEMENT
--------------------------------------------------

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as a result of sourcing products in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty-five currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Canadian dollar and Mexican peso and, to a lesser extent, other currencies, including those in Latin American countries. To manage this exposure, the Company has hedged a portion of its estimated upcoming fiscal year foreign currency transactions using forward foreign exchange contracts and, to a lesser extent, zero cost option collars. From time to time, the Company may also hedge foreign currency exposure using purchased foreign currency options. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. The Company does not speculate in, and, other than set forth above, the Company does not hedge foreign currencies. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.

In 2002, the Company entered into interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. At March 30, 2003, these swaps had notional amounts of $200,000. These agreements are designated and effective as hedges of the change in the fair value of the associated debt. At March 30, 2003, these contracts had a fair value of $15,529, which is recorded in other assets.

FORWARD-LOOKING STATEMENTS AND
FACTORS THAT MAY AFFECT FUTURE RESULTS
------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

  economic and public health conditions, including factors which impact the strength of the retail market and retail demand or the Company's ability to manufacture and deliver products, higher fuel and commodity prices, higher transportation costs, currency fluctuations, government regulation and other conditions in the various markets in which the Company operates throughout the world;
  the Company's ability to generate revenue during the fourth quarter, particularly during the relatively brief holiday season, which is the period in which the Company derives a substantial portion of its revenues;
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
  work stoppages, slowdowns or strikes, which may impact the Company's ability to manufacture or deliver product;
  concentration of manufacturing of many of the Company's products in the People's Republic of China and the associated impact to the Company of health conditions and other factors affecting social and economic activity in China or the movement of people and products into and out of China;
  an adverse change in purchasing policies or the bankruptcy or other lack of success of one of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;
  the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment;
  the risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization;
  the risk that market appeal of the Company's licensed products will be less than expected or that the sales revenue generated by these products will be insufficient to cover the minimum guaranteed royalties;
  the Company's ability to obtain and enforce intellectual property rights both in the United States and abroad;
  the risk that any litigation or arbitration disputes or regulatory investigations could entail significant expense and result in significant fines or other harm to the Company's business;
  the Company's ability to obtain external financing on terms acceptable to it in order to meet its working capital needs;
  the ability of the Company to generate sufficient available cash flow to service its outstanding debt;
  restrictions on the Company contained in the Company's credit agreement;

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)
  unforeseen circumstances, such as severe softness in or collapse of the retail environment that may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants and the Company being unable to utilize borrowings under its revolving credit facility, a circumstance likely to occur when operating shortfalls would result in the Company being in the greatest need of such supplementary borrowings;
  market conditions, third party actions or approvals, the impact of competition and other factors that could delay or increase the cost of implementation of the Company's consolidation programs, or reduce actual results;
  the risk that the Company may be subject to governmental sanctions for failure to comply with applicable regulations or to product liability suits relating to products it manufactures and distributes;
  the risk that the Company's reported goodwill may become impaired, requiring the Company to take a charge against its income;
  other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q and 10-K.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

During 2001, the Company received two inquiries from the Office of Fair Trading in the United Kingdom (the "OFT") into alleged anti-competitive pricing practices by the Company's United Kingdom ("U.K.") subsidiary, Hasbro U.K. Ltd. ("Hasbro U.K."). In November of 2002, the OFT issued a decision in the first of these inquiries (the "wholesaler case") related to Hasbro U.K.'s interactions with certain of its wholesale distributors, finding that Hasbro U.K. had entered into agreements with certain distributors to fix prices in violation of U.K. competition laws. The OFT assessed a fine in that case of approximately GBP 4,950,000 or approximately $7,900,000 at the then current exchange rates. The Company filed an appeal of this decision in January 2003 to the U.K. Competition Commission Appeals Tribunal (the "CCAT"). In February of 2003, the OFT issued a decision in the second inquiry regarding Hasbro U.K.'s trading arrangement with certain of its direct retail accounts, finding that Hasbro U.K. had entered into agreements with certain direct retailers to fix prices in violation of U.K. competition laws. The OFT assessed a fine in this case but, due to the Company's cooperation with the OFT's investigation, the OFT's decision stated that the Company would not be required to pay any of that fine.

In March 2003, the Company withdrew its appeal of the wholesaler case with the CCAT and paid the fine of GBP 4,950,000, which had been accrued at December 29, 2002.

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

4.6

Second Amendment to Second Amended and Restated Revolving Credit Agreement dated as of January 24, 2003 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 29, 2002, File No. 1-6682.)

4.7

Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)

4.8

First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

10.1

Seventeenth Amendment to Star Wars License Agreement among Lucas Licensing Ltd., the Company and Hasbro International Inc., dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 29, 2002, File No. 1-6682.)

10.2

Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 29, 2002, File No. 1-6682.)

10.3

Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to the securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)

Item 6. Exhibits and Reports on Form 8-K. (continued)
(a) Exhibits. (continued)

11.1	Computation of Earnings Per Common Share - Quarters
Ended March 30, 2003 and March 31, 2002.

12	Computation of Ratio of Earnings to Fixed Charges - Quarter Ended March 30, 2003.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated January 30, 2003, was filed to announce that the Company's license with Lucas Licensing Ltd. for the manufacture and distribution of Star Wars toys and games had been extended for an additional ten years, as well as amendments of the warrants previously granted to Lucas Licensing Ltd. and Lucasfilm Ltd.

A Current Report on Form 8-K, dated February 12, 2003, was filed to announce the findings of the Office of Fair Trading in the United Kingdom regarding its inquiries into alleged anti-competitive pricing practices of the Company.

A Current Report on Form 8-K, dated February 13, 2003, was filed to announce the Company's results for the year ended December 29, 2002. Consolidated statements of earnings (without notes) for the quarters and years ended December 29, 2002 and December 30, 2001, consolidated balance sheets as of said dates, and earnings per share and major segment results tables for the said periods were also filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: May 13, 2003	By: /s/ David D. R. Hargreaves
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

Date: May 13, 2003
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

Date: May 13, 2003
/s/ David D. R. Hargreaves
------------------------------------
David D. R. Hargreaves
Senior Vice President and Chief
Financial Officer

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended March 30, 2003

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

4.6

Second Amendment to Second Amended and Restated Revolving Credit Agreement dated as of January 24, 2003 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 29, 2002, File No. 1-6682.)

4.7

Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)

4.8

First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

10.1

Seventeenth Amendment to Star Wars License Agreement among Lucas Licensing Ltd., the Company and Hasbro International Inc., dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 29, 2002, File No. 1-6682.)

10.2

Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 29, 2002, File No. 1-6682.)

10.3

Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to the securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)

11.1	Computation of Earnings Per Common Share - Quarters
Ended March 30, 2003 and March 31, 2002.

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended March 30, 2003.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.