Form 10-Q
period 2003-06-29
HASBRO INC
filed 2003-08-13
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes X or No

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 27, 2003 was 173,713,556.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)

	(Unaudited)
	June 29,	June 30,	Dec. 29,
Assets	2003	2002	2002
	---------	---------	---------
Current assets
Cash and cash equivalents	$172,577	57,057	495,372
Accounts receivable, less allowance
for doubtful accounts of $54,500,
$50,500 and $50,700	485,108	479,443	555,144
Inventories:
Finished products	250,058	250,660	173,168
Work in process	9,772	13,405	6,131
Raw materials	13,973	15,808	10,845
	--------------	--------------	--------------
Total inventories	273,803	279,873	190,144

Deferred income taxes	111,604	99,078	109,839
Prepaid expenses	123,313	191,841	81,125
	--------------	--------------	--------------
Total current assets	1,166,405	1,107,292	1,431,624

Property, plant and equipment, net	211,960	228,588	213,499
	--------------	--------------	--------------

Other assets
Goodwill	461,967	465,212	460,993
Other intangibles, less accumulated
amortization of $405,200, $322,600
and $373,500	753,501	763,364	715,736
Other	310,394	320,321	321,029
	--------------	--------------	--------------
Total other assets	1,525,862	1,548,897	1,497,758
	--------------	--------------	--------------

Total assets	$2,904,227	2,884,777	3,142,881
	========	========	========
(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

(Thousands of Dollars Except Share Data)

	(Unaudited)
	June 29,	June 30,	Dec. 29,
Liabilities and Shareholders' Equity	2003	2002	2002
	---------	---------	---------
Current liabilities
Short-term borrowings	$16,815	17,066	21,051
Current installments of long-term debt	1,201	277,928	201,841
Accounts payable	153,741	124,127	166,316
Accrued liabilities	424,034	429,081	577,642
	--------------	--------------	--------------
Total current liabilities	595,791	848,202	966,850

Long-term debt, excluding current installments	861,280	846,361	857,274
Deferred liabilities	137,294	98,185	127,391
	--------------	--------------	--------------
Total liabilities	1,594,365	1,792,748	1,951,515
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630 at June 29, 2003,
June 30, 2002 and December 29, 2002	104,847	104,847	104,847
Additional paid-in capital	523,805	459,184	458,130
Deferred compensation	(257)	(1,836)	(613)
Retained earnings	1,433,099	1,323,336	1,430,950
Accumulated other comprehensive earnings	(10,228)	(37,563)	(46,814)
Treasury stock, at cost; 36,008,341 at
June 29, 2003, 36,550,420 at June 30,
2002 and 36,525,120 shares at December
29, 2002	(741,404)	(755,939)	(755,134)
	--------------	--------------	--------------
Total shareholders' equity	1,309,862	1,092,029	1,191,366
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$2,904,227	2,884,777	3,142,881
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	--------------------		-------------------------
	June 29, 2003 --------	June 30, 2002 --------	June 29, 2003 ---------	June 30, 2002 ---------
Net revenues	$581,469	545,990	1,043,237	998,257
Cost of sales	230,807	196,165	403,044	362,579
	------------	------------	-------------	-------------
Gross profit	350,662	349,825	640,193	635,678
	------------	------------	-------------	-------------
Expenses
Amortization	18,410	22,766	34,588	44,215
Royalties	52,650	65,712	86,470	117,168
Research and product development	33,105	36,770	63,605	69,983
Advertising	67,686	58,507	120,864	105,396
Selling, distribution and administration	150,420	152,069	290,319	291,260
	------------	-------------	-------------	--------------
Total expenses	322,271	335,824	595,846	628,022
	------------	-------------	-------------	--------------
Operating profit	28,391	14,001	44,347	7,656
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	11,974	18,317	26,996	37,859
Other (income) expense, net	777	30,667	82	27,832
	------------	-------------	-------------	--------------
Total nonoperating (income) expense	12,751	48,984	27,078	65,691
	------------	-------------	-------------	--------------
Earnings (loss) before income taxes and
cumulative effect of accounting change	15,640	(34,983)	17,269	(58,035)
Income taxes	4,223	(9,095)	4,663	(15,089)
	------------	-------------	-------------	--------------
Net earnings (loss) before cumulative
effect of accounting change	11,417	(25,888)	12,606	(42,946)
Cumulative effect of accounting change,
net of tax	-	-	-	(245,732)
	------------	-------------	-------------	--------------
Net earnings (loss)	$11,417	(25,888)	12,606	(288,678)
	=======	=======	=======	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)

(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	--------------------		-------------------------
	June 29, 2003 --------	June 30, 2002 --------	June 29, 2003 ---------	June 30, 2002 ---------
Per common share
Earnings (loss) before cumulative
effect of accounting change
Basic	$.07	(0.15)	.07	(0.25)
	=======	=======	=======	=======
Diluted	$.06	(0.15)	.07	(0.25)
	=======	=======	=======	========
Cumulative effect of accounting
change, net of tax	$-	-	-	(1.42)
	=======	=======	=======	========
Net earnings (loss)
Basic	$.07	(0.15)	.07	(1.67)
	=======	=======	=======	=======
Diluted	$.06	(0.15)	.07	(1.67)
	=======	=======	=======	========

Cash dividends declared	$.03	.03	.06	.06
	=======	=======	=======	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 29, 2003 and June 30, 2002

(Thousands of Dollars)
(Unaudited)
	2003	2002
	-------	-------
Cash flows from operating activities
Net earnings (loss)	$12,606	(288,678)
Adjustments to reconcile net earnings to net cash
provided (utilized) by operating activities:
Cumulative effect of accounting change, net of tax	-	245,732
Depreciation and amortization of plant and equipment	35,366	40,258
Other amortization	34,588	44,215
Loss on impairment of investment	-	38,633
Deferred income taxes	14,497	7,208
Compensation earned under restricted stock programs	(14)	818
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	82,063	103,156
Increase in inventories	(75,497)	(53,717)
(Increase) decrease in prepaid expenses	(31,038)	62,731
Decrease in accounts payable and accrued liabilities	(167,711)	(163,271)
Other, including long-term advances	6,842	(113,988)
	------------	------------
Net cash utilized by operating activities	(88,298)	(76,903)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(26,417)	(25,550)
Investments and acquisitions, net of cash acquired	-	(7,419)
Other	(5,501)	855
	------------	------------
Net cash utilized by investing activities	(31,918)	(32,114)
	------------	------------
Cash flows from financing activities
Repayments of borrowings with original maturities
of more than three months	(200,288)	(50,000)
Net repayments of other short-term borrowings	(4,562)	(16,897)
Stock option transactions	8,995	2,591
Dividends paid	(10,392)	(10,383)
	------------	------------
Net cash utilized by financing activities	(206,247)	(74,689)
	------------	------------
Effect of exchange rate changes on cash	3,668	7,668
	------------	------------
Decrease in cash and cash equivalents	(322,795)	(176,038)
Cash and cash equivalents at beginning of year	495,372	233,095
	------------	------------
Cash and cash equivalents at end of period	$172,577	57,057
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Six Months Ended June 29, 2003 and June 30, 2002

(Thousands of Dollars)
(Unaudited)

	2003	2002
	-------	-------
Supplemental information
Cash paid (received) during the period for:
Interest	$32,676	39,552
Income taxes	$13,688	(50,402)

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	------------------		------------------
	June 29, 2003 -------	June 30, 2002 -------	June 29, 2003 -------	June 30, 2002 -------
Net earnings (loss)	$11,417	(25,888)	12,606	(288,678)
Other comprehensive earnings	28,297	37,695	36,586	30,835
	----------	----------	----------	----------
Total comprehensive earnings (loss)	$39,714	11,807	49,192	(257,843)
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management and subject to year-end audit, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 29, 2003 and June 30, 2002, and the results of its operations and cash flows for the periods then ended in accordance with United States generally accepted accounting principles.

The quarterly and year to date periods ended June 29, 2003 and June 30, 2002 are 13-week and 26-week periods, respectively.

The results of operations for the six months ended June 29, 2003 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 29, 2002 in its annual report on Form 10-K, which includes all such information and disclosures, and accordingly, should be read in conjunction with the financial information included herein.

Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the Consolidated Statements of Operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of Statement of Financial Accounting Standards No. 123 for stock options awarded, the impact on the Company's net earnings (loss) and net earnings (loss) per share for the fiscal quarters and six months ended June 29, 2003 and June 30, 2002 would have been:
	Quarter Ended		Six Months Ended
	------------------		------------------
	June 29, 2003 -------	June 30, 2002 -------	June 29, 2003 -------	June 30, 2002 -------
Reported net earnings (loss)	$11,417	(25,888)	12,606	(288,678)
Pro forma compensation expense, net of tax	(3,120)	(4,946)	(6,295)	(8,524)
	----------	----------	----------	----------
Pro forma net earnings (loss)	8,297	(30,834)	6,311	(297,202)
	======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	------------------		------------------
	June 29, 2003 -------	June 30, 2002 -------	June 29, 2003 -------	June 30, 2002 -------
Reported earnings (loss) per share
Basic	.07	(.15)	.07	(1.67)
	======	======	======	======
Diluted	.06	(.15)	.07	(1.67)
	======	======	======	======

Pro forma net earnings (loss) per share
Basic and diluted	.05	(.18)	.04	(1.72)
	======	======	======	======

(2)   Earnings per share data for the quarters and six months ended June 29, 2003 and June 30, 2002 were computed as follows:
	2003 -----------------		2002 -----------------
Quarter ----------	Basic -------	Diluted -------	Basic -------	Diluted ----------
Earnings (loss) before cumulative
effect of accounting change	$11,417	11,417	(25,888)	(25,888)
	======	=======	======	======

Average shares outstanding	173,327	173,327	172,723	172,723
Effect of dilutive securities:
Options	-	1,119	-	-
Warrants	-	6,449	-	-
	-----------	------------	-----------	-----------
Equivalent shares	173,327	180,895	172,723	172,723
	======	=======	======	======
Earnings (loss) per share before
cumulative effect of accounting change	$.07	.06	(.15)	(.15)
	======	=======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
	2003 -----------------		2002 -----------------
Six Months	Basic	Diluted	Basic	Diluted
----------------	---------	---------	--------	---------
Earnings (loss) before cumulative
effect of accounting change	$12,606	12,606	(42,946)	(42,946)
	======	=======	======	=======

Average shares outstanding	173,122	173,122	172,659	172,659
Effect of dilutive securities:
Options	-	800	-	-
Warrants	-	5,870	-	-
	-----------	------------	-----------	------------
Equivalent shares	173,122	179,792	172,659	172,659
	======	=======	======	=======
Earnings (loss) per share before
cumulative effect of accounting change	$.07	.07	(.25)	(.25)
	======	=======	======	=======

Options and warrants to acquire shares totaling 11,188 at June 29, 2003 and 40,800 at June 30, 2002, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. The Company also has convertible debt under which potentially issuable shares were not included as the contingency features were not met. If the contingent conversion features are met, the impact of conversion of the debentures will result in an additional 11,574 shares being included in the calculation of diluted earnings per share, to the extent those shares would be dilutive.

(3)   Other comprehensive earnings (loss) for the quarter and six months ended June 29, 2003 and June 30, 2002 consist of the following:
	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002
	---------	---------	---------	---------
Foreign currency translation adjustments	$24,432	34,526	34,800	28,391
Changes in value of available-for-sale securities, net of tax	7,067	(16,367)	6,136	(17,784)
Gains (losses) on cash flow hedging activities, net of tax	(4,711)	(7,620)	(7,257)	(6,677)
Reclassifications to income	1,509	27,156	2,907	26,905
	----------	----------	----------	----------
	$28,297	37,695	36,586	30,835
	======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Reclassification adjustments from other comprehensive earnings to earnings of $1,509 and $2,907 for the quarter and six months ended June 29, 2003, respectively, represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. The losses on cash flow hedging derivatives for the six months ended June 29, 2003 are net of gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $1. Reclassification adjustments from other comprehensive earnings to earnings for the quarter ended June 30, 2002 are comprised primarily of an impairment charge relating to an other than temporary decrease in the value of the Company's available-for-sale securities. The gains on cash flow hedging derivatives for the quarter and six months ended June 30, 2002 are net of losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $14 and $18 for the respective periods. The Company expects the remaining deferred losses on derivative hedging instruments at June 29, 2003 of $9,146 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

(4)    Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As a result of adopting this statement, the Company's goodwill and certain intangible assets are no longer amortized. The Company also evaluated its existing intangible assets and goodwill acquired in prior purchase business combinations and reassessed the useful lives and residual values of those intangible assets other than goodwill. As a result of this assessment, the lives of product rights totaling $75,700 obtained in the Company's acquisition of Milton Bradley in 1984 and Tonka in 1991 were adjusted to an indefinite life and tested for impairment in accordance with the provisions of SFAS 142. As a result, the accumulated amortization on these assets is excluded from the balance sheet disclosure of accumulated amortization of other intangible assets. No other reclassifications or adjustments of remaining useful lives were made as a result of this assessment.

SFAS 142 required the Company, within six months of the date of adoption, to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This initial assessment was completed during the second quarter of 2002. As part of this assessment, the Company allocated goodwill and other Corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of those reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows. These values were compared in total with the fair value of the business based on market capitalization at the date of testing. Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of tax, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. This transitional charge was recorded as a cumulative effect of a change in accounting principle and, in accordance with the statement, recorded retroactively to the first quarter. The first quarter of 2002 was restated to reflect this application. The Company performs its annual impairment test in the fourth quarter of the fiscal year. The impairment test for the fourth quarter of 2002 indicated that there was no further impairment.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

A portion of the Company's goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of SFAS 142 testing, in 2002, these assets were allocated to the reporting units within the Company's operating segments. Including this allocation for 2002, the changes in carrying amount of goodwill, by operating segment for the six months ended June 29, 2003 and June 30, 2002 are as follows:

	U.S. Toys	Games	International	Corporate	Total
	-------------	----------	-----------------	--------------	-------
2003
Balance at Dec. 29, 2002	$ 13,234	261,767	185,992	-	460,993
Foreign Exchange	-	-	1,049	-	1,049
Other	-	(75)	-	-	(75)
	--------------	------------	-----------	------------	--------------
Balance at June 29, 2003	$13,234	261,692	187,041	-	461,967
	========	=======	======	=======	========

2002
Balance at Dec. 30, 2001	$105,773	158,321	19,893	477,588	761,575
Allocation of Corporate	208,885	104,893	163,810	(477,588)	-
Impairment	(296,223)	-	-	-	(296,223)
Foreign Exchange	-	-	1,311	-	1,311
Other	-	(1,451)	-	-	(1,451)
	--------------	------------	-----------	------------	--------------
Balance at June 30, 2002	$ 18,435	261,763	185,014	-	465,212
	========	=======	======	=======	========

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

In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products, electronic interactive products, children's consumer electronics, electronic learning aids, and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The Operations segment sources product for the majority of the Company's segments. The Retail segment operates retail shops, which sell game products. The Company also has other segments which primarily license out certain toy and game properties. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

The accounting policies of the segments are the same as those described in note 1 to the Company's consolidated financial statements for the fiscal year ended December 29, 2002, except for the Company's adoption of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", as of December 30, 2002, which did not have an effect on the Company's consolidated results of operations or financial position.

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2003 nor were those of the comparable 2002 periods representative of those actually experienced for the full year 2002. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarter and six months ended June 29, 2003 and June 30, 2002 are as follows.

	Quarter ended
	------------------
	June 29, 2003		June 30, 2002
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. Toys	$208,419	987	199,635	1,164
Games	148,613	7,662	152,039	10,157
International	203,849	26,575	174,260	21,825
Operations (a)	258	160,624	3,446	131,487
Retail	7,285	-	8,601	-
Other segments	13,045	-	8,009	1,680
Corporate and eliminations	-	(195,848)	-	(166,313)
	------------	------------	------------	------------
	$581,469	-	545,990	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
	Six Months ended -------------------------
	June 29, 2003 -----------------		June 30, 2002 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$361,863	2,433	400,495	2,800
Games	260,823	14,107	244,888	14,400
International	379,232	48,601	310,405	39,122
Operations (a)	704	266,694	6,124	225,067
Retail	15,553	-	17,469	-
Other segments	25,062	-	18,876	4,258
Corporate and eliminations	-	(331,835)	-	(285,647)
	------------	------------	------------	------------
	$1,043,237	-	998,257	-
	=======	=======	=======	=======

	Quarter ended		Six Months ended
Operating profit (loss)	June 29, 2003 -------	June 30, 2002 -------	June 29, 2003 -------	June 30, 2002 -------
U.S. Toys	$12,946	14,556	18,272	40,796
Games	25,363	22,444	43,372	19,943
International	(4,793)	(17,298)	(10,768)	(46,388)
Operations (a)	(1,346)	(4,223)	(1,156)	(6,994)
Retail	(3,092)	(5,834)	(9,921)	(11,256)
Other segments	3,585	2,551	9,609	8,944
Corporate and eliminations	(4,272)	1,805	(5,061)	2,611
	-----------	------------	------------	------------
	$28,391	14,001	44,347	7,656
	======	=======	======	=======

Total assets	June 29, 2003 -------------	June 30, 2002 -------------
U.S. Toys (b)	$907,873	865,741
Games	1,299,253	1,148,258
International	1,174,426	1,095,273
Operations	588,509	481,953
Retail	14,184	21,256
Other segments	72,252	50,436
Corporate and eliminations (b)	(1,152,270)	(778,140)
	--------------	--------------
	$2,904,227	2,884,777
	========	========

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

The following table presents consolidated net revenues by classes of principal products for the quarters and six month periods ended June 29, 2003 and June 30, 2002.
	Quarter ended		Six Months ended
	June 29, 2003 ---------	June 30, 2002 ---------	June 29, 2003 ---------	June 30, 2002 ---------
Boys toys	$213,700	182,100	378,100	370,900
Games and puzzles	202,300	217,200	372,200	368,200
Preschool toys	42,300	42,900	70,700	76,100
Creative play	33,000	34,800	62,700	61,100
Electronic toys	31,200	10,300	49,300	17,000
Girls toys	12,800	13,600	24,800	25,600
Other	46,169	45,090	85,437	79,357
	------------	------------	--------------	--------------
Net revenues	$581,469	545,990	1,043,237	998,257
	=======	=======	========	========

(6) Effective December 30, 2002, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of this statement did not have an impact on the Company's consolidated results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), which established new disclosure and liability-recognition requirements for guarantees of debt. The recognition and measurement requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the consolidated results of operations or financial position of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", (SFAS 149) which is effective for contracts entered into or modified after June 30, 2003 as well as for hedging relationships designated after June 30, 2003. The initial adoption of SFAS 149 will not have a material effect on the consolidated results of operations or financial position of the Company.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In May of 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", (SFAS 150) which establishes standards for issuers' classification as liabilities in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity. At June 29, 2003, the Company has certain warrants recorded as equity, which will be required under SFAS 150 to be recorded as a liability and subsequently adjusted to fair value through earnings.

SFAS150 is effective for the Company as of June 30, 2003, the first day of the third quarter of fiscal 2003. On that date, the Company will reclassify the value of these warrants, previously recorded in equity of approximately $108 million, to current liabilities and record a charge for the cumulative effect of accounting change of approximately $17 million to adjust the warrants to their fair value as of that date.

At June 29, 2003, the above warrants contained an option through January 2008 for the holder to sell all of these warrants to Hasbro for a price to be paid at the Company's election of either $100 million in cash, or $110 million in the Company's common stock, such stock being valued at the time of the exercise of the option. Had this option been exercised at June 29, 2003 and the Company had elected to settle this option in the Company's stock, the Company would have been required to issue 6,449 shares.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars Except Per Share Data)

RESULTS OF OPERATIONS
-----------------------------------------
Net earnings for the quarter and six months ended June 29, 2003 were $11,417 and $12,606, respectively, compared with a net loss of $(25,888) and $(288,678) for the comparable periods of 2002. Basic earnings per share for both the quarter and six months ended June 29, 2003 were $0.07 compared with a basic loss per share of $(0.15) and $(1.67) for the respective periods in 2002. Diluted earnings per share for the quarter and six months ended June 29, 2003 were $0.06 and $0.07, respectively, compared with a diluted loss per share of $(0.15) and $(1.67) for the respective periods in 2002. The net loss and basic and diluted loss per share for the six months ended June 30, 2002 include a cumulative effect of accounting change, net of tax, of $(245,732) or $(1.42) per share relating to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Included in the net loss in the quarter and six months ended June 30, 2002 is a non-cash charge, after tax, of $28,589 or $0.17 per share for the write-down of the Company's investment in Infogrames Entertainment SA common stock. The related shares were received as part of the net proceeds from the sale of Hasbro Interactive and Games.com to Infogrames Entertainment SA in 2001. The results for the quarter ended June 30, 2002 were also favorably impacted by interest income received on a tax settlement, net of tax, of $7,556.

Consolidated net revenues for the quarter ended June 29, 2003 increased 7% to $581,469 compared with $545,990 for the quarter ended June 30, 2002. For the six months ended June 29, 2003, consolidated net revenues were $1,043,237 compared to $998,257 for the six months ended June 30, 2002, an increase of 5%. Operating profit for the quarter ended June 29, 2003 was $28,391 compared to an operating profit of $14,001 in 2002. Operating profit for the six months ended June 29, 2003 was $44,347 compared to an operating profit of $7,656 for the six months ended June 30, 2002. Most of the Company's revenues and operating earnings are derived from its three principal segments: U.S. Toys, Games and International.

U.S. TOYS
U.S. Toys segment net revenues for the quarter ended June 29, 2003 increased 4% to $208,419 from $199,635 for the quarter ended June 30, 2002. Net revenues for the six months ended June 29, 2003 decreased 10% to $361,863 from $400,495 for the six months ended June 30, 2002. The increase for the quarter was primarily due to sales of BEYBLADE and FURREAL FRIENDS products, which were introduced in the second half of 2002, as well as increased revenues from core brands such as the PLAYSKOOL and TRANSFORMERS lines. These increases offset the expected decrease in shipments from the prior year of STAR WARS products. Shipments of STAR WARS related products were higher in 2002 as a result of the theatrical release of STAR WARS: EPISODE II: ATTACK OF THE CLONES in May 2002. Decreased sales of BOB THE BUILDER and ZOIDS products in 2003 also partially offset the increase in sales for the quarter.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The year to date revenue decline from 2002 was primarily due to the expected decrease in shipments of STAR WARS products, as well as decreases in shipments of BOB THE BUILDER and ZOIDS related products. These decreases were partially offset by revenues from BEYBLADE and FURREAL FRIENDS products, as well as increased revenues from core products, such as the PLAYSKOOL and TRANSFORMERS lines.

U.S. Toys operating profit decreased to $12,946 for the quarter ended June 29, 2003 from $14,556 for the quarter ended June 30, 2002. For the six months ended June 29, 2003, operating profit decreased to $18,272 from $40,796 for the six months ended June 30, 2002. This decrease in operating profit for both periods was primarily due to decreased gross margin resulting from lower shipments of STAR WARS products, which have a higher gross margin, partially offset by lower royalty and amortization expense. Product rights associated with the STAR WARS property are being amortized in proportion to expected remaining revenues. In periods with higher sales of STAR WARS products, resulting amortization expense will be higher. During the remainder of 2003, the Company expects lower sales of STAR WARS related products compared to 2002, due to the theatrical, DVD and video release of STAR WARS: EPISODE II: ATTACK OF THE CLONES in 2002 and, therefore, lower royalty and amortization expense in 2003. Sales of product related to entertainment-based properties, such as STAR WARS, typically carry a higher gross margin. These products also typically carry a higher royalty rate and the resulting operating profit is not as high as it is for revenues derived from the sale of owned brands. Operating profit in the 2003 quarter and six month periods was also negatively impacted by a charge of approximately $7,000 related to exiting certain unprofitable product lines.

GAMES
Games segment net revenues decreased by 2% to $148,613 for the quarter ended June 29, 2003 from $152,039 for the quarter ended June 30, 2002. Net revenues for the six months ended June 29, 2003 increased 7% to $260,823 from $244,888 for the six months ended June 30, 2002. The decrease for the quarter primarily relates to decreased sales of licensed trading card games, primarily POKEMON. The decrease was partially offset by sales of TRIVIAL PURSUIT 20TH ANNIVERSARY EDITION, which was initially released in the U.S. in the third quarter of 2002, and increased sales of non-licensed trading card games including MAGIC: THE GATHERING. The increase over the six month period primarily relates to strong board game revenues as a result of shipments of TRIVIAL PURSUIT 20TH ANNIVERSARY EDITION, as well as increased shipments of MAGIC: THE GATHERING and other non-licensed trading card games, which were partially offset by decreased sales of POKEMON and other licensed trading card games.

Games operating profit increased to $25,363 for the quarter ended June 29, 2003 from $22,444 for the quarter ended June 30, 2002. Operating profit for the six months ended June 29, 2003 increased to $43,372 from $19,943 for the six months ended June 30, 2002. The increase in operating profit for the quarter was primarily because of lower royalty expense from lower sales of licensed trading card games. The increase in operating profit for the six months ended June 29, 2003 was primarily due to increased gross margin as the result of the increase in sales as well as the mix of products sold in 2003. Operating profit for both the quarter and the six months ended June 29, 2003 also benefited from decreased fixed costs as the result of cost reduction initiatives of the Company.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

INTERNATIONAL
International segment net revenues increased by 17% to $203,849 for the quarter ended June 29, 2003 from $174,260 for the quarter ended June 30, 2002. Net revenues for the six months ended June 29, 2003 increased 22% to $379,232 from $310,405 for the six months ended June 30, 2002. For the quarter and six months ended June 29, 2003, International net revenues were positively impacted by translation gains of approximately $23,600 and $46,400, respectively, as the result of the weaker U.S. dollar. This foreign exchange impact accounted for 14% and 15% of the percentage increases in net revenues for the quarter and six months ended June 29, 2003, respectively. The increase in local currency revenue for the quarter was primarily a result of strong sales of BEYBLADE and FURREAL FRIENDS products, which were introduced in most markets in the fourth quarter of 2002. Revenues were also positively impacted by increased core brand sales of MAGIC: THE GATHERING and TRANSFORMERS products. These increases were partially offset by lower revenues from STAR WARS products, as well as licensed trading card games, such as POKEMON and HARRY POTTER. The increase for the six month period was driven by revenues from BEYBLADE products, increased sales of TRANSFORMERS and MAGIC: THE GATHERING products, as well as sales of FURREAL FRIENDS products. Increased revenues from the core brands PLAYSKOOL and PLAYDOH also contributed to the six month change. Partly offsetting these increases were lower shipments of STAR WARS products, decreases in sales of licensed trading card games including HARRY POTTER and POKEMON, and lower shipments of DISNEY related products than in 2002 when MONSTERS, INC. was released internationally.

International operating loss decreased to $4,793 for the quarter ended June 29, 2003 from $17,298 for the quarter ended June 30, 2002. Operating loss for the six months ended June 29, 2003 decreased to $10,768 from $46,388 for the six months ended June 30, 2002. The decrease in operating loss for both periods was primarily the result of increased gross margin in dollars from higher revenues, partially offset by an increase in advertising expense. Selling, distribution and administration costs decreased as a result of the Company's expense reduction initiatives, although these were largely offset by the foreign exchange impact of the weaker U.S. dollar. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting negative impact to International operating loss of approximately $1,100 for the quarter and $1,900 for the six months ended June 29, 2003.

OTHER SEGMENTS
Revenues from the Retail segment decreased 15% to $7,285 for the quarter ended June 29, 2003 from $8,601 for the quarter ended June 30, 2002. Revenues for the Retail segment for the six months ended June 29, 2003 decreased 11% to $15,553 from $17,469 for the six months ended June 30, 2002. Operating loss for the retail segment decreased to $(3,092) for the quarter ended June 29, 2003 from $(5,834) for the quarter ended June 30, 2002. Operating loss for the six months ended June 29, 2003 decreased to $(9,921) from $(11,256) for the six months ended June 30, 2002. The decrease in revenues and operating loss was primarily due to the closing of additional retail stores. During the first six months of 2003, the Company closed fourteen retail stores.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

GROSS PROFIT
-----------------------
The Company's gross margin decreased to 60.3% for the quarter ended June 29, 2003 from 64.1% for the quarter ended June 30, 2002 while gross margin for the six months ended June 29, 2003 decreased to 61.4% from 63.7% in the comparable period of 2002. This decrease was due to changes in product mix, primarily decreased sales of STAR WARS products. Although sales of entertainment based properties generally have a higher gross margin, this increased gross margin is largely offset by increased royalty and amortization expense.

The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross margin.

EXPENSES
-----------------
Amortization expense of $18,410 in the second quarter of 2003 decreased from $22,766 in the second quarter of 2002. Amortization expense for the six months ended June 29, 2003 decreased to $34,588 from $44,215 for the six months ended June 30, 2002. These decreases are primarily related to decreased amortization of the product rights related to STAR WARS. As noted above, the STAR WARS property rights are amortized in proportion to expected remaining sales. In periods with higher sales of STAR WARS products, such as 2002, the resulting amortization expense will be higher. As a result, the Company expects amortization expense to be lower in 2003 as compared to 2002.

Royalty expense for the quarter ended June 29, 2003 decreased to $52,650, or 9.1% of net revenues from $65,712, or 12.0% of net revenues in the second quarter of 2002. Royalty expense for the six months ended June 29, 2003 decreased to $86,470, or 8.3% of net revenues from $117,168, or 11.7% of net revenues for the six months ended June 30, 2002. This decrease is the result of decreased sales of entertainment-based product, primarily STAR WARS related. As noted above, the Company expects a lower level of royalty expense in 2003 due to the lower sales of STAR WARS products and as a result of the Company's business strategy to continue to invest in its core brands.

Research and product development expenses for the quarter ended June 29, 2003 decreased to $33,105 or 5.7% of net revenues from $36,770 or 6.7% of net revenues in the second quarter of 2002. These expenses decreased to $63,605 or 6.1% of net revenues for the six months ended June 29, 2003 from $69,983 or 7.0% of net revenues for the six months ended June 30, 2002. The Company expects full year product development expense to be lower than 2002 both in dollars and as a percentage of revenue as part of its strategy of focusing development spending on its core brands to provide increased returns from those brands.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

For the quarter, advertising expense increased in amount and as a percentage of net revenues to $67,686 or 11.6% of net revenues in 2003 from $58,507 or 10.7% of net revenues in 2002. For the six months ended June 29, 2003, advertising expense increased to $120,864 or 11.6% of net revenues from $105,396 or 10.6% of net revenues in 2002. These increases reflect the Company's focused marketing to increase and maintain awareness of its core brands, as well as to introduce new products. The Company expects advertising expense in 2003 to continue to be higher than 2002 levels both in dollars and as a percentage of revenue as a result of this business strategy.

The Company's selling, distribution and administration expenses, which, with the exception of distribution costs are largely fixed, decreased to $150,420 or 25.9% of net revenues for the quarter ended June 29, 2003 from $152,069 or 27.9% of net revenues for the quarter ended June 30, 2002. For the six months ended June 29, 2003, these expenses decreased to $290,319 or 27.8% of net revenues, compared to $291,260 or 29.2% of net revenues in 2002. These decreases reflect lower expenses resulting from the Company's cost reduction efforts, which were partly offset by higher international expenses in translated U.S. dollars as the result of the weaker dollar and increased distribution costs, due to increased sales volume.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Other expense for the quarter ended June 29, 2003 was $777 compared to $30,667 for the quarter ended June 30, 2002. For the six month periods, other expense was $82 in 2003 compared to $27,832 in 2002. During the quarter ended June 30, 2002, the Company incurred a charge of $38,633 related to the decline in the fair value of the common stock of Infogrames Entertainment SA, held by the Company as an available-for-sale investment. This charge was partially offset by interest income received in the second quarter of 2002 on a tax settlement of $10,211.

Interest expense for the second quarter of 2003 was $11,974 compared with $18,317 in the second quarter of 2002. For the six months ended June 29, 2003, interest expense decreased to $26,996 from $37,859 in 2002. For the quarter and six months ended June 29, 2003, approximately 62% and 60%, respectively, of the decrease in interest expense from the 2002 periods is attributable to lower levels of short-term and long-term debt. This mainly reflects the repurchase of debt during the final two quarters of 2002 and repayment in the first quarter of 2003 totaling $274,873, in aggregate principal amount, of 7.95% notes, due in March 2003, using cash from operations. The remaining decreases in interest expense from the 2002 periods of 38% and 40% for the quarter and six months ended June 29, 2003, respectively, are due to lower effective interest rates, primarily the result of interest rate swap agreements entered into in May of 2002 to reduce the amount of the Company's debt subject to fixed interest rates.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in both the second quarter and six months of 2003 was 27.0%, compared to an income tax benefit as a percentage of pretax loss of 26.0% in the first quarter and six months of 2002. The increase in rate is primarily due to increased operating profit in jurisdictions with higher tax rates. The income tax rate for the full year 2002 was 27.9%, due to the impact of a fourth quarter non-deductible penalty assessed by the United Kingdom Office of Fair Trading in connection with Hasbro U.K.'s interaction with certain of its distributors.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

------------------------------------------------------------------------
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

OTHER INFORMATION
---------------------------------
Typically, due to the seasonal nature of its business, the Company expects the second half of the year, and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this trend will generally continue, although the first half of 2003 may represent a smaller proportion of full year revenues than the first half of 2002, principally because of the May 2002 theatrical release of STAR WARS: EPISODE II: ATTACK OF THE CLONES. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Consequently, unshipped orders on any date in a given year are not necessarily indicative of sales for the entire year. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At June 29, 2003 and June 30, 2002, the Company's unshipped orders were approximately $548,200 and $459,800, respectively.

In January 2003, the Company amended its license with Lucas Licensing Ltd. ("Lucas") for the manufacture and distribution of STAR WARS toys and games. Under the amended agreement the term was extended by ten years and is expected to run through 2018. In addition, the minimum guaranteed royalties due to Lucas were reduced by $85,000. In a separate agreement, the warrants previously granted to Lucas were also amended. Under this warrant amendment, the term of each of the warrants issued to Lucas was extended by ten years. The warrant amendment agreement provides the Company with an option through October 2016 to purchase all of these warrants from Lucas for a price to be paid at the Company's election of either $200,000 in cash or $220,000 in the Company's common stock, such stock being valued at the time of the exercise of the option. Also, the warrant amendment agreement provides Lucas with an option through January 2008 to sell all of these warrants to the Company for a price to be paid at the Company's election of either $100,000 in cash or $110,000 in the Company's common stock, such stock being valued at the time of the exercise of the option. Should either of these options be required to be settled, the Company believes that it will have adequate funds available to settle them in cash if necessary. The increase in value of the warrants as a result of the amendment was approximately $67,900, which was recorded in the first quarter of 2003 as an intangible asset, and will be amortized over the remaining life of the licensing contract.

As described in note 6 to the financial statements, in May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150), which will be effective for the Company on June 30, 2003, the first day of the fiscal third quarter. Under the requirements of SFAS 150, the above warrant agreement with Lucas will be required to be classified as a liability and subsequently adjusted to fair value through earnings. On the date of adoption, the Company will reclassify approximately $108,000 from equity, where the warrants had previously been recorded, to current liabilities. A cumulative effect of accounting change of approximately $17,000 will be recorded to adjust the amount of this liability to its fair value on that date. Subsequent to this date, the Company will be required to adjust this liability to its fair value through earnings. If the price of the Company's stock increases, the value of the warrants will increase and the Company will recognize a charge to earnings. If the price of the Company's stock decreases, the value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $20.00 per share from its price at June 29, 2003 of $17.50 a share, the Company would recognize a charge to earnings of approximately $11,000 to adjust the warrants to their fair value.

Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the Consolidated Statement of Operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. In April 2003, FASB announced that it would mandate the fair value method of accounting for all stock-based awards. Although no formal statement has been issued at this time, this change in accounting could be effective for fiscal 2004. Until a formal statement is issued, the Company cannot estimate the effect that this change in accounting would have on its Consolidated Statements of Operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
Hasbro has historically generated a significant amount of cash from normal operations. The Company funds its operations and liquidity needs primarily through cash flows from operations, as well as utilizing borrowings under the Company's secured and unsecured credit facilities when needed. The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay a significant portion of outstanding short-term debt. During 2003, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility and believes that the funds available to it are adequate to meet its needs. However, unforeseen circumstances, such as severe softness in or a collapse of the retail environment may result in a significant decline in revenues and operating results of the Company, which could result in the Company being in non-compliance with its debt covenants. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility, a circumstance most likely to occur when operating shortfalls would most require supplementary borrowings.

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

Cash flows utilized by operating activities were $88,298 for the six months ended June 29, 2003 compared to $76,903 for the six months ended June 30, 2002. Receivables were $485,108 at June 29, 2003 compared to $479,443 at June 30, 2002. The increase in receivables is due to higher second quarter 2003 revenues, as well as the impact of foreign exchange translation. Prepaid expenses decreased to $123,313 at June 29, 2003 from $191,841 at June 30, 2002. The decrease is primarily due to decreased advanced royalties as the result of royalties earned in 2002 relating to STAR WARS products because of the theatrical, DVD, and video releases of STAR WARS: EPISODE II: ATTACK OF THE CLONES. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then amortized in the Consolidated Statement of Operations as the related sales are made. In addition to the decrease related to STAR WARS products, the decrease in advance royalties is also due to the Company's business strategy of focusing on its core brands and reducing its reliance on licensed products. Inventories decreased to $273,803 at June 29, 2003 from $279,873 at June 30, 2002, notwithstanding higher foreign exchange rates in 2003. This reflects the Company's continued focus on supply chain management and its continued aggressive management of cash flow requirements.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Accounts payable and accrued expenses increased to $577,775 at June 29, 2003 from $553,208 at June 30, 2002. This increase is due to higher royalties accrued at June 29, 2003, primarily as the result of increased sales of licensed products for which no advances have been paid. In addition, accrued income taxes increased as the result of the increase in earnings in 2003.

Collectively, property, plant and equipment and other assets decreased $39,663 from the comparable period in the prior year. The decrease is due to depreciation and amortization, net of additions which include an increase in property rights resulting from the amendment of warrants previously issued in connection with the STAR WARS licensing rights. In January 2003, these warrants were amended to extend the term by ten years. In addition, put and call options were added to the warrants. The resulting increase in the value of the warrants of approximately $67,900 was recorded as an addition to property rights. In May of 2002, the Company paid a royalty advance of $120,000 relating to the STAR WARS product rights. Due to the timing of future expected royalties covered by this payment, this advance was recorded in other assets as a long-term advance.

Net borrowings (short and long-term borrowings less cash and cash equivalents) decreased to $706,719 at June 29, 2003 from $1,084,298 at June 30, 2002. This mainly reflects the repurchase of debt during the final two quarters of 2002 and repayment in the first quarter of 2003, of an aggregate of $274,873 in principal amount, of 7.95% notes, due in March 2003, using cash from operations. Of the $274,873 of notes that were repurchased and repaid, $74,585 was repurchased in the final two quarters of 2002 while the remaining $200,288 was repaid in the first quarter of 2003. The decrease in net borrowings is also the result of higher cash balances as the result of higher cash provided by operations for the 12 months ended June 29, 2003. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's committed secured revolving credit agreement allow.

The Company currently has a committed secured revolving credit agreement of $380,000, maturing in March 2005. The facility is secured by substantially all domestic accounts receivable and inventory of the Company. The Company is not required to maintain compensating balances under the agreement. The agreement contains restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions with respect to capital expenditures, investments, acquisitions, debt and share repurchases and dividend payments. The Company was in compliance with all restrictive covenants at June 29, 2003. In addition to this available committed line, the Company also has available uncommitted lines approximating $41,200. At June 29, 2003, approximately $70,500 of these committed and uncommitted lines was in use. The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in 2003.

The Company has letters of credit of approximately $53,600 and purchase commitments of $221,742 outstanding at June 29, 2003. Other contractual obligations and commercial commitments as detailed in the Company's annual report on Form 10-K for the year ended December 29, 2002 did not materially change outside of payments made in the normal course of business and the repayment of debt mentioned above in the first quarter of 2003. The future payments required under long-term debt agreements disclosed as of year end are based on the contractual maturity dates.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company has $250,000 senior convertible debentures due 2021 which are included in long-term debt. The holders of these debentures may put the notes back to the Company in December 2005, December 2011 and December 2016 at 100% of the principal amount and accrued interest on the notes. At that time, the purchase price may be paid in cash, shares of common stock, or a combination of the two, at our discretion. Our current intent is to settle in cash any puts exercised in the future.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value also calculated using the income approach. In connection with the adoption of SFAS 142, the Company recorded an impairment charge of $245,732, net of tax, primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. The Company's annual impairment test was performed in the fourth quarter of 2002 and no impairment was indicated. At June 29, 2003, the Company has goodwill and intangible assets with indefinite lives of $537,705 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $677,763 at June 29, 2003.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At June 29, 2003, the Company had approximately $217,500 of prepaid royalties, approximately $65,600 of which are included in prepaid expenses and other current assets and approximately $151,900 which are included in other assets.

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

To manage this exposure, the Company has hedged a portion of its estimated foreign currency transactions using forward foreign exchange contracts and, to a lesser extent, zero cost option collars. From time to time, the Company may also hedge foreign currency exposure using purchased foreign currency options. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. The Company does not speculate in, and, other than set forth above, the Company does not hedge foreign currencies. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In 2002, the Company entered into interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. At June 29, 2003, these swaps had notional amounts of $200,000. These agreements are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt. At June 29, 2003, these contracts had a fair value of $19,042, which is recorded in other assets, with a balancing entry to long-term debt.

FORWARD-LOOKING STATEMENTS AND
FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------------------------------------
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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to:

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
  the Company's ability to generate sales during the fourth quarter, particularly during the relatively brief holiday season, which is the period in which the Company derives a substantial portion of its revenues;
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
  concentration of manufacturing of many of the Company's products in the People's Republic of China and the associated impact to the Company of health conditions and other factors affecting social and economic activity in China or affecting the movement of people and products into and out of China;
  an adverse change in purchasing policies or the bankruptcy or other lack of success of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

  the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain employees in a competitive environment;
  the risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization;
  the risk that the market appeal of the Company's licensed products will be less than expected or that the sales revenue generated by those products will be insufficient to cover the minimum guaranteed royalties;
  the Company's ability to obtain and enforce intellectual property rights both in the United States and abroad;
  the risk that any litigation or arbitration disputes or regulatory investigations could entail significant expense and result in significant fines or other harm to the Company's business;
  the Company's ability to obtain external financing on terms acceptable to it in order to meet working capital needs;
  the Company's ability to generate sufficient available cash flow to service its outstanding debt;
  restrictions that the Company is subject to under its credit agreement;
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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 29, 2003. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 29, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders on May 14, 2003 (the "Annual Meeting"), the Company's shareholders re-elected the following persons to the Board of Directors of the Company: Frank Biondi, Jr. (148,380,047 votes for, 4,271,121 votes withheld), Alan G. Hassenfeld (148,521,817 votes for, 4,129,351 votes withheld), and Paula Stern (149,443,619 votes for, 3,207,549 votes withheld). The Board also elected the following new director to the Board of Directors of the Company: Edward M. Philip (149,446,201 votes for, 3,204,967 votes withheld).

At the Annual Meeting, the Company's shareholders also approved:

1) an amendment to the Articles of Incorporation to declassify the Board of Directors and establish annual elections of directors, by a vote of 133,487,171 votes for and 18,140,920 against, while 1,023,077 shares abstained;

2) the 2003 Stock Option Plan for Non-Employee Directors by a vote of 136,603,264 votes for and 14,746,384 against, while 1,301,520 shares abstained;

3) the 2003 Senior Management Annual Performance Plan by a vote of 144,503,380 votes for and 6,798,790 against, while 1,348,998 shares abstained; and

4) the 2003 Stock Incentive Performance Plan by a vote of 133,334,340 votes for and 17,974,971 against, while 1,341,857 shares abstained.

Finally, at the Annual Meeting the Company's shareholders rejected a shareholder proposal which requested that Hasbro commit itself to the implementation of a code of corporate conduct based on the International Labor Organization human rights standards and commit to a program of outside, independent monitoring of compliance with those standards, with annual reporting to shareholders. This proposal was rejected by a vote of 110,878,981 against, 15,935,513 for, while 9,210,144 shares abstained and there were 16,626,530 broker non-votes.

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

3.3	Amendment to Articles of Incorporation, filed May 23, 2003.

3.4	Amended and Restated Bylaws of the Company, as amended.

3.5

Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.6

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

10.1	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003.

10.2	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003.

10.3

Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

10.4

Hasbro, Inc. 2003 Senior Management Annual Performance Plan (Incorporated by reference to Appendix C to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

10.5	Hasbro, Inc. 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix D to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share - Six Months
Ended June 29, 2003 and June 30, 2002.

11.2	Computation of Earnings Per Common Share - Quarter
Ended June 29, 2003 and June 30, 2002.

12	Computation of Ratio of Earnings to Fixed Charges -
Six Months and Quarter Ended June 29, 2003.

Item 6. Exhibits and Reports on Form 8-K. (continued)
(a) Exhibits. (continued)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated April 21, 2003, was filed to announce the Company's results as of and for the three months ended March 30, 2003. Consolidated statements of earnings (without notes) for the quarters ended March 30, 2003 and March 31, 2002, consolidated balance sheets as of said dates, and earnings per share, major segment results, and reconciliations of EBITDA tables for the said periods were also filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: August 13, 2003	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended June 29, 2003

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

3.3	Amendment to Articles of Incorporation, filed May 23, 2003.

3.4	Amended and Restated Bylaws of the Company, as amended.

3.5

Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.6

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

10.1	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003.

10.2	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003.

10.3

Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

10.4

Hasbro, Inc. 2003 Senior Management Annual Performance Plan (Incorporated by reference to Appendix C to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

10.5	Hasbro, Inc. 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix D to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share - Six Months
Ended June 29, 2003 and June 30, 2002.

11.2	Computation of Earnings Per Common Share - Quarter
Ended June 29, 2003 and June 30, 2002.

12	Computation of Ratio of Earnings to Fixed Charges -
Six Months and Quarter Ended June 29, 2003.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.