Form 10-Q
period 2003-09-28
HASBRO INC
filed 2003-11-07
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes X or No
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 24, 2003 was 174,483,336.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)

	(Unaudited)
	Sept. 28,	Sept. 29,	Dec. 29,
Assets	2003	2002	2002
	---------	---------	---------
Current assets
Cash and cash equivalents	$155,357	43,850	495,372
Accounts receivable, less allowance
for doubtful accounts of $54,200,
$51,100 and $50,700	879,669	799,122	555,144
Inventories
Finished products	266,713	260,297	173,168
Work in process	7,762	8,611	6,131
Raw materials	14,936	13,238	10,845
	--------------	--------------	--------------
Total inventories	289,411	282,146	190,144

Deferred income taxes	114,021	101,292	109,839
Prepaid expenses	108,683	189,308	81,125
	--------------	--------------	--------------
Total current assets	1,547,141	1,415,718	1,431,624

Property, plant and equipment, net	206,756	213,628	213,499
	--------------	--------------	--------------

Other assets
Goodwill	462,088	465,444	460,993
Other intangibles, less accumulated
amortization of $412,200, $345,000
and $373,500	734,232	741,075	715,736
Other	298,277	288,333	321,029
	--------------	--------------	--------------
Total other assets	1,494,597	1,494,852	1,497,758
	--------------	--------------	--------------

Total assets	$3,248,494	3,124,198	3,142,881
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)

	(Unaudited)
	Sept. 28,	Sept. 29,	Dec. 29,
Liabilities and Shareholders' Equity	2003	2002	2002
	---------	---------	---------
Current liabilities
Short-term borrowings	$104,576	63,392	21,051
Current installments of long-term debt	1,219	255,248	201,841
Accounts payable	169,352	180,197	166,316
Accrued liabilities	698,559	535,461	577,642
	--------------	--------------	--------------
Total current liabilities	973,706	1,034,298	966,850

Long-term debt, excluding current installments	856,934	856,257	857,274
Deferred liabilities	146,463	94,561	127,391
	--------------	--------------	--------------
Total liabilities	1,977,103	1,985,116	1,951,515
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par value.
Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630 at September 28, 2003,
September 29, 2002 and December 29, 2002	104,847	104,847	104,847
Additional paid-in capital	409,787	458,199	458,130
Deferred compensation	(771)	(1,197)	(613)
Retained earnings	1,496,388	1,373,989	1,430,950
Accumulated other comprehensive earnings (loss)	(5,917)	(41,524)	(46,814)
Treasury stock, at cost; 35,702,707 shares at
September 28, 2003, 36,528,037 at September
29, 2002 and 36,525,120 at December 29, 2002	(732,943)	(755,232)	(755,134)
	--------------	--------------	--------------
Total shareholders' equity	1,271,391	1,139,082	1,191,366
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,248,494	3,124,198	3,142,881
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	--------------------		-------------------------
	Sept. 28, 2003 ---------	Sept. 29, 2002 ---------	Sept. 28, 2003 ---------	Sept. 29, 2002 ---------
Net revenues	$971,071	820,532	2,014,308	1,818,789
Cost of sales	419,869	342,918	822,913	705,497
	------------	------------	-------------	-------------
Gross profit	551,202	477,614	1,191,395	1,113,292
	------------	------------	-------------	-------------
Expenses
Amortization	19,319	22,268	53,907	66,483
Royalties	82,535	85,210	169,005	202,378
Research and product development	38,811	36,687	102,416	106,670
Advertising	105,039	82,911	225,903	188,307
Selling, distribution and administration	168,505	153,821	458,824	445,081
	------------	-------------	-------------	--------------
Total expenses	414,209	380,897	1,010,055	1,008,919
	------------	-------------	-------------	--------------
Operating profit	136,993	96,717	181,340	104,373
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	12,570	17,897	39,566	55,756
Other (income) expense, net	6,299	3,350	6,381	31,182
	------------	-------------	-------------	--------------
Total nonoperating expense	18,869	21,247	45,947	86,938
	------------	-------------	-------------	--------------
Earnings before income taxes and
cumulative effect of accounting change	118,124	75,470	135,393	17,435
Income taxes	32,309	19,622	36,972	4,533
	------------	-------------	-------------	--------------
Earnings before cumulative
effect of accounting change	85,815	55,848	98,421	12,902
Cumulative effect of accounting change,
net of tax	(17,351)	-	(17,351)	(245,732)
	------------	-------------	-------------	--------------
Net earnings (loss)	$68,464	55,848	81,070	(232,830)
	=======	=======	=======	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	--------------------		-------------------------
	Sept. 28, 2003 ---------	Sept. 29, 2002 ---------	Sept. 28, 2003 ---------	Sept. 29, 2002 ---------
Per common share
Earnings before cumulative
effect of accounting change
Basic	$0.49	0.32	0.57	0.07
	=======	=======	=======	========
Diluted	$0.48	0.32	0.55	0.07
	=======	=======	=======	========
Cumulative effect of accounting
change, net of tax
Basic and diluted	$(0.10)	-	(0.10)	(1.42)
	=======	=======	=======	========

Net earnings (loss)
Basic	$0.39	0.32	0.47	(1.35)
	=======	=======	=======	========
Diluted	$0.38	0.32	0.45	(1.34)
	=======	=======	=======	========

Cash dividends declared	$0.03	0.03	0.09	0.09
	=======	=======	=======	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 28, 2003 and September 29, 2002
(Thousands of Dollars)
(Unaudited)
	2003	2002
	-------	-------
Cash flows from operating activities
Net earnings (loss)	$81,070	(232,830)
Adjustments to reconcile net earnings (loss) to net cash
utilized by operating activities:
Cumulative effect of accounting change, net of tax	17,351	245,732
Depreciation and amortization of plant and equipment	55,627	67,364
Other amortization	53,907	66,483
Loss on impairment of investment	-	38,633
Change in fair value of liabilities potentially settleable in common stock	1,540	-
Deferred income taxes	21,187	7,935
Compensation earned under restricted stock programs	79	729
Change in operating assets and liabilities (other
than cash and cash equivalents):
Increase in accounts receivable	(309,382)	(219,520)
Increase in inventories	(91,298)	(57,316)
Decrease (increase) in prepaid expenses	(19,772)	99,795
Increase (decrease) in accounts payable and accrued liabilities	(1,282)	1,864
Other, including long-term advances	15,546	(117,466)
	------------	------------
Net cash utilized by operating activities	(175,427)	(98,597)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(42,872)	(38,167)
Investments and acquisitions, net of cash acquired	-	(7,419)
Other	(3,029)	2,756
	------------	------------
Net cash utilized by investing activities	(45,901)	(42,830)
	------------	------------
Cash flows from financing activities
Repayments of long-term debt	(200,288)	(72,650)
Net proceeds from short-term borrowings	82,765	29,708
Purchase of common stock and other equity securities	(3,378)	-
Stock option transactions	13,792	3,041
Dividends paid	(15,607)	(15,577)
	------------	------------
Net cash utilized by financing activities	(122,716)	(55,478)
	------------	------------
Effect of exchange rate changes on cash	4,029	7,660
	------------	------------
Decrease in cash and cash equivalents	(340,015)	(189,245)
Cash and cash equivalents at beginning of year	495,372	233,095
	------------	------------
Cash and cash equivalents at end of period	$155,357	43,850
	=======	=======
HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 28, 2003 and September 29, 2002
(Thousands of Dollars)
(Unaudited)

	2003	2002
	-------	-------
Supplemental information
Cash paid (received) during the period for:
Interest	$ 50,534	$ 68,943
Income taxes	$ 18,847	$(45,158)

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	--------------------		---------------------------
	Sept. 28, 2003 -------	Sept. 29, 2002 -------	Sept. 28, 2003 -------	Sept. 29, 2002 -------
Net earnings (loss)	$68,464	55,848	81,070	(232,830)
Other comprehensive earnings (loss)	4,311	(3,961)	40,897	26,874
	----------	----------	----------	----------
Total comprehensive earnings (loss)	$72,775	51,887	121,967	(205,956)
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 28, 2003 and September 29, 2002, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The quarterly and year to date periods ended September 28, 2003 and September 29, 2002 are 13-week and 39-week periods, respectively.

The results of operations for the nine months ended September 28, 2003 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 29, 2002 in its annual report on Form 10-K, which includes all such information and disclosures, and accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 29, 2002, except for the Company's adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", as of June 30, 2003, the impact of which is detailed in note 7, as well as certain other new accounting standards, which are detailed in note 8, which did not have an impact on the Company's consolidated results of operations or financial position.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)

(2)   Earnings per share data for the quarters and nine months ended September 28, 2003 and September 29, 2002 were computed as follows:
	2003 -----------------		2002 -----------------
Quarter ----------	Basic -------	Diluted -------	Basic -------	Diluted ----------
Earnings before cumulative
effect of accounting change	$85,815	85,815	55,848	55,848
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	1,540	-	-
	-----------	------------	-----------	-----------
Adjusted earnings before cumulative
effect of accounting change	$85,815	87,355	55,848	55,848
	======	=======	======	======

Average shares outstanding	173,833	173,833	172,758	172,758
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,873	-	-
Options and warrants	-	2,289	-	527
	-----------	------------	-----------	-----------
Equivalent shares	173,833	181,995	172,758	173,285
	======	=======	======	======
Earnings per share before
cumulative effect of accounting change	$0.49	0.48	0.32	0.32
	======	=======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares, Except Per Share Data)
(Unaudited)

	2003 -----------------		2002 -----------------
Nine Months	Basic	Diluted	Basic	Diluted
----------------	---------	---------	--------	---------
Earnings before cumulative
effect of accounting change	$98,421	98,421	12,902	12,902
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	-	-	-
	-----------	------------	-----------	-----------
Adjusted earnings before cumulative
effect of accounting change	$98,421	98,421	12,902	12,902
	======	=======	======	======

Average shares outstanding	173,359	173,359	172,692	172,692
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	-	-	-
Options and warrants	-	5,210	-	879
	-----------	------------	-----------	------------
Equivalent shares	173,359	178,569	172,692	173,571
	======	=======	======	=======
Earnings per share before
cumulative effect of accounting change	$0.57	0.55	0.07	0.07
	======	=======	======	=======

As a result of the adoption of Statement of Financial Accounting Standards No. 150 (note 7), certain warrants containing a put feature that may be settled in cash or common stock are now required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, now classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. For the 2003 third quarter, the warrants had a more dilutive impact on earnings per share, assuming they were treated as an equity contract. Accordingly, the numerator includes an adjustment to earnings for the expense included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of quarter end. For the 2003 year to date period, these warrants, when treated as an equity contract, did not have a more dilutive impact on earnings per share.

Options and warrants to acquire shares totaling 6,171 at September 28, 2003 and 37,100 at September 29, 2002, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. The Company also has convertible debt under which potentially issuable shares were not included as the contingency features were not met. If the contingent conversion features are met, the impact of conversion of the debentures would result in an additional 11,574 shares being included in the calculation of diluted earnings per share, to the extent those shares would be dilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the Consolidated Statements of Operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of Statement of Financial Accounting Standards No. 123 for stock options awarded, the impact on the Company's net earnings (loss) and net earnings (loss) per share for the fiscal quarters and nine months ended September 28, 2003 and September 29, 2002 would have been:
	Quarter Ended		Nine Months Ended
	------------------		------------------
	Sept. 28, 2003 -------	Sept. 29, 2002 -------	Sept. 28, 2003 -------	Sept. 29, 2002 -------
Reported net earnings (loss)	$68,464	55,848	81,070	(232,830)
Add:
Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	63	(35)	63	539
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,372)	(4,911)	(9,667)	(14,009)
	----------	----------	----------	----------
Pro forma net earnings (loss)	$65,155	50,902	71,466	(246,300)
	======	======	======	======
Reported net earnings (loss) per share
Basic	$0.39	0.32	0.47	(1.35)
	======	======	======	======
Diluted	$0.38	0.32	0.45	(1.34)
	======	======	======	======

Pro forma net earnings (loss) per share
Basic	$0.38	0.29	0.41	(1.43)
	======	======	======	======
Diluted	$0.37	0.29	0.40	(1.42)
	======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4)   Other comprehensive earnings (loss) for the quarter and nine months ended September 28, 2003 and September 29, 2002 consist of the following:
	Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002
	---------	---------	---------	---------
Foreign currency translation adjustments	$3,413	(2,551)	38,213	25,840
Changes in value of available-for-sale
securities	(1,367)	(2,651)	4,769	(20,435)
Gains (losses) on cash flow hedging
activities, net of tax	(377)	734	(7,634)	(5,943)
Reclassifications to earnings	2,642	507	5,549	27,412
	----------	----------	----------	----------
	$4,311	(3,961)	40,897	26,874
	======	======	======	======

Reclassification adjustments from other comprehensive earnings to earnings of $2,642 and $5,549 for the quarter and nine months ended September 28, 2003, respectively, represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. The losses on cash flow hedging derivatives for the quarter and nine months ended September 28, 2003 include losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $402 and $401 for the respective periods. Reclassification adjustments from other comprehensive earnings to earnings for the nine months ended September 29, 2002 are comprised primarily of an impairment charge relating to an other than temporary decrease in the value of the Company's available-for-sale securities. The gains on cash flow hedging derivatives for the quarter and nine months ended September 29, 2002 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $431 and $413 for the respective periods. The Company expects the remaining deferred losses on derivative hedging instruments at September 28, 2003 of $6,881 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

(5)   Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  As a result of adopting this statement, the Company's goodwill and certain intangible assets are no longer amortized. The Company also evaluated its existing intangible assets and goodwill acquired in prior purchase business combinations and reassessed the useful lives and residual values of those intangible assets other than goodwill. As a result of this assessment, the lives of product rights totaling approximately $75,700 obtained in the Company's acquisition of Milton Bradley in 1984 and Tonka in 1991 were adjusted to an indefinite life and tested for impairment in accordance with the provisions of SFAS 142. As a result, the accumulated amortization on these assets is excluded from the balance sheet disclosure of accumulated amortization of other intangibles. No other reclassifications or adjustments of remaining useful lives were made as a result of this assessment.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

SFAS 142 required the Company, within six months of the date of adoption, to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This initial assessment was completed during the second quarter of 2002. As part of this assessment, the Company allocated goodwill and other Corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of those reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows. These values were compared in total with the fair value of the business based on market capitalization at the date of testing. Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of tax, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit, primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. This transitional charge was recorded as a cumulative effect of an accounting change and, in accordance with the statement, recorded retroactively to the first quarter. The first quarter of 2002 was restated to reflect this application. The Company performs its annual impairment test in the fourth quarter of the fiscal year. The impairment test for the fourth quarter of 2002 indicated that there was no further impairment. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the nine months ended September 28, 2003, no such events occurred. The Company will perform its annual impairment test in the fourth quarter.

A portion of the Company's goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of SFAS 142 testing, in 2002, these assets were allocated to the reporting units within the Company's operating segments. Including this allocation for 2002, the changes in carrying amount of goodwill, by operating segment for the nine months ended September 28, 2003 and September 29, 2002 are as follows:
	U.S. Toys	Games	International	Corporate	Total
2003	-------------	----------	-----------------	--------------	-------
Balance at Dec. 29, 2002	$ 13,234	261,767	185,992	-	$460,993
Foreign Exchange	-	-	1,170	-	1,170
Other	-	(75)	-	-	(75)
	--------------	------------	-----------	------------	--------------
Balance at September 28, 2003	$ 13,234	261,692	187,162	-	$462,088
	========	=======	======	=======	========
	U.S. Toys	Games	International	Corporate	Total
2002	-------------	----------	-----------------	--------------	-------
Balance at Dec. 30, 2001	$105,773	158,321	19,893	477,588	$761,575
Allocation of Corporate	208,885	104,893	163,810	(477,588)	-
Impairment	(296,223)	-	-	-	(296,223)
Foreign Exchange	-	-	1,543	-	1,543
Other	-	(1,451)	-	-	(1,451)
	--------------	------------	-----------	------------	--------------
Balance at September 29, 2002	$ 18,435	261,763	185,246	-	$465,444
	========	=======	======	=======	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The other reduction in the carrying value of the Games segment goodwill in 2002 results primarily from the settlement of a dispute with the former shareholders of Wizards of the Coast, which was acquired in September 1999.

(6)   Hasbro is a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's main reportable segments are U.S. Toys, Games, and International. The Company has two other segments, Operations and Retail, which meet the quantitative thresholds for reportable segments.

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

The accounting policies of the segments are the same as those referenced in Note 1.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and nine months ended September 28, 2003 and September 29, 2002 are as follows.

	Quarter ended
	------------------
	September 28, 2003		September 29, 2002
	---------------------------		----------------------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. Toys	$377,251	2,733	307,164	6,407
Games	250,201	9,146	225,871	8,889
International	328,110	37,208	268,454	38,199
Operations (a)	774	298,473	1,873	235,363
Retail	6,739	-	9,076	-
Other segments	7,996	-	8,094	1,984
Corporate and eliminations	-	(347,560)	-	(290,842)
	------------	------------	------------	------------
	$971,071	-	820,532	-
	=======	=======	=======	=======

	Nine Months ended --------------------------
	September 28, 2003 ---------------------------		September 29, 2002 ----------------------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$739,114	5,166	707,659	9,207
Games	511,024	23,253	470,759	23,289
International	707,342	85,809	578,859	77,321
Operations (a)	1,478	565,167	7,997	460,430
Retail	22,292	-	26,545	-
Other segments	33,058	-	26,970	6,242
Corporate and eliminations	-	(679,395)	-	(576,489)
	------------	------------	------------	------------
	$2,014,308	-	1,818,789	-
	========	=======	========	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
	Quarter ended		Nine Months ended
	---------------------------		---------------------------
Operating profit (loss)	Sept. 28, 2003 -------	Sept. 29, 2002 -------	Sept. 28, 2003 -------	Sept. 29, 2002 -------
U.S. Toys	$45,835	25,489	64,107	66,285
Games	58,310	48,378	101,682	68,321
International	38,537	9,937	27,769	(36,451)
Operations (a)	10,274	4,404	9,118	(2,590)
Retail	(3,646)	(6,064)	(13,567)	(17,320)
Other segments	1,910	3,846	11,519	12,790
Corporate and eliminations	(14,227)	10,727	(19,288)	13,338
	-----------	------------	------------	------------
	$136,993	96,717	181,340	104,373
	======	=======	=======	=======
Total assets	Sept. 28, 2003 -------	Sept. 29, 2002 -------
U.S. Toys (b)	$1,029,257	919,990
Games	1,403,462	1,224,407
International	1,354,999	1,287,713
Operations	611,593	523,652
Retail	17,459	20,394
Other segments	75,492	54,513
Corporate and eliminations (b)	(1,243,768)	(906,471)
	--------------	--------------
	$3,248,494	3,124,198
	========	========

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by classes of principal products for the quarters and nine month periods ended September 28, 2003 and September 29, 2002. Certain amounts have been reclassified to conform to the current period presentation.
	Quarter ended		Nine Months ended
	---------------------------		---------------------------
	Sept. 28, 2003 ---------	Sept. 29, 2002 ---------	Sept. 28, 2003 ---------	Sept. 29, 2002 ---------
Boys toys	$294,900	236,500	673,000	607,400
Games and puzzles	357,900	322,500	730,100	690,700
Electronic toys	103,200	32,300	163,700	73,300
Preschool toys	67,100	79,600	137,800	155,700
Creative play	67,800	66,300	130,500	127,400
Girls toys	35,100	47,900	59,900	73,500
Other	45,071	35,432	119,308	90,789
	------------	------------	--------------	--------------
Net revenues	$971,071	820,532	2,014,308	1,818,789
	=======	=======	========	========

(7) In January 2003, the Company amended its license agreement with Lucas Licensing Ltd. ("Lucas") for the manufacture and distribution of STAR WARS toys and games. Under the amended agreement the term was extended by ten years and is expected to run through 2018. In addition, the minimum guaranteed royalties due to Lucas were reduced by $85,000. In a separate agreement, the warrants previously granted to Lucas were also amended. Under this warrant amendment, the term of each of the warrants issued to Lucas was extended by ten years. The warrant amendment agreement provides the Company with an option through October 2016 to purchase all of these warrants from Lucas for a price to be paid at the Company's election of either $200,000 in cash or the equivalent of $220,000 in shares of the Company's common stock, such stock being valued at the time of the exercise of the option. Also, the warrant amendment agreement provides Lucas with an option through January 2008 to sell all of these warrants to the Company for a price to be paid at the Company's election of either $100,000 in cash or the equivalent of $110,000 in shares of the Company's common stock, such stock being valued at the time of the exercise of the option. Should either of these options be required to be settled, the Company believes that it will have adequate funds available to settle them in cash if necessary. The increase in value of the warrants as a result of the amendment was approximately $67,900, which was recorded in the first quarter of 2003 as an intangible asset, and is being amortized over the remaining life of the licensing contract.

Effective June 30, 2003, the Company was required to adopt Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", ("SFAS 150") which establishes standards for issuers' classification as liabilities in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity. In accordance with SFAS 150, due to the put feature of the warrants, the Company reclassified the historic value of the above warrants of $107,669 million from equity to current liabilities, and recorded a charge for the cumulative effect of an accounting change of $17,351 to adjust the warrants to their fair value as of that date.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at each reporting period. In accordance with the Statement, during the third quarter of 2003, the Company recorded a charge to earnings of $1,540 to adjust the warrants to their fair value. This charge is included in other (income) expense in the consolidated statement of operations. There is no tax benefit associated with this cumulative effect charge and fair value adjustment.

As noted above, the warrants contain an option through January 2008 for the holder to sell all of these warrants to the Company for a price to be paid at the Company's election of either $100,000 in cash, or the equivalent of $110,000 in shares of the Company's common stock, such stock being valued at the time of the exercise of the option. Had this option been exercised at September 28, 2003 and the Company had elected to settle this option in the Company's stock, the Company would have been required to issue 5,873 shares. If the share price of the Company's common stock was higher as of September 28, 2003 the number of shares issuable would have decreased. If the share price was lower as of September 28, 2003, the number of shares issuable would have increased.

(8) Effective December 30, 2002, the Company was required to adopt Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of this statement did not have an impact on the Company's consolidated results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", ("SFAS 149") which is effective for contracts entered into or modified after June 30, 2003 as well as for hedging relationships designated after June 30, 2003. The initial adoption of SFAS 149 did not have an impact on the consolidated results of operations or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), which established new disclosure and liability-recognition requirements for guarantees of debt. The recognition and measurement requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the consolidated results of operations or financial position of the Company.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars Except Per Share Data)

RESULTS OF OPERATIONS
-----------------------------------------
Net earnings for the quarter and nine months ended September 28, 2003 were $68,464 and $81,070, respectively, compared with net earnings of $55,848 and a net loss of $(232,830) for the comparable respective periods of 2002. Basic earnings per share for the quarter and nine months ended September 28, 2003 were $0.39 and $0.47, respectively, compared with basic earnings per share of $0.32 and a loss per share of $(1.35) for the respective periods in 2002. Diluted earnings per share were $0.38 and $0.45, for the quarter and nine months ended September 28, 2003, compared with diluted earnings per share of $0.32 and loss per share of $(1.34) for the comparable respective periods in 2002. Net earnings and basic and diluted earnings per share for the quarter and nine months ended September 28, 2003 include a cumulative effect of an accounting change of $(17,351) or $(0.10) per share relating to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", ("SFAS 150"). The net loss and basic and diluted loss per share for the nine months ended September 29, 2002 include a cumulative effect of accounting change, net of tax, of $(245,732) or $(1.42) per share relating to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Also included in the net loss in the nine months ended September 29, 2002 is a non-cash charge, after tax, of $28,589 or $0.17 per share for the write-down of the Company's investment in Infogrames Entertainment SA common stock. The related shares were received as part of the net proceeds from the sale of Hasbro Interactive and Games.com to Infogrames Entertainment SA in 2001. The results for the nine months ended September 29, 2002 were also favorably impacted by interest income received on a tax settlement, net of tax, of $7,556.

Consolidated net revenues for the quarter ended September 28, 2003 increased 18% to $971,071 compared with $820,532 for the quarter ended September 29, 2002. For the nine months ended September 28, 2003, consolidated net revenues were $2,014,308 compared with $1,818,789 for the nine months ended September 29, 2002, an increase of 11%. Operating profit for the quarter ended September 28, 2003 was $136,993 compared to $96,717 in 2002. Operating profit for the nine months ended September 28, 2003 was $181,340 compared to $104,373 for the nine months ended September 29, 2002. Most of the Company's revenues and operating profit are derived from its three principal segments: U.S. Toys, Games and International.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars Except Per Share Data)

U.S. TOYS
U.S. Toys segment net revenues for the quarter ended September 28, 2003 increased 23% to $377,251 from $307,164 for the quarter ended September 29, 2002. Net revenues for the 2003 nine month period increased 4% to $739,114 from $707,659 for the nine month period of 2002. The increase in net revenues for the quarter and nine month periods was primarily due to strong sales of BEYBLADE and FURREAL FRIENDS products, which were introduced in the second half of 2002. Several products including VIDEO NOW, which was introduced in the third quarter of 2003, and MICRO MACHINES and MY LITTLE PONY products, which were reintroduced in the third quarter of 2003, also contributed to the increased revenues. Revenues were also positively impacted by increased sales of core brands, such as PLAYSKOOL and TRANSFORMERS products, and increased sales of DISNEY products, primarily as a result of the theatrical release of FINDING NEMO in May 2003 . These significant increases offset the expected decrease in shipments from the prior year of STAR WARS products. Shipments of STAR WARS related products were higher in 2002 as a result of the theatrical release of STAR WARS: EPISODE II: ATTACK OF THE CLONES in May 2002. Decreased sales of BOB THE BUILDER, ZOIDS, and E-KARA products in 2003 also partially offset the increase in sales for the quarter and nine months.

U.S. Toys operating profit increased to $45,835 for the quarter ended September 28, 2003 from $25,489 for the quarter ended September 29, 2002, primarily due to increased gross profit due to higher volume combined with lower royalty and amortization expense, partially offset by higher advertising and research and product development expense. Gross profit increased in dollars, however decreased as a percentage of net revenues due to a change in product mix. The 2002 product mix included higher sales of STAR WARS products which have higher gross margins, while the 2003 product mix included increased sales of lower gross margin products. The lower royalty and amortization expenses in 2003 were also primarily the result of the decreased sales of STAR WARS products in this non-movie year.

For the nine months ended September 28, 2003, operating profit decreased to $64,107 from $66,285 for the nine months ended September 29, 2002, primarily due to the change in product mix to lower gross margin products and higher advertising and research and product development costs, partially offset by lower royalty and amortization expense. Operating profit in the 2003 nine month period was also negatively impacted by a second quarter charge of approximately $7,000 related to exiting certain unprofitable product lines.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars Except Per Share Data)

GAMES
Games segment net revenues increased 11% to $250,201 for the quarter ended September 28, 2003 from $225,871 for the quarter ended September 29, 2002. Net revenues for the nine months ended September 28, 2003 increased 9% to $511,024 from $470,759 for the nine months ended September 29, 2002. The increase in the quarter and nine month periods primarily relates to continued strong shipments of TRIVIAL PURSUIT 20TH ANNIVERSARY EDITION, which was initially released in the U.S. in the third quarter of 2002; increased shipments of TWISTER products which include TWISTER MOVES; and increased revenue from shipments of core brands including MONOPOLY and MAGIC: THE GATHERING products, as well as higher revenues from other non-licensed trading card games. These increases were partially offset by decreased sales of licensed trading card games including POKEMON and HARRY POTTER.

Games operating profit increased to $58,310 for the quarter ended September 28, 2003 from $48,378 for the quarter ended September 29, 2002. Operating profit for the nine months ended September 28, 2003 increased to $101,682 from $68,321 for the nine months ended September 29, 2002. The increase in operating profit for both the quarter and the nine month periods was primarily due to increased gross profit in dollars from higher revenues and lower royalty expense as the result of decreased sales of licensed trading card games, partially offset by an increase in advertising expense. Operating profit for both the quarter and the nine months ended September 28, 2003 also benefited from decreased fixed costs as the result of cost reduction initiatives of the Company.

INTERNATIONAL
International segment net revenues increased by 22% to $328,110 for the quarter ended September 28, 2003 from $268,454 for the quarter ended September 29, 2002. Net revenues for the 2003 nine month period increased 22% to $707,342 from $578,859 for the comparable period of 2002. For the quarter and nine month periods ended September 28, 2003, International net revenues were positively impacted by currency translation of approximately $25,800 and $72,200, respectively, as the result of the weaker U.S. dollar. This foreign exchange impact accounted for 10% and 12% of the percentage increases in net revenues for the quarter and nine months ended September 28, 2003, respectively. The increase in local currency revenue for the quarter and nine months ended September 28, 2003 was primarily a result of revenues from BEYBLADE products and to a lesser extent, FURREAL FRIENDS products, which were introduced in most markets in the fourth quarter of 2002. Revenues were also positively impacted by sales of core brand products, including MY LITTLE PONY, as well as MAGIC: THE GATHERING, TRANSFORMERS, PLAYDOH and PLAYSKOOL products. These increases were partially offset by lower revenues from STAR WARS products. In addition, partly offsetting the nine month increase were decreases in sales of licensed trading card games including HARRY POTTER and POKEMON, and lower shipments of DISNEY related products than in 2002, when MONSTERS, INC. was released internationally.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars Except Per Share Data)

International operating profit increased to $38,537 for the quarter ended September 28, 2003 from $9,937 for the quarter ended September 29, 2002. Operating profit for the 2003 nine month period increased to $27,769 from an operating loss of ($36,451) for the comparable period of 2002. The increase in operating profit for both the quarter and the nine months was primarily due to increased gross profit in dollars from higher revenues and decreased amortization expense as the result of decreased sales of STAR WARS products, partially offset by an increase in advertising expense. The expected decrease in royalty expense relating to lower sales of STAR WARS products was largely offset by an increase in royalty expense due to higher sales of BEYBLADE products. Selling, distribution and administration costs, as a result of the Company's expense reduction initiatives, decreased as a percentage of sales, but increased in amount, largely due to the foreign exchange impact of the weaker U.S. dollar. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net positive translation impact to International operating profit of approximately $2,900 for the quarter and $1,000 for the nine months ended September 28, 2003.

OTHER SEGMENTS
Revenues from the Retail segment decreased 26% to $6,739 for the quarter ended September 28, 2003 from $9,076 for the quarter ended September 29, 2002. Revenues for the Retail segment for the nine months ended September 28, 2003 decreased 16% to $22,292 from $26,545 for the nine months ended September 29, 2002. Operating loss for the Retail segment decreased to $(3,646) for the quarter ended September 28, 2003 from $(6,064) for the quarter ended September 29, 2002. Operating loss for the nine months ended September 28, 2003 decreased to $(13,567) from $(17,320) for the nine months ended September 29, 2002. The decrease in revenues and operating loss was primarily due to the closing of additional retail stores. During the first nine months of 2003, the Company closed eighteen retail stores.

GROSS PROFIT
-----------------------
The Company's gross margin decreased to 56.8% and 59.1% for the quarter and nine months ended September 28, 2003, respectively, from 58.2% and 61.2%, for the comparable respective periods of 2002. This decrease was primarily due to changes in product mix, primarily decreased sales of STAR WARS products. The Company also expects lower gross margin for the full year 2003 due to the change in the current year product mix. Although sales of entertainment based properties generally have a higher gross margin, this increased gross margin is largely offset by increased royalty and amortization expense.

The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars Except Per Share Data)

EXPENSES
-----------------
Amortization expense of $19,319 in the third quarter of 2003 decreased from $22,268 in the third quarter of 2002. Amortization expense for the nine months ended September 28, 2003 decreased to $53,907 from $66,483 for the nine months ended September 29, 2002. These decreases are primarily related to decreased amortization of the product rights related to STAR WARS. As noted above, the STAR WARS property rights are amortized in proportion to expected remaining sales. In periods with higher sales of STAR WARS products, such as 2002, the resulting amortization expense will be higher. As a result, the Company expects amortization expense to be lower in 2003 as compared to 2002.

Royalty expense for the quarter ended September 28, 2003 decreased to $82,535, or 8.5% of net revenues, from $85,210, or 10.4% of net revenues in the third quarter of 2003. Royalty expense for the nine months ended September 28, 2003 decreased to $169,005, or 8.4% of net revenues, from $202,378, or 11.1% of net revenues for the nine months ended September 29, 2002. The decrease in royalty expense primarily relates to lower sales of STAR WARS products, partially offset by an increase in royalty expense related to BEYBLADE products. As noted above, the Company expects a lower level of royalty expense in 2003 due to the lower sales of STAR WARS products and as a result of the Company's business strategy to continue to invest in its core brands.

Research and product development expenses for the quarter ended September 28, 2003 increased in amount to $38,811, or 4.0% of net revenues, from $36,687, or 4.5% of net revenues, in the third quarter of 2002. These expenses decreased to $102,416, or 5.1% of net revenues, for the nine months ended September 28, 2003, from $106,670, or 5.9% of net revenues, for the nine months ended September 29, 2002. The increase in expenses for the quarter is primarily due to the timing of incurred costs. Research and product development expense was a lower percentage of revenue for the third quarter of 2003 than the third quarter of 2002. The Company expects full year product development expense to be lower than 2002 both in dollars and as a percentage of revenue as greater efficiencies are expected as a result of focusing development spending on its core brands.

For the quarter, advertising expense increased in amount and as a percentage of net revenues to $105,039, or 10.8% of net revenues in 2003 from $82,911, or 10.1% of net revenues, in 2002. For the nine months ended September 28, 2003, advertising expense increased to $225,903, or 11.2% of net revenues, from $188,307, or 10.4% of net revenues, in 2002. These increases reflect the Company's focused marketing to increase and maintain awareness of its core brands, as well as to introduce new products. The Company expects advertising expense in 2003 to continue to be higher than 2002 levels both in dollars and as a percentage of revenue as a result of this business strategy.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, (continued)
(Thousands of Dollars Except Per Share Data)

The Company's selling, distribution and administration expenses were $168,505, or 17.4% of net revenues, for the quarter ended September 28, 2003 compared to $153,821, or 18.7% of net revenues, for the quarter ended September 29, 2002. For the nine months ended September 28, 2003, these expenses were $458,824, or 22.8% of net revenues, compared to $445,081, or 24.5% of net revenues in 2002. The increase in dollars reflects higher distribution expenses due to increased sales volume and costs, higher international expenses in translated U.S. dollars as the result of the weaker U.S. dollar, and increased bonus provisions as the result of the Company's improved financial performance. These increases offset lower expenses resulting from the Company's cost reduction efforts.

The Company is in the process of evaluating the viability of its manufacturing facility in Spain and certain other under-performing operations, which could result in operating charges in the future. If implemented, a consolidation plan related to the manufacturing facility would result in severance and other closure costs, the majority of which would be recorded in the period in which the plan is finalized and approved, potentially as early as the fourth quarter of 2003.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Other expense for the quarter ended September 28, 2003 was $6,299 compared to $3,350 for the quarter ended September 29, 2002. For the nine month periods, other expense was $6,381 in 2003 compared to $31,182 in 2002. Other expense for the quarter and nine months ended September 28, 2003 includes a non-cash charge of $1,540 related to the increase in the fair value during the third quarter of certain warrants required to be classified as a liability under the provisions of SFAS 150. As a result of adopting SFAS 150, these warrants are now required to be adjusted to their fair value each quarter through earnings. The fair value of these warrants is primarily affected by the stock price of the Company but is also affected by the Company's stock price volatility as well as risk-free interest rates. Assuming the Company's stock volatility and risk-free interest rates remain constant, the fair value of the warrants will increase and the Company will recognize a charge to earnings if the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility and risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $20.00 per share at September 28, 2003 from its actual price of $18.26 a share on that date, the Company would have recognized an additional non-cash charge to earnings of approximately $8,000 to adjust the warrants to their fair value.

Other expense for the nine months ended September 29, 2002 includes a pretax charge of $38,633 related to the decline in the fair value of the common stock of Infogrames Entertainment SA, held by the Company as an available-for-sale investment. This charge was partially offset by $10,211 in interest income received in the second quarter of 2002 on a tax settlement.

Interest expense for the third quarter of 2003 was $12,570 compared with $17,897 in the third quarter of 2002. For the nine months ended September 28, 2003, interest expense decreased to $39,566 in from $55,756 in 2002. For the quarter and nine months ended September 28, 2003, approximately 62% and 64%, respectively, of the decrease in interest expense from the 2002 periods is attributable to lower levels of short-term and long-term debt.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, (continued)
(Thousands of Dollars Except Per Share Data)

This mainly reflects the repurchase of debt during the final quarter of 2002 and the repurchase and repayment in the first quarter of 2003 totaling $252,223, in aggregate principal amount, of 7.95% notes, due in March 2003, using cash from operations. The remaining decreases in interest expense from the 2002 periods of 38% and 36% for the quarter and nine months ended September 28, 2003, respectively, are due to lower effective interest rates, for the most part the result of interest rate swap agreements entered into in May of 2002 to reduce the amount of the Company's debt subject to fixed interest rates.

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in the third quarter of 2003 was 27.4%, and for the nine months was 27.3%, compared to 26.0% in the comparable periods of 2002.

Absent the effect of the SFAS 150 fair value adjustment, the 2003 effective tax rate would have been 27%. The increase in rate, before the SFAS 150 fair value adjustment, is primarily due to increased operating profit in jurisdictions with higher tax rates.

The income tax rate for the full year 2002 was 27.9%, due to the impact of a fourth quarter non-deductible penalty assessed by the United Kingdom Office of Fair Trading in connection with Hasbro U.K.'s interaction with certain of its distributors.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES
--------------------------------------------------------------------------
On June 30, 2003, the first day of the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", ("SFAS 150"). SFAS 150 required the Company to reclassify certain warrants recorded as equity to a liability, and adjust the warrants to their fair value through earnings as of that date. On the date of adoption, the Company reclassified $107,669 from equity, where the warrants had previously been recorded, to current liabilities. A cumulative effect of accounting change of $17,351 was recorded to adjust the amount of this liability to its fair value on the adoption date. There is no tax benefit associated with this charge.

On December 31, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 required the Company, within six months of the date of adoption, to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This initial assessment was completed during the second quarter of 2002. As part of this assessment, the Company allocated goodwill and other corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of those reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows. These values were compared in total with the fair value of the business based on market capitalization at the date of testing.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations, (continued)
(Thousands of Dollars Except Per Share Data)

Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of tax, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. This transitional charge was recorded as a cumulative effect of an accounting change and, in accordance with the statement, recorded retroactively to the first quarter of 2002.

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

Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At September 28, 2003 and September 29, 2002, the Company's unshipped orders were approximately $542,000 and $526,000, respectively.

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
Condition and Results of Operations (continued)
(Thousands of Dollars Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
Hasbro has historically generated a significant amount of cash from normal operations. The Company funds its operations and liquidity needs primarily through cash flows from operations, as well as utilizing borrowings under the Company's secured and unsecured credit facilities when needed. The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay a significant portion of outstanding short-term debt. During 2003, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility and believes that the funds available to it are adequate to meet its needs. However, unforeseen circumstances, such as severe softness in, or a collapse of the retail environment may result in a significant decline in revenues and operating results of the Company, which could result in the Company being in non-compliance with its debt covenants. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility, a circumstance most likely to occur when operating shortfalls would most require supplementary borrowings.

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

Cash flows utilized by operating activities were $175,427 for the nine months ended September 28, 2003 compared to $98,597 for the nine months ended September 29, 2002. Accounts receivable were $879,669 at September 28, 2003 compared to $799,122 at September 29, 2002. The 10% increase in accounts receivable primarily reflects the 18% increase in third quarter 2003 revenues over 2002 and, to a lesser extent, the impact of foreign exchange translation. These increases were partially offset by improved collections. Days sales outstanding decreased to 82 at September 28, 2003 from 88 at September 29, 2002. Prepaid expenses decreased to $108,683 at September 28, 2003 from $189,308 at September 29, 2002. The decrease is primarily due to lower advanced royalties as the result of royalties expensed in 2002 relating to STAR WARS products because of the theatrical, DVD, and video releases of STAR WARS: EPISODE II: ATTACK OF THE CLONES. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then amortized in the Consolidated Statement of Operations as the related sales are made. In addition to the decrease related to STAR WARS products, the decrease in advance royalties is also due to the Company's business strategy of focusing on its core brands and reducing its reliance on licensed products. Inventories increased to $289,411 at September 28, 2003 from $282,146 at September 29, 2002 as a result of the currency impact of the weaker U.S. dollar in 2003. Absent this effect of approximately $15,700, inventory levels were lower at September 28, 2003 than the levels at September 29, 2002. This reflects the Company's continued focus on supply chain management and its continued aggressive management of cash flow requirements.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars Except Per Share Data)

Accounts payable and accrued expenses increased to $867,911 at September 28, 2003 from $715,658 at September 29, 2002. Of this increase, $126,560 is due to the Company's adoption of SFAS 150. As a result of the adoption of this statement, the Company reclassified certain warrants from equity to a current liability and adjusted the amount of this liability to its fair value on September 28, 2003. Most of the remaining increase is due to higher levels of accrued performance bonuses as the result of the Company's improved financial performance in 2003 as well as higher accrued advertising costs. These increases were partially offset by lower accounts payable.

Collectively, property, plant and equipment and other assets decreased $7,127 from the comparable period in the prior year. The decrease is due to depreciation and amortization, net of additions which include an increase in property rights resulting from the amendment of warrants previously issued in connection with the STAR WARS licensing rights. In January 2003, these warrants were amended to extend the term by ten years. In addition, put and call options were added to the warrants. The resulting increase in the value of the warrants of approximately $67,900 was recorded as an addition to property rights. In May of 2002, the Company paid a royalty advance of $120,000 relating to the STAR WARS product rights. Due to the timing of future expected royalties covered by this payment, this advance was recorded in other assets as a long-term advance.

Net borrowings (short-term borrowings, current installments of long-term debt, and long-term debt excluding current installments, less cash and cash equivalents) decreased to $807,372 at September 28, 2003 from $1,131,047 at September 29, 2002. This mainly reflects the repurchase of debt during the fourth quarter of 2002 and repayment in the first quarter of 2003, of an aggregate of $252,223 in principal amount, of 7.95% notes, due in March 2003, using cash from operations. Of the $252,223 of notes that were repurchased and repaid, $51,935 was repurchased in the fourth quarter of 2002 while the remaining $200,288 was repaid in the first quarter of 2003. The remaining decrease in net borrowings is the result of the Company's ability to generate positive cash flow from operations. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's committed secured revolving credit agreement allow.

The Company has a committed secured revolving credit agreement of $380,000, maturing in March 2005. The facility is secured by substantially all domestic accounts receivable and inventory of the Company. The Company is not required to maintain compensating balances under the agreement. The agreement contains restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions with respect to capital expenditures, investments, acquisitions, debt and share repurchases and dividend payments. The Company was in compliance with all restrictive covenants at September 28, 2003. The Company is in the process of finalizing an amended and restated revolving credit facility with its bank group. This amended and restated arrangement is expected to provide the Company with a $350,000 unsecured revolving credit facility, which reduces by $50,000 effective March 31, 2005, and by a further $50,000 effective November 30, 2005. The amended and restated arrangement is expected to mature in March 2007. If the Company fails to maintain certain financial ratios or if the credit rating of the Company drops below BB or Ba3, borrowings under the agreement would be secured by substantially all domestic inventory as well as certain intangible assets. The amended agreement is expected to contain certain restrictive covenants and other limitations similar to those contained in the current agreement. In addition to this available committed line, the Company also has available uncommitted lines approximating $38,100. At September 28, 2003, approximately $143,918 of these committed and uncommitted lines was in use.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars Except Per Share Data)

The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in 2003 and 2004.

The Company has letters of credit of approximately $39,300 and purchase commitments of $167,423 outstanding at September 28, 2003. Other contractual obligations and commercial commitments as detailed in the Company's annual report on Form 10-K for the year ended December 29, 2002 did not materially change outside of payments made in the normal course of business and the repayment of debt mentioned above in the first quarter of 2003. The future payments required under long-term debt agreements disclosed as of year end are based on the contractual maturity dates.

The Company has $250,000 in principal amount of senior convertible debentures due 2021 that are included in long-term debt. The holders of these debentures may put the notes back to the Company in December 2005, December 2011 and December 2016 at 100% of the principal amount and accrued interest on the notes. At that time, the purchase price may be paid in cash, shares of common stock, or a combination of the two, at our discretion. The Company's current intent is to settle in cash any puts exercised in the future.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value also calculated using the income approach. In connection with the adoption of SFAS 142, the Company recorded an impairment charge of $245,732, net of tax, primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. The Company's annual impairment test was performed in the fourth quarter of 2002 and no impairment was indicated. At September 28, 2003, the Company has goodwill and intangible assets with indefinite lives of $537,826 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $658,494 at September 28, 2003.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At September 28, 2003, the Company had approximately $202,000 of prepaid royalties, approximately $47,400 of which are included in prepaid expenses and other current assets and approximately $154,600 which are included in other assets.

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

FINANCIAL RISK MANAGEMENT
----------------------------------------------
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as a result of sourcing products in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty-five currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Canadian dollar and Mexican peso and, to a lesser extent, other currencies, including those in Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its estimated foreign currency transactions using forward foreign exchange contracts, purchased foreign currency options and, to a lesser extent, zero cost option collars.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars Except Per Share Data)

The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. The Company does not speculate in, and, other than set forth above, the Company does not hedge foreign currencies. The Company reflects all derivatives at their fair value as an asset or liability in the balance sheet.

In 2002, the Company entered into interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. At September 28, 2003, these swaps had notional amounts of $200,000. These agreements are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt. At September 28, 2003, these contracts had a fair value of $14,922, which is recorded in other assets, with a corresponding fair value adjustment to increase long-term debt.

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
Condition and Results of Operations, (continued)
(Thousands of Dollars Except Per Share Data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 28, 2003. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 28, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.3

Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

3.4	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

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

10.1	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003.

11.1	Computation of Earnings Per Common Share - Nine Months
Ended September 28, 2003 and September 29, 2002.

11.2	Computation of Earnings Per Common Share - Quarter
Ended September 28, 2003 and September 29, 2002.

12	Computation of Ratio of Earnings to Fixed Charges -
Nine Months and Quarter Ended September 28, 2003.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

Item 6. Exhibits and Reports on Form 8-K. (continued)

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated July 21, 2003, was filed to announce the Company's results for the second quarter. Consolidated statements of earnings (without notes) for the quarters ended June 29, 2003 and June 30, 2002, consolidated balance sheets as of said dates, and earnings per share, major segment results, and reconciliations of EBITDA tables for the said periods were also filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: November 7, 2003	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended September 28, 2003

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

3.3

Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

3.4	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

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

10.1	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003.

11.1	Computation of Earnings Per Common Share - Nine Months
Ended September 28, 2003 and September 29, 2002.

11.2	Computation of Earnings Per Common Share - Quarter
Ended September 28, 2003 and September 29, 2002.

12	Computation of Ratio of Earnings to Fixed Charges -
Nine Months and Quarter Ended September 28, 2003.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.