Form 10-K
period 2003-12-28
HASBRO INC
filed 2004-03-12
CIK 46080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ or No ☐.

        The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price of the stock on June 27, 2003 was approximately $2,730,778,000. The registrant does not have non-voting common stock outstanding.

        The number of shares of common stock outstanding as of February 29, 2004 was 175,930,755.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our definitive proxy statement for our 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

        We are a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. Both internationally and in the U.S., our widely recognized core brands such as PLAYSKOOL, TONKA, SUPER SOAKER, MILTON BRADLEY, PARKER BROTHERS, TIGER, and WIZARDS OF THE COAST provide what we believe are the highest quality play experiences in the world. Our offerings encompass a broad variety of games, including traditional board and card, hand-held electronic, trading card and roleplaying games, as well as electronic learning aids and puzzles. Toy offerings include boys' action figures, vehicles and playsets, girls' toys, electronic toys and plush products, preschool toys and infant products, children's consumer electronics, electronic interactive products, creative play and toy related specialty products. We also license to others certain of our trademarks, characters and other property rights for use in connection with consumer promotions and the sale of noncompeting toys and non-toy products.

        In managing our business, we focus on two major areas, toys and games. Organizationally, our principal segments are U.S. Toys, Games, and International. Financial information with respect to our segments and geographic areas is included in note 16 to the Company's financial statements, which are included in Item 8 of this 10-K.

        In the United States, our U.S. Toys segment engages in the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and plush products, preschool toys and infant products, children's consumer electronics, electronic interactive products, creative play and toy related specialty products. Our Games segment includes the development, manufacturing, marketing and selling of traditional board and card games, hand-held electronic games, trading card and roleplaying games, as well as learning aids and puzzles. Within the International segment, we develop, manufacture, market and sell both toy and game products in non-U.S. markets.

        We also have other operating segments. Our Operations segment is responsible for arranging product production for the majority of our other segments. The Retail segment operated retail shops. In December 2003, the Company announced the closure of all of its remaining shops. We also have other segments that primarily license certain of our intellectual property to third parties. In 2003, these other segments did not meet the quantitative thresholds for reportable segments.

    U.S. Toys

        In the U.S. Toys segment, our products are categorized as boys' toys, girls' toys, preschool, children's consumer electronics, creative play and other products.

        Our boys' toys include a wide range of core properties such as G.I. JOE and TRANSFORMERS action figures, and the TONKA line of trucks and interactive toys. Other products include entertainment-based licensed products, such as STAR WARS toys and accessories, as well as other licensed products, such as BEYBLADE tops. 2004 marks the 40th anniversary of the introduction of the G.I. JOE action figure. To commemorate this anniversary, we will be reintroducing some of the classic figures with replicas of the original gear and packaging. Also in 2004, we will be introducing a new theme to the G.I. JOE action figures, VALOR VS. VENOM, which will feature new characters, battles and methods of play. This line of action figures will be supported by comic books as well as a direct to video DVD scheduled for release in the fall of 2004. The TRANSFORMERS line will also enter into a new storyline in 2004, TRANSFORMERS ENERGON, which will be introduced with new characters in the spring of 2004 and supported by television programming. In addition, we plan to introduce TRANSFORMERS ALTERNATORS, licensed replicas of popular vehicles that change into classic TRANSFORMERS characters. The TONKA 2004 product line includes the TOUGHEST MIGHTY DUMP truck. The TONKA TOUGH TRUCK ADVENTURES line will feature the T-Shift Lever, which will activate a vehicle's special features and unlock new sounds. In 2004, we are also looking to capitalize on the popularity of BEYBLADE by introducing ENGINE GEAR tops, which have a "turbo" winder and clutch mechanism, as well as the HARD METAL SYSTEM featuring tops with die cast metal parts.

        Girls' toys include the MY LITTLE PONY line. In 2004, a new MY LITTLE PONY story line will be introduced and supported by an animated on-pack video. In addition, we will introduce TWINKLETWIRLS DANCE STUDIO as part of the MY LITTLE PONY line, and a new feature plush baby MY LITTLE PONY for little girls to nurture. The MY LITTLE PONY line will continue to be supported by a licensing program in publishing, video, and other girl directed consumables. New for 2004 is SECRET CENTRAL, a collectible line of dolls that give girls all of their favorite doll play—hair and fashion—but with a twist. Unlike other dolls whose focus is only fashions and accessories, the characters at SECRET CENTRAL allow girls to become immersed in the social circle of 20 different high schoolers who are part of the "Class of '04" through details about them that only can be found out in the handwritten notes that come with each doll and at www.secretcentral.com.

        Since 2001, we have had a broad-based licensing relationship with DISNEY, which will continue in 2004. As part of this alliance, we will feature toy lines based on WALT DISNEY PICTURES' and PIXAR's anticipated release of THE INCREDIBLES, due out in November 2004, as well as a variety of other toys based on classic and new DISNEY characters, such as BUZZ LIGHTYEAR from DISNEY/PIXAR'S TOY STORY. THE INCREDIBLES line will feature the INCREDIBLE MR. INCREDIBLE, a 12-inch action figure with speech and muscle pumping features, and the INCREDOBILE, an action packed vehicle with secret agent-type features. During 2004, we will also have rights under a new licensing relationship with DREAMWORKS. As part of this relationship, the Company will feature the toy and game lines for SHREK 2, which is expected to be released in the summer of 2004. The SHREK 2 line will include the WISE CRACKING DONKEY, a 12-inch plush toy with a variety of special features.

        Our preschool products include a portfolio of core brands primarily marketed under the PLAYSKOOL trademark. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, SIT 'N SPIN and GLOWORM, a successful line of infant toys including STEP START WALK N' RIDE, 2-IN-1 TUMMY TIME GYM and BUSY BALL POPPER. In 2004, we will be re-launching the classic WEEBLES brand. WEEBLES will provide kids 0-2 with a wacky motion-filled world of figures and playsets designed to inspire laughter and dancing and to celebrate the joy of play. For growing toddlers, the RIDE2ROLL SCOOTER is a foot-to-floor ride-on toy that easily converts to a child's first scooter that encourages balance, coordination and timing. The preschool role-play line COOL CREW will add the MAGIC TALKIN' KITCHEN to the line-up in 2004. PLAYSKOOL also offers preschool action figures with TRANSFORMERS GO-BOTS, as well as SPEEDSTARS, marketed as the fastest way to racing fun.

        Creative play items for both girls and boys include such classic core lines as PLAY-DOH, EASY-BAKE oven, and LITE-BRITE and SPIROGRAPH design toys. During 2004, we plan to expand the PLAY-DOH DOH-DOH ISLAND line by introducing DOH DOH'S BEACH BUGGY. Under the PLAY-DOH brand, we also plan to introduce a town called DOHVILLE, which will bring fun and classic preschool themes to life. In 2004, we will also be introducing a battery-operated version of the LITE-BRITE CUBE, allowing greater expansion into international markets, as well as a handheld travel unit.

        Our children's consumer electronics products include HITCLIPS micro music systems, which will continue to have new artists and innovative players added in 2004. The consumer electronics product line also includes the VIDEONOW portable video players. We will be introducing new content, including NICKLEODEON properties, as well as an improved system for the VIDEONOW players in 2004. Our robotic pets include the FURREAL FRIENDS brand offering a line of electronic toy pets with both FURREAL FRIENDS Cats and Kittens, as well as GO GO MY WALKING PUP, which was introduced in 2003. In 2004, we will introduce a new line of newborn puppies and kittens as well as a lost and found puppy, who becomes more personable the more you care for him. In addition, we also plan to introduce the LUV CUBS baby bears in the FURREAL FRIENDS line in 2004. The LUV CUBS bears will have realistic movements as well as arms that will "hug" you back.

        Other products in our U.S. Toys segment include the SUPER SOAKER line of water products and the NERF line of soft foam sports action toys. New in 2004 is the SUPER SOAKER MONSTER ROCKET, a 7-foot hydro powered mylar rocket that will launch up to 100 feet in the air.

    Games

        We market our games and puzzles under several well known core brands, including MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES, AVALON HILL, and WIZARDS OF THE COAST.

        The MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES and AVALON HILL brand portfolios consist of a broad assortment of games for children, families and adults. Our core game items include MONOPOLY, BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, CLUE, SORRY!, RISK, BOGGLE, OUIJA, DIPLOMACY, ACQUIRE and TRIVIAL PURSUIT, as well as a line of jigsaw puzzles for children and adults, including BIG BEN and CROXLEY. We have a series of marketing initiatives designed to encourage game play among a wide variety of audiences, including MY FIRST GAMES, FAMILY GAME NIGHT and GET TOGETHER GAMES. In the last two years, we have successfully expanded the TRIVIAL PURSUIT brand through the introduction in 2002 of TRIVIAL PURSUIT 20th ANNIVERSARY EDITION, with questions on people, places and events of the last 20 years, and the introduction in 2003 of the TRIVIAL PURSUIT DVD POP CULTURE board game, with questions and interactive play on pop culture, TRIVIAL PURSUIT VOLUME 6, TRIVIAL PURSUIT LORD OF THE RINGS EDITION and a refreshed edition of TRIVIAL PURSUIT JUNIOR. We hope to continue the success of the TRIVIAL PURSUIT brand in 2004 through the introduction of TRIVIAL PURSUIT 1990'S EDITION, which will focus on people, places and events of the 1990's.

        In 2004, we plan to introduce several games leveraging licensed properties. As we discussed above, in 2003 we entered into an agreement with DREAMWORKS and as a result, will be licensing several games related to SHREK 2, which is scheduled to be released in the summer of 2004. These games will include THE SHREK 2 TWISTED FAIRY TALE GAME, which will follow the storyline of the movie, MONOPOLY JR. SHREK 2 EDITION, which will combine classic MONOPOLY game-style play with the SHREK characters, and SHREK edition of OPERATION, which incorporates classic OPERATION game play with the SHREK character. In addition, we intend to leverage our strategic alliance with DISNEY by introducing a variety of games involving DISNEY characters. These include SCRABBLE JUNIOR DISNEY, DISNEY MAGIC KINGDOM GAME, where players will visit various attractions throughout the MAGIC KINGDOM, and THE DISNEY PRINCESS SPINNING WISHES GAME, where girls will play the role of various DISNEY princess characters as they search for three wishes. Also, starting in 2004, our DISNEY license will include WINNIE THE POOH and we will be introducing the WINNIE THE POOH HIDE AND SEEK GAME, which will be geared towards children of preschool ages.

        2004 marks the 55th anniversary of the CANDY LAND game and we plan to introduce updated and refreshed characters as well as new packaging, board art and playing pieces for this classic board game. The introduction will be supported by a variety of television and print advertising, consumer promotions and in-store merchandising. 2004 also marks the 70th anniversary of SORRY!, and we plan to introduce new packaging, board art and playing pawns to create greater consumer appeal. We will also introduce SORRY! ELECTRONIC "SWEET REVENGE" card game, which delivers the essence of the SORRY! game with innovative technology. In the preschool games category, we plan to reintroduce the CROCODILE DENTIST game, which was first introduced in 1991, and the WHAC-A-MOLE game, based on the popular arcade game. Planned for introduction in the children's games category is the HEROSCAPE game which will involve building customized battle environments, collecting hero figures and doing battle against your opponents. In the Tweens category, we plan to introduce TIGER GAMES TV PAINTBALL, which will allow kids to experience the activity of paintball on their television. 2004 will also mark the first year of our arrangement with HALLMARK to offer a line of premium puzzles.

        WIZARDS OF THE COAST trading card and roleplaying games include the popular MAGIC: THE GATHERING, DUNGEONS AND DRAGONS, and NEOPETS games. MAGIC: THE GATHERING, which celebrated its 10th anniversary in 2003, has worldwide popularity, with over six million players in more than 75 countries. MAGIC: THE GATHERING ONLINE, introduced in 2002, is an online site where players can purchase, trade and play digital cards with other players, build and customize decks and organize their card collections right on their PCs. It now has over 140,000 registered accounts. MAGIC: THE GATHERING ONLINE features built-in tutorials and practice rooms for beginning players as well as leagues and tournaments for advanced players. WIZARDS OF THE COAST has a unique organized play program for its trading card games, sanctioning over 137,000 game tournaments around the world in 2003.

        2004 marks the 30th anniversary of DUNGEONS AND DRAGONS. As part of this anniversary, we plan to introduce a new campaign setting, EBERRON, and will expand our highly successful DUNGEONS AND DRAGONS MINIATURES line. The anniversary will also be supported through numerous celebrations and brand awareness programs. Additionally, WIZARDS OF THE COAST hopes to continue the success of its NEOPETS trading card game through a variety of consumer promotions as well as a series of product expansions. Also, in 2004, WIZARDS OF THE COAST will introduce DUEL MASTERS, a trading card game that has been immensely popular in Japan, into the U.S. and the rest of the world. We expect the launch to be supported by comic books, a video game and a network television show.

    International

        In addition to our business in the United States, we operate in more than 25 countries, selling a representative range of the toy and game products marketed in the United States, together with some items which are sold only internationally. Key international brands for 2003 included ACTION MAN, FURREAL FRIENDS, PLAY-DOH, PLAYSKOOL, MONOPOLY, BEYBLADE, and MAGIC: THE GATHERING. In 2004, our international line will include the launch of DUEL MASTERS and VIDEONOW. We will also act as distributor for BRATZ DOLLS in certain European markets. We also intend to launch the battery operated LITE-BRITE and LITE-BRITE CUBE units.

    Other Segments

        In our Operations segment, we source production of substantially all of our Toys products and certain of our Games products through unrelated manufacturers in various Far East countries,

principally China, using a Hong Kong based subsidiary for quality control and order coordination purposes. See "Manufacturing and Importing" below for more details concerning overseas manufacturing.

        Our Retail segment operated approximately 70 retail stores under the WIZARDS OF THE COAST and GAME KEEPER names, many of which not only sold a wide range of games, but also provided locations for tournaments and other organized play activities. In December 2003, we announced the closure of the remaining stores in the Retail segment, in order to enable a deeper focus by Wizards of the Coast on its core business of game design and marketing. The Company expects that revenues for Company products which used to be sold in these retail stores will continue through other sales channels. The Games segment plans to increase certain advertising and marketing initiatives to sustain the benefits that the retail stores provided to our product lines in the past.

        We have another segment, the Hasbro Properties Group, which generates revenue through the out-licensing of certain of our intellectual property to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings.

    Other Information

        To further extend our range of products in the various segments of our business, we have Hong Kong units which market directly to retailers a line of high quality, low priced toys, games and related products, primarily on a direct import basis. Direct sales to these customers are reflected in the revenue of the segment in which the product sold resides.

        Finally, certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a business presence.

        During the 2003 fiscal year, revenues from our BEYBLADE line of products contributed 11% of our consolidated net revenues. No other line of products constituted more than 10% of our consolidated revenues in 2003. No individual line of products accounted for more than 10% of our consolidated net revenues during our 2002 and 2001 fiscal years.

  Working Capital Requirements

        Our working capital needs are primarily financed through cash generated from normal operations and, when necessary, short-term borrowings, which generally reach peak levels during the August through November period of each year. This corresponds to the time of year when our receivables also generally reach peak levels. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent. The trend of retailers over the past few years has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that this trend will continue.

        The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have licenses for promotional product, and differences in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Also, quick response inventory management practices now being used result in fewer orders being placed significantly in advance of shipment with more orders being placed for immediate delivery. Unshipped orders at January 25, 2004 and January 26, 2003 were approximately $117,000 and $112,000, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to induce customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs that we plan to employ to promote sales in 2004 are not substantially different from those we employed in 2003.

        Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak third and fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected makes it necessary for us to borrow varying amounts during the year. During 2003 and 2002, we utilized cash from our operations and borrowing under our secured amended and restated revolving credit agreement to meet our cash flow requirements. Prior to November 2003, we had a committed secured revolving credit facility of $380,000, maturing in March 2005. The facility was secured by substantially all of our domestic accounts receivable and inventory. The facility did not require us to maintain a compensating balance but did contain certain restrictive covenants. In November 2003, we amended this facility. The amended and restated agreement provides us with an unsecured revolving credit facility of $350,000, maturing in March 2007. The available amount is scheduled to be reduced by $50,000 effective March 31, 2005 and an additional $50,000 effective November 30, 2005. If we fail to maintain certain financial ratios or if our credit rating drops below BB at Standard & Poor's or Fitch Ratings, or Ba3 at Moody's, borrowings under the facility would be secured by substantially all of our domestic inventory and certain of our intangible assets. We are not required to maintain compensating balances under this revolving facility. The revolving credit agreement also contains certain restrictive covenants which include minimum cash flow and coverage requirements, and limitations with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. We were in compliance with all restrictive covenants throughout the fiscal year ended December 28, 2003. We had no borrowings outstanding under our unsecured revolving credit agreement at December 28, 2003. In addition to our unsecured revolving credit agreement, we also had uncommitted lines of credit from various banks available at December 28, 2003 totaling approximately $149,000. Amounts available and unused under committed and uncommitted lines at December 28, 2003 were approximately $451,000.

        In December 2003, we entered into a three-year trade accounts receivable securitization program to provide an additional source of working capital and liquidity. Under this program, we sell, on an ongoing basis, substantially all of our U.S. dollar denominated trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC. Hasbro Receivables Funding is consolidated with Hasbro, Inc. for financial reporting purposes. The securitization program allows this entity to sell, on a revolving basis, an undivided interest of up to $250,000 worth of the eligible receivables it holds to bank conduits. The program is intended to provide a cost-effective source of working capital and short-term financing for us. At December 28, 2003, approximately $193,700 was outstanding under this facility, the proceeds of which were used to repurchase portions of our long-term debt.

  Royalties, Research and Development

        The continuing development of new products and the redesigning of existing items for continued market acceptance are key determinants of success in the toy and game industry. In 2003, 2002 and 2001, we spent $143,183, $153,775 and $125,633, respectively, on activities relating to the development, design and engineering of new products and their packaging (including items brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

        In addition to the design and development work performed by our own staff, we deal with a number of independent toy and game designers for whose designs and ideas we compete with other toy and game manufacturers. Rights to such designs and ideas, when acquired by us, are usually exclusive and the agreements require us to pay the designer a royalty on our net sales of the item. These designer royalty agreements in some cases also provide for advance royalties and minimum guarantees.

        We also produce a number of toys under trademarks and copyrights utilizing the names or likenesses of characters from familiar movies, television shows and other entertainment media, for whose rights we compete with other toy and game manufacturers. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by these license agreements. In 2003, 2002 and 2001, we incurred $248,423, $296,152 and $209,725, respectively, of royalty expense. A portion of this expense relates to amounts paid in prior years as royalty advances. Under the terms of currently existing license agreements, in certain circumstances, we may be required to pay an aggregate of $203,500 in guaranteed or minimum royalties in 2004 and thereafter. We have $28,717 of prepaid royalties, which are a component of prepaid expenses and other current assets on our balance sheet. Included in other assets is $148,322 representing the long-term portion of royalty advances already paid. Of the unpaid guaranty, we may be required to pay approximately $58,300, $103,400, $16,600, $9,900, $7,600 and $7,700 in 2004, 2005, 2006, 2007, 2008, and 2009 and thereafter, respectively. Amounts paid and advances to be paid relate to anticipated revenues in the years 2004 through 2018.

  Marketing and Sales

        Our products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based "e-tailers." Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products principally in areas of the world where we do not otherwise maintain a direct presence. We maintain showrooms in New York and selected other major cities worldwide as well as at many of our subsidiary locations. Although we had more than 3,000 customers in the United States and Canada during 2003, including specialty retailers carrying trading card games and toy-related product, there has been significant consolidation at the retail level over the last several years in our industry, which we expect to continue. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. In countries other than the United States and Canada, we have, in aggregate, more than 7,500 customers, many of which are individual retail stores. During 2003, sales to our two largest customers, Wal-Mart Stores, Inc. and Toys 'R Us, Inc., represented 21% and 16%, respectively, of consolidated net revenues, and sales to our top five customers accounted for approximately 52% of our consolidated net revenues.

        We advertise many of our toy and game products extensively on television. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but other items we offer in those product groups as well. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for sale. In addition, we showcase many of our new products in New York City at the time of the American International Toy Fair in February.

        In 2003, we spent $363,876 on advertising, promotion and marketing programs compared to $296,549 in 2002 and $290,829 in 2001.

  Manufacturing and Importing

        During 2003, our products were manufactured in third party facilities in the Far East as well as in our three owned facilities located in East Longmeadow, Massachusetts, Waterford, Ireland, and Valencia, Spain. In the fourth quarter of 2003, we ceased manufacturing at our Valencia, Spain facility as a result of changes in the global marketplace for our products and to take advantage of cost efficiencies through sourcing of the products using lower cost production alternatives.

        Most of our products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. Our manufacturing processes and those of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. We purchase most of the components and accessories used in our toys and certain of the components used in our games, as well as some finished items, from manufacturers in the United States and in other countries in the world. However, the countries of the Far East, and particularly the People's Republic of China, constitute the largest manufacturing center of toys in the world and the substantial majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us.

        We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2004 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of "normal trade relations" status by, the People's Republic of China could significantly disrupt our operations and increase the cost of our products imported into the United States or Europe.

        We make our own tools and fixtures for our manufacturing facilities but purchase dies and molds principally from independent United States and international sources.

  Competition

        We are a worldwide leader in the design, manufacture and marketing of games and toys but our business is highly competitive. We compete with several large toy and game companies in our product categories, primarily Mattel, Inc., as well as many smaller United States and international toy and game designers, manufacturers and marketers. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products. To a lesser extent, competition is also based on product pricing. The volatility in consumer preferences with respect to family entertainment continually creates new opportunities for existing competitors and start-ups to develop products which compete with our toy and game offerings.

  Employees

        At December 28, 2003, we employed approximately 6,900 persons worldwide, approximately 4,000 of whom were located in the United States.

  Trademarks, Copyrights and Patents

        We seek to protect our products, for the most part, and in as many countries as practical, through registered trademarks, copyrights and patents to the extent that such protection is available, cost effective, and meaningful. The loss of such rights concerning any particular product is unlikely to result in significant harm to our business, although the loss of such protection for a number of significant items might have such an effect.

  Government Regulation

        Our toy and game products sold in the United States are subject to the provisions of The Consumer Product Safety Act (the "CPSA"), The Federal Hazardous Substances Act (the "FHSA"), The Flammable Fabrics Act (the "FFA"), and the regulations promulgated thereunder. In addition, certain of our products, such as the mixes for our EASY BAKE and QUEASY BAKE ovens, are also subject to regulation by the Food and Drug Administration.

        The CPSA empowers the Consumer Product Safety Commission (the "CPSC") to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPSC has the authority to seek to declare a product "a banned hazardous substance" under the CPSA and to ban it from commerce. The CPSC can file an action to seize and condemn an "imminently hazardous consumer product" under the CPSA and may also order equitable remedies such as recall, replacement, repair or refund for the product. The FHSA provides for the repurchase by the manufacturer of articles that are banned.

        Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe. We maintain laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, international standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that all of our products are or will be hazard free. Any material product recall could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, and could negatively affect sales of our other products, as well.

        The Children's Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, as well as the laws of certain countries, place certain limitations on television commercials during children's programming.

        We maintain programs to comply with various United States federal, state, local and international requirements relating to the environment, plant safety and other matters.

  Availability of Information

        Our internet address is http://www.hasbro.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

  Forward-Looking Information and Risk Factors That May Affect Future Results

        From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" may relate to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "looking forward," "may," "planned," "potential," "should," "will" and "would" or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report.

Volatility of consumer preferences and the high level of competition in the family entertainment industry make it difficult to maintain the long-term success of existing product lines or consistently introduce successful new products. In addition, an inability to develop and introduce planned new products and product lines in a timely manner may damage our business.

        Our business and operating results depend largely upon the appeal of our family entertainment products, principally games and toys. Our failure to successfully anticipate, identify and react to consumer preferences in family entertainment could have an adverse effect on our revenues, profitability and results of operations.

        A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could harm our business, financial condition and results of operations. Our continued success will depend on our ability to redesign, restyle and extend our existing family entertainment product lines in ways that capture consumer interest and imagination and to develop, introduce and gain customer interest for new family entertainment product lines. However, consumer preferences with respect to family entertainment are continuously changing and are difficult to predict. Individual family entertainment products generally, and high technology products in particular, often have short consumer life cycles. Not only must we address rapidly changing consumer tastes and interests but we face competitors who are also constantly introducing new products that compete with our products for consumer purchasing.

        In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by other parties and licensed to us. The success of entertainment properties released theatrically for which we have a license, such as STAR WARS or DISNEY related productions, can significantly affect our revenues. In addition, competition in our industry can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties. The loss of ownership rights granted pursuant to any of our licensing agreements could have a material adverse effect on our business and competitive position.

        We cannot assure you that:

  1)
  Any of our current products or product lines will continue to be popular for any significant period of time;

  2)
  Any property for which we have a significant license will achieve or sustain popularity;

  3)
  Any new products and product lines we introduce will achieve an adequate degree of market acceptance;

  4)
  Any new product's life cycle will be sufficient to permit us to profitably recover development, manufacturing, marketing, royalties (including royalty advances and guarantees) and other costs of the product; or

  5)
  We will be able to manufacture, source and ship new or continuing products in a timely basis to meet constantly changing consumer demands, a risk that is heightened by our customers' compressed shipping schedules and the seasonality of our business.

        In developing new products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future those expectations are based on completing the associated development and implementation work in accordance with our currently anticipated development schedule. Unforeseen delays or difficulties in the development process, or significant increases in the planned cost of development, may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. Any delay or cancellation of planned product development and introduction may decrease the number of products we sell and harm our business.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season. Further, this seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response inventory management techniques.

        Sales of our family entertainment products at retail are seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, that includes Christmas. This seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response inventory management techniques. These customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, which to a large extent occurs during September through December, rather than maintaining large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier.

        The limited inventory carried by retailers may also reduce or delay retail sales, resulting in lower revenues for us. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in our underproducing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as a terrorist attack or military engagement, that harm the retail environment or consumer buying patterns during our key selling season.

The continuing consolidation of our retail customer base means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on us.

        We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 28, 2003, Wal-Mart Stores, Inc. and Toys 'R Us, Inc. accounted for approximately 21% and 16%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart and Toys 'R Us, in the aggregate accounted for approximately 52% of our consolidated net revenues. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also means that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could harm our business, financial condition and results of operations. Increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. In addition, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and bad debt expense.

We may not realize anticipated benefits of acquisitions or these benefits may be delayed or reduced in their realization; our ability to make acquisitions is limited by our credit agreement.

        Although we have not made any major acquisitions in the last few years, acquisitions have been a significant part of our historical growth and have enabled us to further broaden and diversify our product offerings. In making acquisitions, we have targeted companies that we believe offer attractive family entertainment products, but we cannot be certain that the products of companies we acquire will achieve or maintain popularity with consumers. In some cases, we expect that the integration of the product lines of the companies that we acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies that we believe have strong and creative management, in which case we plan to operate them autonomously rather than integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will continue to develop popular and profitable products or services.

        Because of limitations in our credit agreement, we are limited in our ability to make substantial acquisitions in the near term. Although we plan to continue our focus and resources on our core owned and controlled brands, we cannot assure you that such efforts will produce revenue growth to replace the growth historically provided by our acquisitions.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

        We operate facilities and sell products in numerous countries outside the United States. For the year ended December 28, 2003, our net revenues from international customers comprised approximately 39% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. Additionally, we utilize third-party manufacturers located principally in the Far East and we have a manufacturing facility in Ireland. These sales and manufacturing operations are subject to the risks associated with international operations, including:

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

  7)
  Transportation delays and interruptions; and

  8)
  The imposition of tariffs.

        Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. In addition, as many of our products are manufactured in the People's Republic of China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and out of China could have a negative impact on our operations. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of "normal trade relations" status with, the People's Republic of China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

        An important part of our business involves obtaining licenses to produce products based on various theatrical releases, such as STAR WARS, DISNEY and DREAMWORKS movies. The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of such amounts that would harm our results of operations. At December 28, 2003, we had $177,039 of prepaid royalties, $28,717 of which are included in prepaid expenses and other current assets and $148,322 of which are included in other assets. Under the terms of existing contracts, we are required to pay future minimum guaranteed royalties totaling approximately $203,500. In addition, acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. As a licensee, we have no guaranty that a particular brand will be a successful toy or game product.

        We anticipate that the continuing trend toward shorter theatrical duration for movie releases will make it increasingly difficult for us to sell licensed products based on entertainment properties and may lead our customers to reduce their demand for these products in order to minimize inventory risk. Furthermore, there can be no assurance that a successful brand will continue to be successful or maintain a high level of sales in the future. In the event that we are not able to acquire or maintain advantageous licenses, our revenues and profits may be harmed.

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully. In addition, we have a material amount of acquired product rights which, if impaired, would result in a reduction of our income.

        Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. As of December 28, 2003, we had $705,905 of acquired product and licensing rights included in other assets. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net income caused by impairment charges could materially and adversely affect our results of operations.

From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

        As is the case with many large multinational corporations, we are subject from time to time to regulatory investigations, litigation and arbitration disputes. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant expense for us and harm our business.

We rely on external financing, including our credit facilities and accounts receivable securitization facility, to fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

        Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our revolving credit facility and our other credit facilities for working capital. In November 2003, we entered into an amended and restated revolving credit agreement with substantially all of our existing lenders, which provides for a $350 million revolving credit facility. The amount available for borrowing under this facility will be reduced by $50 million effective March 31, 2005, and by a further $50 million effective November 30, 2005. If we fail to maintain certain financial ratios or if our credit rating drops below BB at Standard & Poor's or Fitch ratings or Ba3 at Moody's ratings, this facility, which is currently unsecured, would become secured by substantially all of our domestic inventory as well as certain of our intangible assets. The credit agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions on capital expenditures, investments, acquisitions, share repurchases, incurrence of indebtedness and dividend payments. These restrictive covenants may limit our future actions, and financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. If we were unable to meet our financial covenants, or if we failed to comply with other covenants in our credit facility, we could face significant negative consequences.

        As an additional source of working capital and liquidity, in December 2003, we entered into a $250 million three-year trade accounts receivable securitization program. Under this program, we sell on an ongoing basis, substantially all of our U.S. dollar denominated trade accounts receivable to a bankruptcy remote special purpose entity. Under this facility, the special purpose entity is able to sell, on a revolving basis, undivided ownership interests in the eligible receivables to bank conduits. We retain a subordinated interest and servicing rights to those eligible receivables sold under the facility. During the term of the facility, we must maintain certain performance ratios. If we fail to maintain these ratios, we could be prevented from accessing this cost-effective source of working capital and short-term financing.

        We believe that our cash flow from operations, together with our cash on hand and access to existing credit facilities and our accounts receivable securitization facility, are adequate for current and planned needs in 2004. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing our available cash balance, such as unexpected material operating losses or increased capital or other expenditures, as well as increases in inventory or accounts receivable that are ineligible for sale under our securitization facility, or future events that may reduce or eliminate the availability of external financial resources.

        We also may choose to finance our capital needs, from time to time, through the issuance of debt securities. Our ability to issue such securities on satisfactory terms, if at all, will depend on the state of our business and financial condition, any ratings issued by major credit rating agencies, market interest rates, and the overall condition of the financial and credit markets at the time of the offering. The condition of the credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Variations in these factors could make it difficult for us to sell debt securities or require us to offer higher interest rates in order to sell new debt securities. The failure to receive financing on desirable terms, or at all, could damage our ability to support our future operations or capital needs or engage in other business activities.

        As of December 28, 2003, we had approximately $701 million of total principal amount of indebtedness outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all. This total indebtedness includes the $250 million in aggregate principal amount of 2.75% senior convertible debentures which we issued in 2001. On December 1, 2005, December 1, 2011 and December 1, 2016, and upon the occurrence of certain fundamental corporate changes, holders of the 2.75% senior convertible debentures may require us to purchase their debentures. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at our discretion, provided that we will pay accrued and unpaid interest in cash. Our current intent is to settle in cash any puts exercised in the future. However, we may not have sufficient funds at that time to make the required repurchases.

        We previously issued warrants that provide the holder with an option through January 2008 to sell all of these warrants to us for a price to be paid, at our election, of either $100 million in cash or $110 million in our common stock, such stock being valued at the time of the exercise of the option. Should we be required to settle these warrants under this option, we believe that we will have adequate funds to settle in cash if necessary. However, we may not have sufficient funds at that time to make the required payment and may be required to settle the warrants in stock.

Market and public health conditions and other third party conduct could negatively impact our margins and our other business initiatives.

        Economic and public health conditions, including factors that impact the strength of the retail market and retail demand or our ability to manufacture and deliver products, rising fuel and raw material prices or transportation costs may lower our margins and harm our business. In addition, general economic conditions were significantly and negatively affected by the September 11, 2001 terrorist attacks and could be similarly affected by any future attacks. Economic conditions may also be negatively impacted by wars and other conflicts, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability. Other conditions, such as the unavailability of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could delay or increase the cost of implementing our business initiatives and product plans or alter our actions and reduce actual results. Work stoppages, slowdowns or strikes, or the occurrence or threat of wars or other conflicts, could impact our ability to manufacture or deliver product.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations, violation of which could subject us to sanctions. In addition, we could be the subject of future product liability suits, which could harm our business.

        As a manufacturer of consumer products, we are subject to significant government regulations under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act. In addition, certain of our products are subject to regulation by the Food and Drug Administration. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance in the future. Failure to comply could result in sanctions which could have a negative impact on our business, financial condition and results of operations.

        In addition to government regulation, products that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future. While we currently maintain product liability insurance coverage in amounts we believe sufficient for our business risks, we may not be able to maintain such coverage or such coverage may not be adequate to cover all potential claims. Moreover, even if we maintain sufficient insurance coverage, any successful claim could significantly harm our business, financial condition and results of operations.

        As a large, multinational corporation, we are subject to a host of governmental regulations throughout the world, including antitrust, customs and tax requirements, anti-boycott regulations and the Foreign Corrupt Practices Act. Our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could harm our business and financial condition.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

        Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. In 2002, as the result of the adoption of Statement of Financial Accounting Standards No. 142 on December 31, 2001, the first day of fiscal 2002, we recorded an impairment charge, before taxes, of $296,223 as a cumulative effect of accounting change in our consolidated statement of operations. At December 28, 2003, approximately $463.7 million, or 14.7%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill could harm our results of operations.

  Financial Information About International and United States Operations and Export Sales

        The information required by this item is included in note 16 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report and is incorporated herein by reference.

ITEM 2.    PROPERTIES

Location	Use	Square Feet	Type of Possession	Lease Expiration Dates
Rhode Island
Pawtucket(1)(2)(6)	Administrative, Sales & Marketing Offices & Product Development	343,000	Owned	—
Pawtucket(6)	Executive Office	23,000	Owned	—
East Providence(6)	Administrative Office	120,000	Leased	2004
Central Falls(1)(2)(6)	Warehouse	261,500	Owned	—
Massachusetts
East Longmeadow(2)	Office, Manufacturing & Warehouse	1,148,000	Owned	—
East Longmeadow(1)(2)	Warehouse	500,000	Leased	2004
Texas
Arlington(2)	Warehouse	60,200	Leased	2004
Dallas(2)	Warehouse	147,500	Leased	2005
Washington
Renton(2)(3)	Offices	134,900	Leased	2005
Tukwilla(2)	Warehouse	5,000	Leased	2004
Australia
Lidcombe(5)	Office & Warehouse	161,400	Leased	2007
Eastwood(5)	Office	16,900	Leased	2008
Belgium
Brussels(5)	Office & Showroom	18,800	Leased	2008
Canada
Montreal(5)	Office, Warehouse & Showroom	133,900	Leased	2010
Mississauga(5)	Sales Office & Showroom	16,300	Leased	2010
Montreal(5)	Warehouse	88,100	Leased	2010
Chile
Santiago(5)	Warehouse	67,600	Leased	2006
Santiago(5)	Office	17,300	Leased	2006

China
Shenzen PRC(5)	Office	25,700	Leased	2006
Denmark
Glostrup(5)	Office	9,200	Leased	2004
England
Uxbridge(5)	Office & Showroom	51,000	Leased	2013
France
Le Bourget du Lac(5)	Warehouse	107,900	Owned	—
Savoie Technolac(5)	Office	33,500	Owned	—
Creutzwald(5)	Warehouse	301,300	Owned	—
Germany
Dietzenbach(5)	Office	43,000	Leased	2006
Soest(5)	Office & Warehouse	258,300	Owned	—
Soest(5)	Warehouse	53,800	Leased	2005
Soest(5)	Warehouse	21,500	Leased	2004
Greece
Athens(5)	Office & Warehouse	25,100	Leased	2007
Hong Kong
Kowloon(4)	Offices	62,100	Leased	2005
New Territories(4)	Warehouse	11,500	Leased	2005
New Territories(4)	Warehouse	8,100	Leased	2005
Hungary
Budapest(5)	Office & Warehouse	10,000	Leased	2004
Ireland
Waterford(5)	Office, Manufacturing & Warehouse	244,000	Owned	—
Italy
Milan(5)	Office & Showroom	12,100	Leased	2007
Mexico
Periferico(5)	Office	16,100	Leased	2004
Carretera(5)	Warehouse	215,500	Leased	2004
The Netherlands
Utrecht(5)	Office	7,200	Leased	2008
New Zealand
Auckland(5)	Office & Warehouse	35,000	Leased	2010
Poland
Warsaw(5)	Office & Warehouse	18,600	Leased	2004
Spain
Valencia(5)	Office & Warehouse	469,100	Leased	2014

Switzerland
Berikon(5)	Office & Warehouse	25,000	Leased	2004
Delemont(5)	Office	9,200	Leased	2009
Turkey
Istanbul(5)	Office	6,800	Leased	2004
Wales
Newport(5)	Warehouse	75,000	Leased	2013
Newport(5)	Warehouse	170,000	Owned	—

(1)
Property used in the U.S. Toys segment.

(2)
Property used in the Games segment.

(3)
Property used in Other segments.

(4)
Property used in the Operations segment.

(5)
Property used in the International segment.

(6)
Property used in the Corporate area.

        In addition to the above listed facilities, the Company either owns or leases various other properties approximating an aggregate of 313,300 square feet which are utilized by its various segments. The Company also either owns or leases an aggregate of approximately 533,579 square feet not currently being utilized in its operations or previously included in restructuring actions, which are currently subleased or offered for sublease.

        The foregoing properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.

        The Company believes that its facilities are adequate for its current needs.

ITEM 3.    LEGAL PROCEEDINGS

        We are currently party to certain legal proceedings, none of which, individually or in the aggregate, we believe to be material to our financial condition.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Alan G. Hassenfeld(1)	55	Chairman of the Board	Since 1999
Alfred J. Verrecchia(2)	61	President and Chief Executive Officer	Since 2003
David D. R. Hargreaves(3)	51	Senior Vice President and Chief Financial Officer	Since 2001
Brian Goldner(4)	40	President, Toy	Since 2003
Richard B. Holt(5)	62	Senior Vice President and Chief Audit and Fiscal Compliance Officer	Since 2003
Barry Nagler(6)	47	Senior Vice President, General Counsel and Secretary	Since 2001
Deborah Thomas Slater(7)	40	Senior Vice President and Controller	Since 2003
Martin R. Trueb	51	Senior Vice President and Treasurer	Since 1997
E. David Wilson(8)	66	President, Games	Since 2001

(1)
Prior to May 2003, Chairman of the Board and Chief Executive Officer since 1999; Prior thereto, Chairman of the Board, President and Chief Executive Officer.

(2)
Prior thereto, President and Chief Operating Officer from 2001 to 2003; prior thereto President, Chief Operating Officer and Chief Financial Officer from 2000 to 2001; prior thereto, Executive Vice President and Chief Financial Officer from 1999 to 2000; prior thereto, Executive Vice President, Global Operations and Development during 1999; prior thereto, Executive Vice President and President, Global Operations from 1996 to 1999.

(3)
Prior thereto, Senior Vice President and Deputy Chief Financial Officer from 1999 through 2000; prior thereto, Senior Vice President, Finance during 1999; prior thereto, Senior Vice President, Finance and Planning, Global Marketing from 1997 to 1999.

(4)
Prior thereto, President, U.S. Toys, from 2001 to 2003; prior thereto, from 2000 to 2001, Senior Vice President and General Manager, U.S. Toys; during 2000, Chief Operating Officer of Tiger Electronics, Ltd., a subsidiary of the Company; prior thereto, Chief Operating Officer, Bandai America, Inc., from 1997 to 2000.

(5)
Prior thereto, Senior Vice President and Controller from 1992 to 2003.

(6)
Prior thereto, Senior Vice President and General Counsel from 2000 to 2001; prior thereto, Senior Vice President and General Counsel, Reebok International, Ltd. from 1997 to 2000.

(7)
Prior thereto, Vice President and Assistant Controller from 1998 to 2003.

(8)
Prior thereto, Senior Vice President and Sector Head, Games from 1999 to 2001; prior thereto, President, Hasbro Americas from 1997 to 1999.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock, par value $.50 per share (the "Common Stock"), is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices as reported on the Composite Tape of the New York Stock Exchange and the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices
Period			Cash Dividends Declared
	High	Low
2003
1st Quarter	$14.60	11.01	$.03
2nd Quarter	18.05	13.66	.03
3rd Quarter	19.37	17.26	.03
4th Quarter	22.63	18.21	.03
2002
1st Quarter	$17.30	12.84	$.03
2nd Quarter	16.98	13.56	.03
3rd Quarter	13.92	10.75	.03
4th Quarter	13.48	9.87	.03

        The approximate number of holders of record of the Company's Common Stock as of February 27, 2004 was 9,500.

  Dividends

        Declaration of dividends is at the discretion of the Company's Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate. Payment of dividends is further subject to restrictions contained in agreements relating to the Company's outstanding short-term and long-term debt. Under the most restrictive agreement, dividend payments are restricted to the greater of $50 million per annum or 50% of prior fiscal year consolidated net income.

ITEM 6.    SELECTED FINANCIAL DATA

(Thousands of Dollars and Shares Except per share Data and Ratios)

	Fiscal Year
	2003	2002	2001	2000	1999
Statement of Earnings Data:
Net revenues	$3,138,657	2,816,230	2,856,339	3,787,215	4,232,263
Net earnings (loss) before cumulative effect of accounting change	$175,015	75,058	60,798	(144,631)	188,953
Per Common Share Data:
Earnings (loss) before cumulative effect of accounting change
Basic	$1.01	.43	.35	(.82)	.97
Diluted	$.98	.43	.35	(.82)	.93
Cash dividends declared	$.12	.12	.12	.21	.24
Balance Sheet Data:
Total assets	$3,163,376	3,142,881	3,368,979	3,828,459	4,463,348
Long-term debt	$686,871	857,274	1,165,649	1,167,838	420,654
Ratio of Earnings to Fixed Charges(1)	4.56	2.05	1.76	(.67)	4.10
Weighted Average Number of Common Shares:
Basic	173,748	172,720	172,131	176,437	194,917
Diluted	178,484	173,488	173,018	176,437	202,103

(1)
For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest, amortization of debt expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes. Earnings for 2000 were insufficient to cover fixed charges by $225,986.

  See "Business-Forward-Looking Information and Risk Factors That May Affect Future Results" contained in Item 1 of this report for a discussion of risks and uncertainties that may affect future results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report for a discussion of factors affecting the comparability of information contained in this Item 6.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the audited consolidated financial statements of the Company included elsewhere in this document.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's expectations and beliefs. See "Business—Forward-Looking Information and Risk Factors That May Affect Future Results" for a discussion of other uncertainties, risks and assumptions associated with these statements.

Summary

        A percentage analysis of results of operations follows:

	2003	2002	2001
Net revenues	100.0%	100.0%	100.0%
Cost of sales	41.0	39.0	42.8

Gross profit	59.0	61.0	57.2
Amortization	2.4	3.4	4.3
Royalties	7.9	10.5	7.3
Research and product development	4.6	5.5	4.4
Advertising	11.6	10.5	10.2
Selling, distribution and administration	21.5	23.3	23.6
Interest expense	1.7	2.8	3.6
Other expense, net	1.5	1.3	0.4

Earnings before income taxes and cumulative effect of accounting change	7.8	3.7	3.4
Income taxes	2.2	1.0	1.3

Net earnings before cumulative effect of accounting change	5.6	2.7	2.1
Cumulative effect of accounting change, net of tax	(0.6)	(8.8)	—

Net earnings (loss)	5.0%	(6.1)%	2.1%

(Thousands of Dollars and Shares Except Per Share Data)

Executive Summary

        The Company earns revenue and generates cash through the sale of a variety of toy and game products both within the United States and in international markets. Most of the Company's products are either internally developed or licensed from outside inventors. In addition to the products based on its own core brands, the Company also offers internally developed products tied to licensed theatrical and television based entertainment properties, such as STAR WARS and DISNEY movies.

        The Company's principal business strategies focus on:

  •
  Growing its core brands,

  •
  Developing new and innovative toy and game products, and

  •
  Increasing operating margins by optimizing efficiencies within the Company.

        Management views the Company's principal product opportunities as falling into three general categories: core brands, innovative new products and entertainment-based products. Although the Company intends to continue to offer products based on licensed entertainment properties, in the past three years the Company has actively sought to reduce its reliance on products based on these entertainment properties and to achieve more consistent performance by focusing greater resources on the development and growth of its core brands and on producing innovative products which are not based on movie properties.

        The Company's core brands represent Company-owned or Company-controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL and TONKA, which the Company views as presenting potential to be successful over the long-term. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. However, the volatility of consumer preferences and the high level of competition in the family entertainment industry make it difficult to maintain the long-term success of existing product lines and consistently introduce successful new products.

        In addition to its focus on core brands, the Company's strategy also involves trying to meet ever changing consumer preferences by identifying and offering innovative products based on market opportunities. In 2003, the success of innovative products such as BEYBLADE, FURREAL FRIENDS, and VIDEONOW contributed significantly to the Company's success. Although BEYBLADE products accounted for approximately 11% of the Company's consolidated net revenues in 2003, the Company believes its strategy of focusing on the development of its core brands and continuing to identify opportunistic new products will prevent the Company from being dependent on the success of any one product line.

        While the Company's strategy focuses on growing its core brands and the development of innovative, new products, the Company continues to evaluate and enter into strategic arrangements to license entertainment-based properties when the Company believes it is economically beneficial. Entertainment-based licenses in 2003 included DISNEY and STAR WARS. Revenues in 2002 were positively impacted by increased shipments of STAR WARS products as a result of the release of STAR WARS: EPISODE II: ATTACK OF THE CLONES, theatrically in May of 2002 and on DVD and video in November of 2002. Although gross profits of entertainment-based products are generally higher, this increased gross margin is offset by royalty expenses incurred on these sales, as well as amortization expense of property rights paid to the licensor of such properties.

        In recent years, the Company has also focused on reducing its fixed costs and increasing its operating margins. In 2003, the Company continued this focus with a number of business efficiency initiatives. Two of these initiatives were the cessation of manufacturing at the Company's Valencia, Spain facility and the announced closure of the remaining retail stores operated under the Wizards of the Coast and Gamekeeper names. The Company continues to review its operations in order to determine areas where greater efficiency can be achieved.

        The Company's strategy for the near-term also focuses on the reduction of long-term debt. The goal of management is to reduce the Company's debt-to-capitalization ratio, defined as total debt, both short-term and long-term, as a percentage of total equity plus total debt, to 25-30% over the medium term. In the fourth quarter of 2003, the Company initiated a tender offer, pursuant to which the Company repurchased $167,257 of aggregate principal amount of the 8.50% notes due 2006 previously issued by the Company. In addition, in the first quarter of 2003, the Company repurchased or repaid $200,288, in principal amount, of 7.95% notes due in March 2003. At December 28, 2003, the Company's debt-to-capitalization ratio was approximately 34%, which compared to approximately 48% at December 29, 2002.

        2003 was a year of continuing consolidation in the toy and game industry, with further store closings and the bankruptcy of two notable toy and game retailers. As a result, the Company's customer base continues to become more concentrated. While the consolidation of customers may provide certain benefits to the Company, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to the Company's business associated with a major customer having financial difficulties or reducing its business with the Company. In addition, increased customer concentration may decrease the prices the Company is able to obtain for some of its products. The Company believes that its strategy of seeking to produce sought after products, which provide value to both consumers and the Company's customers, will help protect the Company from any negative impact resulting from an environment of increasing retail consolidation.

Results of Operations

        Net earnings for the fiscal year ended December 28, 2003 were $157,664, or $.88 per diluted share. Net earnings (loss) for fiscal 2002 and 2001 were $(170,674) and $59,732, or $(.98) and $.35 per diluted share, respectively.

        Included in net earnings for 2003 is a cumulative effect of accounting change, net of tax, of $(17,351), or $(.10) per diluted share, relating to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" ("SFAS 150"). Subsequent to the adoption of this statement, which requires the Company to adjust certain warrants to their fair value through earnings, the Company incurred a non-cash charge of $13,630 relating to the increase in fair value of these warrants. Net earnings in 2003 also included the impact of debt reduction activities and charges associated with the business efficiency activities of the Company, two of which were noted above. Associated cash charges in 2003 include a loss on the extinguishment of debt, net of taxes, of $12,612 relating to the repurchase of the Company's debt mentioned above. Additionally, 2003 net earnings include cash charges, net of taxes, of $20,684 relating to severance and lease costs associated with the cessation of manufacturing at the Company's facility in Valencia, Spain and the disposition of substantially all of the Company's remaining retail stores.

        Included in the net loss for 2002 is a cumulative effect of accounting change, net of tax, of $(245,732), or $(1.42) per diluted share, relating to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The 2002 net loss also includes a non-cash charge, net of tax, of $31,747 for the write-down of the Company's investment in Infogrames Entertainment S.A. ("Infogrames") common stock. In addition, the 2002 net loss includes a charge of $7,566 relating to a fine imposed on the Company's United Kingdom affiliate by the Office of Fair Trading in the United Kingdom ("OFT") for alleged anti-competitive pricing practices. The 2002 net loss was favorably impacted by the provisions of SFAS 142 that eliminated the amortization of goodwill and certain intangibles deemed to have indefinite lives. The elimination of this amortization and its related tax effect had SFAS 142 been applied in 2001 would have increased net earnings by $45,013. Also favorably impacting the 2002 net loss was interest income, net of tax, of $7,556, received on an IRS tax settlement.

        Included in net earnings for 2001 is a $1,066 net of tax charge relating to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." Costs incurred in the Company's International segment relating to the deteriorating Argentine business environment and the devaluation of the peso amounted to $11,290, net of tax, in 2001. Approximately half of this charge relates to the impact of the devaluation on U.S. dollar denominated intercompany liabilities the Company held in Argentina.

        Consolidated net revenues for the year ended December 28, 2003 were $3,138,657 compared to $2,816,230 in 2002 and $2,856,339 in 2001. Most of the Company's revenues and operating profit result from its three principal segments: U.S. Toys, Games and International, which are discussed in detail below.

  U.S. Toys

        Net revenues in the U.S. Toys segment increased by 6% in 2003 over 2002 to $1,057,984. The increase is due primarily to strong sales of BEYBLADE and FURREAL FRIENDS products, which were introduced in the second half of 2002. In addition, revenue from sales of VIDEONOW, which was introduced in 2003, and MY LITTLE PONY, which was reintroduced in 2003, contributed to the increase in revenues. Revenues were also positively impacted by increased shipments of products related to certain core brands, such as TRANSFORMERS and PLAYSKOOL products. Sales of DISNEY products also increased as a result of the theatrical, video and DVD releases of FINDING NEMO and the DVD and video re-releases of THE LION KING in 2003. These increases were partially offset by the expected decrease in sales of STAR WARS products in a non-movie year, as well as decreased sales of BOB THE BUILDER, E-KARA, and ZOIDS products.

        U.S. Toys' operating profit for the year ended December 28, 2003 was $91,996 compared with $75,664 in the prior year. The increase in operating profit was largely due to lower royalty and amortization expenses as the result of lower sales of entertainment-based products, primarily STAR WARS related products. STAR WARS property rights are amortized in proportion to expected remaining sales. In periods with higher sales of STAR WARS products, such as 2002, the resulting amortization expense will be higher. The decreases in royalty and amortization expense were partially offset by decreased gross profits due to a change in product mix. Although revenues increased in 2003, the 2002 product mix included higher sales of STAR WARS products, which have higher gross margins, while the 2003 product mix included increased sales of lower gross margin products, resulting in an overall decrease in gross profits. Operating profit in 2003 was also impacted by higher advertising expense reflecting the Company's increased focus on marketing to raise awareness of its core brands and to launch new products.

        Net revenues in the U.S. Toys segment increased by 7% in 2002 over 2001 to $996,496. The increase was due primarily to higher revenues from STAR WARS products. In addition, revenues were positively impacted by increased shipments of products related to certain core brands, such as G.I. JOE, TRANSFORMERS and PLAYSKOOL products, as well as the introduction of BEYBLADE products. These increases were partially offset by decreased sales of electronic interactive products, such as B.I.O. BUGS and POO-CHI, remote control toys and, to a lesser extent, POKEMON products and E-KARA. In addition, 2001 sales were favorably affected by the theatrical and video releases of JURASSIC PARK III and DISNEY'S MONSTERS, INC. in that year.

        U.S. Toys' operating profit for the year ended December 29, 2002 was $75,664 compared with $15,808 in the prior year. The increase in operating profit was largely due to higher gross margins resulting from the mix of products sold in 2002 versus 2001, primarily STAR WARS products, which carry a higher gross margin. The increase in gross margin was partially offset by increased royalty expense resulting from higher sales of licensed products in 2002, again primarily STAR WARS products. In addition to this, operating profit was positively impacted by lower sales and administration costs in 2002 as a result of the Company's focus on cost reduction and more effective management, resulting largely from the consolidation of the U.S. Toys segment into essentially one location, a process begun in 2000. Higher amortization expense in 2002 relating to the product rights associated with STAR WARS was offset by the elimination of amortization of goodwill and product rights deemed to have an indefinite life as the result of the Company's adoption of SFAS 142 at the beginning of fiscal 2002.

  Games

        Games segment revenues increased 9% in 2003 to $804,547 from 2002 levels of $739,782. The increase primarily relates to continued strong shipments of TRIVIAL PURSUIT 20TH ANNIVERSARY EDITION, which was initially released in the U.S. in the third quarter of 2002, as well as shipments of TRIVIAL PURSUIT POP CULTURE DVD game, which was introduced in the fourth quarter of 2003; increased shipments of TWISTER products which include TWISTER MOVES; continued strong sales of MONOPOLY brand products; and increased revenues from shipments of other core brands, primarily MAGIC: THE GATHERING products, as well as higher revenues from other non-licensed trading card games. These increases were partially offset by decreased sales of licensed trading card games including POKEMON and HARRY POTTER.

        Games segment operating profit increased to $175,295 in 2003 from $124,523 in 2002. The increase in operating profit was primarily due to increased gross profit from higher revenues, as well as lower royalty expense, resulting from decreased sales of licensed trading card games. These factors were partially offset by an increase in advertising expense due to the Company's strategy to increase advertising focused on increasing demand for its core brands. Operating profit for 2003 also benefited from decreased fixed expenses as the result of cost reduction initiatives.

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

        Games segment operating profit decreased to $124,523 in 2002 from $156,089 in 2001. The decrease in operating profit was primarily due to the decrease in revenues as well as increased product development expenses. These factors were partially offset by a decrease in selling, distribution and administration expenses largely due to the Company's cost reduction initiatives as well as decreased intangible amortization expense resulting from the Company's adoption of SFAS 142.

  International

        International segment revenues increased 22% in 2003 compared to 2002 to $1,184,532. Revenues were positively impacted by currency translation of approximately $127,900 as the result of the weaker U.S. dollar. This foreign exchange impact accounted for 13% of the percentage increase in net segment revenues for 2003. Local currency revenue increases for 2003 were primarily a result of revenues from BEYBLADE products and to a lesser extent, FURREAL FRIENDS products, which were introduced in most markets in the fourth quarter of 2002. Revenues were also positively impacted by increased sales of core brand products, including MY LITTLE PONY, as well as MAGIC: THE GATHERING, TRANSFORMERS, MONOPOLY and PLAYSKOOL products. These increases were partially offset by lower revenues from STAR WARS products, decreases in sales of licensed trading card games including HARRY POTTER and POKEMON, and decreased sales of E-KARA products.

        International operating profit increased to $91,273 in 2003 from $5,177 in 2002. The increase in operating profit was primarily due to increased gross profit on higher revenues, partially offset by increased advertising expense. The expected decrease in royalty expense relating to lower sales of STAR WARS products was largely offset by increased royalty expense associated with higher sales of BEYBLADE products and the foreign exchange impact of the weaker U.S. dollar. Selling, distribution and administration costs decreased as a percentage of sales, but increased in amount, largely due to the foreign exchange impact of the weaker U.S. dollar. Gross profit and operating profit were also negatively impacted by the Company's decision to cease its manufacturing operations in Spain. The most significant components related to this action were cash charges of approximately $18,400 associated with severance. However, this move is expected to result in future cost savings to the Company. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net positive translation impact to International operating profit of approximately $6,500 for 2003. Operating profit in 2002 was negatively impacted by a fine against the Company by the OFT for alleged anti-competitive pricing practices, which resulted in a charge of $7,566 in the fourth quarter.

        International segment revenues decreased 3% in 2002 to $970,825 compared to 2001. While revenues decreased from 2001, International segment revenues were positively impacted by currency translation of approximately $34,700 as the result of the weaker U.S. dollar. Decreases relating to POKEMON and JURASSIC PARK III products were mostly offset by increased sales of STAR WARS products, DISNEY products resulting from the international release of MONSTERS, INC. in 2002, and BEYBLADE products.

        International operating profit decreased to $5,177 in 2002 from $28,658 in 2001. As noted above, operating profit was negatively impacted by a fine against the Company by the OFT in 2002 of $7,566. Operating profit was also negatively impacted by increased product development expenses as the result of the Company's increased focus on developing its core brands. Increased gross margins were largely offset by higher royalty expenses resulting from increased sales of entertainment-based licensed properties, primarily STAR WARS products. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net positive translation impact to International operating profit of approximately $4,700 for 2002.

  Other Segments

        Revenues from the Retail segment, which represents the retail operations of Wizards of the Coast, were $37,707 in 2003, compared with $48,983 in 2002 and $51,019 in 2001. The operating loss of this segment was $(34,604) in 2003 versus $(19,877) in 2002, and $(36,897) in 2001. In December 2003, the Company announced the closure of all of its remaining Wizards of the Coast and Game Keeper stores. Included in the segment's 2003 operating loss is a charge related to this action, the most significant components of which were cash charges related to leases and severance of approximately $14,000. The retail stores provided the Company with a direct to consumer sales channel for Wizards of the Coast and other Hasbro products. The Company expects that revenues for Company products which used to be sold in these retail stores will continue through other sales channels. The Games segment plans to increase certain advertising and marketing initiatives to sustain the benefits that the retail stores provided to its product lines in the past. While the Company will have continuing revenue and certain costs associated with the sales of products which used to be sold in the retail stores in its future operations, it did not consider operating retail stores core to its business and believes the elimination of these stores will decrease costs to the Company and improve business efficiencies. The 2001 operating loss includes a charge of approximately $16,000 associated with impairment of long-lived assets.

  Gross Profit

        The Company's gross profit margin decreased in 2003 to 59.0% from 61.0% in 2002, which compares with 57.2% in 2001. The decrease from 2002 primarily reflects a change in mix of products sold, with decreased sales of STAR WARS products in 2003 over 2002. The increase in gross margin from 2001 to 2002 also reflects this mix of products sold, with increased sales of STAR WARS and DISNEY products partially offset by decreased sales of trading card games. All of these products have higher gross margins. In addition to the mix of products sold, the decrease from 2002 gross margin levels also reflects 2003 charges incurred by the Company to cease manufacturing operations in Spain, comprised primarily of severance costs as well as non-cash charges associated with fixed assets. The production activities previously performed in Spain will be transferred to the Company's other manufacturing facilities or outsourced to third party suppliers. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

  Expenses

        Amortization expense decreased to $76,053 or 2.4% of net revenues in 2003, compared with amortization of $94,576 or 3.4% of net revenues in 2002 and $121,652 or 4.3% of net revenues in 2001. The decrease from 2002 to 2003 is primarily related to decreased amortization of the property rights related to STAR WARS. The STAR WARS property rights are amortized in proportion to expected remaining sales. In periods with higher sales of STAR WARS products, such as 2002, the resulting amortization expense will be higher. Comparing 2002 to 2001, the 2001 amortization amount includes $53,655 of amortization of goodwill and certain intangibles that were determined to have indefinite lives when the Company adopted the provisions of SFAS 142 on December 31, 2001. Such intangibles and goodwill are no longer amortized and they are tested for impairment at least annually. When compared to adjusted amortization from 2001, the resulting increase in amortization expense in 2002 was, for the most part, the result of increased amortization of STAR WARS property rights.

        Royalty expense decreased to $248,423, or 7.9% of net revenues in 2003 from $296,152, or 10.5% of net revenues in 2002. The decrease primarily relates to lower sales of STAR WARS related products. This decrease was in accordance with the Company's expectations as the Company continues to focus on its core brands, and there was no theatrical, video, or DVD release of a STAR WARS property in 2003. The decrease in royalty expense as a result of STAR WARS was partially offset by increased royalty expense related to BEYBLADE products and the foreign exchange impact of the weaker U.S. dollar. Royalty expense increased to $296,152, or 10.5% of net revenues in 2002 from $209,725 or 7.3% of net revenues in 2001. The increase was primarily related to increased sales of entertainment-based product, principally STAR WARS related. Revenues derived from entertainment-based properties, such as STAR WARS, and resultant royalties, while continuous over the life of a contract, are generally higher in amount in the year a theatrical release takes place. The degree to which revenues, royalties and operating profits fluctuate is dependent not only on theatrical release dates, but video and DVD release dates as well. In 2004, the Company has licensing rights to two major theatrical releases, DISNEY/PIXAR'S THE INCREDIBLES, expected to be released in the spring, and DREAMWORKS' SHREK 2, expected to be released in the summer.

        Expenditures for research and product development were $143,183 in 2003 compared to $153,775 in 2002 and $125,633 in 2001. As percentages of net revenues, research and product development was 4.6% in 2003 compared to 5.5% in 2002 and 4.4% in 2001. Investment in research and product development costs is an important component to the Company's strategy to grow core brands and to create new and innovative toy and game products. The decrease in 2003 was primarily the result of more efficient and cost effective processes for design and engineering. The increase from 2001 to 2002 related to the Company's continued focus on product innovation as part of its strategy to develop its core brands. The Company expects research and product development expenses to remain consistent with 2003 levels as a percentage of sales in 2004.

        Advertising expense in 2003 increased to $363,876, or 11.6% of net revenues, compared to $296,549 or 10.5% of net revenues in 2002 and $290,829 or 10.2% of net revenues in 2001. The increases reflect the Company's greater focus on marketing to increase and maintain awareness of its core brands, as well as to introduce new products. The Company expects 2004 expense to increase in dollars and as a percentage of sales as it continues to follow this strategy of focusing on core brands and offering new innovative products.

        Selling, distribution and administration expenses increased in dollars, but decreased as a percentage of net revenues in 2003 to $674,544 or 21.5% of net revenues from $656,725 or 23.3% of net revenues in 2002. The costs decreased both in dollars and as a percentage of net revenues in 2002 from the 2001 costs of $673,687 or 23.6% of net revenues. The increase in dollars in 2003 partially reflects charges relating to the Company's announced closure of its remaining retail stores operated under the Wizards of the Coast and Game Keeper names. The increased expenses were also the result of higher distribution expenses due to increased sales volume, higher international expenses in translated U.S. dollars as the result of the weaker U.S. dollar, and increased management bonus provisions as the result of the Company's improved financial performance. These increases offset decreases in certain other expenses resulting from the Company's ongoing cost reduction efforts as part of its strategy to make its business more efficient. The decrease from 2001 to 2002 was primarily due to the Company's cost reduction efforts, partially offset by a charge of $7,566 in 2002 relating to a fine assessed by the OFT against the Company for alleged anti-competitive pricing practices. The Company is continuing its focus on reducing selling, distribution and administration expenses, and anticipates that these costs as a percentage of net revenues will continue to decline in 2004.

  Nonoperating Expense

        Other expense, net, of $48,090 in 2003 compares to other expense, net, of $37,704 in 2002 and $11,443 in 2001. The 2003 amount includes a loss on extinguishment of debt of $20,342 relating to the 8.50% Notes due 2006, repurchased pursuant to a tender offer in the fourth quarter of 2003. Under the tender offer, the Company repurchased notes totaling $167,257 in aggregate principal amount. Nonoperating expense in 2003 also includes a non-cash charge of $13,630 related to the increase in the fair value of certain warrants required to be classified as a liability under the provisions of SFAS 150. As a result of adopting this new accounting standard, these warrants are now required to be adjusted to their fair value each quarter through earnings. The fair value of these warrants is primarily affected by the stock price of the Company at the date of measurement, but is also affected by the Company's stock price volatility over time as well as risk-free interest rates. Assuming the Company's stock volatility and risk-free interest rates remain constant, the fair value of the warrants will increase and the Company will recognize a charge to earnings if the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility and risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $25.00 per share at December 28, 2003 from its actual price of $21.22 a share on that date, the Company would have recognized an additional non-cash charge to earnings of approximately $16,650 to adjust the warrants to their fair value.

        Nonoperating expense for 2002 includes a $42,902 write-down of the value of the common stock of Infogrames, held by the Company as an available-for-sale investment. This charge was partially offset by interest income on a tax settlement of $10,211 received in the second quarter of 2002. The 2001 amount primarily reflects losses on foreign currency transactions, including the impact of the Argentine peso devaluation.

        Interest expense decreased to $52,462 in 2003 from $77,499 in 2002 and $103,688 in 2001. Approximately 52% of the decrease in 2003 as compared to 2002 is attributable to lower levels of short-term and long-term debt. This mainly reflects the repurchase and repayment of debt in the first quarter of 2003 when the Company repurchased or repaid $200,288, in principal amount, of 7.95% Notes, due in March 2003, using cash from operations. In the fourth quarter of 2003, as noted above, the Company repurchased $167,257 in principal amount of 8.50% Notes due 2006, in conjunction with a tender offer. The remaining decrease in interest expense in 2003 as compared to 2002 is due to lower effective interest rates, partially the result of interest rate swap agreements entered into during 2002 to reduce the amount of the Company's debt subject to fixed interest rates. The Company expects interest expense to continue to decrease in 2004 as a result of the Company executing its strategy of reducing its debt-to-capitalization ratio through reductions in long-term debt.

        A decrease in average borrowing rates accounted for approximately 53% of the decrease in interest expense from 2002 to 2001. This decrease was primarily the result of the issuance of $250,000 of 2.75% convertible senior debentures in November and December of 2001, the proceeds of which were used to repurchase debt with higher interest rates. To a lesser extent, average borrowing rates decreased as the result of interest rate swap agreements entered into in May 2002. The remaining 47% of the decrease in interest expense in 2002 was due to decreased average borrowings in 2002, primarily reflecting decreased short-term borrowings in 2002 as well as the repurchase, in principal amount, of $124,585 of 7.95% Notes due March 2003 during the last three quarters of 2002.

  Income Taxes

        Income tax expense was 28.3% of pretax earnings in 2003 compared with 27.9% of pretax earnings in 2002 and 36.8% in 2001. Absent the effect of the charge related to the adjustment of certain warrants to their fair value, which has no tax effect, the 2003 effective tax rate would have been 26.8%. Absent the effect of the amounts paid to the OFT in 2002, the 2002 tax rate would have been 26.0%. The increase in adjusted rate, from 26.0% to 26.8%, is primarily due to an increase in the valuation allowance established for certain deferred tax assets, offset by the tax impact of higher operating profits in jurisdictions with lower statutory tax rates. The decrease in 2002 from 2001 is primarily due to the adoption of SFAS 142, which eliminated amortization of goodwill and certain intangibles deemed to have an indefinite life.

Cumulative Effect of Accounting Changes

        On June 30, 2003, the first day of the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" ("SFAS 150"). SFAS 150 required the Company to reclassify certain warrants recorded as equity to a liability, and adjust the warrants to their fair value through earnings as of that date. On the date of adoption, the Company reclassified $107,669 from equity, where the warrants had previously been recorded, to current liabilities. A cumulative effect of accounting change of $17,351 was recorded to adjust the amount of this liability to its fair value on the adoption date. There is no tax benefit associated with this charge.

        On December 31, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 required the Company, within six months of the date of adoption, to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This initial assessment was completed during the second quarter of 2002. As part of this assessment, the Company allocated goodwill and other corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of those reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows. These values were compared in total with the fair value of the business based on market capitalization at the date of testing. Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of related tax impact of $50,491, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. This transitional charge was recorded as a cumulative effect of an accounting change and, in accordance with the statement, recorded retroactively to the first quarter of 2002.

        During 2001, the Company adopted the provisions of SFAS 133 which required that the Company record all derivatives, such as foreign exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges, are deferred and recorded as a component of accumulated other comprehensive earnings ("AOCE") until the hedged transactions occur and are then recognized in the consolidated statements of operations. As a result of adopting SFAS 133, and in accordance with the transition provisions, the Company recorded a one-time after tax charge of $1,066 during 2001 representing the cumulative effect of the adoption in its consolidated statements of operations and an after tax unrealized loss of $753 to AOCE, which the Company reclassified to earnings in 2001.

Liquidity and Capital Resources

        Hasbro has historically generated a significant amount of cash from normal operations. The Company has funded its operations and liquidity needs primarily through cash flows from operations, as well as utilizing, when needed, borrowings under its secured and unsecured credit facilities. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay outstanding short-term debt. During 2004, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility or receivable securitization program. As an additional source of working capital and liquidity, in December 2003, the Company entered into a three-year receivable securitization program whereby undivided interests in up to $250,000 of eligible domestic trade accounts receivable are sold, on a revolving basis, to bank conduits. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," receivable interests securitized are accounted for as a sale and removed from the consolidated balance sheet. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through the securitization program and committed lines of credit, are adequate to meet its needs for 2004. However, unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results for the Company, which could result in the Company being in non-compliance with its debt covenants and unable to use funding from its receivable securitization program. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility, other bank lines and the securitization program, a circumstance most likely to occur when operating shortfalls would most require supplementary borrowings to enable the Company to continue to fund its operations. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable which would prevent the Company from being able to fully utilize its receivable securitization program. The Company expects to be in compliance with its borrowing and securitization covenants in 2004.

        Long-term debt increased from nil in 1997 to $1,167,838 at December 31, 2000. This increase was the result of funding the Company's 1998 and 1999 business acquisitions, as well as repurchases of the Company's common stock. During the last three fiscal years, as part of its strategy of reducing long-term debt and its overall debt-to-capitalization ratio, the Company has been able to repurchase or repay approximately $490,000 in principal amount of long-term debt, primarily using cash from operations. Remaining principal amounts of long-term debt at December 28, 2003 were $676,020. The Company believes that the continuing reduction in its debt-to-capitalization ratio improves its liquidity situation by both decreasing cash required to service outstanding debt and by increasing the ability of the Company to obtain additional financing if the need to do so arises.

        At December 28, 2003, cash and cash equivalents, net of short-term borrowings, were $497,393 which compares to $474,321 and $199,071 at December 29, 2002 and December 30, 2001, respectively. Hasbro generated approximately $454,000, $473,000 and $372,000 of net cash from its operating activities in 2003, 2002 and 2001, respectively. Although net earnings before cumulative effect of accounting change increased to $175,015 in 2003 compared to $75,058 in 2002, the decrease in cash from operations in 2003 to 2002 was primarily the result of non-cash expenditures in 2002, including utilization of prepaid expenses related to STAR WARS royalties, and increased amortization expense in 2002, primarily STAR WARS related. Net cash provided by operating activities in 2002 also included a $120,000 royalty advance payment, which was recorded as a long-term asset. The increased cash flows from operations in 2002 from 2001 results primarily from the Company's aggressive management of its cash flow requirements. Cash flows from operations were favorably impacted by the Company's cost reduction initiatives in 2003, 2002, and 2001, resulting in a lower level of fixed operating expenses. Fourth quarter days sales outstanding improved to 49 days from 50 days in 2002 and 52 days in 2001. Accounts receivable at year-end is primarily composed of fourth quarter revenues.

        In 2003, as noted above, the Company entered into a revolving securitization facility whereby the Company is able to sell undivided interests in qualifying accounts receivable on an ongoing basis. At December 28, 2003, there was $193,713 outstanding under this program. The securitization facility replaced other programs routinely used by the Company to accelerate payment of trade receivables in prior years. Receivables as of December 28, 2003 were also impacted by the increased sales in the fourth quarter of 2003. The December 28, 2003 accounts receivable balance was also increased by approximately $29,100 from the currency impact of the weaker U.S. dollar. Inventories decreased to $168,979 at December 28, 2003 from $190,144 at December 29, 2002 as a result of the Company's inventory management and, to a lesser extent, the disposition of substantially all of its remaining retail stores operated under the Wizards of the Coast and Gamekeeper names. These decreases were partially offset by the currency impact of the weaker U.S. dollar in 2003. The net decrease in inventory levels reflects the Company's continued focus on supply chain management and its continued aggressive management of cash flow requirements. Improved inventory management in 2002 resulted in inventory levels being approximately $27,000 or 13% lower at December 2002 than December 2001.

        Prepaid expenses and other current assets increased to $211,981 at December 28, 2003 from $190,964 at December 29, 2002. The increase was primarily related to prepaid amounts relating to an increase in deferred and other taxes and other prepaid expenses and deposits. Prepaid expenses and other current assets also increased, to a lesser extent, as a result of the currency impact of the weaker U.S. dollar. These increases partially offset decreases in prepaid royalties from 2002. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. In addition to the decrease related to STAR WARS products, the decrease in advanced royalties is also due to the Company's business strategy of focusing on its core brands and reducing its reliance on licensed products. Increased sales of entertainment-based licensed products, primarily STAR WARS products, in 2002 resulted in a decrease in prepaid royalties from 2001, net of a $120,000 royalty advance paid in 2002 relating to the STAR WARS license. Due to the timing of future expected royalties covered by this payment, this advance was recorded in other assets as a long-term advance.

        Accounts payable and accrued expenses increased to $905,368 at December 28, 2003 from $743,958 at December 29, 2002. Of the 2003 increase, $138,650 is due to the Company's adoption of SFAS 150. As a result of this new accounting standard, the Company reclassified certain warrants from equity to a current liability and adjusted the amount of this liability to its fair value as of December 28, 2003. The remaining increase is due primarily to higher levels of accrued performance bonuses as the result of the Company's improved financial performance in 2003 as well as accrued expenses related to the cessation of manufacturing operations at the Company's facility in Spain and the disposition of its remaining Wizards of the Coast and Gamekeeper retail stores. These increases were partially offset by lower accrued royalties as a result of decreased sales of licensed products.

        Cash flows from investing activities were a net utilization of $64,879, $62,314 and $57,779 in 2003, 2002 and 2001, respectively. During 2003, the Company expended approximately $63,000 on additions to its property, plant and equipment while during 2002 and 2001 it expended approximately $59,000 and $50,000, respectively. Of these amounts, 66% in 2003, 64% in 2002 and 75% in 2001 were for purchases of tools, dies and molds related to the Company's products. While the terms of the Company's credit facility restrict the amount it can expend on additions to property, plant and equipment, the level of capital spending in 2003, 2002 and 2001 was below the level permitted under its outstanding credit facilities. In 2004, the Company expects capital expenditures to increase from these levels. During the three years ended December 28, 2003, depreciation and amortization of plant and equipment was $88,070, $89,262 and $104,247, respectively. The Company made no acquisitions of businesses in 2003, 2002 or 2001. In 2002, the Company made payments of $7,419 relating to the acquisition of Wizards of the Coast.

        The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenses paid and revenues collected made it necessary for the Company to borrow varying amounts during the year. During 2003, 2002, and 2001, the Company primarily utilized cash from operations and borrowing under its secured amended and restated revolving credit agreement to meet its cash flow requirements.

        In December 2003, as noted above, the Company entered into a three-year receivable securitization program. Under this program, the Company sells on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. The program provides the Company with a cost-effective source of working capital and short-term financing. Based on the amount of eligible accounts receivable as of December 28, 2003, the Company had availability under this program to sell $202,566, of which $193,713 was utilized.

        Prior to November 2003, the Company had a committed revolving credit agreement of $380,000, maturing in March 2005. The agreement was secured by substantially all of the Company's domestic accounts receivable and inventory. The agreement did not require the Company to maintain compensating balances but did contain certain restrictive covenants. In November 2003, the parties amended this agreement. The amended and restated agreement provides the Company with an unsecured revolving credit facility of $350,000, maturing in March 2007. The credit facility reduces by $50,000 effective March 31, 2005, and by a further $50,000 effective November 30, 2005. If the Company fails to maintain certain financial ratios or if the credit rating of the Company drops below BB at Fitch Ratings or Standard & Poor's, or Ba3 at Moody's, borrowings under the amended and restated facility would be secured by substantially all domestic inventory as well as certain intangible assets. At March 1, 2004, the Company was rated BBB- by Fitch, BB by Standard & Poor's, and Baa3 by Moody's. The Company is not required to maintain compensating balances under the agreement. The amended and restated agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all restrictive covenants as of and for the fiscal year ended December 28, 2003. The Company had no borrowings outstanding under its committed revolving credit facility at December 28, 2003. The Company also has other uncommitted lines from various banks, of which approximately $23,400 was outstanding at December 28, 2003. Amounts available and unused under the committed line at December 28, 2003 were approximately $326,000.

        Net cash utilized by financing activities was $373,307 in 2003. This was primarily the result of the Company's use of cash flows from operations to repurchase or repay $200,288 in principal amount of 7.95% Notes in March 2003. In addition, the Company repurchased $167,257 in principal amount of 8.50% Notes due 2006 in the fourth quarter of 2003 at a total cost of $188,991. Also in 2003, as the result of the increase in the Company's stock price during the year, the Company received $39,892 in proceeds from the exercise of employee stock options. The Company also paid $3,378 to repurchase shares issued upon the exercise of certain warrants as well as to terminate a warrant agreement.

        Net cash utilized by financing activities was $159,337 in 2002. This was primarily the result of the Company's use of cash flows from operations to repurchase $124,585 and $2,385 in principal amount of 7.95% notes due in March 2003 and 5.60% notes due in 2005, respectively.

        In November and December of 2001, the Company issued $250,000 in principal amount of senior convertible debentures due 2021. The proceeds from the sales along with cash on hand were used to repurchase $250,000 in original principal amount of existing long-term debt, specifically $225,000 of the 7.95% Notes due 2003, $4,000 of the 6.15% Notes due 2008, and $21,000 of the 6.60% Notes due 2028. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, commencing in December 2005 should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument which is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company's stock exceeds certain levels for a specified period of time, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60. The holders of these debentures may put the notes back to Hasbro in December 2005, December 2011 and December 2016 at the original principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company's discretion. The Company's current intent is to settle in cash any puts exercised however there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash.

        Cash utilized by financing activities in 2001 was $202,661. This was principally the result of net repayments of short-term borrowings of $190,216 as the result of the Company's focus on reducing debt, a practice that was continued in 2002 and 2003.

        The Company has remaining principal amounts of long-term debt, including current installments, at December 28, 2003 of approximately $677,353. As detailed below in Contractual Obligations and Commercial Commitments, this debt is due at varying times from 2004 through 2028. In addition, the Company is committed to guaranteed contractual royalty payments of approximately $203,500. Also, as detailed in Contractual Obligations and Commercial Commitments, the Company has certain warrants, currently recorded in accrued liabilities, that may be settleable for $100,000 in cash. The Company believes that cash from operations, including the securitization facility, and if necessary the committed line of credit, will allow the Company to meet these and other obligations listed. It is the Company's current strategy to reduce its long-term debt through repurchases when it is considered economically beneficial and permitted under the Company's amended and restated revolving credit agreement.

        On December 6, 1999, the Board of Directors (the "Board") authorized a common stock repurchase program up to $500,000. At December 28, 2003, $204,500 remains available under the 1999 authorization. Shares acquired under the Board authorization are being used for corporate purposes including issuance upon the exercise of stock options and warrants. Under terms of the Company's amended and restated revolving credit agreement, payment of dividends cannot be in excess of $50,000 or 50% of prior year consolidated net income, which ever is greater. Also, repurchases of debt prior to maturity, common stock repurchases, investments and acquisitions may be restricted under certain circumstances.

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

        Inventory is valued at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the Company underproducing popular items or overproducing less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

        Goodwill and other intangible assets deemed to have indefinite lives are tested for impairment at least annually. If an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim test at that time. The impairment test begins by allocating goodwill and intangible assets to applicable reporting units. Goodwill is then tested using a two step process that begins with an estimation of the fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows.

        The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2003 and no impairment was indicated. At December 28,

2003, the Company has goodwill and intangible assets with indefinite lives of $539,418 recorded on the balance sheet.

        Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $634,901 at December 28, 2003. During 2003, there were no significant impairment charges related to these intangible assets.

        The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 28, 2003, the Company had $177,039 of prepaid royalties, $28,717 of which are included in prepaid expenses and other current assets and $148,322 which are included in other assets.

        The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected compensation increases, and applicable discount rates. The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company's estimate of expected return on plan assets in 2003 and 2002 was 8.75% and in 2001 was 9.00%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 1% in the estimate of expected return on plan assets would increase pension expense by approximately $1,600. Expected compensation increases are estimated using a combination of historical compensation increases with expected compensation increases in the Company's long-term business forecasts. Based on this analysis, the Company's estimate of expected long-term compensation increases was 4.0% in 2003 and 2002 and 4.5% in 2001. Increases in estimated compensation increases would increase pension expense while decreases would decrease pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company considers Moody's long-term Aa Corporate Bond yield at the measurement date as an appropriate guide in setting this rate. At September 30, 2003, the Company's measurement date for its pension assets and liabilities, the Moody's long-term Corporate Bond yield was 5.9%, and the Company selected a discount rate of 6%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 1% in the Company's discount rate would increase pension expense and the projected benefit obligation by approximately $3,700 and $33,000, respectively. In accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if in excess of a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods. Assets in the plan are valued on the basis of their fair market value on the measurement date. In 2003 and 2002, the Company recorded a minimum pension liability of $42,445 and $44,811, respectively. This amount represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded.

Contractual Obligations and Commercial Commitments

        In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $677,353 of long-term debt outstanding at December 28, 2003, including current installments and excluding fair value adjustments. Future payments required under these and other obligations are as follows:

Payments due by Fiscal Year

Certain Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt, including current installments	$1,333	99,002	34,187	1,504	147,568	393,759	677,353
Operating lease commitments	28,990	21,337	15,367	12,288	11,260	36,722	125,964
Future minimum guaranteed contractual royalty payments	58,300	103,400	16,600	9,900	7,600	7,700	203,500
Purchase commitments	24,555	—	—	—	—	—	24,555

	$113,178	223,739	66,154	23,692	166,428	438,181	1,031,372

        Included in the thereafter column above is $250,000 in principal amount of senior convertible debt due 2021. The holders of these debentures may put the notes back to the Company in December 2005, December 2011, and December 2016 at the principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two. The Company's current intent is to settle in cash any puts exercised. Certain of the future minimum guaranteed contractual royalty payments are contingent upon the theatrical release of the related entertainment property.

        In addition to the above, the Company has certain warrants outstanding at December 28, 2003 that contain a put option that would require the Company to repurchase the warrants for a price to be paid, at the Company's election, of either $100,000 in cash or $110,000 in shares of the Company's common stock, such stock being valued at the time of the exercise of the option. The Company's current intent is to settle this put option in cash if exercised. In accordance with SFAS 150, these warrants are recorded as an accrued liability at fair value at December 28, 2003. In addition, the Company expects to make contributions totaling approximately $10,000 to its pension plans in 2004. The Company also has letters of credit of approximately $24,300 at December 28, 2003.

Financial Risk Management

        The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, for the most part as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty-five currencies. Results of operations may be affected primarily by changes in the value of the U.S. Dollar, Hong Kong Dollar, Euro, British Pound, Canadian Dollar, Mexican Peso and, to a lesser extent, other currencies, including those in Latin American and Asia Pacific countries.

        To manage this exposure, the Company has hedged a portion of its estimated foreign currency transactions using forward foreign exchange contracts and purchased foreign currency options. The Company estimates that a hypothetical immediate 10% unfavorable movement in the U.S. dollar could result in an approximate $11,900 decrease in the fair value of these instruments.

        The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts. The Company does not speculate in, and, other than as set forth above, the Company does not hedge foreign currency exposures. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.

        At December 28, 2003, the Company had fixed rate long-term debt, including current installments and excluding fair value adjustments, of $677,353. At December 28, 2003, the Company had fixed-for-floating interest rate swaps with notional amounts of $150,000. The interest rate swaps are designed to adjust the amount of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt. At December 28, 2003, these contracts had a fair value of $10,851, which is recorded in other assets, with a corresponding fair value adjustment to increase long-term debt. Changes in interest rates affect the fair value of fixed rate debt not hedged by interest rate swap agreements while affecting the earnings and cash flows of the long-term debt hedged by the interest rate swaps. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $70,500 or $60,400, respectively. A hypothetical one percentage point change in interest rates would increase or decrease 2004 pretax earnings and cash flows by $1,275 and $763, respectively.

The Economy and Inflation

        The Company continued to experience difficult economic environments in some parts of the world during 2003. The principal market for the Company's products is the retail sector. Revenues from the Company's top 5 customers, all retailers, accounted for approximately 52% of its consolidated net revenues in 2003 and 2002. In the past year certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

        The Company's revenue pattern continues to show the second half of the year, and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects this trend will continue. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items,

(b) overproduction of less popular items and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used by many retailers result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company's revenues. In addition, the bankruptcy or other lack of success of one of the Company's significant retailers could negatively impact the Company's future revenues.

        The effect of inflation on the Company's operations during 2003 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

Other Information

        Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. In April 2003, the Financial Accounting Standards Board ("FASB") announced that it would mandate the fair value method of accounting for all stock-based awards. The FASB is still drafting a preliminary statement, which is due out in the first quarter of 2004 and would be subject to a comment period. If enacted, the change in accounting is not expected to be effective for the Company until fiscal 2005. Until a formal statement is issued, the Company cannot estimate the effect that this change in accounting would have on its consolidated statements of operations.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Hasbro, Inc.:

        We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 7 to the consolidated financial statements, effective June 30, 2003, the first day of the Company's third quarter of fiscal 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity." As discussed in note 1 to the consolidated financial statements, effective December 31, 2001, the first day of the Company's 2002 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles."

/s/ KPMG LLP

Providence, Rhode Island
February 4, 2004

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 28, 2003 and December 29, 2002
(Thousands of Dollars Except Share Data)

	2003	2002
Assets
Current assets
Cash and cash equivalents	$520,747	495,372
Accounts receivable, less allowance for doubtful accounts of $39,200 in 2003 and $50,700 in 2002	607,556	555,144
Inventories	168,979	190,144
Prepaid expenses and other current assets	211,981	190,964

Total current assets	1,509,263	1,431,624
Property, plant and equipment, net	199,854	213,499

Other assets
Goodwill	463,680	460,993
Other intangibles, net	710,639	715,736
Other	279,940	321,029

Total other assets	1,454,259	1,497,758

Total assets	$3,163,376	3,142,881

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$23,354	21,051
Current installments of long-term debt	1,333	201,841
Accounts payable	158,969	166,316
Accrued liabilities	746,399	577,642

Total current liabilities	930,055	966,850
Long-term debt, excluding current installments	686,871	857,274
Deferred liabilities	141,210	127,391

Total liabilities	1,758,136	1,951,515

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2003 and 2002	104,847	104,847
Additional paid-in capital	397,878	458,130
Deferred compensation	(679)	(613)
Retained earnings	1,567,693	1,430,950
Accumulated other comprehensive earnings	30,484	(46,814)
Treasury stock, at cost, 34,195,301 shares in 2003 and 36,525,120 shares in 2002	(694,983)	(755,134)

Total shareholders' equity	1,405,240	1,191,366

Total liabilities and shareholders' equity	$3,163,376	3,142,881

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended in December
(Thousands of Dollars Except Per Share Data)

	2003	2002	2001
Net revenues	$3,138,657	2,816,230	2,856,339
Cost of sales	1,287,962	1,099,162	1,223,483

Gross profit	1,850,695	1,717,068	1,632,856

Expenses
Amortization	76,053	94,576	121,652
Royalties	248,423	296,152	209,725
Research and product development	143,183	153,775	125,633
Advertising	363,876	296,549	290,829
Selling, distribution and administration	674,544	656,725	673,687

Total expenses	1,506,079	1,497,777	1,421,526

Operating profit	344,616	219,291	211,330

Nonoperating (income) expense
Interest expense	52,462	77,499	103,688
Other expense, net	48,090	37,704	11,443

Total nonoperating (income) expense	100,552	115,203	115,131

Earnings before income taxes and cumulative effect of accounting change	244,064	104,088	96,199
Income taxes	69,049	29,030	35,401

Net earnings before cumulative effect of accounting change	175,015	75,058	60,798
Cumulative effect of accounting change, net of tax	(17,351)	(245,732)	(1,066)

Net earnings (loss)	$157,664	(170,674)	59,732

Per common share
Net earnings before cumulative effect of accounting change
Basic	$1.01	.43	.35
Diluted	$.98	.43	.35

Net earnings (loss)
Basic	$.91	(.99)	.35

Diluted	$.88	(.98)	.35

Cash dividends declared	$.12	.12	.12

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Thousands of Dollars)

	2003	2002	2001
Cash flows from operating activities
Net earnings (loss)	$157,664	(170,674)	59,732
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	17,351	245,732	1,066
Depreciation and amortization of plant and equipment	88,070	89,262	104,247
Other amortization	76,053	94,576	121,652
Loss on early extinguishment of debt	20,342	—	—
Loss on impairment of investment	—	42,902	—
Change in fair value of liabilities potentially settleable in common stock	13,630	—	—
Deferred income taxes	22,774	5,441	38,697
Compensation earned under restricted stock programs	172	1,770	2,532
Change in operating assets and liabilities (other than cash and cash equivalents):
(Increase) decrease in accounts receivable	(13,202)	33,653	99,474
Decrease in inventories	34,846	38,783	109,002
Decrease in prepaid expenses and other current assets	7,845	184,988	45,936
Increase (decrease) in accounts payable and accrued liabilities	16,707	22,863	(195,591)
Other, including long-term advances	11,903	(116,157)	(14,272)

Net cash provided by operating activities	454,155	473,139	372,475

Cash flows from investing activities
Additions to property, plant and equipment	(63,070)	(58,661)	(50,045)
Investments and acquisitions, net of cash acquired	—	(7,419)	—
Other	(1,809)	3,766	(7,734)

Net cash utilized by investing activities	(64,879)	(62,314)	(57,779)

Cash flows from financing activities
Proceeds from borrowings with original maturities of more than three months	—	—	250,000
Repurchases and repayments of borrowings with original maturities of more than three months	(389,279)	(126,970)	(250,127)
Net proceeds (repayments) of other short-term borrowings	309	(14,695)	(190,216)
Purchase of common stock and other equity securities	(3,378)	—	—
Stock option transactions	39,892	3,100	8,391
Dividends paid	(20,851)	(20,772)	(20,709)

Net cash utilized by financing activities	(373,307)	(159,337)	(202,661)

Effect of exchange rate changes on cash	9,406	10,789	(6,055)

Increase in cash and cash equivalents	25,375	262,277	105,980
Cash and cash equivalents at beginning of year	495,372	233,095	127,115

Cash and cash equivalents at end of year	$520,747	495,372	233,095

Supplemental information
Interest paid	$64,189	77,840	103,437

Income taxes paid (received)	$28,354	(41,378)	(34,813)

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2000	$104,847	464,084	(6,889)	1,583,394	(44,718)	(773,312)	1,327,406
Net earnings	—	—	—	59,732	—	—	59,732
Other comprehensive earnings	—	—	—	—	(23,680)	—	(23,680)

Comprehensive earnings							36,052
Stock option and warrant transactions	—	(6,004)	—	—	—	13,739	7,735
Restricted stock activity	—	(536)	3,893	—	—	(962)	2,395
Dividends declared	—	—	—	(20,724)	—	—	(20,724)

Balance, December 30, 2001	104,847	457,544	(2,996)	1,622,402	(68,398)	(760,535)	1,352,864
Net loss	—	—	—	(170,674)	—	—	(170,674)
Other comprehensive earnings	—	—	—	—	21,584	—	21,584

Comprehensive earnings							(149,090)
Stock option and warrant transactions	—	333	—	—	—	6,267	6,600
Restricted stock activity	—	253	2,383	—	—	(866)	1,770
Dividends declared	—	—	—	(20,778)	—	—	(20,778)

Balance, December 29, 2002	104,847	458,130	(613)	1,430,950	(46,814)	(755,134)	1,191,366
Net earnings	—	—	—	157,664	—	—	157,664
Other comprehensive earnings	—	—	—	—	77,298	—	77,298

Comprehensive earnings							234,962
Reclass of liabilities potentially settleable in common stock	—	(107,669)	—	—	—	—	(107,669)
Stock option and warrant transactions	—	48,106	—	—	—	60,640	108,746
Restricted stock activity	—	(689)	(66)	—	—	(489)	(1,244)
Dividends declared	—	—	—	(20,921)	—	—	(20,921)

Balance, December 28, 2003	$104,847	397,878	(679)	1,567,693	30,484	(694,983)	1,405,240

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(1) Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company"). Investments representing 20% to 50% ownership interest in other companies are accounted for using the equity method. The Company had no equity method investments at December 28, 2003 that were material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

  Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

  Reclassifications

        Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. Restructuring expense of $(1,795) has been reclassified and reported under selling, distribution and administrative expenses.

  Fiscal Year

        Hasbro's fiscal year ends on the last Sunday in December. Each of the fiscal years in the three-year period ended December 28, 2003 was a fifty-two week period.

  Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

  Marketable Securities

        Marketable securities are comprised of investments in publicly-traded securities, classified as available-for-sale, and are recorded at market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive earnings within stockholders' equity until realized. Unrealized losses are evaluated to determine the nature of the losses. If the losses are determined to be other than temporary, the basis of the security is adjusted and the loss is recognized in earnings at that time. These securities are included in other long-term assets in the accompanying consolidated balance sheets.

  Accounts Receivable and Allowance for Doubtful Accounts

        Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year with regard to the financial performance, cash generation, financing availability and liquidity status of each customer. The majority of customers are reviewed at least annually; more frequent reviews are performed based on the customer's financial condition and the level of credit being extended. For customers on credit who are experiencing financial difficulties, management performs additional financial analyses before shipping. The Company uses a variety of financial transactions to increase the collectibility of certain of its accounts, including letters of credit, credit insurance, factoring with unrelated third parties, and requiring cash in advance of shipping.

        The Company records an allowance for doubtful accounts at the time revenue is recognized based on management's assessment of the business environment, customers' financial condition, historical collection experience, accounts receivable aging and customer disputes. When a significant event occurs, such as a bankruptcy filing of a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance or accrual rate is adjusted to reflect current risk prospects.

  Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

  Impairment Testing of Long-Lived Assets

        On December 31, 2001, the first day of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which eliminated the amortization of goodwill, as well as amortization of intangible assets deemed to have an indefinite life. Under this Statement, goodwill and intangible assets are allocated to applicable reporting units. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually. Goodwill is tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value, also calculated using the income approach.

        The Company reviews other long-lived assets (property, plant and equipment and other intangibles) for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are carried at the lower of the net book value or their fair value less disposal costs.

    Goodwill and Other Intangibles

        As of December 31, 2001, the first day of fiscal 2002, the Company eliminated the amortization of goodwill, in accordance with SFAS 142. Prior to 2002, goodwill was being amortized on the straight-line basis over lives ranging from ten to forty years.

        Substantially all of the other intangibles consist of the cost of acquired product rights. In establishing the value of such rights, the Company considers, but does not individually value, existing trademarks, copyrights, patents, license agreements and other product-related rights. As part of the adoption of SFAS 142 in 2002, the useful lives of these rights, which were valued at their acquisition date based on the anticipated future cash flows from the underlying product line, were assessed. As part of this assessment, the Company determined that certain of these intangible assets related to the Tonka and Milton Bradley acquisitions had an indefinite life and amortization of these assets was suspended until a remaining useful life can be determined.

        No other adjustments of remaining useful lives were made as a result of this assessment. The remaining rights are being amortized over three to twenty-five years using the straight-line method. Approximately 18% of other intangibles relate to rights acquired in connection with major motion picture entertainment properties and are being amortized over the contract life, in proportion to projected sales of the licensed products during the same period.

    Depreciation and Amortization

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods to amortize the cost of property, plant and equipment over their estimated useful lives. The principal lives, in years, used in determining depreciation rates of various assets are: land improvements 15 to 19, buildings and improvements 15 to 25 and machinery and equipment 3 to 12.

        Tools, dies and molds are amortized over a three-year period or their useful lives, whichever is less, using an accelerated method.

  Financial Instruments

        Hasbro's financial instruments include cash and cash equivalents, accounts receivable, marketable equity securities, short- and long-term borrowings, accounts payable and accrued liabilities. At December 28, 2003, the carrying cost of these instruments approximated their fair value. Its financial instruments also include foreign currency forwards and options (see note 14) as well as interest rate swap agreements (see note 8). At December 28, 2003, the carrying value of these instruments approximated their fair value based on quoted or publicly available market information.

  Securitization and Transfer of Financial Instruments

        Hasbro has an agreement that allows the Company to sell, on an ongoing basis, an undivided interest in certain of its trade accounts receivable through a revolving securitization arrangement.

The Company retains servicing responsibilities for, as well as a subordinate interest in the transferred receivables. Hasbro accounts for the securitization of trade accounts receivable as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). As a result, the related receivables are removed from the consolidated balance sheet.

  Revenue Recognition

        Revenue from product sales is recognized upon the passing of title to the customer, at the time of shipment. Provisions for discounts, rebates and returns are made when the related revenues are recognized. The Company bases its estimates for discounts, rebates and returns on agreed customer terms and historical experience.

        The Company enters into arrangements licensing its brand names on specifically approved products. The licensees pay the Company royalties as products are sold, in some cases subject to annual minimum guaranteed amounts. Royalty revenues are recognized as they are reported as earned and payment becomes assured, over the life of the agreement. Revenue from product sales less related provisions for discounts, rebates and returns, as well as royalty revenues are reflected in net revenues in the consolidated statements of operations.

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

  Shipping and Handling

        Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2003, 2002, and 2001, these costs were $149,702, $134,096 and $141,885, respectively, and are included in selling, distribution and administration expenses.

  Income Taxes

        Hasbro uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes have not been provided on undistributed earnings of international subsidiaries as substantially all of such earnings are indefinitely reinvested by the Company.

  Foreign Currency Translation

        Foreign currency assets and liabilities are translated into U.S. dollars at period-end rates, and revenues, costs and expenses are translated at weighted average rates during each reporting period. Earnings include gains or losses resulting from foreign currency transactions as well as translation gains and losses resulting from the use of the U.S. dollar as the functional currency in highly inflationary economies. Other gains and losses resulting from translation of financial statements are a component of other comprehensive earnings.

  Pension Plans, Postretirement and Postemployment Benefits

        Hasbro, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits. The Company's policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2004, the Company expects to contribute approximately $10,000 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense.

        Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. It also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.

  Risk Management Contracts

        Hasbro uses foreign currency forward and option contracts, generally purchased for terms of not more than eighteen months, to reduce the effect of adverse currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the unit, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with counterparties who are major financial institutions. The Company believes any risk related to default by a counterparty to be remote. Hasbro does not enter into derivative financial instruments for speculative purposes.

        At the inception of the contracts, Hasbro designates its derivatives as either cash flow or fair value hedges. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at the inception of the hedge and on an on-going basis, the effectiveness of the derivatives used in hedging transactions in offsetting changes in the cash flows of the hedged items. The ineffective portion of a hedging derivative is immediately recognized in the consolidated statements of operations.

        The Company records all derivatives, such as foreign currency exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive earnings (AOCE) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company's foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the statements of operations. The Company uses fair value derivatives to hedge intercompany loans and management fees denominated in foreign currencies. Due to the short-term nature of the contracts involved, the Company does not use hedge accounting for these contracts.

        The Company also uses interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and are designated and effective as fair value hedges of the change in fair value of those debt obligations. These agreements are recorded at their fair value as an asset or liability. Gains and losses on these contracts are included currently in the statement of operations and are wholly offset by changes in the fair value of the related long-term debt. These hedges are considered to be perfectly effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 (collectively "SFAS 133") and, therefore, no net change in fair value is recognized in earnings. The interest rate swap contracts are with a number of major financial institutions in order to minimize counterparty credit risk. The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of the contracts.

  Accounting for Stock-Based Compensation

        At December 28, 2003, the Company has various stock-based employee compensation plans and a plan for non-employee Board members, which are described more fully in note 11. As permitted by Statement of Financial Accounting Standards No. 123, as amended by No. 148, "Accounting for Stock-Based Compensation," (collectively "SFAS 123") Hasbro accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As required by the Company's existing stock plans, stock options are granted at or above the fair market value of the Company's stock and, accordingly, no compensation expense is recognized for these grants in the Consolidated Statements of Operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of SFAS 123 for stock options awarded, the impact on the Company's net earnings (loss) and earnings (loss) per share would have been:

	2003	2002	2001
Reported net earnings (loss)	$157,664	(170,674)	59,732
Add:
Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	126	1,221	1,628
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,948)	(19,641)	(11,935)

Pro forma net earnings (loss)	$144,842	(189,094)	49,425

Reported net earnings (loss) per share
Basic	$0.91	(0.99)	0.35

Diluted	$0.88	(0.98)	0.35

Pro forma net earnings (loss) per share
Basic	$0.83	(1.09)	0.29

Diluted	$0.81	(1.09)	0.29

  Earnings Per Common Share

        Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities. Dilutive securities include shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. Contingency features related to issuance of shares under convertible debt were not met and therefore related potentially dilutive securities were not included in the computation of diluted earnings per share. If the contingent conversion features are met, the impact of the conversion of the debentures will result in an additional 11,574 shares being included in the calculation of diluted earnings per share. Options and warrants totaling 3,451, 39,473 and 24,487 for 2003, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

        A reconciliation of earnings and average number of shares for the three fiscal years ended December 28, 2003 is as follows:

	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings before cumulative effect of accounting change	$175,015	175,015	75,058	75,058	60,798	60,798

Average shares outstanding	173,748	173,748	172,720	172,720	172,131	172,131
Effect of dilutive securities:
Options and warrants	—	4,736	—	768	—	887

Equivalent shares	173,748	178,484	172,720	173,488	172,131	173,018

Net earnings per share before cumulative effect of accounting change	$1.01	.98	.43	.43	.35	.35

        As a result of the adoption of Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" (note 7), certain warrants containing a put feature that may be settled in cash or common stock are now required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, now classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. As of December 28, 2003, the warrants had a more dilutive impact on earnings per share, assuming they were treated as a liability contract. Accordingly, the charge to earnings for the change in fair value of the contract in 2003 is not eliminated and no shares related to this warrant are included in dilutive securities. Prior to the adoption of SFAS 150, the dilutive effect of these warrants was included in the diluted earnings per share calculation.

(2) Other Comprehensive Earnings

        The Company's other comprehensive earnings for the years 2003, 2002 and 2001 consist of the following:

	2003	2002	2001
Foreign currency translation adjustments	$76,126	43,105	(12,646)
Changes in value of available-for-sale securities, net of tax	3,963	(19,377)	(13,014)
(Losses) gains on cash flow hedging activities, net of tax	(13,777)	(8,703)	4,144
Minimum pension liability adjustment, net of tax	2,187	(25,568)	—
Reclassifications to earnings, net of tax	8,799	32,127	(2,164)

	$77,298	21,584	(23,680)

        Reclassification adjustments from other comprehensive earnings to earnings in 2003, 2002 and 2001 were net of related income taxes of $378, $12,131 and $41, respectively. Reclassification adjustments for 2003 and 2001 represent net (gains) losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. Reclassification adjustments for 2002 consist primarily of an impairment charge relating to an other than temporary decrease in the value of the Company's available-for-sale securities. In accordance with Hasbro's investment policy, in 2002, as the result of the decline in the fair value of the Company's investment in Infogrames Entertainment SA common stock, the Company adjusted the basis of this investment and recorded a pretax charge to earnings in the amount of $42,902. Also in 2002, reclassification adjustments include net gains on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in costs of sales.

        The related tax benefit (expense) of other comprehensive earnings items was $(2,199), $10,490, and $7,031 for the years 2003, 2002 and 2001, respectively.

        Components of accumulated other comprehensive earnings at December 28, 2003 and December 29, 2002 are as follows:

	2003	2002
Foreign currency translation adjustments	$60,694	(15,432)
Changes in value of available-for-sale securities, net of tax	2,945	(1,018)
Losses on cash flow hedging activities, net of tax	(9,774)	(4,796)
Minimum pension liability adjustment, net of tax	(23,381)	(25,568)

	$30,484	(46,814)

(3) Inventories

	2003	2002
Finished products	$155,180	173,168
Work in process	5,144	6,131
Raw materials	8,655	10,845

	$168,979	190,144

(4) Property, Plant and Equipment

	2003	2002
Land and improvements	$17,799	15,422
Buildings and improvements	205,882	197,898
Machinery and equipment	304,334	311,162

	528,015	524,482
Less accumulated depreciation	357,958	337,562

	170,057	186,920
Tools, dies and molds, net of amortization	29,797	26,579

	$199,854	213,499

        Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations.

(5) Goodwill and Intangibles

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

        SFAS 142 requires the Company to perform an annual impairment test for goodwill and intangible assets with indefinite lives. The Company performs its annual impairment test in the fourth quarter of the fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the years ended December 28, 2003 and December 29, 2002, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2003 and 2002, which indicated that there was no impairment.

        A portion of the Company's goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of SFAS 142 testing, these assets are allocated to the reporting units within the Company's operating segments. Including this allocation, the changes in carrying amount of goodwill, by operating segment for the years ended December 28, 2003 and December 29, 2002 are as follows:

2003	U.S. Toys	Games	Int'l	Corporate	Total
Balance at Dec. 29, 2002	$13,234	261,767	185,992	—	460,993
Foreign exchange translation	—	—	2,762	—	2,762
Other	—	(75)	—	—	(75)

Balance at Dec. 28, 2003	$13,234	261,692	188,754	—	463,680

2002	U.S. Toys	Games	Int'l	Corporate	Total
Balance at Dec. 30, 2001	$105,773	158,321	19,893	477,588	761,575
Allocation of corporate	208,885	104,893	163,810	(477,588)	—
Impairment	(296,223)	—	—	—	(296,223)
Foreign exchange translation	—	—	2,289	—	2,289
Other	(5,201)	(1,447)	—	—	(6,648)

Balance at Dec. 29, 2002	$13,234	261,767	185,992	—	460,993

        The other reduction in the carrying value of the U.S. Toys segment goodwill in 2002 relates primarily to the utilization of previously reserved deferred tax assets from an acquired company. The other reduction in the carrying value of the Games segment goodwill in 2002 results primarily from payments relating to the acquisition of Wizards of the Coast.

        The following table provides a reconciliation of the reported net income for 2001 to adjusted net income had SFAS 142 been applied as of the beginning of that year:

2001
Reported net earnings	$59,732
Add back amortization:
Goodwill	43,850
Indefinite life intangible assets	9,805
Tax impact	(8,642)

Adjusted net earnings	$104,745

Basic and diluted net earnings per share
Reported net earnings	$.35
Add back amortization:
Goodwill	.25
Indefinite life intangible assets	.06
Tax impact	(.05)

Adjusted net earnings	$.61

        A summary of the Company's other intangible assets at December 28, 2003 and December 29, 2002 are as follows:

	2003	2002
Acquired product rights	$844,141	860,591
Licensing rights of entertainment properties	221,040	149,310
Accumulated amortization	(435,014)	(373,493)

Amortizable intangible assets	630,167	636,408
Product rights with indefinite lives	75,738	75,738
Unrecognized pension prior service cost	4,734	3,590

	$710,639	715,736

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

2004	$66,000
2005	98,000
2006	68,000
2007	64,000
2008	64,000

(6) Financing Arrangements

  Short-Term Borrowings

        At December 28, 2003, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $350,000 and $149,400, respectively. A significant portion of the short-term borrowings outstanding at the end of 2003 and 2002 represent borrowings made under, or supported by, these lines of credit and the weighted average interest rates of the outstanding borrowings were 3.9% and 4.9%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 28, 2003. During 2003, Hasbro's working capital needs were fulfilled by cash generated from operations, borrowing under lines of credit and, to a lesser extent, the Company's accounts receivable securitization program entered into in December 2003. Borrowings under the lines of credit were on terms and at interest rates generally extended to companies of comparable creditworthiness.

        The Company's committed revolving credit facility of $350,000 matures in March 2007. The credit facility reduces by $50,000 effective March 31, 2005, and by a further $50,000 effective November 30, 2005. The Company is not required to maintain compensating balances under the agreement. The Company pays a fee (currently .35%) based on the unused portion of the facility and interest equal to Libor or Prime plus a spread (currently 1.75% or .50%, respectively) on borrowings under the facility. The amount of the spread to Libor or Prime varies based on the Company's long-term debt ratings. If the Company fails to maintain certain financial ratios or if the credit rating of the Company drops below BB or Ba3, borrowings under the agreement would be secured by substantially all domestic inventory as well as certain intangible assets.

        The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions on capital expenditures, investments, acquisitions, share repurchases, incurrence of indebtedness, and dividend payments. The Company was in compliance with all covenants as of and for the year ended December 28, 2003.

  Securitization

        In December 2003, the Company entered into a three-year receivable securitization program. Under this program, the Company sells, on an ongoing basis, substantially all of its domestic trade receivables to a bankruptcy-remote, special purpose subsidiary, Hasbro Receivables Funding, LLC (HRF), which is wholly owned and consolidated by the Company. HRF will, subject to certain conditions, sell, from time to time on a revolving basis, an undivided fractional ownership interest in up to $250,000 of eligible domestic receivables to various multi-party commercial paper conduits supported by a committed liquidity facility. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously held receivables. The Company expects to service, administer, and collect the receivables on behalf of HRF and the conduits. The net proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs.

        The receivables facility contains certain restrictions on the Company and HRF which are customary for facilities of this type. The commitments under the facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, breach of representations or warranties, bankruptcy, and failure of the receivables to satisfy certain performance criteria.

        As of December 28, 2003 the utilization of the receivables facility was $193,713, and an additional $8,853 was available but unutilized. The transaction has been accounted for as a sale under SFAS 140. During 2003, the loss on the sale of the receivables totaled $967, which is recorded in selling, distribution and administration expenses in the accompanying consolidated statements of operations. The discount on interests sold is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus other fees. The discount rate as of December 28, 2003 was 1.48%.

        Upon sale to the conduits, HRF will hold a subordinated retained interest in the receivables. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management's best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

(7) Accrued Liabilities

	2003	2002
Liabilities potentially settleable
in common stock	$138,650	—
Royalties	110,210	131,916
Advertising	74,849	66,290
Payroll and management incentives	98,103	68,306
Accrued income taxes	66,080	56,966
Other	258,507	254,164

	$746,399	577,642

        In January 2003, the Company amended its license agreement with Lucas Licensing Ltd. ("Lucas") for the manufacture and distribution of STAR WARS toys and games. Under the amended agreement, the term was extended by ten years and is expected to run through 2018. In addition, the minimum guaranteed royalties due to Lucas were reduced by $85,000. In a separate agreement, the warrants previously granted to Lucas were also amended. The warrant amendment agreement provides the Company with a call option through October 13, 2016 to purchase all of these warrants from Lucas for a price to be paid at the Company's election of either $200,000 in cash or the equivalent of $220,000 in shares of the Company's common stock, such stock being valued at the time of the exercise of the option. Also, the warrant amendment agreement provides Lucas with a put option through January 2008 to sell all of these warrants to the Company for a price to be paid at the Company's election of either $100,000 in cash or the equivalent of $110,000 in shares of the Company's common stock, such stock being valued at the time of the exercise of the option.

        On June 30, 2003, the first day of the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," ("SFAS 150"), which establishes standards for issuers' classification as liabilities in the consolidated balance sheet of certain financial instruments that have characteristics of both liabilities and equity.

        In accordance with SFAS 150, due to the put feature of the warrants, the Company reclassified the historic value of the above warrants of $107,669 from equity to current liabilities, and recorded a charge for the cumulative effect of an accounting change of $17,351, or $0.10 per diluted share, to adjust the warrants to their fair value as of that date. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period. In accordance with the Statement, during the last half of 2003, the Company recorded a charge to earnings of $13,630 to adjust the warrants to their fair value. This charge is included in other expense, net in the consolidated statement of operations. There is no tax benefit associated with this cumulative effect charge and fair value adjustment.

        Under this warrant amendment, the term of each of the warrants issued to Lucas was extended by ten years. The increase in value of the warrants as a result of the amendment was approximately $67,900, which was recorded in the first quarter of 2003 as an intangible asset, and is being amortized over the remaining life of the licensing contract.

        Should either the put or call option be required to be settled, the Company believes that it will have adequate funds available to settle them in cash if necessary. Had this option been exercised at December 28, 2003 and the Company had elected to settle this option in the Company's stock, the Company would have been required to issue 5,274 shares. If the share price of the Company's common stock were higher as of December 28, 2003 the number of shares issuable would have decreased. If the share price were lower as of December 28, 2003, the number of shares issuable would have increased.

(8) Long-Term Debt

        Components of long-term debt are as follows:

	2003	2002
5.60% Notes Due 2005	$97,615	97,615
8.50% Notes Due 2006	32,743	200,000
6.15% Notes Due 2008	146,000	146,000
2.75% Debentures Due 2021	250,000	250,000
6.60% Notes Due 2028	129,000	129,000
Other long-term debt	20,662	18,400

	676,020	841,015
Fair value adjustment for interest rate swaps	10,851	16,259

	$686,871	857,274

        The schedule of maturities of long-term debt for the next five years and thereafter is as follows:

Current installments of long-term debt, due 2004	$1,333
2005	99,002
2006	34,187
2007	1,504
2008	147,568
Thereafter	393,759

$677,353

        During 2003, the Company repurchased or repaid $200,288 in principal amount of 7.95% notes due March 2003.

        In November 2003, the Company initiated a tender offer, whereby $167,257 of aggregate principal amount of 8.50% notes due 2006 previously issued by the Company were repurchased. In connection with this tender offer, the Company recorded a loss on the extinguishment of debt in the amount of $20,342, which is included in other expense, net in the accompanying consolidated statement of operations.

        In 2002, the Company entered into a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and accounted for as fair value hedges of those debt obligations. At December 28, 2003, these interest rate swaps had a total notional amount of $150,000 with maturities between 2005 and 2008. In each of the contracts, the Company receives payments based upon a fixed interest rate that matches the interest rate of the debt being hedged and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At December 28, 2003, these contracts had a fair value of $10,851, which is recorded in other assets.

        In November and December of 2001, the Company sold $250,000 of Senior Convertible Debentures due 2021. The proceeds of these sales were used to repurchase existing long-term debt, specifically portions of the 7.95% notes due 2003, the 6.15% notes due 2008, and the 6.60% notes due 2028. These debentures bear interest at 2.75%, which could be subject to an upward adjustment commencing in December 2005 depending on the price of the Company's stock. If the closing price of the Company's stock exceeds certain levels for a specified period of time, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60. The holders of these debentures may put the notes back to Hasbro in December 2005, December 2011 and December 2016. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the discretion of the Company. The Company's current intent is to settle in cash any puts exercised.

(9) Income Taxes

        Income taxes attributable to earnings before income taxes and cumulative effect of accounting change are:

	2003	2002	2001
Current
United States	$21,198	(2,774)	(19,157)
State and local	3,229	(1,390)	(120)
International	21,848	27,753	15,981

	46,275	23,589	(3,296)

Deferred
United States	27,909	5,693	34,083
State and local	2,392	488	2,921
International	(7,527)	(740)	1,693

	22,774	5,441	38,697

	$69,049	29,030	35,401

        Cumulative effects of accounting changes are shown net of tax on the statements of operations. The tax benefits related to these amounts for 2003, 2002 and 2001 were nil, $50,491 and $68, respectively.

        Certain tax benefits are not reflected in income taxes in the statements of operations. Such benefits of $6,108 in 2003, $17,194 in 2002 and $7,552 in 2001, relate primarily to stock options in 2003, the Company's required additional minimum pension liability in 2002, and changes in the value of the Company's available-for-sale investments in 2001. In 2003, 2002 and 2001, the deferred tax portion of the total benefits was $(2,199), $11,478 and $7,031, respectively.

        A reconciliation of the statutory United States federal income tax rate to Hasbro's effective income tax rate is as follows:

	2003	2002	2001
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	1.5	(0.6)	1.9
Goodwill amortization	—	—	11.2
Tax on international earnings	(13.8)	(7.9)	(11.9)
Fair value adjustment of liabilities potentially settleable in common stock	1.9	—	—
Change in U.S. valuation allowance	2.4	—	—
Other, net	1.3	1.4	0.6

	28.3%	27.9%	36.8%

        The components of earnings before income taxes and cumulative effect of accounting change, determined by tax jurisdiction, are as follows:

	2003	2002	2001
United States	$101,135	10,415	9,807
International	142,929	93,673	86,392

	$244,064	104,088	96,199

        The components of deferred income tax expense arise from various temporary differences and relate to items included in the statements of operations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 28, 2003 and December 29, 2002 are:

	2003	2002
Deferred tax assets:
Accounts receivable	$20,248	19,706
Inventories	13,877	10,835
Losses and tax credit carryforwards	30,626	56,031
Operating expenses	69,925	61,804
Pension	27,775	24,836
Postretirement benefits	12,252	12,954
Other	55,460	62,303

Gross deferred tax assets	230,163	248,469
Valuation allowance	(17,551)	(12,972)

Net deferred tax assets	212,612	235,497

Deferred tax liabilities	47,038	46,036

Net deferred income taxes	$165,574	189,461

        Hasbro has a valuation allowance for deferred tax assets at December 28, 2003 of $17,551, which is an increase of $4,579 from $12,972 at December 29, 2002. The valuation allowance pertains to United States and International operating loss carryforwards, some of which have no expiration and others that would expire beginning in 2004, as well as an other than temporary decrease in the value of the Company's available-for-sale securities. If the operating loss carryforwards are fully realized, $368 will reduce goodwill and the balance will reduce future income tax expense. Deferred tax liabilities relate primarily to tax deductible goodwill and property rights, arising from various acquisitions. Certain deferred tax asset balances have been reclassified from their prior year presentation to conform with the current year classification.

        Based on Hasbro's history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, it believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

        Deferred income taxes of $119,664 and $109,839 at the end of 2003 and 2002, respectively, are included as a component of prepaid expenses and other current assets, and $48,990 and $84,492, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $460 and $2,969, respectively, are included as a component of accrued liabilities, and $2,620 and $1,901, respectively, are included as a component of deferred liabilities.

        The cumulative amount of undistributed earnings of Hasbro's international subsidiaries held for reinvestment is approximately $688,000 at December 28, 2003. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $149,000.

(10) Capital Stock

  Preference Share Purchase Rights

        Hasbro maintains a Preference Share Purchase Rights Plan (the Rights Plan). Under the terms of the Rights Plan, each share of common stock is accompanied by a Preference Share Purchase Right (Right). Each Right is only exercisable under certain circumstances and, until exercisable, the Rights are not transferable apart from Hasbro's common stock. When exercisable, each Right will entitle its holder to purchase until June 30, 2009, in certain merger or other business combination or recapitalization transactions, at the Right's then current exercise price, a number of the acquiring company's or Hasbro's, as the case may be, common shares having a market value at that time of twice the Right's exercise price. Under certain circumstances, the Company may substitute cash, other assets, equity securities or debt securities for the common stock. At the option of the Board of Directors of Hasbro (the Board), the rightholder may, under certain circumstances, receive shares of Hasbro's stock in exchange for Rights.

        Prior to the acquisition by a person or group of beneficial ownership of a certain percentage of Hasbro's common stock, the Rights are redeemable for $.01 per Right. The Rights Plan contains certain exceptions with respect to the Hassenfeld family and related entities.

  Common Stock

        On December 6, 1999, the Board authorized a common share repurchase program up to $500,000. No repurchases were made under this program in 2003 or 2002. At December 28, 2003, $204,500 remained under this authorization. In 2003, the Company repurchased common stock pursuant to the exercise of outstanding warrants under the terms of that warrant agreement.

(11) Stock Options, Restricted Stock and Warrants

        Hasbro has various stock plans for employees as well as a plan for non-employee members of the Board (collectively, the "plans") and has reserved 21,011 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under the plans. These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. No options are exercisable for periods of more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards.

        The Company issued restricted stock and granted deferred restricted stock units to certain key employees of 35, 20 and 10 during 2003, 2002, and 2001, respectively. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. Upon granting of these awards, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the periods during which the restrictions lapse, generally 3 years. Amortization of deferred, unearned compensation relating to the restricted stock and deferred restricted stock units of $172, $1,770 and $2,561 was recorded in fiscal 2003, 2002 and 2001, respectively.

        The weighted average fair value of options granted in 2003, 2002 and 2001 were $4.93, $7.34 and $5.56, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 3.02%, 4.58% and 4.98%; expected dividend yields of 1.04%, 0.72% and 1.02% and expected volatility of approximately 43%, 43% and 49%, and expected lives of approximately 6 years. Pro forma information regarding net earnings (loss) as required by SFAS No. 123, "Accounting for Stock-Based Compensation" has been determined as if the Company had accounted for its employee stock options under the fair value method (note 1).

        Additionally, the Company has reserved 17,450 shares of its common stock for issuance upon exercise of outstanding warrants.

        Information with respect to options and warrants for the three years ended December 28, 2003 is as follows:

	2003	2002	2001
Number of shares:
Outstanding at beginning of year	39,619	38,483	40,458
Granted	3,387	4,756	3,535
Exercised	(3,765)	(465)	(603)
Expired or canceled	(2,530)	(3,155)	(4,907)

Outstanding at end of year	36,711	39,619	38,483

Exercisable at end of year	29,291	28,617	27,393

Weighted average exercise price:
Granted	$12.02	16.89	11.95
Exercised	$14.56	11.58	13.69
Expired or canceled	$19.06	20.44	21.22
Outstanding at end of year	$18.95	19.14	19.49
Exercisable at end of year	$20.09	20.35	20.49

        Information with respect to the 36,711 options and warrants outstanding and the 29,291 exercisable at December 28, 2003, is as follows:

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding
$10.96-$14.06	5,225	7.9 years	$11.53
$14.14-$17.00	7,828	5.9 years	$15.78
$17.18-$23.27	14,244	5.3 years	$18.68
$23.33-$36.27	9,414	5.8 years	$26.13

Exercisable
$10.96-$14.06	1,621		$12.02
$14.14-$17.00	5,594		$15.59
$17.18-$23.27	12,760		$18.76
$23.33-$36.27	9,316		$26.03

(12) Pension, Postretirement and Postemployment Benefits

  Pension and Postretirement Benefits

        Hasbro's pension and 401(k) matching contribution costs for 2003, 2002 and 2001 were approximately $25,300, $19,100 and $12,300, respectively.

  United States Plans

        Substantially all United States employees are covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees, are based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. At December 28, 2003, the two funded plans have plan assets of $165,460 and accumulated benefit obligations of $210,021. The unfunded plans have accumulated benefit obligations of $24,826.

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

	Pension		Postretirement
	2003	2002	2003	2002
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$221,009	203,397	38,664	25,512
Service cost	8,263	7,563	528	418
Interest cost	14,026	14,320	2,286	2,377
Actuarial loss	21,005	10,123	480	12,859
Benefits paid	(12,393)	(13,555)	(2,452)	(2,502)
Expenses paid	(725)	(839)	—	—

Projected benefit obligation at end of year	$251,185	221,009	39,506	38,664

Accumulated benefit obligation at end of year	$234,847	206,847	39,506	38,664

Change in plan assets
Fair value of plan assets at beginning of year	$146,628	179,085	—	—
Actual return on plan assets	30,224	(19,634)	—	—
Employer contribution	1,555	1,571	—	—
Benefits paid	(12,393)	(13,555)	—	—
Expenses paid	(554)	(839)	—	—

Fair value of plan assets at end of year	$165,460	146,628	—	—

Funded status	$(85,724)	(74,381)	(39,506)	(38,664)
Unrecognized net loss	53,629	54,534	13,567	13,734
Unrecognized prior service cost	4,740	4,048	—	—

Net amount recognized	$(27,355)	(15,799)	(25,939)	(24,930)

Accrued benefit liability	$(69,800)	(60,610)	(25,939)	(24,930)
Intangible asset	4,734	3,572	—	—
Accumulated other comprehensive earnings	37,711	41,239	—	—

Net amount recognized	$(27,355)	(15,799)	(25,939)	(24,930)

        The provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, required the Company to record an additional minimum pension liability of $42,445 and $44,811 at December 28, 2003 and December 29, 2002, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional minimum pension liability is offset by an intangible asset to the extent of previously unrecognized prior service cost. An intangible asset in the amount of $4,734 and $3,572 is included in other intangibles on the balance sheet as of December 28, 2003 and December 29, 2002, respectively. The remaining amounts of $37,711 and $41,239 are recorded as components of AOCE, net of deferred taxes of $14,330 and $15,671, at December 28, 2003 and December 29, 2002, respectively.

        The assets of the funded plans are managed by investment advisors and consist of the following:

Asset Category	2003	2002
Large Cap Equity	36%	34%
Small Cap Equity	15	15
International Equity	16	15
Domestic Core Fixed Income	20	24
Domestic High Yield Fixed Income	12	11
Cash	1	1

	100%	100%

        Hasbro's two major funded plans (the "Plans") are defined benefit pension plans intended to provide retirement benefits to participants in accordance with the benefit structure established by Hasbro, Inc. The Plans' investment managers, who exercise full investment discretion within guidelines outlined in the Plans' Investment Policy, are charged with managing the assets with the care, skill, prudence and diligence that a prudent investment professional in similar circumstance would exercise. Investment practices, at a minimum, must comply with the Employee Retirement Income Security Act (ERISA) and any other applicable laws and regulations.

        The Plans' primary investment goal is maximum total return, consistent with prudent investment management. The Plans' asset allocation is structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans' liabilities. The long-term total return goal, presently 8.75%, includes income plus realized and unrealized gains and/or losses on the Plans' assets. Utilizing generally accepted diversification techniques, the Plans' assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans' long-term liabilities to employees. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

        The Plans' investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations of risk as related to investments in a single security, portfolio turnover and credit quality.

        The Plans' Investment Policy prohibits the use of derivatives associated with leverage and speculation or, investments in securities issued by Hasbro, Inc., except through index-related strategies (e.g. an S&P 500 Index Fund) and/or commingled funds. In addition, unless specifically approved by the Investment Committee (which is comprised of members of management, established by the Board to manage and control Pension Plan assets), certain securities, strategies, and investments are ineligible for inclusion within the Plans.

        The Company measures its liabilities and related assets at September 30 ("the measurement date") to coincide with the upcoming year planning cycle. The discount rates used in the pension calculation were also used for the postretirement calculation.

	2003	2002	2001
Components of net periodic cost
Pension
Service cost	$8,263	7,563	7,217
Interest cost	14,026	14,320	13,844
Expected return on assets	(12,350)	(15,611)	(20,498)
Net amortization and deferrals	3,060	663	(3,292)

Net periodic benefit cost (benefit)	$12,999	6,935	(2,729)

Postretirement
Service cost	$528	418	263
Interest cost	2,286	2,377	1,746
Net amortization and deferrals	647	661	(159)

Net periodic benefit cost	$3,461	3,456	1,850

        Assumptions used to determine the year-end benefit obligation are as follows:

	2003	2002
Weighted average discount rate	6.00%	6.50%
Rate of future compensation increases	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%

        Assumptions used to determine net periodic benefit cost of the pension plans for year to date period are as follows:

	2003	2002	2001
Weighted average discount rate	6.50%	7.25%	8.00%
Rate of future compensation increases	4.00%	4.50%	4.50%
Long-term rate of return on plan assets	8.75%	9.00%	9.00%

        Hasbro works with external benefit investment specialists to assist in the development of the long-term rate of return assumptions used to model and determine the overall asset allocation. Forecast returns are based on the combination of historical returns, current market conditions and a forecast for the capital markets for the next 5-7 years. Approximately 75% of the return assumption is based on the historical information and 25% is based on current or forward-looking information. All asset class assumptions are within certain bands around the long-term historical averages. Correlations are based primarily on historical return patterns.

        Assumptions used to determine the net periodic benefit cost of the postretirement plans for the year to date period are as follows:

	2003	2002	2001
Health care cost trend rate assumed for next year	11.00%	12.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.50%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2009	2009

        If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 28, 2003 and the aggregate of the benefits earned during the period and the interest cost would have each increased by approximately 9% and 10%, respectively.

        On December 8, 2003, Congress expanded Medicare to include, for the first time, coverage for prescription drugs. Hasbro sponsors retiree medical programs for certain of its locations and the Company expects that this legislation will eventually reduce the Company's costs for some of these programs. At present, no analysis of the potential reduction in the Company's costs or obligations has been performed. Under the Company's accounting policy, the financial effect of this legislation is to be reflected in 2004.

        Hasbro has a retirement savings plan to which eligible employees may make contributions of up to 18% of their salary, as allowed under Section 401(k) of the Internal Revenue Code. The Company contributed approximately $8,400, $9,000, and $9,000 to the plan in 2003, 2002 and 2001, respectively.

  International Plans

        Pension coverage for employees of Hasbro's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. These plans were neither significant individually nor in the aggregate.

  Postemployment Benefits

        Hasbro has several plans covering certain groups of employees, which may provide benefits to such employees following their period of active employment but prior to their retirement. These plans include certain severance plans which provide benefits to employees involuntarily terminated and certain plans which continue the Company's health and life insurance contributions for employees who have left Hasbro's employ under terms of its long-term disability plan.

(13) Leases

        Hasbro occupies certain sales offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2003, 2002 and 2001 amounted to $48,015, $59,601 and $58,811, respectively.

        Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2003 and in the aggregate are as follows:

2004	$28,990
2005	21,337
2006	15,367
2007	12,288
2008	11,260
Later years	36,722

$125,964

        All leases expire prior to 2014. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2003.

        In addition, Hasbro leases certain facilities which, as a result of restructurings, are no longer in use. Future costs relating to such facilities were accrued as a component of the original restructuring charge and are not included in the table above.

(14) Derivative Financial Instruments

        Hasbro uses foreign currency forwards and options, generally purchased for terms of not more than eighteen months, to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions.

        During 2003, 2002 and 2001, the Company reclassified net gain (losses) from other comprehensive income to earnings of $(8,799), $(1,929), and $2,164, respectively, which included gains (losses) of $(436), $566, and $(33), respectively, as the result of ineffectiveness. During 2001, the Company excluded changes in fair value relating to time value of options purchased from its assessment of hedge effectiveness. For fiscal 2001, these charges, which are included in the consolidated statement of operations in other expense, were $1,150. The Company had no such charges in 2002 or 2003.

        The remaining balance in AOCE at December 28, 2003 of $(9,774) represents a net unrealized loss on foreign currency contracts relating to hedges of inventory purchased during the fourth quarter of 2003 or forecasted to be purchased during 2004 and intercompany royalty payments expected to be received during 2004. These amounts will be transferred to the consolidated statement of operations upon the sale of the related inventory and receipt of the related royalty payments. The Company expects substantially all of the balance in AOCE to be reclassified to the consolidated statement of operations within the next 12 months.

        As a result of adopting SFAS 133 on January 1, 2001, and in accordance with the transition provisions, the Company recorded a one-time after tax charge of $1,066 or $(.01) per share in representing the cumulative effect of the adoption in its consolidated statements of operations and an after tax unrealized loss of $753 to AOCE, which the Company subsequently reclassified to earnings during 2001.

        The Company also enters into derivative instruments to offset changes in the fair value of intercompany loans due to the impact of foreign currency changes. The Company recorded a net loss on these instruments to other expense, net of $13,545, $17,982 and $1,434 in 2003, 2002 and 2001, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains from the change in fair value of intercompany loans to which the contracts relate included in other expense, net.

(15) Commitments and Contingencies

        Hasbro had unused open letters of credit of approximately $24,300 and $38,000 at December 28, 2003 and December 29, 2002, respectively.

        The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of currently existing agreements, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows:

2004	$58,300
2005	103,400
2006	16,600
2007	9,900
2008	7,600
2009 and thereafter	7,700

$203,500

        In addition, the Company has $28,717 of prepaid royalties included as a component of prepaid expenses and other current assets in the balance sheet. The long-term portion of advances paid of $148,322 is included in other assets. Advanced royalties paid and guaranteed or minimum royalties to be paid relate to anticipated revenues in the years 2004 through 2018.

        At December 28, 2003, the Company had approximately $24,600 in outstanding inventory purchase commitments.

        In conjunction with the Company's 1999 acquisition of Wizards of the Coast, Inc. (Wizards), the Company may be liable for contingent payments relating to future operating objectives of Wizards, applicable to earnings through fiscal 2004. These objectives were not met in 2001, 2002, and 2003.

        Hasbro is party to certain legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

(16) Segment Reporting

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

        In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products, electronic interactive products, children's consumer electronics, electronic learning aids and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, and trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and game products in non-U.S. markets. The Operations segment sources product for the majority of the Company's segments. The Retail segment operated retail shops that sold games products and offered an area for organized play of trading card and role-playing games. In December 2003, the Company announced plans to close all of the remaining retail stores. The Company also has other segments that primarily license out the Company's brand names on specifically approved products. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

        The accounting policies of the segments are the same as those described in note 1 to the consolidated financial statements.

        Information by segment and a reconciliation to reported amounts are as follows:

	Revenue from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2003
U.S. Toys(a)	$1,057,984	6,732	91,996	33,486	2,282	1,037,754
Games	804,547	29,843	175,295	34,676	7,675	1,471,286
International(b)	1,184,532	112,017	91,273	52,167	4,722	1,353,546
Operations(c)	1,929	771,341	10,438	35,694	38,622	591,674
Retail(d)	37,707	—	(34,604)	2,794	162	21,612
Other segments	51,958	—	21,522	81	164	84,564
Corporate and eliminations(a)	—	(919,933)	(11,304)	5,225	9,443	(1,397,060)

Consolidated Total	$3,138,657	—	344,616	164,123	63,070	3,163,376

2002
U.S. Toys(a)	$996,496	11,266	75,664	58,396	3,063	896,051
Games	739,782	30,107	124,523	38,944	5,173	1,244,324
International(b)	970,825	108,180	5,177	51,002	7,008	1,181,834
Operations(c)	9,009	642,354	1,835	33,081	35,130	577,086
Retail	48,983	—	(19,877)	8,277	578	15,439
Other segments	51,135	9,912	25,787	173	343	66,549
Corporate and eliminations(a)	—	(801,819)	6,182	(6,035)	7,366	(838,402)

Consolidated Total	$2,816,230	—	219,291	183,838	58,661	3,142,881

2001
U.S. Toys	$935,530	82,339	15,808	63,577	11,316	967,625
Games	801,467	45,850	156,089	53,036	3,825	1,053,615
International	996,266	88,418	28,658	49,865	6,385	1,166,978
Operations(c)	22,978	407,246	(4,327)	28,947	24,106	380,574
Retail(d)	51,019	—	(36,897)	24,339	1,551	31,582
Other segments	49,079	2,310	25,576	214	11	41,716
Corporate and eliminations	—	(626,163)	24,628	5,921	2,851	(273,111)

Segment Total	2,856,339	—	209,535	225,899	50,045	3,368,979
Consolidation program(b)	—	—	1,795	—	—	—

Consolidated Total	$2,856,339	—	211,330	225,899	50,045	3,368,979

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

  (b)
  Operating profit of the International segment includes a cash charge associated with severance costs of approximately $18,400 relating to the cessation of manufacturing in the Company's facility in Spain. In addition, the Company wrote-down certain property, plant and equipment that will not be used in its ongoing operations in Spain. Operating profit of the International segment includes a charge of $7,566 and $236 in 2002 and 2001, respectively, relating to penalties assessed by the Office of Fair Trading in the United Kingdom. The impact of the consolidation program in 2001 totaling $(1,795) relates to the International Segment.

  (c)
  The Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

  (d)
  Operating loss of the Retail segment includes a cash charge of approximately $14,040 in 2003 relating to costs incurred for leases and severance obligations relating to the announced closure of all of the Company's remaining retail stores. The operating loss in 2001 includes a charge related to impairment of long-lived assets of approximately $16,000.

        The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 28, 2003. Certain amounts have been reclassified from their prior year presentation to conform with current year classification.

	2003	2002	2001
Boys toys	$962,500	871,400	657,300
Games and puzzles	1,207,100	1,121,200	1,259,600
Electronic toys	266,500	118,000	213,900
Preschool toys	215,500	225,400	222,000
Creative play	198,100	195,500	211,600
Girls toys	104,000	122,500	111,900
Other	184,957	162,230	180,039

Net revenues	$3,138,657	2,816,230	2,856,339

        Information as to Hasbro's operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues and the related pretax earnings are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2003	2002	2001
Net revenues
United States	$1,927,596	1,823,799	1,825,745
International	1,211,061	992,431	1,030,594

	$3,138,657	2,816,230	2,856,339

Earnings before income taxes and cumulative effect of accounting change
United States	$160,147	96,103	64,023
International	83,917	7,985	32,176

	$244,064	104,088	96,199

Long-lived assets
United States	$1,219,470	1,225,828	1,636,012
International	154,703	164,400	165,950

	$1,374,173	1,390,228	1,801,962

        Principal international markets include Western Europe, Canada, Mexico, Australia, and Hong Kong.

  Other Information

        Hasbro markets its products primarily to customers in the retail sector. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as deemed appropriate, a substantial portion of its customers' ability to discharge amounts owed is generally dependent upon the overall retail economic environment.

        Sales to the Company's two largest customers, Wal-Mart Stores, Inc. and Toys 'R Us, Inc., amounted to 21% and 16%, respectively, of consolidated net revenues during 2003, 19% and 16%, respectively, during 2002, and 17% and 13%, respectively, during 2001.

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

(17) Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2003
Net revenues	$461,768	581,469	971,071	1,124,349	3,138,657
Gross profit	289,531	350,662	551,202	659,300	1,850,695
Earnings before income taxes and cumulative effect of accounting change	1,629	15,640	118,124	108,671	244,064
Earnings before cumulative effect of accounting change	1,189	11,417	85,815	76,594	175,015
Net earnings	$1,189	11,417	68,464	76,594	157,664

Per common share
Earnings before cumulative effect of accounting change
Basic	$.01	.07	.49	.44	1.01
Diluted	.01	.06	.48	.43	.98
Market price
High	$14.60	18.05	19.37	22.63	22.63
Low	11.01	13.66	17.26	18.21	11.01
Cash dividends declared	$.03	.03	.03	.03	.12

2002
Net revenues	$452,267	545,990	820,532	997,441	2,816,230
Gross profit	285,853	349,825	477,614	603,776	1,717,068
Earnings (loss) before income taxes and cumulative effect of accounting change	(23,052)	(34,983)	75,470	86,653	104,088
Earnings (loss) before cumulative effect of accounting change	(17,058)	(25,888)	55,848	62,156	75,058
Net earnings (loss)	$(262,790)	(25,888)	55,848	62,156	(170,674)

Per common share
Earnings (loss) before cumulative effect of accounting change
Basic & diluted	$(.10)	(.15)	.32	.36	.43
Market price
High	$17.30	16.98	13.92	13.48	17.30
Low	12.84	13.56	10.75	9.87	9.87
Cash dividends declared	$.03	.03	.03	.03	.12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 28, 2003. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 28, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain of the information required by this item is contained under the captions "Election of Directors," "Additional Information Regarding the Board of Directors and Shareholder Proposals" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

        The information required by this item with respect to executive officers of the Company is included in this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

        The Company has a Code of Conduct, which is applicable to all of the Company's employees, officers and directors, including the Company's Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Conduct is available on the Company's website under Corporate Information, Investor Information, Corporate Governance. The Company's website address is
http://www.hasbro.com. Although the Company does not generally intend to provide waivers of or amendments to the Code of Conduct for its Chief Executive Officer, Chief Financial Officer, Controller, or other officers or employees, information concerning any waiver of or amendment to the Code of Conduct for the Chief Executive Officer, Chief Financial Officer, Controller, or any other executive officer or directors of the Company, will be promptly disclosed on the Company's website in the location where the Code of Conduct is posted.

        The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit, (ii) Compensation and Stock Option, (iii) Nominating, Governance and Social Responsibility, and (iv) Executive Committees of its Board of Directors.

        In addition to being accessible on the Company's website, copies of the Company's Code of Conduct, Corporate Governance Principles, and charters for the Company's four Board Committees, are all available free of charge upon request to the Company's Senior Vice President, General Counsel and Secretary, Barry Nagler, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02862-1059.

        As of the date of the filing of this report, the Company's Chief Executive Officer is not aware of any violation by the Company of the New York Stock Exchange's corporate governance listing standards.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is contained under the captions "Compensation of Directors" and "Executive Compensation" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is contained under the captions "Voting Securities and Principal Holders Thereof," "Security Ownership of Management" and "Equity Compensation Plans" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is contained under the caption "Additional Information Regarding Independent Public Accountants" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements, Financial Statement Schedules and Exhibits

(1)
Financial Statements

    Included in PART II of this report:

      Independent Auditors' Report

      Consolidated Balance Sheets at December 28, 2003 and December 29, 2002

      Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2003, 2002 and 2001

      Consolidated Statements of Shareholders' Equity for the Three Fiscal Years Ended in December 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

    Included in PART IV of this Report:

      Report of Independent Certified Public Accountants on Financial Statement Schedule

      For the Three Fiscal Years Ended in December 2003, 2002 and 2001:

        Schedule II—Valuation and Qualifying Accounts and Reserves

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

Exhibit
3. Articles of Incorporation and Bylaws
(a	)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(b	)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(c	)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(d	)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(e	)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(f	)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4. Instruments defining the rights of security holders, including indentures.
(a	)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
(b	)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File Number 1-6682.)
(c	)	Indenture dated as of November 30, 2001 between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
(d	)	Third Amended and Restated Revolving Credit Agreement dated as of November 14, 2003 by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.
(e	)	Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)
(f	)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)

10. Material Contracts
(a	)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)("Hasbro Canada") and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)
(b	)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
(c	)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
(d	)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(e	)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003.
(f	)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(g	)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(h	)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
(i	)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(j	)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(k	)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)

(l	)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(m	)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(n	)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(o	)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(p	)	Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to the securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)
(q	)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
Executive Compensation Plans and Arrangements
(r	)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
(s	)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(t	)	Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
(u	)	First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(v	)	Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
(w	)	Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

(x	)	First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
(y	)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(z	)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(aa	)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(bb	)	Form of Employment Agreement between the Company and six Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(cc	)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(bb) above. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
(dd	)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
(ee	)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(ff	)	Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
(gg	)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
(hh	)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(ii	)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
(jj	)	Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
(kk	)	First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

(ll	)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
(mm	)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(nn	)	Hasbro, Inc. 2003 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix C to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(oo	)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(pp	)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
(qq	)	Amended and Restated Employment Agreement, effective as of October 31, 2001, by and between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10(tt) to the Company's Annual Report on Form 10-K for fiscal year ended December 30, 2001, File No. 1-6682.)
(rr	)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia.
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

(b)
Reports on Form 8-K

    A Current Report on Form 8-K, dated October 20, 2003, was filed to announce the Company's results for the quarter ended September 28, 2003. Consolidated statements of earnings (without notes) for the quarter ended September 28, 2003 and September 29, 2002 and consolidated condensed balance sheets (without notes) as of said dates were also filed.

    A Current Report on Form 8-K, dated November 24, 2003, was filed to announce the commencement of a tender offer for all 8 1/2% Notes due March 15, 2006 issued by the Company.

    A Current Report on Form 8-K, dated December 10, 2003, was filed to announce that $166,789,000 in aggregate principal amount of 8 1/2% Notes due 2006 had been tendered to the Company as of 5:00 p.m., New York City time on Monday, December 8, 2003, pursuant to the Company's Offer to Purchase dated November 24, 2003.

    A Current Report on Form 8-K, dated December 23, 2003, was filed to announce that the Company's tender offer for all outstanding 8 1/2% Notes due in 2006 (the "Notes") expired at 12:00 midnight, New York City time, on Monday December 22, 2003, and that it has accepted for payment and will purchase all Notes validly tendered pursuant to the tender offer and not withdrawn. The aggregate principal amount of Notes validly tendered and not withdrawn was $167,257,000 and the aggregate cost to purchase the Notes tendered pursuant to the tender offer was approximately $188,991,050, plus approximately $3,870,141 of accrued but unpaid interest to, but not including, the date of payment for the Notes.

(c)
Exhibits

        See (a)(3) above

(d)
Financial Statement Schedules

        See (a)(2) above

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Hasbro, Inc.:

        Under date of February 4, 2004, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2003, which are included in the Form 10-K for the year ended December 28, 2003. Our report refers to a change in the method used to account for certain financial instruments with characteristics of liabilities and equity as well as a change in the method used to account for goodwill. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island
February 4, 2004

HASBRO, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended in December
(Thousands of Dollars)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses(a)	Other Additions	Write-Offs And Other (b)	Balance at End of Year
Valuation accounts deducted from assets to which they apply—for doubtful accounts receivable:
2003	$50,700	(1,137)	—	(10,363)	$39,200

2002	$49,300	3,886	—	(2,486)	$50,700

2001	$55,000	8,487	—	(14,187)	$49,300

(a)
Based on an assessment of accounts receivable, the Company made a $5.0 million adjustment to reduce its allowance for doubtful accounts in December 2003.

(b)
Includes write-offs, recoveries of previous write-offs, and translation adjustments.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC. (REGISTRANT)
By:	/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia Chief Executive Officer	Date: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN G. HASSENFELD Alan G. Hassenfeld	Chairman of the Board	March 12, 2004
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ DAVID D.R. HARGREAVES David D.R. Hargreaves	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	March 12, 2004
/s/ ALAN R. BATKIN Alan R. Batkin	Director	March 12, 2004
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	March 12, 2004
John M. Connors, Jr.	Director	March 12, 2004

/s/ E. GORDON GEE E. Gordon Gee	Director	March 12, 2004
/s/ JACK M. GREENBERG Jack M. Greenberg	Director	March 12, 2004
/s/ CLAUDINE B. MALONE Claudine B. Malone	Director	March 12, 2004
/s/ EDWARD M. PHILIP Edward M. Philip	Director	March 12, 2004
/s/ E. JOHN ROSENWALD, JR. E. John Rosenwald, Jr.	Director	March 12, 2004
/s/ ELI J. SEGAL Eli J. Segal	Director	March 12, 2004
/s/ CARL SPIELVOGEL Carl Spielvogel	Director	March 12, 2004
/s/ PAULA STERN Paula Stern	Director	March 12, 2004

HASBRO, INC.
Annual Report on Form 10-K
for the Year Ended December 28, 2003

Exhibit Index

Exhibit
3. Articles of Incorporation and Bylaws
(a	)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(b	)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(c	)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(d	)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(e	)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(f	)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4. Instruments defining the rights of security holders, including indentures.
(a	)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
(b	)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File Number 1-6682.)
(c	)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
(d	)	Third Amended and Restated Revolving Credit Agreement, dated as of November 14, 2003, by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks.
(e	)	Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated as of June 16, 1999.)

(f	)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K dated December 31, 2000, File No. 1-6682.)
10. Material Contracts
(a	)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)("Hasbro Canada") and Central Toy Manufacturing Co. ("Central Toy"), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-14, File No. 2-92550.)
(b	)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
(c	)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
(d	)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(e	)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003.
(f	)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(g	)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(h	)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
(i	)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
(j	)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

(k	)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
(l	)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(m	)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(n	)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(o	)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(p	)	Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)
(q	)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
Executive Compensation Plans and Arrangements
(r	)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
(s	)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(t	)	Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
(u	)	First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(v	)	Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)

(w	)	Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
(x	)	First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
(y	)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(z	)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, file No. 1-6682.)
(aa	)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, file No. 1-6682.)
(bb	)	Form of Employment Agreement between the Company and six Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(cc	)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(bb) above. (Incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, file No. 1-6682.)
(dd	)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
(ee	)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(ff	)	Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
(gg	)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
(hh	)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(ii	)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
(jj	)	Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

(kk	)	First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(ll	)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
(mm	)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(nn	)	Hasbro, Inc. 2003 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix C to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(oo	)	Hasbro, Inc. 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix D to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(pp	)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
(qq	)	Amended and Restated Employment Agreement, effective as of October 31, 2001, by and between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10(tt) to the Company's Annual Report on Form 10-K for fiscal year ended December 30, 2001, File No. 1-6682.)
(rr	)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia.
11.	Statement re computation of per share earnings
12.	Statement re computation of ratios
21.	Subsidiaries of the registrant
23.	Consents of KPMG LLP
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Exhibit Index