Form 10-Q
period 2004-03-28
HASBRO INC
filed 2004-04-30
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes X or No
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 23, 2004 was 176,382,147.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)
Unaudited

	March 28,	March 30,	Dec. 28,
Assets	2004	2003	2003
	--------	--------	--------
Current assets
Cash and cash equivalents	$ 631,720	310,526	520,747
Accounts receivable, less allowance
for doubtful accounts of $38,900,
$52,000 and $39,200	206,201	286,576	607,556
Inventories:
Finished products	170,500	203,680	155,180
Work in process	6,133	8,103	5,144
Raw materials	11,624	10,513	8,655
	-------------	-------------	-------------
Total inventories	188,257	222,296	168,979

Deferred income taxes	118,727	110,145	119,664
Prepaid expenses	123,639	118,155	92,317
	-------------	-------------	-------------
Total current assets	1,268,544	1,047,698	1,509,263

Property, plant and equipment, net	197,793	210,264	199,854
	-------------	-------------	-------------

Other assets
Goodwill	473,056	460,888	463,680
Other intangibles, less accumulated amortization
of $449,809, $386,537 and $435,014	695,617	767,581	710,639
Other	270,893	317,575	279,940
	-------------	-------------	-------------
Total other assets	1,439,566	1,546,044	1,454,259
	-------------	-------------	-------------

Total assets	$2,905,903	2,804,006	3,163,376
	========	========	========
(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

(Thousands of Dollars Except Share Data)
Unaudited

	March 28,	March 30,	Dec. 28,
Liabilities and Shareholders' Equity	2004	2003	2003
	--------	--------	--------
Current liabilities
Short-term borrowings	$ 15,835	18,014	23,354
Current installments of long-term debt	1,315	1,121	1,333
Accounts payable	100,323	111,883	158,969
Accrued liabilities	555,065	420,524	746,399
	-------------	-------------	-------------
Total current liabilities	672,538	551,542	930,055

Long-term debt	686,191	856,936	686,871
Deferred liabilities	142,926	133,165	141,210
	-------------	-------------	-------------
Total liabilities	1,501,655	1,541,643	1,758,136
	-------------	-------------	-------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	391,566	524,742	397,878
Deferred compensation	(589)	(258)	(679)
Retained earnings	1,563,649	1,426,895	1,567,693
Accumulated other comprehensive earnings	21,187	(38,525)	30,484
Treasury stock, at cost, 33,462,722 shares at
March 28, 2004, 36,597,585 at March 30,
2003 and 34,195,301 at December 28, 2003	(676,412)	(755,338)	(694,983)
	-------------	-------------	-------------
Total shareholders' equity	1,404,248	1,262,363	1,405,240
	-------------	-------------	-------------

Total liabilities and shareholders' equity	$2,905,903	2,804,006	3,163,376
	========	========	========
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	--------------------
	March 28,	March 30,
	2004	2003
	--------	--------
Net revenues	$474,247	461,768
Cost of sales	186,723	172,237
	------------	------------
Gross profit	287,524	289,531
	------------	------------
Expenses
Amortization	15,241	16,178
Royalties	32,639	33,820
Research and product development	31,683	30,500
Advertising	55,330	53,178
Selling, distribution and administration	137,959	139,899
	------------	------------
Total expenses	272,852	273,575
	------------	------------
Operating profit	14,672	15,956
	------------	------------
Nonoperating (income) expense
Interest expense	8,307	15,022
Other income, net	(2,046)	(695)
	------------	------------
Total nonoperating (income) expense	6,261	14,327
	------------	------------
Earnings before income taxes	8,411	1,629
Income taxes	1,879	440
	------------	------------
Net earnings	$ 6,532	1,189
	=======	=======

Net earnings per common share
Basic	$ .04	.01
	=======	=======
Diluted	$ .03	.01
	=======	=======
Cash dividends declared per common share	$ .06	.03
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Quarters Ended March 28, 2004 and March 30, 2003
(Thousands of Dollars)
(Unaudited)
	2004	2003
	------	------
Cash flows from operating activities
Net earnings	$ 6,532	1,189
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization of plant and equipment	13,739	14,569
Other amortization	15,241	16,178
Change in fair value of liabilities potentially settleable
in common stock	(1,700)	-
Deferred income taxes	4,476	3,711
Compensation earned under restricted stock plans	90	(14)
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	401,569	273,581
Increase in inventories	(18,379)	(30,362)
Increase in prepaid expenses	(32,493)	(35,979)
Decrease in accounts payable and accrued liabilities	(258,220)	(209,476)
Other	3,217	3,110
	------------	------------
Net cash provided by operating activities	134,072	36,507
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(13,855)	(9,228)
Investments and acquisitions	(9,564)	-
Other	1,091	(5,389)
	------------	------------
Net cash utilized by investing activities	(22,328)	(14,617)
	------------	------------
Cash flows from financing activities
Repayments of borrowings with original maturities
of more than three months	(324)	(200,288)
Net repayments of other short-term borrowings	(7,256)	(2,882)
Stock option transactions	12,259	224
Dividends paid	(5,267)	(5,195)
	------------	------------
Net cash utilized by financing activities	(588)	(208,141)
	------------	------------
Effect of exchange rate changes on cash	(183)	1,405
	------------	------------
Increase (decrease) in cash and cash equivalents	110,973	(184,846)
Cash and cash equivalents at beginning of year	520,747	495,372
	------------	------------
Cash and cash equivalents at end of period	$631,720	310,526
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Quarters Ended March 28, 2004 and March 30, 2003

(Thousands of Dollars)
(Unaudited)
	2004	2003
	-------	------
Supplemental information
Cash paid during the period for:
Interest	$ 11,082	26,002
Income taxes	$ 14,951	7,650

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

(Thousands of Dollars)
(Unaudited)
	Quarter Ended
	--------------------
	March 28,	March 30,
	2004	2003
	--------	--------
Net earnings	$ 6,532	1,189
Other comprehensive earnings (loss)	(9,297)	8,289
	------------	------------
Total comprehensive earnings (loss)	$ (2,765)	9,478
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 28, 2004 and March 30, 2003, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The quarters ended March 28, 2004 and March 30, 2003 are thirteen week periods.

The results of operations for the quarter ended March 28, 2004 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 28, 2003 in its annual report on Form 10-K, which includes all such information and disclosures, and accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 28, 2003.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings per share data for the fiscal quarters ended March 28, 2004 and March 30, 2003 were computed as follows:

	2004		2003
	-----------------		-----------------
	Basic	Diluted	Basic	Diluted
	-------	-------	-------	-------
Net earnings	$ 6,532	6,532	1,189	1,189
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(1,700)	-	-
	------------	------------	------------	------------
Adjusted net earnings	$ 6,532	4,832	1,189	1,189
	=======	=======	=======	=======

Average shares outstanding	175,742	175,742	172,918	172,918
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,006	-	-
Options and warrants	-	3,205	-	5,771
	------------	------------	------------	------------
Equivalent shares	175,742	183,953	172,918	178,689
	=======	=======	=======	=======

Net earnings per share	$ .04	.03	.01	.01
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, which are classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. For the 2004 first quarter, the warrants had a more dilutive impact on earnings per share, assuming they were treated as an equity contract. Accordingly, the numerator includes an adjustment to earnings for the income included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of quarter end.

Options and warrants to acquire shares totaling 3,439 at March 28, 2004 and 19,337 at March 30, 2003, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. The Company also has convertible debt under which potentially issuable shares were not included as the contingency features were not met. If the contingent conversion features are met, the impact of conversion of the debentures would result in an additional 11,574 shares being included in the calculation of diluted earnings per share, to the extent those shares would be dilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of Statement of Financial Accounting Standards No. 123 for stock options awarded, the impact on the Company's net earnings and net earnings per share for the fiscal quarters ended March 28, 2004 and March 30, 2003 would have been:
	2004	2003
	-------	-------
Reported net earnings	$ 6,532	1,189
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	61	22
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,643)	(3,197)
	------------	------------
Pro forma compensation expense, net of tax	(2,582)	(3,175)
	------------	------------
Pro forma net earnings (loss)	$ 3,950	(1,986)
	=======	=======

Reported net earnings per share
Basic	$ .04	.01
	=======	=======
Diluted	$ .03	.01
	=======	=======

Pro forma net earnings (loss) per share
Basic	$ .02	(.01)
	=======	=======
Diluted	$ .01	(.01)
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4) Other comprehensive earnings (loss) for the quarters ended March 28, 2004 and March 30, 2003 consist of the following:
	2004	2003
	------	------
Foreign currency translation adjustments	$(9,324)	10,368
Changes in value of available-for-sale securities, net of tax	(3,088)	(931)
Gains (losses) on cash flow hedging activities, net of tax	224	(2,546)
Reclassifications to earnings	2,891	1,398
	----------	----------
	$(9,297)	8,289
	======	======

Reclassification adjustments from other comprehensive earnings (loss) to net earnings of $2,891 and $1,398 for the quarters ended March 28, 2004 and March 30, 2003, respectively, represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. These losses on cash flow hedging derivatives include losses (gains) on cash flows reclassified to earnings as the result of hedge ineffectiveness of $160 and $(1) for the quarters ended March 28, 2004 and March 30, 2003, respectively. The Company expects the remaining deferred losses on derivative hedging instruments at March 28, 2004 of $6,659 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

(5) The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 28, 2004 and March 30, 2003 are as follows:
	Pension		Postretirement
	2004	2003	2004	2003
	-------	-------	-------	-------
Service cost	$ 2,160	2,066	151	132
Interest cost	3,659	3,507	571	571
Expected return on assets	(3,624)	(3,088)	-	-
Net amortization and deferrals	695	765	134	162
	--------	--------	--------	--------
Net periodic benefit cost	$ 2,890	3,250	856	865
	=====	=====	=====	=====

In April 2004, the Company made a cash contribution to its pension plans of approximately $12,400. The Company does not expect to make any further contributions in 2004.

(6) Hasbro is a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's main reportable segments are U.S. Toys, Games, and International. The Company has one other segment, Operations, which meets the quantitative thresholds for reportable segments.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products, electronic interactive products, children's consumer electronics, electronic learning aids, and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, and trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The Operations segment sources finished product for the majority of the Company's segments. The Company also has other segments that primarily license out certain toy and game properties and a retail segment, which operated retail stores in 2003. The Company announced the closure of these stores in December 2003. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2004 nor were those of the 2003 first quarter representative of those actually experienced for the full year 2003. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment for the quarters ended March 28, 2004 and March 30, 2003 is as follows:
	Quarter Ended		Quarter Ended
	March 28, 2004		March 30, 2003
	----------------------		----------------------
	External	Affiliate	External	Affiliate
Net revenues	------------	-----------	-----------	-----------
U.S. Toys	$ 152,390	701	153,444	1,446
Games	127,598	6,537	112,210	6,445
International	180,741	12,883	175,383	22,026
Operations (a)	521	112,662	446	106,070
Other segments	12,997	-	20,285	-
Corporate and eliminations	-	(132,783)	-	(135,987)
	------------	------------	------------	------------
	$ 474,247	-	461,768	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
	Quarter ended	Quarter ended
	March 28, 2004	March 30, 2003
	---------------------	---------------------
Operating profit (loss)
U.S. Toys	$ 1,035	5,326
Games	19,584	18,009
International	(10,032)	(5,975)
Operations (a)	714	190
Other segments	3,254	(805)
Corporate and eliminations	117	(789)
	----------	----------
	$ 14,672	15,956
	======	======

	March 28, 2004	March 30, 2003
	--------------------	---------------------
Total assets
U.S. Toys	$ 887,041	847,337
Games	1,451,620	1,268,574
International (b)	1,249,747	1,066,384
Operations	607,950	571,301
Other segments	180,658	81,566
Corporate and eliminations	(1,471,113)	(1,031,156)
	--------------	--------------
	$ 2,905,903	2,804,006
	========	========

(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

(b) Included in the International assets at March 28, 2004 is an increase to goodwill of $9,130 related to the Company's acquisition of the remaining unowned interest in its Latin America operations in the first quarter of 2004.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters ended March 28, 2004 and March 30, 2003. Certain 2003 amounts have been reclassified to conform to the current period presentation.
	2004	2003
	-------	-------
Boys toys	$136,300	164,400
Games and puzzles	193,100	169,900
Preschool toys	40,700	28,400
Creative play	29,300	29,700
Electronic toys	22,000	21,800
Girls toys	23,800	12,000
Other	29,047	35,568
	------------	------------
Net revenues	$474,247	461,768
	=======	=======

(7) In April 2003, the Financial Accounting Standards Board ("FASB") announced that it would mandate the fair value method of accounting for all stock-based awards. The FASB issued an Exposure Draft of a proposed statement on March 31, 2004, which is subject to a comment period. If enacted, the change in accounting is not expected to be effective for the Company until fiscal 2005. Until a final statement is issued, the Company cannot estimate the effect that this change in accounting would have on its consolidated statement of operations.

On December 8, 2003, Congress expanded Medicare to include coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and the Company expects that this legislation will eventually reduce the Company's costs for some of these programs. The financial impact is uncertain pending regulatory guidance from Medicare. The Company is also awaiting final guidance from the Financial Accounting Standards Board as to the appropriate accounting methodology for this event. When issued, that final guidance could require the company to change previously reported information.

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars Except Per Share Data)

EXECUTIVE SUMMARY
----------------------------------
The Company earns revenue and generates cash through the sale of a variety of toy and game products both within the United States and in international markets. Most of the Company's products are either internally developed or licensed from outside inventors. In addition to products based on its own brands and products licensed from outside vendors, the Company also offers internally developed products tied to licensed entertainment properties.

The Company's principal business strategies focus on:

  Growing its core brands,
  Developing new and innovative toy and game products, and
  Increasing operating margins by optimizing efficiencies within the Company.

Management views the Company's principal product opportunities as falling into three general categories: core brands, innovative new products and licensed entertainment-based products. Although the Company intends to continue to offer products based on licensed entertainment properties, in the past three years the Company has actively sought to reduce its reliance on products based on theatrical properties and to achieve more consistent performance by focusing greater resources on the development and growth of its core brands and on producing innovative products which are not based on movies.

The Company's core brands represent Company-owned or Company-controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAY-DOH, PLAYSKOOL and TONKA, which the Company views as presenting potential to be successful over the long-term. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. However, the volatility of consumer preferences and the high level of competition in the family entertainment industry make it difficult to maintain the long-term success of existing product lines and consistently introduce successful new products.

In addition to its focus on core brands, the Company's strategy also involves trying to meet ever changing consumer preferences by identifying and offering innovative products based on market opportunities. In 2003, innovative products such as BEYBLADE, FURREAL FRIENDS, and VIDEONOW contributed significantly to the Company's success. The Company believes its strategy of focusing on the development of its core brands and continuing to identify opportunistic new products will prevent the Company from being dependent on the success of any one product line.

While the Company's strategy focuses on growing its core brands and the development of innovative, new products, the Company continues to evaluate and enter into strategic arrangements to license entertainment-based properties when the Company believes it is economically beneficial. Major movie-based properties in 2004 will include products based on DISNEY/PIXARS' THE INCREDIBLES, DREAMWORKS' SHREK II, and LUCASFILM'S STAR WARS.

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

In recent years, the Company has also focused on reducing its fixed costs and increasing its operating margins. In 2003 and 2004, the Company continued this focus with a number of business efficiency initiatives. Two major initiatives in late 2003 were the cessation of manufacturing at the Company's Valencia, Spain facility and the announced closure of the remaining retail stores operated under the Wizards of the Coast and Game Keeper names, both of which occurred in the fourth quarter of 2003. The Company continues to review its operations in order to determine areas where greater efficiency can be achieved.

The Company's strategy for the near-term also focuses on the reduction of long-term debt. The goal of management is to reduce the Company's debt-to-capitalization ratio, defined as total debt, both short-term and long-term, as a percentage of total equity plus total debt, to 25-30%. In the fourth quarter of 2003, the Company initiated a tender offer, pursuant to which the Company repurchased $167,257 of aggregate principal amount of the 8.50% notes due 2006 previously issued by the Company. At March 28, 2004, the Company's debt-to-capitalization ratio was approximately 33%, which compared to approximately 41% at March 30, 2003.

2003 was a year of continuing consolidation in the toy and game industry, with further store closings and the bankruptcy of two notable toy and game retailers. As a result, the Company's customer base continues to become more concentrated. While the consolidation of customers may provide certain benefits to the Company, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to the Company's business associated with a major customer having financial difficulties or reducing its business with the Company. In addition, customer concentration may decrease the prices the Company is able to obtain for some of its products. The Company believes that its strategy of offering strong brands and innovative products, which provide value to both consumers and the Company's customers, will help protect the Company from any negative impact resulting from an environment of increasing retail consolidation.

RESULTS OF OPERATIONS
----------------------------------------
Net earnings for the first quarter of 2004 were $6,532 compared with net earnings of $1,189 in the first quarter of 2003. Basic and diluted earnings per share for the quarter were $.04 and $.03, respectively, in 2004 compared with basic and diluted earnings per share of $.01 in 2003.

Consolidated net revenues for the quarter ended March 28, 2004 increased 3% to $474,247 compared with $461,768 for the quarter ended March 30, 2003. Operating profit for the quarter ended March 28, 2004 was $14,672 compared to $15,956 in 2003. Most of the Company's revenues and operating profit are derived from its three principal segments, U.S. Toys, Games and International.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

U.S. TOYS
U.S. Toys segment net revenues for the quarter ended March 28, 2004 of $152,390 decreased 1% compared to $153,444 for the quarter ended March 30, 2003. The decrease was primarily due to decreased sales of BEYBLADE and ZOIDS products. These decreases were partially offset by increased shipments of core brand products, principally MY LITTLE PONY, which was reintroduced in the third quarter of 2003, PLAYSKOOL and TRANSFORMERS.

U.S. Toys segment operating profit of $1,035 for the quarter ended March 28, 2004 compares to an operating profit of $5,326 for the quarter ended March 30, 2003. The decrease in operating profit was primarily due to decreased gross margin primarily as a result of a change of mix of products sold in 2004. The decrease in operating profit was partially offset by decreased royalties, driven by lower sales of BEYBLADE products.

GAMES
Games segment net revenues increased 14% to $127,598 for the quarter ended March 28, 2004 from $112,210 for the quarter ended March 30, 2003. The increase primarily relates to the introduction of DUEL MASTERS in the first quarter of 2004. Decreased sales of TRIVIAL PURSUIT 20th ANNIVERSARY EDITION were substantially offset by increased sales of core products, such as MAGIC: THE GATHERING and MONOPOLY.

Games segment operating profit increased to $19,584 for the quarter ended March 28, 2004 from $18,009 for the quarter ended March 30, 2003. The increased gross profit resulting from increased revenues was partially offset by increased advertising expense as a result of the Company's ongoing initiative to raise awareness of its core brands as well as increased shipping costs resulting from the increased revenues.

INTERNATIONAL
International segment net revenues increased by 3% to $180,741 for the quarter ended March 28, 2004 from $175,383 for the quarter ended March 30, 2003. International net revenues were positively impacted by currency translation of approximately $20,800, as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, International net revenues decreased 9% in local currency. The decrease in local currency revenue for the quarter was primarily the result of decreased sales of BEYBLADE products, partially offset by revenues from MY LITTLE PONY products, which were introduced in the third quarter of 2003. To a lesser extent, 2004 sales were also positively impacted by increased sales of FURREAL FRIENDS products, as well as increased sales of TRIVIAL PURSUIT and TRANSFORMERS products.

International segment operating loss increased to $10,032 for the quarter ended March 28, 2004 from $5,975 for the quarter ended March 30, 2003. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net unfavorable translation impact to International operating profit of approximately $1,800 for the quarter ended March 28, 2004. Absent the impact of foreign exchange rates, the increase in operating loss was primarily due to decreased gross profit as the result of decreased sales in local currency. The decrease in gross profit was partially offset by lower operating expenses as the result of the Company's cost reduction initiatives.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

GROSS PROFIT
-----------------------
The Company's gross profit margin decreased to 60.6% for the quarter ended March 28, 2004 from 62.7% for the quarter ended March 30, 2003. This decrease was due to changes in product mix, primarily in the U.S. Toys segment. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

EXPENSES
-----------------
Amortization expense was $15,241 or 3.2% of net revenues in the first quarter of 2004 compared to $16,178 or 3.5% of net revenues in the first quarter of 2003. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in 2004 primarily relates to decreased sales of these licensed products in the first quarter of 2004.

Royalty expense for the quarter ended March 28, 2004 decreased to $32,639, or 6.9% of net revenues from $33,820, or 7.3% of net revenues in the first quarter of 2003. This decrease is primarily the result of decreased sales of licensed products resulting from the Company's business strategy to continue to focus on its core brands.

Research and product development expenses for the quarter ended March 28, 2004 remained relatively consistent in dollars and as a percentage of sales at $31,683, or 6.7% of net revenues, compared to $30,500, or 6.6% of net revenues, for the quarter ended March 30, 2003. Investment in research and product development costs is an important component to the Company's strategy to grow core brands and to create new and innovative toy and game products. The Company expects research and product development expenses as a percentage of revenue to remain consistent with 2003 levels.

Advertising expense increased in dollars to $55,330 in 2004 from $53,178 in 2003, but remained consistent as a percentage of net revenues of 11.7% in 2004, compared to 11.5% in 2003. These increases reflect the Company's continued focus on marketing as a means to increase and sustain awareness of its core brands, as well as to introduce new products. The Company expects advertising expense in 2004 to be higher than 2003 levels as it continues to follow this strategy of focusing on core brands and offering new, innovative products.

The Company's selling, distribution and administration expenses decreased in dollars and as a percentage of net revenues in 2004 to $137,959 or 29.1% of net revenues from $139,899, or 30.3% of net revenues in the first quarter of 2003. The decrease reflects lower expenses resulting from the Company's cost reduction initiatives, which were partially offset by higher distribution expenses due to increased sales volume and costs and higher international expenses in translated U.S. dollars as the result of the weaker U.S. dollar.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the first quarter of 2004 was $8,307 compared with $15,022 in the first quarter of 2003. Approximately 70% of this decrease is attributable to lower levels of short-term and long-term debt in the first quarter 2004. This mainly reflects the Company's strategy to reduce its long-term debt. In the first quarter of 2003, the Company repurchased and repaid $200,288 in aggregate principal amount of 7.95% Notes, due in March 2003, using cash from operations. In the fourth quarter of 2003, the Company repurchased $167,257 in principal amount of 8.50% Notes due 2006, in conjunction with a tender offer. The remaining 30% decrease in interest expense as compared to 2003 is due to lower effective interest rates, partially the result of interest rate swap agreements that reduce the amount of the Company's debt subject to fixed interest rates.

Other income, net, of $2,046 for the first quarter of 2004 compares to other income, net, of $695 in 2003. Other income for the first quarter of 2004 includes non-cash income of $1,700 related to the decrease in the fair value during the first quarter of certain warrants required to be classified as a liability. These warrants are required to be adjusted to their fair value each quarter through earnings. The fair value of these warrants is primarily affected by the stock price of the Company but is also affected by the Company's stock price volatility, dividends, and risk-free interest rates. Assuming the Company's stock volatility, dividend payments, and risk-free interest rates remain constant, the fair value of the warrants will increase and the Company will recognize a charge to earnings if the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $25.00 per share at March 28, 2004 from its actual price of $21.24 a share on that date, the Company would have recognized a non-cash charge to earnings of approximately $18,900 to adjust the warrants to their fair value.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in the first quarter of 2004 was 22.3%, compared to 27% in the first quarter of 2003. Absent the effect of the adjustment of certain warrants to their fair value, which has no tax effect, the first quarter 2004 effective tax rate would have been 28%. The increase in the rate from the first quarter of 2003 to the first quarter of 2004 is primarily due to increased operating profit in jurisdictions with higher tax rates. The income tax rate for the full year 2003 was 28.3% and, excluding the effect of the adjustment of the above warrants to their fair value, would have been 26.8%.

OTHER INFORMATION
---------------------------------
Typically, due to the seasonal nature of its business, the Company expects the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this trend will generally continue. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers over the past few years has been to purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment. Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At March 28, 2004 and March 30, 2003, the Company's unshipped orders were approximately $166,000 and $197,000, respectively.

Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. In March 2004, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft of a proposed statement, subject to a comment period, which would mandate the fair value method of accounting for all stock-based awards. If enacted, the change in accounting is not expected to be effective for the Company until fiscal 2005. Until the statement is finalized, the Company cannot estimate the effect that this change in accounting would have on its consolidated statement of operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
Hasbro has historically generated a significant amount of cash from normal operations. The Company funds its operations and liquidity needs primarily through cash flows from operations, as well as utilizing, when needed, borrowings under its secured and unsecured credit facilities. The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay outstanding short-term debt. During 2004, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility or receivables securitization program.

As an additional source of liquidity, in December 2003, the Company entered into a three-year receivables securitization program whereby undivided interests in up to $250,000 of eligible domestic trade accounts receivable may be sold, on a revolving basis, to bank conduits. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", receivable interests securitized are accounted for as a sale and removed from the consolidated balance sheet. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through the securitization program and committed lines of credit, are adequate to meet its needs for 2004. However, unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results of the Company, which could result in the Company being in non-compliance with its financial covenants and unable to use funding from its receivables securitization program. Non-compliance with its financial covenants could result in the Company being unable to utilize borrowings under its revolving credit facility, other bank lines and the securitization program, a circumstance most likely to occur when operating shortfalls would most require supplementary borrowings to enable the Company to continue to fund its operations. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable which would prevent the Company from being able to fully utilize its receivables securitization program. The Company expects to be in compliance with its borrowing and securitization financial covenants in 2004.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Cash flows provided by operating activities were $134,072 and $36,507 for the first quarters of 2004 and 2003, respectively. The increase in cash flow provided by operating activities is primarily the result of the utilization of the accounts receivable securitization facility. Accounts receivable were $206,201 at March 28, 2004 compared to $286,576 at March 30, 2003. The decrease in accounts receivable was principally due to the Company's securitization program, as well as increased collections, partly offset by increases resulting from higher translation of international balances due to the currency impact of the weaker U.S. dollar. Prepaid expenses were $123,639 at March 28, 2004 compared to $118,155 at March 30, 2003. Increases resulting from higher translation of international balances due to the currency impact of the weaker U.S. dollar, as well as increases in prepaid advertising, offset decreases in prepaid royalties as a result of the Company's continued focus on its core brands. Inventories decreased to $188,257 at March 28, 2004 from $222,296 at March 30, 2003. This decrease reflects the Company's continued focus on supply chain management.

Accounts payable and accrued expenses increased to $655,388 at March 28, 2004 from $532,407 at March 30, 2003. This increase is due to the Company's adoption of Statement of Financial Accounting Standards No. 150 in the third quarter of 2003. As a result of this new accounting standard, the Company reclassified certain warrants from equity to a current liability and is required to adjust the amount of this liability to its fair value on a quarterly basis. At March 31, 2004, the fair value of these warrants was approximately $137,000. In addition, international balances increased as a result of the foreign exchange impact of the weaker U.S. dollar. This increase was partly offset by decreased accrued royalties reflecting the lower level of royalty expense in the first quarter of 2004.

Collectively, property, plant and equipment and other assets decreased $118,949 from the comparable period in the prior year. The decrease is primarily due to depreciation and amortization, net of additions. In addition, deferred taxes decreased primarily as a result of utilization of loss carryforwards. These decreases were offset by an increase in goodwill of $9,130 relating to the Company's purchase of the remaining unowned interest in its Latin America operations in the first quarter of 2004. The Company paid cash of $9,564 relating to this transaction, which is included in cash utilized by investing activities.

Net borrowings (short-term borrowings, current installments of long-term debt, and long-term debt, less cash and cash equivalents) decreased to $71,621 at March 28, 2004 from $565,545 at March 30, 2003. This reflects an increase in cash of $321,194 as the result of improved earnings and utilization of the accounts receivable securitization facility, as mentioned above, as well as the repurchase of $167,257 in principal amount of 8.50% Notes due 2006 in the fourth quarter of 2003 at a total cost of $188,991. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's committed revolving credit agreement allow.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company currently has an unsecured revolving credit facility of $350,000, maturing in March 2007. The credit facility reduces by $50,000 effective March 31, 2005, and by a further $50,000 effective November 30, 2005. If the Company fails to maintain certain financial ratios or if the credit rating of the Company drops below BB at Fitch Ratings or Standard & Poor's, or Ba3 at Moody's, borrowings under the amended and restated facility would be secured by substantially all domestic inventory as well as certain intangible assets. At March 28, 2004, the Company was rated BBB- by Fitch, BB by Standard & Poor's, and Baa3 by Moody's. The Company is not required to maintain compensating balances under the agreement. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all restrictive covenants as of and for the quarter ended March 28, 2004. The Company had no borrowings outstanding under its committed revolving credit facility at March 28, 2004. The Company also has other uncommitted lines from various banks, of which approximately $15,800 was outstanding at March 28, 2004. Amounts available and unused under the committed line at March 28, 2004 were approximately $331,200. The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in 2004.

In December 2003, the Company entered into a three-year receivables securitization program. Under this program, the Company sells on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. The program provides the Company with a cost-effective source of liquidity. Based on the amount of eligible accounts receivable as of March 28, 2004, the Company had availability under this program to sell approximately $76,500, of which approximately $73,000 was utilized.

The Company had letters of credit of approximately $18,800 and purchase commitments of $107,636 outstanding at March 28, 2004. Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 28, 2003, did not materially change outside of payments made in the normal course of business. The Company currently has $250,000 outstanding in principal amount of contingent convertible debentures due 2021. If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company's common stock at the initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in the first quarter of 2004. The Company believes that cash from operations, the securitization facility, and if necessary the committed line of credit, will allow the Company to meet these and its other obligations. It is the Company's current strategy to reduce its long-term debt through repurchases when it is considered economically beneficial and permitted under the Company's amended and restated revolving credit agreement.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value, which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2003 and no impairment was indicated. At March 28, 2004, the Company has goodwill and intangible assets with indefinite lives of $548,794 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $619,879 at March 28, 2004. During the first quarter of 2004, there were no impairment charges related to these intangible assets.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At March 28, 2004, the Company had $190,446 of prepaid royalties, $43,304 of which are included in prepaid expenses and other current assets and $147,142 which are included in other assets.

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

Based on this information, the Company's estimate of expected return on plan assets in 2004 and 2003 was 8.75%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 1% in the estimate of expected return on plan assets would increase pension expense by approximately $1,600. Expected compensation increases are estimated using a combination of historical compensation increases with expected compensation increases in the Company's long-term business forecasts. Based on this analysis, the Company's estimate of expected long-term compensation increases was 4.0% in 2004 and 2003. Increases in estimated compensation increases would increase pension expense while decreases would decrease pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company considers Moody's long-term Aa Corporate Bond yield at the measurement date as an appropriate guide in setting this rate. At September 30, 2003, the Company's measurement date for its pension assets and liabilities, the Moody's long-term Corporate Bond yield was 5.9%, and the Company selected a discount rate of 6%. A decrease in the discount rate would result in greater pension expense, while an increase in the discount rate would decrease pension expense. A decrease of 1% in the Company's discount rate would increase pension expense and the projected benefit obligation by approximately $3,700 and $33,000, respectively. In accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if in excess of a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods. Assets in the plan are valued on the basis of their fair market value on the measurement date.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

FINANCIAL RISK MANAGEMENT
--------------------------------------------------
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Canadian dollar and Mexican peso and, to a lesser extent, currencies in Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its estimated foreign currency transactions using forward foreign exchange contracts, and purchased foreign currency options.

The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts. The Company does not speculate in, and, other than set forth above, the Company does not hedge foreign currency exposures. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.

In 2002, the Company entered into interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. At March 28, 2004, these swaps had notional amounts of $150,000. These agreements are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt. At March 28, 2004, these contracts had a fair value of $11,001, which is recorded in other assets, with a corresponding fair value adjustment to increase long-term debt.

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
  an adverse change in purchasing policies or the bankruptcy or other lack of success of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues, operating margins, or bad debt exposure;
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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 28, 2004. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 28, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Repurchases Made in the Quarter (in whole number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2004 12/29/03 - 1/25/04	12	$21.30	-	*
February 2004 1/26/04 - 2/29/04	-	-	-	*
March 2004 3/1/04 - 3/28/04	1,795	$21.74	-	*
Total	1,807	$21.74	-

All of the shares above were repurchased upon option exercises or termination of the restrictions on deferred restricted stock units and were delivered by the award recipients to the Company to meet required tax withholdings. All shares were repurchased at the market price on the date of repurchase.

* On December 6, 1999, the Board of Directors authorized a common share repurchase program for up to $500 million in common stock. No repurchases were made under this program during the first quarter of 2004. At March 28, 2004, $204.5 million remained under this authorization.

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

4.4

Third Amended and Restated Revolving Credit Agreement dated as of November 14, 2003 by and among the Company, the Banks thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 28, 2003, File No. 1-6682.)

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

10.1	First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan.

11	Computation of Earnings Per Common Share - Quarters
Ended March 28, 2004 and March 30, 2003.

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended March 28, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated February 9, 2004, was filed to announce the Company's results for the year ended December 28, 2003. Consolidated statements of earnings (without notes) for the quarters and years ended December 28, 2003 and December 29, 2002, consolidated balance sheets as of said dates, and earnings per share, major segment results, and reconciliations of EBITDA tables for the said periods were also filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: April 30, 2004	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended March 28, 2004

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

4.4

Third Amended and Restated Revolving Credit Agreement dated as of November 14, 2003 by and among the Company, the Banks thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 28, 2003, File No. 1-6682.)

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

10.1	First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan.

11	Computation of Earnings Per Common Share - Quarters
Ended March 28, 2004 and March 30, 2003.

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended March 28, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.