Form 10-Q
period 2004-06-27
HASBRO INC
filed 2004-07-30
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes X or No

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 23, 2004 was 176,845,162.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)
Unaudited

	June 27,	June 29,	Dec. 28,
Assets	2004	2003	2003
	---------	---------	---------
Current assets
Cash and cash equivalents	$480,144	172,577	520,747
Accounts receivable, less allowance
for doubtful accounts of $39,300,
$54,500 and $39,200	307,013	485,108	607,556
Inventories:
Finished products	216,887	250,058	155,180
Work in process	7,079	9,772	5,144
Raw materials	13,163	13,973	8,655
	--------------	--------------	--------------
Total inventories	237,129	273,803	168,979

Deferred income taxes	114,101	111,604	119,664
Prepaid expenses	150,359	123,313	92,317
	--------------	--------------	--------------
Total current assets	1,288,746	1,166,405	1,509,263

Property, plant and equipment, net	203,586	211,960	199,854
	--------------	--------------	--------------

Other assets
Goodwill	473,402	461,967	463,680
Other intangibles, less accumulated amortization
of $465,600, $405,200 and $435,000	681,302	753,501	710,639
Other	230,115	310,394	279,940
	--------------	--------------	--------------
Total other assets	1,384,819	1,525,862	1,454,259
	--------------	--------------	--------------

Total assets	$2,877,151	2,904,227	3,163,376
	========	========	========
(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

(Thousands of Dollars Except Share Data)
Unaudited

	June 27,	June 29,	Dec. 28,
Liabilities and Shareholders' Equity	2004	2003	2003
	---------	---------	---------
Current liabilities
Short-term borrowings	$43,014	16,815	23,354
Current installments of long-term debt	1,331	1,201	1,333
Accounts payable	125,696	153,741	158,969
Accrued liabilities	493,334	424,034	746,399
	--------------	--------------	--------------
Total current liabilities	663,375	595,791	930,055

Long-term debt, excluding current installments	651,281	861,280	686,871
Deferred liabilities	145,370	137,294	141,210
	--------------	--------------	--------------
Total liabilities	1,460,026	1,594,365	1,758,136
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	385,919	523,805	397,878
Deferred compensation	(499)	(257)	(679)
Retained earnings	1,571,871	1,433,099	1,567,693
Accumulated other comprehensive earnings	16,946	(10,228)	30,484
Treasury stock, at cost; 32,902,491 shares at
June 27, 2004, 36,008,341 at June 29, 2003
and 34,195,301 at December 28, 2003	(661,959)	(741,404)	(694,983)
	--------------	--------------	--------------
Total shareholders' equity	1,417,125	1,309,862	1,405,240
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$2,877,151	2,904,227	3,163,376
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	--------------------		-------------------------
	June 27, 2004 --------	June 29, 2003 --------	June 27, 2004 ---------	June 29, 2003 ---------
Net revenues	$516,433	581,469	990,680	1,043,237
Cost of sales	207,350	230,807	394,073	403,044
	------------	------------	-------------	-------------
Gross profit	309,083	350,662	596,607	640,193
	------------	------------	-------------	-------------
Expenses
Amortization	15,752	18,410	30,993	34,588
Royalties	34,021	52,650	66,660	86,470
Research and product development	37,696	33,105	69,379	63,605
Advertising	59,018	67,686	114,348	120,864
Selling, distribution and administration	139,867	150,420	277,826	290,319
	------------	-------------	-------------	--------------
Total expenses	286,354	322,271	559,206	595,846
	------------	-------------	-------------	--------------
Operating profit	22,729	28,391	37,401	44,347
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	7,924	11,974	16,231	26,996
Other (income) expense, net	(8,047)	777	(10,093)	82
	------------	-------------	-------------	--------------
Total nonoperating (income) expense	(123)	12,751	6,138	27,078
	------------	-------------	-------------	--------------
Earnings before income taxes	22,852	15,640	31,263	17,269
Income taxes	4,013	4,223	5,892	4,663
	------------	-------------	-------------	--------------
Net earnings	$18,839	11,417	25,371	12,606
	=======	=======	=======	========

Net earnings per common share
Basic	$.11	.07	.14	.07
	=======	=======	=======	========
Diluted	$.06	.06	.08	.07
	=======	=======	=======	========
Cash dividends declared per
common share	$.06	.03	.12	.06
	=======	=======	=======	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 27, 2004 and June 29, 2003

(Thousands of Dollars)
(Unaudited)
	2004	2003
	-------	-------
Cash flows from operating activities
Net earnings	$25,371	12,606
Adjustments to reconcile net earnings to net cash
provided (utilized) by operating activities:
Depreciation and amortization of plant and equipment	30,939	35,366
Other amortization	30,993	34,588
Change in fair value of liabilities potentially settleable
in common stock	(10,220)	-
Deferred income taxes	9,454	14,497
Compensation earned under restricted stock programs	180	(14)
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	309,200	82,063
Increase in inventories	(67,138)	(75,497)
Increase in prepaid expenses and other current assets	(30,568)	(31,038)
Decrease in accounts payable and accrued liabilities	(292,983)	(167,711)
Other	5,622	6,842
	------------	------------
Net cash provided (utilized) by operating activities	10,850	(88,298)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(37,775)	(26,417)
Investments and acquisitions, net of cash acquired	(9,824)	-
Other	2,129	(5,501)
	------------	------------
Net cash utilized by investing activities	(45,470)	(31,918)
	------------	------------
Cash flows from financing activities
Repurchases of and repayments of borrowings with original
maturities of more than three months	(29,523)	(200,288)
Net proceeds (repayments) of other short-term borrowings	20,101	(4,562)
Stock option transactions	18,996	8,995
Dividends paid	(15,851)	(10,392)
	------------	------------
Net cash utilized by financing activities	(6,277)	(206,247)
	------------	------------
Effect of exchange rate changes on cash	294	3,668
	------------	------------
Decrease in cash and cash equivalents	(40,603)	(322,795)
Cash and cash equivalents at beginning of year	520,747	495,372
	------------	------------
Cash and cash equivalents at end of period	$480,144	172,577
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Six Months Ended June 27, 2004 and June 29, 2003

(Thousands of Dollars)
(Unaudited)

	2004	2003
	-------	-------
Supplemental information
Cash paid during the period for:
Interest	$18,560	32,676
Income taxes	$25,455	13,688

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	------------------		------------------
	June 27, 2004 -------	June 29, 2003 -------	June 27, 2004 -------	June 29, 2003 -------
Net earnings	$18,839	11,417	25,371	12,606
Other comprehensive earnings (loss)	(4,241)	28,297	(13,538)	36,586
	----------	----------	----------	----------
Total comprehensive earnings	$14,598	39,714	11,833	49,192
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 27, 2004 and June 29, 2003, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The quarterly and year to date periods ended June 27, 2004 and June 29, 2003 are 13-week and 26-week periods, respectively.

The results of operations for the six months ended June 27, 2004 are not necessarily indicative of results to be expected for the full year.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Earnings per share data for the fiscal quarters and six months ended June 27, 2004 and June 29, 2003 were computed as follows:
	2004		2003
	-----------------		-----------------
Quarter ----------	Basic	Diluted	Basic	Diluted
	-------	-------	-------	-------
Net earnings	$ 18,839	18,839	11,417	11,417
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(8,520)	-	-
	------------	------------	------------	------------
Adjusted net earnings	$ 18,839	10,319	11,417	11,417
	=======	=======	=======	=======

Average shares outstanding	176,417	176,417	173,327	173,327
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,721	-	-
Options and warrants	-	2,529	-	7,568
	------------	------------	------------	------------
Equivalent shares	176,417	184,667	173,327	180,895
	=======	=======	=======	=======

Net earnings per share	$ .11	.06	.07	.06
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
	2004		2003
	-----------------		-----------------
Six Months ---------------	Basic	Diluted	Basic	Diluted
	-------	-------	-------	-------
Net earnings	$ 25,371	25,371	12,606	12,606
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(10,220)	-	-
	------------	------------	------------	------------
Adjusted net earnings	$ 25,371	15,151	12,606	12,606
	=======	=======	=======	=======

Average shares outstanding	176,079	176,079	173,122	173,122
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,363	-	-
Options and warrants	-	2,868	-	6,670
	------------	------------	------------	------------
Equivalent shares	176,079	184,310	173,122	179,792
	=======	=======	=======	=======

Net earnings per share	$ .14	.08	.07	.07
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, which are classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. For the second quarter and six months ended June 27, 2004, the warrants had a more dilutive impact on earnings per share assuming they were treated as an equity contract. Accordingly, the numerator includes an adjustment to earnings for the income included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of June 27, 2004.

Options and warrants to acquire shares totaling 5,509 at June 27, 2004 and 11,188 at June 29, 2003, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. The Company also has convertible debt under which potentially issuable shares were not included as the contingency features were not met. If the contingent conversion features are met, the impact of conversion of the debentures would result in an additional 11,574 shares being included in the calculation of diluted earnings per share, to the extent those shares would be dilutive. See Note 7.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of Statement of Financial Accounting Standards No. 123 for stock options awarded, the impact on the Company's net earnings and net earnings per share for the fiscal quarters and six months ended June 27, 2004 and June 29, 2003 would have been:
	Quarter Ended		Six Months Ended
	------------------		------------------
	June 27, 2004 -------	June 29, 2003 -------	June 27, 2004 -------	June 29, 2003 -------
Reported net earnings	$18,839	11,417	25,371	12,606
Add:
Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	61	(21)	122	(1)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,897)	(3,099)	(6,540)	(6,294)
	----------	----------	----------	----------
Pro forma net earnings	$15,003	8,297	18,953	6,311
	======	======	======	======
Reported net earnings per share
Basic	$.11	.07	.14	.07
	======	======	======	======
Diluted	$.06	.06	.08	.07
	======	======	======	======

Pro forma net earnings per share
Basic	$.09	.05	.11	.04
	======	======	======	======
Diluted	$.04	.05	.05	.04
	======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4)   Other comprehensive earnings (loss) for the quarter and six months ended June 27, 2004 and June 29, 2003 consist of the following:

	Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	---------	---------	---------	---------
Foreign currency translation adjustments	$(249)	24,432	(9,573)	34,800
Changes in value of available-for-sale securities, net of tax	(4,298)	7,067	(7,386)	6,136
Losses on cash flow hedging activities, net of tax	(358)	(4,711)	(134)	(7,257)
Reclassifications to earnings, net of tax	664	1,509	3,555	2,907
	----------	----------	----------	----------
	$(4,241)	28,297	(13,538)	36,586
	======	======	======	======

Reclassification adjustments from other comprehensive earnings to net earnings of $664 and $3,555 for the quarter and six months ended June 27, 2004, and $1,509 and $2,907 for the quarter and six months ended June 29, 2003 represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. The losses on cash flow hedging derivatives for the quarter and six months ended June 27, 2004 include losses (gains) on cash flows reclassified to earnings as the result of hedge ineffectiveness of $(16) and $144 for the respective periods. The losses on cash flow hedging derivatives for the six months ended June 29, 2003 are net of gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $1. The Company expects the remaining deferred losses on derivative hedging instruments at June 27, 2004 of $6,353 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(5) The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and six months ended June 27, 2004 and June 29, 2003 are as follows:
	Quarter ended
	------------------

	Pension		Postretirement
	------------------		------------------
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	-------	-------	-------	-------
Service cost	$ 2,160	2,066	151	132
Interest cost	3,659	3,507	571	571
Expected return on assets	(3,624)	(3,088)	-	-
Net amortization and deferrals	695	765	134	162
	--------	--------	--------	--------
Net periodic benefit cost	$ 2,890	3,250	856	865
	=====	=====	=====	=====

	Six Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	-------	-------	-------	-------
Service cost	$ 4,320	4,132	302	264
Interest cost	7,318	7,014	1,142	1,142
Expected return on assets	(7,248)	(6,176)	-	-
Net amortization and deferrals	1,390	1,530	268	324
	--------	--------	--------	--------
Net periodic benefit cost	$ 5,780	6,500	1,712	1,730
	=====	=====	=====	=====

In April 2004, the Company made a cash contribution to its pension plans of approximately $12,400. The Company does not expect to make any further contributions in 2004.

On December 8, 2003, Congress expanded Medicare to include coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and the Company expects that this legislation will eventually reduce the Company's costs for some of these programs. In May 2004, the FASB issued FASB Staff Position FAS 106-2 (FSP 106-2), which is applicable to the Company in the third quarter of 2004. The adoption of FSP 106-2 did not have an effect on the Company's statement of operations or financial position at June 27, 2004. The Company is still awaiting regulatory guidance from Medicare in order to determine the impact of FSP 106-2 on the third and fourth quarters of 2004.

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

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2004, nor were those of the comparable 2003 periods representative of those actually experienced for the full year 2003. Similarly, such results are not necessarily representative of those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and six months ended June 27, 2004 and June 29, 2003 are as follows.

	Quarter ended
	------------------
	June 27, 2004		June 29, 2003
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. Toys	$167,161	847	208,419	987
Games	161,602	7,043	148,613	7,662
International	179,185	19	203,849	26,575
Operations (a)	474	167,363	258	160,624
Other segments	8,011	-	20,330	-
Corporate and eliminations	-	(175,272)	-	(195,848)
	------------	------------	------------	------------
	$516,433	-	581,469	-
	=======	=======	=======	=======

	Six Months ended -------------------------
	June 27, 2004 -----------------		June 29, 2003 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$319,551	1,548	361,863	2,433
Games	289,200	13,580	260,823	14,107
International (b)	359,926	705	379,232	48,601
Operations (a)	995	280,025	704	266,694
Other segments	21,008	-	40,615	-
Corporate and eliminations (b)	-	(295,858)	-	(331,835)
	------------	------------	------------	------------
	$990,680	-	1,043,237	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter ended		Six Months ended
Operating profit (loss)	June 27, 2004 -------	June 29, 2003 -------	June 27, 2004 -------	June 29, 2003 -------
U.S. Toys	$(6,991)	12,946	(5,956)	18,272
Games	28,711	25,363	48,295	43,372
International	2,756	(4,793)	(7,276)	(10,768)
Operations (a)	662	(1,346)	1,376	(1,156)
Other segments	231	493	3,485	(312)
Corporate and eliminations	(2,640)	(4,272)	(2,523)	(5,061)
	-----------	------------	------------	------------
	$22,729	28,391	37,401	44,347
	======	=======	======	=======

Total assets	June 27, 2004 -------------	June 29, 2003 -------------
U.S. Toys	$889,895	907,873
Games	1,487,190	1,299,253
International (c)	1,231,341	1,174,426
Operations	520,707	588,509
Other segments	172,604	86,436
Corporate and eliminations	(1,424,586)	(1,152,270)
	--------------	--------------
	$2,877,151	2,904,227
	========	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

(b) Certain affiliate revenue amounts from the first quarter have been reclassified between International and Corporate and eliminations for the six months ended June 27, 2004.

(c) Included in the International assets at June 27, 2004 is an increase to goodwill of $9,390 related to the Company's acquisition of the remaining unowned interest in its Latin America operations in the first quarter of 2004.

The following table presents consolidated net revenues by class of principal products for the quarters and six month periods ended June 27, 2004 and June 29, 2003.

	Quarter ended		Six Months ended
	June 27, 2004 ---------	June 29, 2003 ---------	June 27, 2004 ---------	June 29, 2003 ---------
Boys' toys	$119,300	213,700	255,600	378,100
Games and puzzles	226,200	202,300	419,300	372,200
Preschool toys	44,100	42,300	84,800	70,700
Creative play	32,500	33,000	61,800	62,700
Electronic toys	43,200	31,200	65,200	49,300
Girls toys	25,600	12,800	49,400	24,800
Other	25,533	46,169	54,580	85,437
	------------	------------	--------------	--------------
Net revenues	$516,433	581,469	990,680	1,043,237
	=======	=======	========	========

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

At its meeting on July 1, 2004, the Emerging Issues Task Force (EITF) reached a tentative consensus that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This tentative consensus, EITF Issue 04-8, would be applied on a retroactive basis and would require restatement of prior period earnings per share. The consensus is tentative to allow time for public comment. The proposed EITF could result in additional dilution to the Company's diluted earnings per share. Until a final consensus is reached, the Company cannot estimate the effect that this change would have on its diluted earnings per share.

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

The Company's core brands represent Company-owned or Company-controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAY-DOH, PLAYSKOOL and TONKA, which the Company views as presenting potential to be successful over the long-term. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. However, the volatility of consumer preferences and the high level of competition in the toy and game industry make it difficult to maintain the long-term success of existing product lines and consistently introduce successful new products.

In addition to its focus on core brands, the Company's strategy also involves trying to meet ever-changing consumer preferences by identifying and offering innovative products based on market opportunities. In 2003, innovative products such as BEYBLADE, FURREAL FRIENDS, and VIDEONOW contributed significantly to the Company's success. In the second half of 2004, the Company's new product launches planned include VIDEONOW COLOR, PLAY IT NOW, and LAZER TAG. The Company believes its strategy of focusing on the development of its core brands and continuing to identify opportunistic new products will prevent the Company from being dependent on the success of any one product line.

While the Company's strategy focuses on growing its core brands and the development of innovative, new products, the Company continues to evaluate and enter into strategic arrangements to license entertainment-based properties when the Company believes it is economically beneficial. The Company is offering products based on DREAMWORKS' SHREK II, which was released in May 2004. Other major movie-based properties in 2004 will include products based on DISNEY/PIXARS' THE INCREDIBLES and LUCASFILM'S STAR WARS.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Although gross profits from theatrical entertainment-based products are generally higher, this increased gross margin is offset by royalty expenses incurred on these sales, as well as amortization expense of property rights paid to the licensor of such properties.

In recent years, the Company has also focused on reducing its fixed costs and increasing its operating margins through a number of business efficiency initiatives. Two major initiatives in late 2003 were the cessation of manufacturing at the Company's Valencia, Spain facility and the announced closure of the remaining retail stores operated under the Wizards of the Coast and Game Keeper names, both of which occurred in the fourth quarter of 2003. The Company continues to review its operations in order to determine areas where greater efficiency can be achieved.

The Company's strategy for the near-term also focuses on the reduction of long-term debt. The goal of management is to reduce the Company's debt-to-capitalization ratio, defined as total debt, both short-term and long-term, as a percentage of total equity plus total debt, to 25-30%. The Company has repurchased or repaid approximately $195,900 in principal amount of long-term debt during the twelve months ended June 27, 2004. At June 27, 2004, the Company's debt-to-capitalization ratio was approximately 33%, which compared to approximately 40% at June 29, 2003. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's committed revolving credit agreement and other sources of financing allow.

2003 was a year of ongoing consolidation in the toy and game industry, with further store closings and the bankruptcy of two notable toy and game retailers. This consolidation, and associated retail uncertainty, has continued in the first half of 2004. As a result, the Company's customer base continues to become more concentrated. While the consolidation of customers may provide certain benefits to the Company, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to the Company's business associated with a major customer having financial difficulties or reducing its business with the Company. In addition, customer concentration may decrease the prices the Company is able to obtain for some of its products. The Company believes that its strategy of offering strong brands and innovative products, which provide value to both consumers and the Company's customers, will help protect the Company from any negative impact resulting from an environment of increasing retail consolidation.

RESULTS OF OPERATIONS
-----------------------------------------
Net earnings for the quarter and six months ended June 27, 2004 were $18,839 and $25,371, respectively, compared with net earnings of $11,417 and $12,606 for the respective periods of 2003. Basic earnings per share for the quarter and six months ended June 27, 2004 were $0.11 and $0.14 compared with basic earnings per share of $0.07 for each of the respective periods in 2003. Diluted earnings per share for the quarter and six months ended June 27, 2004 were $0.06 and $0.08, respectively, compared with diluted earnings per share of $0.06 and $0.07 for the respective periods in 2003. In accordance with U.S. generally accepted accounting principles, diluted earnings per share for the quarter and year to date periods in 2004 have been adjusted to exclude the favorable impact of the fair value adjustment of certain warrants totaling $8,520 and $10,220, respectively, and includes the dilutive impact of shares issuable under this agreement.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Consolidated net revenues for the quarter ended June 27, 2004 decreased 11% to $516,433 compared with $581,469 for the quarter ended June 29, 2003. For the six months ended June 27, 2004, consolidated net revenues were $990,680 compared to $1,043,237 for the six months ended June 29, 2003, a decrease of 5%. Operating profit for the quarter ended June 27, 2004 was $22,729 compared to $28,391 in the second quarter of 2003. Operating profit for the 2004 six month period was $37,401 compared to an operating profit of $44,347 for the six month period of 2003. Most of the Company's revenues and operating earnings are derived from its three principal segments: U.S. Toys, Games and International.

U.S. TOYS
U.S. Toys segment net revenues for the quarter ended June 27, 2004 decreased 20% to $167,161 from $208,419 for the quarter ended June 29, 2003. Net revenues for the six months ended June 27, 2004 decreased 12% to $319,551 from $361,863 for the six months ended June 29, 2003. The decrease for both the quarter and six month period was primarily due to lower sales of BEYBLADE, and to a lesser extent, decreased sales of TRANSFORMERS, FURREAL FRIENDS, and ZOIDS products. These decreases were partially offset by increased shipments of MY LITTLE PONY products, which were reintroduced in the third quarter of 2003, as well as increased sales of VIDEONOW products.

The U.S. Toys segment had an operating loss of $6,991 for the quarter ended June 27, 2004 compared to an operating profit of $12,946 for the quarter ended June 29, 2003. For the six months ended June 27, 2004, the U.S. Toys segment had an operating loss of $5,956 compared to an operating profit of $18,272 for the six months ended June 29, 2003. This decrease in operating profit for both the quarter and six month period primarily related to decreased gross margin as a result of the lower net revenues as well as a change in product mix, due to the decline in sales of BEYBLADE products which carry a higher gross margin. The decrease in operating profit was partially offset by decreased royalties, driven by lower sales of BEYBLADE products. Operating profit in the 2003 second quarter and six month periods was negatively impacted by a charge of approximately $7,000 related to exiting certain unprofitable product lines.

GAMES
Games segment net revenues increased by 9% to $161,602 for the quarter ended June 27, 2004 from $148,613 for the quarter ended June 29, 2003. Net revenues for the six months ended June 27, 2004 increased 11% to $289,200 from $260,823 for the six months ended June 29, 2003. The increase primarily related to the introduction of DUEL MASTERS trading card games in the first quarter of 2004. For the six month period ended June 27, 2004, the revenues from DUEL MASTERS were partially offset by decreased sales of TRIVIAL PURSUIT 20th ANNIVERSARY EDITION and POKEMON trading card games. There was also significant growth in both the 2004 quarter and six month period in the pre-school category, driven by strong sales from games such as ELEFUN and CROCODILE DENTIST.

Games segment operating profit increased to $28,711 for the quarter ended June 27, 2004 from $25,363 for the quarter ended June 29, 2003. Operating profit for the six months ended June 27, 2004 increased to $48,295 from $43,372 for the six months ended June 29, 2003. Increased gross profit resulting from increased revenues was partially offset by increased advertising expense as a result of the Company's ongoing initiative to raise awareness of its core brands.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

INTERNATIONAL
International segment net revenues decreased by 12% to $179,185 for the quarter ended June 27, 2004 from $203,849 for the quarter ended June 29, 2003. Net revenues for the six months ended June 27, 2004 decreased 5% to $359,926 from $379,232 for the six months ended June 29, 2003. For the quarter and six months ended June 27, 2004, International segment net revenues were positively impacted by currency translation of approximately $7,900 and $28,700, respectively, as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, International net revenues decreased 16% and 13% in local currency for the quarter and six months ended June 27, 2004, respectively. The decrease in local currency revenue for the quarter and six month period was primarily the result of decreased sales of BEYBLADE products, partially offset by revenues from MY LITTLE PONY products, which were introduced in the third quarter of 2003, and higher sales of MAGIC: THE GATHERING products. To a lesser extent, 2004 sales were also positively impacted by increased sales of FURREAL FRIENDS, TRANSFORMERS, PLAYSKOOL AND MONOPOLY products.

The International segment had an operating profit of $2,756 for the quarter ended June 27, 2004, compared to an operating loss of $(4,793) for the quarter ended June 29, 2003. Operating loss for the six months ended June 27, 2004 decreased to $7,276 from $10,768 for the six months ended June 29, 2003. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net unfavorable translation impact to International operating profit of approximately $1,100 for the quarter and $3,000 for the six months ended June 27, 2004. Absent the impact of foreign exchange rates, the improvement in operating profit was primarily due to increased gross margin and lower operating expenses as the result of the Company's cost reduction initiatives, including the cessation of manufacturing at the Company's Valencia, Spain facility.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

GROSS PROFIT
-----------------------
The Company's gross profit margin decreased to 59.8% for the quarter ended June 27, 2004 from 60.3% for the quarter ended June 29, 2003 while gross margin for the six months ended June 27, 2004 decreased to 60.2% from 61.4% in the comparable period of 2003. The decrease was due to changes in product mix, primarily decreased sales of BEYBLADE products, which carry a higher gross margin. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

EXPENSES
-----------------
For the quarter and six month period, amortization expense decreased in dollars but remained relatively consistent as a percentage of net revenues. Amortization expense of $15,752, or 3.1% of net revenues in the second quarter of 2004, compared with $18,410, or 3.2% of net revenues in the second quarter of 2003. For the six months ended June 27, 2004, amortization expense was $30,993, or 3.1% of net revenues compared with $34,588, or 3.3% of net revenues for the six months ended June 29, 2003. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in 2004 primarily relates to decreased sales of these licensed products in the first half of 2004.

Royalty expense for the quarter ended June 27, 2004 decreased to $34,021, or 6.6% of net revenues from $52,650, or 9.1% of net revenues in the second quarter of 2003. Royalty expense for the six months ended June 27, 2004 decreased to $66,660, or 6.7% of net revenues from $86,470, or 8.3% of net revenues for the six months ended June 29, 2003. This decrease is primarily due to the lower sales of BEYBLADE products, as well as lower sales of other licensed products resulting from the Company's business strategy to continue to focus on its core brands.

Research and product development expenses for the quarter ended June 27, 2004 increased to $37,696, or 7.3% of net revenues from $33,105 or 5.7% of net revenues, for the quarter ended June 29, 2003. These expenses increased to $69,379 or 7.0% of net revenues for the six months ended June 27, 2004 from $63,605 or 6.1% of net revenues for the six months ended June 29, 2003. Investment in research and product development costs is an important component to the Company's strategy to grow core brands and to create new and innovative toy and game products. The Company expects full year research and product development expenses as a percentage of revenue in 2004 to remain consistent with 2003 levels.

For the quarter, advertising expense decreased in dollars to $59,018 in 2004 from $67,686 in 2003, but remained consistent as a percentage of net revenues at 11.4% in 2004 and 11.6% in 2003. For the six months ended June 27, 2004, advertising expense decreased in dollars to $114,348 from $120,864 for the six months ended June 29, 2003, but remained consistent as a percentage of net revenues at 11.5% in 2004 and 11.6% in 2003. The Company continues to focus on marketing as a means to increase and sustain awareness of its core brands, as well as to introduce new products. In the second half of 2004, the Company expects to offer several new innovative products such as VIDEONOW COLOR, PLAY IT NOW, and LAZER TAG. The Company expects advertising expense in 2004 to be higher in dollars and as a percentage of net revenues than 2003 levels, as it continues to follow its strategy of focusing on core brands and offering new, innovative products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

For the quarter ended June 27, 2004, the Company's selling, distribution and administration expenses decreased in dollars to $139,867 from $150,420 for the quarter ended June 29, 2003, but increased as a percentage of net revenues to 27.1% of net revenues in 2004, compared to 25.9% in 2003. For the six months ended June 27, 2004, these expenses decreased in dollars to $277,826 from $290,319 in 2003, but remained consistent as a percentage of net revenues at 28.0% of net revenues in 2004, compared to 27.8% of net revenues in 2003. The decrease in dollars reflects lower expenses resulting from the Company's cost reduction initiatives, which were partially offset by higher international expenses in translated U.S. dollars as the result of the weaker U.S. dollar. As these costs, with the exception of distribution costs, are largely fixed, the increase as a percentage of net revenues is a function of the decrease in sales.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the second quarter of 2004 was $7,924 compared with $11,974 in the second quarter of 2003. For the six months ended June 27, 2004, interest expense decreased to $16,231 from $26,996 in 2003. For the quarter and six months ended June 27, 2004, approximately 71% and 70%, respectively, of the decrease in interest expense is attributable to lower levels of short-term and long-term debt in 2004 than in the comparable 2003 periods. This mainly reflects the Company's strategy to reduce its long-term debt. The Company has repurchased and repaid approximately $195,900 in principal amount of long-term debt during the twelve months ended June 27, 2004. The remaining 29% and 30% decreases in interest expense from the quarter and six months ended June 27, 2004, respectively, are due to lower effective interest rates, primarily the result of interest rate swap agreements that reduce the amount of the Company's debt subject to fixed interest rates.

Other income, net, of $8,047 for the second quarter of 2004 compares to other expense of $777 for the quarter ended June 29, 2003. For the six month periods, other income, net was $10,093 in 2004 compared to other expense of $82 in 2003. Other income for the second quarter and six months ended June 27, 2004 includes non-cash income of $8,520 and $10,220, respectively, related to the decrease in the fair value of certain warrants required to be classified as a liability. These warrants are required to be adjusted to their fair value each quarter through earnings. The fair value of these warrants is primarily affected by the Company's stock price, but is also affected by the Company's stock price volatility, dividends, and the risk-free interest rates. Assuming the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings if the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $25.00 per share at June 27, 2004 from its actual price of $19.35 a share on that date, the Company would have recognized a non-cash charge to earnings of approximately $14,000, rather than non-cash income of $10,220, for the 2004 six month period to adjust the warrants to their fair value.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in the second quarter of 2004 was 17.6%, and for the six months was 18.8%, compared to 27.0% in the comparable periods of 2003.

Absent the effect of the adjustment of certain warrants to their fair value, which has no tax effect, the 2004 effective tax rate for both the quarter and six months would have been 28.0%. The increase in the rate from 2003 to 2004 is primarily due to an increase in expected operating profits in jurisdictions with higher tax rates.

The income tax rate for the full year 2003 was 28.3% and, excluding the effect of the adjustment of the above warrants to their fair value, would have been 26.8%.

OTHER INFORMATION
---------------------------------
Typically, due to the seasonal nature of its business, the Company expects the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this trend will generally continue, particularly as more of its business shifts to customers with order patterns concentrated in the second half of the year. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of retailers has been to purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment. Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At June 27, 2004 and June 29, 2003, the Company's unshipped orders were approximately $522,400 and $548,200, respectively.

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
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
Hasbro has historically generated a significant amount of cash from normal operations. The Company funds its operations and liquidity needs primarily through cash flows from operations, as well as utilizing, when needed, borrowings under its credit facilities. The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay outstanding short-term debt. During 2004, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility or receivables securitization program.

As an additional source of liquidity, in December 2003, the Company entered into a three-year receivables securitization program whereby undivided interests in up to $250,000 of eligible domestic trade accounts receivable may be sold, on a revolving basis, to bank conduits. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", receivable interests securitized are accounted for as a sale and removed from the consolidated balance sheet. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through the securitization program and committed lines of credit, are adequate to meet its needs for 2004. However, unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results of the Company, which could result in the Company being in non-compliance with its financial covenants and unable to use funding from its receivables securitization program. Non-compliance with its financial covenants could result in the Company being unable to utilize borrowings under its revolving credit facility, other bank lines and the securitization program, a circumstance most likely to occur when operating shortfalls would most require supplementary borrowings to enable the Company to continue to fund its operations. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable, which would prevent the Company from being able to fully utilize its receivables securitization program. The Company has been and expects to be in compliance with its borrowing and securitization financial covenants during 2004.

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

Cash flows provided by operating activities were $10,850 for the six months ended June 27, 2004 compared to cash flows utilized by operating activities of $88,298 for the six months ended June 29, 2003. The increase in cash flow provided by operating activities is primarily the result of the utilization of the accounts receivable securitization facility. Accounts receivable were $307,013 at June 27, 2004 compared to $485,108 at June 29, 2003. The decrease in accounts receivable was principally due to the Company's securitization program, as well as increased collections and lower revenues, partly offset by increases resulting from higher translation of international balances due to the currency impact of the weaker U.S. dollar. Prepaid expenses were $150,359 at June 27, 2004 compared to $123,313 at June 29, 2003.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The increase resulted from higher prepaid advertising and prepaid royalties. Prepaid royalties increased as a result of a reclassification of royalty advances from long-term assets in anticipation of the release of the next STAR WARS film in the second quarter of 2005. Inventories decreased to $237,129 at June 27, 2004 from $273,803 at June 29, 2003, reflecting the Company's continued focus on supply chain management.

Accounts payable and accrued expenses increased to $619,030 at June 27, 2004 from $577,775 at June 29, 2003. This increase is due to the Company's adoption of Statement of Financial Accounting Standards No. 150 in the third quarter of 2003. As a result of this new accounting standard, the Company reclassified certain warrants from equity to a current liability and is required to adjust the amount of this liability to its fair value on a quarterly basis. At June 27, 2004, the fair value of these warrants was approximately $128,400. This increase was partly offset by decreased accrued royalties reflecting the lower level of royalty expense in the first half of 2004, as well as decreased accounts payable.

Collectively, property, plant and equipment and other assets decreased $149,417 from the comparable period in the prior year. The decrease is primarily due to depreciation and amortization, net of additions. Long-term deferred tax assets decreased primarily as a result of utilization of loss carryforwards. These decreases were offset by an increase in goodwill of $9,390 relating to the Company's purchase of the remaining unowned interest in its Latin America operations in the first quarter of 2004. The Company paid cash of $9,824 relating to this transaction, which is included in cash utilized by investing activities.

During the second quarter, the Company repurchased an aggregate of $28,608 in principal amount of long-term debt, comprised of $13,625 in principal amount of 6.60% Debentures due 2028, $9,133 in principal amount of 6.15% Notes due 2008, and $5,850 in principal amount of 5.60% Notes due 2005.

Net borrowings (short-term borrowings, current installments of long-term debt, and long-term debt, less cash and cash equivalents) decreased to $215,482 at June 27, 2004 from $706,719 at June 29, 2003. This reflects an increase in cash of $307,567 as the result of improved earnings and utilization of the accounts receivable securitization facility, as mentioned above. The decrease in net borrowings was also the result of the repurchase and repayment of approximately $195,900 in principal amount of long-term debt during the last twelve months. It is the Company's intent to continue to assess the desirability of using available cash from operations and other sources of financing to reduce its outstanding long-term debt, as market conditions and the Company's committed revolving credit agreement allow.

The Company currently has an unsecured revolving credit facility of $350,000, maturing in March 2007. The credit facility reduces by $50,000 effective March 31, 2005, and by a further $50,000 effective November 30, 2005. If the Company fails to maintain certain financial ratios or if the credit rating of the Company drops below BB at Fitch Ratings or Standard & Poor's, or Ba3 at Moody's, borrowings under the amended and restated facility would be secured by substantially all domestic inventory as well as certain intangible assets. At June 27, 2004, the Company was rated BBB- by Fitch, BBB- by Standard & Poor's, and Baa3 by Moody's. The Company is not required to maintain compensating balances under the agreement. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all restrictive covenants as of and for the six months ended June 27, 2004. The Company had approximately $29,000 in borrowings outstanding under its committed revolving credit facility at June 27, 2004.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company also has other uncommitted lines from various banks, of which approximately $13,900 was outstanding at June 27, 2004. Amounts available and unused under the committed line at June 27, 2004 were approximately $312,200. The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its operating needs in 2004.

In December 2003, the Company entered into a three-year receivables securitization program. Under this program, the Company sells on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. The program provides the Company with a cost-effective source of liquidity. Based on the amount of eligible accounts receivable as of June 27, 2004, the Company had availability under this program to sell approximately $97,000, all of which was utilized.

The Company had letters of credit of approximately $33,900 and purchase commitments of $242,280 outstanding at June 27, 2004. Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 28, 2003, did not materially change outside of payments made in the normal course of business and the repurchase of $28,608 in principal amount of long-term debt outstanding. The Company currently has $250,000 outstanding in principal amount of contingent convertible debentures due 2021. If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company's common stock at the initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in the first six months of 2004. The Company believes that cash from operations, the securitization facility, and if necessary the committed line of credit, will allow the Company to meet these and its other obligations. It is the Company's current strategy to reduce its long-term debt through repurchases when it is considered economically beneficial and permitted under the Company's amended and restated revolving credit agreement.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value, which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2003 and no impairment was indicated. At June 27, 2004, the Company has goodwill and intangible assets with indefinite lives of $549,140 recorded on the balance sheet.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $605,564 at June 27, 2004. During the first six months of 2004, there were no impairment charges related to these intangible assets.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At June 27, 2004, the Company had $192,462 of prepaid royalties, $73,951 of which are included in prepaid expenses and other current assets and $118,511 which are included in other assets.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In 2002, the Company entered into interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. At June 27, 2004, these swaps had notional amounts of $150,000. These agreements are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt. At June 27, 2004, these contracts had a fair value of $4,982, which is recorded in other assets, with a corresponding fair value adjustment to increase long-term debt.

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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 27, 2004. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 27, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On December 6, 1999, the Board of Directors authorized a common share repurchase program for up to $500 million in common stock. No repurchases were made under this program during the second quarter of 2004. At June 27, 2004, $204.5 million remained under this authorization.

No share repurchases were made by the Company during the second quarter of 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders on May 20, 2004 (the "Annual Meeting"), the Company's shareholders re-elected the following persons to the Board of Directors of the Company: Alan R. Batkin (154,005,796 votes for, 6,568,673 votes withheld), Frank J. Biondi, Jr. (158,492,467 votes for, 2,082,002 votes withheld), John M. Connors, Jr. (159,629,118 votes for, 945,351 votes withheld), Jack M. Greenberg (159,060,146 votes for, 1,514,323 votes withheld), Alan G. Hassenfeld (157,403,754 votes for, 3,170,715 votes withheld), Claudine B. Malone (154,846,779 votes for, 5,727,690 votes withheld), Edward M. Philip (156,226,041 votes for, 4,348,428 votes withheld), Paula Stern (159,591,826 votes for, 982,643 votes withheld), and Alfred J. Verrecchia (159,568,939 votes for, 1,005,530 votes withheld).

At the Annual Meeting, the Company's shareholders also approved:

1) the 2004 Senior Management Annual Performance Plan by a vote of 151,982,713 votes for and 7,631,161 against, while 960,595 shares abstained; and

2) the ratification of the selection of KPMG LLP as the Company's independent auditor for the 2004 fiscal year by a vote of 150,120,221 votes for and 9,625,360 against, while 828,888 shares abstained.

Finally, at the Annual Meeting the Company's shareholders rejected a shareholder proposal which requested that Hasbro commit itself to the implementation of a code of corporate conduct based on the International Labor Organization human rights standards and commit to a program of outside, independent monitoring of compliance with those standards, with annual reporting to shareholders. This proposal was rejected by a vote of 120,129,688 against, 13,522,492 for, while 12,784,133 shares abstained and there were 14,138,156 broker non-votes.

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

10.1	Second Amendment to Hasbro, Inc. Retirement Plan for Directors

10.2

Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share - Six Months
Ended June 27, 2004 and June 29, 2003.

11.2	Computation of Earnings Per Common Share - Quarters
Ended June 27, 2004 and June 29, 2003.

12	Computation of Ratio of Earnings to Fixed Charges -
Six Months and Quarter Ended June 27, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated April 19, 2004, was filed to announce the Company's results as of and for the three months ended March 28, 2004. Consolidated statements of earnings (without notes) for the quarters ended March 28, 2004 and March 30, 2003, consolidated balance sheets as of said dates, and earnings per share, major segment results, and reconciliations of EBITDA tables for the said periods were also filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: July 30, 2004	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended June 27, 2004

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

10.1	Second Amendment to Hasbro, Inc. Retirement Plan for Directors

10.2

Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share - Six Months
Ended June 27, 2004 and June 29, 2003.

11.2	Computation of Earnings Per Common Share - Quarter
Ended June 27, 2004 and June 29, 2003.

12	Computation of Ratio of Earnings to Fixed Charges -
Six Months and Quarter Ended June 27, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.