Form 10-Q
period 2004-09-26
HASBRO INC
filed 2004-10-29
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes X or No

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 22, 2004 was 177,016,516.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)
(Unaudited)
	Sept. 26,	Sept. 28,	Dec. 28,
Assets	2004	2003	2003
	---------	---------	---------
Current assets
Cash and cash equivalents	$305,089	155,357	520,747
Accounts receivable, less allowance
for doubtful accounts of $40,500,
$54,200 and $39,200	697,430	879,669	607,556
Inventories:
Finished products	295,447	266,713	155,180
Work in process	14,153	7,762	5,144
Raw materials	7,520	14,936	8,655
	--------------	--------------	--------------
Total inventories	317,120	289,411	168,979

Deferred income taxes	110,437	114,021	119,664
Prepaid expenses	147,985	108,683	92,317
	--------------	--------------	--------------
Total current assets	1,578,061	1,547,141	1,509,263

Property, plant and equipment, net	195,208	206,756	199,854
	--------------	--------------	--------------

Other assets
Goodwill	473,271	462,088	463,680
Other intangibles, less accumulated amortization
of $482,500, $412,200 and $435,000	664,452	734,232	710,639
Other	211,246	298,277	279,940
	--------------	--------------	--------------
Total other assets	1,348,969	1,494,597	1,454,259
	--------------	--------------	--------------

Total assets	$3,122,238	3,248,494	3,163,376
	========	========	========
(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

(Thousands of Dollars Except Share Data)
(Unaudited)
	Sept. 26,	Sept. 28,	Dec. 28,
Liabilities and Shareholders' Equity	2004	2003	2003
	---------	---------	---------
Current liabilities
Short-term borrowings	$16,356	104,576	23,354
Current installments of long-term debt	1,356	1,219	1,333
Accounts payable	188,831	169,352	158,969
Accrued liabilities	635,465	698,559	746,399
	--------------	--------------	--------------
Total current liabilities	842,008	973,706	930,055

Long-term debt, excluding current installments	632,411	856,934	686,871
Deferred liabilities	146,169	146,463	141,210
	--------------	--------------	--------------
Total liabilities	1,620,588	1,977,103	1,758,136
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par value
Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	383,849	409,787	397,878
Deferred compensation	(248)	(771)	(679)
Retained earnings	1,649,930	1,496,388	1,567,693
Accumulated other comprehensive earnings	20,785	(5,917)	30,484
Treasury stock, at cost; 32,720,445 shares at
September 26, 2004, 35,702,707 at September
28, 2003 and 34,195,301 at December 28, 2003	(657,513)	(732,943)	(694,983)
	--------------	--------------	--------------
Total shareholders' equity	1,501,650	1,271,391	1,405,240
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,122,238	3,248,494	3,163,376
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	--------------------		-------------------------
	Sept. 26, 2004 --------	Sept. 28, 2003 --------	Sept. 26, 2004 ---------	Sept. 28, 2003 ---------
Net revenues	$947,312	971,071	1,937,992	2,014,308
Cost of sales	423,458	419,869	817,531	822,913
	------------	------------	-------------	-------------
Gross profit	523,854	551,202	1,120,461	1,191,395
	------------	------------	-------------	-------------
Expenses
Amortization	16,888	19,319	47,881	53,907
Royalties	65,087	82,535	131,747	169,005
Research and product development	39,257	38,811	108,636	102,416
Advertising	129,403	105,039	243,751	225,903
Selling, distribution and administration	151,179	168,505	429,005	458,824
	------------	-------------	-------------	--------------
Total expenses	401,814	414,209	961,020	1,010,055
	------------	-------------	-------------	--------------
Operating profit	122,040	136,993	159,441	181,340
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	8,257	12,570	24,488	39,566
Other (income) expense, net	(5,513)	6,299	(15,606)	6,381
	------------	-------------	-------------	--------------
Total nonoperating (income) expense	2,744	18,869	8,882	45,947
	------------	-------------	-------------	--------------
Earnings before income taxes and
cumulative effect of accounting change	119,296	118,124	150,559	135,393
Income taxes	30,609	32,309	36,501	36,972
	------------	-------------	-------------	--------------
Earnings before cumulative effect
of accounting change	88,687	85,815	114,058	98,421
Cumulative effect of accounting change,
net of tax	-	(17,351)	-	(17,351)
	------------	-------------	-------------	--------------
Net earnings	$88,687	68,464	114,058	81,070
	=======	=======	=======	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	--------------------		-------------------------
	Sept. 26, 2004 ---------	Sept. 28, 2003 ---------	Sept. 26, 2004 ---------	Sept. 28, 2003 ---------
Per common share
Earnings before cumulative
effect of accounting change
Basic	$.50	.49	.65	.57
	=======	=======	=======	========
Diluted	$.45	.48	.54	.55
	=======	=======	=======	========
Cumulative effect of accounting
change, net of tax
Basic and diluted	$-	(.10)	-	(.10)
	=======	=======	=======	========

Net earnings
Basic	$.50	.39	.65	.47
	=======	=======	=======	========
Diluted	$.45	.38	.54	.45
	=======	=======	=======	========

Cash dividends declared	$.06	.03	.18	.09
	=======	=======	=======	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 26, 2004 and September 28, 2003
(Thousands of Dollars)
(Unaudited)
	2004	2003
Cash flows from operating activities	-------	-------
Net earnings	$114,058	81,070
Adjustments to reconcile net earnings to net cash
utilized by operating activities:
Cumulative effect of accounting change, net of tax	-	17,351
Depreciation and amortization of plant and equipment	55,138	55,627
Other amortization	47,881	53,907
Loss on early extinguishment of debt	1,072	-
Change in fair value of liabilities potentially settleable
in common stock	(15,370)	1,540
Deferred income taxes	22,969	21,187
Compensation earned under restricted stock programs	164	79
Change in operating assets and liabilities (other
than cash and cash equivalents):
Increase in accounts receivable	(78,432)	(309,382)
Increase in inventories	(146,373)	(91,298)
Increase in prepaid expenses and other current assets	(6,298)	(19,772)
Decrease in accounts payable and accrued liabilities	(79,728)	(1,282)
Other	(8,820)	15,546
	------------	------------
Net cash utilized by operating activities	(93,739)	(175,427)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(55,265)	(42,872)
Investments and acquisitions, net of cash acquired	(9,824)	-
Other	5,138	(3,029)
	------------	------------
Net cash utilized by investing activities	(59,951)	(45,901)
	------------	------------
Cash flows from financing activities
Repurchases of and repayments of borrowings with original
maturities of more than three months	(50,385)	(200,288)
Net (repayments) proceeds of other short-term borrowings	(6,803)	82,765
Purchase of common stock and other equity securities	-	(3,378)
Stock option transactions	21,249	13,792
Dividends paid	(26,467)	(15,607)
	------------	------------
Net cash utilized by financing activities	(62,406)	(122,716)
	------------	------------
Effect of exchange rate changes on cash	438	4,029
	------------	------------
Decrease in cash and cash equivalents	(215,658)	(340,015)
Cash and cash equivalents at beginning of year	520,747	495,372
	------------	------------
Cash and cash equivalents at end of period	$305,089	155,357
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 26, 2004 and September 28, 2003

(Thousands of Dollars)
(Unaudited)

	2004	2003
	-------	-------
Supplemental information
Cash paid during the period for:
Interest	$ 29,255	50,534
Income taxes	$ 30,623	18,847

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	------------------		------------------
	Sept. 26, 2004 -------	Sept. 28, 2003 -------	Sept. 26, 2004 -------	Sept. 28, 2003 -------
Net earnings	$88,687	68,464	114,058	81,070
Other comprehensive earnings (loss)	3,839	4,311	(9,699)	40,897
	----------	----------	----------	----------
Total comprehensive earnings	$92,526	72,775	104,359	121,967
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 26, 2004 and September 28, 2003, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The quarterly and year to date periods ended September 26, 2004 and September 28, 2003 are 13-week and 39-week periods, respectively.

The results of operations for the nine months ended September 26, 2004 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 28, 2003 in its annual report on Form 10-K, which includes all such information and disclosures, and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 28, 2003.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Earnings per share data for the fiscal quarters and nine months ended September 26, 2004 and September 28, 2003 were computed as follows:
	2004		2003
	-----------------		-----------------
Quarter ----------	Basic	Diluted	Basic	Diluted
	-------	-------	-------	-------
Earnings before cumulative
effect of accounting change	$ 88,687	88,687	85,815	85,815
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(5,150)	-	1,540
	------------	------------	------------	------------
Adjusted earnings before cumulative
effect of accounting change	$ 88,687	83,537	85,815	87,355
	=======	=======	=======	=======

Average shares outstanding	176,885	176,885	173,833	173,833
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,918	-	5,873
Options and warrants	-	1,730	-	2,289
	------------	------------	------------	------------
Equivalent shares	176,885	184,533	173,833	181,995
	=======	=======	=======	=======

Earnings per share before cumulative
effect of accounting change	$ .50	.45	.49	.48
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
	2004		2003
	-----------------		-----------------
Nine Months -----------------	Basic	Diluted	Basic	Diluted
	-------	-------	-------	-------
Earnings before cumulative
effect of accounting change	$ 114,058	114,058	98,421	98,421
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(15,370)	-	-
	------------	------------	------------	------------
Adjusted earnings before cumulative
effect of accounting change	$ 114,058	98,688	98,421	98,421
	=======	=======	=======	=======

Average shares outstanding	176,348	176,348	173,359	173,359
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,548	-	-
Options and warrants	-	2,488	-	5,210
	------------	------------	------------	------------
Equivalent shares	176,348	184,384	173,359	178,569
	=======	=======	=======	=======

Earnings per share before cumulative
effect of accounting change	$ .65	.54	.57	.55
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, which are classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. For the third quarter and nine months ended September 26, 2004, and the quarter ended September 28, 2003, the warrants had a more dilutive impact on earnings per share assuming they were treated as an equity contract. Accordingly, the numerator includes an adjustment to earnings for the (income) expense included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of September 26, 2004 and the quarter ended September 28, 2003.

Options and warrants to acquire shares totaling 10,292 at September 26, 2004 and 6,171 at September 28, 2003, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. The Company also has convertible debt under which potentially issuable shares were not included as the contingency features were not met. If the contingent conversion features are met, the impact of conversion of the debentures would result in an additional 11,574 shares being included in the calculation of diluted earnings per share, to the extent those shares would be dilutive. See Note 7.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of Statement of Financial Accounting Standards No. 123 for stock options awarded, the impact on the Company's net earnings and net earnings per share for the fiscal quarters and nine months ended September 26, 2004 and September 28, 2003 would have been:
	Quarter Ended		Nine Months Ended
	------------------		------------------
	Sept. 26, 2004 -------	Sept. 28, 2003 -------	Sept. 26, 2004 -------	Sept. 28, 2003 -------
Reported net earnings	$88,687	68,464	114,058	81,070
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	(4)	63	118	63
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,683)	(3,372)	(10,223)	(9,667)
	----------	----------	----------	----------
Pro forma net earnings	$85,000	65,155	103,953	71,466
	======	======	======	======
Reported net earnings per share
Basic	$.50	.39	.65	.47
	======	======	======	======
Diluted	$.45	.38	.54	.45
	======	======	======	======

Pro forma net earnings per share
Basic	$.48	.38	.59	.41
	======	======	======	======
Diluted	$.43	.37	.48	.40
	======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4)   Other comprehensive earnings (loss) for the quarters and nine months ended September 26, 2004 and September 28, 2003 consist of the following:

	Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
	---------	---------	---------	---------
Foreign currency translation adjustments	$5,632	3,413	(3,941)	38,213
Changes in value of available-for-sale securities, net of tax	(2,473)	(1,367)	(9,859)	4,769
Losses on cash flow hedging activities, net of tax	(933)	(377)	(1,067)	(7,634)
Reclassifications to earnings, net of tax	1,613	2,642	5,168	5,549
	----------	----------	----------	----------
	$3,839	4,311	(9,699)	40,897
	======	======	======	======

Reclassification adjustments from other comprehensive earnings to net earnings of $1,613 and $5,168 for the quarter and nine months ended September 26, 2004, and $2,642 and $5,549 for the quarter and nine months ended September 28, 2003 represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. The losses on cash flow hedging derivatives for the quarter and nine months ended September 26, 2004 include losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $13 and $157 for the respective periods. The losses on cash flow hedging derivatives for the quarter and nine months ended September 28, 2003 include losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $402 and $401 for the respective periods. The Company expects the remaining deferred losses on derivative hedging instruments at September 26, 2004 of $5,673 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(5) The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and nine months ended September 26, 2004 and September 28, 2003 are as follows:
	Quarter ended
	------------------
	Pension		Postretirement
	------------------		------------------
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	-------	-------	-------	-------
Service cost	$ 2,154	2,066	151	132
Interest cost	3,655	3,507	571	572
Expected return on assets	(3,619)	(3,088)	-	-
Net amortization and deferrals	672	765	134	162
	--------	--------	--------	--------
Net periodic benefit cost	$ 2,862	3,250	856	866
	=====	=====	=====	=====
	Nine Months Ended
	------------------
	Pension		Postretirement
	------------------		------------------
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	-------	-------	-------	-------
Service cost	$ 6,474	6,198	453	396
Interest cost	10,973	10,521	1,713	1,714
Expected return on assets	(10,867)	(9,264)	-	-
Net amortization and deferrals	2,062	2,295	402	486
	--------	--------	--------	--------
Net periodic benefit cost	$ 8,642	9,750	2,568	2,596
	=====	=====	=====	=====

In April 2004, the Company made a cash contribution to its pension plans of approximately $12,400. The Company does not expect to make any further contributions in 2004.

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which expanded Medicare to include coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and the Company expects that this legislation will eventually reduce the Company's costs for some of these programs. In May 2004, the FASB issued FASB Staff Position FAS 106-2 (FSP 106-2), which is applicable to the Company in the third quarter of 2004. The Company has determined that the enactment of the Act was not a significant event under FSP 106-2 and, accordingly, the effects of the Act will be incorporated into the next measurement of plan assets and obligations on September 30, 2004 and reflected in the Company's December 26, 2004 statement of financial position.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and nine months ended September 26, 2004 and September 28, 2003 are as follows.

	Quarter ended
	------------------
	September 26, 2004		September 28, 2003
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. Toys	$369,703	958	377,251	2,733
Games	236,501	9,514	250,201	9,146
International	331,554	173	328,110	37,208
Operations (a)	1,100	352,902	774	298,473
Other segments	8,454	-	14,735	-
Corporate and eliminations	-	(363,547)	-	(347,560)
	------------	------------	------------	------------
	$947,312	-	971,071	-
	=======	=======	=======	=======

	Nine Months ended -------------------------
	September 26, 2004 -----------------		September 28, 2003 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$689,254	2,506	739,114	5,166
Games	525,701	23,094	511,024	23,253
International	691,480	878	707,342	85,809
Operations (a)	2,095	632,927	1,478	565,167
Other segments	29,462	-	55,350	-
Corporate and eliminations	-	(659,405)	-	(679,395)
	------------	------------	------------	------------
	$1,937,992	-	2,014,308	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter ended		Nine Months ended
Operating profit (loss)	Sept. 26, 2004 -------	Sept. 28, 2003 -------	Sept. 26, 2004 -------	Sept. 28, 2003 -------
U.S. Toys	$20,848	45,835	14,892	64,107
Games	46,418	58,310	94,713	101,682
International	48,766	38,537	41,490	27,769
Operations (a)	10,611	10,274	11,987	9,118
Other segments	1,616	(1,736)	5,101	(2,048)
Corporate and eliminations	(6,219)	(14,227)	(8,742)	(19,288)
	-----------	------------	------------	------------
	$122,040	136,993	159,441	181,340
	======	=======	======	=======

Total assets	Sept. 26, 2004 -------------	Sept. 28, 2003 -------------
U.S. Toys	$969,238	1,029,257
Games	1,573,472	1,403,462
International (b)	1,429,562	1,354,999
Operations	545,773	611,593
Other segments	171,217	92,951
Corporate and eliminations	(1,567,024)	(1,243,768)
	--------------	--------------
	$3,122,238	3,248,494
	========	========

(a) The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

(b) Included in the International assets at September 26, 2004 is an increase to goodwill of $9,390 related to the Company's acquisition of the remaining unowned interest in its Latin America operations in the first quarter of 2004.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and nine-month periods ended September 26, 2004 and September 28, 2003.

	Quarter ended		Nine Months ended
	Sept. 26, 2004 ---------	Sept. 28, 2003 ---------	Sept. 26, 2004 ---------	Sept. 28, 2003 ---------
Boys' toys	$184,700	294,900	440,300	673,000
Games and puzzles	358,100	357,900	777,400	730,100
Preschool toys	87,800	67,100	172,600	137,800
Creative play	54,300	67,800	116,100	130,500
Electronic toys	178,900	103,200	244,100	163,700
Girls' toys	53,800	35,100	103,200	59,900
Other	29,712	45,071	84,292	119,308
	------------	------------	--------------	--------------
Net revenues	$947,312	971,071	1,937,992	2,014,308
	=======	=======	========	========

(7) In April 2003, the Financial Accounting Standards Board ("FASB") announced that it would mandate the fair value method of accounting for all stock-based awards. The FASB issued an Exposure Draft of a proposed statement on March 31, 2004, which is subject to a comment period. If enacted, the change in accounting is not expected to be effective for the Company until sometime during fiscal 2005. Until a final statement is issued, the Company cannot estimate the effect that this change in accounting would have on its consolidated statement of operations.

At its meeting on September 30, 2004, the Emerging Issues Task Force (EITF) reached a final consensus that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This consensus, EITF Issue 04-8, requires application on a retroactive basis and restatement of prior period earnings per share. The final consensus, subject to approval by the FASB, is expected to be effective for periods ending after December 15, 2004. Had this consensus been in effect at September 26, 2004 and September 28, 2003, diluted earnings per share before cumulative effect of accounting change would have been $0.43 and $0.46 for the respective quarters and $0.52 and $0.53 for the respective nine months then ended.

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

Management views the Company's principal product opportunities as falling into three general categories: core brands, innovative new products and licensed entertainment-based products. Although the Company intends to continue to offer products based on licensed entertainment properties, in the past three years the Company has actively sought to reduce its reliance on products based on theatrical properties and to achieve more consistent performance by focusing greater resources on the development and growth of its core brands and on developing innovative products.

The Company's core brands represent Company-owned or Company-controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAY-DOH, PLAYSKOOL and TONKA, which the Company views as presenting potential to be successful over the long-term. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. However, the volatility of consumer preferences and the high level of competition in the toy and game industry make it difficult to maintain the long-term success of existing product lines and to consistently introduce successful new products.

In addition to its focus on core brands, the Company's strategy also involves trying to meet ever-changing consumer preferences by identifying and offering innovative products based on market opportunities. In 2003, innovative products such as BEYBLADE, FURREAL FRIENDS, and VIDEONOW contributed significantly to the Company's success. In the third quarter of 2004, the Company introduced several new innovative products including VIDEONOW COLOR, LAZER TAG, and TV MISSION: PAINTBALL. The Company believes its strategy of focusing on the development of its core brands and continuing to identify opportunistic new products will prevent the Company from being dependent on the success of any one product line.

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

The Company's strategy for the near-term also focuses on the reduction of long-term debt. The goal of management is to reduce the Company's debt-to-capitalization ratio, defined as total debt, both short-term and long-term, as a percentage of total equity plus total debt, to 25-30%. The Company has repurchased or repaid approximately $215,900 in principal amount of long-term debt during the twelve months ended September 26, 2004. At September 26, 2004, the Company's debt-to-capitalization ratio was approximately 30%, which compared to approximately 43% at September 28, 2003. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt to maintain this target ratio, as market conditions and the Company's committed revolving credit agreement and other sources of financing allow.
2003 was a year of ongoing consolidation in the toy and game industry, with further store closings and the bankruptcy of two notable toy and game retailers. This consolidation, and associated retail uncertainty, has continued in the first nine months of 2004. As a result, the Company's customer base continues to become more concentrated. While the consolidation of customers may provide certain benefits to the Company, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to the Company's business associated with a major customer having financial difficulties or reducing its business with the Company. In addition, customer concentration may decrease the prices the Company is able to obtain for some of its products. The Company believes that its strategy of offering strong brands and innovative products, which provide value to both consumers and the Company's customers, will help protect the Company from any negative impact resulting from an environment of increasing retail consolidation.

RESULTS OF OPERATIONS
-----------------------------------------
Net earnings for the quarter and nine months ended September 26, 2004 were $88,687 and $114,058, respectively, compared with net earnings of $68,464 and $81,070 for the respective periods of 2003. Basic earnings per share for the quarter and nine months ended September 26, 2004 were $0.50 and $0.65 compared with basic earnings per share of $0.39 and $0.47 for the respective periods in 2003. Diluted earnings per share for the quarter and nine months ended September 26, 2004 were $0.45 and $0.54, respectively, compared with diluted earnings per share of $0.38 and $0.45 for the respective periods in 2003.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In accordance with U.S. generally accepted accounting principles, diluted earnings per share for the quarter and year to date periods in 2004 have been adjusted to exclude the favorable impact of the fair value adjustment of certain warrants totaling $5,150 and $15,370, respectively, and includes the dilutive impact of shares issuable under this agreement. A similar adjustment was made to the diluted earnings per share for the 2003 third quarter in the amount of $1,540.

Net earnings and basic and diluted earnings per share for the quarter and nine months ended September 28, 2003, include a cumulative effect of an accounting change of $(17,351) or $(0.10) per share relating to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", ("SFAS 150").

Consolidated net revenues for the quarter ended September 26, 2004 decreased 2% to $947,312 compared with $971,071 for the quarter ended September 28, 2003. For the nine months ended September 26, 2004, consolidated net revenues were $1,937,992 compared to $2,014,308 for the nine months ended September 28, 2003, a decrease of 4%. Operating profit for the quarter ended September 26, 2004 was $122,040 compared to $136,993 in the third quarter of 2003. Operating profit for the 2004 nine-month period was $159,441 compared to an operating profit of $181,340 for the nine-month period of 2003. Most of the Company's revenues and operating earnings are derived from its three principal segments: U.S. Toys, Games and International.

U.S. TOYS
U.S. Toys segment net revenues for the quarter ended September 26, 2004 decreased 2% to $369,703 from $377,251 for the quarter ended September 28, 2003. Net revenues for the nine months ended September 26, 2004 decreased 7% to $689,254 from $739,114 for the nine months ended September 28, 2003. The decrease for both the quarter and nine-month period was primarily due to lower sales of BEYBLADE, and to a lesser extent, decreased sales of TRANSFORMERS, GI JOE, PLAYSKOOL, and ZOIDS products. These decreases were partially offset by increased sales of VIDEONOW products, increased shipments of MY LITTLE PONY products, which were reintroduced in the third quarter of 2003, and revenues from the new product launch of BOOBAH.

The U.S. Toys segment operating profit decreased to $20,848 for the quarter ended September 26, 2004 from $45,835 for the quarter ended September 28, 2003. Operating profit for the nine months ended September 26, 2004, decreased to $14,892 from $64,107 for the nine months ended September 28, 2003. This decrease in operating profit for both the quarter and nine month period primarily related to decreased gross profit as a result of the lower net revenues as well as a change in product mix, including the decline in sales of BEYBLADE products which carry a higher gross margin and increased sales of VIDEONOW hardware, which carry a lower gross margin. To a lesser extent, the decrease relates to an increase in advertising expense, which is consistent with the Company's strategy to continue to focus on product promotions as a means to increase and sustain awareness of its core brands, as well as to introduce new products.

The decrease in operating profit was partially offset by decreased royalties, driven by lower sales of BEYBLADE products, as well as lower selling, distribution, and administration expenses as a result of the Company's cost reduction initiatives. Operating profit in the 2003 nine-month period was negatively impacted by a charge of approximately $7,000 related to exiting certain unprofitable product lines.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

GAMES
Games segment net revenues decreased by 5% to $236,501 for the quarter ended September 26, 2004 from $250,201 for the quarter ended September 28, 2003. Net revenues for the nine months ended September 26, 2004 increased 3% to $525,701 from $511,024 for the nine months ended September 28, 2003. For the quarter, the decrease primarily related to decreased revenues from trading card games, including MAGIC: THE GATHERING products. These decreases were partially offset by increased sales of TRIVIAL PURSUIT products, including the new product release of TRIVIAL PURSUIT - THE 1990'S, as well as TRIVIAL PURSUIT POP CULTURE DVD game, which was introduced in the fourth quarter of 2003. For the nine month period ended September 26, 2004, the increase primarily related to the introduction of DUEL MASTERS trading card games in the first quarter of 2004. This increase was partially offset by decreased revenues from other trading card games, including MAGIC: THE GATHERING. Sales of MAGIC: THE GATHERING have decreased in 2004 due to the fact that there are three releases in 2004 compared to four releases in 2003. Net revenues in the 2004 quarter and nine month periods were also positively impacted by increased sales in the electronic and pre-school categories.

Games segment operating profit decreased to $46,418 for the quarter ended September 26, 2004 from $58,310 for the quarter ended September 28, 2003. Operating profit for the nine months ended September 26, 2004 decreased to $94,713 from $101,682 for the nine months ended September 28, 2003. For the nine-month period, decreased operating profit related to increased advertising expense as a result of the Company's ongoing initiative to raise awareness of its core brands, as well as increased product development expense. Those increased expenses were partially offset by the increased revenues. For the quarter, decreased operating profit primarily related to the decrease in revenues.

INTERNATIONAL
International segment net revenues increased by 1% to $331,554 for the quarter ended September 26, 2004 from $328,110 for the quarter ended September 28, 2003. Net revenues for the nine months ended September 26, 2004 decreased 2% to $691,480 from $707,342 for the nine months ended September 28, 2003. For the quarter and nine months ended September 26, 2004, International segment net revenues were positively impacted by currency translation of approximately $17,400 and $46,200, respectively, as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, International net revenues decreased 4% and 9% in local currency for the quarter and nine months ended September 26, 2004, respectively. The decrease in local currency revenue for the quarter and nine-month period was primarily the result of decreased sales of BEYBLADE products, partially offset by increased revenues from MY LITTLE PONY products, which were introduced in the third quarter of 2003, and higher sales of FURREAL FRIENDS, DUEL MASTERS, and VIDEONOW products. To a lesser extent, 2004 third quarter and nine month revenues were also positively impacted by increased sales of PLAYSKOOL products and TRIVIAL PURSUIT products including TRIVIAL PURSUIT 20TH ANNIVERSARY EDITION.

The International segment operating profit for the quarter ended September 26, 2004 increased to $48,766 from $38,537 for the quarter ended September 28, 2003. Operating profit for the nine months ended September 26, 2004 increased to $41,490 from $27,769 for the nine months ended September 28, 2003. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net unfavorable translation impact to International operating profit of approximately $1,100 for the nine months ended September 26, 2004, and a net favorable translation impact to operating profit of approximately $1,900 for the third quarter.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Absent the impact of foreign exchange rates, the improvement in operating profit was primarily due to lower royalty expenses. For the quarter, operating profits were positively impacted by an increase in gross profit as a result of increased revenues and the Company's cost reduction initiatives, including the cessation of manufacturing at the Company's Valencia, Spain facility.

GROSS PROFIT
-----------------------
The Company's gross profit margin decreased to 55.3% for the quarter ended September 26, 2004 from 56.8% for the quarter ended September 28, 2003 while gross margin for the nine months ended September 26, 2004 decreased to 57.8% from 59.1% in the comparable period of 2003. The decrease was due to changes in product mix, primarily decreased sales of BEYBLADE products, which carry a higher gross margin. There were significant shipments of VIDEONOW hardware during the third quarter of 2004, which carries a relatively low gross margin compared to the software. The Company expects to ship significant quantities of VIDEONOW software in the fourth quarter of 2004, which carries a relatively high gross margin. However, the Company expects full year gross margin to be consistent with the prior year. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit. Rising commodity prices could also have a negative impact on the Company's gross profit margin in the fourth quarter of 2004.

EXPENSES
-----------------
For the quarter and nine-month period, amortization expense decreased in dollars but remained relatively consistent as a percentage of net revenues. Amortization expense of $16,888, or 1.8% of net revenues in the third quarter of 2004, compared with $19,319, or 2.0% of net revenues in the third quarter of 2003. For the nine months ended September 26, 2004, amortization expense was $47,881, or 2.5% of net revenues compared with $53,907, or 2.7% of net revenues for the nine months ended September 28, 2003. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in 2004 primarily relates to decreased sales of these licensed products in the first nine months of 2004.

Royalty expense for the quarter ended September 26, 2004 decreased to $65,087, or 6.9% of net revenues from $82,535, or 8.5% of net revenues in the third quarter of 2003. Royalty expense for the nine months ended September 26, 2004 decreased to $131,747, or 6.8% of net revenues from $169,005, or 8.4% of net revenues for the nine months ended September 28, 2003. This decrease is primarily due to the lower sales of BEYBLADE products.

Research and product development expenses for the quarter ended September 26, 2004 increased in dollars but remained relatively consistent as a percentage of net revenues. Research and product development expense of $39,257, or 4.1% of net revenues in the third quarter of 2004, compared with $38,811 or 4.0% of net revenues for the quarter ended September 28, 2003. These expenses increased to $108,636 or 5.6% of net revenues for the nine months ended September 26, 2004 from $102,416 or 5.1% of net revenues for the nine months ended September 28, 2003.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Investment in research and product development costs is an important component to the Company's strategy to grow core brands and to create new and innovative toy and game products. The Company expects full year research and product development expenses to increase slightly as a percentage of revenue in 2004 compared to 2003 levels.

For the quarter ended September 26, 2004, advertising expense increased to $129,403 or 13.7% of net revenues from $105,039, or 10.8% of net revenues for the quarter in 2003. For the nine months ended September 26, 2004, advertising expense increased to $243,751, or 12.6% of net revenues from $225,903, or 11.2% of net revenues for the nine months ended September 28, 2003. The increase is consistent with the Company's strategy to continue to focus on advertising as a means to increase and sustain awareness of its core brands, as well as to introduce new products. In the third quarter of 2004, the Company introduced several new innovative products including VIDEONOW COLOR and LAZER TAG. The Company expects advertising expense in 2004 to continue to be higher in dollars and as a percentage of net revenues than 2003 levels, as it continues to follow its strategy of focusing on core brands and offering new, innovative products.

For the quarter ended September 26, 2004, the Company's selling, distribution and administration expenses decreased to $151,179, or 16.0% of net revenues from $168,505, or 17.4% of net revenues in 2003. For the nine months ended September 26, 2004, these expenses decreased to $429,005, or 22.1% of net revenues from $458,824, or 22.8% of net revenues in 2003. The decreases reflect lower expenses resulting from the Company's cost reduction initiatives, which were partially offset by higher international expenses in translated U.S. dollars as the result of the weaker U.S. dollar.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the third quarter of 2004 was $8,257 compared with $12,570 in the third quarter of 2003. For the nine months ended September 26, 2004, interest expense decreased to $24,488 from $39,566 in 2003. For the quarter and nine months ended September 26, 2004, approximately 74% and 71%, respectively, of the decrease in interest expense is attributable to lower levels of short-term and long-term debt in 2004 than in the comparable 2003 periods. This mainly reflects the Company's strategy to reduce its long-term debt. The Company has repurchased and repaid approximately $215,900 in principal amount of long-term debt during the twelve months ended September 26, 2004. The remaining 26% and 29% decreases in interest expense from the quarter and nine months ended September 26, 2004, respectively, are due to lower effective interest rates, primarily the result of interest rate swap agreements that reduce the amount of the Company's debt subject to fixed interest rates.

Other income, net, of $5,513 for the third quarter of 2004 compares to other expense, net of $6,299 for the quarter ended September 28, 2003. For the nine-month periods, other income, net was $15,606 in 2004 compared to other expense, net of $6,381 in 2003. Other income for the third quarter and nine months ended September 26, 2004 includes non-cash income of $5,150 and $15,370, respectively, compared to a charge to earnings of $1,540 for both periods in 2003, related to the change in the fair value of certain warrants required to be classified as a liability. These warrants are required to be adjusted to their fair value each quarter through earnings. The fair value of these warrants is primarily affected by the Company's stock price, but is also affected by the Company's stock price volatility and dividends, as well as risk-free interest rates.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Assuming the Company's stock volatility and dividend payments, as well as risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings as the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $20.00 per share at September 26, 2004 from its actual price of $18.22 a share on that date, the Company would have recognized non-cash income of approximately $10,200 rather than actual non-cash income recorded of $15,370 for the 2004 nine-month period, to reflect the change in the fair value of the warrants from their fair value of $138,650 at December 28, 2003.

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in the third quarter of 2004 was 25.7%, and for the nine months was 24.2%, compared to 27.4% and 27.3% in the comparable periods of 2003. Absent the effect of the adjustment of certain warrants to their fair value, which has no tax effect, the 2004 effective tax rates for the third quarter and nine months would have been 26.8% and 27.0%, respectively, compared to 27.0% for the comparable periods in 2003. The decrease in the 2004 third quarter rate, from the 28% used for the first two quarters of 2004, is primarily due to a shift of expected operating profits to jurisdictions with lower tax rates. The income tax rate for the full year 2003 was 28.3% and, excluding the effect of the adjustment of the above warrants to their fair value, would have been 26.8%.

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

OTHER INFORMATION
---------------------------------
Typically, due to the seasonal nature of its business, the Company expects the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of larger retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment. Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales. In addition, it is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. At September 26, 2004 and September 28, 2003, the Company's unshipped orders were approximately $491,000 and $542,000, respectively.

Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. In March 2004, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft of a proposed statement, subject to a comment period, which would mandate the fair value method of accounting for all stock-based awards. If enacted, the change in accounting is not expected to be effective for the Company until sometime during fiscal 2005. Until the statement is finalized, the Company cannot estimate the effect that this change in accounting would have on its consolidated statement of operations.

At its meeting on September 30, 2004, the Emerging Issues Task Force (EITF) reached a final consensus that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This consensus, EITF Issue 04-8, requires application on a retroactive basis and restatement of prior period earnings per share. The final consensus, subject to approval by the FASB, is expected to be effective for periods ending after December 15, 2004. Had this consensus been in effect at September 26, 2004 and September 28, 2003, diluted earnings per share would have been $0.43 and $0.46 for the respective quarters and $0.52 and $0.53 for the respective nine months then ended.

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Company is studying the various provisions of the Act, including an incentive to reinvest international earnings into the United States. The Act contains many potentially inter-related provisions that impact Hasbro worldwide. The Company is in the process of evaluating these provisions to determine their potential impact.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
Hasbro has historically generated a significant amount of cash from normal operations. The Company funds its operations and liquidity needs primarily through cash flows from operations, as well as utilizing, when needed, borrowings under its credit facilities. The seasonality of the Company's business results in the interim cash flow statements not being representative of that which may be expected for the full year. Historically, the majority of the Company's cash collections occur late in the fourth quarter and early in the first quarter of the subsequent year. As receivables are collected, the proceeds are used to repay outstanding short-term debt. During 2004, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, through its revolving credit facility and receivables securitization program.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In December 2003, the Company entered into a three-year receivables securitization program whereby undivided interests in up to $250,000 of eligible domestic trade accounts receivable may be sold, on a revolving basis, to bank conduits. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", receivable interests securitized are accounted for as a sale and removed from the consolidated balance sheet. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through the securitization program and committed lines of credit, are adequate to meet its needs for the remainder of 2004 and 2005.

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

Cash flows utilized by operating activities were $93,739 for the nine months ended September 26, 2004 compared to $175,427 for the nine months ended September 28, 2003. The decrease in cash flow utilized by operating activities is primarily the result of the utilization of the accounts receivable securitization facility. Accounts receivable were $697,430 at September 26, 2004 compared to $879,669 at September 28, 2003. The decrease in accounts receivable was principally due to the Company's securitization program, as well as increased collections and lower revenues, partly offset by increases resulting from higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Prepaid expenses were $147,985 at September 26, 2004 compared to $108,683 at September 28, 2003. The increase resulted from higher prepaid advertising and prepaid royalties. Prepaid advertising increased as a result of increased advertising to be placed in the fourth quarter of 2004 to promote the Company's new products. Prepaid royalties increased as a result of a reclassification of royalty advances from long-term assets in anticipation of the release of the next STAR WARS film in the second quarter of 2005.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Inventories increased to $317,120 at September 26, 2004 from $289,411 at September 28, 2003, reflecting a shift in the mix of the Company's retail customers. In 2004, more of the Company's business has shifted to larger non toy and game specific retailers who concentrate more of their toy and game purchases in the fourth quarter.

Accounts payable and accrued expenses decreased to $824,296 at September 26, 2004 from $867,911 at September 28, 2003. This decrease is due to decreased accrued royalties reflecting the lower level of royalty expense, as well as decreased bonus and management incentive accruals.

Collectively, property, plant and equipment and other assets decreased $157,176 from the comparable period in the prior year. The decrease is partially due to amortization of intangibles. In addition, the decrease is also due to the reclassification of royalty advances to prepaid expenses in anticipation of the release of the next STAR WARS film, as mentioned above. These decreases were partially offset by an increase in goodwill of $9,390 relating to the Company's purchase of the remaining unowned interest in its Latin America operations in the first quarter of 2004. The Company paid cash of $9,824 relating to this transaction, which is included in cash utilized by investing activities. Long-term deferred tax assets also decreased partially as a result of utilization of loss carryforwards.

During the nine months ended September 26, 2004, the Company repurchased an aggregate of $48,613 in principal amount of long-term debt, comprised of $17,605 in principal amount of 6.60% Debentures due 2028, $10,908 in principal amount of 6.15% Notes due 2008, and $20,100 in principal amount of 5.60% Notes due 2005. Net borrowings (short-term borrowings, current installments of long-term debt, and long-term debt, less cash and cash equivalents) decreased to $345,034 at September 26, 2004 from $807,372 at September 28, 2003. This reflects an increase in cash of $149,732 as the result of improved earnings and utilization of the accounts receivable securitization facility, as mentioned above. The decrease in net borrowings was also the result of the repurchase and repayment of approximately $215,900 in principal amount of long-term debt during the last twelve months, and a reduction in short-term borrowings. It is the Company's intent to continue to assess the desirability of using available cash from operations and other sources of financing to reduce its outstanding long-term debt, as market conditions and the Company's committed revolving credit agreement allow.

The Company currently has an unsecured revolving credit facility of $350,000, maturing in March 2007. The credit facility reduces by $50,000 effective March 31, 2005, and by a further $50,000 effective November 30, 2005. If the Company fails to maintain certain financial ratios or if the credit rating of the Company drops below BB at Fitch Ratings or Standard & Poor's, or Ba3 at Moody's, borrowings under the amended and restated facility would be secured by substantially all domestic inventory as well as certain intangible assets. At September 26, 2004, the Company was rated BBB- by Fitch Ratings and Standard & Poor's, and Baa3 by Moody's. The Company is not required to maintain compensating balances under the agreement. The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all restrictive covenants as of and for the nine months ended September 26, 2004. The Company had approximately $2,000 in borrowings outstanding under its committed revolving credit facility at September 26, 2004.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company also has other uncommitted lines from various banks, of which approximately $14,400 was outstanding at September 26, 2004. Amounts available and unused under the committed line at September 26, 2004 were approximately $339,800. The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its operating needs in the remainder of 2004 and 2005.

In December 2003, the Company entered into a three-year receivables securitization program. Under this program, the Company sells on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. The program provides the Company with a cost-effective source of liquidity. Based on the amount of eligible accounts receivable as of September 26, 2004, the Company had availability under this program to sell approximately $128,300, all of which was utilized.

The Company had letters of credit of approximately $25,600 and purchase commitments of $180,600 outstanding at September 26, 2004. Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 28, 2003, did not materially change outside of payments made in the normal course of business and the repurchase of $48,613 in principal amount of long-term debt outstanding.

The Company currently has $250,000 outstanding in principal amount of contingent convertible debentures due 2021. If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company's common stock at the initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in the first nine months of 2004. The Company believes that cash from operations, the securitization facility, and if necessary the committed line of credit, will allow the Company to meet these and its other obligations. It is the Company's current strategy to reduce its long-term debt through repurchases when it is considered economically beneficial and permitted under the Company's amended and restated revolving credit agreement.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. Revenue from product sales is recognized upon passing of title to the customer, generally at the time of shipment. Revenue from product sales, less related sales allowances, is added to royalty revenue and reflected as net revenues in the consolidated statements of operations. The Company routinely commits to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of Company products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value, which is also calculated using an income approach. The Company's annual impairment test will be performed in the fourth quarter of 2004. At September 26, 2004, the Company has goodwill and intangible assets with indefinite lives of $549,009 recorded on the balance sheet.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Intangible assets covered under this policy were $588,714 at September 26, 2004. During the first nine months of 2004, there were no impairment charges related to these intangible assets.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At September 26, 2004, the Company had $186,888 of prepaid royalties, $89,896 of which are included in prepaid expenses and other current assets and $96,992 which are included in other assets.

The Company, except for certain International subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected compensation increases, and applicable discount rates. These estimates are established for the upcoming year at the Company's measurement date of September 30. The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company's estimate of expected return on plan assets in 2004 and 2003 was 8.75%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 1% in the estimate of expected return on plan assets would increase pension expense by approximately $1,600. Expected compensation increases are estimated using a combination of historical compensation increases with expected compensation increases in the Company's long-term business forecasts. Based on this analysis, the Company's estimate of expected long-term compensation increases was 4.0% in 2004 and 2003. Increases in estimated compensation increases would increase pension expense while decreases would decrease pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company considers Moody's long-term Aa Corporate Bond yield at the measurement date as an appropriate guide in setting this rate. At September 30, 2003, the Company's measurement date for its pension assets and liabilities, the Moody's long-term Corporate Bond yield was 5.9%, and the Company selected a discount rate of 6%. A decrease in the discount rate would result in greater pension expense, while an increase in the discount rate would decrease pension expense. A decrease of 1% in the Company's discount rate would increase pension expense and the projected benefit obligation by approximately $3,700 and $33,000, respectively. In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if in excess of a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods. Assets in the plan are valued on the basis of their fair market value on the measurement date.

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

The Company is a party to interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. At September 26, 2004, these swaps had notional amounts of $150,000. These agreements are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt. At September 26, 2004, these contracts had a fair value of $6,293, which is recorded in other assets, with a corresponding fair value adjustment to increase long-term debt.

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
  the concentration of the Company's customers;
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
  transportation delays which impact the Company's ability to deliver products to its customers in a timely manner;
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
  unforeseen circumstances, such as severe softness in or collapse of the retail environment, that may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants and the Company being unable to utilize borrowings under its revolving credit facility, a circumstance likely to occur when operating shortfalls would result in the Company being in the greatest need of such supplementary borrowings;
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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 26, 2004. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 26, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On December 6, 1999, the Board of Directors authorized a common share repurchase program for up to $500 million in common stock. No repurchases were made under this program during the third quarter of 2004. At September 26, 2004, $204.5 million remained under this authorization.

No share repurchases were made by the Company during the third quarter of 2004.

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

10.1	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan

10.2	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan

11.1	Computation of Earnings Per Common Share - Nine Months
Ended September 26, 2004 and September 28, 2003.

11.2	Computation of Earnings Per Common Share - Quarters
Ended September 26, 2004 and September 28, 2003.

12	Computation of Ratio of Earnings to Fixed Charges -
Nine Months and Quarter Ended September 26, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated July 16, 2004, was filed to announce the Company's results for the second quarter ended June 27, 2004. Consolidated statements of earnings (without notes) for the quarters ended June 27, 2004 and June 29, 2003, consolidated balance sheets as of said dates, major segment results, and reconciliations of EBITDA tables for the said periods were also filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HASBRO, INC. --------------------- (Registrant)

Date: October 29, 2004	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended September 26, 2004

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

10.1	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan

10.2	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan

11.1	Computation of Earnings Per Common Share - Nine Months
Ended September 26, 2004 and September 28, 2003.

11.2	Computation of Earnings Per Common Share - Quarter
Ended September 26, 2004 and September 28, 2003.

12	Computation of Ratio of Earnings to Fixed Charges -
Nine Months and Quarter Ended September 26, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.