Form 10-K
period 2004-12-26
HASBRO INC
filed 2005-03-09
CIK 46080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2004

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

        The aggregate market value on June 25, 2004 (the last business day of the Company's second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $3,088,108,000. The registrant does not have non-voting common stock outstanding.

        The number of shares of common stock outstanding as of February 8, 2005 was 177,565,983.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our definitive proxy statement for our 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

  General Development and Description of Business and Business Segments

        Except as expressly indicated or unless the context otherwise requires, as used herein, "Hasbro", the "Company", "we", or "us", means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

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

        In the United States, our U.S. Toys segment engages in the development, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and plush products, preschool toys and infant products, children's consumer electronics, electronic interactive products, creative play and toy related specialty products. Our Games segment includes the development, manufacturing, marketing and selling of traditional board and card games, hand-held electronic games, trading card and roleplaying games, as well as electronic learning aids and puzzles. Within the International segment, we develop, manufacture, market and sell both toy and game products in non-U.S. markets.

        We also have other operating segments. Our Operations segment is responsible for arranging product production for the majority of our other segments. We also have other segments that primarily license certain of our intellectual property to third parties. In 2004, these other segments did not meet the quantitative thresholds for reportable segments.

  U.S. Toys

        In the U.S. Toys segment, our products are categorized as boys' toys, girls' toys, preschool, children's consumer electronics, creative play and other products. The U.S. Toys segment's strategy is based on growing core brands through innovation and reinvention, introducing new initiatives driven by consumer and marketplace insights and leveraging opportunistic toy lines and licenses. Major 2004 brands included VIDEONOW, PLAYSKOOL, STAR WARS, FURREAL FRIENDS, MY LITTLE PONY, TRANSFORMERS and PLAY-DOH.

        Our boys' toys include a wide range of core properties such as G.I. JOE and TRANSFORMERS action figures, and the TONKA line of trucks and interactive toys. Other products include entertainment-based licensed products based on popular movie and television characters, such as STAR WARS toys and accessories, as well as other licensed products. In 2003, BEYBLADE was a major brand. Revenues from this brand declined significantly in 2004 and are expected to further decline in 2005. In 2005, we will introduce a new action figure scale to the G.I. JOE line, which we plan to support with a new television show expected in the fall of 2005. The TRANSFORMERS line will feature the new TRANSFORMERS CYBERTRON storyline in the fall of 2005, with the introduction of more realistic action figures and new animated programming, leading up to the expected release of a live action movie in 2006. In addition, in 2005, the boys' toys line will include B-DAMAN, a marble-shooting toy that combines the features of trading card games, sports, and traditional action figures into one brand. ABC Family channel is scheduled to debut B-DAMAN animated programming in the spring of 2005. Building on the success of the TOUGHEST MIGHTY DUMP truck in 2004, the TONKA 2005 product line includes the TOUGHEST MIGHTY LOADER as well as the TOUGHEST MIGHTY HUMMER H3T. The 2005 boys' toys line is also expected to include many products based on STAR WARS EPISODE III: REVENGE OF THE SITH scheduled to be released on May 19, 2005. These products include ELECTRONIC LIGHTSABERS, the DARTH VADER VOICE CHANGER, action figures, vehicles and playsets.

        Girls' toys include the MY LITTLE PONY line. In 2005, a new MY LITTLE PONY story line will be introduced based on BUTTERFLY ISLAND. In addition, following up on the success of the SO SOFT PONY line in 2004, we will introduce GOOD MORNING SUNSHINE in 2005 as part of the MY LITTLE PONY line. The MY LITTLE PONY line will continue to be supported by a licensing program in publishing, video, and other girl directed consumables. Additionally in 2005, we will reintroduce LITTLEST PET SHOP, which will include a variety of animal figures and related playsets, including WHIRL AROUND PLAYGROUND.

        Since 2001, we have had a broad-based licensing relationship with DISNEY, which will continue in 2005. In connection with this license, we will feature toy lines based on WALT DISNEY PICTURES' anticipated releases of CHICKEN LITTLE and THE CHRONICLES OF NARNIA: THE LION, THE WITCH, AND THE WARDROBE, expected to be released in December 2005, as well as a variety of other toys based on classic and new DISNEY characters, such as BUZZ LIGHTYEAR from DISNEY/PIXAR'S TOY STORY.

        Our preschool products include a portfolio of core brands primarily marketed under the PLAYSKOOL trademark. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, WEEBLES, SIT 'N SPIN and GLOWORM, a successful line of infant toys including STEP START WALK N' RIDE, 2-IN-1 TUMMY TIME GYM and BUSY BALL POPPER. For babies in 2005, we will offer the SPIN & POP ARCADE, which offers popping action, colorful balls and silly sounds and music, as well as additional WEEBLES figures and playsets, including the WEEBLES WEEGOAWAY CAMPER. For growing toddlers, the preschool role-play line offers COOL CREW, toys that include electronic speech, realistic sounds, and exciting action features. In addition to the present COOL CREW line, which includes MAGIC TALKIN' KITCHEN, BIG MIKE MOWER, THE MAGIC TALKIN' GRILL, and DUSTY THE TALKIN' VACUUM, we expect to introduce TEAM TALKING WORKSHOP in 2005. For kids between the ages of 3 and 7, we will offer the ION educational gaming system. Using a patented motion sensitive camera, it will incorporate kids into the action alongside their favorite characters.

        Our children's consumer electronics products include VIDEONOW portable video players, which will continue to have new artists and content added in 2005. We plan to extend the NOW brand with CHAT NOW, communicators that are modeled after cell phones, which will allow users to talk and instant text message up to 2 miles. Our robotic pets include the FURREAL FRIENDS brand offering a line of electronic toy pets including FURREAL FRIENDS NEWBORNS and LUV

CUBS bears. In 2005, we will introduce SCAMPS MY PLAYFUL PUP, a realistic plush puppy that will respond to voice commands. In addition to the FURREAL line, in 2005, we will also introduce I-DOG, an interactive pet that feeds off the music he hears. Also in 2005, we plan to reintroduce FURBY.

        Creative play items for both girls and boys include such classic core lines as PLAY-DOH, EASY-BAKE oven, and LITE-BRITE and SPIROGRAPH design toys. During 2005, we plan to expand the PLAY-DOH line by introducing DOGGY DOCTOR, which will bring veterinarian role-play to life. In addition, we will also expand our DOHVILLE PLAY-DOH line by introducing the DOHVILLE FUZZY PET PARLOR and the DOH-DOH ISLAND CRYSTAL CAVE.

        Other products in our U.S. Toys segment include the popular NERF, SUPER SOAKER and LAZER TAG brands. NERF products include the NERF NITEJAM NERFOOP and the NERF blaster line. Also in 2005 the Company expects to introduce the F.A.S.T. 201 SERIES YO YO and the YOMEGA POWER BRAIN YO YO.

  Games

        Our Games segment strategy focuses on providing product innovation based on consumer insights including an understanding of consumer attitudes and behaviors. We market our games and puzzles under several well known core brands, including MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES, AVALON HILL and WIZARDS OF THE COAST. Major 2004 products included MAGIC: THE GATHERING, DUEL MASTERS, TRIVIAL PURSUIT and MONOPOLY.

        The MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES and AVALON HILL brand portfolios consist of a broad assortment of games for children, families and adults. Our core game items include MONOPOLY, BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, CLUE, SORRY!, RISK, BOGGLE, OUIJA, DIPLOMACY, ACQUIRE and TRIVIAL PURSUIT, as well as a line of jigsaw puzzles for children and adults, including BIG BEN and CROXLEY. We have a series of marketing initiatives designed to encourage game play among a wide variety of audiences, including MY FIRST GAMES, FAMILY GAME NIGHT and GET TOGETHER GAMES. In 2005, we will continue our focus on technology-based games focusing on DVD-enhanced games and plug and play games. In recent years, DVD-enhanced board games included TRIVAL PURSUIT DVD POP CULTURE game as well as TRIVIAL PURSUIT SNL DVD game, based on the popular television program SATURDAY NIGHT LIVE, in 2004. Also introduced in 2004 were four volumes of SHOUT ABOUT MOVIES, a game entirely contained on a DVD that features questions about movies featuring clips from current movies to classic films. In 2005, we expect to release DVD-enhanced versions of CANDY LAND and CLUE. In 2004, we introduced our first plug and play games, MISSION PAINTBALL and LORD OF THE RINGS: WARRIORS OF MIDDLE EARTH. In 2005, we expect to follow this up with MX DIRT REBEL and STAR WARS LIGHT SABER, as well as WHAC-A-MOLE and EXTREME MINI-GOLF for younger kids.

        2005 marks the 70th anniversary of MONOPOLY. In celebration of this, we plan to introduce a special edition game that will include a rich, holographic board, larger chrome tokens reminiscent of the 1930s style and a collectible tin box. Building on the OPERATION brand, we plan to release the first ever "talking" OPERATION game, OPERATION SIMPSONS, based on the popular TV show. We also plan on expanding our YAHTZEE brand by introducing YAHTZEE TEXAS HOLD 'EM, based on the popular poker game, where dice will replace cards. Also in 2005, we expect to follow up on the success of the popular electronic game, BOP IT, with BOP IT BLAST, which will feature lights, different voice options, adjustable handles and a sleek new design.

        WIZARDS OF THE COAST, known for its successful trading card and roleplaying games, has a number of new offerings in 2005. A new 9th edition base set of MAGIC: THE GATHERING is expected to be released in July. MAGIC: THE GATHERING has worldwide popularity, with over six million players in more than 75 countries. MAGIC: THE GATHERING ONLINE, introduced in 2002, continues to perform well and WIZARDS' unique organized play program for its trading card games sanctioned thousands of game tournaments around the world in 2004.

        WIZARDS OF THE COAST's newest trading card game, KIDS NEXT DOOR, is based on the popular cartoon of the same name, and is expected to be released in July. It is WIZARDS OF THE COAST's first trading card game targeted at young kids, ages 6-8 and includes features new to the trading card game genre. Also planned is a new expansion of the STAR WARS Trading Card Game based on STAR WARS EPISODE III: REVENGE OF THE SITH scheduled to be released in theaters in May 2005. We will also release a new set of STAR WARS Miniatures based on the movie.

        Last year's launch of the trading card game, DUEL MASTERS, will continue into 2005 and features multiple new releases. We expect it to be supported by the DUEL MASTERS cartoon as well as video game introductions in 2005. Additionally, WIZARDS OF THE COAST will continue to market its NEOPETS Trading Card Game and DUNGEONS & DRAGONS Miniatures line.

        WIZARDS OF THE COAST's publishing division will offer many exciting new books in 2005. New York Times Best-Selling author R.A. Salvatore's new book "Promise of the Witch King" releases in October. The launch of the EBERRON line will include book releases throughout the year, and the MIRRORSTONE imprint for young readers, will launch the STAR SISTERZ line of books for tween girls.

        Finally, several new board games will be introduced from WIZARDS' AVALON HILL line, including an updated version of the popular game ROBORALLY.

  International

        In addition to our business in the United States, we operate in more than 25 countries, selling a representative range of the toy and game products marketed in the United States, together with some items which are sold only internationally. Key international brands for 2004 included MILTON BRADLEY and PARKER BROTHERS games, ACTION MAN, FURREAL FRIENDS, BEYBLADE, PLAY-DOH, PLAYSKOOL, MONOPOLY, and MAGIC: THE GATHERING.

  Other Segments

        In our Operations segment, we source production of substantially all of our toy products and certain of our game products through unrelated manufacturers in various Far East countries, principally China, using a Hong Kong based subsidiary for quality control and order coordination purposes. See "Manufacturing and Importing" below for more details concerning overseas manufacturing.

        Our other segment, the Hasbro Properties Group, generates revenue through the out-licensing of certain of our intellectual property to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings.

  Other Information

        To further extend our range of products in the various segments of our business, we have Hong Kong units that sell our toy and game products directly to retailers, primarily on a direct import basis. These sales are reflected in the revenue of the related segment where the customer resides.

        Certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a direct business presence.

        No individual line of products accounted for more than 10% of our consolidated net revenues during our 2004 fiscal year. During the 2003 fiscal year, revenues from our BEYBLADE line of products contributed 11% of our consolidated net revenues. No other line of products constituted more than 10% of our consolidated revenues in 2003. No individual line of products accounted for more than 10% of our consolidated net revenues during our 2002 fiscal year.

  Working Capital Requirements

        Our working capital needs are primarily financed through cash generated from operations and, when necessary, short-term borrowings and proceeds from our trade accounts receivable securitization program, which generally reach peak levels during the August through November period of each year. This corresponds to the time of year when our receivables also generally reach peak levels. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is the most prominent. The strategy of retailers has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that this trend will continue.

        The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have licenses for promotional product, and differences in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Also, quick response inventory management practices now being used result in fewer orders being placed significantly in advance of shipment with more orders being placed for immediate delivery. Unshipped orders at January 23, 2005 and January 25, 2004 were approximately $131,000 and $117,000, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to induce customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs that we plan to employ to promote sales in 2005 are substantially the same as those we employed in 2004. These are primarily fixed programs, which the customer earns based on purchases of Company products during the year.

        Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak third and fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected makes it necessary for us to borrow varying amounts during the year. During 2004 and 2003, we utilized cash from our operations, proceeds from our accounts receivable securitization program and borrowing under our secured amended and restated revolving credit agreement to meet our cash flow requirements.

  Royalties, Research and Development

        Our success is dependent on innovation through the continuing development of new products and the redesign of existing items for continued market acceptance. In 2004, 2003 and 2002, we spent $157,162, $143,183 and $153,775, respectively, on activities relating to the development, design and engineering of new products and their packaging (including items brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

        We also produce a number of toys under trademarks and copyrights utilizing the names or likenesses of characters from familiar movies, television shows and other entertainment media, for whose rights we compete with other toy and game manufacturers. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by these license agreements. In 2004, 2003 and 2002, we incurred $223,193, $248,423 and $296,152, respectively, of royalty expense. A portion of this expense relates to amounts paid in prior years as royalty advances. This expense will vary depending upon the timing of movie releases. In 2005, we expect royalty expense to increase due to the scheduled release of STAR WARS EPISODE III: REVENGE OF THE SITH. Under the terms of currently existing license agreements, in certain circumstances, we may be required to pay an aggregate of $154,100 in guaranteed or minimum royalties or other licensing fees in 2005 and thereafter. We have $80,167 of prepaid royalties, which are a component of prepaid expenses and other current assets on our balance sheet. Included in other assets is $87,188 representing the long-term portion of royalty advances already paid. Of the unpaid guaranty, we may be required to pay approximately $107,000, $21,600, $10,200, $7,600, $5,600 and $2,100 in 2005, 2006, 2007, 2008, 2009, and 2010 and thereafter, respectively. Amounts paid and advances to be paid relate to anticipated revenues in the years 2005 through 2018.

  Marketing and Sales

        Our products are sold nationally and internationally to a broad spectrum of customers including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based "e-tailers." Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products principally in areas of the world where we do not otherwise maintain a direct presence. We maintain showrooms in New York and selected other major cities worldwide as well as at many of our subsidiary locations. Although we had more than 3,000 customers in the United States and Canada during 2004, including specialty retailers carrying trading card games and toy-related products, there has been significant consolidation at the retail level over the last several years in our industry, which we expect to continue. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. While the consolidation of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products. During 2004, sales to our three largest customers, Wal-Mart Stores, Inc., Toys 'R Us, Inc. and Target Corporation, represented 21%, 15% and 10%, respectively, of consolidated net revenues, and sales to our top five customers accounted for approximately 50% of our consolidated net revenues.

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

        In 2004, we spent $387,523 on advertising, promotion and marketing programs compared to $363,876 in 2003 and $296,549 in 2002.

  Manufacturing and Importing

        During 2004, our products were manufactured in third party facilities in the Far East as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

        Most of our products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. We generally enter into agreements with suppliers at the beginning of a fiscal year that establish prices for that year. For this reason, we are generally insulated from short-term increases in the prices of raw materials. However, severe increases in the prices of any of these materials may require renegotiation with our suppliers during the year. Our manufacturing processes and those of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. We purchase most of the components and accessories used in our toys and certain of the components used in our games, as well as some finished items, from manufacturers in the United States and in other countries. However, the countries of the Far East, and particularly the People's Republic of China, constitute the largest manufacturing center of toys in the world and the substantial majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us.

        We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2005 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of "normal trade relations" status by, the People's Republic of China could significantly disrupt our operations and increase the cost of our products imported into the United States or Europe.

        We make our own tools and fixtures for our manufacturing facilities but purchase dies and molds principally from independent United States and international sources.

  Competition

        We are a worldwide leader in the design, manufacture and marketing of games and toys, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products. To a lesser extent, competition is also based on product pricing.

        In addition to contending with competition from other toy and game companies, in our business we must deal with the phenomena that many children have been moving away from traditional toys and games at a younger age. We refer to this as "children getting older younger." As a result, our products not only compete with the offerings of other toy and game manufacturers, but we must compete, particularly in meeting the demands of older children, with the entertainment offerings of many other companies, such as makers of video games and consumer electronic youth products.

        The volatility in consumer preferences with respect to family entertainment and low barriers to entry continually create new opportunities for existing competitors and start-ups to develop products which compete with our toy and game offerings.

  Employees

        At December 26, 2004, we employed approximately 6,000 persons worldwide, approximately 3,400 of whom were located in the United States.

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

  Government Regulation

        Our toy and game products sold in the United States are subject to the provisions of The Consumer Product Safety Act (the "CPSA"), The Federal Hazardous Substances Act (the "FHSA"), The Flammable Fabrics Act (the "FFA"), and the regulations promulgated thereunder. In addition, certain of our products, such as the mixes for our EASY BAKE ovens, are also subject to regulation by the Food and Drug Administration.

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

        The Children's Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, as well as the laws of certain foreign countries, place limitations on television commercials during children's programming.

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

        Our business and operating results depend upon the consumer appeal of our family entertainment products, principally games and toys. Our failure to successfully anticipate, identify and react to consumer preferences in family entertainment could have a negative impact on our revenues, profitability and results of operations.

        A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance could result in reduced overall revenues and margins, which could harm our business, financial condition and results of operations. Our continued success will depend on our ability to redesign, restyle and extend our existing family entertainment product lines in ways that capture consumer interest and imagination and to develop, introduce and gain customer interest for new family entertainment product lines. However, consumer preferences with respect to family entertainment are continuously changing and are difficult to predict. Individual family entertainment products generally, and high technology products in particular, often have short consumer life cycles. Not only must we address rapidly changing consumer tastes and interests but we face competitors who are also constantly introducing new products that compete with our products for consumer purchasing. The challenge of developing and offering products that are sought after by consumers is compounded by the trend of children "getting older younger," meaning that at younger and younger ages our products compete with the offerings of video game suppliers, consumer electronics companies and other businesses outside of the traditional toy and game industry.

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

        We cannot make assurances that:

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

        In developing new products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future those expectations are based on completing the associated development and implementation work in accordance with our currently anticipated development schedule. Unforeseen delays or difficulties in the development process, or significant increases in the planned cost of development, may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued. Similarly, the success of our products is often dependent on the timelines and effectiveness of related advertising and media efforts. Television programming, movie and DVD releases, comic book releases, and other media efforts are often critical in generating interest in our products. Not only our efforts, but the efforts of third parties, heavily impact the launch dates and success of these media efforts. When we say that products or brands will be supported by certain media releases, those statements are based on our current plans and expectations. Unforeseen factors may delay these media releases or even lead to their cancellation. Any delay or cancellation of planned product development work, introductions, or media support may decrease the number of products we sell and harm our business.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season. Further, this seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response inventory management techniques.

        Sales of our family entertainment products at retail are seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, including Christmas. This seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response inventory management techniques. These customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, which to a large extent occurs during September through December, rather than maintaining large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier.

        The limited inventory carried by retailers may also reduce or delay retail sales, resulting in lower revenues for us. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in our underproducing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as a terrorist attack or military engagement, that harm the retail environment or consumer buying patterns during our key selling season, or by events that interfere with the shipment of goods, particularly from the Far East, during the months leading up to the holiday purchasing season.

The continuing consolidation of our retail customer base means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on us.

        We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 26, 2004, Wal-Mart Stores, Inc., Toys 'R Us, Inc., and Target Corporation accounted for approximately 21%, 15% and 10%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Toys 'R Us and Target, in the aggregate accounted for approximately 50% of our consolidated net revenues. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also means that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could harm our business, financial condition and results of operations. Increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. In addition, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and bad debt expense.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

        We operate facilities and sell products in numerous countries outside the United States. For the year ended December 26, 2004, our net revenues from international customers comprised approximately 41% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. Additionally, we utilize third-party manufacturers located principally in the Far East and we have a manufacturing facility in Ireland. These sales and manufacturing operations are subject to the risks associated with international operations, including:

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

  7)
  Transportation delays and interruptions; and

  8)
  The imposition of tariffs.

        Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. In particular, as the majority of our toy products, in addition to certain other products, are manufactured in the People's Republic of China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, could have a significant negative impact on our operations. Factors that could negatively affect our business include a potential revaluation of the Chinese yuan, which may result in an increase in the cost of producing products in China, and difficulties in moving products manufactured in the Far East through the ports on the western coast of North America. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of "normal trade relations" status with, the People's Republic of China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

        An important part of our business involves obtaining licenses to produce products based on various theatrical releases, such as STAR WARS and DISNEY movies. The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of such amounts that would harm our results of operations. At December 26, 2004, we had $167,355 of prepaid royalties, $80,167 of which are included in prepaid expenses and other current assets and $87,188 of which are included in other assets. Under the terms of existing contracts, we are required to pay future minimum guaranteed royalties and other licensing fees totaling approximately $154,100. In addition, acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. As a licensee, we have no guaranty that a particular brand will be a successful toy or game product.

        We anticipate that the shorter theatrical duration for movie releases will make it increasingly difficult for us to sell licensed products based on entertainment properties and may lead our customers to reduce their demand for these products in order to minimize inventory risk. Furthermore, there can be no assurance that a successful brand will continue to be successful or maintain a high level of sales in the future. In the event that we are not able to acquire or maintain advantageous licenses, our revenues and profits may be harmed.

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully. In addition, we have a material amount of acquired product rights which, if impaired, would result in a reduction of our income.

        Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. As of December 26, 2004, we had approximately $633,800 of acquired product and licensing rights included in other assets. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net income caused by impairment charges could materially and adversely affect our results of operations.

Our ability to make acquisitions is limited by our credit agreement. We may not realize the anticipated benefits of future acquisitions or those benefits may be delayed or reduced in their realization.

        Although we have not made any major acquisitions in the last few years, acquisitions have been a significant part of our historical growth and have enabled us to further broaden and diversify our product offerings. While current limitations in our credit agreement limit our ability to make substantial acquisitions in the near term, we continue to evaluate opportunities as they arise. Although we plan to continue focusing our resources on our core owned and controlled brands, we cannot make assurances that such efforts will produce revenue growth to replace the growth historically provided by our acquisitions.

        In making acquisitions, we target companies that we believe offer attractive family entertainment products. We cannot be certain that the products of companies we may acquire in the future will achieve or maintain popularity with consumers. In some cases, we expect that the integration of the product lines of the companies that we acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies that we believe have strong and creative management, in which case we plan to operate them autonomously rather than integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will continue to develop popular and profitable products or services.

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

        Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our revolving credit facility and our other credit facilities for working capital. We currently have an amended and restated revolving credit agreement, which provides for a $350 million revolving credit facility. The amount available for borrowing under this facility will be reduced by $50 million effective March 31, 2005, and by a further $50 million effective November 30, 2005. If we fail to maintain certain financial ratios or if our credit rating drops below BB at Standard & Poor's or Fitch ratings or Ba3 at Moody's ratings, this facility, which is currently unsecured, would become secured by substantially all of our domestic inventory as well as certain of our intangible assets. The credit agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions on capital expenditures, investments, acquisitions, share repurchases, incurrence of indebtedness and dividend payments. These restrictive covenants may limit our future actions, and financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. If we were unable to meet our financial covenants, or if we failed to comply with other covenants in our credit facility, we could face significant negative consequences.

        As an additional source of working capital and liquidity, we currently have a $250 million three-year trade accounts receivable securitization program which expires in December 2006. Under this program, we sell on an ongoing basis, substantially all of our U.S. dollar denominated trade accounts receivable to a bankruptcy remote special purpose entity. Under this facility, the special purpose entity is able to sell, on a revolving basis, undivided ownership interests in the eligible receivables to bank conduits. We retain a subordinated interest and servicing rights to those eligible receivables sold under the facility. During the term of the facility, we must maintain certain performance ratios. If we fail to maintain these ratios, we could be prevented from accessing this cost-effective source of working capital and short-term financing.

        We believe that our cash flow from operations, together with our cash on hand and access to existing credit facilities and our accounts receivable securitization facility, are adequate for current and planned needs in 2005. However, our actual experience may differ from these expectations.

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

        As of December 26, 2004, we had approximately $622.2 million of total principal amount of indebtedness outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all. This total indebtedness includes the $250 million in aggregate principal amount of 2.75% senior convertible debentures which we issued in 2001. On December 1, 2005, December 1, 2011 and December 1, 2016, and upon the occurrence of certain fundamental corporate changes, holders of the 2.75% senior convertible debentures may require us to purchase their debentures. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at our discretion, provided that we will pay accrued and unpaid interest in cash. Our current intent is to settle in cash any puts exercised in the future. However, we may not have sufficient funds at that time to make the required repurchases.

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

Market conditions, including commodity and fuel prices, public health conditions and other third party conduct could negatively impact our margins and our other business initiatives.

        Economic and public health conditions, including factors that impact the strength of the retail market and retail demand, or our ability to manufacture and deliver products, can have a significant impact on our business. In addition, rising fuel and raw material prices, for components such as resin, or increased transportation costs, may lower our margins and harm our business. In addition, general economic conditions were significantly and negatively affected by the September 11, 2001 terrorist attacks and could be similarly affected by any future attacks. Economic conditions may also be negatively impacted by wars and other conflicts, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability. Other conditions, such as the unavailability of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could delay or increase the cost of implementing our business initiatives and product plans or alter our actions and reduce actual results. Work stoppages, slowdowns or strikes, or the occurrence or threat of wars or other conflicts, could impact our ability to manufacture or deliver product.

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

        Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. In 2002, as the result of the adoption of Statement of Financial

Accounting Standards No. 142 on December 31, 2001, the first day of fiscal 2002, we recorded an impairment charge, before taxes, of $296,223 as a cumulative effect of accounting change in our consolidated statement of operations. At December 26, 2004, approximately $469.7 million, or 14.5%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill could harm our results of operations.

  Financial Information About International and United States Operations and Export Sales

        The information required by this item is included in note 16 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report and is incorporated herein by reference.

ITEM 2.    PROPERTIES

Location	Use	Square Feet	Type of Possession	Lease Expiration Dates
Rhode Island
Pawtucket(1)(2)(3)	Administrative, Sales & Marketing Offices & Product Development	343,000	Owned	—
Pawtucket(3)	Executive Office	23,000	Owned	—
East Providence(3)	Administrative Office	120,000	Leased	2011
Central Falls(1)(2)(3)	Warehouse	261,500	Owned	—
Massachusetts
East Longmeadow(2)	Office, Manufacturing & Warehouse	1,148,000	Owned	—
East Longmeadow(1)(2)	Warehouse	500,000	Leased	2005
California
Chino(1)(2)	Warehouse	1,001,000	Leased	2010
Texas
Arlington(2)	Warehouse	60,200	Leased	2005
Dallas(2)	Warehouse	147,500	Leased	2005
Washington
Renton(2)	Offices	134,900	Leased	2005
Tukwilla(2)	Warehouse	5,000	Leased	2007
Australia
Lidcombe(5)	Office & Warehouse	161,400	Leased	2005
Eastwood(5)	Office	16,900	Leased	2008
Belgium
Brussels(5)	Office & Showroom	18,800	Leased	2008
Canada
Montreal(5)	Office, Warehouse & Showroom	133,900	Leased	2010
Mississauga(5)	Sales Office & Showroom	16,300	Leased	2010
Montreal(5)	Warehouse	88,100	Leased	2010

Chile
Santiago(5)	Warehouse	67,600	Leased	2006
Santiago(5)	Office	17,300	Leased	2006
China
Shenzhen(5)	Office	25,700	Leased	2006
Shenzhen(5)	Office	26,600	Leased	2009
Denmark
Glostrup(5)	Office	9,200	Leased	2007
England
Uxbridge(5)	Office & Showroom	51,000	Leased	2013
France
Le Bourget du Lac(5)	Office & Warehouse	141,400	Owned	—
Creutzwald(5)	Warehouse	301,300	Owned	—
Germany
Dietzenbach(5)	Office	43,000	Leased	2006
Soest(5)	Office & Warehouse	258,300	Owned	—
Soest(5)	Warehouse	53,800	Leased	2005
Greece
Athens(5)	Office	25,100	Leased	2007
Hong Kong
Kowloon(4)	Offices	62,100	Leased	2005
New Territories(4)	Warehouse	11,500	Leased	2005
New Territories(4)	Warehouse	8,100	Leased	2007
Ireland
Waterford(5)	Office, Manufacturing & Warehouse	244,000	Owned	—
Italy
Milan(5)	Office & Showroom	12,100	Leased	2007
Mexico
Periferico(5)	Office	16,100	Leased	2005
Carretera(5)	Warehouse	221,700	Leased	2009
The Netherlands
Utrecht(5)	Office	7,200	Leased	2008
New Zealand
Auckland(5)	Office & Warehouse	35,000	Leased	2010
Poland
Warsaw(5)	Office & Warehouse	18,600	Leased	2005
Spain
Valencia(5)	Office & Warehouse	469,100	Leased	2014

Switzerland
Berikon(5)	Office & Warehouse	25,000	Leased	2005
Delemont(5)	Office	9,200	Leased	2009
Turkey
Istanbul(5)	Office	11,000	Leased	2005
Wales
Newport(5)	Warehouse	75,000	Leased	2013
Newport(5)	Warehouse	170,000	Owned	—

(1)
Property used in the U.S. Toys segment.

(2)
Property used in the Games segment.

(3)
Property used in the Corporate area.

(4)
Property used in the Operations segment.

(5)
Property used in the International segment.

        In addition to the above listed facilities, the Company either owns or leases various other properties approximating an aggregate of 184,400 square feet which are utilized by its various segments. The Company also either owns or leases an aggregate of approximately 533,600 square feet not currently being utilized in its operations or previously included in restructuring actions, which are currently subleased or offered for sublease.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Alan G. Hassenfeld(1)	56	Chairman of the Board	Since 1999
Alfred J. Verrecchia(2)	62	President and Chief Executive Officer	Since 2003
David D. R. Hargreaves(3)	52	Senior Vice President and Chief Financial Officer	Since 2001
Brian Goldner(4)	41	President, U.S. Toy Segment	Since 2003
Richard B. Holt(5)	63	Senior Vice President and Chief Audit and Fiscal Compliance Officer	Since 2003
Barry Nagler(6)	48	Senior Vice President, General Counsel and Secretary	Since 2001
Deborah Thomas Slater(7)	41	Senior Vice President and Controller	Since 2003
Martin R. Trueb	52	Senior Vice President and Treasurer	Since 1997
E. David Wilson(8)	67	President, Games Segment and Executive Vice President Global Business Integration	Since 2004

(1)
Prior to May 2003, Chairman of the Board and Chief Executive Officer since 1999; Prior thereto, Chairman of the Board, President and Chief Executive Officer.

(2)
Prior thereto, President and Chief Operating Officer from 2001 to 2003; prior thereto President, Chief Operating Officer and Chief Financial Officer from 2000 to 2001; prior thereto, Executive Vice President and Chief Financial Officer from 1999 to 2000; prior thereto, Executive Vice President, Global Operations and Development during 1999.

(3)
Prior thereto, Senior Vice President and Deputy Chief Financial Officer from 1999 through 2000; prior thereto, Senior Vice President, Finance during 1999.

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

(7)
Prior thereto, Vice President and Assistant Controller from 1998 to 2003.

(8)
Prior thereto, President, Games since 2001; prior thereto, Senior Vice President and Sector Head, Games from 1999 to 2001; prior thereto, President, Hasbro Americas from 1997 to 1999.

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

	Sales Prices
Period			Cash Dividends Declared
	High	Low
2004
1st Quarter	$22.98	19.38	$.06
2nd Quarter	23.33	17.15	.06
3rd Quarter	19.64	16.98	.06
4th Quarter	19.62	16.90	.06
2003
1st Quarter	$14.60	11.01	$.03
2nd Quarter	18.05	13.66	.03
3rd Quarter	19.37	17.26	.03
4th Quarter	22.63	18.21	.03

        The approximate number of holders of record of the Company's Common Stock as of February 8, 2005 was 9,500.

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

        On December 6, 1999, the Board of Directors authorized a common share repurchase program for up to $500 million in common stock. No repurchases were made under this program in the fourth quarter of 2004. At December 26, 2004, $204.5 million remained under this authorization.

        In November 2004, the Company repurchased 34,910 shares at an average price of $18.57. These shares were repurchased upon option exercises and were delivered by the award recipients to pay for the exercise price of such options. All shares were repurchased at the market price on the date of repurchase.

ITEM 6.    SELECTED FINANCIAL DATA

(Thousands of Dollars and Shares Except per share Data and Ratios)

	Fiscal Year
	2004	2003	2002	2001	2000
Statement of Earnings Data:
Net revenues	$2,997,510	3,138,657	2,816,230	2,856,339	3,787,215
Net earnings (loss) before cumulative effect of accounting change	$195,977	175,015	75,058	60,798	(144,631)
Per Common Share Data:
Earnings (loss) before cumulative effect of accounting change
Basic	$1.11	1.01	.43	.35	(.82)
Diluted	$.96	.94	.43	.33	(.82)
Cash dividends declared	$.24	.12	.12	.12	.21
Balance Sheet Data:
Total assets	$3,240,660	3,163,376	3,142,881	3,368,979	3,828,459
Total long-term debt	$626,822	688,204	1,059,115	1,167,953	1,169,631
Ratio of Earnings to Fixed Charges(1)	6.93	4.56	2.05	1.76	(.67)
Weighted Average Number of Common Shares:
Basic	176,540	173,748	172,720	172,131	176,437
Diluted	196,048	190,058	185,063	184,592	176,437

(1)
For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest, amortization of debt expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes. Earnings for 2000 were insufficient to cover fixed charges by $225,986.

See "Forward-Looking Information and Risk Factors That May Affect Future Results" contained in Item 1 of this report for a discussion of risks and uncertainties that may affect future results. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report for a discussion of factors affecting the comparability of information contained in this Item 6.

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

(Thousands of Dollars and Shares Except Per Share Data)

Executive Summary

        The Company earns revenue and generates cash through the sale of a variety of toy and game products both within the United States and in International markets. Most of the Company's products are either internally developed or licensed from outside inventors. In addition to the products based on its own core brands, the Company also offers internally developed products tied to licensed movie and television based entertainment properties.

        The Company's principal business strategies focus on:

  •
  Growing its core brands,

  •
  Developing new and innovative toy and game products, and

  •
  Increasing operating margins by optimizing efficiencies within the Company.

        Management views the Company's principal product opportunities as falling into three general categories: core brands, innovative new products and licensed entertainment-based products. Although the Company intends to continue to offer products based on licensed entertainment properties, in the past four years the Company has actively sought to reduce its reliance on products based on theatrical properties and to achieve more consistent performance by focusing greater resources on the development and growth of its core brands and on developing innovative products.

        The Company's core brands represent Company-owned or Company-controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL and TONKA, which the Company views as presenting potential to be successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. However, the volatility of consumer preferences and the high level of competition in the toy and game industry make it difficult to maintain the long-term success of existing product lines and to consistently introduce successful new products.

        In addition to its focus on core brands, the Company's strategy also involves trying to meet ever changing consumer preferences by identifying and offering innovative products based on market opportunities. In 2004, innovative products such as VIDEONOW COLOR were significant contributors to revenue for the Company. The Company believes its strategy of focusing on the development of its core brands and continuing to identify innovative new products will help to prevent the Company from being dependent on the success of any one product line.

        While the Company's strategy focuses on growing its core brands and the development of innovative, new products, the Company continues to evaluate and enter into arrangements to license movie and television entertainment-based properties when the Company believes it is economically beneficial. Theatrical entertainment-based licenses in 2004 included DREAMWORKS' SHREK II, DISNEY'S THE INCREDIBLES, and LUCASFILM'S STAR WARS. Although gross profits of theatrical entertainment-based products are generally higher, this increased gross margin is offset by royalty expenses incurred on these sales, as well as amortization expense of property right based assets acquired from the licensor of such properties.

        In recent years, the Company has also focused on reducing its fixed costs and increasing its operating margins. In 2004, the Company reassessed the development process in its U.S. Toys segment, moving a greater amount of product development outside of the U.S., resulting in a streamlining of its U.S. Toy workforce. In 2003, the Company ceased manufacturing in its Valencia, Spain facility and announced the closure of the remaining retail stores operated under the Wizards of the Coast and Gamekeeper names. The Company will continue to review its operations in order to determine areas where greater efficiency can be achieved.

        The Company's recent strategy also focused on the reduction of long-term debt. The goal of management has been to reduce the Company's debt-to-capitalization ratio, defined as total debt, both short-term and long-term, as a percentage of total equity plus total debt, to 25-30%. The Company has repurchased or repaid $55,658 and $367,545 in principal amount of long-term debt during 2004 and 2003, respectively. The 2003 repurchases included amounts related to a tender offer, pursuant to which the Company repurchased $167,257 of aggregate principal amount of the 8.50% notes due 2006 previously issued by the Company. At December 26, 2004, the Company's debt-to-capitalization ratio was approximately 28%, which compared to approximately 34% at December 28, 2003. Due to the seasonal nature of the business, the Company's debt-to-capitalization ratio normally peaks at the end of the third quarter, when its working capital requirements are greatest. The September 26, 2004 ratio was approximately 30%. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt and to maintain this target ratio, as market conditions and the Company's committed revolving credit agreement and other sources of financing allow.

        Consolidation in the toy and game industry and associated retail uncertainty continued in 2004, and included the pending reorganization of the Company's second largest customer, Toys 'R Us. As a result, the Company's remaining customer base continued to become more concentrated. The Company's top five customers accounted for approximately 50% of full year net revenues in 2004, with Wal-Mart Stores, Inc., Toys 'R Us, Inc. and Target Corporation, its three largest customers, accounting for 46%. The consolidation of customers may provide certain benefits to the Company, such as potentially more efficient product distribution and other decreased costs of sales and distribution, including potential efficiencies related to SKU reductions. However, this consolidation also creates additional risks to the Company's business associated with a major customer having financial difficulties or reducing its business with the Company. In addition, increased customer concentration may decrease the prices the Company is able to obtain for some of its products. The Company believes that its strategy of seeking to produce sought after products, which provide value to both consumers and the Company's customers, will help protect the Company from any negative impact resulting from an environment of increasing retail consolidation.

Summary

        The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the three fiscal years ended December 26, 2004.

	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of sales	41.8	41.0	39.0

Gross profit	58.2	59.0	61.0
Amortization	2.4	2.4	3.4
Royalties	7.4	7.9	10.5
Research and product development	5.2	4.6	5.5
Advertising	12.9	11.6	10.5
Selling, distribution and administration	20.5	21.5	23.3
Interest expense	1.1	1.7	2.8
Other expense, net	0.0	1.5	1.3

Earnings before income taxes and cumulative effect of accounting change	8.7	7.8	3.7
Income taxes	2.2	2.2	1.0

Net earnings before cumulative effect of accounting change	6.5	5.6	2.7
Cumulative effect of accounting change, net of tax	—	(0.6)	(8.8)

Net earnings (loss)	6.5%	5.0%	(6.1)%

Results of Operations

        Net earnings for the fiscal year ended December 26, 2004 were $195,977, or $.96 per diluted share. This compares to net earnings (loss) for fiscal 2003 and 2002 of $157,664 and $(170,674), or $.85 and $(.90) per diluted share, respectively. Net earnings and basic and diluted earnings per share for 2004 include aggregate charges, net of tax, of approximately $19,600 related to the Company's licensing agreement with Disney, a non-cash charge for the other than temporary decline in the value of the Company's investment in Infogrames Entertainment S.A. ("Infogrames") common stock, and severance costs related to a reduction in headcount in December, primarily in the U.S. Toys segment. Also included in net earnings and basic earnings per share for 2004 is $12,710 of non-cash income relating to the decrease in fair value of certain warrants.

        In accordance with U.S. generally accepted accounting principles, diluted earnings per share for 2004 do not include the $12,710 favorable impact of the fair value warrant adjustment, but do include the dilutive impact of shares issuable under this agreement. In 2003 the Company incurred a non-cash charge to earnings of $13,630 relating to the increase in fair value of these warrants. This had an anti-dilutive effect on earnings per share, and accordingly the 2003 charge to earnings for the change in fair value of the contract was not eliminated and no shares related to this warrant were included in dilutive securities.

        In accordance with Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", which the Company adopted in December 2004, diluted earnings per share for 2003 and 2002 were restated to reflect the dilutive effect of the assumed conversion of the Company's Senior Convertible Debentures due 2021. The diluted earnings per share calculations for the three fiscal years ended December 26, 2004 include adjustments to add back to earnings the interest expense, net of tax, incurred on the convertible debentures, and to include in diluted weighted average shares the shares potentially issuable as if the contingent conversion features were met. The effect of this restatement was to reduce net earnings before cumulative effect of accounting change per diluted share for 2003 by $0.04. There was no effect on 2002 diluted earnings per share before cumulative effect of accounting change.

        Based on its subsequent events review, the Company has adjusted the amounts reflected in its condensed annual results for fiscal 2004 as released on February 7, 2005, which resulted in a reduction of net revenues and net earnings by $1,708 and $211, respectively. These adjustments were individually and in the aggregate not material to the Company's financial statements.

        Net earnings and basic and diluted earnings per share for 2003 include a cumulative effect of accounting change, net of tax, of $(17,351), or $(.09) per diluted share, relating to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" ("SFAS 150").

        Net earnings in 2003 also included the impact of debt reduction activities and charges associated with the business efficiency activities of the Company, two of which were noted above. Associated cash charges in 2003 include a loss on the extinguishment of debt, net of taxes, of $12,612 relating to the repurchase of $367,545 in principal amount of the Company's debt mentioned above. Additionally, 2003 net earnings include cash charges, net of taxes, of $20,684 relating to severance and lease costs associated with the cessation of manufacturing at the Company's facility in Valencia, Spain and the disposition of substantially all of the Company's remaining retail stores.

        Included in the net loss for 2002 is a cumulative effect of accounting change, net of tax, of $(245,732), or $(1.33) per diluted share, relating to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The 2002 net loss also includes a non-cash charge, net of tax, of $31,747 for the write-down of the Company's investment in Infogrames common stock. In addition, the 2002 net loss includes a charge of $7,566 relating to a fine imposed on the Company's United Kingdom affiliate by the Office of Fair Trading in the United Kingdom ("OFT") for alleged anti-competitive pricing practices. The 2002 net loss was favorably impacted by interest income, net of tax, of $7,556, received on an IRS tax settlement.

        Consolidated net revenues for the year ended December 26, 2004 were $2,997,510 compared to $3,138,657 in 2003 and $2,816,230 in 2002. Most of the Company's revenues and operating profits are derived from its three principal segments: U.S. Toys, Games and International, which are discussed in detail below.

        The following table presents net revenues and operating profit data for the Company's three principal segments for each of the three fiscal years ended December 26, 2004.

	2004	% Change	2003	% Change	2002
Net Revenues
U.S. Toys	$952,923	(10)%	$1,057,984	6%	$996,496
Games	796,032	(1)%	804,547	9%	739,782
International	1,194,630	1%	1,184,532	22%	970,825
Operating Profit
U.S. Toys	$7,185	(92)%	$91,996	22%	$75,664
Games	137,628	(21)%	175,295	41%	124,523
International	140,784	54%	91,273	1663%	5,177

  U.S. Toys

        U.S. Toys segment net revenues for the year ended December 26, 2004 decreased 10% to $952,923 from 2003. The results reflect an overall softness in the boys' toy business, as demonstrated primarily by decreased sales of BEYBLADE, and to a lesser extent, lower sales of

TRANSFORMERS and G.I. JOE products. Decreased sales of PLAYSKOOL and ZOIDS products also contributed to the overall decrease in revenues. These decreases were partially offset by increased sales of VIDEONOW products, increased shipments of MY LITTLE PONY products, which were reintroduced in the third quarter of 2003, and revenues from the new product launch of LAZER TAG. Net revenues in 2004 were also positively impacted by increased shipments of STAR WARS products over 2003.

        The decrease in U.S. Toys' operating profit to $7,185 in 2004 from 2003, primarily relates to decreased gross profit as a result of the lower net revenues as well as a change in product mix, including the decline in sales of BEYBLADE products which carry a higher gross margin and increased sales of VIDEONOW hardware, which carry a lower gross margin. Competitive price pressures and customer sales allowances related to VIDEONOW also contributed to lower gross margin. To a lesser extent, the decrease relates to an increase in advertising expense, which is consistent with the Company's strategy to continue to focus on product promotions as a means to increase and sustain awareness of its core brands, as well as to introduce new products. U.S. Toys' 2004 operating profit was also impacted by charges of $6,900 associated with organizational and staffing changes made in December 2004. The decrease in operating profit was partially offset by decreased royalties, driven by lower sales of BEYBLADE products, as well as lower selling, distribution, and administration expenses as a result of a combination of lower sales activity and the Company's cost reduction initiatives.

        Net revenues in the U.S. Toys segment increased by 6% in 2003 over 2002 to $1,057,984. The increase was due primarily to strong sales of BEYBLADE and FURREAL FRIENDS products, which were introduced in the second half of 2002. In addition, revenue from sales of VIDEONOW, which was introduced in 2003, and MY LITTLE PONY, which was reintroduced in 2003, contributed to the increase in revenues. Revenues were also positively impacted by increased shipments of products related to certain core brands, such as TRANSFORMERS and PLAYSKOOL products. Sales of DISNEY products also increased as a result of the theatrical, video and DVD releases of FINDING NEMO and the DVD and video re-releases of THE LION KING in 2003. These increases were partially offset by the expected decrease in sales of STAR WARS products in a non-movie year, as well as decreased sales of BOB THE BUILDER, E-KARA, and ZOIDS products.

        The increase in operating profit from 2002 to 2003 was largely due to lower royalty and amortization expenses as the result of lower sales of entertainment-based products, primarily STAR WARS related products. STAR WARS property rights are amortized in proportion to expected remaining sales. In periods with higher sales of STAR WARS products, such as 2002, the resulting amortization expense will be higher. The decreases in royalty and amortization expense were partially offset by decreased gross profits due to a change in product mix. Although revenues increased in 2003, the 2002 product mix included higher sales of STAR WARS products, which have higher gross margins, while the 2003 product mix included increased sales of lower gross margin products, resulting in an overall decrease in gross profits. Operating profit in 2003 was also impacted by higher advertising expense reflecting the Company's increased focus on marketing to raise awareness of its core brands and to launch new products.

  Games

        Games segment net revenues for the year ended December 26, 2004 decreased slightly by 1% to $796,032 from 2003. The decrease in revenues was primarily due to decreased sales of board games. Partially offsetting this decrease were increased revenues from products in the electronic and pre-school categories including strong sales of ELEFUN and WHAC-A-MOLE. Revenues from trading card games increased slightly with sales of DUEL MASTERS, which was introduced in the fourth quarter of 2003 offsetting decreased revenues from other trading card games, including MAGIC: THE GATHERING, which had one less release in 2004 than in 2003.

        Games segment operating profit decreased 21% to $137,628 in 2004 from 2003. The decrease reflects lower gross margin as a result of a change in the mix of trading card game revenue, higher product development and royalty expenses associated with DVD games, and increased advertising expense.

        The increase in Games segment revenues from 2002 to 2003 primarily related to strong shipments of TRIVIAL PURSUIT 20TH ANNIVERSARY EDITION, which was initially released in the U.S. in the third quarter of 2002, as well as shipments of TRIVIAL PURSUIT POP CULTURE DVD game, which was introduced in the fourth quarter of 2003; increased shipments of TWISTER products which include TWISTER MOVES; strong sales of MONOPOLY brand products; and increased revenues from shipments of other core brands, primarily MAGIC: THE GATHERING products, as well as higher revenues from other non-licensed trading card games. These increases were partially offset by decreased sales of licensed trading card games including POKEMON and HARRY POTTER.

        The increase in operating profit in 2003 from 2002 was primarily due to increased gross profit from higher revenues, as well as lower royalty expense, resulting from decreased sales of licensed trading card games. These factors were partially offset by an increase in advertising expense due to the Company's strategy to increase advertising focused on increasing demand for its core brands. Operating profit for 2003 also benefited from decreased fixed expenses as the result of cost reduction initiatives.

  International

        International segment net revenues increased slightly by 1% to $1,194,630 in 2004 from 2003. International segment 2004 net revenues were positively impacted by currency translation of approximately $78,000 as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, International net revenues decreased 6% in local currency for the year ended December 26, 2004. The decrease in local currency revenue was primarily the result of lower sales of BEYBLADE products, and, to a lesser extent, decreased sales of ACTION MAN. These decreases were partially offset by increased revenues from MY LITTLE PONY products, which were introduced in the third quarter of 2003, and higher sales of FURREAL FRIENDS, DUEL MASTERS, and VIDEONOW products. To a lesser extent, 2004 revenues were also positively impacted by increased sales of core brand products, including PLAYSKOOL and MONOPOLY products, as well as TRIVIAL PURSUIT products including TRIVIAL PURSUIT 20TH ANNIVERSARY EDITION.

        International segment operating profit increased significantly by 54% to $140,784 in 2004 from 2003. International gross profits and operating profits were positively impacted by the cessation of manufacturing at the Company's Valencia, Spain facility at the end of 2003. Operating profit in 2003 included cash charges of approximately $18,400 associated with severance related to this cost reduction initiative. The improvement in operating profit in 2004 over 2003 was also due to lower royalty expense primarily from decreased sales of BEYBLADE, which was partially offset by an increase in advertising expense as a result of the Company's ongoing initiative to raise awareness of its core brands. In 2004, there was a net favorable translation impact to International operating profit of approximately $4,800 for the year.

        International segment revenues increased 22% to $1,184,532 in 2003 compared to 2002. International segment 2003 net revenues were positively impacted by currency translation of approximately $127,900 as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, 2003 International net revenues increased 9% in local currency for the year. Local currency revenue increases for 2003 were primarily a result of revenues from BEYBLADE products and to a lesser extent, FURREAL FRIENDS products, which were introduced in most markets in the fourth quarter of 2002. Revenues were also positively impacted by increased sales of core brand products, including MY LITTLE PONY, as well as MAGIC: THE GATHERING, TRANSFORMERS, MONOPOLY and PLAYSKOOL products. These increases were partially offset by lower revenues from STAR WARS products, decreases in sales of licensed trading card games including HARRY POTTER and POKEMON, and decreased sales of E-KARA products.

        The increase in operating profit in 2003 from 2002 was primarily due to increased gross profit on higher revenues, partially offset by increased advertising expense. The expected decrease in royalty expense relating to lower sales of STAR WARS products was largely offset by increased royalty expense associated with higher sales of BEYBLADE products and the foreign exchange impact of the weaker U.S. dollar. Selling, distribution and administration costs decreased as a percentage of sales, but increased in amount, largely due to the foreign exchange impact of the weaker U.S. dollar. Gross profit and operating profit in 2003 were also negatively impacted by the Company's decision to cease its manufacturing operations in Spain. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net positive translation impact to International operating profit of approximately $6,500 for 2003. Operating profit in 2002 was negatively impacted by a fine against the Company by the OFT for alleged anti-competitive pricing practices, which resulted in a charge of $7,566 in the fourth quarter.

  Gross Profit

        The Company's gross profit margin decreased to 58.2% for the year ended December 26, 2004 from 59.0% in 2003 and 61.0% in 2002. The decrease in 2004 from 2003 was due to changes in product mix, primarily decreased sales of BEYBLADE products, which carry a higher gross margin. Gross margin was also negatively impacted by increased sales of VIDEONOW hardware products, which carry a lower gross margin, and decreased margin on VIDEONOW products due to competition and customer sales allowances. The decrease in gross margin from 2002 to 2003 also reflects the mix of products sold, with decreased sales of STAR WARS products in 2003 over 2002, partially offset by increased sales of BEYBLADE products. In addition to the mix of products sold, the decrease from 2002 gross margin levels also reflects 2003 charges incurred by the Company to cease manufacturing operations in Spain, comprised primarily of severance costs as well as non-cash charges associated with fixed assets. The production activities previously performed in Spain were transferred to the Company's other manufacturing facilities or outsourced to third party suppliers.

        The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit. The Company expects a positive impact to gross margin in 2005 due to increased product revenue in connection with the anticipated release of STAR WARS EPISODE III: REVENGE OF THE SITH. However, the Company also expects increased revenues from this line to result in increased royalty and amortization expense.

  Expenses

        The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 26, 2004.

	2004	2003	2002
Amortization	2.4%	2.4%	3.4%
Royalties	7.4	7.9	10.5
Research and product development	5.2	4.6	5.5
Advertising	12.9	11.6	10.5
Selling, distribution and administration	20.5	21.5	23.3

        Amortization decreased to $70,562 in 2004 from $76,053 in 2003 and $94,576 in 2002. The decrease in amortization expense from 2003 primarily relates to 2003 charges related to certain unprofitable product lines. The decrease from 2002 to 2003 is primarily related to decreased amortization of the property rights related to STAR WARS. Amortization of these rights is based on actual sales of products under the related right as a portion of total expected sales of products related to this licensing right. The Company expects amortization expense to be higher in 2005 due to the increased product revenue anticipated in connection with the anticipated release of STAR WARS EPISODE III: REVENGE OF THE SITH.

        Royalty expense decreased to $223,193, or 7.4% of net revenues in 2004 from $248,423, or 7.9% of net revenues in 2003 and $296,152, or 10.5% of net revenues in 2002. Lower royalty expense in 2004 compared to 2003 is primarily due to the decreased sales of BEYBLADE products. The 2004 expense also includes a $7,200 charge related to future minimum guarantees not expected to be fully realized related to the Disney license agreement based on the Company's reduced expectations for the related product line. The decrease in royalty expense from 2002 to 2003 primarily relates to lower sales of STAR WARS related products, as there was no theatrical, video, or DVD release of a STAR WARS property in 2003. The decrease in royalty expense in 2003 as a result of STAR WARS was partially offset by increased royalty expense related to BEYBLADE products and the foreign exchange impact of the weaker U.S. dollar. The Company expects royalty expense to increase in 2005 compared to 2004, due to the release of STAR WARS EPISODE III: REVENGE OF THE SITH.

        Investment in research and product development costs is an important component to the Company's strategy to grow core brands and to create new and innovative toy and game products. The increase in expenditures for research and product development from $143,183, or 4.6% of net revenues in 2003 to $157,162, or 5.2% of net revenues in 2004 reflects such investment. Higher development costs associated with electronic toys such as VIDEONOW COLOR and electronic games such as MISSION PAINT BALL, plug and play, and DVD games contributed to this increased expense in 2004. The decrease in research and product development expenditures from $153,775, or 5.5% of net revenues in 2002 to 2003 levels was primarily due to the timing of expenses related to development of certain product lines.

        Advertising expense has increased in dollars and as a percentage of net revenues to $387,523, or 12.9% of net revenues in 2004 from $363,876, or 11.6% of net revenues in 2003, and from $296,549, or 10.5% of net revenues in 2002. This increase is consistent with the Company's strategy to continue to focus on advertising as a means to increase and sustain awareness of its core brands, as well as to introduce new products. Based on higher anticipated product revenues related to the theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH, the Company expects 2005 expense to decrease slightly as a percentage of revenues.

        Selling, distribution and administration expenses decreased in dollars and as a percentage of net revenues to $614,401, or 20.5% of net revenues in 2004, from $674,544, or 21.5% of net revenues in 2003. The decrease from 2003 reflects lower expenses resulting from the Company's cost reduction and business efficiency initiatives, and lower levels of performance incentive bonus provisions relating to lower revenues and operating earnings compared to 2003. There was an increase in selling, distribution and administration expenses in dollars from $656,725 in 2002 to 2003, but a decrease as a percentage of net revenues from 23.3% of net revenues in 2002 to 21.5% of net revenues in 2003. The increase in dollars over 2002 partially reflects charges relating to the Company's closure of its remaining retail stores operated under the Wizards of the Coast and Game Keeper names. The increased expenses in 2003 were also the result of higher distribution expenses due to increased sales volume and increased management bonus provisions as the result of the Company's improved financial performance over 2002. In both 2003 and 2004, the impact to consolidated expenses of the Company's cost reduction efforts to improve business efficiency were negatively affected by higher international expenses in translated U.S. dollars resulting from the weaker U.S. dollar. The Company is continuing its focus on reducing selling, distribution and administration expenses, and anticipates that these costs as a percentage of net revenues will continue to decline in 2005.

  Interest Expense

        Interest expense decreased to $31,698 in 2004 from $52,462 in 2003, and $77,499 in 2002. This mainly reflects the Company's strategy to reduce its long-term debt. Approximately 72% of the decrease in interest expense from 2003 to 2004 is attributable to lower levels of short-term and long-term debt in 2004 than in 2003. The Company repurchased and repaid approximately $55,700 in principal amount of long-term debt during the year ended December 26, 2004. Approximately 52% of the decrease in 2003 as compared to 2002 is attributable to lower levels of short-term and long-term debt. This mainly reflects the repurchase and repayment of debt in the first quarter of 2003 when the Company repurchased or repaid $200,288, in principal amount, of 7.95% Notes, due in March 2003, using cash from operations. In the fourth quarter of 2003, as noted above, the Company repurchased $167,257 in principal amount of 8.50% Notes due 2006, in conjunction with a tender offer.

        The remaining 28% decrease in interest expense from 2003 to 2004 and 48% decrease from 2002 to 2003 is due to lower effective interest rates, primarily the result of interest rate swap agreements that reduce the amount of the Company's debt subject to fixed interest rates. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's committed revolving credit agreement and other sources of financing allow.

  Other Expense, Net

        Other expense, net of $1,226 for the year ended December 26, 2004 compares to other expense, net of $48,090 in 2003. Other expense, net in 2004 includes non-cash income of $12,710 compared to a non-cash charge to earnings of $13,630 in 2003, related to the change in the fair value of certain warrants required to be classified as a liability. These warrants are required to be adjusted to their fair value each quarter through earnings. The fair value of these warrants is primarily affected by the Company's stock price, but is also affected by the Company's stock price volatility and dividends, as well as risk-free interest rates. Assuming the Company's stock volatility and dividend payments, as well as risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings as the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $20.00 per share at December 26, 2004 from its actual price of $19.19 a share on that date, the Company would have recognized non-cash income of approximately $11,100 rather than actual non-cash income recorded of $12,710 for the year ended December 26, 2004, to reflect the change in the fair value of the warrants from their fair value of $138,650 at December 28, 2003.

        Other expense, net in 2004 also includes a $8,988 write-down of the value of the common stock of Infogrames, held by the Company as an available-for-sale investment. This write-down resulted from an other than temporary decline in the fair value of this investment. At December 26, 2004 the carrying value of this investment is approximately $4,600.

        Other expense, net in 2003 includes a loss on extinguishment of debt of $20,342 relating to the 8.50% Notes due 2006, repurchased pursuant to a tender offer in the fourth quarter of 2003. Under the tender offer, the Company repurchased notes totaling $167,257 in aggregate principal amount.

        Nonoperating expense for 2002 includes a $42,902 write-down of the value of the common stock of Infogrames. This charge was partially offset by interest income of $10,211 on a tax settlement received in the second quarter of 2002.

  Income Taxes

        Income tax expense was 24.6% of pretax earnings in 2004 compared with 28.3% of pretax earnings in 2003 and 27.9% in 2002. Absent the effect of the adjustment of certain warrants to their fair value, which has no tax effect, the 2004 and 2003 effective tax rates would have been 25.9% and 26.8%, respectively. The decrease in the adjusted rate, from 26.8% to 25.9%, is primarily due to the tax impact of higher operating profits in jurisdictions with lower statutory tax rates, and lower operating profits in jurisdictions with higher statutory tax rates. Absent the effect of the non-deductible amounts paid to the OFT in 2002, the 2002 tax rate would have been 26.0%.

  Cumulative Effect of Accounting Changes

        On June 30, 2003, the first day of the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" ("SFAS 150"). SFAS 150 required the Company to reclassify certain warrants recorded as equity to a liability, and adjust the warrants to their fair value through earnings as of that date. On the date of adoption, the Company reclassified $107,669 from equity, where the warrants had previously been recorded, to current liabilities. A cumulative effect of accounting change of $17,351 was recorded to adjust the amount of this liability to its fair value on the adoption date. There was no tax benefit associated with this charge.

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

Liquidity and Capital Resources

        The Company has historically generated a significant amount of cash from operations. In 2004, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its secured and unsecured credit facilities. During 2005, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, using proceeds from the accounts receivable securitization program and borrowings under its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its securitization program and other available lines of credit, are adequate to meet its needs for 2005. However, unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences, could result in a significant decline in revenues and operating results for the Company, which could result in the Company being in non-compliance with its debt covenants and unable to use funding from its receivable securitization program. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable the Company to continue to fund its operations. Also, non-compliance with covenants under its accounts receivable securitization program could result in the Company being unable to utilize this program. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable that would prevent the Company from being able to fully utilize its receivable securitization program.

        During the last four fiscal years, as part of its strategy of reducing long-term debt and its overall debt-to-capitalization ratio, the Company has been able to repurchase or repay approximately $547,000 in principal amount of long-term debt, primarily using cash from operations. Remaining principal amounts of long-term debt at December 26, 2004, including portions classified as current, were $622,198. The Company believes that the reduction in its debt-to-capitalization ratio has improved its liquidity situation by decreasing cash required to service outstanding debt, thereby increasing the ability of the Company to obtain additional financing should the need to do so arise.

        At December 26, 2004, cash and cash equivalents, net of short-term borrowings, were $707,043 compared to $497,393 and $474,321 at December 28, 2003 and December 29, 2002, respectively. Hasbro generated approximately $359,000, $454,000 and $473,000 of cash from its operating activities in 2004, 2003 and 2002, respectively. Although net earnings before cumulative effect of accounting change increased to $195,977 in 2004 from $175,015 in 2003, the decrease in cash from operations in 2004 as compared to 2003 was primarily the result of changes in operating assets and liabilities, further discussed below. The decrease in cash flows, despite an increase in earnings before cumulative effect of an accounting change, in 2003 from 2002 was primarily the result of non-cash expenditures in 2002, including utilization of prepaid expenses related to STAR WARS royalties, and increased amortization expense in 2002, primarily STAR WARS related. Net cash provided by operating activities in 2002 also included a $120,000 royalty advance payment, which was recorded as a long-term asset. Cash flows from operations were favorably impacted by the Company's cost reduction initiatives in 2004, 2003, and 2002, resulting in a lower level of fixed operating expenses.

        Fourth quarter days sales outstanding remained consistent at 50 days in 2004 compared to 49 days in 2003 and 50 days in 2002. In 2003, the Company entered into a revolving securitization facility whereby the Company is able to sell undivided interests in qualifying accounts receivable on an ongoing basis. At December 26, 2004 and December 28, 2003, there was $206,055 and $193,713, respectively, outstanding under this program. The securitization facility replaced other programs the Company routinely used to accelerate payment of trade receivables in prior years. The December 26, 2004 accounts receivable balance includes an increase of approximately $20,000 related to the currency impact of the weaker U.S. dollar. Inventories increased to $194,780 at December 26, 2004 from $168,979 at December 28, 2003. The increase in inventory reflects lower than normal inventory levels in 2003 and, to a lesser extent, the currency impact of the weaker U.S. dollar. The net decrease in inventory levels in 2003 compared to 2002 reflects the Company's continued focus on supply chain management and its continued aggressive management of cash flow requirements. Inventory levels at year-end 2003 were at their lowest point since 1990. Inventory decreased to $168,979 at December 28, 2003 from $190,144 at December 29, 2002.

        Prepaid expenses and other current assets increased slightly to $219,735 from $211,981 at December 28, 2003. An increase in current prepaid royalties as a result of the 2005 release of STAR WARS EPISODE III: REVENGE OF THE SITH was partially offset by decreased deferred taxes. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. With respect to the STAR WARS license, the Company has prepaid royalties recorded in both current and non-current assets. In periods prior to a major release, amounts will be reclassified from non-current to current in anticipation of higher sales during the periods surrounding the release. The increase in prepaid expenses to $211,981 at December 28, 2003 from $190,964 at December 29, 2002 was primarily the result of increased deferred and other taxes as well as deposits, which were partially offset by lower prepaid royalties from 2002 related to the STAR WARS license.

        Accounts payable and accrued expenses decreased to $806,528 at December 26, 2004 from $905,368 at December 28, 2003. The decrease primarily relates to decreases in accrued bonuses and performance incentives as well as a decrease in accrued income taxes. To a lesser extent, this decrease was also due to a decrease in the value of certain warrants that the Company is required to record as liabilities under SFAS 150. As a result of SFAS 150, the Company classifies certain warrants containing a put option as a current liability and adjusts the amount of this liability to its fair value on a periodic basis. Additionally, the Company had decreased accruals in 2004 relating to the 2003 announced closure of the Company's retail locations. Accounts payable and accrued expenses increased to $905,368 at December 28, 2003 from $743,958 at December 29, 2002. Of the 2003 increase, $138,650 was due to the Company's adoption of SFAS 150. The remaining increase was due primarily to higher levels of accrued performance bonuses as the result of the Company's improved financial performance in 2003 as well as accrued expenses related to the cessation of manufacturing operations at the Company's facility in Spain and the disposition of its remaining Wizards of the Coast and Gamekeeper retail stores. These increases were partially offset by lower accrued royalties as a result of decreased sales of licensed products.

        Cash flows from investing activities were a net utilization of $84,967, $64,879, and $62,314 in 2004, 2003 and 2002, respectively. During 2004, the Company expended approximately $79,000 on additions to its property, plant and equipment while during 2003 and 2002 it expended approximately $63,000 and $59,000, respectively. Of these amounts, 58% in 2004, 66% in 2003, and 64% in 2002 were for purchases of tools, dies and molds related to the Company's products. The level of capital spending in 2004, 2003 and 2002 was below the level permitted under its outstanding credit facilities. In 2005, the Company expects capital expenditures to continue to be in the range of $70,000 to $90,000. During the three years ended December 26, 2004, depreciation and amortization of plant and equipment was $75,618, $88,070, and $89,262, respectively. In 2004, the Company acquired the remaining unowned interest in its Latin America operations for total consideration of $9,824. This purchase resulted in an increase in goodwill in the amount of $9,390. The Company made no acquisitions of businesses in 2003 or 2002. In 2002, the Company made payments of $7,419 relating to the acquisition of Wizards of the Coast.

        The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenses paid and revenues collected made it necessary for the Company to borrow varying amounts during the year. During 2004, the Company primarily utilized cash from operations and its trade accounts receivable securitization program. During 2003 and 2002, the Company primarily utilized cash from operations and borrowings under its secured amended and restated revolving credit agreement to meet its cash flow requirements.

        In December 2003, the Company entered into a three-year receivable securitization program. Under this program, the Company sells on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. The program provides the Company with a cost-effective source of working capital and short-term financing. Based on the amount of eligible accounts receivable as of December 26, 2004, the Company had availability under this program to sell $206,055, which was fully utilized.

        The Company has an amended and restated credit agreement, which provides it with an unsecured revolving credit facility of $350,000, maturing in March 2007. The credit facility reduces by $50,000 effective March 31, 2005, and by a further $50,000 effective November 30, 2005. If the Company fails to maintain certain financial ratios or if the credit rating of the Company drops below BB at Fitch Ratings or Standard & Poor's, or Ba3 at Moody's, borrowings under the amended and restated facility would be secured by substantially all domestic inventory as well as certain intangible assets. At February 1, 2005, the Company was rated BBB- by Fitch Ratings and Standard & Poor's, and Baa3 by Moody's. The Company is not required to maintain compensating balances under the agreement. The amended and restated agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all restrictive covenants as of and for the fiscal year ended December 26, 2004. The Company had no borrowings outstanding under its committed revolving credit facility at December 26, 2004. The Company also has other uncommitted lines from various banks, of which approximately $25,562 was utilized at December 26, 2004. Amounts available and unused under the committed line at December 26, 2004 were approximately $344,000.

        Net cash utilized by financing activities was $75,824 in 2004. This amount included repurchases in principal amount of long-term debt totaling $55,658 in connection with the Company's strategy of reducing its overall debt and improving its debt-to-capitalization ratio. The Company received $25,836 from the exercise of stock options during the year. In December 2003, the Company increased its quarterly dividend to $0.06 per share from $0.03 per share. This increased cash paid for dividends to $37,088 from the 2003 amount of $20,851.

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

        The Company has outstanding $250,000 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, commencing in December 2005 should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in 2004. The holders of these debentures may put the notes back to Hasbro in December 2005, December 2011 and December 2016 at the original principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company's discretion. While the Company's current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash. Due to this put option, these debentures are classified on the Company's balance sheet in the current portion of long-term debt. Subsequent to December 1, 2005, any notes that the holders have not elected to put back to the Company will be reclassified to long-term debt.

        The Company has remaining principal amounts of long-term debt, including current portions, at December 26, 2004 of approximately $622,198. As detailed below in Contractual Obligations and Commercial Commitments, this debt is due at varying times from 2005 through 2028. Of the total principal amount, the Company has $71,970 of 5.60% Notes due in November 2005. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $154,100. Also, as detailed in Contractual Obligations and Commercial Commitments, the Company has certain warrants, currently recorded in accrued liabilities, that may be settleable for, at the Company's option, $100,000 in cash or $110,000 in the Company's stock, such stock being valued at the time of the exercise of the option. The Company believes that cash from operations, including the securitization facility, and, if necessary, its line of credit, will allow the Company to meet these and other obligations listed. It is the Company's current strategy to reduce its long-term debt through repurchases when it is considered economically beneficial and permitted under the Company's amended and restated revolving credit agreement.

        On December 6, 1999, the Board of Directors (the "Board") authorized a common stock repurchase program up to $500,000. At December 26, 2004, $204,500 remains available under the 1999 authorization. Shares acquired under the Board authorization are being used for corporate purposes including issuance upon the exercise of stock options and warrants. Under terms of the Company's amended and restated revolving credit agreement, payment of dividends cannot be in excess of $50,000 or 50% of prior year consolidated net income, which ever is greater. Also, repurchases of debt prior to maturity, common stock repurchases, investments and acquisitions may be restricted under certain circumstances.

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

        Inventory is valued at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the Company under producing popular items or overproducing less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

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

        The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2004 and no impairment was indicated. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 26, 2004, the Company has goodwill and intangible assets with indefinite lives of $545,464 recorded on the balance sheet.

        Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $558,019 at December 26, 2004. During 2004, there were no significant impairment charges related to these intangible assets.

        The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 26, 2004, the Company had $167,355 of prepaid royalties, $80,167 of which are included in prepaid expenses and other current assets and $87,188 which are included in other assets. During 2004, royalty expense included a charge related to the Company's license agreement with Disney related to this accounting policy.

        The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected compensation increases, and applicable discount rates. The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company's estimate of expected return on plan assets was 8.75% in 2004 and 2003, and 9.00% in 2002. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 1% in the estimate of expected return on plan assets would increase pension expense by approximately $1,700. Expected compensation increases are estimated using a combination of historical compensation increases with expected compensation increases in the Company's long-term business forecasts. Based on this analysis, the Company's estimate of expected long-term compensation increases was 4.0% in 2004 and 2003, and 4.5% in 2002. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company considers Moody's long-term Aa Corporate Bond yield at the measurement date as an appropriate guide in setting this rate. Based on the Moody's long-term Corporate Bond yield at September 30, 2004, the Company's measurement date for its pension assets and liabilities, the Company selected a discount rate of

6%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 1% in the Company's discount rate would increase pension expense and the projected benefit obligation by approximately $3,180 and $34,300, respectively. In accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods. Assets in the plan are valued on the basis of their fair market value on the measurement date. In 2004 and 2003, the Company recorded a minimum pension liability of $43,196 and $42,445, respectively. This amount represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded.

Contractual Obligations and Commercial Commitments

        In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $622,198 of long-term debt outstanding at December 26, 2004, including current portions and excluding fair value adjustments. Future payments required under these and other obligations are as follows:

Payments due by Fiscal Year

Certain Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt, including current portions	$73,481	34,362	1,686	136,851	1,833	373,985	622,198
Operating lease commitments	27,175	19,810	17,740	16,096	14,755	27,877	123,453
Future minimum guaranteed contractual payments	107,000	21,600	10,200	7,600	5,600	2,100	154,100
Purchase commitments	114,000	—	—	—	—	—	114,000

	$321,656	75,772	29,626	160,547	22,188	403,962	1,013,751

        Included in 2005 future minimum guaranteed contractual payments is $35,000 related to the Company's royalty contract with Lucas for STAR WARS licensing rights. The contract requires guaranteed royalties totaling $505,000 of which $470,000 has been paid in prior years. At December 26, 2004, the Company has prepaid royalties related to this license of approximately $143,200, of which the long-term portion of $87,200 is included in other assets in the consolidated balance sheet. The Company also has remaining product rights of approximately $114,400, which is included in other intangibles, net in the consolidated balance sheet. These amounts are expected to be recovered from anticipated revenues related to the STAR WARS brand in the years 2005 through 2018.

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

        In addition to the above, the Company has certain warrants outstanding at December 26, 2004 that contain a put option that would require the Company to repurchase the warrants for a price to be paid, at the Company's election, of either $100,000 in cash or $110,000 in shares of the Company's common stock, such stock being valued at the time of the exercise of the option. The Company's current intent is to settle this put option in cash if exercised. In accordance with SFAS 150, these warrants are recorded as an accrued liability at fair value at December 26, 2004. In addition, the Company expects to make contributions totaling approximately $13,000 to its pension plans in 2005. The Company also has letters of credit of approximately $13,300 at December 26, 2004.

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

        To manage this exposure, the Company has hedged a portion of its estimated foreign currency transactions using forward foreign exchange contracts, and purchased foreign currency options. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against foreign currencies could result in an approximate $9,800 decrease in the fair value of these instruments.

        The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts. Other than as set forth above, the Company does not hedge foreign currency exposures. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts.

        At December 26, 2004, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $622,198. At December 26, 2004, the Company had fixed-for-floating interest rate swaps with notional amounts of $150,000. The interest rate swaps are designed to adjust the amount of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt. At December 26, 2004, these contracts had a fair value of $4,624, with $3,981 included in other assets, and the other $643 included in prepaid expenses and other current assets, with corresponding fair value adjustments to increase long-term debt and current portions of long-term debt, respectively. Changes in interest rates affect the fair value of fixed rate debt not hedged by interest rate swap agreements while affecting the earnings and cash flows of the long-term debt hedged by the interest rate swaps. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $56,900 or $37,300, respectively. A hypothetical one percentage point change in interest rates would increase or decrease 2005 pretax earnings and cash flows by $1,180 and $751, respectively.

The Economy and Inflation

        The Company continued to experience difficult economic environments in some parts of the world during 2004. The principal market for the Company's products is the retail sector. Revenues from the Company's top 5 customers, all retailers, accounted for approximately 50% of its consolidated net revenues in 2004, and 52% of its consolidated net revenues in 2003 and 2002. In the past two years certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

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

        The effect of inflation on the Company's operations during 2004 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

Other Information

        Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 95 "Statement of Cash Flows". SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for the Company as of June 27, 2005, the first day of the 2005 fiscal third quarter. The Company is currently evaluating the effect that SFAS 123 (R) will have on its financial position and results of operations.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate international earnings under the provisions of the Act. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the issuance of additional clarifying language or statutory technical corrections on key elements of the legislation. The range of possible amounts the Company is considering for repatriation under this provision is between zero and $500,000. The related potential range of income tax under the law as currently written is between zero and $70,000.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hasbro, Inc.:

        We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the consolidated financial statements, during the fourth quarter of 2004, the Company adopted Emerging Issues Task Force Issue 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share". As discussed in note 7 to the consolidated financial statements, effective June 30, 2003, the first day of the Company's third quarter of fiscal 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity". As discussed in note 5 to the consolidated financial statements, effective December 31, 2001, the first day of the Company's 2002 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hasbro Inc.'s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hasbro, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Hasbro, Inc. maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Hasbro, Inc. maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2004, and our report dated March 2, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island
March 2, 2005

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 26, 2004 and December 28, 2003

(Thousands of Dollars Except Share Data)

	2004	2003
Assets
Current assets
Cash and cash equivalents	$725,002	520,747
Accounts receivable, less allowance for doubtful accounts of $37,000 in 2004 and $39,200 in 2003	578,705	607,556
Inventories	194,780	168,979
Prepaid expenses and other current assets	219,735	211,981

Total current assets	1,718,222	1,509,263
Property, plant and equipment, net	206,934	199,854

Other assets
Goodwill	469,726	463,680
Other intangibles, net	637,929	710,639
Other	207,849	279,940

Total other assets	1,315,504	1,454,259

Total assets	$3,240,660	3,163,376

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$17,959	23,354
Current portion of long-term debt	324,124	1,333
Accounts payable	167,585	158,969
Accrued liabilities	638,943	746,399

Total current liabilities	1,148,611	930,055
Long-term debt, excluding current portion	302,698	686,871
Deferred liabilities	149,627	141,210

Total liabilities	1,600,936	1,758,136

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2004 and 2003	104,847	104,847
Additional paid-in capital	380,745	397,878
Deferred compensation	(98)	(679)
Retained earnings	1,721,209	1,567,693
Accumulated other comprehensive earnings	82,388	30,484
Treasury stock, at cost, 32,379,369 shares in 2004 and 34,195,301 shares in 2003	(649,367)	(694,983)

Total shareholders' equity	1,639,724	1,405,240

Total liabilities and shareholders' equity	$3,240,660	3,163,376

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2004	2003	2002
Net revenues	$2,997,510	3,138,657	2,816,230
Cost of sales	1,251,657	1,287,962	1,099,162

Gross profit	1,745,853	1,850,695	1,717,068

Expenses
Amortization	70,562	76,053	94,576
Royalties	223,193	248,423	296,152
Research and product development	157,162	143,183	153,775
Advertising	387,523	363,876	296,549
Selling, distribution and administration	614,401	674,544	656,725

Total expenses	1,452,841	1,506,079	1,497,777

Operating profit	293,012	344,616	219,291

Nonoperating (income) expense
Interest expense	31,698	52,462	77,499
Other expense, net	1,226	48,090	37,704

Total nonoperating (income) expense	32,924	100,552	115,203

Earnings before income taxes and cumulative effect of accounting change	260,088	244,064	104,088
Income taxes	64,111	69,049	29,030

Net earnings before cumulative effect of accounting change	195,977	175,015	75,058
Cumulative effect of accounting change, net of tax	—	(17,351)	(245,732)

Net earnings (loss)	$195,977	157,664	(170,674)

Per common share
Net earnings before cumulative effect of accounting change
Basic	$1.11	1.01	.43

Diluted	$.96	.94	.43

Net earnings (loss)
Basic	$1.11	.91	(.99)

Diluted	$.96	.85	(.90)

Cash dividends declared	$.24	.12	.12

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal Years Ended in December

(Thousands of Dollars)

	2004	2003	2002
Cash flows from operating activities
Net earnings (loss)	$195,977	157,664	(170,674)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	17,351	245,732
Depreciation and amortization of plant and equipment	75,618	88,070	89,262
Other amortization	70,562	76,053	94,576
Loss on early extinguishment of debt	1,277	20,342	—
Loss on impairment of investment	8,988	—	42,902
Change in fair value of liabilities potentially settleable in common stock	(12,710)	13,630	—
Deferred income taxes	34,624	22,774	5,441
Compensation earned under restricted stock programs	138	172	1,770
Change in operating assets and liabilities (other than cash and cash equivalents):
Decrease (increase) in accounts receivable	75,590	(13,202)	33,653
(Increase) decrease in inventories	(15,838)	34,846	38,783
Decrease in prepaid expenses and other current assets	29,423	7,845	184,988
(Decrease) increase in accounts payable and accrued liabilities	(89,735)	16,707	22,863
Other, including long-term advances	(15,408)	11,903	(116,157)

Net cash provided by operating activities	358,506	454,155	473,139

Cash flows from investing activities
Additions to property, plant and equipment	(79,239)	(63,070)	(58,661)
Investments and acquisitions, net of cash acquired	(9,824)	—	(7,419)
Other	4,096	(1,809)	3,766

Net cash utilized by investing activities	(84,967)	(64,879)	(62,314)

Cash flows from financing activities
Repurchases and repayments of borrowings with original maturities of more than three months	(57,974)	(389,279)	(126,970)
Net (repayments) proceeds of other short-term borrowings	(6,598)	309	(14,695)
Purchase of common stock and other equity securities	—	(3,378)	—
Stock option transactions	25,836	39,892	3,100
Dividends paid	(37,088)	(20,851)	(20,772)

Net cash utilized by financing activities	(75,824)	(373,307)	(159,337)

Effect of exchange rate changes on cash	6,540	9,406	10,789

Increase in cash and cash equivalents	204,255	25,375	262,277
Cash and cash equivalents at beginning of year	520,747	495,372	233,095

Cash and cash equivalents at end of year	$725,002	520,747	495,372

Supplemental information
Interest paid	$35,781	64,189	77,840

Income taxes paid (received)	$40,647	28,354	(41,378)

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total Shareholders' Equity
Balance, December 30, 2001	$104,847	457,544	(2,996)	1,622,402	(68,398)	(760,535)	1,352,864
Net loss	—	—	—	(170,674)	—	—	(170,674)
Other comprehensive earnings	—	—	—	—	21,584	—	21,584

Comprehensive earnings							(149,090)
Stock option and warrant transactions	—	333	—	—	—	6,267	6,600
Restricted stock activity	—	253	2,383	—	—	(866)	1,770
Dividends declared	—	—	—	(20,778)	—	—	(20,778)

Balance, December 29, 2002	104,847	458,130	(613)	1,430,950	(46,814)	(755,134)	1,191,366
Net earnings	—	—	—	157,664	—	—	157,664
Other comprehensive earnings	—	—	—	—	77,298	—	77,298

Comprehensive earnings							234,962
Reclass of liabilities potentially settleable in common stock	—	(107,669)	—	—	—	—	(107,669)
Stock option and warrant transactions	—	48,106	—	—	—	60,640	108,746
Restricted stock activity	—	(689)	(66)	—	—	(489)	(1,244)
Dividends declared	—	—	—	(20,921)	—	—	(20,921)

Balance, December 28, 2003	104,847	397,878	(679)	1,567,693	30,484	(694,983)	1,405,240
Net earnings	—	—	—	195,977	—	—	195,977
Other comprehensive earnings	—	—	—	—	51,904	—	51,904

Comprehensive earnings							247,881
Stock option and warrant transactions	—	(16,748)	—	—	—	45,720	28,972
Restricted stock activity	—	(385)	581	—	—	(104)	92
Dividends declared	—	—	—	(42,461)	—	—	(42,461)

Balance, December 26, 2004	$104,847	380,745	(98)	1,721,209	82,388	(649,367)	1,639,724

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(1) Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company"). Investments representing 20% to 50% ownership interest in other companies are accounted for using the equity method. The Company had no equity method investments at December 26, 2004 that were material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

  Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

  Fiscal Year

        Hasbro's fiscal year ends on the last Sunday in December. Each of the fiscal years in the three-year period ended December 26, 2004 was a fifty-two week period.

  Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

  Marketable Securities

        Marketable securities are comprised of investments in publicly-traded securities, classified as available-for-sale, and are recorded at market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive earnings within shareholders' equity until realized. Unrealized losses are evaluated to determine the nature of the losses. If the losses are determined to be other than temporary, the basis of the security is adjusted and the loss is recognized in earnings at that time. These securities are included in other assets in the accompanying consolidated balance sheets.

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

  Long-Lived Assets

        The Company's long-lived assets consist of property, plant and equipment, goodwill and intangible assets with indefinite lives as well as other intangible assets the Company considers to have a defined life.

        Goodwill results from purchase method acquisitions the Company has made over time. Substantially all of the other intangibles consist of the cost of acquired product rights. In establishing the value of such rights, the Company considers, but does not individually value, existing trademarks, copyrights, patents, license agreements and other product-related rights. These rights were valued at their acquisition date based on the anticipated future cash flows from the underlying product line. The Company has certain intangible assets related to the Tonka and Milton Bradley acquisitions that have an indefinite life, and amortization of these assets has been suspended until a remaining useful life can be determined.

        Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment at least annually. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested annually for impairment by comparing their carrying value to their estimated fair value, also calculated using the income approach.

        The remaining intangibles having defined lives are being amortized over three to twenty-five years using the straight-line method. Approximately 18% of other intangibles relate to rights acquired in connection with major motion picture entertainment properties and are being amortized over the contract life, in proportion to projected sales of the licensed products during the same period.

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

        The Company reviews property, plant and equipment and other intangibles with defined lives for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. Assets to be disposed of are carried at the lower of the net book value or their fair value less disposal costs.

  Financial Instruments

        Hasbro's financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short- and long-term borrowings, accounts payable and accrued liabilities. At December 26, 2004, the carrying cost of these instruments approximated their fair value. Its financial instruments also include foreign currency forwards and options (see note 14) as well as interest rate swap agreements (see note 8). At December 26, 2004, the carrying value of these instruments approximated their fair value based on quoted or publicly available market information.

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

        The Company enters into arrangements licensing its brand names on specifically approved products. The licensees pay the Company royalties as products are sold, in some cases subject to annual minimum guaranteed amounts. Royalty revenues are recognized as they are reported as earned and payment becomes assured, over the life of the agreement. Revenue from product sales less related provisions for discounts, rebates and returns, as well as royalty revenues comprise net revenues in the consolidated statements of operations.

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

  Shipping and Handling

        Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2004, 2003, and 2002, these costs were $144,620, $149,702 and $134,096, respectively, and are included in selling, distribution and administration expenses.

  Income Taxes

        Hasbro uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes have not been provided on undistributed earnings of international subsidiaries as substantially all of such earnings are indefinitely reinvested by the Company. See Note 9, which includes discussion of the American Jobs Creation Act of 2004.

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

  Pension Plans, Postretirement and Postemployment Benefits

        Hasbro, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits. The Company's policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2005, the Company expects to contribute approximately $13,000 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense.

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

        The Company records all derivatives, such as foreign currency exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive earnings ("AOCE") until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company's foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the statements of operations. The Company uses derivatives to hedge intercompany loans and management fees denominated in foreign currencies. Due to the short-term nature of the contracts involved, the Company does not use hedge accounting for these contracts.

        The Company also uses interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and are designated and effective as fair value hedges of the change in fair value of those debt obligations. These agreements are recorded at their fair value as an asset or liability. Gains and losses on these contracts are included currently in the consolidated statements of operations and are wholly offset by changes in the fair value of the related long-term debt. These hedges are considered to be perfectly effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 (collectively "SFAS 133") and, therefore, no net change in fair value is recognized in earnings. The interest rate swap contracts are with a number of major financial institutions in order to minimize counterparty credit risk. The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of the contracts.

  Accounting for Stock-Based Compensation

        At December 26, 2004, the Company has various stock-based employee compensation plans and a plan for non-employee members of the Company's Board of Directors, which are described more fully in note 11. As permitted by Statement of Financial Accounting Standards No. 123, as amended by No. 148, "Accounting for Stock-Based Compensation", (collectively "SFAS 123") Hasbro accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As required by the Company's existing stock plans, stock options are granted at or above the fair market value of the Company's stock and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of SFAS 123 for stock options awarded, the impact on the Company's net earnings (loss) and earnings (loss) per share would have been:

	2004	2003	2002
Reported net earnings (loss)	$195,977	157,664	(170,674)
Add:
Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	103	126	1,221
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,844)	(12,948)	(19,641)

Pro forma net earnings (loss)	$182,236	144,842	(189,094)

Reported net earnings (loss) per share
Basic	$1.11	0.91	(0.99)

Diluted	$0.96	0.85	(0.90)

Pro forma net earnings (loss) per share
Basic	$1.03	0.83	(1.09)

Diluted	$0.89	0.78	(1.09)

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and SFAS 95 "Statement of Cash Flows". SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for the Company as of June 27, 2005, the first day of the 2005 fiscal third quarter. The Company is currently evaluating the effect that SFAS 123(R) will have on its financial position and results of operations.

  Earnings Per Common Share

        Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted for certain amounts related to dilutive securities. Dilutive securities include shares issuable under convertible debt, as well as shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities may also include shares potentially issuable to settle liabilities. Options and warrants totaling 10,207, 3,451 and 39,473 for 2004, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

        A reconciliation of earnings before cumulative effect of accounting change and average number of shares for the three fiscal years ended December 26, 2004 is as follows:

	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings before cumulative effect of accounting change	$195,977	195,977	175,015	175,015	75,058	75,058
Change in fair value of liabilities potentially settleable in common stock	—	(12,710)	—	—	—	—
Interest expense on contingent convertible debentures due 2021	—	4,263	—	4,263	—	4,263

	$195,977	187,530	175,015	179,278	75,058	79,321

Average shares outstanding	176,540	176,540	173,748	173,748	172,720	172,720
Effect of dilutive securities:
Liabilities potentially settleable in common stock	—	5,629	—	—	—	—
Contingent convertible debentures due 2021	—	11,574	—	11,574	—	11,574
Options and warrants	—	2,305	—	4,736	—	768

Equivalent shares	176,540	196,048	173,748	190,058	172,720	185,062

Net earnings per share before cumulative effect of accounting change	$1.11	.96	1.01	.94	.43	.43

        In December 2004, the Company adopted Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", which states that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. Issue 04-8 requires application on a retroactive basis and restatement of prior period earnings per share, and is effective for periods ending after December 15, 2004. Accordingly, diluted earnings per share for 2003 and 2002 were restated to reflect the dilutive effect of the conversion of the Company's Senior Convertible Debentures due 2021. The earnings per share calculations for the three years ended December 26, 2004 include adjustments to add back to earnings the interest expense, net of tax, incurred on the convertible debentures, as well as add back to outstanding shares the amount of shares potentially issuable as if the contingent conversion features were met.

        As a result of the adoption in 2003 of Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" (note 7), certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. As of December 26, 2004, the warrants had a more dilutive impact on earnings per share, assuming they were treated as an equity contract. Accordingly, the numerator includes an adjustment to earnings for the income included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of December 26, 2004. As of December 28, 2003, the warrants had a more dilutive impact on earnings per share, assuming they were treated as a liability contract. Accordingly, the charge to earnings for the change in fair value of the contract in 2003 is not eliminated and no shares related to this warrant are included in dilutive securities. Prior to the adoption of SFAS 150, the dilutive effect of these warrants was included in the diluted earnings per share calculation using the treasury stock method.

(2) Other Comprehensive Earnings

        The Company's other comprehensive earnings for the years 2004, 2003 and 2002 consist of the following:

	2004	2003	2002
Foreign currency translation adjustments	$50,391	76,126	43,105
Changes in value of available-for-sale securities, net of tax	(9,862)	3,963	(19,377)
Losses on cash flow hedging activities, net of tax	(3,954)	(13,777)	(8,703)
Minimum pension liability adjustment, net of tax	(1,661)	2,187	(25,568)
Reclassifications to earnings, net of tax	16,990	8,799	32,127

	$51,904	77,298	21,584

        Reclassification adjustments from other comprehensive earnings to earnings in 2004, 2003 and 2002 were net of related income taxes of $1,724, $378 and $12,131, respectively. Reclassification adjustments for 2004 and 2002 include impairment charges relating to other than temporary decreases in the value of the Company's available-for-sale securities. In accordance with Hasbro's marketable securities accounting policy, in 2004 and 2002, as the result of the decline in the fair value of the Company's investment in Infogrames Entertainment SA common stock, the Company adjusted the basis of this investment and recorded a pretax charge to earnings in the amount of $8,988 and $42,902, respectively. The remainder of the reclassification adjustments in 2004 and 2002, as well as 2003 include net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales.

        The related tax benefit (expense) of other comprehensive earnings items was $(283), $(2,199), and $10,490 for the years 2004, 2003 and 2002, respectively.

        Components of accumulated other comprehensive earnings at December 26, 2004 and December 28, 2003 are as follows:

	2004	2003
Foreign currency translation adjustments	$111,085	60,694
Changes in value of available-for-sale securities, net of tax	962	2,945
Losses on cash flow hedging activities, net of tax	(4,617)	(9,774)
Minimum pension liability adjustment, net of tax	(25,042)	(23,381)

	$82,388	30,484

(3) Inventories

	2004	2003
Finished products	$178,803	155,180
Work in process	4,699	5,144
Raw materials	11,278	8,655

	$194,780	168,979

(4) Property, Plant and Equipment

	2004	2003
Land and improvements	$18,727	17,799
Buildings and improvements	211,414	205,882
Machinery and equipment	310,130	304,334

	540,271	528,015
Less accumulated depreciation	369,885	357,958

	170,386	170,057
Tools, dies and molds, net of amortization	36,548	29,797

	$206,934	199,854

        Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations.

(5) Goodwill and Intangibles

        Goodwill and certain intangible assets relating to rights obtained in the Company's acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and total approximately $75,700. The Company's other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangibles, net in the accompanying consolidated balance sheet.

        Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 required the Company, within six months of the date of adoption, to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. This initial assessment was completed during the second quarter of 2002. As part of this assessment, the Company allocated goodwill and other Corporate assets and liabilities to its various reporting units. It then compared the carrying values of its reporting units to the fair values of those reporting units. The fair values of the reporting units were calculated using an income approach, which looks to the present value of expected future cash flows. These values were compared in total with the fair value of the business based on market capitalization at the date of testing. Based on the result of this assessment, the Company recorded a one-time transitional charge of $245,732, net of tax, resulting from the impairment of goodwill relating to the U.S. Toys reporting unit, primarily as the result of the change in goodwill impairment criteria from an undiscounted to a discounted cash flow method. This transitional charge was recorded as a cumulative effect of an accounting change.

        The Company performs an annual impairment test for goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company's fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 26, 2004, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2004, 2003 and 2002, which indicated that there was no impairment.

        A portion of the Company's goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of SFAS 142 testing, these assets are allocated to the reporting units within the Company's operating segments. Including this allocation, the changes in carrying amount of goodwill, by operating segment for the years ended December 26, 2004 and December 28, 2003 are as follows:

2004	U.S. Toys	Games	Int'l	Total
Balance at Dec. 28, 2003	$13,234	261,692	188,754	463,680
Goodwill acquired(a)	—	—	9,390	9,390
Foreign exchange translation	—	—	2,028	2,028
Other(b)	(3,341)	(2,031)	—	(5,372)

Balance at Dec. 26, 2004	$9,893	259,661	200,172	469,726

2003
Balance at Dec. 29, 2002	$13,234	261,767	185,992	460,993
Foreign exchange translation	—	—	2,762	2,762
Other	—	(75)	—	(75)

Balance at Dec. 28, 2003	$13,234	261,692	188,754	463,680

(a)
In the first quarter of 2004, goodwill increased $9,390 related to the Company's acquisition of the remaining unowned interest in its Latin America operations.

(b)
The decrease in Toys and Games goodwill relates to the adjustment of certain tax accruals related to a prior business combination.

        A summary of the Company's other intangibles, net at December 26, 2004 and December 28, 2003 are as follows:

	2004	2003
Acquired product rights	$828,186	844,141
Licensed rights of entertainment properties	219,071	221,040
Accumulated amortization	(489,238)	(435,014)

Amortizable intangible assets	558,019	630,167
Product rights with indefinite lives	75,738	75,738
Unrecognized pension prior service cost	4,172	4,734

	$637,929	710,639

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

2005	$89,000
2006	64,000
2007	62,000
2008	61,000
2009	57,000

(6) Financing Arrangements

  Short-Term Borrowings

        At December 26, 2004, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $350,000 and $185,900, respectively. A significant portion of the short-term borrowings outstanding at the end of 2004 and 2003 represent borrowings made under, or supported by, these lines of credit. The weighted average interest rates of the outstanding borrowings were 3.9% for both years. The Company had no borrowings outstanding under its committed line of credit at December 26, 2004. During 2004, Hasbro's working capital needs were fulfilled by cash generated from operations, borrowing under lines of credit, and the Company's accounts receivable securitization program. Borrowings under the lines of credit were on terms and at interest rates generally extended to companies of comparable creditworthiness.

        The Company's committed revolving credit facility of $350,000 matures in March 2007. The credit facility reduces by $50,000 effective March 31, 2005, and by a further $50,000 effective November 30, 2005. The Company is not required to maintain compensating balances under the agreement. The Company pays a fee (currently .25%) based on the unused portion of the facility and interest equal to Libor or Prime plus a spread (currently 1.25% or 0.00%, respectively) on borrowings under the facility. The amount of the spread to Libor or Prime varies based on the

Company's long-term debt ratings. If the Company fails to maintain certain financial ratios or if the credit rating of the Company drops below BB or Ba3, borrowings under the agreement would be secured by substantially all domestic inventory as well as certain intangible assets.

        The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions on capital expenditures, investments, acquisitions, share repurchases, incurrence of indebtedness, and dividend payments. The Company was in compliance with all covenants as of and for the year ended December 26, 2004.

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

        The receivables facility contains certain restrictions on the Company and HRF that are customary for facilities of this type. The commitments under the facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, breach of representations or warranties, bankruptcy, and failure of the receivables to satisfy certain performance criteria.

        As of December 26, 2004 the utilization of the receivables facility was $206,055, which was the maximum available to the Company to sell under this program. As of December 28, 2003 the utilization of the facility was $193,713, and an additional $8,853 was available but unutilized. The transaction has been accounted for as a sale under SFAS 140. During 2004 and 2003, the loss on the sale of the receivables totaled $2,995 and $967, respectively, which is recorded in selling, distribution and administration expenses in the accompanying consolidated statements of operations. The discount on interests sold is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus other fees. The discount rate as of December 26, 2004 was 2.83%.

        Upon sale to the conduits, HRF continues to hold a subordinated retained interest in the receivables. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management's best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

(7) Accrued Liabilities

	2004	2003
Liabilities potentially settleable in common stock	$125,940	138,650
Royalties	103,206	110,210
Advertising	67,181	74,849
Payroll and management incentives	61,009	98,103
Accrued income taxes	43,648	66,080
Other	237,959	258,507

	$638,943	746,399

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

        On June 30, 2003, the first day of the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", ("SFAS 150"), which establishes standards for issuers' classification as liabilities in the consolidated balance sheet of certain financial instruments that have characteristics of both liabilities and equity.

        In accordance with SFAS 150, due to the put feature of the warrants, in 2003 the Company reclassified the historic value of the above warrants of $107,669 from equity to current liabilities, and recorded a charge for the cumulative effect of an accounting change of $17,351, or $0.09 per diluted share, to adjust the warrants to their fair value as of that date. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period. In accordance with SFAS 150, during 2004, the Company recorded income of $12,710 to adjust the warrants to their fair value. During the last half of 2003, the Company recorded a charge to earnings of $13,630 to adjust the warrants to their fair value. This income adjustment in 2004 and charge to income in 2003 are included in other expense, net in the consolidated statement of operations. There is no tax benefit or expense associated with the cumulative effect charge and subsequent fair value adjustments.

        Under this warrant amendment, the term of each of the warrants issued to Lucas was extended by ten years. The increase in value of the warrants as a result of the amendment was approximately $67,900, which was recorded in the first quarter of 2003 as an intangible asset, and is being amortized over the remaining life of the licensing contract.

        Should either the put or call option be required to be settled, the Company believes that it will have adequate funds available to settle them in cash if necessary. Had this option been exercised at December 26, 2004 and the Company had elected to settle this option in the Company's stock, the Company would have been required to issue 5,871 shares. If the share price of the Company's common stock were higher as of December 26, 2004 the number of shares issuable would have decreased. If the share price were lower as of December 26, 2004, the number of shares issuable would have increased.

(8) Long-Term Debt

        Components of long-term debt are as follows:

	2004	2003
5.60% Notes Due 2005	$71,970	97,615
8.50% Notes Due 2006	32,743	32,743
6.15% Notes Due 2008	135,092	146,000
2.75% Debentures Due 2021	250,000	250,000
6.60% Notes Due 2028	109,895	129,000
Other long-term debt	22,498	21,995

Total principal amount of long-term debt	622,198	677,353
Fair value adjustment for interest rate swaps	4,624	10,851

Total long-term debt	626,822	688,204
Less current portion	324,124	1,333

Long-term debt excluding current portion	$302,698	686,871

        Included in current portion is $250,000 of Senior Convertible Debentures due 2021. Although the contractual maturity date of these notes is 2021, the holders of these debentures may, at their option, put the notes back to the Company in December 2005. Because of this put feature, these notes have been classified as current as of December 26, 2004. Any notes that are not put back to the Company will be subsequently reclassified to long-term debt. The provisions of this convertible debenture are further discussed below.

        The schedule of contractual maturities of long-term debt for the next five years and thereafter is as follows:

2005	$73,481
2006	34,362
2007	1,686
2008	136,851
2009	1,833
Thereafter	373,985

$622,198

        During 2004, the Company repurchased an aggregate of $55,658 in principal amount of long-term debt, comprised of $19,105 in principal amount of 6.60% Debentures due 2028, $10,908 in principal amount of 6.15% Notes due 2008, and $25,645 in principal amount of 5.60% Notes due 2005. The Company recorded a loss on repurchase of $1,277, which is included in other expense, net in the accompanying consolidated statements of operations.

        During 2003, the Company repurchased or repaid $200,288 in principal amount of 7.95% Notes due March 2003.

        In November 2003, the Company initiated a tender offer, whereby $167,257 of aggregate principal amount of 8.50% Notes due 2006 previously issued by the Company were repurchased. In connection with this tender offer, the Company recorded a loss on the extinguishment of debt in the amount of $20,342, which is included in other expense, net in the accompanying consolidated statements of operations.

        The Company is a party to interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and accounted for as fair value hedges of those debt obligations. At December 26, 2004, these interest rate swaps had a total notional amount of $150,000 with maturities between 2005 and 2008. In each of the contracts, the Company receives payments based upon a fixed interest rate that matches the interest rate of the debt being hedged and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At December 26, 2004, these contracts had a fair value of $4,624, with $3,981 included in other assets, and the other $643 included in prepaid expenses and other current assets, with corresponding fair value adjustments to increase long-term debt and current portion of long-term debt, respectively.

        The Company currently has $250,000 outstanding in principal amount of contingent convertible debentures due 2021. These debentures bear interest at 2.75%, which could be subject to an upward adjustment commencing in December 2005 depending on the price of the Company's stock. If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company's common stock at the initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met during 2004. The holders of these debentures may put the notes back to Hasbro in December 2005, December 2011 and December 2016. At these times, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the discretion of the Company. The Company's current intent is to settle in cash any puts exercised.

(9) Income Taxes

        Income taxes attributable to earnings before income taxes and cumulative effect of accounting change are:

	2004	2003	2002
Current
United States	$3,786	21,198	(2,774)
State and local	(497)	3,229	(1,390)
International	26,198	21,848	27,753

	29,487	46,275	23,589

Deferred
United States	28,019	27,909	5,693
State and local	2,402	2,392	488
International	4,203	(7,527)	(740)

	34,624	22,774	5,441

	$64,111	69,049	29,030

        Cumulative effects of accounting changes are shown net of tax on the statements of operations. The tax benefits related to these amounts for 2003 and 2002 were nil and $50,491, respectively.

        Certain tax benefits (expenses) are not reflected in income taxes in the statements of operations. Such benefits of $6,675 in 2004, $6,108 in 2003 and $17,194 in 2002, relate primarily to stock options in 2004 and 2003 and the Company's required additional minimum pension liability in 2002. In 2004, 2003 and 2002, the deferred tax portion of the total benefit (expense) was $(283), $(2,199) and $11,478, respectively.

        A reconciliation of the statutory United States federal income tax rate to Hasbro's effective income tax rate is as follows:

	2004	2003	2002
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.5	1.5	(0.6)
Tax on international earnings	(12.9)	(13.8)	(7.9)
Fair value adjustment of liabilities potentially settleable in common stock	(1.7)	1.9	—
Change in valuation allowance	2.7	2.4	—
Other, net	1.0	1.3	1.4

	24.6%	28.3%	27.9%

        The components of earnings before income taxes and cumulative effect of accounting change, determined by tax jurisdiction, are as follows:

	2004	2003	2002
United States	$71,759	101,135	10,415
International	188,329	142,929	93,673

	$260,088	244,064	104,088

        The components of deferred income tax expense arise from various temporary differences and relate to items included in the statements of operations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 26, 2004 and December 28, 2003 are:

	2004	2003
Deferred tax assets:
Accounts receivable	$15,997	20,248
Inventories	15,844	13,877
Losses and tax credit carryforwards	46,018	30,626
Operating expenses	56,246	69,925
Pension	29,496	27,775
Postretirement benefits	12,414	12,252
Other	42,127	55,460

Gross deferred tax assets	218,142	230,163
Valuation allowance	(24,713)	(17,551)

Net deferred tax assets	193,429	212,612

Deferred tax liabilities:
Depreciation & amortization of long-lived assets	41,963	34,982
Convertible debentures	17,935	11,635
Other	1,618	421

Deferred tax liabilities	61,516	47,038

Net deferred income taxes	$131,913	165,574

        The increase in the deferred tax asset related to the losses and tax credit carryforwards is primarily due to lower operating profits in the U.S. Toys segment and the closing of the Valencia, Spain facility.

        Hasbro has a valuation allowance for deferred tax assets at December 26, 2004 of $24,713, which is an increase of $7,162 from $17,551 at December 28, 2003. The valuation allowance pertains to United States and International operating loss carryforwards, some of which have no expiration and others that would expire beginning in 2006. The increase in the valuation allowance is primarily attributable to the additional write down of the investment in Infogrames Entertainment

SA. If the operating loss carryforwards are fully realized, $315 will reduce goodwill and the balance will reduce future income tax expense.

        Based on Hasbro's history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, it believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance. Certain 2003 amounts have been reclassified to conform to the current year presentation.

        Deferred income taxes of $93,134 and $119,664 at the end of 2004 and 2003, respectively, are included as a component of prepaid expenses and other current assets, and $41,539 and $48,990, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $421 and $460, respectively, are included as a component of accrued liabilities, and $2,339 and $2,620, respectively, are included as a component of deferred liabilities.

        The cumulative amount of undistributed earnings of Hasbro's international subsidiaries held for reinvestment is approximately $892,000 at December 26, 2004. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $204,000.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate international earnings under the provisions of the Act. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the issuance of additional clarifying language or statutory technical corrections on key elements of the legislation. The range of possible amounts the Company is considering for repatriation under this provision is between zero and $500,000. The related potential range of income tax under the law as currently written is between zero and $70,000.

(10) Capital Stock

  Preference Share Purchase Rights

        Hasbro maintains a Preference Share Purchase Rights Plan (the Rights Plan). Under the terms of the Rights Plan, each share of common stock is accompanied by a Preference Share Purchase Right (Right). Each Right is only exercisable under certain circumstances and, until exercisable, the Rights are not transferable apart from Hasbro's common stock. When exercisable, each Right will entitle its holder to purchase until June 30, 2009, in certain merger or other business combination or recapitalization transactions, at the Right's then current exercise price, a number of the acquiring company's or Hasbro's, as the case may be, common shares having a market value at that time of twice the Right's exercise price. Under certain circumstances, the Company may substitute cash, other assets, equity securities or debt securities for the common stock. At the option of the Board of Directors of Hasbro ("the Board"), the rightholder may, under certain circumstances, receive shares of Hasbro's stock in exchange for Rights.

        Prior to the acquisition by a person or group of beneficial ownership of a certain percentage of Hasbro's common stock, the Rights are redeemable for $.01 per Right. The Rights Plan contains certain exceptions with respect to the Hassenfeld family and related entities.

  Common Stock

        On December 6, 1999, the Board authorized a common share repurchase program up to $500,000. No repurchases were made under this program in 2004 or 2003. At December 26, 2004, $204,500 remained under this authorization. In 2003, the Company repurchased common stock pursuant to the exercise of outstanding warrants under the terms of that warrant agreement.

(11) Stock Options, Restricted Stock and Warrants

        Hasbro has various stock incentive plans for employees as well as a plan for non-employee members of the Board (collectively, the "plans") and has reserved 24,143 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under the plans. These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards in addition to options.

        The Company issued restricted stock and granted deferred restricted stock units to certain key employees of 35 and 20 during 2003 and 2002, respectively. The Company did not issue or grant any restricted stock or deferred restricted stock units during 2004. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. Upon granting of these awards, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the periods during which the restrictions lapse, generally 3 years. Amortization of deferred, unearned compensation relating to the restricted stock and deferred restricted stock units of $138, $172 and $1,770 was recorded in fiscal 2004, 2003 and 2002, respectively.

        The weighted average fair value of options granted in 2004, 2003 and 2002 were $6.32, $4.93 and $7.34, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.85%, 3.02% and 4.58%; expected dividend yields of 1.29%, 1.04% and 0.72% and expected volatility of approximately 40%, 43% and 43%. The weighted average assumptions used for expected option lives were approximately 5 years in 2004, and approximately 6 years in 2003 and 2002. Pro forma information regarding net earnings (loss) as required by SFAS No. 123, "Accounting for Stock-Based Compensation" has been determined as if the Company had accounted for its employee stock options under the fair value method (note 1).

        Additionally, the Company has reserved 17,450 shares of its common stock for issuance upon exercise of outstanding warrants.

        Information with respect to options and warrants for the three years ended December 26, 2004 is as follows:

	2004	2003	2002
Number of shares:
Outstanding at beginning of year	36,711	39,619	38,483
Granted	4,956	3,387	4,756
Exercised	(1,865)	(3,765)	(465)
Expired or canceled	(1,311)	(2,530)	(3,155)

Outstanding at end of year	38,491	36,711	39,619

Exercisable at end of year	30,020	29,291	28,617

Weighted average exercise price:
Granted	$19.35	12.02	16.89
Exercised	$14.28	14.56	11.58
Expired or canceled	$20.59	19.06	20.44
Outstanding at end of year	$19.18	18.95	19.14
Exercisable at end of year	$19.74	20.09	20.35

        Information with respect to the 38,491 options and warrants outstanding and the 30,020 exercisable at December 26, 2004, is as follows:

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding
$10.96-$13.91	4,197	7.3 years	$11.45
$14.25-$17.00	6,671	5.0 years	$15.80
$17.18-$23.04	18,554	10.8 years	$18.85
$23.33-$36.27	9,069	11.5 years	$25.91

Exercisable
$10.96-$13.91	2,501		$11.63
$14.25-$17.00	5,580		$15.71
$17.18-$23.04	12,870		$18.73
$23.33-$36.27	9,069		$25.91

(12) Pension, Postretirement and Postemployment Benefits

  Pension and Postretirement Benefits

        Hasbro's pension and 401(k) matching contribution costs for 2004, 2003 and 2002 were approximately $26,300, $25,300 and $19,100, respectively.

  United States Plans

        Substantially all United States employees are covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees, are based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. At December 26, 2004, the two funded plans have plan assets of $188,054 and accumulated benefit obligations of $226,889. The unfunded plans have accumulated benefit obligations of $29,659.

        Hasbro also provides certain postretirement health care and life insurance benefits to eligible employees who retire and have either attained age 65 with 5 years of service or age 55 with 10 years of service. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of employees who retire after 1992 is shared, with the employee contributing an increasing percentage of the cost. This resulted in the plan being an employee-paid plan after the year 2002. The plan is not funded.

	Pension		Postretirement
	2004	2003	2004	2003
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$251,185	221,009	39,506	38,664
Service cost	8,632	8,263	605	528
Interest cost	14,630	14,026	2,285	2,286
Actuarial loss (gain)	15,257	21,005	(3,475)	480
Benefits paid	(11,354)	(12,393)	(2,839)	(2,452)
Expenses paid	(530)	(725)	—	—

Projected benefit obligation at end of year	$277,820	251,185	36,082	39,506

Accumulated benefit obligation at end of year	$256,548	234,847	36,082	39,506

Change in plan assets
Fair value of plan assets at beginning of year	$165,460	146,628	—	—
Actual return on plan assets	20,824	30,224	—	—
Employer contribution	13,654	1,555	2,839	2,452
Benefits paid	(11,354)	(12,393)	(2,839)	(2,452)
Expenses paid	(530)	(554)	—	—

Fair value of plan assets at end of year	$188,054	165,460	—	—

Funded status	$(89,766)	(85,724)	(36,082)	(39,506)
Unrecognized net loss	60,115	53,629	9,564	13,567
Unrecognized prior service cost	4,131	4,740	—	—

Net amount recognized	$(25,520)	(27,355)	(26,518)	(25,939)

Accrued benefit liability	$(68,716)	(69,800)	(26,518)	(25,939)
Intangible asset	4,126	4,734	—	—
Accumulated other comprehensive earnings	39,070	37,711	—	—

Net amount recognized	$(25,520)	(27,355)	(26,518)	(25,939)

        The provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, required the Company to record an additional minimum pension liability for certain of the Company's plans of $43,196 and $42,445 at December 26, 2004 and December 28, 2003, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional minimum pension liability is offset by an intangible asset to the extent of previously unrecognized prior service cost. An intangible asset in the amount of $4,126 and $4,734 is included in other intangibles on the balance sheet as of December 26, 2004 and December 28, 2003, respectively. The remaining amounts of $39,070 and $37,711 are recorded as components of AOCE, along with related deferred taxes of $14,847 and $14,330, at December 26, 2004 and December 28, 2003, respectively.

        The assets of the funded plans are managed by investment advisors and consist of the following:

Asset Category	2004	2003
Large Cap Equity	31%	36%
Small Cap Equity	12	15
International Equity	15	16
Domestic Core Fixed Income	13	20
Domestic High Yield Fixed Income	12	12
Total Return Fund	16	—
Cash	1	1

	100%	100%

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

        The Plans' shared primary investment goal is maximum total return, consistent with prudent investment management. The Plans' asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans' liabilities. The shared long-term total return goal, presently 8.75%, includes income plus realized and unrealized gains and/or losses on the Plans' assets. Utilizing generally accepted diversification techniques, the Plans' assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans' long-term liabilities to employees. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

        The Plans' investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations of risk as related to investments in a single security, portfolio turnover and credit quality.

        The Plans' Investment Policy generally prohibits the use of derivatives associated with leverage and speculation, or investments in securities issued by Hasbro, Inc., except through index-related strategies (e.g. an S&P 500 Index Fund) and/or commingled funds. In addition, unless specifically approved by the Investment Committee (which is comprised of members of management, established by the Board to manage and control pension plan assets), certain securities, strategies, and investments are ineligible for inclusion within the Plans.

        The Company measures its liabilities and related assets at September 30 ("the measurement date") to coincide with the upcoming year planning cycle. The discount rates used in the pension calculation were also used for the postretirement calculation.

	2004	2003	2002
Components of net periodic cost
Pension
Service cost	$8,632	8,263	7,563
Interest cost	14,630	14,026	14,320
Expected return on assets	(14,489)	(12,350)	(15,611)
Net amortization and deferrals	2,750	3,060	663

Net periodic benefit cost	$11,523	12,999	6,935

Postretirement
Service cost	$605	528	418
Interest cost	2,285	2,286	2,377
Net amortization and deferrals	529	647	661

Net periodic benefit cost	$3,419	3,461	3,456

        Assumptions used to determine the year-end benefit obligation are as follows:

	2004	2003
Weighted average discount rate	5.75%	6.00%
Rate of future compensation increases	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%

        Assumptions used to determine net periodic benefit cost of the pension plans for each fiscal year follow:

	2004	2003	2002
Weighted average discount rate	6.00%	6.50%	7.25%
Rate of future compensation increases	4.00%	4.00%	4.50%
Long-term rate of return on plan assets	8.75%	8.75%	9.00%

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

        Expected benefit payments under the defined benefit pension plans and expected gross benefit payments and subsidy receipts under the postretirement benefit for the next five years subsequent to 2004 and in the aggregate for the following five years are as follows:

		Postretirement
	Pension	Gross Benefit Payments	Subsidy Receipts
2005	$14,796	$2,495	$—
2006	14,425	2,609	—
2007	15,336	2,680	282
2008	16,410	2,759	293
2009	17,450	2,800	298
2010-2014	98,691	14,165	1,433

        Assumptions used to determine the net periodic benefit cost of the postretirement plans for the year to date period are as follows:

	2004	2003	2002
Health care cost trend rate assumed for next year	10.00%	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2009	2009

        If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 26, 2004 and the aggregate of the benefits earned during the period and the interest cost would have each increased by approximately 9% and 6%, respectively.

        On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which expanded Medicare to include coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and this legislation will eventually reduce the Company's costs for some of these programs. In May 2004, the FASB issued FASB Staff Position FAS 106-2 (FSP 106-2), which became applicable to the Company beginning in the third quarter of 2004. The Company determined that the enactment of the Act was not a significant event under FSP 106-2. The effects of the Act were not material and are incorporated into the September 30, 2004 measurement of plan obligations listed above.

        Hasbro has a retirement savings plan to which eligible employees may make contributions of up to 50% of their salary, as allowed under Section 401(k) of the Internal Revenue Code. The Company contributed approximately $9,600, $8,400, and $9,000 to the plan in 2004, 2003 and 2002, respectively.

  International Plans

        Pension coverage for employees of Hasbro's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At

December 26, 2004, the defined benefit plans had a total projected benefit obligation of $52,416, accumulated benefit obligations of $42,812 and fair value of plan assets of $37,624. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans for fiscal 2004 was $2,312. At December 26, 2004, the Company has recorded an additional minimum pension liability related to these international plans of $1,322. This additional minimum pension liability is offset by an intangible asset in the amount of $46. The remaining amount of $1,271 is recorded as a separate component of AOCE, along with related deferred taxes of $452. Assumptions used to calculate the benefit obligations and pension expense for these plans vary depending on each plan and are based on factors specific to each country.

        Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2004 and in the aggregate for the following five years are as follows:

2005	$751
2006	789
2007	818
2008	859
2009	1,026
2010-2014	9,916

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

(13) Leases

        Hasbro occupies certain offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2004, 2003 and 2002 amounted to $36,576, $48,015 and $59,601, respectively.

        Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2004 and in the aggregate are as follows:

2005	$27,175
2006	19,810
2007	17,740
2008	16,096
2009	14,755
Later years	27,877

$123,453

        All leases expire prior to the end of 2018. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2004.

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

        During 2004, 2003 and 2002, the Company reclassified net losses from other comprehensive income to earnings of $9,111, $8,799, and $1,929, respectively, which included (losses) gains of $(163), $(436), and $566, respectively, as the result of ineffectiveness.

        The remaining balance in AOCE at December 26, 2004 of $(4,617) represents a net unrealized loss on foreign currency contracts relating to hedges of inventory purchased during the fourth quarter of 2004 or forecasted to be purchased during 2005 and intercompany expenses and royalty payments expected to be paid or received during 2005. These amounts will be transferred to the consolidated statement of operations upon the sale of the related inventory and receipt or payment of the related royalties and expenses. The Company expects substantially all of the balance in AOCE to be reclassified to the consolidated statement of operations within the next 12 months.

        The Company also enters into derivative instruments to offset changes in the fair value of intercompany loans due to the impact of foreign currency changes. The Company recorded a net loss on these instruments to other expense, net of $30,882, $13,545 and $17,982 in 2004, 2003 and 2002, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains from the change in fair value of intercompany loans to which the contracts relate included in other expense, net.

(15) Commitments and Contingencies

        Hasbro had unused open letters of credit of approximately $13,300 and $24,300 at December 26, 2004 and December 28, 2003, respectively.

        The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Additionally, the Company has a long-term commitment related to promotional and marketing activities at a U.S. based theme park. Under terms of currently existing agreements, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows:

2005	$107,000
2006	21,600
2007	10,200
2008	7,600
2009	5,600
2010 and thereafter	2,100

$154,100

        In addition, the Company has $80,167 of prepaid royalties included as a component of prepaid expenses and other current assets in the balance sheet. The long-term portion of advances paid of $87,188 is included in other assets. Advanced royalties paid and guaranteed or minimum royalties to be paid relate to anticipated revenues in the years 2005 through 2018.

        At December 26, 2004, the Company had approximately $114,000 in outstanding purchase commitments.

        Hasbro is party to certain legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

(16) Segment Reporting

  Segment and Geographic Information

        Hasbro is a worldwide leader in children's and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's main reportable segments are U.S. Toys, Games and International. In addition, the Company has one other segment, Operations, which meets the quantitative thresholds for reportable segments.

        In the United States, the U.S. Toys segment includes the development, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, preschool toys and infant products, creative play products, electronic interactive products, children's consumer electronics, electronic learning aids and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, handheld electronic games, and trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and game products in non-U.S. markets. The Operations segment sources finished product for the majority of the Company's segments. The Company also has other segments that primarily license out certain toy and game properties and a retail segment, which operated retail stores prior to December 2003. The Company announced the closure of these stores in December 2003. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

        Information by segment and a reconciliation to reported amounts are as follows. Certain 2003 and 2002 amounts have been reclassified to conform to the current year presentation.

	Revenue from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2004
U.S. Toys	$952,923	3,645	7,185	27,073	1,430	1,040,460
Games	796,032	29,692	137,628	30,590	8,315	1,598,867
International	1,194,630	1,322	140,784	33,654	8,752	1,582,223
Operations(a)	2,703	835,576	6,659	38,868	46,101	636,215
Other segments	51,222	—	18,088	154	428	178,913
Corporate and eliminations(b)	—	(870,235)	(17,332)	15,841	14,213	(1,796,018)

Consolidated Total	$2,997,510	—	293,012	146,180	79,239	3,240,660

2003
U.S. Toys	$1,057,984	6,732	91,996	33,486	2,282	1,037,754
Games	804,547	29,843	175,295	34,676	7,675	1,471,286
International(c)	1,184,532	112,017	91,273	52,167	4,722	1,353,546
Operations(a)	1,929	771,341	10,438	35,694	38,622	591,674
Other segments(d)	89,665	—	(13,082)	2,875	326	106,176
Corporate and eliminations(b)	—	(919,933)	(11,304)	5,225	9,443	(1,397,060)

Consolidated Total	$3,138,657	—	344,616	164,123	63,070	3,163,376

2002
U.S. Toys	$996,496	11,266	75,664	58,396	3,063	896,051
Games	739,782	30,107	124,523	38,944	5,173	1,244,324
International (c)	970,825	108,180	5,177	51,002	7,008	1,181,834
Operations(a)	9,009	642,354	1,835	33,081	35,130	577,086
Other segments	100,118	9,912	5,910	8,450	921	81,988
Corporate and eliminations(b)	—	(801,819)	6,182	(6,035)	7,366	(838,402)

Consolidated Total	$2,816,230	—	219,291	183,838	58,661	3,142,881

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

  (c)
  Operating profit of the International segment includes a cash charge associated with severance costs of approximately $18,400 relating to the cessation of manufacturing in the Company's facility in Spain. In addition, the Company wrote-down certain property, plant and equipment that will not be used in its ongoing operations in Spain. Operating profit of the International segment includes a charge of $7,566 in 2002, relating to penalties assessed by the Office of Fair Trading in the United Kingdom.

  (d)
  Other segments include a cash charge of approximately $14,040 in 2003 relating to costs incurred for leases and severance obligations relating to the announced closure of all of the Company's remaining retail stores.

        The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 26, 2004.

	2004	2003	2002
Boys toys	$662,500	962,500	871,400
Games and puzzles	1,276,100	1,207,100	1,121,200
Preschool toys	235,100	215,500	225,400
Creative play	179,700	198,100	195,500
Electronic toys	347,000	266,500	118,000
Girls toys	162,800	104,000	122,500
Other	134,310	184,957	162,230

Net revenues	$2,997,510	3,138,657	2,816,230

        No individual product lines accounted for more than 10% of consolidated net revenues during 2004 and 2002. During 2003 revenues from the BEYBLADE line accounted for 11% of consolidated net revenues, and are included in the Boys toys class of principal products.

        Information as to Hasbro's operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2004	2003	2002
Net revenues
United States	$1,782,295	1,927,596	1,823,799
International	1,215,215	1,211,061	992,431

	$2,997,510	3,138,657	2,816,230

Long-lived assets
United States	$1,151,852	1,219,470	1,225,828
International	162,737	154,703	164,400

	$1,314,589	1,374,173	1,390,228

        Principal international markets include Europe, Canada, Mexico, Australia, and Hong Kong.

  Other Information

        Hasbro markets its products primarily to customers in the retail sector. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as deemed appropriate, a substantial portion of its customers' ability to discharge amounts owed is generally dependent upon the overall retail economic environment.

        Sales to the Company's three largest customers, Wal-Mart Stores, Inc., Toys 'R Us, Inc. and Target Corporation, amounted to 21%, 15% and 10%, respectively, of consolidated net revenues during 2004. Sales to the Company's two largest customers, Wal-Mart Stores, Inc. and Toys 'R Us, Inc. amounted to 21% and 16%, respectively, during 2003, and 19% and 16%, respectively, during 2002.

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

(17) Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2004
Net revenues	$474,247	516,433	947,312	1,059,518	2,997,510
Gross profit	287,524	309,083	523,854	625,392	1,745,853
Earnings before income taxes	8,411	22,852	119,296	109,529	260,088
Net earnings	$6,532	18,839	88,687	81,919	195,977

Per common share
Net earnings
Basic	$.04	.11	.50	.46	1.11
Diluted(a)	.03	.06	.43	.44	.96
Market price
High	$22.98	23.33	19.64	19.62	23.33
Low	19.38	17.15	16.98	16.90	16.90
Cash dividends declared	$.06	.06	.06	.06	.24

2003
Net revenues	$461,768	581,469	971,071	1,124,349	3,138,657
Gross profit	289,531	350,662	551,202	659,300	1,850,695
Earnings before income taxes and cumulative effect of accounting change	1,629	15,640	118,124	108,671	244,064
Earnings before cumulative effect of accounting change	1,189	11,417	85,815	76,594	175,015
Net earnings	$1,189	11,417	68,464	76,594	157,664

Per common share
Earnings before cumulative effect of accounting change
Basic	$.01	.07	.49	.44	1.01
Diluted(a)	.01	.06	.46	.41	.94
Market price
High	$14.60	18.05	19.37	22.63	22.63
Low	11.01	13.66	17.26	18.21	11.01
Cash dividends declared	$.03	.03	.03	.03	.12

  (a)
  As described more fully in Note 1, in accordance with EITF Issue 04-08, diluted earnings per share for the quarters and full year 2003, and the first three quarters of 2004 were restated to reflect the dilutive effect of the Company's Senior Convertible Debentures due 2021.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 26, 2004. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Hasbro's management assessed the effectiveness of its internal control over financial reporting as of December 26, 2004. In making its assessment, Hasbro's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control Integrated Framework". Based on this assessment, Hasbro's management concluded that, as of December 26, 2004, its internal control over financial reporting is effective based on those criteria. Hasbro's independent auditors have issued an audit report on management's assessment of its internal control over financial reporting, which appears in Item 8.

CHANGES IN INTERNAL CONTROLS

        There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 26, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain of the information required by this item is contained under the captions "Election of Directors", "Governance of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

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

        Pursuant to the Annual Chief Executive Officer Certification submitted to the New York Stock Exchange ("NYSE"), the Company's Chief Executive Officer certified on June 8, 2004 that he was not aware of any violation by the Company of the NYSE's corporate governance listing standards. Further, as of the date of the filing of this report, the Company's Chief Executive Officer is not aware of any violation by the Company of the New York Stock Exchange's corporate governance listing standards.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is contained under the captions "Compensation of Directors" and "Executive Compensation" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is contained under the captions "Voting Securities and Principal Holders Thereof", "Security Ownership of Management" and "Equity Compensation Plans" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is contained under the caption "Additional Information Regarding Independent Registered Public Accounting Firm" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Financial Statement Schedules and Exhibits

(1)
Financial Statements

    Included in PART II of this report:

      Independent Auditors' Report

      Consolidated Balance Sheets at December 26, 2004 and December 28, 2003

      Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2004, 2003 and 2002

      Consolidated Statements of Shareholders' Equity for the Three Fiscal Years Ended in December 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

    Included in PART IV of this Report:

      Report of Independent Certified Public Accountants on Financial Statement Schedule

      For the Three Fiscal Years Ended in December 2004, 2003 and 2002:

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
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(e)
Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(f)
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
(d)
Third Amended and Restated Revolving Credit Agreement, dated as of November 14, 2003, by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)

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
(e)
Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
(f)
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

(i)
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
(l)
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
(n)
Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(o)
Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(p)
Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to the securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)
(q)
Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
Executive Compensation Plans and Arrangements
(r)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)

(s)
Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(t)	Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
(u)
First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(v)
Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
(w)	Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
(x)	First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
(y)
Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(z)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(aa)
Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(bb)
Form of Employment Agreement between the Company and seven Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(cc)
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

(ff)
Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
(gg)	Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
(hh)
Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
(ii)
First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employees Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(jj)
Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
(kk)
Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
(ll)
First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(mm)
Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
(nn)
Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(oo)
Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
(pp)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(qq)
Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
(rr)
Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)

(ss)
Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
(tt)
First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 28, 2004, File No. 1-6682.)
(uu)
Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hasbro, Inc.:

        Under date of March 2, 2005, we reported on the consolidated balance sheets of Hasbro, Inc. as of December 26, 2004 and December 28, 2003, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2004, which are included in the Form 10-K for the year ended December 26, 2004. Our report refers to a change in the method used to compute diluted earnings per share, a change in the method used to account for certain financial instruments with characteristics of liabilities and equity, and a change in the method used to account for goodwill. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island
March 2, 2005

HASBRO, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended in December
(Thousands of Dollars)

	Balance at Beginning of Year	Provision Charged to Costs and Expenses (a)	Other Additions	Write-Offs And Other (b)	Balance at End of Year
Valuation accounts deducted from assets to which they apply—for doubtful accounts receivable:
2004	$39,200	1,590	—	(3,790)	$37,000

2003	$50,700	(1,137)	—	(10,363)	$39,200

2002	$49,300	3,886	—	(2,486)	$50,700

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

HASBRO, INC. (REGISTRANT)
By:	/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia Chief Executive Officer	Date: March 9, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN G. HASSENFELD Alan G. Hassenfeld	Chairman of the Board	March 9, 2005
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2005
/s/ DAVID D.R. HARGREAVES David D.R. Hargreaves	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2005
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	March 9, 2005
/s/ ALAN R. BATKIN Alan R. Batkin	Director	March 9, 2005
/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	March 9, 2005
/s/ JOHN M. CONNORS, JR. John M. Connors, Jr.	Director	March 9, 2005

/s/ E. GORDON GEE E. Gordon Gee	Director	March 9, 2005
/s/ JACK M. GREENBERG Jack M. Greenberg	Director	March 9, 2005
/s/ CLAUDINE B. MALONE Claudine B. Malone	Director	March 9, 2005
/s/ EDWARD M. PHILIP Edward M. Philip	Director	March 9, 2005
/s/ E. JOHN ROSENWALD, JR. E. John Rosenwald, Jr.	Director	March 9, 2005
/s/ ELI J. SEGAL Eli J. Segal	Director	March 9, 2005
/s/ PAULA STERN Paula Stern	Director	March 9, 2005

HASBRO, INC.
Annual Report on Form 10-K
for the Year Ended December 26, 2004

Exhibit Index

Exhibit
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
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(e)
Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
(f)
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
(d)
Third Amended and Restated Revolving Credit Agreement, dated as of November 14, 2003, by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
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
(e)
Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
(f)
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
(i)
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
(l)
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
(n)
Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(o)
Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
(p)
Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to the securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)
(q)
Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
Executive Compensation Plans and Arrangements
(r)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
(s)
Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(t)	Hasbro, Inc. Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)

(u)
First Amendment to the 1992 Stock Incentive Plan and the Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(v)
Second Amendment to the Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
(w)	Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
(x)	First Amendment to the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
(y)
Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan, and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
(z)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(aa)
Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
(bb)
Form of Employment Agreement between the Company and seven Company executives. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
(cc)
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
(ff)
Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
(gg)	Form of Director's Indemnification Agreement. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)

(hh)
Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors.(Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
(ii)
First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employees Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
(jj)
Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
(kk)
Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
(ll)
First Amendment to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
(mm)
Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
(nn)
Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(oo)
Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
(pp)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
(qq)
Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
(rr)
Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
(ss)
Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
(tt)
First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by Reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 28, 2004, File No. 1-6682.)

(uu)
Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
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

PART I
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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
HASBRO, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 26, 2004 and December 28, 2003 (Thousands of Dollars Except Share Data)
HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Operations Fiscal Years Ended in December (Thousands of Dollars Except Per Share Data)
HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended in December (Thousands of Dollars)
HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity (Thousands of Dollars)
HASBRO, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Thousands of Dollars and Shares Except Per Share Data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
HASBRO, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts and Reserves Fiscal Years Ended in December (Thousands of Dollars)
SIGNATURES
Exhibit Index