Form 10-Q
period 2005-03-27
HASBRO INC
filed 2005-04-28
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes X or No
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 21, 2005 was 178,307,018.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Thousands of Dollars Except Share Data)
(Unaudited)

	March 27,	March 28,	Dec. 26,
Assets	2005	2004	2004
	---------	---------	---------
Current assets
Cash and cash equivalents	$876,891	631,720	725,002
Accounts receivable, less allowance
for doubtful accounts of $36,000,
$38,900 and $37,000	199,594	206,201	578,705
Inventories	232,660	188,257	194,780
Deferred income taxes	94,307	118,727	93,134
Prepaid expenses	138,828	123,639	126,601
	--------------	--------------	--------------
Total current assets	1,542,280	1,268,544	1,718,222

Property, plant and equipment, net	201,692	197,793	206,934
	--------------	--------------	--------------

Other assets
Goodwill	468,919	473,056	469,726
Other intangibles, less accumulated amortization
of $513,809, $449,809 and $489,238	613,999	695,617	637,929
Other	200,853	270,893	207,849
	--------------	--------------	--------------
Total other assets	1,283,771	1,439,566	1,315,504
	--------------	--------------	--------------

Total assets	$3,027,743	2,905,903	3,240,660
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

(Thousands of Dollars Except Share Data)
(Unaudited)

	March 27,	March 28,	Dec. 26,
Liabilities and Shareholders' Equity	2005	2004	2004
	--------	--------	--------
Current liabilities
Short-term borrowings	$16,159	15,835	17,959
Current portion of long-term debt	356,619	1,315	324,124
Accounts payable	112,715	100,323	167,585
Accrued liabilities	505,593	555,065	638,943
	-------------	-------------	-------------
Total current liabilities	991,086	672,538	1,148,611

Long-term debt, excluding current portion	266,242	686,191	302,698
Deferred liabilities	151,229	142,926	149,627
	-------------	-------------	-------------
Total liabilities	1,408,557	1,501,655	1,600,936
	-------------	-------------	-------------
Shareholders' equity
Preference stock of $2.50 par value
Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	374,587	391,566	380,745
Deferred compensation	(65)	(589)	(98)
Retained earnings	1,701,448	1,563,649	1,721,209
Accumulated other comprehensive earnings	66,327	21,187	82,388
Treasury stock, at cost; 31,476,112 shares at
March 27, 2005, 33,462,722 at March 28,2004
and 32,379,369 at December 26, 2004	(627,958)	(676,412)	(649,367)
	-------------	-------------	-------------
Total shareholders' equity	1,619,186	1,404,248	1,639,724
	-------------	-------------	-------------

Total liabilities and shareholders' equity	$3,027,743	2,905,903	3,240,660
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	--------------------
	March 27,	March 28,
	2005	2004
	--------	--------
Net revenues	$ 454,944	474,247
Cost of sales	165,975	186,723
	------------	------------
Gross profit	288,969	287,524
	------------	------------
Expenses
Amortization	24,755	15,241
Royalties	40,872	32,639
Research and product development	31,041	31,683
Advertising	54,190	55,330
Selling, distribution and administration	136,571	137,959
	------------	------------
Total expenses	287,429	272,852
	------------	------------
Operating profit	1,540	14,672
	------------	------------
Nonoperating (income) expense
Interest expense	7,731	8,307
Other income, net	(2,966)	(2,046)
	------------	------------
Total nonoperating expense	4,765	6,261
	------------	------------
Earnings (loss) before income taxes	(3,225)	8,411

Income taxes	488	1,879
	------------	------------
Net earnings (loss)	$ (3,713)	6,532
	=======	=======

Net earnings (loss) per common share
Basic	$ (.02)	.04
	=======	=======
Diluted	$ (.02)	.03
	=======	=======
Cash dividends declared per common share	$ .09	.06
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Quarters Ended March 27, 2005 and March 28, 2004
(Thousands of Dollars)
(Unaudited)
	2005	2004
	-------	-------
Cash flows from operating activities
Net earnings (loss)	$ (3,713)	6,532
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Depreciation and amortization of plant and equipment	13,361	13,739
Other amortization	24,755	15,241
Change in fair value of liabilities potentially settleable
in common stock	4,970	(1,700)
Deferred income taxes	(2,214)	4,476
Compensation earned under restricted stock plans	33	90
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	370,893	401,569
Increase in inventories	(38,984)	(18,379)
Increase in prepaid expenses	(6,157)	(32,493)
Decrease in accounts payable and accrued liabilities	(205,436)	(258,220)
Other	2,134	3,217
	------------	------------
Net cash provided by operating activities	159,642	134,072
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(11,783)	(13,855)
Investments and acquisitions	-	(9,564)
Other	763	1,091
	------------	------------
Net cash utilized by investing activities	(11,020)	(22,328)
	------------	------------
Cash flows from financing activities
Repayments of borrowings with original maturities
of more than three months	(360)	(324)
Net repayments of other short-term borrowings	(1,164)	(7,256)
Stock option transactions	13,398	12,259
Dividends paid	(10,647)	(5,267)
	------------	------------
Net cash provided (utilized) by financing activities	1,227	(588)
	------------	------------
Effect of exchange rate changes on cash	2,040	(183)
	------------	------------
Increase in cash and cash equivalents	151,889	110,973
Cash and cash equivalents at beginning of year	725,002	520,747
	------------	------------
Cash and cash equivalents at end of period	$876,891	631,720
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Quarters Ended March 27, 2005 and March 28, 2004

(Thousands of Dollars)
(Unaudited)

	2005	2004
	-------	------
Supplemental information
Cash paid during the period for:
Interest	$ 9,732	11,082
Income taxes	$ 3,219	14,951

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)

(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	--------------------
	March 27,	March 28,
	2005	2004
	--------	--------
Net earnings (loss)	$ (3,713)	6,532
Other comprehensive loss	(16,061)	(9,297)
	------------	------------
Total comprehensive loss	$ (19,774)	(2,765)
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 27, 2005 and March 28, 2004, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The quarters ended March 27, 2005 and March 28, 2004 are thirteen week periods.

The results of operations for the quarter ended March 27, 2005 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the financial statements prepared in accordance with U.S.  GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited financial statements for the year ended December 26, 2004 in its annual report on Form 10-K, which includes all such information and disclosures, and accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 26, 2004. Substantially all of the Company's inventories consist of finished goods.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)  Net earnings (loss) per share data for the fiscal quarters ended March 27, 2005 and March 28, 2004 were computed as follows:

	2005		2004
	-----------------		-----------------
	Basic	Diluted	Basic	Diluted
	-------	-------	-------	-------
Net earnings (loss)	$ (3,713)	(3,713)	6,532	6,532
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	-	-	(1,700)
	------------	------------	------------	------------
Adjusted net earnings (loss)	$ (3,713)	(3,713)	6,532	4,832
	=======	=======	=======	=======

Average shares outstanding	177,763	177,763	175,742	175,742
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	-	-	5,006
Options and warrants	-	-	-	3,205
	------------	------------	------------	------------
Equivalent shares	177,763	177,763	175,742	183,953
	=======	=======	=======	=======

Net earnings (loss) per share	$ (.02)	(.02)	.04	.03
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In December 2004, the Company adopted Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", which states that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. Issue 04-8 requires application on a retroactive basis and restatement of prior period earnings per share, and is effective for periods ending after December 15, 2004. For both the first quarter of 2005 and 2004, the effect of the assumed conversion had an anti-dilutive effect on earnings (loss) per share, and accordingly, no adjustment to the diluted earnings (loss) per share calculation was necessary.  The impact of the assumed conversion of the debentures would result in an additional 11,574 shares be included in the calculation of the diluted earnings per share.

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. For the 2005 first quarter, these warrants, when treated as an equity contract, did not have a more dilutive impact on loss per share and no adjustment to the loss per share calculation was necessary.  For the 2004 first quarter, the warrants had a more dilutive impact on earnings per share, assuming they were treated as an equity contract. Accordingly, for the first quarter 2004 diluted earnings per share calculation, the numerator includes an adjustment to earnings for the income included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of quarter end.

Options and warrants to acquire shares totaling 21,706 at March 27, 2005 and 3,439 at March 28, 2004, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of the options and warrants to acquire shares totaling 21,706 at March 27, 2005, 16,614 of these would have been included in the calculation of diluted earnings per share had the Company not had a net loss in the first quarter of 2005. Assuming that these options and warrants were included, under the treasury stock method, they would have resulted in an additional 2,296 shares being included in the diluted earnings per share calculation for the quarter ended March 27, 2005.

(3)  Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company’s existing stock plans, stock options are granted at, or above, the fair market value of the Company’s stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years.

Had compensation expense been recorded under the fair value method as set forth in the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") for stock options awarded, the impact on the Company’s net earnings (loss) and net earnings (loss) per share for the fiscal quarters ended March 27, 2005 and March 28, 2004 would have been:

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2005	2004
	-------	-------
Reported net earnings (loss)	$ (3,713)	6,532
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	21	61
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,477)	(2,643)
	------------	------------
Pro forma compensation expense, net of tax	(3,456)	(2,582)
	------------	------------
Pro forma net earnings (loss)	$ (7,169)	3,950
	=======	=======

Reported net earnings (loss) per share
Basic	$ (.02)	.04
	=======	=======
Diluted	$ (.02)	.03
	=======	=======

Pro forma net earnings (loss) per share
Basic	$ (.04)	.02
	=======	=======
Diluted	$ (.04)	.01
	=======	=======

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123 and SFAS 95 “Statement of Cash Flows”.  SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R) until the first fiscal year beginning after June 15, 2005.  SFAS 123(R) will be effective for the Company as of December 26, 2005, the first day of the 2006 fiscal year.  The Company is evaluating the requirements of SFAS 123(R) and has not yet determined the method of adoption of SFAS No. 123R, or the effect that SFAS 123(R) will have on its financial position and results of operations.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4) Other comprehensive earnings (loss) for the quarters ended March 27, 2005 and March 28, 2004 consist of the following:

	2005	2004
	------	------
Foreign currency translation adjustments	$ (23,755)	(9,324)
Changes in value of available-for-sale securities, net of tax	1,937	(3,088)
Gains on cash flow hedging activities, net of tax	3,541	224
Reclassifications to earnings, net of tax	2,216	2,891
	----------	----------
	$ (16,061)	(9,297)
	======	======

Reclassification adjustments from other comprehensive loss to net earnings (loss) of $2,216 and $2,891 for the quarters ended March 27, 2005 and March 28, 2004, respectively, represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. These losses on cash flow hedging derivatives include losses (gains) on cash flows reclassified to earnings as the result of hedge ineffectiveness of $(31) and $160 for the quarters ended March 27, 2005 and March 28, 2004, respectively. The Company expects the remaining deferred gains on derivative hedging instruments at March 27, 2005 of $1,140 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

(5) The following table presents the components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 27, 2005 and March 28, 2004.  Components of the first quarter 2004 net periodic pension cost were restated to include the amounts related to the Company's foreign pension plans, in order to conform to the current period presentation.

	Pension		Postretirement
	2005	2004	2005	2004
	-------	-------	-------	-------
Service cost	$ 3,004	2,636	144	151
Interest cost	4,620	4,221	500	571
Expected return on assets	(4,762)	(4,091)	-	-
Net amortization and deferrals	910	810	87	134
	--------	--------	--------	--------
Net periodic benefit cost	$ 3,772	3,576	731	856
	=====	=====	=====	=====

In April 2005, the Company made cash contributions to its pension plans of approximately $9,200.  The Company expects to contribute approximately $3,800 during the remainder of 2005.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(6) Hasbro is a worldwide leader in children’s and family leisure time and entertainment products and services, including the development, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company's main reportable segments are U.S. Toys, Games, and International. In addition, the Company has one other segment, Operations, which meets the quantitative thresholds for reportable segments.

In the United States, the U.S. Toys segment includes the development, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and plush products, children's consumer electronics, preschool toys and infant products, creative play products, electronic interactive products, electronic learning aids, and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, DVD- based games, handheld electronic games, and trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The Operations segment sources finished product for the majority of the Company's segments. The Company also has other segments that primarily license out certain toy and game properties. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs are allocated to segments based upon foreign exchange rates fixed at the beginning of the year, with adjustment to actual foreign exchange rates included in Corporate and eliminations.

The accounting policies of the segments are the same as those referenced in Note 1.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2005 nor were those of the 2004 first quarter representative of those actually experienced for the full year 2004. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment for the quarters ended March 27, 2005 and March 28, 2004 is as follows:

	Quarter Ended		Quarter Ended
	March 27, 2005		March 28, 2004
	----------------------		----------------------
	External	Affiliate	External	Affiliate
Net revenues	------------	-----------	-----------	-----------
U.S. Toys	$166,473	155	152,390	701
Games	99,037	5,197	127,598	6,537
International	177,887	416	180,741	12,883
Operations (a)	66	122,851	521	112,662
Other segments	11,481	-	12,997	-
Corporate and eliminations	-	(128,619)	-	(132,783)
	------------	------------	------------	------------
	$454,944	-	474,247	-
	=======	=======	=======	=======

	Quarter ended	Quarter ended
	March 27, 2005	March 28, 2004
	---------------------	---------------------
Operating profit (loss)
U.S. Toys	$ 7,915	1,035
Games	1,205	19,584
International	(8,701)	(10,032)
Operations (a)	734	714
Other segments	4,949	3,254
Corporate and eliminations	(4,562)	117
	----------	----------
	$ 1,540	14,672
	======	======

	March 27, 2005	March 28, 2004
	--------------------	---------------------
Total assets
U.S. Toys	$ 960,705	887,041
Games	1,596,269	1,451,620
International	1,365,822	1,249,747
Operations	645,173	607,950
Other segments	103,442	180,658
Corporate and eliminations (b)	(1,643,668)	(1,471,113)
	--------------	--------------
	$3,027,743	2,905,903
	========	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(a)  The Operations segment derives substantially all of its revenues, and thus its operating results from intersegment activities.

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

The following table presents consolidated net revenues by class of principal products for the quarters ended March 27, 2005 and March 28, 2004. Certain 2004 amounts have been reclassified to conform to the current period presentation.

	2005	2004
	----------	---------
Boys toys	$157,400	139,500
Games and puzzles	164,200	193,100
Preschool toys	30,000	40,800
Creative play	17,700	27,300
Electronic toys	20,600	20,500
Girls toys	33,300	23,500
Other	31,744	29,547
	------------	------------
Net revenues	$454,944	474,247
	=======	=======

(7)  On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law.  The Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings.  The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate international earnings under the provisions of the Act. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the issuance of additional clarifying language or statutory technical corrections on key elements of the legislation.  The range of possible amounts the Company is considering for repatriation under this provision is between zero and $500,000.  The related potential range of income tax under the law as currently written is between zero and $70,000.

Item 2. Management's Discussion and Analysis of Financial Condition

          and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations

(Thousands of Dollars Except Per Share Data)

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash through the sale of a variety of toy and game products both within the United States and in international markets. Most of the Company's products are either internally developed or licensed from outside inventors. In addition to products based on its own core brands, the Company also offers internally developed products tied to licensed movie and television based entertainment properties.

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

The Company's core brands represent Company-owned or Company–controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL and TONKA, which the Company views as presenting potential to be successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time While the volatility of consumer preferences and the high level of competition in the toy and game industry make it challenging to maintain the long-term success of product lines, by focusing on its core brands the Company is working to build a more consistent revenue stream and basis for future growth.

In addition to its focus on core brands, the Company’s strategy also involves trying to meet ever changing consumer preferences by identifying and offering innovative products based on market opportunities. In 2004, innovative products such as VIDEONOW COLOR were significant contributors to revenue for the Company. Product offerings for 2005 include the reintroduction of LITTLEST PET SHOP and FURBY and the new ION EDUCATIONAL GAMING SYSTEM.  The Company believes its strategy of focusing on the development of its core brands and continuing to identify innovative new products will help to prevent the Company from being dependent on the success of any one product line.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Major theatrical entertainment-based licenses in 2004 included DREAMWORKS' SHREK II, DISNEY'S THE INCREDIBLES, and LUCASFILM'S STAR WARS. In 2005, the STAR WARS license is expected to be a significant contributor to the Company's net revenues, in conjunction with the May 19, 2005 release of STAR WARS EPISODE III: REVENGE OF THE SITH.  While gross profits for products related to STAR WARS EPISODE III: REVENGE OF THE SITH are generally higher, this increased gross margin is largely offset by royalty expenses incurred on these sales, as well as amortization expense of related property rights.

In recent years, the Company has also focused on reducing its fixed costs and increasing its operating margins. As part of this continuous process, in 2004, the Company reassessed the development process in its U.S. Toys segment, moving a greater amount of product development outside of the U.S., resulting in a streamlining of its U.S. Toys workforce.  While the Company has made significant progress in this area over the last few years, it will continue to review its operations in order to determine areas where greater efficiency can be achieved.

The Company's recent strategy has also focused on achieving and maintaining a debt-to-capitalization ratio, defined as total debt, both short-term and long-term, as a percentage of total equity plus total debt, of 25-30%. From 2001 through 2004, as part of this strategy, the Company has repurchased or repaid approximately $547,000 in principal amount of long-term debt, primarily using cash from operations.  The Company believes that the reduction in its debt-to-capitalization ratio has further strengthened its balance sheet and improved its liquidity by decreasing cash required to service outstanding debt, thereby increasing the ability of the Company to obtain additional financing should the need to do so arise.  At March 27, 2005, the Company’s debt-to-capitalization ratio was approximately 28%, which compared to approximately 33% at March 28, 2004 and is consistent with December 26, 2004. Due to the seasonal nature of the business, the Company's debt-to-capitalization ratio normally peaks at the end of the third quarter, when its working capital requirements are greatest.  It is the Company's intent to continue to assess the desirability of using available cash from operations to further reduce its outstanding long-term debt and to maintain this target ratio, as market conditions and the Company's committed revolving credit agreement and other sources of financing allow.

Consolidation in the toy and game industry and associated retail uncertainty continues into 2005, and includes the pending sale of the Company's second largest customer, Toys 'R Us.  The sale is expected to close in the third quarter of 2005. The Company's remaining customer base continues to become more concentrated. The Company's top three customers, Wal-Mart Stores, Inc., Toys 'R Us, Inc. and Target Corporation, accounted for approximately 46% of full year net revenues in 2004. Wal-Mart Stores, Inc., Toys 'R Us, Inc. and Target Corporation, accounted for approximately 20%, 11%, and 9%, respectively, of first quarter 2005 net revenues, and 17%, 13%, and 6%, respectively, of first quarter 2004 net revenues.  The consolidation of customers may provide certain benefits to the Company, such as potentially more efficient product distribution and other decreased costs of sales and distribution, including potential efficiencies related to SKU reductions. However, this consolidation also creates additional risks to the Company's business associated with a major customer having financial difficulties or reducing its business with the Company. In addition, increased customer concentration may decrease the prices the Company is able to obtain for some of its products. The Company believes that its strategy of seeking to produce sought after products, which provide value to both consumers and the Company's customers, will help protect the Company from any negative impact resulting from an environment of increasing retail consolidation.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

SUMMARY

---------------

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the first quarters of 2005 and 2004.

	2005	2004
	-------	-------
Net revenues	100.0%	100.0%
Cost of sales	36.5	39.4
	------------	------------
Gross profit	63.5	60.6
Amortization	5.5	3.2
Royalties	9.0	6.9
Research and product development	6.8	6.7
Advertising	11.9	11.7
Selling, distribution and administration	30.0	29.1
	------------	------------
Operating profit	0.3	3.0
Interest expense	1.7	1.7
Other (income) expense, net	(0.7)	(0.5)
	------------	------------
Earnings (loss) before income taxes	(0.7)	1.8
Income taxes	0.1	0.4
	------------	------------
Net earnings (loss)	(0.8)%	1.4%
	=======	=======

RESULTS OF OPERATIONS

----------------------------------------

Net loss for the first quarter of 2005 was $(3,713) compared with net earnings of $6,532 in the first quarter of 2004. Basic and diluted loss per share for the quarter were $(.02) in 2005 compared with basic and diluted earnings per share of $.04 and $.03, respectively, in 2004.  Included in net loss and basic and diluted loss per share for 2005 is $4,970 of non-cash expense relating to the increase in fair value of certain warrants.  This compares with $1,700 of non-cash income included in net earnings and basic earnings per share in 2004 relating to the decrease in fair value of the same warrants.  In accordance with U.S. generally accepted accounting principles, diluted earnings per share for the first quarter 2004 do not include the $1,700 favorable impact of the fair value warrant adjustment, but do include the dilutive impact of shares issuable under this agreement.

The Company adopted Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", in December 2004, which requires that the dilutive effect of contingent convertible debt instruments be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

For the first quarters of 2005 and 2004, the effect of the assumed conversion of the Company's Senior Convertible Debentures due 2021 was anti-dilutive and, accordingly, no adjustment to earnings (loss) per share was necessary.

Consolidated net revenues for the quarter ended March 27, 2005 decreased 4% to  $454,944 from $474,247 for the quarter ended March 28, 2004.  Operating profit for the quarter ended March 27, 2005 was $1,540 compared to $14,672 in 2004. Most of the Company's revenues and operating profit are derived from its three principal segments: U.S. Toys, Games and International, which are discussed in detail below.

The following table presents net revenues and operating profit (loss) data for the Company's three principal segments for the first quarter of fiscal years 2005 and 2004.

	2005	2004	% Change
	-------------	-------------	-------------
Net Revenues
U.S. Toys	$166,473	$152,390	9%
Games	99,037	127,598	(22%)
International	177,887	180,741	(2%)

Operating Profit (Loss)
U.S. Toys	$ 7,915	$ 1,035	665%
Games	1,205	19,584	(94%)
International	(8,701)	(10,032)	13%

U.S. TOYS

U.S. Toys segment net revenues for the quarter ended March 27, 2005 increased 9% to $166,473 from the same period in 2004. The increase was primarily due to shipments of products related to STAR WARS EPISODE III: REVENGE OF THE SITH, which is scheduled for theatrical release on May 19, 2005.   The increase was partially offset by decreased shipments of TRANSFORMERS and PLAYSKOOL products, as well as the expected decrease in sales of BEYBLADE products.  During the remainder of 2005, the Company expects higher sales of STAR WARS related products as compared to last year, due to the theatrical release mentioned above.  Also having a positive effect on net revenues was the reintroduction of LITTLEST PET SHOP products.

U.S. Toys segment operating profit of $7,915 for the quarter ended March 27, 2005 compares to an operating profit of $1,035 for the quarter ended March 28, 2004. The increase in operating profit was primarily due to increased gross margin associated with both increased revenues and the change of mix of products sold in 2005, specifically STAR WARS products. The increase in gross margin due to STAR WARS was partially offset by higher royalties and higher amortization expense relating to the product rights associated with STAR WARS.  Sales of products related to entertainment-based properties, such as STAR WARS, typically carry a higher gross margin.  These products also carry a higher rate of royalties, and the resulting operating profit is generally not as high as it is for revenues derived from the sale of Company owned or Company-controlled brands.  The first quarter 2005 operating profit was also positively impacted by the Company's cost reduction initiatives, implemented in the fourth quarter of 2004.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

GAMES

Games segment net revenues for the 2005 first quarter decreased 22% to $99,037 from the 2004 first quarter. The decrease in revenues was primarily due to decreased sales volume of trading card games, mainly DUEL MASTERS and MAGIC: THE GATHERING products.  Net revenues in the 2005 first quarter were also negatively impacted by lower shipments of board games, as the Company expects this business to become more concentrated during latter half of the year.

Games segment operating profit decreased 94% to $1,205 for the quarter ended March 27, 2005 from $19,584 for the quarter ended March 28, 2004.  This decrease is primarily due to the decline in volume of sales mentioned above.

INTERNATIONAL

International segment net revenues decreased slightly by 2% to $177,887 for the quarter ended March 27, 2005 from $180,741 for the quarter ended March 28, 2004. International net revenues were positively impacted by currency translation of approximately $7,100, as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, International net revenues decreased 5.5% in local currency to $170,787.  The decrease in local currency revenue for the quarter was primarily the result of decreased sales of BEYBLADE products, ACTION MAN, DISNEY, and MAGIC: THE GATHERING products.  These decreases were mostly offset by increased revenues from shipments of STAR WARS products.  Also having a positive effect on net revenues were increased sales of MY LITTLE PONY and the reintroduction of LITTLEST PET SHOP products.

International segment operating loss decreased to $8,701 for the quarter ended March 27, 2005 from a loss of $10,032 for the quarter ended March 28, 2004. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net unfavorable translation impact to International operating profit of approximately $837 for the quarter ended March 27, 2005. Absent the impact of foreign exchange rates, the decrease in operating loss was primarily due to increased gross profit, despite the decrease in sales.  The increase in gross profit was primarily due to product mix, primarily increased sales of STAR WARS products.   The increase in gross profit was partially offset by higher intangible amortization as the result of the increased sales of STAR WARS products.  Increased royalty expense as a result of the increased sales of STAR WARS products was offset by decreased royalties as the result of decreased sales of BEYBLADE products.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

GROSS PROFIT

-----------------------

The Company's gross profit margin increased to 63.5% for the quarter ended March 27, 2005 from 60.6% for the quarter ended March 28, 2004. This increase was due to changes in product mix with increased sales of STAR WARS products, being partially offset by decreased sales of trading card games, all of which have higher gross margins.  The Company anticipates higher gross margins in 2005 due to increased product revenue in connection with the anticipated release of STAR WARS EPISODE III: REVENGE OF THE SITH. However, the Company also expects that the expected increase in gross margins will be partially offset by increased royalty expense relating to these sales as well as increased amortization of related product rights. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence.  The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

EXPENSES

-----------------

The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the first quarters of fiscal years 2005 and 2004.

	2005	2004
	-------------	------------
Amortization	5.5%	3.2%
Royalties	9.0	6.9
Research and product development	6.8	6.7
Advertising	11.9	11.7
Selling, distribution and administration	30.0	29.1

Amortization expense increased to $24,755 in the first quarter of 2005 from $15,241 in the first quarter of 2004. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The increase in amortization expense in the first quarter of 2005 relates to increased amortization of the product rights related to STAR WARS as a result of increased sales of STAR WARS products in anticipation of the May 2005 release of STAR WARS EPISODE III: REVENGE OF THE SITH.  The Company expects amortization expense to continue to be higher in 2005 compared to 2004 due to the increased product revenue anticipated in connection with the STAR WARS theatrical release in May.

Royalty expense for the quarter ended March 27, 2005 increased to $40,872, or 9.0% of net revenues from $32,639, or 6.9% of net revenues in the first quarter of 2004. This increase is primarily the result of increased sales of entertainment based products, primarily related to STAR WARS.  As noted above, the Company expects a higher level of royalties in 2005 compared to 2004 as a result of product sales related to the theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Investment in research and product development costs is an important component to the Company's strategy to grow core brands and to create new and innovative toy and game products. Research and product development expenses for the quarter ended March 27, 2005 remained relatively consistent in dollars and as a percentage of sales at $31,041, or 6.8% of net revenues, compared to $31,683, or 6.7% of net revenues, for the quarter ended March 28, 2004.

Advertising expense decreased slightly in dollars to $54,190 in 2005 from $55,330 in 2004, but remained relatively consistent as a percentage of net revenues of 11.9% in 2005, compared to 11.7% in 2004. This is consistent with the Company's strategy to continue to focus on advertising as a means to increase and sustain awareness of its core brands, as well as to introduce new products.

The Company's selling, distribution and administration expenses decreased in dollars, but increased slightly as a percentage of net revenues in 2005 to $136,571 or 30.0% of net revenues from $137,959, or 29.1% of net revenues in the first quarter of 2004. The decrease in dollars reflects lower expenses resulting from the Company's cost reduction and business efficiency initiatives, which were partially offset by higher international expenses in translated U.S. dollars as the result of the weaker U.S. dollar. The Company is continuing its focus on reducing selling, distribution and administration expenses, and anticipates that these costs as a percentage of net revenues will decline overall in 2005.

NONOPERATING (INCOME) EXPENSE

-------------------------------------------------------

Interest expense for the first quarter of 2005 was $7,731 compared with $8,307 in the first quarter of 2004.  Reductions in interest expense due to lower levels of debt in 2005 than 2004 were partially offset by increases due to higher interest rates in 2005 than 2004.

Other income, net, of $2,966 for the first quarter of 2005 compares to other income, net, of $2,046 in 2004.  Other income, net for the first quarter of 2005 includes interest income of $4,140 related to an IRS tax settlement.  Other income, net for the first quarter of 2005 and 2004 also includes a non-cash charge of $4,970 and non-cash income of $1,700, respectively, related to the respective increase during the first quarter of 2005 and decrease during the first quarter of 2004 in the fair value of certain warrants required to be classified as a liability. These warrants are required to be adjusted to their fair value each quarter through earnings.  The fair value of these warrants is primarily affected by the stock price of the Company but is also affected by the Company's stock price volatility and dividends, as well as risk-free interest rates. Assuming the Company's stock volatility and dividend payments, as well as risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings as the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Based on a hypothetical increase in the Company's stock price to $22.00 per share at March 27, 2005 from its actual price of $20.71 a share on that date, the Company would have recognized a non-cash charge of approximately $10,900 rather than the actual non-cash charge of $4,970 for the quarter ended March 27, 2005, to reflect the change in the fair value of the warrants from their fair value of $125,940 at December 26, 2004.  This fair value adjustment has no related tax impact.

INCOME TAXES

-----------------------

Income tax expense as a percentage of the pretax loss in the first quarter of 2005 was 15.1%, compared to a tax rate of 22.3% on pretax earnings in the first quarter of 2004. The income tax rate for the full year 2004 was 24.6%.  As noted above, the adjustment of certain warrants to their fair value has no tax effect.  Absent the effect of the adjustment of those warrants to their fair value, both the 2005 first quarter tax rate and the 2004 first quarter tax rate would have been 28.0%. The 2004 full year tax rate would have been 25.9%.  The increase in the rate from the full year 2004 to the first quarter of 2005 is primarily due to the expected increase in operating profits in jurisdictions with higher tax rates.

OTHER INFORMATION

---------------------------------

The Company's revenue pattern continues to show the second half of the year, and within that half, the fourth quarter, to be increasingly more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year.  The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules.  The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The strategy of larger mass market retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.  Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales.  At March 27, 2005 and March 28, 2004, the Company's unshipped orders were approximately $177,000 and $166,000, respectively.  To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company's revenues. In addition, the bankruptcy, restructuring, or other lack of success of one of the Company's significant retailers could negatively impact the Company's future revenues.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95 “Statement of Cash Flows”.  SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R) until the first fiscal year beginning after June 15, 2005.  SFAS No. 123(R) will be effective for the Company as of December 26, 2005, the first day of the 2006 fiscal year.  The Company is evaluating the requirements of SFAS 123(R) and has not yet determined the method of adoption of SFAS No. 123(R), or the effect that SFAS 123(R) will have on its financial position and results of operations.

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

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------

The Company has historically generated a significant amount of cash from operations.  In 2004, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its secured and unsecured credit facilities. During 2005, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, using proceeds from the accounts receivable securitization program and borrowings under its available lines of credit. The Company believes that the funds available to it, including cash it expects to generate from operations, and funds available through the securitization program and other available lines of credit, are adequate to meet its needs for 2005. Although the Company had cash, net of short and long-term debt, of approximately $238,000 as of March 27, 2005, unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences, could result in a significant decline in revenues and operating results for the Company, which could result in the Company being in non-compliance with covenants under its revolving credit facility and/or receivable securitization program. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable the Company to continue to fund its operations. Also, non-compliance with covenants under its accounts receivable securitization program could result in the Company being unable to utilize this program. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable that would prevent the Company from being able to fully utilize its receivable securitization program. The Company expects to be in compliance with its borrowing and securitization financial covenants in 2005.

Because of the seasonality in the Company's cash flow, management believes that on an interim basis, rather than discussing only its cash flows, a better understanding of its liquidity and capital resources can be obtained through a discussion of the various balance sheet categories as well. Also, as several of the major categories, including cash and cash equivalents, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter, again due to the seasonality of its business, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior quarter or prior year-end.

Cash flows provided by operating activities were $159,642 and $134,072 for the first quarters of 2005 and 2004, respectively. Accounts receivable decreased to $199,594 at March 27, 2005 from $206,201 at March 28, 2004 reflecting the decrease in revenues.  Days sales outstanding were 39 days at both March 27, 2005 and March 28, 2004.  The increase in cash flow provided by operating activities is primarily the result of an increase in non cash expenditures, including amortization expense, as a result of the increased sales of STAR WARS products as well as a utilization of prepaid royalty amounts related to increased sales of STAR WARS products.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Prepaid expenses increased to $138,828 at March 27, 2005 compared to $123,639 at March 28, 2004, due to an increase in current prepaid royalties as a result of the May 2005 release of STAR WARS III: REVENGE OF THE SITH.   Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement.  This payment is then recognized in the consolidated statement of operations as the related sales are made.  With respect to the STAR WARS license, the Company has prepaid royalties recorded in both current and non-current assets. Each year, the Company reflects as current prepaid assets the amount of royalties it expects to reflect in operations in the upcoming twelve months.  In periods prior to a major release, larger amounts will be reclassified from non-current to current in anticipation of higher sales during the periods surrounding the release. The increase in prepaid royalties was partially offset by decreased deferred taxes.

Inventories increased to $232,660 at March 27, 2005 from $188,257 at March 28, 2004. This primarily reflects higher 2004 year-end inventory balances due to lower than expected sales at the end of 2004.  In addition, there are higher inventory levels in 2005 than in 2004 in anticipation of high demand for shipments relating to the STAR WARS theatrical release in May 2005.

Accounts payable and accrued expenses decreased to $618,308 at March 27, 2005 from $655,388 at March 28, 2004. This decrease is partially due to decreased accrued royalties due to the different mix of royalty based revenue in 2005 compared to 2004.  In 2004, accrued royalties were higher in conjunction with sales of BEYBLADE products.  In 2005, there are more royalties related to STAR WARS products, which have been mostly advanced in prior years as discussed above.  In addition, the decrease in accrued liabilities is due to timing of payments for salaries and wages and advertising, as well as lower bonus accruals in 2005 compared to 2004.

Collectively, property, plant and equipment and other assets decreased $151,896 from the comparable period in the prior year. The decrease is partially due to amortization of intangibles, including increased amortization expense of STAR WARS property rights.  In addition, the decrease is also due to the reclassification of royalty advances from other assets to prepaid expenses in anticipation of the May 2005 release of the STAR WARS III: REVENGE OF THE SITH, as mentioned above.

Net cash (borrowings) (cash and cash equivalents less short-term borrowings, current portion of long-term debt, and long-term debt) increased to $237,871 at March 27, 2005 from $(71,621) at March 28, 2004. This reflects an increase in cash of $245,171 reflecting the ability of the Company to generate cash from operations.  The increase in net cash (borrowings) also reflects lower levels of long-term debt as a result of the Company's strategy of using available cash to pay down long-term debt.  It is the Company’s intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's committed revolving credit agreement allow.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company has an amended and restated credit agreement, which provides it with an unsecured revolving credit facility of $350,000, maturing in March 2007.  During the first quarter of 2005, the Company entered into an amendment of its bank agreement, which reduced the interest rate margin and commitment fees on certain borrowings, eliminated the provisions that, under some circumstances, provided lenders with security interests in certain of the Company's assets, and eliminated the $100,000 step down of available funds  ($50,000 in both March and November 2005).  The amendment also increased the Company's flexibility to raise dividends and repurchase common stock, provided it maintains a debt to capitalization ratio at or below 30%, and increased the Company's acquisition capacity from $100,000 to $400,000 per annum, cumulative.  Under the credit agreement, the Company is not required to maintain compensating balances. The agreement also contains certain restrictive covenants setting forth minimum coverage requirements, maximum leverage, and a number of other limitations, including restrictions with respect to capital expenditures and investments. The Company was in compliance with all covenants as of and for the quarter ended March 27, 2005. The Company had no borrowings outstanding under its committed revolving credit facility at March 27, 2005.  The Company also has other uncommitted lines from various banks, of which approximately $37,700 was utilized at March 27, 2005.  Amounts available and unused under the committed line at March 27, 2005 were approximately $344,300.  The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in 2005.

The Company is party to a three-year receivable securitization program, expiring in December 2006. Under this program, the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  The program provides the Company with a cost-effective source of working capital and short-term financing. Based on the amount of eligible accounts receivable as of March 27, 2005, the Company had availability under this program to sell $62,605, all of which was utilized.

The Company had letters of credit of approximately $27,300 and purchase commitments of $131,500 outstanding at March 27, 2005. Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 26, 2004, did not materially change outside of payments made in the normal course of business.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company has outstanding $250,000 in principal amount of senior convertible debentures due 2021.  The senior convertible debentures bear interest at 2.75%, subject to an upward adjustment in the rate, with the total rate not to exceed 11%, commencing in December 2005 should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in the first quarter of 2005.  The holders of these debentures may put the notes back to Hasbro in December 2005, December 2011 and December 2016 at the original principal amount.  At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company's discretion.  While the Company's current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash.  Due to this put option, these debentures are classified on the Company’s balance sheet in the current portion of long-term debt.  Subsequent to December 1, 2005, any notes that the holders have not elected to put back to the Company will be reclassified to long-term debt.

The Company believes that cash from operations, including the securitization facility, and, if necessary, its line of credit, will allow the Company to meet these and other obligations listed. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's revolving credit agreement and other sources of financing allow.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

-------------------------------------------------------------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, inventory valuation, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments and pension costs and obligations.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2004 and no impairment was indicated.  At March 27, 2005, the Company has goodwill and intangible assets with indefinite lives of $544,657 recorded on the balance sheet.

 HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows the asset is expected to generate.  If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows.  The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues.  Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge.  The estimation of discounted cash flows also requires the selection of an appropriate discount rate.  The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.  Intangible assets covered under this policy were $534,089 at March 27, 2005. During the first quarter of 2005, there were no impairment charges related to these intangible assets.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product.  If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required.  The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates.  Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties.  At March 27, 2005, the Company had $151,801 of prepaid royalties, $70,461 of which are included in prepaid expenses and other current assets and $81,340 which are included in other assets.

The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected compensation increases, and applicable discount rates. The estimates for the Company's domestic plans are established for the upcoming year at the Company's measurement date of September 30. The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company's estimate of expected return on plan assets for its domestic plans is 8.75% for 2005, which is the same estimate used in 2004. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. For the Company's domestic plans, a decrease of 1% in the 2004 estimate of expected return on plan assets would have increased 2004 annual pension expense by approximately $1,700.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Expected compensation increases are estimated using a combination of historical compensation increases with expected compensation increases in the Company's long-term business forecasts. Based on this analysis, the Company's estimate of expected long-term compensation increases for its domestic plans is 4.0% in 2005, which is the same estimate used in 2004.  . Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return on high quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company considers Moody's long-term Aa Corporate Bond yield at the measurement date as an appropriate guide in setting this rate. Based on the Moody's long-term Corporate Bond yield at September 30, 2004, the Company's measurement date for its pension assets and liabilities, the Company selected a discount rate for its domestic plans of 5.75%.  Pension expense for the Company's domestic plans in 2004 was based on a discount rate of 6.0%.  A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. For the Company's domestic plans, a decrease of 1% in the Company's 2004 discount rate would have increased 2004 annual pension expense and the projected benefit obligation by approximately $3,180 and $34,300, respectively. In accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods.  Assets in the plan are valued on the basis of their fair market value on the measurement date.

FINANCIAL RISK MANAGEMENT

--------------------------------------------------

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, primarily resulting from sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations are more likely to be affected by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Canadian dollar and Mexican peso and, to a lesser extent, currencies in Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its estimated foreign currency transactions using forward foreign exchange contracts and purchased foreign currency options.

The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency.  The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.  The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.   The Company does not speculate in foreign currency exchange contracts.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

At March 27, 2005, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $620,891.  Also at March 27, 2005, the Company had fixed-for-floating interest rate swaps with notional amounts of $150,000.  The interest rate swaps are designed to adjust the amount of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt.  Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt.  At March 27, 2005, these contracts had a fair value of $1,970, with $1,525 included in other assets, and the other $445 included in prepaid expenses and other current assets, with corresponding fair value adjustments to increase long-term debt and current portions of long-term debt, respectively.

FORWARD-LOOKING STATEMENTS AND

FACTORS THAT MAY AFFECT FUTURE RESULTS

------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to:

•

the Company's ability to manufacture, source and ship new and continuing products in a timely manner and customers' and consumers' acceptance of those products at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of products;

•

economic and public health conditions, including factors which impact the retail market and retail demand or the Company's ability to manufacture and deliver products, higher fuel and commodity prices, higher transportation costs and potential transportation delays, currency fluctuations, government regulation and other conditions in the various markets in which the Company operates throughout the world;

•

the concentration of the Company's customers;

•

the Company's ability to generate sales during the fourth quarter, particularly during the relatively brief holiday season, which is the period in which the Company derives a substantial portion of its revenues;

•

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

•

work stoppages, slowdowns or strikes, which may impact the Company's ability to manufacture or deliver product;

•

concentration of manufacturing of many of the Company's products in the People's Republic of China and the associated impact to the Company of health conditions and other factors affecting social and economic activity in China or affecting the movement of people and products into and out of China, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured in China;

•

an adverse change in purchasing policies or the bankruptcy or other lack of success of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues, operating margins, or bad debt exposure;

•

the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain employees in a competitive environment;

•

the risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization;

•

the risk that the market appeal of the Company's licensed products will be less than expected or that the sales revenue generated by those products will be insufficient to cover the minimum guaranteed royalties;

•

the Company's ability to obtain and enforce intellectual property rights both in the United States and other worldwide territories;

•

the risk that any litigation or arbitration disputes or regulatory investigations could entail significant expense and result in significant fines or other harm to the Company's business;

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

•

the Company's ability to obtain external financing on terms acceptable to it in order to meet working capital needs;

•

the Company's ability to generate sufficient available cash flow to service its outstanding debt;

•

restrictions that the Company is subject to under its credit agreement;

•

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

•

market conditions, third party actions or approvals, the impact of competition and other factors that could delay or increase the cost of implementation of the Company's consolidation programs, or alter the Company's actions and reduce actual results;

•

the risk that the Company may be subject to governmental sanctions for failure to comply with applicable regulations or to product liability suits relating to products it manufactures and distributes;

•

the risk that the Company's reported goodwill may become impaired, requiring the Company to take a charge against its income;

•

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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 27, 2005. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 27, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 6, 1999, the Board of Directors authorized a common share repurchase program for up to $500 million in common stock.  No repurchases were made under this program during the first quarter of 2005.  At March 27, 2005, $204.5 million remained under this authorization.

No share repurchases were made by the Company during the first quarter of 2005.

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

Item 6. Exhibits (continued)

4.5	First Amendment to the Company's Third Amended and Restated Revolving Credit Agreement dated March 11, 2005.

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

10	Hasbro, Inc. 2005 Management Incentive Plan.

11	Computation of Earnings Per Common Share - Quarters
Ended March 27, 2005 and March 28, 2004.

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended March 27, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: April 27, 2005	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 27, 2005

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

4.5	First Amendment to the Company's Third Amended and Restated Revolving Credit Agreement dated March 11, 2005.

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

10	Hasbro, Inc. 2005 Management Incentive Plan.

11	Computation of Earnings Per Common Share - Quarters
Ended March 27, 2005 and March 28, 2004.

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended March 27, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.