Form 10-Q
period 2005-06-26
HASBRO INC
filed 2005-07-29
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes X or No

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 19, 2005 was 179,000,546.

1

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 26,	June 27,	Dec. 26,
Assets	2005	2004	2004
	---------	---------	---------
Current assets
Cash and cash equivalents	$642,831	480,144	725,002
Accounts receivable, less allowance
for doubtful accounts of $35,700,
$39,300 and $37,000	348,200	307,013	578,705
Inventories	262,471	237,129	194,780

Deferred income taxes	92,241	114,101	93,134
Prepaid expenses	116,680	150,359	126,601
	--------------	--------------	--------------
Total current assets	1,462,423	1,288,746	1,718,222

Property, plant and equipment, net	171,762	203,586	206,934
	--------------	--------------	--------------

Other assets
Goodwill	468,034	473,402	469,726
Other intangibles, less accumulated amortization
of $540,300, $465,600 and $489,200	652,213	681,302	637,929
Other	243,282	230,115	207,849
	--------------	--------------	--------------
Total other assets	1,363,529	1,384,819	1,315,504
	--------------	--------------	--------------

Total assets	$2,997,714	2,877,151	3,240,660
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 26,	June 27,	Dec. 26,
Liabilities and Shareholders' Equity	2005	2004	2004
	---------	---------	---------
Current liabilities
Short-term borrowings	$13,177	43,014	17,959
Current installments of long-term debt	355,005	1,331	324,124
Accounts payable	136,210	125,696	167,585
Accrued liabilities	488,464	493,334	638,943
	--------------	--------------	--------------
Total current liabilities	992,856	663,375	1,148,611

Long-term debt, excluding current installments	247,554	651,281	302,698
Deferred liabilities	150,810	145,370	149,627
	--------------	--------------	--------------
Total liabilities	1,391,220	1,460,026	1,600,936
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	370,289	385,919	380,745
Deferred compensation	(52)	(499)	(98)
Retained earnings	1,714,807	1,571,871	1,721,209
Accumulated other comprehensive earnings	35,866	16,946	82,388
Treasury stock, at cost; 31,132,522 shares at
June 26, 2005, 32,902,491 at June 27, 2004
and 32,379,369 at December 26, 2004	(619,263)	(661,959)	(649,367)
	--------------	--------------	--------------
Total shareholders' equity	1,606,494	1,417,125	1,639,724
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$2,997,714	2,877,151	3,240,660
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	--------------------		-------------------------
	June 26, 2005 --------	June 27, 2004 --------	June 26, 2005 ---------	June 27, 2004 ---------
Net revenues	$572,388	516,433	1,027,332	990,680
Cost of sales	224,766	207,350	390,741	394,073
	------------	------------	-------------	-------------
Gross profit	347,622	309,083	636,591	596,607
	------------	------------	-------------	-------------
Expenses
Amortization	26,930	15,752	51,685	30,993
Royalties	50,795	34,021	91,667	66,660
Research and product development	36,514	37,696	67,555	69,379
Advertising	64,974	59,018	119,164	114,348
Selling, distribution and administration	141,289	139,867	277,860	277,826
	------------	-------------	-------------	--------------
Total expenses	320,502	286,354	607,931	559,206
	------------	-------------	-------------	--------------
Operating profit	27,120	22,729	28,660	37,401
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	7,649	7,924	15,380	16,231
Other (income) expense, net	(13,219)	(8,047)	(16,185)	(10,093)
	------------	-------------	-------------	--------------
Total nonoperating (income) expense	(5,570)	(123)	(805)	6,138
	------------	-------------	-------------	--------------
Earnings before income taxes	32,690	22,852	29,465	31,263
Income taxes	3,236	4,013	3,724	5,892
	------------	-------------	-------------	-------------
Net earnings	$29,454	18,839	25,741	25,371
	=======	=======	=======	========

Net earnings per common share
Basic	$.17	.11	.14	.14
	=======	=======	=======	=======
Diluted	$.13	.06	.13	.08
	=======	=======	=======	=======
Cash dividends declared per
common share	$.09	.06	.18	.12
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 26, 2005 and June 27, 2004
(Thousands of Dollars)
(Unaudited)
	2005	2004
	-------	-------
Cash flows from operating activities
Net earnings	$25,741	25,371
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization of plant and equipment	31,948	30,939
Other amortization	51,685	30,993
Change in fair value of liabilities potentially settleable
in common stock	(760)	(10,220)
Deferred income taxes	(10,842)	9,454
Compensation earned under restricted stock programs	46	180
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	217,905	309,200
Increase in inventories	(72,995)	(67,138)
Decrease (increase) in prepaid expenses and other current assets	19,258	(30,568)
Decrease in accounts payable and accrued liabilities	(209,149)	(292,983)
Long-term advances and other	(34,845)	5,622
	------------	------------
Net cash provided by operating activities	17,992	10,850
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(30,640)	(37,775)
Investments and acquisitions	(65,000)	(9,824)
Proceeds from sale of property, plant and equipment	30,465	2,449
Other	768	(320)
	------------	------------
Net cash utilized by investing activities	(64,407)	(45,470)
	------------	------------
Cash flows from financing activities
Repurchases of and repayments of borrowings with original
maturities of more than three months	(21,329)	(29,523)
Net (repayments) proceeds of other short-term borrowings	(4,281)	20,101
Purchase of common stock	(7,341)	-
Stock option transactions	23,607	18,996
Dividends paid	(26,711)	(15,851)
	------------	------------
Net cash utilized by financing activities	(36,055)	(6,277)
	------------	------------
Effect of exchange rate changes on cash	299	294
	------------	------------
Decrease in cash and cash equivalents	(82,171)	(40,603)
Cash and cash equivalents at beginning of year	725,002	520,747
	------------	------------
Cash and cash equivalents at end of period	$642,831	480,144
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Six Months Ended June 26, 2005 and June 27, 2004
(Thousands of Dollars)
(Unaudited)

	2005	2004
	-------	-------
Supplemental information
Cash paid during the period for:
Interest	$15,943	18,560
Income taxes	$ 9,807	25,455

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	------------------		------------------
	June 26, 2005 -------	June 27, 2004 -------	June 26, 2005 -------	June 27, 2004 -------
Net earnings	$29,454	18,839	25,741	25,371
Other comprehensive earnings (loss)	(30,461)	(4,241)	(46,522)	(13,538)
	----------	----------	----------	----------
Total comprehensive earnings (loss)	$(1,007)	14,598	(20,781)	11,833
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 26, 2005 and June 27, 2004, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The quarterly and year to date periods ended June 26, 2005 and June 27, 2004 are 13-week and 26-week periods, respectively.

The results of operations for the six months ended June 26, 2005 are not necessarily indicative of results to be expected for the full year.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (2)   Earnings per share data for the fiscal quarters and six months ended June 26, 2005 and June 27, 2004 were computed as follows:

	2005		2004
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic --------	Diluted -------
Net earnings	$ 29,454	29,454	18,839	18,839
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(5,730)	-	(8,520)
Interest expense on contingent convertible
debentures due 2021	-	1,066	-	-
	------------	------------	------------	------------
Adjusted net earnings	$ 29,454	24,790	18,839	10,319
	=======	=======	=======	=======

Average shares outstanding	178,463	178,463	176,417	176,417
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,412	-	5,721
Contingent convertible debentures
due 2021	-	11,574	-	-
Options and warrants	-	2,181	-	2,529
	------------	------------	------------	------------
Equivalent shares	178,463	197,630	176,417	184,667
	=======	=======	=======	=======

Net earnings per share	$ .17	.13	.11	.06
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2005		2004
	-----------------		-----------------
Six Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 25,741	25,741	25,371	25,371
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(760)	-	(10,220)
	------------	------------	------------	------------
Adjusted net earnings	$ 25,741	24,981	25,371	15,151
	=======	=======	=======	=======

Average shares outstanding	178,113	178,113	176,079	176,079
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,358	-	5,363
Options and warrants	-	2,239	-	2,868
	------------	------------	------------	------------
Equivalent shares	178,113	185,710	176,079	184,310
	=======	=======	=======	=======

Net earnings per share	$ .14	.13	.14	.08
	=======	=======	=======	=======

In December 2004 the Company adopted Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", which states that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. EITF Issue 04-8 requires application on a retroactive basis and restatement of prior period earnings per share, and was effective for periods ending after December 15, 2004. For the six months ending June 26, 2005 and the quarter and six months ending June 27, 2004, the effect of the assumed conversion had an anti-dilutive effect on earnings per share, and accordingly, no adjustment to the diluted earnings per share calculation was necessary.  For the quarter ended June 26, 2005, the effect of the assumed conversion was dilutive, and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings for the interest expense incurred for these debentures and the denominator includes an adjustment for the shares issuable upon conversion.

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract.  For the quarters and the six months ended June 26, 2005 and June 27, 2004, the warrants had a more dilutive impact on earnings per share, assuming they were treated as an equity contract. Accordingly, for the diluted earnings per share calculation for these periods, the numerator includes an adjustment to earnings for the income included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of quarter end.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Options and warrants to acquire shares totaling 7,887 at June 26, 2005 and 5,509 at June 27, 2004 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

 (3)   Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company’s existing stock plans, stock options are granted at, or above, the fair market value of the Company’s stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of Statement of Financial Accounting Standards No. 123 for stock options awarded, the impact on the Company’s net earnings and net earnings per share for the fiscal quarters and six months ended June 26, 2005 and June 27, 2004 would have been:

	Quarter Ended		Six Months Ended
	------------------		------------------
	June 26, 2005 -------	June 27, 2004 -------	June 26, 2005 -------	June 27, 2004 -------
Reported net earnings	$29,454	18,839	25,741	25,371
Add:
Stock-based employee compensation expense included in reported net earnings, net of tax	8	61	29	122
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,488)	(3,897)	(6,965)	(6,540)
	----------	----------	----------	----------
Pro forma net earnings	$25,974	15,003	18,805	18,953
	======	======	======	======

Reported net earnings per share
Basic	$.17	.11	.14	.14
	======	======	======	======
Diluted	$.13	.06	.13	.08
	======	======	======	======

Pro forma net earnings per share
Basic	$.15	.09	.11	.11
	======	======	======	======
Diluted	$.11	.04	.10	.05
	======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (4)   Other comprehensive earnings (loss) for the quarter and six months ended June 26, 2005 and June 27, 2004 consist of the following:

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
	---------	---------	---------	---------
Foreign currency translation adjustments	$(31,852)	(249)	(55,607)	(9,573)
Changes in value of available-for-sale securities, net of tax	1,267	(4,298)	3,204	(7,386)
(Losses) gains on cash flow hedging activities, net of tax	(10)	(358)	3,531	(134)
Reclassifications to earnings, net of tax	134	664	2,350	3,555
	----------	----------	----------	----------
Other comprehensive earnings (Ioss)	$(30,461)	(4,241)	(46,522)	(13,538)
	======	======	======	======

Reclassification adjustments from other comprehensive earnings to net earnings of $134 and $2,350 for the quarter and six months ended June 26, 2005, and $664 and $3,555 for the quarter and six months ended June 27, 2004 represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales.  The losses on cash flow hedging derivatives for the quarter and six months ended June 26, 2005 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $23 and $54 for the respective periods. The (losses) gains on cash flow hedging derivatives for the quarter and six months ended June 27, 2004 are net of (losses) on cash flows reclassified to earnings as the result of hedge ineffectiveness of $16 and $(144), respectively. The Company expects the remaining deferred gain on derivative hedging instruments at June 26, 2005 of $1,264 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (5)   The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and six months ended June 26, 2005 and June 27, 2004 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	-------	-------	-------	-------
Service cost	$ 2,941	2,636	144	151
Interest cost	4,471	4,220	500	571
Expected return on assets	(4,621)	(4,145)	-	-
Net amortization and deferrals	864	713	88	134
	--------	--------	--------	--------
Net periodic benefit cost	$ 3,655	3,424	732	856
	=====	=====	=====	=====

	Six Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	-------	-------	-------	-------
Service cost	$ 5,945	5,272	288	302
Interest cost	9,091	8,441	1,000	1,142
Expected return on assets	(9,383)	(8,236)	-	-
Net amortization and deferrals	1,774	1,523	175	268
	--------	--------	--------	--------
Net periodic benefit cost	$ 7,427	7,000	1,463	1,712
	=====	=====	=====	=====

During fiscal 2005 the Company has made cash contributions to its pension plans of approximately $10,207. The Company expects to contribute approximately $3,000 during the remainder of fiscal 2005.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (6)   Hasbro is a worldwide leader in children’s and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys. The Company's main reportable segments are U.S. Toys, Games, and International. The Company has one other segment, Operations, which meets the quantitative thresholds for reportable segments.

In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and plush products, children's consumer electronics, preschool toys and infant products, creative play products, electronic interactive products, electronic learning aids, and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, DVD-based games, handheld electronic games, and trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The Operations segment sources finished product for the majority of the Company's segments. The Company also has other segments that primarily license out certain toy and game properties. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

Results shown for the quarter and six months are not necessarily representative of those that may be expected for the full year 2005, nor were those of the comparable 2004 periods representative of those actually experienced for the full year 2004. Similarly, such results are not necessarily representative of those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and six months ended June 26, 2005 and June 27, 2004 are as follows.

	Quarter Ended
	------------------
	June 26, 2005		June 27, 2004
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. Toys	$209,340	355	167,161	847
Games	142,899	5,003	161,602	7,043
International	210,240	359	179,185	19
Operations (a)	181	182,699	474	167,363
Other segments	9,728	-	8,011	-
Corporate and eliminations	-	(188,416)	-	(175,272)
	------------	------------	------------	------------
	$572,388	-	516,433	-
	=======	=======	=======	=======

	Six Months Ended -------------------------
	June 26, 2005 -----------------		June 27, 2004 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$375,813	510	319,551	1,548
Games	241,936	10,200	289,200	13,580
International	388,127	775	359,926	705
Operations (a)	247	305,550	995	280,025
Other segments	21,209	-	21,008	-
Corporate and eliminations	-	(317,035)	-	(295,858)
	------------	------------	------------	------------
	$1,027,332	-	990,680	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
Operating profit (loss)	June 26, 2005 -------	June 27, 2004 -------	June 26, 2005 -------	June 27, 2004 -------
U.S. Toys	$14,645	(6,991)	22,560	(5,956)
Games	13,443	28,711	14,648	48,295
International	4,532	2,756	(4,169)	(7,276)
Operations (a)	1,282	662	2,016	1,376
Other segments	2,674	231	7,623	3,485
Corporate and eliminations (b)	(9,456)	(2,640)	(14,018)	(2,523)
	-----------	-----------	------------	------------
	$27,120	22,729	28,660	37,401
	======	======	======	======

Total assets	June 26, 2005 -------------	June 27, 2004 -------------
U.S. Toys	$1,026,870	889,895
Games	1,619,307	1,487,190
International	1,324,785	1,231,341
Operations	665,435	520,707
Other segments	106,853	172,604
Corporate and eliminations (b)	(1,745,536)	(1,424,586)
	--------------	--------------
	$2,997,714	2,877,151
	========	========

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

The following table presents consolidated net revenues by class of principal products for the quarters and six month periods ended June 26, 2005 and June 27, 2004. Certain 2004 amounts have been reclassified to conform to the current year presentation.

	Quarter Ended		Six Months Ended
	June 26, 2005 ---------	June 27, 2004 ---------	June 26, 2005 ---------	June 27, 2004 ---------
Boys' toys	$194,200	123,800	351,700	263,400
Games and puzzles	214,300	226,200	378,500	419,300
Preschool toys	40,000	44,400	70,000	85,200
Creative play	25,900	29,900	43,500	57,200
Electronic toys	28,500	40,900	49,000	61,400
Girls toys	42,100	25,400	75,400	48,900
Other	27,388	25,833	59,232	55,280
	------------	------------	--------------	--------------
Net revenues	$572,388	516,433	1,027,332	990,680
	=======	=======	========	========

 (7)   In May 2005 the Company's Board of Directors authorized the repurchase of up to $350 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock. This authorization replaces all prior authorizations. In the second quarter of 2005, the Company repurchased 360 shares at an average price of $20.36. The total cost of these repurchases, including transaction costs, was $7,341.

(8)   During June 2005 the Company reacquired the digital gaming rights for all its owned or controlled properties from Infogrames Entertainment SA (Infogrames) for $65 million. These rights were previously held by Infogrames on an exclusive basis as a result of a license agreement entered into during 2000 with an expiration date in 2016. The consideration paid to reacquire these rights, which represents fair value, is included as a component of other intangibles in the condensed consolidated balance sheet and will be amortized over a 10 year period.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In addition, the Company and Infogrames entered into a new licensing agreement that provides Infogrames exclusive rights to DUNGEONS & DRAGONS and rights to nine other properties for a limited number of platforms. Under the agreement, Hasbro will receive royalty income on Infogrames sales.

 (9)   On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law.  The Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings.  The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate international earnings under the provisions of the Act. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time. The range of possible amounts the Company is considering for repatriation under this provision is between zero and $500,000.  The related potential range of income tax under the law as currently written is between zero and approximately $40,000.

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

In addition to its focus on core brands, the Company’s strategy also involves trying to meet ever changing consumer preferences by identifying and offering innovative products based on market opportunities. In 2004 innovative products such as VIDEONOW COLOR were significant contributors to revenue for the Company. Product offerings for 2005 include the reintroduction of LITTLEST PET SHOP and FURBY.  The Company believes its strategy of focusing on the development of its core brands and continuing to identify innovative new products will help to prevent the Company from being dependent on the success of any one product line.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In 2005 the STAR WARS license has been a significant contributor to the Company's net revenues, driven by the May 19, 2005 release of STAR WARS EPISODE III: REVENGE OF THE SITH.  Major theatrical entertainment-based licenses in 2004 included DREAMWORKS' SHREK II, DISNEY'S THE INCREDIBLES, and LUCASFILM'S STAR WARS. While gross profits for products related to STAR WARS EPISODE III: REVENGE OF THE SITH are generally higher, the increased gross margin is largely offset by royalty expenses incurred on these sales, as well as amortization expense of related property rights.

In recent years the Company has also focused on reducing its fixed costs and increasing its operating margins. As part of this continuous process, in 2004, the Company reassessed the development process in its U.S. Toys segment, moving a greater amount of product development outside of the U.S., resulting in a streamlining of its U.S. Toys workforce.  While the Company has made significant progress in this area over the last few years, it will continue to review its operations in order to determine areas where greater efficiency can be achieved.

The Company's recent strategy has also focused on achieving and maintaining a debt-to-capitalization ratio, defined as total debt, both short-term and long-term, as a percentage of total equity plus total debt, of 25-30%. From 2001 through 2004, as part of this strategy, the Company has repurchased or repaid approximately $547,000 in principal amount of long-term debt, primarily using cash from operations.  The Company believes that the reduction in its debt-to-capitalization ratio has further strengthened its balance sheet and improved its liquidity by decreasing cash required to service outstanding debt, thereby increasing the ability of the Company to obtain additional financing should the need to do so arise.  At June 26, 2005, the Company’s debt-to-capitalization ratio was approximately 28%, which compared to approximately 33% at June 27, 2004 and is consistent with December 26, 2004. Due to the seasonal nature of the business, the Company's debt-to-capitalization ratio normally peaks at the end of the third quarter, when its working capital requirements are greatest.  It is the Company's intent to continue to assess the desirability of using available cash from operations to further reduce its outstanding long-term debt and to maintain this target ratio, as market conditions and the Company's committed revolving credit agreement and other sources of financing allow.

The Company has also taken some additional initiatives to increase shareholder value. In the first quarter of 2005 the Company increased its quarterly dividend from $0.06 per share to $0.09 per share. In addition, in May 2005, the Company announced the authorization by its Board of Directors to repurchase up to $350 million in common stock. Purchases under this plan are discretionary and the Company may suspend or discontinue the plan at any time. In the second quarter of 2005, the Company repurchased 360,000 shares at an average price of $20.36 under this plan.

Consolidation in the toy and game industry and associated retail uncertainty has continued into 2005, and includes the recently completed sale of one of the Company's largest customers, Toys 'R Us.  The Company's remaining customer base continues to become more concentrated. The Company's top three customers, Wal-Mart Stores, Inc., Toys 'R Us, Inc. and Target Corporation, accounted for approximately 46% of full year net revenues in 2004. Wal-Mart Stores, Inc., Target Corporation, and Toys 'R Us, Inc., accounted for approximately 19%, 15%, and 10%, respectively, of net revenues for the six months ended June 26, 2005, and 15%, 12%, and 15%, respectively, of net revenues for the six months ended June 27, 2004.

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

SUMMARY

---------------

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the fiscal quarters and six months ended June 26, 2005 and June 27, 2004.

	Quarter		Six Months
	2005	2004	2005	2004
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.3	40.2	38.0	39.8
	------------	------------	------------	------------
Gross profit	60.7	59.8	62.0	60.2
Amortization	4.7	3.0	5.0	3.1
Royalties	8.9	6.6	8.9	6.7
Research and product development	6.4	7.3	6.6	7.0
Advertising	11.3	11.4	11.6	11.5
Selling, distribution and administration	24.7	27.1	27.1	28.1
	------------	------------	------------	------------
Operating profit	4.7	4.4	2.8	3.8
Interest expense	1.3	1.5	1.5	1.6
Other (income) expense, net	(2.3)	(1.5)	(1.6)	(1.0)
	------------	------------	------------	------------
Earnings before income taxes	5.7	4.4	2.9	3.2
Income taxes	0.6	0.8	0.4	0.6
	------------	------------	------------	------------
Net earnings	5.1%	3.6%	2.5%	2.6%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
Net earnings for the quarter and six months ended June 26, 2005 were $29,454 and $25,741, respectively, compared with net earnings of $18,839 and $25,371 for the respective periods of 2004. Basic earnings per share for the quarter and six months ended June 26, 2005 were $0.17 and $0.14 compared with basic earnings per share of $0.11 and $0.14 for the respective periods in 2004.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Diluted earnings per share were $0.13 for the quarter and six months ended June 26, 2005, compared with diluted earnings per share of $0.06 and $0.08 for the respective periods in 2004.

Consolidated net revenues for the quarter ended June 26, 2005 increased 11% to $572,388 compared with $516,433 for the quarter ended June 27, 2004. For the six months ended June 26, 2005, consolidated net revenues were $1,027,332 compared to $990,680 for the six months ended June 27, 2004, an increase of 4%. Operating profit for the quarter ended June 26, 2005 was $27,120 compared to $22,729 in the second quarter of 2004. Operating profit for the 2005 six-month period was $28,660 compared to an operating profit of $37,401 for the six-month period of 2004. Most of the Company's revenues and operating earnings are derived from its three principal segments: U.S. Toys, Games and International. The following table presents net revenues and operating profit (loss) data for the Company's three principal segments for the quarter and six months ending June 26, 2005 and June 27, 2004.

	Quarter			Six Months
			%			%
	2005	2004	Change	2005	2004	Change
	-------------	-------------	------------	-------------	-------------	------------
Net Revenues
U.S. Toys	$209,340	167,161	25%	375,813	319,551	18%
Games	142,899	161,602	(12%)	241,936	289,200	(16%)
International	210,240	179,185	17%	388,127	359,926	8%

Operating Profit (Loss)
U.S. Toys	$ 14,645	$ (6,991)	309%	$ 22,560	$ (5,956)	479%
Games	13,443	28,711	(53%)	14,648	48,295	(70%)
International	4,532	2,756	64%	(4,169)	(7,276)	43%

U.S. TOYS
U.S. Toys segment net revenues for the quarter ended June 26, 2005 increased 25% to $209,340 from $167,161 for the quarter ended June 27, 2004.  Net revenues for the six months ended June 26, 2005 increased 18% to $375,813 from $319,551 for the six months ended June 27, 2004. The increase for both the quarter and six-month period was primarily due to increased shipments of STAR WARS products as a result of the theatrical release of STAR WAR EPISODE III: REVENGE OF THE SITH.  In addition, revenues were also positively impacted by sales of LITTLEST PET SHOP. These increases were partially offset by decreased sales of PLAYSKOOL, BEYBLADE, SHREK and VIDEONOW products. Revenues for the quarter ended June 26, 2005 were also positively impacted by increased sales of TRANSFORMERS products although these products had lower revenues for the six months ended June 26, 2005 compared to the same period in 2004.

The U.S. Toys segment had an operating profit of $14,645 for the quarter ended June 26, 2005 compared to an operating loss of $(6,991) for the quarter ended June 27, 2004. For the six months ended June 26, 2005, the U.S. Toys segment had an operating profit of $22,560 compared to an operating loss of $(5,956) for the six months ended June 27, 2004.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

 (Thousands of Dollars Except Per Share Data)

This increase in operating profit for both the quarter and six month period primarily related to increased gross profit as a result of the higher net revenues as well as a change in product mix, due to the increased sales of STAR WARS products which carry a higher gross margin. The increased gross profit was partially offset by increased royalties and amortization, driven by the increased sales of STAR WARS products.

GAMES
Games segment net revenues decreased by 12% to $142,899 for the quarter ended June 26, 2005 from $161,602 for the quarter ended June 27, 2004. Net revenues for the six months ended June 26, 2005 decreased 16% to $241,936 from $289,200 for the six months ended June 27, 2004. The decrease primarily relates to lower revenues from trading card games, including sales of MAGIC: THE GATHERING and DUEL MASTERS products.  To a lesser extent, the decrease is also due to lower sales of traditional board games due to a change in retailer buying patterns with less of expected product purchases occurring in the first half of the year than has occurred in past years. The Company expects that a larger percentage of the annual sales of these products will occur in the fourth quarter.

Games segment operating profit decreased to $13,443 for the quarter ended June 26, 2005 from $28,711 for the quarter ended June 27, 2004. Operating profit for the six months ended June 26, 2005 decreased to $14,648 from $48,295 for the six months ended June 27, 2004. The decrease in operating margin was principally the result of decreased gross profit as the result of the decline in sales. The decline in sales occurred principally in the trading card game business, which has a higher gross margin than traditional board games.

INTERNATIONAL
International segment net revenues increased by 17% to $210,240 for the quarter ended June 26, 2005 from $179,185 for the quarter ended June 27, 2004. Net revenues for the six months ended June 26, 2005 increased 8% to $388,127 from $359,926 for the six months ended June 27, 2004. For the quarter and six months ended June 26, 2005, International segment net revenues were positively impacted by currency translation of approximately $8,700 and $15,900, respectively, as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, the increase in local currency revenue for the quarter and six month period was primarily the result of increased sales of STAR WARS products offset by decreased sales of BEYBLADE, MAGIC: THE GATHERING and DISNEY products. 2005 sales were also positively impacted by sales of LITTLEST PET SHOP, DUEL MASTERS and MY LITTLE PONY.

The International segment had an operating profit of $4,532 for the quarter ended June 26, 2005, compared to an operating profit of $2,756 for the quarter ended June 27, 2004. Operating loss for the six months ended June 26, 2005 decreased to $4,169 from $7,276 for the six months ended June 27, 2004. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net unfavorable translation impact to International operating profit of approximately $200 for the quarter and $1,100 for the six months ended June 26, 2005.  Absent the impact of foreign exchange rates, the improvement in operating profit was primarily due to increased gross profit as the result of the increase in net revenues. The increase in gross profit was partially offset by increased operating expenses, primarily royalty and amortization expense as the result of the increased sales of STAR WARS products and advertising expense.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

GROSS PROFIT
-----------------------
The Company's gross profit margin increased to 60.7% for the quarter ended June 26, 2005 from 59.8% for the quarter ended June 27, 2004 while gross margin for the six months ended June 26, 2005 increased to 62.0% from 60.2% in the comparable period of 2004. The increase was due to changes in product mix, primarily increased sales of STAR WARS products, which carry a higher gross margin.  Although the STAR WARS products carry a higher gross margin, the increased gross margin is largely offset by higher royalty and amortization expense associated with these products. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit. While estimates of future costs are included in the Company's pricing of its products, other factors, including foreign currency exchange rate fluctuations or a continued significant increase in the price of commodities such as oil based plastic resins, paper and cardboard, could have a negative impact on the Company's gross margins.

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and six-month periods ended June 26, 2005 and June 27, 2004.

	Quarter		Six Months
	2005	2004	2005	2004
	-----------	----------	------------	----------
Amortization	4.7%	3.0%	5.0%	3.1%
Royalties	8.9	6.6	8.9	6.7
Research and product development	6.4	7.3	6.6	7.0
Advertising	11.3	11.4	11.6	11.5
Selling, distribution and administration	24.7	27.1	27.1	28.1

For the quarter and six-month period, amortization expense increased in dollars and as a percentage of net revenues. Amortization expense of $26,930, or 4.7% of net revenues in the second quarter of 2005, compared with $15,752, or 3.0% of net revenues in the second quarter of 2004.  For the six months ended June 26, 2005, amortization expense was $51,685, or 5.0% of net revenues compared with $30,993, or 3.1% of net revenues for the six months ended June 27, 2004. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The increase in 2005 is primarily due to increased amortization of STAR WARS property rights due to the increased sales of STAR WARS products, which carries a higher than average royalty rate as compared to other licensed products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

 (Thousands of Dollars Except Per Share Data)

Royalty expense for the quarter ended June 26, 2005 increased to $50,795, or 8.9% of net revenues from $34,021, or 6.6% of net revenues in the second quarter of 2004.  Royalty expense for the six months ended June 26, 2005 increased to $91,667, or 8.9% of net revenues from $66,660, or 6.7% of net revenues for the six months ended June 27, 2004. The increase is primarily due to the increased sales of STAR WARS products.

Research and product development expenses for the quarter ended June 26, 2005 decreased to $36,514, or 6.4% of net revenues from $37,696 or 7.3% of net revenues for the quarter ended June 27, 2004. These expenses decreased to $67,555 or 6.6% of net revenues for the six months ended June 26, 2005 from $69,379 or 7.0% of net revenues for the six months ended June 27, 2004. The decrease as a percentage of revenues is primarily due to the Company’s realignment of its product development in the fourth quarter of 2004 which resulted in a greater amount of U.S. Toys product development being moved outside of the U.S. and which resulted in a streamlining of the U.S. Toys workforce. Investment in research and product development costs is an important component to the Company's strategy to grow core brands and to create new and innovative toy and game products.

For the quarter, advertising expense increased in dollars to $64,974 in 2005 from $59,018 in 2004, but remained consistent as a percentage of net revenues at 11.3% in 2005 and 11.4% in 2004. For the six months ended June 26, 2005, advertising expense increased in dollars to $119,164 from $114,348 for the six months ended June 27, 2004, but remained consistent as a percentage of net revenues at 11.6% in 2005 and 11.5% in 2004.  The Company continues to focus on marketing as a means to increase and sustain awareness of its core brands, as well as to introduce new products.

For the quarter ended June 26, 2005, the Company's selling, distribution and administration expenses increased in dollars to $141,289 from $139,867 for the quarter ended June 27, 2004, but decreased as a percentage of net revenues to 24.7% of net revenues in 2005, compared to 27.1% in 2004.  For the six months ended June 26, 2005, these expenses increased slightly in dollars to $277,860 from $277,826 in 2004, but decreased as a percentage of net revenues to 27.1% of net revenues in 2005, compared to 28.1% of net revenues in 2004. The increase in dollars for the quarter reflects increased shipping expenses as the result of the increased revenues offset by decreased selling and administrative costs resulting from the Company's cost reduction initiatives.  The decrease as a percentage of net revenues is also partially a function of the increase in net revenues.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the second quarter of 2005 was $7,649 compared with $7,924 in the second quarter of 2004. For the six months ended June 26, 2005, interest expense decreased to $15,380 from $16,231 in 2004. For the quarter and six months ended June 26, 2005, decreases resulting from lower levels of debt were partially offset by increased interest expense as the result of higher interest rates. The decrease in interest expense as the result of lower levels of debt reflects the Company's strategy to reduce its long-term debt.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Other income, net, amounted to $13,219 for the second quarter of 2005, which compares to $8,047 for the quarter ended June 27, 2004.  For the six-month periods, other income, net was $16,185 in 2005 compared to $10,093 in 2004. The increase in each of the periods for 2005 is due to higher interest and dividend income as the result of the higher balances of invested cash. The six-month period in 2005 also includes interest income of $4,140 related to an IRS tax settlement.

Other income for the second quarter and six months ended June 26, 2005 includes non-cash income of $5,730 and $760, respectively, related to the decrease in the fair value of certain warrants required to be classified as a liability. These amounts compare to non-cash income of $8,520 and $10,220 for the quarter and six months ended June 27,2004, respectively. These warrants are required to be adjusted to their fair value each quarter through earnings.  The fair value of these warrants is primarily affected by the Company's stock price, but is also affected by the Company's stock price volatility, dividends, and the risk-free interest rates. Assuming the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings if the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $22.00 per share at June 26, 2005 from its actual price of $20.15 per share on that date, the Company would have recognized a non-cash charge to earnings of approximately $5,420 and $10,400, rather than non-cash income of $5,730 and $760, for the quarter and six months ended June 26, 2005, respectively, to adjust the warrants to their fair value.

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in the second quarter of 2005 was 9.9%, and for the six months was 12.6%, compared to 17.6% and 18.8% in the comparable periods of 2004.

Income tax expense for the quarter and six months ended June 26, 2005 has been reduced by approximately $4 million, due primarily to a recently completed Internal Revenue Service examination of tax years ended in December 2001.

Absent the effect of the adjustment of certain warrants to their fair value as described above, which has no tax effect, and absent the $4 million tax adjustment described above, the 2005 second quarter rate would have been 26.9% and the six months tax rate would have been 27.0%.

The income tax rate for the full year 2004 was 24.6% and, excluding the effect of the adjustment of the above warrants to their fair value, would have been 25.9%. The increase in the rate from the full year 2004 to the first six months of 2005 is primarily due to the expected increase in operating profits in jurisdictions with higher tax rates.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

OTHER INFORMATION
---------------------------------
Typically, due to the seasonal nature of its business, the Company expects the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to customers with order patterns concentrated in the second half of the year. Although this concentration will not be as pronounced in 2005 as other years due to the volume of STAR WARS products sold in the first half in connection with the theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH in May of 2005, the Company still expects a significant amount of its sales to occur in the second half and within that half, the fourth quarter. In 2005, the Company expects an increasing concentration of sales in its Games segment in the second half, and in particular, the fourth quarter. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The strategy of larger mass market retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.  Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales.  At June 26, 2005 and June 27, 2004, the Company's unshipped orders were approximately $527,600 and $522,400, respectively. To the extent that retailers do not sell as much of their year-end inventory purchases during the holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company's revenues. In addition, the bankruptcy, restructuring, or other lack of success of one of the Company's significant retailers could negatively impact the Company's future revenues.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law.  The Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings.  The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate international earnings under the provisions of the Act. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time. The range of possible amounts the Company is considering for repatriation under this provision is between zero and $500,000.  The related potential range of income tax under the law as currently written is between zero and approximately $40,000.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. The Company funds its operations and liquidity needs primarily through cash flows from operations, as well as utilizing, when needed, proceeds from its accounts receivable securitization program and borrowings under its secured and unsecured credit facilities. During 2005, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, using proceeds from the accounts receivable securitization program and borrowings under its available lines of credit.  Although the Company had cash, net of short and long-term debt, of approximately $27,095 as of June 26, 2005, unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results of the Company, which could result in the Company being in non-compliance with covenants under its revolving credit facility and/or receivable securitization program. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most likely require supplementary borrowings to enable the Company to continue to fund its operations.  Also, non-compliance with covenants under its accounts receivable securitization program could result in the Company being unable to utilize this program. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable that would prevent the Company from being able to fully utilize its receivables securitization program.  The Company has been and expects to be in compliance with its borrowing and securitization financial covenants during 2005.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Cash flows provided by operating activities were $17,992 for the six months ended June 26, 2005 compared to $10,850 for the six months ended June 27, 2004. Although net earnings for the six months ended June 26, 2005 of $25,741 were consistent with net earnings $25,371 for the respective period in 2004, operating expenses in 2005 included an increased amount of non-cash expenses, such as amortization expense and utilization of prepaid royalties, which resulted in increased cash provided by operations in 2005. These were partially offset by a $35,000 advance royalty payment made in connection with the release of STAR WARS EPISODE III: REVENGE OF THE SITH. Accounts receivable were $348,200 at June 26, 2005 compared to $307,013 at June 27, 2004. This increase is primarily due to the increased sales in the second quarter of 2005. Days sales outstanding increased to 55 days from 54 days.  Prepaid expenses were $116,680 at June 26, 2005 compared to $150,359 at June 27, 2004. The decrease largely resulted from the utilization of prepaid royalties, primarily STAR WARS royalties. Inventories increased to $262,471 at June 26, 2005 from $237,129 at June 27, 2004 in anticipation of higher sales in the second half of 2005.  Accounts payable and accrued expenses increased slightly to $624,674 at June 26, 2005 from $619,030 at June 27, 2004. Increased accrued income taxes as the result of increased earnings and increases resulting from a higher level of expenses in the second quarter were mostly offset by decreased accrued royalties reflecting decreases in sales of BEYBLADE and SHREK products.

Collectively, property, plant and equipment and other assets decreased $53,114 from the comparable period in the prior year. The decrease is partially due to the sale of the Company's manufacturing facility in Spain in the second quarter of 2005. The decrease in other intangibles to $652,213 at June 26, 2005 from $681,302 at June 27, 2004 reflects amortization, including increased amortization of the STAR WARS property rights as the result of increased sales of related products. The amortization was partially offset by the Company's reacquiring of its digital gaming rights for all of its owned or controlled properties that it had originally licensed to Infogrames Entertainment SA in connection with the sale of its interactive business in December 2000. The Company paid $65,000 in cash to reacquire these rights, which were recorded to other intangibles. The Company made a royalty advance in the second quarter of 2005 of $35,000 in connection with the theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH. This advance was recorded to other long-term assets and was offset by reclassifications to prepaid expenses as the result of the higher utilization of these royalties resulting from the theatrical release.

In May 2005 the Company's Board of Directors authorized the repurchase of up to $350 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions and may be on the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and value of shares that are repurchased will depend on a number of factors, including the price of the Company's common stock. This authorization replaces all prior authorizations. In the second quarter of 2005 the Company repurchased 360,000 shares at an average price of $20.36. The total cost of these repurchases, including transaction costs, was $7,341.

Net cash (borrowings) (cash and cash equivalents less short-term borrowings, current installments of long-term debt, and long-term debt) increased to $27,095 at June 26, 2005 from $(215,482) at June 27, 2004. This reflects an increase in cash of $162,687 reflecting the Company's ability to generate cash from operations. The increase in net cash also reflects lower levels of long-term debt as a result of the Company's strategy of using available cash to pay down long-term debt.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In addition, the Company utilized the proceeds from the sale of certain facilities, primarily its former manufacturing facility in Spain, to repay associated long-term debt in the amount of $21,242. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's committed revolving credit agreement allow.

The Company has an amended and restated credit agreement, which provides it with an unsecured revolving credit facility of $350,000, maturing in March 2007.  During the first quarter of 2005, the Company entered into an amendment of its bank agreement, which reduced the interest rate margin and commitment fees on certain borrowings, eliminated the provisions that, under some circumstances, provided lenders with security interests in certain of the Company's assets, and eliminated the $100,000 step down of available funds  ($50,000 in both March and November 2005).  The amendment also increased the Company's flexibility to raise dividends and repurchase common stock, provided it maintains a debt to capitalization ratio at or below 30%, and increased the Company's acquisition capacity from $100,000 to $400,000 per annum, cumulative.  Under the credit agreement, the Company is not required to maintain compensating balances. The agreement also contains certain restrictive covenants setting forth minimum coverage requirements, maximum leverage, and a number of other limitations, including restrictions with respect to capital expenditures and investments. The Company was in compliance with all covenants as of and for the six months ended June 26, 2005. The Company had no borrowings outstanding under its committed revolving credit facility at June 26, 2005.  The Company also has other uncommitted lines from various banks, of which approximately $34,329 was utilized at June 26, 2005.  Amounts available and unused under the committed line at June 26, 2005 were approximately $344,307.  The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in 2005.

The Company is party to a three-year receivable securitization program, expiring in December 2006. Under this program, the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  The program provides the Company with a cost-effective source of working capital and short-term financing. Based on the amount of eligible accounts receivable as of June 26, 2005, the Company had availability under this program to sell approximately $102,900, all of which was utilized.

The Company had letters of credit of approximately $26,845 and purchase commitments of $294,651 outstanding at June 26, 2005. Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 26, 2004, did not materially change outside of payments made in the normal course of business with the exception of the repayment of the Spain long-term debt of $21,242 described above.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company has outstanding $250,000 in principal amount of senior convertible debentures due 2021.  The senior convertible debentures bear interest at 2.75%, subject to an upward adjustment in the rate, with the total rate not to exceed 11%, commencing in December 2005 should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in the second quarter of 2005.  The holders of these debentures may put the notes back to Hasbro in December 2005, December 2011 and December 2016 at the original principal amount.  At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company's discretion.  While the Company's current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash.  Due to this put option, these debentures are classified on the Company’s balance sheet in the current portion of long-term debt.  Subsequent to December 1, 2005, any notes that the holders have not elected to put back to the Company will be reclassified to long-term debt.

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

Goodwill and other intangible assets deemed to have indefinite lives are tested for impairment at least annually. If an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim test at that time. The impairment test begins by allocating goodwill and intangible assets to applicable reporting units.  Goodwill is then tested using a two-step process that begins with an estimation of the fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows.

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value, which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2004 and no impairment was indicated.  At June 26, 2005, the Company has goodwill and intangible assets with indefinite lives of $543,772 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows the asset is expected to generate.  If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows.  The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues.  Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge.  The estimation of discounted cash flows also requires the selection of an appropriate discount rate.  The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.  Intangible assets covered under this policy were $572,075 at June 26, 2005. During the second quarter and six months ended June 26, 2005, there were no impairment charges related to these intangible assets.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates.  Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties.  At June 26, 2005, the Company had $168,259 of prepaid royalties, $57,258 of which are included in prepaid expenses and other current assets and $111,001 which are included in other assets.

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

At June 26, 2005, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $599,700.  Also at June 26, 2005, the Company had fixed-for-floating interest rate swaps with notional amounts of $150,000.  The interest rate swaps are designed to adjust the amount of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt.  Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt.  At June 26, 2005, these contracts had a fair value of $2,858, with $2,567 included in other assets, and the remaining $291 included in prepaid expenses and other current assets, with corresponding fair value adjustments to increase long-term debt and current portions of long-term debt, respectively.

FORWARD-LOOKING STATEMENTS AND

FACTORS THAT MAY AFFECT FUTURE RESULTS

------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings, and include statements regarding expected product releases, revenues and earnings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

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

•

concentration of manufacturing of many of the Company's products in the People's Republic of China and the associated impact to the Company of health conditions and other factors affecting social and economic activity in China or affecting the movement of people and products into and out of China, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured in China and the impact of foreign currency exchange rates related to the Yuan;

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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 26, 2005. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 26, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2005 3/28/05 - 4/24/05	-	-	-	*
May 2005 4/25/05 - 5/29/05	-	-	-	$350,000,000
June 2005 5/30/05 - 6/26/05	360,000	$20.3622	360,000	$342,658,801
Total	360,000	$20.3622	360,000	$342,658,801

*On May 19, 2005, the Company's Board of Directors authorized the repurchases of up to $350 million in common stock. This authorization replace a prior authorization, dated December 6, 1999 of $500 million, which had $204.5 million remaining. Purchases of the Company's common stock may be made from time to time, subject to certain market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders on May 19, 2005 (the "Annual Meeting"), the Company's shareholders re-elected the following persons to the Board of Directors of the Company: Basil L. Anderson (158,569,388 votes for, 5,788,863 votes withheld), Alan R. Batkin (155,306,540 votes for, 9,051,711 votes withheld), Frank J. Biondi, Jr. (160,353,911 votes for, 4,004,340 votes withheld), John M. Connors, Jr. (160,886,933 votes for, 3,471,318 votes withheld), E. Gordon Gee (161,486,053 votes for, 2,872,198 votes withheld), Jack M. Greenberg (162,711,983 votes for, 1,646,268 votes withheld), Alan G. Hassenfeld (161,498,944 votes for, 2,859,307 votes withheld), Claudine B. Malone (158,934,101 votes for, 5,424,150 votes withheld), Edward M. Philip (162,736,222 votes for, 1,622,029 votes withheld), Eli J. Segal (160,522,887 votes for, 3,835,364 votes withheld), Paula Stern (162,735,363 votes for, 1,622,888 votes withheld), and Alfred J. Verrecchia (162,733,047 votes for, 1,625,204 votes withheld).

At the Annual Meeting, the Company's shareholders also approved:

1) an Amendment to the 2003 Stock Incentive Performance Plan, authorizing the issuance of an additional 5,000,000 shares of common stock, 2,500,000 of which can be delivered pursuant to awards other than stock options or stock appreciation rights, by a vote of 129,730,313 votes for and 17,028,262 against, while 1,234,191 shares abstained; and there were 16,365,485 broker non-votes and

2) the ratification of the selection of KPMG LLP as the Company's independent auditor for the 2005 fiscal year by a vote of 160,526,206 votes for and 2,896,574 against, while 935,471 shares abstained.

Finally, at the Annual Meeting the Company's shareholders rejected the "Hasbro, Inc. – Global Human Rights Standards" shareholder proposal which requested that Hasbro commit itself to the implementation of a code of corporate conduct based on the International Labor Organization human rights standards and United Nations' Norms on the Responsibilities of Transnational Corporations with regard to Human Rights and commit to a program of outside, independent monitoring of compliance with those standards. This proposal was rejected by a vote of 123,142,123 against, 14,058,714 for, while 10,791,929 shares abstained and there were 16,365,485 broker non-votes.

Item 5.   Other Information

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

Item 6. Exhibits (continued)

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

4.5

First Amendment to the Company's Third Amended and Restated Revolving Credit Agreement dated March 11, 2005. (Incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2005, File No. 1-6682.)

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

10.1

Fist Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share – Six Months
Ended June 26, 2005 and June 27, 2004.

11.2	Computation of Earnings Per Common Share - Quarters
Ended June 26, 2005 and June 27, 2004.

Item 6. Exhibits (continued)
12	Computation of Ratio of Earnings to Fixed Charges
Six Months and Quarter Ended June 26, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: July 29, 2005	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 26, 2005

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

4.5

First Amendment to the Company's Third Amended and Restated Revolving Credit Agreement dated March 11, 2005. (Incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2005, File No. 1-6682.)

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

10.1

Fist Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)

11.1	Computation of Earnings Per Common Share – Six Months
Ended June 26, 2005 and June 27, 2004.

11.2	Computation of Earnings Per Common Share - Quarters
Ended June 26, 2005 and June 27, 2004.

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter and Six Months Ended June 26, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.