Form 10-Q
period 2005-09-25
HASBRO INC
filed 2005-10-28
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes X or No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes or No X

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 21, 2005 was 178,349,670.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 25,	Sept. 26,	Dec. 26,
Assets	2005	2004	2004
	---------	---------	---------
Current assets
Cash and cash equivalents	$570,499	305,089	725,002
Accounts receivable, less allowance
for doubtful accounts of $36,700,
$40,500 and $37,000	681,469	697,430	578,705
Inventories	330,779	317,120	194,780
Deferred income taxes	96,321	110,437	93,134
Prepaid expenses	99,386	147,985	126,601
	--------------	--------------	--------------
Total current assets	1,778,454	1,578,061	1,718,222

Property, plant and equipment, net	160,392	195,208	206,934
	--------------	--------------	--------------

Other assets
Goodwill	467,572	473,271	469,726
Other intangibles, less accumulated amortization
of $568,400, $482,500 and $489,200	635,166	664,452	637,929
Other	230,056	211,246	207,849
	--------------	--------------	--------------
Total other assets	1,332,794	1,348,969	1,315,504
	--------------	--------------	--------------

Total assets	$3,271,640	3,122,238	3,240,660
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 25,	Sept. 26,	Dec. 26,
Liabilities and Shareholders' Equity	2005	2004	2004
	---------	---------	---------
Current liabilities
Short-term borrowings	$13,854	16,356	17,959
Current portion of long-term debt	354,809	1,356	324,124
Accounts payable	179,031	188,831	167,585
Accrued liabilities	649,744	635,465	638,943
	--------------	--------------	--------------
Total current liabilities	1,197,438	842,008	1,148,611

Long-term debt, excluding current portion	246,480	632,411	302,698
Deferred liabilities	157,097	146,169	149,627
	--------------	--------------	--------------
Total liabilities	1,601,015	1,620,588	1,600,936
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	361,767	383,849	380,745
Deferred compensation	(38)	(248)	(98)
Retained earnings	1,790,715	1,649,930	1,721,209
Accumulated other comprehensive earnings	28,775	20,785	82,388
Treasury stock, at cost; 31,169,414 shares at
September 25, 2005, 32,720,445
at September 26, 2004 and 32,379,369 at
December 26, 2004	(615,441)	(657,513)	(649,367)
	--------------	--------------	--------------
Total shareholders' equity	1,670,625	1,501,650	1,639,724
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,271,640	3,122,238	3,240,660
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	--------------------		-------------------------
	Sept. 25, 2005 --------	Sept. 26, 2004 --------	Sept. 25, 2005 --------	Sept. 26, 2004 --------
Net revenues	$988,052	947,312	2,015,384	1,937,992
Cost of sales	444,775	423,458	835,516	817,531
	------------	------------	-------------	-------------
Gross profit	543,277	523,854	1,179,868	1,120,461
	------------	------------	-------------	-------------
Expenses
Amortization	28,167	16,888	79,852	47,881
Royalties	66,539	65,087	158,206	131,747
Research and product development	39,387	39,257	106,942	108,636
Advertising	118,845	129,403	238,009	243,751
Selling, distribution and administration	162,061	151,179	439,921	429,005
	------------	-------------	-------------	--------------
Total expenses	414,999	401,814	1,022,930	961,020
	------------	-------------	-------------	--------------
Operating profit	128,278	122,040	156,938	159,441
	------------	-------------	-------------	--------------
Nonoperating (income) expense
Interest expense	7,816	8,257	23,196	24,488
Other (income) expense, net	(5,864)	(5,513)	(22,049)	(15,606)
	------------	-------------	-------------	--------------
Total non-operating (income) expense	1,952	2,744	1,147	8,882
	------------	-------------	-------------	--------------
Earnings before income taxes	126,326	119,296	155,791	150,559
Income taxes	34,263	30,609	37,987	36,501
	------------	-------------	-------------	-------------
Net earnings	$92,063	88,687	117,804	114,058
	=======	=======	=======	========

Net earnings per common share
Basic	$.51	.50	.66	.65
	=======	=======	=======	=======
Diluted	$.47	.43	.61	.52
	=======	=======	=======	=======
Cash dividends declared per
common share	$.09	.06	.27	.18
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 25, 2005 and September 26, 2004
(Thousands of Dollars)
(Unaudited)
	2005	2004
	-------	-------
Cash flows from operating activities
Net earnings	$117,804	114,058
Adjustments to reconcile net earnings to net cash
utilized by operating activities:
Depreciation and amortization of plant and equipment	57,525	55,138
Other amortization	79,852	47,881
Loss on early extinguishment of debt	-	1,072
Change in fair value of liabilities potentially settleable
in common stock	(1,330)	(15,370)
Deferred income taxes	(11,505)	22,969
Compensation earned under restricted stock programs	60	164
Change in operating assets and liabilities (other
than cash and cash equivalents):
Increase in accounts receivable	(116,790)	(78,432)
Increase in inventories	(139,504)	(146,373)
Decrease (increase) in prepaid expenses and other current assets	44,972	(6,298)
Decrease in accounts payable and accrued liabilities	(4,818)	(79,728)
Long-term advances and other	(30,830)	(8,820)
	------------	------------
Net cash utilized by operating activities	(4,564)	(93,739)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(45,604)	(55,265)
Investments and acquisitions	(79,109)	(9,824)
Proceeds from sale of property, plant and equipment	32,950	4,333
Other	91	805
	------------	------------
Net cash utilized by investing activities	(91,672)	(59,951)
	------------	------------
Cash flows from financing activities
Repurchases of and repayments of borrowings with original
maturities of more than three months	(21,329)	(50,385)
Net repayments of other short-term borrowings	(4,154)	(6,803)
Purchase of common stock	(31,777)	-
Stock option transactions	41,529	21,249
Dividends paid	(42,860)	(26,467)
	------------	------------
Net cash utilized by financing activities	(58,591)	(62,406)
	------------	------------
Effect of exchange rate changes on cash	324	438
	------------	------------
Decrease in cash and cash equivalents	(154,503)	(215,658)
Cash and cash equivalents at beginning of year	725,002	520,747
	------------	------------
Cash and cash equivalents at end of period	$570,499	305,089
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 25, 2005 and September 26, 2004
(Thousands of Dollars)
(Unaudited)

	2005	2004
	-------	-------
Supplemental information
Cash paid during the period for:
Interest	$25,630	29,255
Income taxes	$12,903	30,623

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	------------------		------------------
	Sept. 25, 2005 --------	Sept. 26, 2004 --------	Sept. 25, 2005 --------	Sept. 26, 2004 --------
Net earnings	$92,063	88,687	117,804	114,058
Other comprehensive earnings (loss)	(7,091)	3,839	(53,613)	(9,699)
	----------	----------	----------	----------
Total comprehensive earnings	$84,972	92,526	64,191	104,359
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 25, 2005 and September 26, 2004, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarterly and year to date periods ended September 25, 2005 and September 26, 2004 are 13-week and 39-week periods, respectively.

The results of operations for the nine months ended September 25, 2005 are not necessarily indicative of results to be expected for the full year.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (2)   Earnings per share data for the fiscal quarters and nine months ended September 25, 2005 and September 26, 2004 were computed as follows:

	2005		2004
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted ---------	Basic --------	Diluted ---------
Net earnings	$ 92,063	92,063	88,687	88,687
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(570)	-	(5,150)
Interest expense on contingent convertible
debentures due 2021	-	1,066	-	1,066
	------------	------------	------------	------------
Adjusted net earnings	$ 92,063	92,559	88,687	84,603
	=======	=======	=======	=======

Average shares outstanding	178,931	178,931	176,885	176,885
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,243	-	5,918
Contingent convertible debentures
due 2021	-	11,574	-	11,574
Options and warrants	-	2,544	-	1,730
	------------	------------	------------	------------
Equivalent shares	178,931	198,292	176,885	196,107
	=======	=======	=======	=======

Net earnings per share	$ .51	.47	.50	.43
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2005		2004
	-----------------		-----------------
Nine Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$117,804	117,804	114,058	114,058
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(1,330)	-	(15,370)
Interest expense on contingent convertible
debentures due 2021	-	3,197	-	3,197
	------------	------------	------------	------------
Adjusted net earnings	$117,804	119,671	114,058	101,885
	=======	=======	=======	=======

Average shares outstanding	178,386	178,386	176,348	176,348
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,320	-	5,548
Contingent convertible debentures
due 2021	-	11,574	-	11,574
Options and warrants	-	2,340	-	2,488
	------------	------------	------------	------------
Equivalent shares	178,386	197,620	176,348	195,958
	=======	=======	=======	=======

Net earnings per share	$ .66	.61	.65	.52
	=======	=======	=======	=======

In December 2004 the Company adopted Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", which states that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. EITF Issue 04-8 requires application on a retroactive basis and restatement of prior period earnings per share, and was effective for periods ending after December 15, 2004. For the quarter and nine months ended September 25, 2005 and September 26, 2004, the effect of the assumed conversion was dilutive and accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings for the interest expense incurred for these debentures and the denominator includes an adjustment for the shares issuable upon conversion.

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. For the quarters and nine months ended September 25, 2005 and September 26, 2004, the warrants had a more dilutive impact on earnings per share assuming they were treated as an equity contract. Accordingly, for the diluted earnings per share calculation for these periods, the numerator includes an adjustment to earnings for the income included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of quarter end.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Options and warrants to acquire shares totaling 2,929 at September 25, 2005 and 10,292 at September 26, 2004 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

 (3)   Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company’s existing stock plans, stock options are granted at, or above, the fair market value of the Company’s stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of Statement of Financial Accounting Standards No. 123 for stock options awarded, the impact on the Company’s net earnings and net earnings per share for the fiscal quarters and nine months ended September 25, 2005 and September 26, 2004 would have been:

	Quarter Ended		Nine Months Ended
	------------------		------------------
	Sept. 25, 2005 --------	Sept. 26, 2004 --------	Sept. 25, 2005 --------	Sept. 26, 2004 --------
Reported net earnings	$92,063	88,687	117,804	114,058
Add:
Stock-based employee compensation expense included in reported net earnings, net of tax	9	(4)	38	118
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,110)	(3,683)	(11,075)	(10,223)
	----------	----------	----------	----------
Pro forma net earnings	$87,962	85,000	106,767	103,953
	======	======	======	======

Reported net earnings per share
Basic	$.51	.50	.66	.65
	======	======	======	======
Diluted	$.47	.43	.61	.52
	======	======	======	======

Pro forma net earnings per share
Basic	$.49	.48	.60	.59
	======	======	======	======
Diluted	$.45	.41	.55	.47
	======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (4) Other comprehensive earnings (loss) for the quarter and nine months ended September 25, 2005 and September 26, 2004 consist of the following:

	Quarter Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004
	---------	---------	---------	---------
Foreign currency translation adjustments	$(1,900)	5,632	(57,507)	(3,941)
Changes in value of available-for-sale securities, net of tax	(909)	(2,473)	2,295	(9,859)
Losses on cash flow hedging activities, net of tax	(4,061)	(933)	(530)	(1,067)
Reclassifications to earnings, net of tax	(221)	1,613	2,129	5,168
	----------	----------	----------	----------
Other comprehensive earnings (Ioss)	$(7,091)	3,839	(53,613)	(9,699)
	======	======	======	======

Reclassification adjustments from other comprehensive earnings (loss) to net earnings of $(221) and $2,129 for the quarter and nine months ended September 25, 2005, and $1,613 and $5,168 for the quarter and nine months ended September 26, 2004 represent net (gains) losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in the statement of operations.  The (gains) losses on cash flow hedging derivatives for the quarter and nine months ended September 25, 2005 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $(462) and $(516) for the respective periods. The (gains) losses on cash flow hedging derivatives for the quarter and nine months ended September 26, 2004 are net of losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $13 and $157, respectively. The Company expects the remaining deferred loss on derivative hedging instruments at September 25, 2005 of $3,018 in accumulated other comprehensive earnings to be reclassified to earnings during the remainder of 2005 and in 2006.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (5) The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and nine months ended September 25, 2005 and September 26, 2004 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	-------	-------	-------	-------
Service cost	$ 2,971	2,641	144	151
Interest cost	4,545	4,233	500	571
Expected return on assets	(4,690)	(4,129)	-	-
Net amortization and deferrals	886	764	88	134
	--------	--------	--------	--------
Net periodic benefit cost	$ 3,712	3,509	732	856
	=====	=====	=====	=====

	Nine Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	-------	-------	-------	-------
Service cost	$ 8,914	7,913	432	453
Interest cost	13,634	12,674	1,500	1,713
Expected return on assets	(14,070)	(12,365)	-	-
Net amortization and deferrals	2,660	2,287	263	402
	----------	---------	--------	--------
Net periodic benefit cost	$ 11,138	10,509	2,195	2,568
	======	======	=====	=====

During fiscal 2005 the Company has made cash contributions to its pension plans of approximately $11,163. The Company expects to contribute approximately $2,000 during the remainder of fiscal 2005.

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

In the United States, the U.S. Toys segment includes the design, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and plush products, children's consumer electronics, preschool toys and infant products, creative play products, electronic interactive products, electronic learning aids, and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, DVD-based games, handheld electronic games, plug and play electronic games and trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and certain game products in non-U.S. markets. The Operations segment sources finished product for the majority of the Company's segments. The Company also has other segments that primarily license out certain toy and game properties. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

Results shown for the quarter and nine months are not necessarily representative of those that may be expected for the full year 2005, nor were those of the comparable 2004 periods representative of those actually experienced for the full year 2004. Similarly, such results are not necessarily representative of those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and nine months ended September 25, 2005 and September 26, 2004 are as follows.

	Quarter Ended
	------------------
	September 25, 2005		September 26, 2004
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. Toys	$393,112	217	369,703	958
Games	252,927	5,695	236,501	9,514
International	333,052	203	331,554	173
Operations (a)	211	425,909	1,100	352,902
Other segments	8,750	-	8,454	-
Corporate and eliminations	-	(432,024)	-	(363,547)
	------------	------------	------------	------------
	$988,052	-	947,312	-
	=======	=======	=======	=======

	Nine Months Ended -------------------------
	September 25, 2005 -----------------		September 26, 2004 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
U.S. Toys	$768,925	727	689,254	2,506
Games	494,863	15,895	525,701	23,094
International	721,179	978	691,480	878
Operations (a)	458	731,459	2,095	632,927
Other segments	29,959	-	29,462	-
Corporate and eliminations	-	(749,059)	-	(659,405)
	------------	------------	------------	------------
	$2,015,384	-	1,937,992	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
Operating profit (loss)	Sept. 25, 2005 -------	Sept. 26, 2004 -------	Sept. 25, 2005 -------	Sept. 26, 2004 -------
U.S. Toys	$33,967	20,848	56,527	14,892
Games	45,477	46,418	60,125	94,713
International	44,993	48,766	40,824	41,490
Operations (a)	16,913	10,611	18,929	11,987
Other segments	650	1,616	8,273	5,101
Corporate and eliminations (b)	(13,722)	(6,219)	(27,740)	(8,742)
	-----------	-----------	------------	------------
	$128,278	122,040	156,938	159,441
	======	======	======	======

Total assets	Sept. 25, 2005 -------	Sept. 26, 2004 -------
U.S. Toys	$1,094,091	969,238
Games	1,716,732	1,573,472
International	1,484,756	1,429,562
Operations	693,450	545,773
Other segments	109,584	171,217
Corporate and eliminations (b)	(1,826,973)	(1,567,024)
	--------------	--------------
	$3,271,640	3,122,238
	========	========

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

The following table presents consolidated net revenues by class of principal products for the quarters and nine month periods ended September 25, 2005 and September 26, 2004. Certain 2004 amounts have been reclassified to conform to the current year presentation.

	Quarter Ended		Nine Months Ended
	Sept. 25, 2005 -------	Sept. 26, 2004 -------	Sept. 25, 2005 -------	Sept. 26, 2004 -------
Boys' toys	$236,200	201,300	587,800	464,700
Games and puzzles	379,100	358,100	757,600	777,500
Preschool toys	75,800	89,300	145,700	174,600
Creative play	51,700	50,000	95,300	107,200
Electronic toys	143,200	165,300	192,200	226,600
Girls toys	69,200	53,400	144,500	102,300
Other	32,852	29,912	92,284	85,092
	------------	------------	--------------	--------------
Net revenues	$988,052	947,312	2,015,384	1,937,992
	=======	=======	========	========

 (7)   In May 2005 the Company's Board of Directors authorized the repurchase of up to $350 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock. This authorization replaces all prior authorizations. In the third quarter and nine months ended September 25, 2005, the Company repurchased 1,168 and 1,528 shares, respectively, at an average price of $20.89 and $20.76, respectively. The total cost of these repurchases, including transaction costs, for the quarter and nine months ended September 25, 2005 was $24,436 and $31,777, respectively.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (8)   On September 9, 2005, the Company purchased the assets and assumed certain liabilities of Wrebbit Inc., a Montreal-based creator and manufacturer of innovative puzzles. The purchase price was approximately $14,100, subject to adjustment. Based on a preliminary allocation of the purchase price, property rights related to acquired product lines of approximately $11,500 were recorded in connection with this acquisition. No goodwill was recorded as a result of this acquisition.

During June 2005 the Company reacquired the digital gaming rights for all its owned or controlled properties from Infogrames Entertainment SA (Infogrames) for $65 million. These rights were previously held by Infogrames on an exclusive basis as a result of a license agreement entered into during 2000 with an expiration date in 2016. The consideration paid to reacquire these rights, which represents fair value, is included as a component of other intangibles in the condensed consolidated balance sheet and will be amortized over a 10-year period. In addition, the Company and Infogrames entered into a new licensing agreement that provides Infogrames exclusive rights to DUNGEONS & DRAGONS and rights to nine other properties for a limited number of platforms. Under the agreement, Hasbro will receive royalty income on Infogrames sales.

 (9)   On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law.  The Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings.  The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate international earnings under the provisions of the Act. The Company expects to complete its evaluation of the effects of the repatriation provision during the fourth quarter of 2005. The range of possible amounts the Company is considering for repatriation under this provision is between zero and $500,000.  The related potential range of income tax under the law as currently written is between zero and approximately $40,000.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars Except Per Share Data)

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash through the sale of a variety of toy and game products both within the United States and in international markets. Most of the Company's products are either internally developed or licensed from outside inventors. In addition to products based on its own core brands, the Company also offers internally developed products tied to licensed movie and television based entertainment and other licensed properties.

The Company's principal business strategies focus on:

•

Growing its core brands,

•

Developing new and innovative toy and game products, and

•

Increasing operating margins by optimizing efficiencies within the Company.

Management views the Company's principal product opportunities as falling into three general categories: core brands, innovative new products and licensed entertainment-based products. Although licensed sales in 2005 represent a significant portion of net revenues due to the theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH, in the past four years the Company has actively sought to reduce its reliance on products based on theatrical properties and to achieve more consistent performance by focusing greater resources on the development and growth of its core brands and on developing innovative products. The Company intends to continue to offer products based on licensed entertainment properties when it believes it is economically beneficial.

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

In addition to its focus on core brands, the Company’s strategy also involves trying to meet ever changing consumer preferences by identifying and offering innovative products based on market opportunities. In 2004 innovative products such as VIDEONOW COLOR were significant contributors to revenue for the Company. Product offerings for 2005 include the reintroduction of LITTLEST PET SHOP, FURBY, CHAT NOW and I-DOG as well as a variety of plug and play games.  The Company believes its strategy of focusing on the development of its core brands and continuing to identify innovative new products will help to prevent the Company from being dependent on the success of any one product line.

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

The Company's recent strategy has also focused on achieving and maintaining a debt-to-capitalization ratio, defined as total debt, both short-term and long-term, as a percentage of total equity plus total debt, of 25-30%. From 2001 through 2004, as part of this strategy, the Company has repurchased or repaid approximately $547,000 in principal amount of long-term debt, primarily using cash from operations.  The Company believes that the reduction in its debt-to-capitalization ratio has further strengthened its balance sheet and improved its liquidity by decreasing cash requirements to service outstanding debt, thereby increasing the ability of the Company to obtain additional financing should the need to do so arise.  At September 25, 2005, the Company’s debt-to-capitalization ratio was approximately 27%, which compared to approximately 30% at September 26, 2004 and 28% at December 26, 2004. Due to the seasonal nature of the business, the Company's debt-to-capitalization ratio normally peaks at the end of the third quarter, when its working capital requirements are greatest. It is the Company's intent to maintain its debt-to-capitalization ratio within the above stated target range.

The Company has also taken some additional initiatives to increase shareholder value. In the first quarter of 2005 the Company increased its quarterly dividend from $0.06 per share to $0.09 per share. In addition, in May 2005, the Company announced the authorization by its Board of Directors to repurchase up to $350 million in common stock. Purchases under this plan are discretionary and the Company may suspend or discontinue the plan at any time. In the second and third quarters of 2005, the Company repurchased an aggregate of 1,528,300 shares at an average price of $20.76 under this authorization.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Consolidation in the toy and game industry and associated retail uncertainty has continued into 2005, and includes the recently completed sale of one of the Company's largest customers, Toys 'R Us.  The Company's remaining customer base continues to become more concentrated. The Company's top three customers, Wal-Mart Stores, Inc., Toys 'R Us, Inc. and Target Corporation, accounted for approximately 46% of full year net revenues in 2004. These same three customers accounted for approximately 21%, 13%, and 12%, respectively, of net revenues for the nine months ended September 25, 2005, and 19%, 15%, and 10%, respectively, of net revenues for the nine months ended September 26, 2004.  The consolidation of customers may provide certain benefits to the Company, such as potentially more efficient product distribution and other decreased costs of sales and distribution, including potential efficiencies related to SKU reductions. However, this consolidation also creates additional risks to the Company's business associated with a major customer having financial difficulties or reducing its business with the Company. In addition, increased customer concentration may decrease the prices the Company is able to obtain for some of its products. The Company believes that its strategy of seeking to produce sought after products, which provide value to both consumers and the Company's customers, will help protect the Company from any negative impact resulting from an environment of increasing retail consolidation.

SUMMARY

---------------

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the fiscal quarters and nine months ended September 25, 2005 and September 26, 2004.

	Quarter		Nine Months
	2005	2004	2005	2004
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.0	44.7	41.5	42.2
	------------	------------	------------	------------
Gross profit	55.0	55.3	58.5	57.8
Amortization	2.9	1.8	4.0	2.5
Royalties	6.7	6.9	7.8	6.8
Research and product development	4.0	4.1	5.3	5.6
Advertising	12.0	13.6	11.8	12.6
Selling, distribution and administration	16.4	16.0	21.8	22.1
	------------	------------	------------	------------
Operating profit	13.0	12.9	7.8	8.2
Interest expense	0.8	0.9	1.2	1.2
Other (income) expense, net	(0.6)	(0.6)	(1.1)	(0.8)
	------------	------------	------------	------------
Earnings before income taxes	12.8	12.6	7.7	7.8
Income taxes	3.5	3.2	1.9	1.9
	------------	------------	------------	------------
Net earnings	9.3%	9.4%	5.8%	5.9%
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

RESULTS OF OPERATIONS
-----------------------------------------
Net earnings for the quarter and nine months ended September 25, 2005 were $92,063 and $117,804, respectively, compared with net earnings of $88,687 and $114,058 for the respective periods of 2004. Basic earnings per share for the quarter and nine months ended September 25, 2005 were $0.51 and $0.66 compared with basic earnings per share of $0.50 and $0.65 for the respective periods in 2004.

Diluted earnings per share were $0.47 and $0.61 for the quarter and nine months ended September 25, 2005, compared with diluted earnings per share of $0.43 and $0.52 for the respective periods in 2004. The 2004 earnings per share amounts have been restated due to the required adoption of EITF 04-08 in the fourth quarter of 2004.

Consolidated net revenues for the quarter ended September 25, 2005 increased 4% to $988,052 compared with $947,312 for the quarter ended September 26, 2004. For the nine months ended September 25, 2005, consolidated net revenues were $2,015,384 compared to $1,937,992 for the nine months ended September 26, 2004, an increase of 4%. For the quarter and nine months ended September 25, 2005, revenues were positively impacted by currency translation of approximately $5,900 and $22,000, respectively. Operating profit for the quarter ended September 25, 2005 was $128,278 compared to $122,040 in the third quarter of 2004. Operating profit for the 2005 nine-month period was $156,938 compared to an operating profit of $159,441 for the nine-month period of 2004.  Most of the Company's revenues and operating earnings are derived from its three principal segments: U.S. Toys, Games and International. The following table presents net revenues and operating profit data for the Company's three principal segments for the quarter and nine months ending September 25, 2005 and September 26, 2004.

	Quarter			Nine Months
			%			%
	2005	2004	Change	2005	2004	Change
	-------------	-------------	------------	-------------	-------------	------------
Net Revenues
U.S. Toys	$393,112	369,703	6%	768,925	689,254	12%
Games	252,927	236,501	7%	494,863	525,701	(6%)
International	333,052	331,554.5%		721,179	691,480	4%

Operating Profit
U.S. Toys	$ 33,967	20,848	63%	56,527	14,892	280%
Games	45,477	46,418	(2%)	60,125	94,713	(37%)
International	44,993	48,766	(8%)	40,824	41,490	(2%)

U.S. TOYS
U.S. Toys segment net revenues for the quarter ended September 25, 2005 increased 6% to $393,112 from $369,703 for the quarter ended September 26, 2004.  Net revenues for the nine months ended September 25, 2005 increased 12% to $768,925 from $689,254 for the nine months ended September 26, 2004.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

 (Thousands of Dollars Except Per Share Data)

The increase for the quarter and nine months was primarily due to increased shipments of STAR WARS products as a result of the theatrical release of STAR WAR EPISODE III: REVENGE OF THE SITH.  In addition, revenues were also positively impacted by sales of LITTLEST PET SHOP and the reintroduction of FURBY, as well as increased sales of NERF products. These increases were partially offset by decreased sales of VIDEONOW, FURREAL FRIENDS, BOOHBAH and BEYBLADE products. Revenues for the nine months ended September 25, 2005 were also negatively impacted by decreased sales of certain licensed products, primarily SHREK and POKEMON products, as well as decreased sales of PLAYSKOOL and G.I. JOE products.

The U.S. Toys segment had an operating profit of $33,967 for the quarter ended September 25, 2005 compared to an operating profit of $20,848 for the quarter ended September 26, 2004. For the nine months ended September 25, 2005, the U.S. Toys segment had an operating profit of $56,527 compared to an operating profit of $14,892 for the nine months ended September 26, 2004.

This increase in operating profit for the quarter primarily related to decreased advertising expense as well as increased gross profit. Increased gross profit was the result of the higher net revenues as well as a change in product mix, due to the increased sales of STAR WARS products which carry a higher gross margin. Advertising decreased due to the sales mix, as a greater percentage of current year sales were STAR WARS products, which do not require as much advertising as core brands. Increased royalties and amortization expense for the quarter as a result of the increased STAR WARS sales were partially offset by decreased royalty expense on other licensed products, including SHREK, DISNEY and BEYBLADE products. The increased operating profit for the nine-month period was the result of increased gross profit, which was partially offset by increased royalties and amortization, driven by the increased sales of STAR WARS products.

GAMES
Games segment net revenues increased by 7% to $252,927 for the quarter ended September 25, 2005 from $236,501 for the quarter ended September 26, 2004. Net revenues for the nine months ended September 25, 2005 decreased 6% to $494,863 from $525,701 for the nine months ended September 26, 2004. The increase for the quarter is due in part to increased sales of plug and play games such as STAR WARS LIGHT SABER, MX DIRT REBEL, DREAMLIFE and WILD ADVENTURE MINI-GOLF. The increase was also due to increased sales of board games including CANDY LAND and MONOPOLY, which partially offset decreased sales of TRIVIAL PURSUIT games. The decrease for the nine-month period primarily relates to lower revenues from trading card games, including sales of MAGIC: THE GATHERING and DUEL MASTERS products, as well as the decreased sales of TRIVIAL PURSUIT games.  These decreases have been partially offset by the increased sales of plug and play games.

Games segment operating profit decreased slightly to $45,477 for the quarter ended September 25, 2005 from $46,418 for the quarter ended September 26, 2004. Operating profit for the nine months ended September 25, 2005 decreased to $60,125 from $94,713 for the nine months ended September 26, 2004. Increased gross margin for the quarter was offset by higher shipping costs. The decrease in operating margin for the nine-month period was principally the result of decreased gross profit as the result of the decline in sales, as well as changes in product mix. Trading cards sales, which have a higher gross margin than traditional board games and electronic games, have declined in the nine months ended September 25, 2005 and have been partially offset by higher sales of electronic games, which have lower gross margins than traditional board games or trading card games.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

INTERNATIONAL
International segment net revenues remained consistent with the prior year revenues with a slight increase to $333,052 for the quarter ended September 25, 2005 from $331,554 for the quarter ended September 26, 2004. Net revenues for the nine months ended September 25, 2005 increased 4% to $721,179 from $691,480 for the nine months ended September 26, 2004. For the quarter and nine months ended September 25, 2005, International segment net revenues were positively impacted by currency translation of approximately $4,700 and $20,500, respectively, as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, the decrease in local currency revenue for the quarter was primarily the result of decreases in BEYBLADE, VIDEONOW, DUEL MASTERS, FURREAL FRIENDS and ACTION MAN products, offsetting increased sales of STAR WARS products, the introduction of B'DAMAN and the reintroduction of FURBY products. The increase for the nine month period represents increased shipments of STAR WARS, FURBY, LITTLEST PET SHOP and B'DAMAN products partly offset by decreased sales of BEYBLADE, MAGIC: THE GATHERING, FURREAL FRIENDS, and ACTION MAN products, as well as decreases in other licensed products, primarily SHREK and DISNEY products.

The International segment had an operating profit of $44,993 for the quarter ended September 25, 2005, compared to an operating profit of $48,766 for the quarter ended September 26, 2004. Operating profit for the nine months ended September 25, 2005 decreased to $40,824 from $41,490 for the nine months ended September 26, 2004. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net favorable translation impact to International operating profit of approximately $700 for the quarter and an unfavorable translation impact of $400 for the nine months ended September 25, 2005.  Absent the impact of foreign exchange rates, the decline in operating profit for the quarter was the result of higher royalty and amortization expense as a result of increased sales of STAR WARS products, which offset increased gross margins from higher revenues. The slight decrease in the nine-month period was the result of higher royalty, amortization and advertising expense offsetting increased gross margins from the higher revenues.

GROSS PROFIT
-----------------------
The Company's gross profit margin decreased to 55.0% for the quarter ended September 25, 2005 from 55.3% for the quarter ended September 26, 2004 while gross margin for the nine months ended September 25, 2005 increased to 58.5% from 57.8% in the comparable period of 2004. The decrease for the quarter reflects a change in product mix as increased sales of electronic toys and games, which have higher product costs, caused a decrease in overall gross margin. The decrease from this was partially offset by increased sales of STAR WARS products, which carry a higher gross margin.  Gross profit margin for the nine months ended September 25, 2005 was also adversely effected by decreased sales of trading card games, which carry a high gross margin. Although the STAR WARS products carry a higher gross margin, the increased gross margin is largely offset by higher royalty and amortization expense associated with these products. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

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

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and nine-month periods ended September 25, 2005 and September 26, 2004.

	Quarter		Nine Months
	2005	2004	2005	2004
	-----------	----------	------------	----------
Amortization	2.9%	1.8%	4.0%	2.5%
Royalties	6.7	6.9	7.8	6.8
Research and product development	4.0	4.1	5.3	5.6
Advertising	12.0	13.7	11.8	12.6
Selling, distribution and administration	16.4	16.0	21.8	22.1

For the quarter and nine-month period, amortization expense increased in dollars and as a percentage of net revenues. Amortization expense of $28,167, or 2.9% of net revenues in the third quarter of 2005, compared with $16,888 or 1.8% of net revenues in the third quarter of 2004.  For the nine months ended September 25, 2005, amortization expense was $79,852, or 4.0% of net revenues compared with $47,881, or 2.5% of net revenues for the nine months ended September 26, 2004. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The increase in 2005 is primarily due to increased amortization of STAR WARS property rights due to the increased sales of STAR WARS products in 2005.

Royalty expense for the quarter ended September 25, 2005 increased to $66,539, or 6.7% of net revenues from $65,087, or 6.9% of net revenues in the third quarter of 2004.  Royalty expense for the nine months ended September 25, 2005 increased to $158,206, or 7.8% of net revenues from $131,747, or 6.8% of net revenues for the nine months ended September 26, 2004. The increase in royalty expense in dollars was primarily due to increased sales of STAR WARS products. For the quarter, this increase was partially offset by decreased sales of other licensed products, including BEYBLADE, SHREK and DISNEY products.

Research and product development expenses for the quarter ended September 25, 2005 remained consistent with the prior year at $39,387, or 4.0% of net revenues from $39,257 or 4.1% of net revenues for the quarter ended September 26, 2004. These expenses decreased slightly to $106,942 or 5.3% of net revenues for the nine months ended September 25, 2005 from $108,636 or 5.6% of net revenues for the nine months ended September 26, 2004. The decrease as a percentage of revenues is primarily due to the Company’s realignment of its product development in the fourth quarter of 2004 which resulted in a greater amount of U.S. Toys product development being moved outside of the U.S. and which resulted in a streamlining of the U.S. Toys workforce. Investment in research and product development costs is an important component to the Company's strategy to grow core brands and to create new and innovative toy and game products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

For the quarter, advertising expense decreased to $118,845 or 12.0% of net revenues in 2005 from $129,403 or 13.7% of net revenues in 2004. For the nine months ended September 25, 2005, advertising expense decreased to $238,009 or 11.8% of net revenues from $243,751 or 12.6% of net revenues for the nine months ended September 26, 2004.  The decrease in advertising in the quarter and nine-month periods was due to increased sales of STAR WARS products in 2005, which do not require the amount of advertising as the Company's internally developed products. The Company continues to focus on marketing as a means to increase and sustain awareness of its core brands, as well as to introduce new products.

For the quarter ended September 25, 2005, the Company's selling, distribution and administration expenses increased to $162,061 or 16.4% of net revenues from $151,179 or 16.0% for the quarter ended September 26, 2004.  For the nine months ended September 25, 2005, these expenses increased in dollars to $439,921 from $429,005 in 2004, but decreased as a percentage of net revenues to 21.8% of net revenues in 2005, compared to 22.1% of net revenues in 2004. The increase in dollars for the quarter primarily reflects increased warehousing costs as well as increased bonus accruals based on the Company's performance.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the third quarter of 2005 was $7,816 compared with $8,257 in the third quarter of 2004. For the nine months ended September 25, 2005, interest expense decreased to $23,196 from $24,488 in 2004. For the quarter and nine months ended September 25, 2005, decreases resulting from lower levels of debt were partially offset by increased interest expense as the result of higher interest rates. The decrease in interest expense as the result of lower levels of debt reflects the Company's strategy to reduce its long-term debt. In November 2005, the Company has $71,970 of 5.6% long-term debt coming due which it intends to repay using cash from operations.

Other (income) expense, net, amounted to $(5,864) for the third quarter of 2005, which compares to ($5,513) for the quarter ended September 26, 2004.  For the nine-month periods, other (income) expense, net was $(22,049) in 2005 compared to $(15,606) in 2004. The increase in each of the periods for 2005 is due to higher interest and dividend income as the result of the higher balances of invested cash. The nine-month period in 2005 also includes interest income of $4,140 related to an IRS tax settlement.

Other income for the third quarter and nine months ended September 25, 2005 includes non-cash income of $570 and $1,330, respectively, related to the decrease in the fair value of certain warrants required to be classified as a liability. These amounts compare to non-cash income of $5,150 and $15,370 for the quarter and nine months ended September 26,2004, respectively. These warrants are required to be adjusted to their fair value each quarter through earnings.  The fair value of these warrants is primarily affected by the Company's stock price, but is also affected by the Company's stock price volatility, dividends, and the risk-free interest rates. Assuming the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings if the price of the Company's stock increases.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $21.00 per share at September 25, 2005 from its actual price of $20.27 per share on that date, the Company would have recognized a non-cash charge to earnings of approximately $4,450 and $3,700, rather than non-cash income of $570 and $1,330, for the quarter and nine months ended September 25, 2005, respectively, to adjust the warrants to their fair value.

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in the third quarter of 2005 was 27.1%, and for the nine months was 24.4%, compared to 25.7% and 24.2% in the comparable periods of 2004.

Income tax expense for the nine months ended September 25, 2005 has been reduced by approximately $4 million due to an Internal Revenue Service examination of tax years ended in December 2001 completed in the second quarter of 2005.

Absent the effect of the adjustment of certain warrants to their fair value as described above, which has no tax effect, and, in the case of the nine months tax rate, absent the $4 million tax adjustment described above, both the 2005 third quarter tax rate and the nine months tax rate would have been 27.2%.

The income tax rate for the full year 2004 was 24.6% and, excluding the effect of the adjustment of the above warrants to their fair value, would have been 25.9%. The increase to 27.2% for the first nine months of 2005 from 25.9% for the full year 2004 is primarily due to the expected increase in operating profits in jurisdictions with higher tax rates.

OTHER INFORMATION
---------------------------------
Typically, due to the seasonal nature of its business, the Company expects the second half of the year and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to customers with order patterns concentrated in the second half of the year. Although this concentration will not be as pronounced in 2005 as other years due to the volume of STAR WARS products sold in the first half in connection with the theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH in May of 2005, the Company still expects a significant amount of its sales to occur in the second half and within that half, the fourth quarter. In 2005, as a result of a change in customer buying patterns, the Company expects an increasing concentration of sales in its Games segment in the second half, and in particular, the fourth quarter. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The strategy of larger mass market retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.  Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales. At September 25, 2005 and September 26, 2004, the Company's unshipped orders were approximately $461,000 and $491,000, respectively. To the extent that retailers do not sell as much of their year-end inventory purchases during the holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company's revenues. In addition, the bankruptcy, restructuring, or other lack of success of one of the Company's significant retailers could negatively impact the Company's future revenues.

Hasbro uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company's existing stock plans, stock options are granted at, or above, the fair market value of the Company's stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95 “Statement of Cash Flows”.  SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R) until the first fiscal year beginning after June 15, 2005.  SFAS No. 123(R) will be effective for the Company as of December 26, 2005, the first day of the 2006 fiscal year. The Company may adopt SFAS 123(R) on a retrospective basis, which requires restatement of prior year financial statements or a prospective basis, which requires only recording amounts in fiscal periods subsequent to adoption.  The Company has not yet determined the method of adoption of SFAS No. 123(R). Based on the current options outstanding, the Company's 2006 pretax expense for those options is expected to be between $16,000 and $17,000. This amount may increase if any options are granted in 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law.  The Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings.  The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate international earnings under the provisions of the Act. The Company expects to complete its evaluation of the effects of the repatriation provision during the fourth quarter. The range of possible amounts the Company is considering for repatriation under this provision is between zero and $500,000.  The related potential range of income tax under the law as currently written is between zero and approximately $40,000.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

On September 9, 2005, the Company purchased the assets and assumed certain liabilities of Wrebbit Inc., a Montreal-based developer and manufacturer of innovative puzzles. The purchase price, subject to adjustment, was $14,109. Based on a preliminary allocation of the purchase price, property rights related to acquired product lines of approximately $11,500 were recorded in connection with this acquisition. No goodwill was recorded as a result of this acquisition.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. The Company funds its operations and liquidity needs primarily through cash flows from operations, as well as utilizing, when needed, proceeds from its accounts receivable securitization program and borrowings under its secured and unsecured credit facilities. During the remainder of 2005 and 2006, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, using proceeds from the accounts receivable securitization program and borrowings under its available lines of credit.  Unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results of the Company, which could result in the Company being in non-compliance with covenants under its revolving credit facility and/or receivable securitization program. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most likely require supplementary borrowings to enable the Company to continue to fund its operations.  Also, non-compliance with covenants under its accounts receivable securitization program could result in the Company being unable to utilize this program. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable that would prevent the Company from being able to fully utilize its receivables securitization program.  The Company has been and expects to be in compliance with its borrowing and securitization financial covenants during 2005.

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

Cash flows utilized by operating activities were $4,564 for the nine months ended September 25, 2005 compared to $93,739 for the nine months ended September 26, 2004. Although net earnings for the nine months ended September 25, 2005 of $117,804 were consistent with net earnings $114,058 for the respective period in 2004, operating expenses in 2005 included an increased amount of non-cash expenses, such as amortization expense and utilization of prepaid royalties, which resulted in a decrease in cash utilized by operations in 2005. Partially offsetting the utilization of previously paid amounts was a $35,000 advance royalty payment made in connection with the release of STAR WARS EPISODE III: REVENGE OF THE SITH. Accounts receivable were $681,469 at September 25, 2005 compared to $697,430 at September 26, 2004. This decrease is primarily due to improved collections in the third quarter of 2005 as well as increased utilization of the securitization facility. Days sales outstanding decreased to 62 days from 66 days in 2004.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Prepaid expenses were $99,386 at September 25, 2005 compared to $147,985 at September 26, 2004. The decrease largely resulted from the utilization of prepaid royalties, primarily STAR WARS royalties. Inventories increased to $330,779 at September 25, 2005 from $317,120 at September 26, 2004 in anticipation of higher sales in the fourth quarter of 2005.  Accounts payable and accrued expenses increased slightly to $828,775 at September 25, 2005 from $824,296 at September 26, 2004. Increased accrued income taxes as the result of increased earnings in jurisdictions with higher rates were mostly offset by decreased accrued royalties reflecting decreases in sales of BEYBLADE and SHREK products.

Collectively, property, plant and equipment and other assets decreased $50,991 from the comparable period in the prior year. The decrease is partially due to the sale of the Company's manufacturing facility in Spain in the second quarter of 2005. The decrease in other intangibles to $635,166 at September 25, 2005 from $664,452 at September 26, 2004 reflects amortization, including increased amortization of the STAR WARS property rights as the result of increased sales of related products.  The effect of amortization was partially offset by the Company's reacquiring of its digital gaming rights for all of its owned or controlled properties that it had originally licensed to Infogrames Entertainment SA in connection with the sale of its interactive business in December 2000. The Company paid $65,000 in cash to reacquire these rights, which were recorded to other intangibles. Also, as noted above, the Company acquired the net assets of Wrebbit, Inc. in September 2005, which resulted in $11,500 of property rights being recorded. The increase in other long-term assets was the result of a royalty advance in the second quarter of 2005 of $35,000 in connection with the theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH. This advance was recorded to other long-term assets and was offset by reclassifications to prepaid expenses as the result of the higher utilization of these royalties resulting from the theatrical release.

In May 2005 the Company's Board of Directors authorized the repurchase of up to $350 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions and may be on the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and value of shares that are repurchased will depend on a number of factors, including the price of the Company's common stock. This authorization replaces all prior authorizations. In the third quarter of 2005 and the nine months ended September 25, 2005, the Company repurchased 1,168,300 and 1,528,300 shares, respectively, at an average price of $20.89 and $20.76, respectively. The total cost of these repurchases, including transaction costs, was $24,436 and $31,777, respectively.

Net borrowings (short-term borrowings, current portion of long-term debt, and long-term debt less cash and cash equivalents) decreased to $44,644 at September 25, 2005 from $345,034 at September 26, 2004. This reflects an increase in cash of $265,410 reflecting the Company's ability to generate cash from operations. In addition, the Company utilized the proceeds from the sale of certain facilities, primarily its former manufacturing facility in Spain, to repay associated long-term debt in the amount of $21,242.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company has an amended and restated credit agreement, which provides it with an unsecured revolving credit facility of $350,000, maturing in March 2007.  During the first quarter of 2005, the Company entered into an amendment of its bank agreement, which reduced the interest rate margin and commitment fees on certain borrowings, eliminated the provisions that, under some circumstances, provided lenders with security interests in certain of the Company's assets, and eliminated the $100,000 step down of available funds  ($50,000 in both March and November 2005).  The amendment also increased the Company's flexibility to raise dividends and repurchase common stock, provided it maintains a debt to capitalization ratio at or below 30%, and increased the Company's acquisition capacity from $100,000 to $400,000 per annum, cumulative.  Under the credit agreement, the Company is not required to maintain compensating balances. The agreement also contains certain restrictive covenants setting forth minimum coverage requirements, maximum leverage, and a number of other limitations, including restrictions with respect to capital expenditures and investments. The Company was in compliance with all covenants as of and for the nine months ended September 25, 2005. The Company had no borrowings outstanding under its committed revolving credit facility at September 25, 2005.  The Company also has other uncommitted lines from various banks, of which approximately $33,186 was utilized at September 25, 2005.  Amounts available and unused under the committed line at September 25, 2005 were approximately $345,607.  The Company believes that funds provided by operations and amounts available for borrowing from time to time under these lines of credit are adequate to meet its needs in the remainder of 2005 and 2006.

The Company is party to a three-year receivable securitization program, expiring in December 2006. Under this program, the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  The program provides the Company with a cost-effective source of working capital and short-term financing. Based on the amount of eligible accounts receivable as of September 25, 2005, the Company had availability under this program to sell approximately $157,051, all of which was utilized.

The Company had letters of credit of approximately $23,725 and purchase commitments of $210,677 outstanding at September 25, 2005. Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 26, 2004, did not materially change outside of payments made in the normal course of business with the exception of the repayment of the Spain long-term debt of $21,242 described above.

The Company has outstanding $250,000 in principal amount of senior convertible debentures due 2021.  The senior convertible debentures bear interest at 2.75%, subject to an upward adjustment in the rate, with the total rate not to exceed 11%, commencing in December 2005 should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in the third quarter of 2005.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Goodwill and other intangible assets deemed to have indefinite lives are tested for impairment at least annually. If an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim test at that time. The impairment test begins by allocating goodwill and intangible assets to applicable reporting units.  Goodwill is then tested using a two-step process that begins with an estimation of the fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value, which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2004 and no impairment was indicated.  At September 25, 2005, the Company has goodwill and intangible assets with indefinite lives of $543,310 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows the asset is expected to generate.  If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows.  The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues.  Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge.  The estimation of discounted cash flows also requires the selection of an appropriate discount rate.  The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.  Intangible assets covered under this policy were $555,027 at September 25, 2005. During the third quarter and nine months ended September 25, 2005, there were no impairment charges related to these intangible assets.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product.  If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required.  The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates.  Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties.  At September 25, 2005, the Company had $151,046 of prepaid royalties, $49,955 of which are included in prepaid expenses and other current assets and $101,091, which are included in other assets.

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

For the Company's domestic plans, a decrease of 1% in the 2004 estimate of expected return on plan assets would have increased 2004 annual pension expense by approximately $1,700.  Expected compensation increases are estimated using a combination of historical compensation increases with expected compensation increases in the Company's long-term business forecasts. Based on this analysis, the Company's estimate of expected long-term compensation increases for its domestic plans is 4.0% in 2005, which is the same estimate used in 2004.  Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. Based on this long-term corporate bond yield at September 30, 2004, the Company's measurement date for its pension assets and liabilities, the Company selected a discount rate for its domestic plans of 5.75% for its 2005 expense.  Pension expense for the Company's domestic plans in 2004 was based on a discount rate of 6.0%.  A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. For the Company's domestic plans, a decrease of 1% in the Company's 2004 discount rate would have increased 2004 annual pension expense and the projected benefit obligation by approximately $3,180 and $34,300, respectively. In accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods.  Assets in the plan are valued on the basis of their fair market value on the measurement date.

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

At September 25, 2005, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $599,700.  Also at September 25, 2005, the Company had fixed-for-floating interest rate swaps with notional amounts of $150,000.  The interest rate swaps are designed to adjust the amount of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt.  Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt.  At September 25, 2005, these contracts had a fair value of $1,589, with $1,493 included in other assets, and the remaining $96 included in prepaid expenses and other current assets, with corresponding fair value adjustments to increase long-term debt and current portion of long-term debt, respectively.

FORWARD-LOOKING STATEMENTS AND

FACTORS THAT MAY AFFECT FUTURE RESULTS

------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings, and include statements regarding the Company's strategy, expected product releases, revenues and earnings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 25, 2005. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 25, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole number of shares and dollars)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2005 6/27/05 - 7/24/05	-	-	-	$342,658,801
August 2005 7/25/05 - 8/28/05	620,800	$20.9066	620,800	$329,661,344
September 2005 8/29/05 - 9/25/05	547,500	$20.8621	547,500	$318,222,892
Total	1,168,300	$20.8858	1,168,300	$318,222,892

On May 19, 2005, the Company's Board of Directors authorized the repurchases of up to $350 million in common stock. This authorization replaced a prior authorization, dated December 6, 1999 of $500 million, which had $204.5 million remaining. Purchases of the Company's common stock may be made from time to time, subject to certain market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

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

10.1	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005.

11.1	Computation of Earnings Per Common Share – Nine Months
Ended September 25, 2005 and September 26, 2004.

11.2	Computation of Earnings Per Common Share - Quarters
Ended September 25, 2005 and September 26, 2004.

12	Computation of Ratio of Earnings to Fixed Charges
Nine Months and Quarter Ended September 25, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: October 28, 2005	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 25, 2005

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

10.1	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005.

11.1	Computation of Earnings Per Common Share – Nine Months
Ended September 25, 2005 and September 26, 2004.

11.2	Computation of Earnings Per Common Share - Quarters
Ended September 25, 2005 and September 26, 2004.

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter and Nine Months Ended September 25, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.