Form 10-K
period 2005-12-25
HASBRO INC
filed 2006-02-22
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2005

Commission file number 1-6682

Hasbro, Inc.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island (Address of Principal Executive Offices)	02862 (Zip Code)

Registrant’s telephone number, including area code (401) 431-8697

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
Preference Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  or  No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  or  No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  or  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)
Large accelerated filer ☑     Accelerated filer ☐     Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  or  No ☑.

The aggregate market value on June 24, 2005 (the last business day of the Company’s second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $3,265,605,760. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 9, 2006 was 177,988,289.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General Development and Description of Business and Business Segments

Except as expressly indicated or unless the context otherwise requires, as used herein, “Hasbro”, the “Company”, “we”, or “us”, means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

Overview

We are a worldwide leader in children’s and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys. Both internationally and in the U.S., our widely recognized core brands such as PLAYSKOOL, TONKA, SUPER SOAKER, MILTON BRADLEY, PARKER BROTHERS, TIGER, and WIZARDS OF THE COAST provide what we believe are the highest quality play experiences in the world. Our offerings encompass a broad variety of games, including traditional board, card, hand-held electronic, trading card, roleplaying, plug and play and DVD games, as well as electronic learning aids and puzzles. Toy offerings include boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, children’s consumer electronics, electronic interactive products, creative play and toy related specialty products. In addition, we license certain of our trademarks, characters and other property rights to third parties for use in connection with consumer promotions and for the sale of noncompeting toys and non-toy products.

In managing our business in 2005, we focused on two major areas, toys and games. Organizationally, our principal segments were U.S. Toys, Games, and International. In 2005, our U.S. Toys segment engaged in the development, marketing and selling of toy and children’s consumer electronic products in the United States. Our Games segment included the development, manufacturing, marketing and selling of games, as well as electronic learning aids and puzzles, in the United States. Within the International segment, we developed, manufactured, marketed and sold both toy and game products in non-U.S. markets. Financial information with respect to our segments and geographic areas is included in note 15 to our financial statements, which are included in Item 8 of this Form 10-K.

Beginning in 2006 we restructured our business by combining the existing U.S. Toys and Games segments and adding to this combined segment our Mexican and Canadian operations, which were formerly managed as part of the International segment. Under this new structure, all of our toy and game business in the United States, Canada, and Mexico is managed as one North American segment under common leadership. We believe this restructuring will allow us to better focus our efforts in the development, marketing and selling of products in this North American market. In 2006 we will continue to have an International segment, comprised of our operations in Europe and the Asia Pacific and Latin American regions. The International segment will manage toy and game sales, and the related marketing and certain development activity outside of North America. In addition, the Hasbro Properties Group outlicenses our intellectual property to third parties on a worldwide basis.

In 2006, our Global Operations segment will be responsible for arranging product manufacturing and sourcing for all of our other segments.

The remainder of this business discussion is formatted consistently with our 2005 segment structure.

U.S. Toys

The U.S. Toys segment’s strategy in 2005 was based on growing core brands through innovation and reinvention, introducing new initiatives driven by consumer and marketplace insights and leveraging opportunistic toy lines and licenses. In order to meet shifting consumer dynamics, the execution of this strategy centered on consumer insights, which are used to inform and motivate our product development. We use consumer insights to drive innovation across our business. In recent years, a major source of innovation has been technology, which the U.S. Toys segment has used to address the issue of “children getting older younger.” This represents the trend whereby children at younger ages are shifting from traditional toys to electronic devices, such as MP3 players, cell phones and other entertainment and lifestyle products. Major 2005 brands and products included STAR WARS, VIDEONOW, I-DOG, PLAYSKOOL, MY LITTLE PONY, NERF, TRANSFORMERS and LITTLEST PET SHOP. In the U.S. Toys segment, our products are organized into one of four categories, boys’ toys, girls’ toys, preschool, and tween products.

Our boys’ toys include a wide range of core properties such as G.I. JOE and TRANSFORMERS action figures, and the TONKA line of trucks and interactive toys. Other products include entertainment-based licensed products based on popular movie and television characters, such as STAR WARS toys and accessories. In 2005 our STAR WARS based line of toys and accessories was extremely successful, bolstered by the theater and DVD release of STAR WARS EPISODE III: REVENGE OF THE SITH. As boys become more sophisticated in their evaluation of entertainment, our boys’ toys are increasingly competing with video games for boys’ attention. Role-playing is a vital part of our boys’ toys business. As demonstrated in 2005 through the introduction of STAR WARS LIGHT SABERS and the DARTH VADER VOICE-CHANGER, we seek to develop products that will allow boys to look and act like their favorite characters. In the action figure area, a key part of our strategy focuses on the importance of reinforcing the storyline associated with these products through the use of media-based entertainment, primarily television. In 2006, both G.I. JOE and TRANSFORMERS will continue to have television programming to assist in providing exposure to the characters and story lines associated with these products. In addition, a key factor in the success of 2005 was the performance of our sports action brands such as NERF products. We expect the momentum in this line to continue in 2006 as we introduce innovative new products such as NERF SHOWTIME HOOPS. In January 2006, we completed a licensing agreement with Marvel Entertainment, Inc. and its subsidiary Marvel Characters, Inc. to produce action figures and other toys and games based on their library of intellectual property, including SPIDERMAN and the FANTASTIC 4. We expect certain products related to this license to begin shipping late in 2006, with the full extent of the licensed products being recognized in 2007 and thereafter.

In our girls’ toy category, we seek to provide a traditional and wholesome play experience. Girls’ toys include the MY LITTLE PONY and LITTLEST PET SHOP lines as well as the EASY BAKE oven. In 2005, the MY LITTLE PONY brand was supported by the DVD release of MY LITTLE PONY: A VERY MINTY CHRISTMAS. In 2006, we plan to support this brand with two new DVD releases. The LITTLEST PET SHOP will build on its strong reintroduction in 2005 with new electronic play patterns in 2006. We also plan to enter a new category in 2006, large dolls, with the reintroduction of BABY ALIVE, a doll incorporating animatronic technology.

Our preschool toy category encompasses a range of products for preschoolers in the various stages of development, from infant to kindergarteners. Our preschool products include a portfolio of core brands marketed primarily under the PLAYSKOOL trademark. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, WEEBLES, SIT ‘N SPIN and GLOWORM, along with a successful line of infant toys including STEP START WALK N‘ RIDE, 2-IN-1 TUMMY TIME GYM and BUSY BALL POPPER. Through our AGES & STAGES system, we seek to provide consumer friendly information that assists parents in understanding the developmental milestones their children will encounter as well as the role each PLAYSKOOL product can play in helping children to achieve these developmental milestones. In 2006, a major focus of our preschool line will be on one of the fastest growing segments of the preschool toy market, electronic learning aids, with the planned introduction of two new product lines: ION, an interactive educational gaming system, and TJ BEARYTALES, an electronic story telling bear. In addition, in 2006, the PLAY-DOH brand will be celebrating its 50th anniversary and will be supported by a variety of promotional programs.

Our tweens toy category generally markets products under the TIGER ELECTRONICS brand and seeks to target those children who have outgrown traditional toys. The age group targeted by this category is generally 8 to 12 years old. In recent years, we have used our consumer insights and electronic innovation to develop a strong line of products focusing on this target audience. Our major tweens toys product lines in 2005 included VIDEONOW, I-DOG and CHATNOW. As demonstrated through our 2005 launch of I-DOG, an interactive pet that acts as an accessory to an MP3 player, we seek to draw on the popularity of electronic trends in our tween product offerings. In 2006, we plan to continue offering innovative new products in this category, including ZOOMBOX.

Games

Our Games segment strategy focused on providing product innovation based on consumer insights, including an understanding of consumer attitudes and behaviors. We market our games and puzzles under several well known core brands, including MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES, AVALON HILL, and WIZARDS OF THE COAST. Major 2005 products included TRIVIAL PURSUIT, CANDY LAND, MONOPOLY and MAGIC: THE GATHERING.

The MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES and AVALON HILL brand portfolios consist of a broad assortment of games for children, tweens, families and adults. Core game items include MONOPOLY, BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, SIMON, CLUE, SORRY!, RISK, BOGGLE, and TRIVIAL PURSUIT, as well as a line of jigsaw puzzles for children and adults, including BIG BEN and CROXLEY. In 2005 we added to our puzzle portfolio through the acquisition of the assets and product lines of Wrebbit Inc., a creator and manufacturer of innovative puzzles, including three dimensional puzzles marketed under the PUZZ-3D brand. We seek to keep our core brands relevant through sustained marketing programs as well as by offering consumers new ways to experience them. In 2006 we plan to continue this strategy through the introduction of core brand extensions such as BIG TROUBLE, YAHTZEE TURBO and TRIVIAL PURSUIT 80’S EDITION. Another way we seek to keep our core brands fresh is through co-branding of some of our most popular lines. By developing and introducing products such as CANDY LAND: DORA EDITION and MONOPOLY: STAR WARS EDITION, we are able to extend our brand franchises by appealing to a broader consumer base. In 2006 we plan to continue to capitalize on popular licensed franchises including DISNEY, the SIMPSONS, STAR WARS and NICKLEODEON.

In addition to our core brands strategy, the games segment seeks to extend beyond traditional board games by developing technology-based platforms that reflect evolving consumer lifestyles. In 2005 we continued to offer many DVD extensions of our traditional games, such as our CANDY LAND DVD game. In 2006 we plan to continue this focus on innovative new games through the introduction of TWISTER DANCE, a DVD-based game, GIGA PETS COMBO, a combination of a hand-held and plug n’ play game, as well a variety of other new technology-enabled games. We have a series of marketing initiatives designed to encourage game play among a wide variety of audiences, including promotional programs designed to support the family games and adult games lines, respectively. In 2005 we introduced our GAMES MAKE GREAT GIFTS marketing campaign, which we plan to continue in 2006.

WIZARDS OF THE COAST offers a variety of successful trading card and roleplaying games, including MAGIC: THE GATHERING and DUNGEONS & DRAGONS. In addition to maintaining our focus on the success of MAGIC: THE GATHERING in both trading cards and online formats, our 2006 strategy will also focus on expanding our successful miniatures lines and our publishing business. The miniatures lines of pre-painted plastic characters are designed to enhance the roleplaying experience. We will also seek to continue the success of WIZARDS OF THE COAST’s publishing endeavors that have produced several books that were included on the New York Times Bestseller list in recent years. In 2006 we will seek to expand our marketing to younger readers by encouraging them to read through the placement of books in schools and libraries throughout the U.S.

International

In addition to our business in the United States, in 2005 we operated in more than 25 countries, selling a representative range of the toy and game products marketed in the United States, together with some items that are sold only internationally. In 2005 all of our international operations were managed under our International segment. In addition to growing core brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into Eastern Europe and emerging markets in Asia and Latin America. Key international brands for 2005 included MILTON BRADLEY and PARKER BROTHERS games, STAR WARS, ACTION MAN, FURBY, FURREAL FRIENDS, BEYBLADE, PLAY-DOH, PLAYSKOOL, MONOPOLY, and MAGIC: THE GATHERING. In 2006 our Canadian and Mexican operations are being moved into our new North American segment along with the U.S. Toys and Games segments. Our other international operations, primarily in Europe, the Asia Pacific region and Latin America, will be managed as separate geographic units under common leadership within our International segment.

Other Segments

In our Operations segment, we source production of substantially all of our toy products and certain of our game products through unrelated manufacturers in various Far East countries, principally China, using a Hong Kong based subsidiary for quality control and order coordination purposes. See “Manufacturing and Importing” below for more details concerning overseas manufacturing. In 2006 our Global Operations segment will continue to source product for our marketing and sales subsidiaries, and is expected to also manage our manufacturing operations in North America and Europe.

Our other segment, the Hasbro Properties Group, generates revenue through the out-licensing worldwide of certain of our intellectual properties to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings.

Other Information

To further extend our range of products in the various segments of our business, we have Hong Kong operations that sell our toy and game products directly to retailers, primarily on a direct import basis. These sales are reflected in the revenue of the related segment where the customer resides.

Certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a direct business presence.

During the 2005 fiscal year, revenues generated from the sale of STAR WARS products produced under our license with Lucas Licensing and Lucasfilm were approximately $494,000, which was 16% of our consolidated net revenues in 2005. No other line of products constituted 10% or more of our consolidated net revenues in 2005. No individual line of products accounted for 10% or more of our consolidated net revenues during our 2004 fiscal year. During the 2003 fiscal year, revenues from our BEYBLADE line of products were 11% of our consolidated net revenues. No other line of products constituted 10% or more of our consolidated revenues in 2003.

Working Capital Requirements

Our working capital needs are primarily financed through cash generated from operations and, when necessary, short-term borrowings and proceeds from our accounts receivable securitization program. Our borrowings and the use of our accounts receivable program generally reach peak levels during the fourth quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday shipping season. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is the more prominent. The strategy of retailers has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. This trend has become more pronounced over the past few years and we expect that it will continue.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of a product line, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices now being used result in fewer orders being placed significantly in advance of shipment with more orders being placed for immediate delivery. Unshipped orders at January 29, 2006 and January 23, 2005 were approximately $123,000 and $131,000, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs that we plan to employ to promote sales in 2006 are substantially the same as those we employed in 2005. These are primarily fixed programs, for which a customer may qualify based on purchases of Company products throughout the year.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak third and fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected makes it necessary for us to borrow varying amounts during the year. During 2005 and 2004, we utilized cash from our operations, proceeds from our accounts receivable securitization program, borrowing under our secured amended and restated revolving credit agreement as well as our uncommitted lines of credit to meet our cash flow requirements.

Royalties, Research and Development

Our success is dependent on innovation through the continuing development of new products and the redesign of existing items for continued market acceptance. In 2005, 2004, and 2003, we spent $150,586, $157,162, and $143,183, respectively, on activities relating to the development, design and engineering of new products and their packaging (including items brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

In addition to the design and development work performed by our own staff, we deal with a number of independent toy and game designers for whose designs and ideas we compete with other toy and game manufacturers. Rights to such designs and ideas, when acquired by us, are usually exclusive and the agreements require us to pay the designer a royalty on our net sales of the item. These designer royalty agreements, in some cases, also provide for advance royalties and minimum guarantees.

We also produce a number of toys under trademarks and copyrights utilizing the names or likenesses of characters from movies, television shows and other entertainment media, for whose rights we compete with other toy and game manufacturers. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by these license agreements. In 2005, 2004, and 2003, we incurred $247,283, $223,193, and $248,423, respectively, of total royalty expense. A portion of this expense relates to amounts paid in prior years as royalty advances. Our royalty expenses in any given year vary depending upon the timing of movie releases and other entertainment. In 2005, royalty expense increased due to the release of STAR WARS EPISODE III: REVENGE OF THE SITH, and the corresponding increase of our sales of STAR WARS licensed products. We have $37,107 of prepaid royalties, which are a component of prepaid expenses and other current assets on our balance sheet. Included in other assets is $89,408 representing the long-term portion of royalty advances already paid. As further detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, based on contracts in effect at December 25, 2005, the Company may be required to pay approximately $66,770 of minimum guaranteed royalties at various times from 2006 through 2010. Amounts paid and advances to be paid relate to anticipated revenues from licensed properties to be sold in the years 2006 through 2018. In addition, in January 2006, we entered into a five-year arrangement with Marvel Entertainment, Inc., and its subsidiary Marvel Characters, Inc. (“Marvel”), to develop products based on certain Marvel properties, including SPIDERMAN, for retail sale beginning on January 1, 2007. The agreement requires us to make guaranteed minimum payments in the amount of $205,000. Of this $205,000 in guaranteed payment, $100,000 was paid in February 2006, $70,000 is expected to be paid in 2007 upon the release of SPIDERMAN 3 and the remainder is to be paid upon the release of SPIDERMAN 4, whose release date is yet to be determined.

Marketing and Sales

Our products are sold nationally and internationally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. We maintain showrooms in New York and selected other major cities worldwide as well as at many of our subsidiary locations. Although we had more than 2,500 customers in the United States and Canada during 2005, including specialty retailers carrying trading card games and toy-related products, there has been significant consolidation at the retail level over the last several years in our industry, which we expect to continue. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. While the consolidation of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2005, sales to our three largest customers, Wal-Mart Stores, Inc., Toys ‘R Us, Inc. and Target Corporation, represented 24%, 12% and 12%, respectively, of consolidated net revenues, and sales to our top five customers accounted for approximately 53% of our consolidated net revenues.

We advertise many of our toy and game products extensively on television. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase many of our new products in New York City at the time of the American International Toy Fair in February.

In 2005 we spent $366,371 on advertising, promotion and marketing programs compared to $387,523 in 2004 and $363,876 in 2003.

Manufacturing and Importing

During 2005 substantially all of our products were manufactured in third party facilities in the Far East as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

Most of our products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. We generally enter into agreements with suppliers at the beginning of a fiscal year that establish prices for that year. For this reason, we are generally insulated, in the short-term, from increases in the prices of raw materials. However, severe increases in the prices of any of these materials may require renegotiation with our suppliers during the year. Our manufacturing processes and those of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. We purchase most of the components and accessories used in our toys and certain of the components used in our games, as well as some finished items, from manufacturers in the United States and in other countries. However, the countries of the Far East, and particularly the People’s Republic of China, constitute the largest manufacturing center of toys in the world and the substantial majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us.

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2006 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status by, the People’s Republic of China could significantly disrupt our operations and increase the cost of our products imported into the United States or Europe.

We purchase dies and molds, principally from independent United States and international sources.

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

In addition to contending with competition from other toy and game companies, in our business we must deal with the phenomena that many children have been moving away from traditional toys and games at a younger age. We refer to this as “children getting older younger.” As a result, our products not only compete with the offerings of other toy and game manufacturers, but we must compete, particularly in meeting the demands of older children, with the entertainment offerings of many other companies, such as makers of video games and consumer electronic products.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry continually create new opportunities for existing competitors and start-ups to develop products which compete with our toy and game offerings.

Employees

At December 25, 2005, we employed approximately 5,900 persons worldwide, approximately 3,300 of whom were located in the United States.

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

Government Regulation

Our toy and game products sold in the United States are subject to the provisions of The Consumer Product Safety Act (the “CPSA”), The Federal Hazardous Substances Act (the “FHSA”), The Flammable Fabrics Act (the “FFA”), and the regulations promulgated thereunder. In addition, certain of our products, such as the mixes for our EASY BAKE ovens, are also subject to regulation by the Food and Drug Administration.

The CPSA empowers the Consumer Product Safety Commission (the “CPSC”) to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPSC has the authority to seek to declare a product “a banned hazardous substance” under the CPSA and to ban it from commerce. The CPSC can file an action to seize and condemn an “imminently hazardous consumer product” under the CPSA and may also order equitable remedies such as recall, replacement, repair or refund for the product. The FHSA provides for the repurchase by the manufacturer of articles that are banned.

Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe. We maintain laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, international standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that our products are or will be hazard free. Any material product recall could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, and could negatively affect sales of our other products, as well.

The Children’s Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, as well as the laws of certain foreign countries, place limitations on television commercials during children’s programming.

We maintain programs to comply with various United States federal, state, local and international requirements relating to the environment, plant safety and other matters.

Financial Information About International and United States Operations and Export Sales

The information required by this item is included in note 15 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report and is incorporated herein by reference.

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

Item 1A.	Risk Factors

Forward-Looking Information and Risk Factors that May Affect Future Results

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as anticipated financial performance, business prospects, technological developments, new products, the timing of entertainment releases, marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

Volatility of consumer preferences, combined with the high level of competition and low barriers to entry in the family entertainment industry make it difficult to maintain the long-term success of existing product lines or consistently introduce successful new products. In addition, an inability to develop and introduce planned new products and product lines in a timely manner may damage our business.

The family entertainment business is a fashion industry. Our success is critically dependent upon the consumer appeal of our products, principally games and toys. Our failure to successfully anticipate, identify and react to children’s interests and the preferences in family entertainment could significantly lower sales of our products and harm our profitability.

A decline in the popularity of our existing products and product lines, or the failure of our new products and product lines to achieve and sustain market acceptance, could significantly lower our sales and operating margins, which would harm our profitability, business and financial condition. In our industry, it is important to identify and offer what are considered to be the “hot” toys and games on children’s wish lists. Our continued success will depend on our ability to develop, market and sell popular toys, games and children’s electronic products which are sought after by both children and their parents. We seek to achieve and maintain market popularity for our products through the redesign and extension of our existing family entertainment properties in ways that capture consumer interest and imagination and remain relevant in today’s world, and by developing, introducing and gaining customer interest for new family entertainment products. This process involves anticipating and extending successful play patterns and identifying entertainment concepts and properties that appeal to children’s imaginations. However, consumer preferences with respect to family entertainment are continuously changing and are difficult to anticipate. Individual family entertainment products and properties generally, and high technology products in particular, often have short consumer life cycles.

Not only must we address rapidly changing consumer tastes and interests but we face competitors who are also constantly monitoring consumer tastes, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer purchasing. In addition to existing competitors, the barriers to entry for new participants in the family entertainment industry are low. New participants with a popular product idea or property can gain access to consumers and become a significant source of competition for our products.

The challenge of developing and offering products that are sought after by children is compounded by the trend of children “getting older younger”. By this we mean that children are losing interest in traditional toys at younger ages and, as a result, at younger and younger ages, our products compete with the offerings of video game suppliers, consumer electronics companies and other businesses outside of the traditional toy and game industry.

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by other parties and licensed to us. The success of entertainment properties released theatrically for which we have a license, such as STAR WARS related products, can significantly affect our revenues. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties. The loss of ownership rights granted pursuant to any of our licensing agreements could harm our business and competitive position.

There is no guarantee that:

1) Any of our current products or product lines will continue to be popular;

2) Any property for which we have a significant license will achieve or sustain popularity;

3) Any new products or product lines we introduce will be considered interesting to consumers and achieve an adequate market acceptance;

4) Any new product’s life cycle will be sufficient to permit us to profitably recover development, manufacturing, marketing, royalties (including royalty advances and guarantees) and other costs of producing and selling the product; or

5) We will be able to manufacture, source and ship new or continuing products in a timely basis to meet constantly changing consumer demands, a risk that is heightened by our customers’ compressed shipping schedules and the seasonality of our business.

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

Sales of our family entertainment products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, including Christmas. This seasonality is increasing, as large retailers become more efficient in their control of inventory levels through quick response inventory management techniques. These customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For toys, games and other family entertainment products which we produce a majority of retail sales occur in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers occur in the period from September through December, as our customers do not want to maintain large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier.

The limited inventory carried by retailers may also reduce or delay retail sales, resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional product to fully capture consumer interest in the product. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in our underproducing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as a terrorist attack or economic shock, that harm the retail environment or consumer buying patterns during our key selling season, or by events, such as strikes or port delays, that interfere with the shipment of goods, particularly from the Far East, during the months leading up to the holiday purchasing season.

The continuing consolidation of our retail customer base means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 25, 2005, Wal-Mart Stores, Inc., Toys ‘R Us, Inc., and Target Corporation accounted for approximately 24%, 12% and 12%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Toys ‘R Us and Target, in the aggregate accounted for approximately 53% of our consolidated net revenues. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also means that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could harm our business, financial condition and results of operations. Increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. In addition, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and bad debt expense.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

An important part of our business involves obtaining licenses to produce products based on various theatrical releases, such as STAR WARS movies. The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of such amounts that would harm our results of operations. At December 25, 2005, we had $126,515 of prepaid royalties, $37,107 of which are included in prepaid expenses and other current assets and $89,408 of which are included in other assets. Under the terms of existing contracts as of December 25, 2005, we are required to pay future minimum guaranteed royalties and other licensing fees totaling approximately $66,770. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. As a licensee, we have no guaranty that a particular brand will translate into successful toy or game products.

In addition to contracts existing as of the end of our 2005 fiscal year, in January 2006, we entered into a license arrangement with Marvel Entertainment, Inc., and its subsidiary Marvel Characters, Inc. This license arrangement, which grants us the right to produce certain products based on Marvel’s characters for five years for retail sales beginning in 2007, requires us to make guaranteed minimum payments in the amount of up to $205,000. There is no guarantee that we will sell enough licensed merchandise under the agreement to earn-out the $205,000 in guaranteed payments and make a profit.

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

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 25, 2005, our net revenues from international customers comprised approximately 40% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. Additionally, we utilize third-party manufacturers located principally in the Far East and we have a manufacturing facility in Ireland. These sales and manufacturing operations are subject to the risks associated with international operations, including:

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

7) Transportation delays and interruptions; and

8) The imposition of tariffs.

Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. In particular, as the majority of our toy products, in addition to certain other products, are manufactured in the People’s Republic of China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, could have a significant negative impact on our operations. Factors that could negatively affect our business include a potential revaluation of the Chinese yuan, which may result in an increase in the cost of producing products in China, or increases in labor costs and difficulties in moving products manufactured in the Far East through the ports on the western coast of North America. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, the People’s Republic of China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur.

Part of our strategy for remaining relevant to older children is to offer innovative children’s toy and game electronic products. The margins on many of these products are lower than more traditional toys and games and such products may have a shorter lifespan than more traditional toys and games. As a result, increasing sales of children’s toy and game electronic products may lower our overall operating margins and produce more volatility in our business.

As children have grown “older younger” and have become interested in more and more sophisticated and adult products, such as videogames and consumer electronics, at younger and younger ages, we have needed to work even harder to keep our products relevant for these consumers. One initiative we have been pursuing to capture the interest of older children is to offer innovative children’s electronic toys and games. Examples of such products in the last few years include VIDEONOW, CHATNOW, MISSION PAINTBALL and I-DOG. These products, if successful, can be an effective way for us to connect with tween consumers and increase sales. However, children’s electronics, in addition to the risks associated with our other family entertainment products, also face certain additional risks.

Our costs for producing electronic products tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to reflect higher costs in higher prices is constrained by heavy competition in consumer electronics. As a consequence, our margins on the sales of electronic products tend to be lower than for more traditional products. In addition, the pace of change in product offerings and consumer tastes in the electronics area is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter.

Market conditions, including commodity and fuel prices, public health conditions and other third party conduct could negatively impact our margins and our other business initiatives.

Economic and public health conditions, including factors that impact the strength of the retail market and retail demand, or our ability to manufacture and deliver products, can have a significant impact on our business. The success of our family entertainment products is dependant on consumer purchasing of those products. Consumers may not purchase our products because the products do not capture consumer interest and imagination. But consumer spending on our products can also be harmed by factors that negatively impact consumer’s budgets generally, and which are not due to our product offerings. Significant increases in the costs of other products which are required by consumers, such as gasoline and home heating fuels, may reduce household spending on entertainment products we offer. In addition, rising fuel and raw material prices, for components such as resin, or increased transportation costs, may increase our costs for producing and transporting our products, which in turn may reduce our margins and harm our business.

In addition, general economic conditions and employment levels can impact demand for our products. Economic conditions were significantly harmed by the September 11, 2001 terrorist attacks and could be similarly affected by any future attacks. Economic conditions may also be negatively impacted by wars and other conflicts, increases in critical commodity prices, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our sales and profitability.

Other conditions, such as the unavailability of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could delay or increase the cost of implementing our business initiatives and product plans or alter our actions and reduce actual results. For example, work stoppages, slowdowns or strikes, or the occurrence or threat of wars or other conflicts, could impact our ability to manufacture or deliver product, resulting in increased costs and/or lost sales for our products.

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully. In addition, we have a material amount of acquired product rights which, if impaired, would result in a reduction of our income.

Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. As of December 25, 2005, we had approximately $609,678 of acquired product and licensing rights included in other assets on our balance sheet. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net income caused by impairment charges could harm our financial results.

We may not realize the anticipated benefits of future acquisitions or those benefits may be delayed or reduced in their realization.

Although we have not made any major acquisitions in the last few years, acquisitions have been a significant part of our historical growth and have enabled us to further broaden and diversify our product offerings. In making acquisitions, we target companies that we believe offer attractive family entertainment products. However, we cannot be certain that the products of companies we may acquire in the future will achieve or maintain popularity with consumers. In some cases, we expect that the integration of the product lines of the companies that we acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies that we believe have strong and creative management, in which case we plan to operate them autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will continue to develop popular and profitable products or services.

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

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our revolving credit facility and our other credit facilities for working capital. We currently have an amended and restated revolving credit agreement, which provides for a $350,000 revolving credit facility. The credit agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions on capital expenditures, investments, acquisitions, share repurchases, incurrence of indebtedness and dividend payments. These restrictive covenants may limit our future actions, and financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. If we were unable to meet our financial covenants, or if we failed to comply with other covenants in our credit facility, we could face significant negative consequences, including loss of the ability to raise capital under these facilities to fund our operations.

As an additional source of working capital and liquidity, we currently have a $250,000 accounts receivable securitization program. Under this program, we sell on an ongoing basis, substantially all of our U.S. dollar denominated trade accounts receivable to a bankruptcy remote special purpose entity. Under this facility, the special purpose entity is able to sell, on a revolving basis, undivided ownership interests in the eligible receivables to bank conduits. During the term of the facility, we must maintain certain performance ratios. If we fail to maintain these ratios, we could be prevented from accessing this cost-effective source of working capital and short-term financing.

We believe that our cash flow from operations, together with our cash on hand and access to existing credit facilities and our accounts receivable securitization facility, are adequate for current and planned needs in 2006. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing our available cash balance, such as unexpected material operating losses or increased capital or other expenditures, as well as increases in inventory or accounts receivable that are ineligible for sale under our securitization facility, or future events that may reduce or eliminate the availability of external financial resources.

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

As of December 25, 2005, we had approximately $527.7 million of total principal amount of indebtedness outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all. This total indebtedness includes $249,996 in aggregate principal amount of 2.75% senior convertible debentures that we issued in 2001. On December 1, 2011 and December 1, 2016, and upon the occurrence of certain fundamental corporate changes, holders of the 2.75% senior convertible debentures may require us to purchase their debentures. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at our discretion, provided that we will pay accrued and unpaid interest in cash. We may not have sufficient cash at that time to make the required repurchases and may be required to settle in shares of common stock.

We previously issued warrants that provide the holder with an option through January 2008 to sell all of these warrants to us for a price to be paid, at our election, of either $100,000 in cash or $110,000 in our common stock, such stock being valued at the time of the exercise of the option. Should we be required to settle these warrants under this option, we believe that we will have adequate funds to settle in cash if necessary. However, we may not have sufficient funds at that time to make the required payment and may be required to settle the warrants in stock.

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. At December 25, 2005, approximately $467,061 or 14.1%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill could harm our results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

				Lease
		Square	Type of	Expiration
Location	Use	Feet	Possession	Dates

Rhode Island
Pawtucket(1) (2) (3)	Administrative, Sales & Marketing Offices & Product Development	343,000	Owned	—
Pawtucket(3)	Executive Office	23,000	Owned	—
East Providence(3)	Administrative Office	120,000	Leased	2014
Central Falls(1) (2) (3)	Warehouse	261,500	Owned	—
Massachusetts
East Longmeadow(2)	Office, Manufacturing & Warehouse	1,148,000	Owned	—
East Longmeadow(2)	Warehouse	500,000	Leased	2006
California
Chino(1) (2)	Warehouse	1,001,000	Leased	2010
Texas
Dallas(2)	Warehouse	147,500	Leased	2011
Washington
Renton(2)	Offices	95,400	Leased	2016
Tukwilla(2)	Warehouse	5,000	Leased	2007
Australia
Erskine Park(5)	Office & Warehouse	98,400	Leased	2015
Eastwood(5)	Office	16,900	Leased	2009
Belgium
Brussels(5)	Office & Showroom	18,800	Leased	2008
Canada
St. Laurent(2)	Office, Manufacturing & Warehouse	148,400	Leased	2006
Montreal(5)	Office, Warehouse & Showroom	133,900	Leased	2010
Mississauga(5)	Sales Office & Showroom	16,300	Leased	2010
Montreal(5)	Warehouse	88,100	Leased	2010

				Lease
		Square	Type of	Expiration
Location	Use	Feet	Possession	Dates

Chile
Santiago(5)	Warehouse	67,600	Leased	2007
Santiago(5)	Office	17,300	Leased	2007
China
Shenzhen(5)	Office	25,700	Leased	2006
Shenzhen(5)	Office	26,600	Leased	2009
Denmark
Glostrup(5)	Office	9,200	Leased	2007
England
Uxbridge(5)	Office & Showroom	51,000	Leased	2013
France
Le Bourget du Lac(5)	Office	33,500	Owned	—
Creutzwald(5)	Warehouse	301,300	Owned	—
Germany
Soest(5)	Office & Warehouse	258,300	Owned	—
Soest(5)	Warehouse	79,700	Leased	2006
Dreieich(5)	Office	24,900	Leased	2015
Hong Kong
Kowloon(4)	Offices	64,300	Leased	2008
New Territories(4)	Warehouse	11,500	Leased	2008
New Territories(4)	Warehouse	8,100	Leased	2007
Ireland
Waterford(5)	Office, Manufacturing & Warehouse	244,000	Owned	—
Italy
Milan(5)	Office & Showroom	12,100	Leased	2007
Mexico
Periferico(5)	Office	16,100	Leased	2006
Carretera(5)	Warehouse	221,700	Leased	2011
The Netherlands
Utrecht(5)	Office	7,200	Leased	2008
New Zealand
Auckland(5)	Office & Warehouse	35,000	Leased	2010
Poland
Warsaw(5)	Office	3,200	Leased	2007
Spain
Valencia(5)	Office & Warehouse	251,900	Leased	2015
Switzerland
Berikon(5)	Office & Warehouse	25,000	Leased	2006
Delemont(5)	Office	9,200	Leased	2009
Turkey
Istanbul(5)	Office	11,000	Leased	2006

				Lease
		Square	Type of	Expiration
Location	Use	Feet	Possession	Dates

Wales
Newport(5)	Warehouse	94,000	Leased	2013
Newport(5)	Warehouse	72,000	Leased	2018
Newport(5)	Warehouse	198,000	Owned	—

(1)	Property used in the U.S. Toys segment.

(2)	Property used in the Games segment.

(3)	Property used in the Corporate area.

(4)	Property used in the Operations segment.

(5)	Property used in the International segment.

In addition to the above listed facilities, the Company either owns or leases various other properties approximating an aggregate of 169,000 square feet which are utilized by its various segments. The Company also either owns or leases an aggregate of approximately 533,600 square feet not currently being utilized in its operations or previously included in restructuring actions, which are currently subleased or offered for sublease.

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

None.

Executive Officers of the Registrant

The following persons are the executive officers of the Company. Such executive officers are elected annually. The position(s) and office(s) listed below are the principal position(s) and office(s) held by such persons with the Company, or its subsidiaries or divisions employing such person. The persons listed below generally also serve as officers and directors of certain of the Company’s various subsidiaries at the request and convenience of the Company.

			Period
			Serving in
			Current
Name	Age	Position and Office Held	Position

Alfred J. Verrecchia(1)	63	President and Chief Executive Officer	Since 2003
Brian Goldner(2)	42	Chief Operating Officer	Since 2006
David D. R. Hargreaves(3)	53	Senior Vice President and Chief Financial Officer	Since 2001
Frank P. Bifulco, Jr.(4)	56	President, North American Sales	Since 2006
Simon Gardner(5)	45	President, Hasbro Europe	Since 2002
Barry Nagler(6)	49	Senior Vice President, General Counsel and Secretary	Since 2001
Deborah Thomas Slater(7)	42	Senior Vice President and Controller	Since 2003
Martin R. Trueb	53	Senior Vice President and Treasurer	Since 1997

(1)	Prior thereto, President and Chief Operating Officer from 2001 to 2003; prior thereto President, Chief Operating Officer and Chief Financial Officer from 2000 to 2001; prior thereto, Executive Vice President and Chief Financial Officer from 1999 to 2000.

(2)	Prior thereto, President, U.S. Toys Segment from 2003 to 2006; prior thereto, President, U.S. Toys, from 2001 to 2003; prior thereto, from 2000 to 2001, Senior Vice President and General Manager, U.S. Toys; during 2000, Chief Operating Officer of Tiger Electronics, Ltd., a subsidiary of the Company; prior thereto, Chief Operating Officer, Bandai America, Inc., from 1997 to 2000.

(3)	Prior thereto, Senior Vice President and Deputy Chief Financial Officer from 1999 through 2000.

(4)	Prior thereto, President, U.S. Games since joining the Company in June 2003; prior thereto, Senior Vice President and Chief Marketing Officer of The Timberland Company since 2001.

(5)	From 2002 to 2003 also President, Asia Pacific; prior to 2002, President, Hasbro International.

(6)	Prior thereto, Senior Vice President and General Counsel from 2000 to 2001; prior thereto, Senior Vice President and General Counsel, Reebok International, Ltd. from 1997 to 2000.

(7)	Prior thereto, Vice President and Assistant Controller from 1998 to 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $.50 per share (the “Common Stock”), is traded on the New York Stock Exchange under the symbol “HAS”. The following table sets forth the high and low sales prices as reported on the Composite Tape of the New York Stock Exchange and the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices		Cash Dividends
Period	High	Low	Declared

2005
1st Quarter	$21.50	18.11	$.09
2nd Quarter	21.00	18.40	.09
3rd Quarter	22.35	19.83	.09
4th Quarter	20.75	17.75	.09
2004
1st Quarter	$22.98	19.38	$.06
2nd Quarter	23.33	17.15	.06
3rd Quarter	19.64	16.98	.06
4th Quarter	19.62	16.90	.06

The approximate number of holders of record of the Company’s Common Stock as of February 9, 2006 was 9,400.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate. Payment of dividends is further subject to restrictions contained in agreements relating to the Company’s outstanding short-term and long-term debt. Under the most restrictive agreement, dividend payments are restricted to the greater of $50 million per annum or 50% of the prior fiscal year consolidated net income.

Issuer Repurchases of Common Stock

Repurchases Made in the Fourth Quarter (in whole numbers of shares and dollars)

			(c)	(d)
			Total	Approximate
			Number	Dollar Value
			of Shares	of Shares
	(a)	(b)	Purchased	that May yet
	Total	Average	as Part of	be Purchased
	Number of	Price	Publicly	Under the
	Shares	Paid per	Announced	Plans or
Period	Purchased	Share	Programs	Programs

October 2005
(September 26, 2005 to October 23, 2005)	185,000	$19.0025	185,000	$314,701,879
November 2005
(October 24, 2005 to November 27, 2005)	672,300	$18.9077	672,300	$301,970,066
December 2005
(November 28, 2005 to December 25, 2005)	—	—	—	$301,970,066

Total	857,300	$18.9282	857,300	$301,970,066

On May 19, 2005, the Company’s Board of Directors authorized the repurchase of up to $350 million in common stock. This authorization replaced a prior authorization, dated December 6, 1999 of $500 million, which had $204.5 million remaining. Purchases of the Company’s common stock may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and the value of the shares that are repurchased will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 6.	Selected Financial Data

	Fiscal Year
	2005	2004	2003	2002	2001
	(Thousands of dollars and shares except per share data and ratios)

Statement of Earnings Data:
Net revenues	$3,087,627	2,997,510	3,138,657	2,816,230	2,856,339
Net earnings before cumulative effect of accounting change	$212,075	195,977	175,015	75,058	60,798
Per Common Share Data:
Earnings before cumulative effect of accounting change
Basic	$1.19	1.11	1.01	.43	.35
Diluted	$1.09	.96	.94	.43	.33
Cash dividends declared	$.36	.24	.12	.12	.12
Balance Sheet Data:
Total assets	$3,301,143	3,240,660	3,163,376	3,142,881	3,368,979
Total long-term debt	$528,389	626,822	688,204	1,059,115	1,167,953
Ratio of Earnings to Fixed Charges(1)	8.33	6.93	4.56	2.05	1.76
Weighted Average Number of Common Shares:
Basic	178,303	176,540	173,748	172,720	172,131
Diluted	197,436	196,048	190,058	185,062	184,592

(1)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest, amortization of deferred debt expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes.

See “Forward-Looking Information and Risk Factors That May Affect Future Results” contained in Item 1A of this report for a discussion of risks and uncertainties that may affect future results. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report for a discussion of factors affecting the comparability of information contained in this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements of the Company included elsewhere in this document.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company’s expectations and beliefs. See Item 1A “Forward-Looking Information and Risk Factors That May Affect Future Results” for a discussion of other uncertainties, risks and assumptions associated with these statements.

(Thousands of Dollars and Shares Except Per Share Data)

Executive Summary

The Company earns revenue and generates cash through the sale of a variety of toy and game products. The Company sells these products both within the United States and in a number of international markets. While many of the Company’s products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. The Company also licenses rights to produce products based on movie, television, music and other family entertainment properties, such as STAR WARS.

For the past several years, the Company has focused on growing core owned and controlled brands, developing new and innovative products which respond to market insights, and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet. While the Company has sought to achieve a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, the Company continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and leverage its key strengths.

The Company’s core brands represent Company-owned or Company-controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL and TONKA, which the Company views as presenting potential to be successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core-brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. However, the volatility of consumer preferences and the high level of competition in the toy and game industry make it challenging to maintain the long-term success of existing product lines and to consistently introduce successful new products.

In addition to its focus on core brands, the Company’s strategy also involves trying to meet ever-changing consumer preferences by identifying and offering innovative products based on market opportunities and insights. In 2005, the Company’s position as a leader in developing innovative electronic products for children was reinforced with the introduction of products such as I-DOG, VIDEONOW XP, ZOOMBOX and the reintroduction of an enhanced, interactive FURBY. The Company believes its strategy of focusing on the development of its core brands and continuing to identify innovative new products will help to prevent the Company from being dependent on the success of any one product line.

With the theatrical release of Lucasfilm’s STAR WARS EPISODE III: REVENGE OF THE SITH in May 2005, and the subsequent holiday season DVD release, sales of product related to the Company’s strategic STAR WARS license rose substantially in 2005. Aggregate net revenues from products associated with this license were approximately $494,000 in 2005 and accounted for 16% of consolidated net revenues. Pairing this key licensed property with the Company’s ability to design and produce action figures, role playing toys, and games, as well as the ability to launch an integrated marketing campaign to promote the product globally, was the key to this line’s success. While the Company’s strategy has continued to focus on growing its core brands and developing innovative, new products, the Company will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In early 2006, the Company announced it entered into a license with Marvel Entertainment, Inc. and Marvel Characters, Inc. to produce toys and games based on Marvel’s portfolio of characters. While gross profits of theatrical entertainment-based products are generally higher than many of the Company’s other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm’s STAR WARS, the Company may also incur amortization expense on property right based assets acquired from the licensor of such properties, further impacting profit made on these items.

The Company’s strategy in the last several years has also involved reducing fixed costs and increasing operating margins. The Company ended 2005 with a strong balance sheet. The Company has achieved its targeted debt to capitalization ratio and will continue making scheduled debt repayments.

In 2005, utilizing cash from operations, the Company reacquired the digital gaming rights on several of its core brands which had previously been licensed to a third party, and purchased the assets of Wrebbit Inc., a maker of innovative puzzles, which complement the Company’s current product portfolio. The Company will continue to evaluate acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business.

As part of its continuous effort to focus on consumer demands, better anticipate the needs of its retail customers, provide a more integrated toy and game marketing plan, place a greater company-wide focus on its core brands and thereby improve its overall business, in January 2006 the Company announced that it has simplified and integrated its operating segment structure. The Company’s North American toy and games business will be managed under common leadership beginning in 2006, providing a combined focus on developing, marketing, and selling products in the U.S., Canada and Mexico. The International segment will consist of the Company’s European, Asia Pacific and Latin American marketing operations. The Company’s world-wide manufacturing and product sourcing operations will be managed through its Global Operations segment. The Hasbro Properties Group will continue to be responsible for the world-wide outlicensing of the Company’s intellectual properties and will work closely with the North American and International segments on the development and licensing of the Company’s brands. The remainder of this Discussion and Analysis is presented according to the 2005 segment structure under which the Company operated.

Summary

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for each of the three fiscal years ended December 25, 2005.

	2005	2004	2003

Net revenues	100.0%	100.0%	100.0%
Cost of sales	41.7	41.8	41.0

Gross profit	58.3	58.2	59.0
Amortization	3.3	2.4	2.4
Royalties	8.0	7.4	7.9
Research and product development	4.9	5.2	4.6
Advertising	11.8	12.9	11.6
Selling, distribution and administration	20.2	20.5	21.5

Operating profit	10.1	9.8	11.0
Interest expense	1.0	1.1	1.7
Other (income) expense, net	(1.0)	0.0	1.5

Earnings before income taxes and cumulative effect of accounting change	10.1	8.7	7.8
Income taxes	3.2	2.2	2.2

Net earnings before cumulative effect of accounting change	6.9	6.5	5.6
Cumulative effect of accounting change, net of tax	—	—	(0.6)

Net earnings	6.9%	6.5%	5.0%

Results of Operations

Net earnings for the fiscal year ended December 25, 2005 were $212,075, or $1.09 per diluted share. This compares to net earnings for fiscal 2004 and 2003 of $195,977 and $157,664, or $.96 and $.85 per diluted share, respectively.

Net earnings and basic and diluted earnings per share for 2005 include income tax expense of approximately $25,800 related to the Company’s repatriation of approximately $547,000 of foreign earnings in the fourth quarter of 2005 pursuant to the special incentive provided by the American Jobs Creation Act of 2004.

Net earnings and basic and diluted earnings per share for 2003 include a cumulative effect of accounting change, net of tax, of $(17,351), or $(.09) per diluted share, relating to the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” (“SFAS 150”).

Consolidated net revenues for the year ended December 25, 2005 were $3,087,627 compared to $2,997,510 in 2004 and $3,138,657 in 2003. Most of the Company’s revenues and operating profits were derived from its three principal segments: U.S. Toys, Games and International, which are discussed in detail below.

The following table presents net revenues and operating profit data for the Company’s three principal segments for each of the three fiscal years ended December 25, 2005:

		%		%
	2005	Change	2004	Change	2003

Net Revenues
U.S. Toys	$1,074,540	13%	$952,923	(10)%	$1,057,984
Games	730,635	(8)%	796,032	(1)%	804,547
International	1,231,761	3%	1,194,630	1%	1,184,532
Operating Profit
U.S. Toys	$79,991	1013%	$7,185	(92)%	$91,996
Games	69,477	(50)%	137,628	(21)%	175,295
International	148,135	5%	140,784	54%	91,273

U.S. Toys

U.S. Toys segment net revenues for the year ended December 25, 2005 increased 13% to $1,074,540 from $952,923 in 2004. This increase is predominantly due to increased revenues from STAR WARS related products as the result of the theatrical and DVD releases of STAR WARS EPISODE III: REVENGE OF THE SITH in 2005. In addition to the increase in STAR WARS related revenues, 2005 U.S. Toys revenues were also positively impacted by the successful reintroduction of LITTLEST PET SHOP and FURBY products as well as increased sales of NERF products. These increases were partially offset by decreased sales of VIDEONOW and FURREAL FRIENDS products as well as the continued decline in BEYBLADE products. In addition, other boys’ toys products such as G.I. JOE and TRANSFORMERS were negatively impacted by the success of STAR WARS products.

U.S. Toys operating profit increased to $79,991 in 2005 from $7,185 in 2004. The increase was due primarily to the increase in revenue. U.S. Toys gross profit was also positively impacted by the change in product mix with increased sales of high margin lines such as STAR WARS and LITTLEST PET SHOP products and decreased sales of VIDEONOW products which carry a lower gross margin. The increase in gross profit was partially offset by increased royalty and amortization expense resulting from increased sales of STAR WARS products. U.S. Toys product development costs decreased as the result of efficiencies gained from its realignment in 2004. This realignment streamlined the U.S. Toys workforce and moved certain product development outside of the U.S. Advertising expense also decreased for U.S. Toys in 2005 primarily due to the high percentage of sales from STAR WARS products, which do not require as much advertising and promotion to raise awareness as an internally-developed product would.

U.S. Toys segment net revenues for the year ended December 26, 2004 decreased 10% to $952,923 from 2003. The results reflect an overall softness in the boys’ toy business, as demonstrated primarily by decreased sales of BEYBLADE, and to a lesser extent, lower sales of TRANSFORMERS and G.I. JOE products. Decreased sales of PLAYSKOOL and ZOIDS products also contributed to the overall decrease in revenues. These decreases were partially offset by increased sales of VIDEONOW products, increased shipments of MY LITTLE PONY products, which were reintroduced in the third quarter of 2003, and revenues from the new product launch of LAZER TAG. Net revenues in 2004 were also positively impacted by increased shipments of STAR WARS products over 2003.

The decrease in U.S. Toys’ operating profit to $7,185 in 2004 from 2003, primarily relates to decreased gross profit as a result of the lower net revenues as well as a change in product mix, including the decline in sales of BEYBLADE products which carry a higher gross margin and increased sales of VIDEONOW hardware, which carry a lower gross margin. Competitive price pressures and customer sales allowances related to VIDEONOW also contributed to lower gross margin. Increased advertising expense related to core brands and new product introductions also contributed to the decline in operating profit. U.S. Toys’ 2004 operating profit was also impacted by charges of $6,900 associated with organizational and staffing changes made in December 2004. The decrease in operating profit was partially offset by decreased royalties, driven by lower sales of BEYBLADE products, as well as lower selling, distribution, and administration expenses as a result of a combination of lower sales activity and the Company’s cost reduction initiatives.

Games

Games segment net revenues for the year ended December 25, 2005 decreased 8% to $730,635 from 2004. The decrease in revenues primarily reflects decreased revenues from trading card games, primarily DUEL MASTERS and MAGIC: THE GATHERING. The decreased revenues also reflect a reduction in board game sales primarily due to lower revenues from TRIVIAL PURSUIT, which had higher revenues in 2004 as a result of the release of TRIVIAL PURSUIT 1990’S EDITION. Revenues were positively impacted by STAR WARS revenues, primarily the plug and play LIGHT SABER BATTLE game, as well as increased sales of CANDY LAND products as a result of core brand extensions including CANDY LAND: DORA EDITION and the CANDY LAND DVD game.

Games segment operating profit decreased 50% in 2005 to $69,477 from 2004. The decrease in operating profit is primarily due to decreased gross profit due to the decline in revenues and specifically, the decline in trading card games, which have a high gross margin. Games segment operating profit was also negatively impacted by a loss of approximately $23,000 in the electronic games category, which included charges associated with inventory obsolescence and customer allowances related to plug and play games.

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

International

International segment net revenues for the year ended December 25, 2005 increased by 3% to $1,231,761 from 2004. The increase in revenues was primarily the result of increased sales of STAR WARS products in

2005 and, to a lesser extent, the successful reintroduction of LITTLEST PET SHOP and FURBY products and the introduction of B-DAMAN products. These increases were partly offset by decreased sales of BEYBLADE and ACTION MAN products as well as decreased sales of FURREAL FRIENDS and VIDEONOW products. Revenues for board games grew internationally in 2005, while the Company experienced decreased revenues in its trading card games, primarily DUEL MASTERS and MAGIC: THE GATHERING. International net revenues were negatively impacted by currency translation of approximately $700 as a result of the stronger U.S. dollar.

International operating profit increased 5% to $148,135 in 2005 from 2004. Increased gross profit as a result of increased revenues was partially offset by higher amortization and royalty expenses as a result of the higher sales of licensed products, primarily STAR WARS products, in 2005. International operating profit was negatively impacted by $2,913 due to the translation of foreign currencies to the U.S. dollar.

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

International segment operating profit increased significantly by 54% to $140,784 in 2004 from 2003. International gross profits and operating profits were positively impacted by the cessation of manufacturing at the Company’s Valencia, Spain facility at the end of 2003. Operating profit in 2003 included cash charges of approximately $18,400 associated with severance related to this cost reduction initiative. The improvement in operating profit in 2004 over 2003 was also due to lower royalty expense primarily from decreased sales of BEYBLADE, which was partially offset by an increase in advertising expense as a result of the Company’s ongoing initiative to raise awareness of its core brands. In 2004, there was a net favorable translation impact to International segment operating profit of approximately $4,800 for the year.

Gross Profit

The Company’s gross profit margin increased slightly to 58.3% for the year ended December 25, 2005 from 58.2% in 2004. This increase was primarily due to increased sales of STAR WARS products, which generally carry a higher gross margin, which is offset by royalty and amortization expense. Gross profit margin in 2005 was also impacted by decreased sales of VIDEONOW products that have lower gross margins. These increases were largely offset by inventory obsolescence and customer allowances on plug and play games as well as lower sales of trading card games that carry a higher gross margin.

The Company’s gross profit margin decreased to 58.2% for the year ended December 26, 2004 from 59.0% in 2003. The decrease in 2004 from 2003 was due to changes in product mix, primarily decreased sales of BEYBLADE products, which carry a higher gross margin. Gross margin was also negatively impacted by increased sales of VIDEONOW hardware products, which carry a lower gross margin, and decreased margin on VIDEONOW products due to competition and customer sales allowances. 2003 gross profit includes charges incurred by the Company to cease manufacturing operations in Spain, comprised primarily of severance costs as well as non-cash charges associated with fixed assets. The production activities previously performed in Spain were transferred to the Company’s other manufacturing facilities or outsourced to third party suppliers.

The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company’s failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 25, 2005:

	2005	2004	2003

Amortization	3.3%	2.4%	2.4%
Royalties	8.0	7.4	7.9
Research and product development	4.9	5.2	4.6
Advertising	11.8	12.9	11.6
Selling, distribution and administration	20.2	20.5	21.5

Amortization increased to $102,035 in 2005 from $70,562 in 2004 and $76,053 in 2003. The increase in amortization in 2005 relates to increased amortization of STAR WARS property rights due to the theatrical and DVD releases of STAR WARS EPISODE III: REVENGE OF THE SITH. Amortization of these rights is based on actual sales of products as a portion of total expected sales of related products related to this licensing right. The decrease in amortization expense in 2004 from 2003 primarily relates to 2003 charges related to certain unprofitable product lines. The Company expects amortization expense to decrease in 2006 from 2005 levels due to lower expected sales of STAR WARS products.

Royalty expense increased to $247,283, or 8.0% of net revenues in 2005 from $223,193, or 7.4% of net revenues in 2004 and $248,423, or 7.9% of net revenues in 2003. Increased royalty expense in 2005 relates primarily to increased sales of STAR WARS related products. The increase from STAR WARS products was partially offset by lower sales of BEYBLADE, SHREK and DISNEY products. Lower royalty expense in 2004 compared to 2003 is primarily due to the decreased sales of BEYBLADE products partly offset by a $7,200 charge related to future minimum guarantees not expected to be fully realized related to the Disney license agreement. The Company expects royalty expense to decrease in both dollars and as a percentage of net revenues in 2006 compared to 2005, due to the lower expected revenues of STAR WARS related products.

Research and product development decreased in 2005 to $150,586, or 4.9% of net revenues, from $157,162, or 5.2% of net revenues in 2004. The decrease reflects increased efficiencies in the U.S. Toys product development resulting from its realignment in 2004. This realignment streamlined the U.S. Toys workforce and moved certain product development outside of the U.S. While the Company strives to incur these costs in the most efficient manner possible, investment in research and product development costs is an important component to the Company’s strategy to grow core brands and to create new and innovative toy and game products. The increase in expenditures for research and product development from $143,183, or 4.6% of net revenues in 2003 to $157,162, or 5.2% of net revenues in 2004 reflects higher development costs associated with electronic toys such as VIDEONOW COLOR and electronic games such as MISSION PAINT BALL plug and play, as well as DVD games.

Advertising expense in 2005 decreased in dollars and as a percentage of net revenues to $366,371, or 11.8% of net revenues, in 2005 from $387,523, or 12.9% of net revenues in 2004. This decrease reflects higher sales of STAR WARS products, which do not require the same amount of advertising as the Company’s non-entertainment based products. The Company continues to focus on marketing to raise awareness of its core brands, as well as to introduce new products. Advertising expense increased in dollars and as a percentage of net revenues to $387,523, or 12.9% of net revenues in 2004 from $363,876, or 11.6% of net revenues in 2003. The Company expects advertising to increase as a percentage of revenues in 2006 from 2005 as an increased percentage of revenues will come from core brands and new products due to the lower expected sales of STAR WARS product.

Selling, distribution and administration expenses increased in dollars but decreased as a percentage of net revenues to $624,560, or 20.2% of net revenues in 2005, from $614,401, or 20.5% of net revenues in 2004. The increase in administration costs in dollars primarily reflects increased performance incentive bonus provisions reflecting the Company’s improved performance. Selling, distribution and administration expenses decreased in dollars and as a percentage of net revenues to $614,401, or 20.5% of net revenues in 2004, from

$674,544, or 21.5% of net revenues in 2003. The decrease in 2004 from 2003 reflects lower expenses resulting from the Company’s cost reduction and business efficiency initiatives, and lower levels of performance incentive bonus provisions relating to lower revenues and operating earnings. Additionally, the 2003 amount included costs associated with the Company’s closure of its retail stores operated under the Wizards of the Coast and Gamekeeper names.

Interest Expense

Interest expense decreased to $30,537 in 2005 from $31,698 in 2004 and $52,462 in 2003. Decreased interest expense, resulting from lower levels of debt, were largely offset by increased interest expense as a result of higher interest rates. The decrease in interest expense mainly reflects the Company’s strategy to reduce its long-term debt. The Company repurchased or repaid principal amounts of long-term debt of $93,303 in 2005, $56,697 in 2004, and $368,937 in 2003.

Approximately 72% of the decrease in interest expense from 2003 to 2004 was attributable to lower levels of short-term and long-term debt in 2004 than in 2003 with the remaining 28% decrease in interest expense due to lower effective interest rates, primarily the result of interest rate swap agreements that reduce the amount of the Company’s debt subject to fixed interest rates. The Company will continue to review the amount of long-term debt outstanding as part of its strategic capital structure objective of maintaining a debt to capitalization ratio between 25% and 30%.

Other (Income) Expense, Net

Other income, net of $30,929 for the year ended December 25, 2005 compares to other expense, net of $1,226 and $48,090 for the years ended December  26, 2004 and December 28, 2003. Other income, net in 2005 primarily consists of interest income of $24,157, which compares to $7,729 in 2004 and $4,377 in 2003. The increase in interest income primarily relates to increases in invested cash balances in 2005.

Other income, net in 2005 also includes non-cash income of $2,080 compared to $12,710 in 2004 and a non-cash charge to earnings of $13,630 in 2003, related to the change in the fair value of certain warrants required to be classified as a liability. These warrants are required to be adjusted to their fair value each quarter through earnings. The fair value of these warrants is primarily affected by the Company’s stock price, but is also affected by the Company’s stock price volatility and dividends, as well as risk-free interest rates. Assuming the Company’s stock volatility and dividend payments, as well as risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings as the price of the Company’s stock increases. If the price of the Company’s stock decreases and the Company’s stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company’s stock price to $22.00 per share at December 25, 2005 from its actual price of $20.36 a share on that date, the Company would have recognized a non-cash charge of approximately $7,790 rather than actual non-cash income recorded of $2,080 for the year ended December 25, 2005, to reflect the change in the fair value of the warrants from their fair value of $125,940 at December 26, 2004.

Other expense, net in 2004 also includes a $8,988 write-down of the value of the common stock of Infogrames, held by the Company as an available-for-sale investment. This write-down resulted from an other-than-temporary decline in the fair value of this investment.

Other expense, net in 2003 includes a loss on extinguishment of debt of $20,342 relating to the 8.50% Notes due 2006, repurchased pursuant to a tender offer in the fourth quarter of 2003. Under the tender offer, the Company repurchased notes totaling $167,257 in aggregate principal amount.

Income Taxes

Income tax expense was 31.8% of pretax earnings in 2005 compared with 24.6% of pretax earnings in 2004 and 28.3% of pretax earnings in 2003. Income tax expense for 2005 includes approximately $25,800 related to the repatriation in the fourth quarter of 2005 of $547,000 of foreign earnings pursuant to the special incentive provided by the American Jobs Creation Act of 2004. Income tax expense for 2005 was also reduced by approximately $4 million, due primarily to an Internal Revenue Service examination of tax years ending in December 2001. Absent these items and the effect of the adjustment of certain warrants to their fair value, which has no tax effect, the 2005 effective tax rate would have been 24.9%.

Absent the effect of the adjustment of certain warrants to their fair value, which has no tax effect, the 2004 and 2003 effective tax rates would have been 25.9% and 26.8%, respectively. The 2004 and 2003 effective tax rates were negatively impacted by increases in the valuation allowance primarily attributable to decreases in the value of the Company’s available-for-sale investment in Infogrames Entertainment SA. The decrease in the adjusted rate, to 24.9% in 2005 from 25.9% in 2004, is also due to the tax impact of higher operating profits in jurisdictions with lower statutory tax rates.

Cumulative Effect of Accounting Changes

On June 30, 2003, the first day of the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” (“SFAS 150”). SFAS 150 required the Company to reclassify certain warrants recorded as equity to a liability, and adjust the warrants to their fair value through earnings as of that date. On the date of adoption, the Company reclassified $107,669 from equity, where the warrants had previously been recorded, to current liabilities. A cumulative effect of accounting change of $17,351 was recorded to adjust the amount of this liability to its fair value on the adoption date. There was no tax benefit associated with this charge.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2005, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its unsecured credit facilities. During 2006, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, using proceeds from the accounts receivable securitization program and borrowings under its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its securitization program and other available lines of credit, are adequate to meet its needs for 2006. However, unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences, could result in a significant decline in revenues and operating results for the Company, which could result in the Company being in non-compliance with its debt covenants and unable to use funding from its accounts receivable securitization program. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable the Company to continue to fund its operations. Also, non-compliance with covenants under its accounts receivable securitization program could result in the Company being unable to utilize this program. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable that would prevent the Company from being able to fully utilize its accounts receivable securitization program.

During the last four fiscal years, as part of its strategy of reducing long-term debt and its overall debt-to-capitalization ratio, the Company has repurchased or repaid approximately $646,000 in principal amount of long-term debt, primarily using cash from operations. Remaining principal amounts of long-term debt at December 25, 2005, including portions classified as current, were $527,726. The Company believes that the reduction in its debt-to-capitalization ratio has improved its liquidity situation by decreasing cash required to service outstanding debt, thereby increasing the ability of the Company to obtain additional financing should the need to do so arise.

At December 25, 2005, cash and cash equivalents, net of short-term borrowings, were $927,592 compared to $707,043 and $497,393 at December 26, 2004 and December 28, 2003, respectively. Hasbro generated approximately $497,000, $359,000, and $454,000 of cash from its operating activities in 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 is primarily due to the mix of products in 2005 net revenues. Net earnings in 2005 included increased non-cash expenses primarily as a result of increased STAR WARS revenues. Increased royalty expense in 2005 related to revenues from STAR WARS products. A portion of these royalties had been paid in prior years and recorded as a prepaid expense. The Company paid an advance of $35,000 in 2005 related to STAR WARS royalties. In addition, the Company had increased amortization expense in 2005, which did not impact the cash flows from operations. Although net earnings before cumulative effect of accounting change increased to $195,977 in 2004 from $175,015 in 2003, the decrease in cash from operations in 2004 as compared to 2003 was primarily the result of changes in operating assets and liabilities, further discussed below.

Accounts receivable decreased to $523,232 at December 25, 2005 from $578,705 at December 26, 2004. Fourth quarter days sales outstanding decreased to 44 days in 2005 from 49 days in 2004 and 2003. The decrease in days sales outstanding from 2004 primarily reflects improved collections, increased utilization of the securitization facility in 2005 and decreases in international accounts receivable due to the stronger U.S. dollar in 2005. In 2003, the Company entered into a revolving accounts receivable securitization facility whereby the Company is able to sell undivided interests in qualifying accounts receivable on an ongoing basis. At December 25, 2005 and December 26, 2004, there was $250,000 and $206,055, respectively, sold under this program. The December 25, 2005 accounts receivable balance includes a decrease of approximately $23,884 related to the currency impact of the weaker U.S. dollar. Inventories decreased to $179,398 at December 25, 2005 from $194,780 at December 26, 2004. The decrease in inventory represents higher levels of inventory at December 26, 2004 due to lower levels of sales in the fourth quarter of 2004. In addition, inventories decreased approximately $5,900 due to the stronger U.S. dollar in 2005. The increase in inventory to $194,780 at December 26, 2004 from $168,979 at December 28, 2003 reflects lower than normal inventory levels in 2003 and, to a lesser extent, lower revenues in the fourth quarter of 2004. Inventory levels at year-end 2003 were at their lowest point since 1990.

Prepaid expenses and other current assets decreased to $185,297 at December 25, 2005 from $219,735 at December 26, 2004. This decrease is primarily related to decreased prepaid royalties as a result of the increased sales of STAR WARS products in 2005. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are recorded. The decrease related to prepaid royalties was partially offset by increased deferred taxes. Prepaid expenses and other current assets increased slightly to $219,735 at December 26, 2004 from $211,981 at December 28, 2003. An increase in current prepaid royalties as a result of the 2005 release of STAR WARS EPISODE III: REVENGE OF THE SITH was partially offset by decreased deferred taxes. With respect to the STAR WARS license, the Company has prepaid royalties recorded in both current and non-current assets.

Accounts payable and accrued expenses increased to $863,280 at December 25, 2005 from $806,528 at December 26, 2004. This primarily reflects an increase in accrued income taxes primarily as a result of improved earnings in 2005 and, to a lesser extent, taxes payable related to earnings repatriated under the American Jobs Creation Act (the “Act”). In December 2005, the Company repatriated approximately $547,000 under this Act. The increase from accrued income taxes was partially offset by lower accrued royalties at December 25, 2005 due to lower sales of BEYBLADE and SHREK products in the fourth quarter of 2005. These contracts did not require the Company to prepay royalties as these royalty amounts were paid in arrears. Accounts payable and accrued expenses decreased to $806,528 at December 26, 2004 from $905,368 at December 28, 2003. The decrease primarily relates to decreases in accrued bonuses and performance incentives as well as a decrease in accrued income taxes. To a lesser extent, this decrease was also due to a decrease in the value of certain warrants that the Company is required to record as liabilities under SFAS 150. As a result of SFAS 150, the Company classifies certain warrants containing a put option as a current liability and adjusts the amount of this liability to its fair value on a periodic basis.

Cash flows from investing activities were a net utilization of $120,671, $84,967, and $64,879 in 2005, 2004 and 2003, respectively. During 2005, the Company expended $65,000 to reacquire the digital gaming rights for its owned or controlled properties from Infogrames Entertainment SA (Infogrames). These rights were previously held by Infogrames on an exclusive basis as a result of a licensing agreement entered into during 2000. In addition, the Company expended $14,179 to purchase the assets of Wrebbit Inc., a Montreal-based creator and manufacturer of innovative puzzles. In 2005, the Company also had proceeds from the sales of property, plant and equipment of $33,083. These proceeds came primarily from the sale of the Company’s former manufacturing facility in Spain. During 2005, the Company expended approximately $71,000 on additions to its property, plant and equipment while during 2004 and 2003 it expended approximately $79,000 and $63,000, respectively. Of these amounts, 61% in 2005, 58% in 2004, and 66% in 2003 were for purchases of tools, dies and molds related to the Company’s products. The level of capital spending in 2005, 2004, and 2003 was below the level permitted under its outstanding credit facilities. In 2006, the Company expects capital expenditures to continue to be in the range of $70,000 to $90,000. During the three years ended December 25, 2005, depreciation and amortization of plant and equipment was $78,097, $75,618, and $88,070, respectively. In 2004, the Company acquired the remaining unowned interest in its Latin America operations for total consideration of $9,824. This purchase resulted in an increase in goodwill in the amount of $9,390. The Company made no acquisitions of businesses in 2003.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable made it necessary for the Company to borrow varying amounts during the year. During 2005 and 2004, the Company primarily utilized cash from operations and its accounts receivable securitization program. During 2003, the Company primarily utilized cash from operations and borrowings under its secured amended and restated revolving credit agreement to meet its cash flow requirements.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC (“HRF”). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. The program provides the Company with a cost-effective source of working capital. Based on the amount of eligible accounts receivable as of December 25, 2005, the Company utilized $250,000, which was the maximum available to sell under this program.

The Company has an amended and restated credit agreement, which provides it with an unsecured revolving credit facility of $350,000, maturing in March 2007. The Company is not required to maintain compensating balances under the agreement. The amended and restated agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments. The Company was in compliance with all restrictive covenants as of and for the fiscal year ended December 25, 2005. The Company had no borrowings outstanding under its committed revolving credit facility at December 25, 2005. The Company also has other uncommitted lines from various banks, of which approximately $44,552 was utilized at December 25, 2005. Amounts available and unused under the committed line at December 25, 2005 were approximately $346,000.

Net cash utilized by financing activities was $158,641 in 2005. This amount included repayments in principal amount of long-term debt totaling $93,303. These amounts primarily related to $71,970 of bonds that matured in November of 2005. The remaining amount relates to repayment of long-term debt associated with the Company’s former manufacturing facility in Spain. Dividends paid increased to $58,901 as a result of the increase of the quarterly dividend rate to $0.09 in the first quarter of 2005 from $0.06. In May 2005, the Company’s Board of Directors authorized the repurchase of up to $350 million in common stock. In 2005, the Company repurchased 2,386 shares at an average price of $20.10. The total cost of these repurchases, including transaction costs, was $48,030. The Company received $45,278 in 2005 in proceeds from the exercise of employee stock options.

Net cash utilized by financing activities was $75,824 in 2004. This amount included repurchases in principal amount of long-term debt totaling $56,697 in connection with the Company’s strategy of reducing its overall debt and improving its debt-to-capitalization ratio. The Company received $25,836 from the exercise of stock options during the year. In December 2003, the Company increased its quarterly dividend to $0.06 per share from $0.03 per share. This increased cash paid for dividends to $37,088 from the 2003 amount of $20,851.

Net cash utilized by financing activities was $373,307 in 2003. This was primarily the result of the Company’s use of cash flows from operations to repurchase or repay $200,288 in principal amount of 7.95% Notes in March 2003. In addition, the Company repurchased $167,257 in principal amount of 8.50% Notes due 2006 in the fourth quarter of 2003 at a total cost of $188,991. Also in 2003, as the result of the increase in the Company’s stock price during the year, the Company received $39,892 in proceeds from the exercise of employee stock options. The Company also paid $3,378 to repurchase shares issued upon the exercise of certain warrants as well as to terminate a warrant agreement.

The Company has outstanding $249,996 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company’s stock trade at or below $9.72 per share for 20 of the 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company’s stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in 2005. The holders of these debentures may put the notes back to Hasbro in December 2011 and December 2016 at the original principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company’s discretion. While the Company’s current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash. On December 1, 2005, the holders of these debentures had the option to put these notes back to Hasbro. On that date, the Company redeemed $4 of these notes in cash. Due to this put option, these debentures were classified on the Company’s balance sheet in the current portion of long-term debt at December 26, 2004. Subsequent to December 1, 2005, the remaining $249,996 of principal amount of these notes were reclassified to long-term debt.

The Company has remaining principal amounts of long-term debt, including current portions, at December 25, 2005 of approximately $527,726. As detailed below in Contractual Obligations and Commercial Commitments, this debt is due at varying times from 2006 through 2028. Of the total principal amount, the Company has $32,743 of 8.50% Notes due in March 2006. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $128,220 in 2006, which includes $100,000 of royalty commitments on a contract signed in January 2006 with Marvel Entertainment, Inc. and Marvel Characters, Inc. Also, as detailed in Contractual Obligations and Commercial Commitments, the Company has certain warrants, currently recorded in accrued liabilities, that may be settleable for, at the Company’s option, $100,000 in cash or $110,000 in the Company’s stock, such stock being valued at the time of the exercise of the option. The Company believes that cash from operations, including the securitization facility, and, if necessary, its line of credit, will allow the Company to meet these and other obligations listed. The Company will continue to review the amount of long-term debt outstanding as part of its strategic capital structure objective of maintaining a debt to capitalization ratio between 25% and 30%.

On May 19, 2005, the Company’s Board of Directors authorized the repurchase of up to $350 million in common stock. This authorization replaced a prior authorization, dated December 6, 1999 of $500 million, which had $204.5 million remaining. Purchases of the Company’s common stock may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and the value of the shares that are repurchased will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date. In 2005, the Company repurchased

2,386 shares at an average price of $20.10. The total cost of these repurchases, including transaction costs, was $48,030.

Critical Accounting Policies and Significant Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include sales allowances, inventory valuation, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments and pensions.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company’s annual impairment test was performed in the fourth quarter of 2005 and no impairment was indicated. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 25, 2005, the Company has goodwill and intangible assets with indefinite lives of $542,799 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $533,940 at December 25, 2005. During 2005, there were no impairment charges related to these intangible assets.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 25, 2005, the Company had $126,515 of prepaid royalties, $37,107 of which are included in prepaid expenses and other current assets and $89,408 which are included in other assets.

The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected compensation increases, and applicable discount rates. The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on domestic plan assets was 8.75% in 2005, 2004 and 2003. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of .25% in the estimate of expected return on plan assets would increase pension expense for U.S. plans by approximately $470. Expected compensation increases are estimated using a combination of historical compensation increases with expected compensation increases in the Company’s long-term business forecasts. Based on this analysis, the Company’s estimate of expected long-term compensation increases for its U.S. plans was 4.0% in 2005, 2004 and 2003. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. Based on this long-term corporate bond yield at September 30, 2005, the Company’s measurement date for its pension assets and liabilities, the Company selected a discount rate for its domestic plans of 5.50%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of .25% in the Company’s discount rate would increase pension expense and the projected benefit obligation by approximately $995 and $11,110, respectively. In accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions”, actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods. Assets in the plan are valued on the basis of their fair market value on the measurement date. In 2005 and 2004, the Company recorded a minimum pension liability for its U.S. plans of $53,329 and $43,196, respectively. This amount represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $527,726 of long-term debt outstanding at December 25, 2005, including current portions and excluding fair value adjustments. Future payments required under these and other obligations as of December 25, 2005 are as follows:

	Payments Due by Fiscal Year
Certain Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt, including current portions	$32,743	—	135,092	—	—	359,891	527,726
Operating lease commitments	22,686	21,382	19,858	18,350	10,995	29,901	123,172
Future minimum guaranteed contractual payments	28,220	15,660	18,760	8,700	5,100	—	76,440
Purchase commitments	171,551	—	—	—	—	—	171,551

	$255,200	37,042	173,710	27,050	16,095	389,792	898,889

In addition to the above commitments, in January 2006, the Company entered into a five-year license arrangement with Marvel Entertainment, Inc., and its subsidiary Marvel Characters, Inc. (together “Marvel”) to develop products based on certain Marvel properties for retail sales beginning on January 1, 2007. The arrangement requires the Company to make guaranteed minimum payments in the amount of $205,000 with $100,000 paid in February 2006. Of the remaining payments, $70,000 is expected to be paid in 2007 upon the release of the motion picture SPIDERMAN 3 and the remainder to be paid upon the release of the motion picture SPIDERMAN 4, whose release date is yet to be determined. The agreement also requires the Company to make minimum expenditures on marketing and promotional activities, including the spending of at least $15,000 associated with the motion picture SPIDERMAN 3. Certain of the future minimum guaranteed contractual royalty payments are contingent upon the theatrical release of the related entertainment property.

Included in the Thereafter column above is $249,996 in principal amount of senior convertible debt due 2021. The holders of these debentures may put the notes back to the Company in December 2011 and December 2016 at the principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two.

In addition to the above, the Company has certain warrants outstanding at December 25, 2005 that contain a put option that would require the Company to repurchase the warrants for a price to be paid, at the Company’s election, of either $100,000 in cash or $110,000 in shares of the Company’s common stock, such stock being valued at the time of the exercise of the option. The Company’s current intent is to settle this put option in cash if exercised. In accordance with SFAS 150, these warrants are recorded as an accrued liability at fair value at December 25, 2005. In addition, the Company expects to make contributions totaling approximately $21,000 to its pension plans in 2006. The Company also has letters of credit of approximately $33,600 at December 25, 2005.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using forward foreign exchange contracts, and purchased foreign currency options. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against foreign currencies could result in an approximate $9,200 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the related forecasted foreign currency transaction.

The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company’s revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts. Other than as set forth above, the Company does not hedge foreign currency exposures. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts.

At December 25, 2005, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $527,726. At December  25, 2005, the Company had fixed-for-floating interest rate swaps with notional amounts of $100,000. The interest rate swaps are designed to adjust the amount of the Company’s debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt. At December 25, 2005, these contracts had a fair value of $663, with $636 included in other assets, and the remaining $27 included in prepaid expenses and other current assets, with corresponding fair value adjustments to increase long-term debt and current portions of long-term debt, respectively. Changes in interest rates affect the fair value of fixed rate debt not hedged by interest rate swap agreements while affecting the earnings and cash flows of the long-term debt hedged by the interest rate swaps. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $15,900 or $13,600, respectively. A hypothetical one percentage point change in interest rates would increase or decrease 2006 pretax earnings and cash flows by $729 and $375, respectively.

The Economy and Inflation

The Company continued to experience difficult economic environments in some parts of the world during 2005. The principal market for the Company’s products is the retail sector. Revenues from the Company’s top 5 customers, all retailers, accounted for approximately 53%, 50%, and 52% of its consolidated net revenues in 2005, 2004 and 2003, respectively. In the past two years certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year, and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of larger retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas.

Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s revenues. In addition, the bankruptcy or other lack of success of one of the Company’s significant retailers could negatively impact the Company’s future revenues.

The effect of inflation on the Company’s operations during 2005 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123 and SFAS 95 “Statement of Cash Flows”. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for the Company as of December 26, 2005, the first day of the 2006 fiscal year. The Company will adopt SFAS 123(R) on the prospective basis as defined in the statement. Under this adoption method, the Company will record expense relating to employee stock-based compensation awards in the periods subsequent to adoption. This expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Based on the current options outstanding, the Company’s 2006 pretax expense for those options is expected to be between $16,000 and $17,000. This amount may increase to the extent that options are granted in 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. In the fourth quarter of 2005, the Company repatriated approximately $547,000 of foreign earnings under the provisions of the Act which resulted in income tax of $25,844.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hasbro, Inc.’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 1 to the consolidated financial statements, during the fourth quarter of 2004, the Company adopted Emerging Issues Task Force Issue 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. As discussed in note 6 to the consolidated financial statements, effective June 30, 2003, the first day of the Company’s third quarter of fiscal 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity”.

/s/  KPMG LLP

Providence, Rhode Island
February 21, 2006

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 25, 2005 and December 26, 2004
(Thousands of dollars except share data)

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$942,268	725,002
Accounts receivable, less allowance for doubtful accounts of $29,800 in 2005 and $37,000 in 2004	523,232	578,705
Inventories	179,398	194,780
Prepaid expenses and other current assets	185,297	219,735

Total current assets	1,830,195	1,718,222
Property, plant and equipment, net	164,045	206,934

Other assets
Goodwill	467,061	469,726
Other intangibles, net	613,433	637,929
Other	226,409	207,849

Total other assets	1,306,903	1,315,504

Total assets	$3,301,143	3,240,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$14,676	17,959
Current portion of long-term debt	32,770	324,124
Accounts payable	152,468	167,585
Accrued liabilities	710,812	638,943

Total current liabilities	910,726	1,148,611
Long-term debt, excluding current portion	495,619	302,698
Deferred liabilities	171,322	149,627

Total liabilities	1,577,667	1,600,936

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2005 and 2004	104,847	104,847
Additional paid-in capital	358,199	380,745
Deferred compensation	(24)	(98)
Retained earnings	1,869,007	1,721,209
Accumulated other comprehensive earnings	15,348	82,388
Treasury stock, at cost, 31,744,960 shares in 2005 and 32,379,369 shares in 2004	(623,901)	(649,367)

Total shareholders’ equity	1,723,476	1,639,724

Total liabilities and shareholders’ equity	$3,301,143	3,240,660

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal Years Ended in December
(Thousands of dollars except per share data)

	2005	2004	2003

Net revenues	$3,087,627	2,997,510	3,138,657
Cost of sales	1,286,271	1,251,657	1,287,962

Gross profit	1,801,356	1,745,853	1,850,695

Expenses
Amortization	102,035	70,562	76,053
Royalties	247,283	223,193	248,423
Research and product development	150,586	157,162	143,183
Advertising	366,371	387,523	363,876
Selling, distribution and administration	624,560	614,401	674,544

Total expenses	1,490,835	1,452,841	1,506,079

Operating profit	310,521	293,012	344,616

Nonoperating (income) expense
Interest expense	30,537	31,698	52,462
Other (income) expense, net	(30,929)	1,226	48,090

Total nonoperating (income) expense	(392)	32,924	100,552

Earnings before income taxes and cumulative effect of accounting change	310,913	260,088	244,064
Income taxes	98,838	64,111	69,049

Net earnings before cumulative effect of accounting change	212,075	195,977	175,015
Cumulative effect of accounting change, net of tax	—	—	(17,351)

Net earnings	$212,075	195,977	157,664

Per common share
Net earnings before cumulative effect of accounting change
Basic	$1.19	1.11	1.01

Diluted	$1.09	.96	.94

Net earnings
Basic	$1.19	1.11	.91

Diluted	$1.09	.96	.85

Cash dividends declared	$.36	.24	.12

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Thousands of dollars)

	2005	2004	2003

Cash flows from operating activities
Net earnings	$212,075	195,977	157,664
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	17,351
Depreciation and amortization of plant and equipment	78,097	75,618	88,070
Other amortization	102,035	70,562	76,053
Loss on early extinguishment of debt	—	1,277	20,342
Loss on impairment of investment	—	8,988	—
Change in fair value of liabilities potentially settleable in common stock	(2,080)	(12,710)	13,630
Deferred income taxes	(24,032)	34,624	22,774
Compensation earned under restricted stock programs	74	138	172
Change in operating assets and liabilities (other than cash and cash equivalents):
Decrease (increase) in accounts receivable	39,341	75,590	(13,202)
Decrease (increase) in inventories	10,677	(15,838)	34,846
Decrease in prepaid expenses and other current assets	74,531	29,423	7,845
Increase (decrease) in accounts payable and accrued liabilities	33,211	(89,735)	16,707
Other, including long-term advances	(27,305)	(15,408)	11,903

Net cash provided by operating activities	496,624	358,506	454,155

Cash flows from investing activities
Additions to property, plant and equipment	(70,584)	(79,239)	(63,070)
Investments and acquisitions, net of cash acquired	(79,179)	(9,824)	—
Proceeds from sale of property, plant and equipment	33,083	4,309	4,570
Other	(3,991)	(213)	(6,379)

Net cash utilized by investing activities	(120,671)	(84,967)	(64,879)

Cash flows from financing activities
Repurchases and repayments of borrowings with original maturities of more than three months	(93,303)	(57,974)	(389,279)
Net repayments of other short-term borrowings	(3,685)	(6,598)	309
Purchase of common stock and other equity securities	(48,030)	—	(3,378)
Stock option transactions	45,278	25,836	39,892
Dividends paid	(58,901)	(37,088)	(20,851)

Net cash utilized by financing activities	(158,641)	(75,824)	(373,307)

Effect of exchange rate changes on cash	(46)	6,540	9,406

Increase in cash and cash equivalents	217,266	204,255	25,375
Cash and cash equivalents at beginning of year	725,002	520,747	495,372

Cash and cash equivalents at end of year	$942,268	725,002	520,747

Supplemental information
Interest paid	$33,265	35,781	64,189

Income taxes paid	$32,962	40,647	28,354

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Thousands of dollars)

					Accumulated
		Additional			Other		Total
	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Compensation	Earnings	Earnings	Stock	Equity

Balance, December 29, 2002	$104,847	458,130	(613)	1,430,950	(46,814)	(755,134)	1,191,366
Net earnings	—	—	—	157,664	—	—	157,664
Other comprehensive earnings	—	—	—	—	77,298	—	77,298

Comprehensive earnings							234,962
Reclass of liabilities potentially settleable in common stock	—	(107,669)	—	—	—	—	(107,669)
Stock option and warrant transactions	—	48,106	—	—	—	60,640	108,746
Restricted stock activity	—	(689)	(66)	—	—	(489)	(1,244)
Dividends declared	—	—	—	(20,921)	—	—	(20,921)

Balance, December 28, 2003	104,847	397,878	(679)	1,567,693	30,484	(694,983)	1,405,240
Net earnings	—	—	—	195,977	—	—	195,977
Other comprehensive earnings	—	—	—	—	51,904	—	51,904

Comprehensive earnings							247,881
Stock option and warrant transactions	—	(16,748)	—	—	—	45,720	28,972
Restricted stock activity	—	(385)	581	—	—	(104)	92
Dividends declared	—	—	—	(42,461)	—	—	(42,461)

Balance, December 26, 2004	104,847	380,745	(98)	1,721,209	82,388	(649,367)	1,639,724
Net earnings	—	—	—	212,075	—	—	212,075
Other comprehensive loss	—	—	—	—	(67,040)	—	(67,040)

Comprehensive earnings							145,035
Stock option and warrant transactions	—	(22,546)	—	—	—	73,496	50,950
Purchases of Treasury Stock	—	—	—	—	—	(48,030)	(48,030)
Restricted stock activity	—	—	74	—	—	—	74
Dividends declared	—	—	—	(64,277)	—	—	(64,277)

Balance, December 25, 2005	$104,847	358,199	(24)	1,869,007	15,348	(623,901)	1,723,476

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interest in other companies are accounted for using the equity method. The Company had no equity method investments at December 25, 2005 that were material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. Each of the fiscal years in the three-year period ended December 25, 2005 was a fifty-two week period.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less. The Company recorded interest income of $24,157, $7,729 and $4,377 in 2005, 2004, and 2003, respectively.

Marketable Securities

Marketable securities are comprised of investments in publicly-traded securities, classified as available-for-sale, and are recorded at market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive earnings within shareholders’ equity until realized. Unrealized losses are evaluated to determine the nature of the losses. If the losses are determined to be other than temporary, the basis of the security is adjusted and the loss is recognized in earnings at that time. These securities are included in other assets in the accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers predominantly on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year with regard to the financial performance, cash generation, financing availability and liquidity status of each customer. The majority of customers are reviewed at least annually; more frequent reviews are performed based on the customer’s financial condition and the level of credit being extended. For customers on credit who are experiencing financial difficulties, management performs additional financial analyses before shipping orders. The Company uses a variety of financial transactions based on availability and cost, to increase the collectibility of certain of its accounts, including letters of credit, credit insurance, factoring with unrelated third parties, and requiring cash in advance of shipping.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company records an allowance for doubtful accounts at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When a significant event occurs, such as a bankruptcy filing by a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance or accrual rate is adjusted to reflect current risk prospects.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

At December 25, 2005 and December 26, 2004, finished goods comprised 89% and 92% of inventories, respectively.

Long-Lived Assets

The Company’s long-lived assets consist of property, plant and equipment, goodwill and intangible assets with indefinite lives as well as other intangibles assets the Company considers to have a defined life.

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

The remaining intangibles having defined lives are being amortized over three to twenty-five years, primarily using the straight-line method. Approximately 11% of other intangibles relate to rights acquired in connection with major motion picture entertainment properties and are being amortized over the contract life, in proportion to projected sales of the licensed products during the same period.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short- and long-term borrowings, accounts payable and accrued liabilities. At December 25, 2005, the carrying cost of these instruments approximated their fair value. Its financial instruments also include foreign currency forwards and options (see note 13) as well as interest rate swap agreements (see note 7). At December 25, 2005, the carrying value of these instruments approximated their fair value based on quoted or publicly available market information.

Securitization and Transfer of Financial Instruments

Hasbro has an agreement that allows the Company to sell, on an ongoing basis, an undivided interest in certain of its trade accounts receivable through a revolving securitization arrangement. The Company retains servicing responsibilities for, as well as a subordinate interest in the transferred receivables. Hasbro accounts for the securitization of trade accounts receivable as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). As a result, the related receivables are removed from the consolidated balance sheet.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Advertising

Production costs of commercials and programming are charged to operations in the fiscal year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred.

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2005, 2004, and 2003, these costs were $144,953, $144,620 and $149,702, respectively, and are included in selling, distribution and administration expenses.

Operating Leases

Hasbro records lease expense in such a manner as to recognize this expense on a straight-line basis inclusive of rent concessions and rent increases. Reimbursements from lessors for leasehold improvements are deferred and recognized as a reduction to lease expense over the lease term.

Income Taxes

Hasbro uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes have not been provided on undistributed earnings of international subsidiaries as substantially all of such earnings are indefinitely reinvested by the Company. See note 8, which includes discussion of the American Jobs Creation Act of 2004.

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

Pension Plans, Postretirement and Postemployment Benefits

Hasbro, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2006, the Company expects to contribute approximately $21,000 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense.

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

Risk Management Contracts

Hasbro uses foreign currency forward and option contracts, generally purchased for terms of not more than eighteen months, to mitigate the impact of adverse currency rate fluctuations on firmly committed and

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the unit, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with counterparties who are major financial institutions. The Company believes any risk related to default by a counterparty to be remote. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

The Company records all derivatives, such as foreign currency exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive earnings (“AOCE”) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the statements of operations. The Company uses derivatives to hedge intercompany loans denominated in foreign currencies. Due to the short-term nature of the contracts involved, the Company does not use hedge accounting for these contracts.

The Company also uses interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and are designated and effective as fair value hedges of the change in fair value of those debt obligations. These agreements are recorded at their fair value as an asset or liability. Gains and losses on these contracts are included currently in the consolidated statements of operations and are wholly offset by changes in the fair value of the related long-term debt. These hedges are considered to be perfectly effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138 (collectively “SFAS 133”). The interest rate swap contracts are with a number of major financial institutions in order to minimize counterparty credit risk. The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of the contracts.

Accounting for Stock-Based Compensation

At December 25, 2005, the Company had stock-based employee compensation plans and plans for non-employee members of the Company’s Board of Directors, which are described more fully in note 10. As permitted by Statement of Financial Accounting Standards No. 123, as amended by No. 148, “Accounting for Stock-Based Compensation”, (collectively “SFAS 123”) Hasbro accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As required by the Company’s existing stock plans, stock options are

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

granted at or above the fair market value of the Company’s stock and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests, typically three years. Had compensation expense been recorded under the fair value method as set forth in the provisions of SFAS 123 for stock options awarded, the impact on the Company’s net earnings and earnings per share would have been:

	2005	2004	2003

Reported net earnings	$212,075	195,977	157,664
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	46	103	126
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,124)	(13,844)	(12,948)

Pro forma net earnings	$196,997	182,236	144,842

Reported net earnings per share
Basic	$1.19	1.11	.91

Diluted	$1.09	.96	.85

Pro forma net earnings per share
Basic	$1.10	1.03	.83

Diluted	$1.01	.89	.78

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123 and SFAS 95 “Statement of Cash Flows”. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for the Company as of December 26, 2005, the first day of the 2006 fiscal year. The Company will adopt SFAS 123(R) on the prospective basis as defined in the statement. Under this adoption method, the Company will record expense relating to employee stock-based compensation awards in the periods subsequent to adoption. This expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Based on the current options outstanding, the Company’s 2006 pretax expense for those options is expected to be between $16,000 and $17,000. This amount may increase to the extent any options are granted in 2006.

Earnings Per Common Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted for certain amounts related to dilutive securities. Dilutive securities include shares issuable under convertible debt, as well as shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities may also

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

include shares potentially issuable to settle liabilities. Options and warrants totaling 6,018, 10,207 and 3,451 for 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

A reconciliation of earnings before cumulative effect of accounting change and average number of shares for the three fiscal years ended December 25, 2005 is as follows:

	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Earnings before cumulative effect of accounting change	$212,075	212,075	195,977	195,977	175,015	175,015
Change in fair value of liabilities potentially settleable in common stock	—	(2,080)	—	(12,710)	—	—
Interest expense on contingent convertible debentures due 2021	—	4,263	—	4,263	—	4,263

	$212,075	214,258	195,977	187,530	175,015	179,278

Average shares outstanding	178,303	178,303	176,540	176,540	173,748	173,748
Effect of dilutive securities:
Liabilities potentially settleable in common stock	—	5,339	—	5,629	—	—
Contingent convertible debentures due 2021	—	11,574	—	11,574	—	11,574
Options and warrants	—	2,220	—	2,305	—	4,736

Equivalent shares	178,303	197,436	176,540	196,048	173,748	190,058

Net earnings per share before cumulative effect of accounting change	$1.19	1.09	1.11	.96	1.01	.94

In December 2004, the Company adopted Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which states that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. The earnings per share calculations for the three years ended December 25, 2005 include adjustments to add back to earnings the interest expense, net of tax, incurred on the Company’s Senior Convertible Debentures due 2021, as well as add back to outstanding shares the amount of shares potentially issuable as if the contingent conversion features were met.

As a result of the adoption in 2003 of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” (note 6), certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. As of December 25, 2005 and December 26, 2004, the warrants had a more dilutive impact on earnings per share, assuming they were treated as an equity contract. Accordingly, the numerator includes an adjustment to earnings for the income

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of those dates. As of December 28, 2003, the warrants had a more dilutive impact on earnings per share, assuming they were treated as a liability contract. Accordingly, the charge to earnings for the change in fair value of the contract in 2003 is not eliminated and no shares related to this warrant were included in dilutive securities.

(2)	Other Comprehensive Earnings

The Company’s other comprehensive earnings (loss) for the years 2005, 2004 and 2003 consist of the following:

	2005	2004	2003

Foreign currency translation adjustments	$(68,530)	50,391	76,126
Changes in value of available-for-sale securities, net of tax	838	(9,862)	3,963
Gains (losses) on cash flow hedging activities, net of tax	6,460	(3,954)	(13,777)
Minimum pension liability adjustment, net of tax	(7,813)	(1,661)	2,187
Reclassifications to earnings, net of tax	2,005	16,990	8,799

	$(67,040)	51,904	77,298

Reclassification adjustments from other comprehensive earnings to earnings in 2005, 2004 and 2003 were net of related income taxes of $89, $1,724 and $378, respectively. The reclassification adjustment for 2004 includes an impairment charge relating to other than temporary decreases in the value of the Company’s available-for-sale securities. In accordance with Hasbro’s marketable securities accounting policy, as the result of the decline in the fair value of the Company’s investment in Infogrames Entertainment SA common stock, the Company adjusted the basis of this investment and recorded a pretax charge to earnings in the amount of $8,988. The remainder of the reclassification adjustments in 2004, as well as the 2005 and 2003 reclassification adjustments include net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales.

The related tax benefit (expense) of other comprehensive earnings items was $3,960, $(283), and $(2,199) for the years 2005, 2004 and 2003, respectively.

Components of accumulated other comprehensive earnings at December 25, 2005 and December 26, 2004 are as follows:

	2005	2004

Foreign currency translation adjustments	$42,555	111,085
Changes in value of available-for-sale securities, net of tax	1,800	962
Gains (losses) on cash flow hedging activities, net of tax	3,848	(4,617)
Minimum pension liability adjustment, net of tax	(32,855)	(25,042)

	$15,348	82,388

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(3)	Property, Plant and Equipment

	2005	2004

Land and improvements	$6,836	18,727
Buildings and improvements	174,183	211,414
Machinery and equipment	296,607	310,130

	477,626	540,271
Less accumulated depreciation	348,646	369,885

	128,980	170,386
Tools, dies and molds, net of amortization	35,065	36,548

	$164,045	206,934

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations.

(4)	Goodwill and Intangibles

Goodwill and certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and total approximately $75,700. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangibles, net in the accompanying consolidated balance sheet.

The Company performs an annual impairment test for goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 25, 2005, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2005, 2004 and 2003, which indicated that there was no impairment.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of testing pursuant to Statement of Financial Accounting Standards No. 142, these assets are allocated to the reporting units within the Company’s operating segments. Including this allocation, the changes in carrying amount of goodwill, by operating segment for the years ended December 25, 2005 and December 26, 2004 are as follows:

	U.S. Toys	Games	Int’l	Total

2005
Balance at Dec. 26, 2004	$9,893	259,661	200,172	$469,726
Foreign exchange translation	—	—	(2,665)	(2,665)

Balance at Dec. 25, 2005	$9,893	259,661	197,507	$467,061

2004
Balance at Dec. 28, 2003	$13,234	261,692	188,754	$463,680
Goodwill acquired(a)	—	—	9,390	9,390
Foreign exchange translation	—	—	2,028	2,028
Other(b)	(3,341)	(2,031)	—	(5,372)

Balance at Dec. 26, 2004	$9,893	259,661	200,172	$469,726

(a)	In the first quarter of 2004, goodwill increased by $9,390 related to the Company’s acquisition of the remaining unowned interest in its Latin America operations.

(b)	The decrease in Toys and Games goodwill relates to the adjustment of certain tax accruals related to a prior business combination.

A summary of the Company’s other intangibles, net at December 25, 2005 and December 26, 2004 are as follows:

	2005	2004

Acquired product rights	$900,891	828,186
Licensed rights of entertainment properties	219,071	219,071
Accumulated amortization	(586,022)	(489,238)

Amortizable intangible assets	533,940	558,019
Product rights with indefinite lives	75,738	75,738
Unrecognized pension prior service cost	3,755	4,172

	$613,433	637,929

On September 9, 2005, the Company purchased the assets and assumed certain liabilities of Wrebbit Inc., a Montreal-based creator and manufacturer of innovative puzzles. The purchase price was approximately $14,200. Based on the allocation of the purchase price, property rights related to acquired product lines of approximately $10,900 were recorded in connection with this acquisition. These property rights are being amortized over a ten year life. No goodwill was recorded as a result of this acquisition.

During June 2005, the Company reacquired the digital gaming rights for all its owned or controlled properties from Infogrames Entertainment SA (Infogrames) for $65,000. These rights were previously held by Infogrames on an exclusive basis as a result of a license agreement entered into during 2000 with an expiration date in 2016. The consideration paid to reacquire these rights, which represents fair value, is included as a component of acquired product rights and is being amortized over a 10-year period. In addition, the Company

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

and Infogrames entered into a new licensing agreement that provides Infogrames exclusive rights to DUNGEONS  & DRAGONS and rights to nine other properties for a limited number of platforms. Under the new license agreement, the Company will receive royalty income on Infogrames sales.

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

2006	$70,000
2007	69,000
2008	68,000
2009	63,000
2010	37,000

(5)	Financing Arrangements

Short-Term Borrowings

At December 25, 2005, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $350,000 and $206,200, respectively. A significant portion of the short-term borrowings outstanding at the end of 2005 and 2004 represents borrowings made under, or supported by, these lines of credit. The weighted average interest rates of the outstanding borrowings as of December 25, 2005 and December 26, 2004 were 4.2% and 3.9%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 25, 2005. During 2005, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowing under lines of credit, and the Company’s accounts receivable securitization program. Borrowings under the lines of credit were on terms and at interest rates generally extended to companies of comparable creditworthiness.

The Company’s committed revolving credit facility of $350,000 matures in March 2007. During the first quarter of 2005, the Company entered into an amendment of its bank agreement, which reduced the interest rate margin and commitment fees on certain borrowings, eliminated the provisions that, under some circumstances, provided lenders with security interests in certain of the Company’s assets, and eliminated the $100,000 step down of available funds ($50,000 in both March and November 2005). The amendment also increased the Company’s flexibility to repurchase common stock, provided it maintains a debt to capitalization ratio at or below 30%, and increased the Company’s acquisition capacity from $100,000 to $400,000 per annum, cumulative. The Company is not required to maintain compensating balances under the agreement. The Company pays a fee (currently .20%) based on the unused portion of the facility and interest equal to Libor or Prime plus a spread (currently 1.20% or 0.00%, respectively) on borrowings under the facility. The amount of the spread to Libor or Prime varies based on the Company’s long-term debt ratings. If the Company fails to maintain certain financial ratios or if the credit rating of the Company drops below BB or Ba3, borrowings under the agreement would be secured by substantially all domestic inventory as well as certain intangible assets.

The agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including restrictions on capital expenditures, investments, acquisitions, share repurchases, incurrence of indebtedness, and dividend payments. The Company was in compliance with all covenants as of and for the year ended December 25, 2005.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Securitization

In December 2003, the Company entered into a three-year receivable securitization program. Under this program, the Company sells, on an ongoing basis, substantially all of its domestic trade receivables to a bankruptcy-remote, special purpose subsidiary, Hasbro Receivables Funding, LLC (HRF), which is wholly owned and consolidated by the Company. HRF will, subject to certain conditions, sell, from time to time on a revolving basis, an undivided fractional ownership interest in up to $250,000 of eligible domestic receivables to various multi-party commercial paper conduits supported by a committed liquidity facility. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously held receivables. The Company expects to service, administer, and collect the receivables on behalf of HRF and the conduits. The net proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs.

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

As of December 25, 2005 and December 26, 2004 the utilization of the receivables facility was $250,000 and $206,055, respectively, which were the maximum available to the Company to sell under this program. The transactions are accounted for as sales under SFAS 140. During 2005 and 2004, the loss on the sale of the receivables totaled $6,925 and $2,995, respectively, which is recorded in selling, distribution and administration expenses in the accompanying consolidated statements of operations. The discount on interests sold is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus other fees. The discount rate as of December 25, 2005 was approximately 4.30%.

Upon sale to the conduits, HRF continues to hold a subordinated retained interest in the receivables. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions would not significantly impact fair value.

(6)	Accrued Liabilities

	2005	2004

Liabilities potentially settleable in common stock	$123,860	125,940
Royalties	84,765	103,206
Advertising	75,515	67,181
Payroll and management incentives	64,583	61,009
Accrued income taxes	130,007	43,648
Other	232,082	237,959

	$710,812	638,943

The Company currently has a warrant amendment agreement with Lucas Licensing Ltd. that provides the Company with a call option through October  13, 2016 to purchase all of these warrants from Lucas for a price to be paid at the Company’s election of either $200,000 in cash or the equivalent of $220,000 in shares of the Company’s common stock, such stock being valued at the time of the exercise of the option. Also, the warrant amendment agreement provides Lucas with a put option through January 2008 to sell all of these warrants to the Company for a price to be paid at the Company’s election of either $100,000 in cash or the

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

equivalent of $110,000 in shares of the Company’s common stock, such stock being valued at the time of the exercise of the option.

On June 30, 2003, the first day of the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity”, (“SFAS 150”), which establishes standards for issuers’ classification as liabilities in the consolidated balance sheet of certain financial instruments that have characteristics of both liabilities and equity.

In accordance with SFAS 150, due to the put feature of the warrants, in 2003 the Company reclassified the historic value of the above warrants of $107,669 from equity to current liabilities, and recorded a charge for the cumulative effect of an accounting change of $17,351, or $0.09 per diluted share, to adjust the warrants to their fair value as of that date. Under SFAS 150, the Company is required to adjust the warrants to their fair value through earnings at the end of each reporting period. In accordance with SFAS 150, during 2005, 2004 and the last half of 2003, the Company recorded income (expense) of $2,080, $12,710 and $(13,630) respectively, to adjust the warrants to their fair value. This income (expense) is included in other (income) expense, net in the consolidated statement of operations. There is no tax benefit or expense associated with the cumulative effect charge and subsequent fair value adjustments.

Should either the put or call option be required to be settled, the Company believes that it will have adequate funds available to settle them in cash if necessary. Had this option been exercised at December 25, 2005 and the Company had elected to settle this option in the Company’s stock, the Company would have been required to issue 5,396 shares. If the share price of the Company’s common stock were higher as of December 25, 2005 the number of shares issuable would have decreased. If the share price were lower as of December 25, 2005, the number of shares issuable would have increased.

(7)	Long-Term Debt

Components of long-term debt are as follows:

	2005	2004

5.60% Notes Due 2005	$—	71,970
8.50% Notes Due 2006	32,743	32,743
6.15% Notes Due 2008	135,092	135,092
2.75% Debentures Due 2021	249,996	250,000
6.60% Notes Due 2028	109,895	109,895
Other long-term debt	—	22,498

Total principal amount of long-term debt	527,726	622,198
Fair value adjustment for interest rate swaps	663	4,624

Total long-term debt	528,389	626,822
Less current portion	32,770	324,124

Long-term debt excluding current portion	$495,619	302,698

Included in current portion in 2004 was $250,000 of Senior Convertible Debentures due 2021. Although the contractual maturity date of these notes is 2021, the holders of these debentures could, at their option, put the notes back to the Company in December 2005. In December of 2005, $4 of these notes were put back to the Company and were repaid in cash. The remaining $249,996 of these notes have been reclassified to long-term debt at December 25, 2005. The provisions of this convertible debenture are further discussed below.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

In 2005, the Company repaid $71,970 in principal amount of 5.6% notes due November 2005.

The schedule of contractual maturities of long-term debt for the next five years and thereafter is as follows:

2006	$32,743
2007	—
2008	135,092
2009	—
2010	—
Thereafter	359,891

$527,726

In addition to the convertible debentures put back to the Company in December 2005 and the $71,970 of contractual maturities, the Company used proceeds from the sale of certain facilities, primarily its former manufacturing facility in Spain to repay associated other long-term debt in the amount of $21,242 in the second quarter of 2005.

During 2004, the Company repurchased an aggregate of $55,658 in principal amount of long-term debt, comprised of $19,105 in principal amount of 6.60% Debentures due 2028, $10,908 in principal amount of 6.15% Notes due 2008, and $25,645 in principal amount of 5.60% Notes due 2005. The Company recorded a loss on repurchase of $1,277, which is included in other (income) expense, net in the accompanying consolidated statement of operations.

In November 2003, the Company initiated a tender offer, whereby $167,257 of aggregate principal amount of 8.50% notes due 2006 previously issued by the Company were repurchased. In connection with this tender offer, the Company recorded a loss on the extinguishment of debt in the amount of $20,342, which is included in other (income) expense, net in the accompanying consolidated statement of operations.

The Company is a party to interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and accounted for as fair value hedges of those debt obligations. At December 25, 2005, these interest rate swaps had a total notional amount of $100,000 with maturities between 2006 and 2008. In each of the contracts, the Company receives payments based upon a fixed interest rate that matches the interest rate of the debt being hedged and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At December 25, 2005, these contracts had a fair value of $663, with $636 included in other assets, and the other $27 included in prepaid expenses and other current assets, with corresponding fair value adjustments to increase long-term debt and current portion of long-term debt, respectively.

The Company currently has $249,996 outstanding in principal amount of contingent convertible debentures due 2021. These debentures bear interest at 2.75%, which could be subject to an upward adjustment commencing in December 2005 depending on the price of the Company’s stock. If the closing price of the Company’s stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company’s common stock at the initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met during 2005. The holders of these debentures may put the notes back to Hasbro in December 2011 and December 2016. At these times, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the discretion of the Company.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(8)	Income Taxes

Income taxes attributable to earnings before income taxes and cumulative effect of accounting change are:

	2005	2004	2003

Current
United States	$76,642	3,786	21,198
State and local	7,147	(497)	3,229
International	39,081	26,198	21,848

	122,870	29,487	46,275

Deferred
United States	(20,611)	28,019	27,909
State and local	(1,767)	2,402	2,392
International	(1,654)	4,203	(7,527)

	(24,032)	34,624	22,774

	$98,838	64,111	69,049

The cumulative effect of accounting change in 2003 is shown net of tax on the statement of operations. There was no tax expense or benefit related to this amount.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. In the fourth quarter of 2005, the Company’s Board of Directors approved a plan to repatriate approximately $547,000 in foreign earnings, which was completed in December 2005. The tax expense related to this repatriation was $25,844.

Certain tax benefits (expenses) are not reflected in income taxes in the statements of operations. Such benefits of $8,426 in 2005, $6,675 in 2004, and $6,108 in 2003, relate primarily to stock options. In 2005, 2004 and 2003, the deferred tax portion of the total benefit (expense) was $4,563, $(283), and $(2,199), respectively.

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2005	2004	2003

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.8	0.5	1.5
One time dividend	8.3	—	—
Tax on international earnings	(12.2)	(12.9)	(13.8)
Fair value adjustment of liabilities potentially settleable in common stock	(0.2)	(1.7)	1.9
Change in valuation allowance	—	2.7	2.4
Settlement of IRS examination	(1.4)	—	—
Other, net	1.5	1.0	1.3

	31.8%	24.6%	28.3%

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The components of earnings before income taxes and cumulative effect of accounting change, determined by tax jurisdiction, are as follows:

	2005	2004	2003

United States	$98,180	71,759	101,135
International	212,733	188,329	142,929

	$310,913	260,088	244,064

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statements of operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 25, 2005 and December 26, 2004 are:

	2005	2004

Deferred tax assets:
Accounts receivable	$25,477	15,997
Inventories	21,454	15,844
Losses and tax credit carryforwards	36,574	46,018
Operating expenses	56,667	56,246
Pension	35,946	29,496
Postretirement benefits	11,197	11,060
Other	35,473	43,481

Gross deferred tax assets	222,788	218,142
Valuation allowance	(23,333)	(24,713)

Net deferred tax assets	199,455	193,429

Deferred tax liabilities:
Depreciation & amortization of long-lived assets	14,337	41,963
Convertible debentures	24,784	17,935
Other	880	1,618

Deferred tax liabilities	40,001	61,516

Net deferred income taxes	$159,454	131,913

Hasbro has a valuation allowance for deferred tax assets at December 25, 2005 of $23,333, which is a decrease of $1,380 from $24,713 at December 26, 2004. The valuation allowance pertains to United States and International loss carryforwards, some of which have no expiration and others that would expire beginning in 2006. If the operating loss carryforwards are fully realized, $263 will reduce goodwill and the balance will reduce future income tax expense.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, it believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

Deferred income taxes of $103,209 and $93,134 at the end of 2005 and 2004, respectively, are included as a component of prepaid expenses and other current assets, and $58,075 and $41,539, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $200 and $421,

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

respectively, are included as a component of accrued liabilities, and $1,630 and $2,339, respectively, are included as a component of deferred liabilities.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for reinvestment is approximately $430,000 at December 25, 2005. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $88,000.

(9)	Capital Stock

Preference Share Purchase Rights

Hasbro maintains a Preference Share Purchase Rights Plan (the “Rights Plan”). Under the terms of the Rights Plan, each share of common stock is accompanied by a Preference Share Purchase Right (“Right”). Each Right is only exercisable under certain circumstances and, until exercisable, the Rights are not transferable apart from Hasbro’s common stock. When exercisable, each Right will entitle its holder to purchase until June 30, 2009, in certain merger or other business combination or recapitalization transactions, at the Right’s then current exercise price, a number of the acquiring company’s or Hasbro’s, as the case may be, common shares having a market value at that time of twice the Right’s exercise price. Under certain circumstances, the Company may substitute cash, other assets, equity securities or debt securities for the common stock. At the option of the Board of Directors of Hasbro (“the Board”), the rightholder may, under certain circumstances, receive shares of Hasbro’s stock in exchange for Rights.

Prior to the acquisition by a person or group of beneficial ownership of a certain percentage of Hasbro’s common stock, the Rights are redeemable for $.01 per Right. The Rights Plan contains certain exceptions with respect to the Hassenfeld family and related entities.

Common Stock

In May 2005, the Company’s Board of Directors authorized the repurchase of up to $350 million in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. This authorization replaces all prior authorizations. In 2005, the Company repurchased 2,386 shares at an average price of $20.10. The total cost of these repurchases, including transaction costs, was $48,030. In 2003, the Company repurchased common stock pursuant to the exercise of outstanding warrants under the terms of that warrant agreement.

(10)	Stock Options, Restricted Stock and Warrants

Hasbro has various stock incentive plans for employees and for non-employee members of the Board (collectively, the “plans”) and has reserved 25,691 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under the plans. These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards in addition to options.

The Company issued restricted stock and granted deferred restricted stock units to certain key employees of 35 during 2003. The Company did not issue or grant any restricted stock or deferred restricted stock units during 2005 or 2004. These shares or units are nontransferable and subject to forfeiture for periods prescribed

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

by the Company. Upon granting of these awards, unearned compensation equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized over the periods during which the restrictions lapse, generally 3 years. Amortization of deferred, unearned compensation relating to the restricted stock and deferred restricted stock units of $74, $138, and $172 was recorded in fiscal 2005, 2004, and 2003, respectively.

The weighted average fair value of options granted in 2005, 2004, and 2003 were $5.41, $6.32, and $4.93, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: risk-free interest rates of 3.84%, 3.85%, and 3.02%; expected dividend yields of 1.75%, 1.29%, and 1.04% and expected volatility of approximately 29%, 40%, and 43%. The weighted average assumptions used for expected option lives were approximately 5 years in 2005 and 2004, and approximately 6 years in 2003. Pro forma information regarding net earnings as required by SFAS No. 123, “Accounting for Stock-Based Compensation” has been determined as if the Company had accounted for its employee stock options under the fair value method (note 1).

Additionally, the Company has reserved 17,450 shares of its common stock for issuance upon exercise of outstanding warrants.

Information with respect to options and warrants for the three years ended December 25, 2005 is as follows:

	2005	2004	2003

Number of shares:
Outstanding at beginning of year	38,491	36,711	39,619
Granted	2,953	4,956	3,387
Exercised	(3,020)	(1,865)	(3,765)
Expired or canceled	(531)	(1,311)	(2,530)

Outstanding at end of year	37,893	38,491	36,711

Exercisable at end of year	31,465	30,020	29,291

	2005	2004	2003

Weighted average exercise price:
Granted	$20.55	19.35	12.02
Exercised	$15.00	14.28	14.56
Expired or canceled	$25.07	20.59	19.06
Outstanding at end of year	$19.53	19.18	18.95
Exercisable at end of year	$19.74	19.74	20.09

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to the 37,893 options and warrants outstanding and the 31,465 exercisable at December 25, 2005, is as follows:

		Weighted
		Average	Weighted
		Remaining	Average
Range of		Contractual	Exercise
Exercise Prices	Shares	Life	Price

Outstanding
$10.96-$14.93	3,200	6.3 years	$11.50
$15.22-$17.97	6,752	4.8 years	$16.33
$18.58-$19.98	14,374	10.7 years	$18.71
$20.06-$23.04	4,773	8.0 years	$20.56
$23.33-$36.27	8,794	10.7 years	$25.71
Exercisable
$10.96-$14.93	2,405		$11.61
$15.22-$17.97	5,990		$16.16
$18.58-$19.98	12,597		$18.73
$20.06-$23.04	1,679		$20.57
$23.33-$36.27	8,794		$25.71

(11)	Pension, Postretirement and Postemployment Benefits

Pension and Postretirement Benefits

Hasbro’s pension and 401(k) matching contribution costs for 2005, 2004 and 2003 were approximately $28,800, $26,300, and $25,300, respectively.

United States Plans

Substantially all United States employees are covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees, are based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. At December 25, 2005, the two funded plans have plan assets of $208,625 and accumulated benefit obligations of $248,367. The unfunded plans have accumulated benefit obligations of $41,353.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

	Pension		Postretirement
	2005	2004	2005	2004

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$277,820	251,185	36,082	39,506
Service cost	9,383	8,632	573	605
Interest cost	15,526	14,630	2,003	2,285
Actuarial loss (gain)	28,698	15,257	2,342	(3,475)
Benefits paid	(16,514)	(11,354)	(2,495)	(2,839)
Expenses paid	(976)	(530)	—	—

Projected benefit obligation at end of year	$313,937	277,820	38,505	36,082

Accumulated benefit obligation at end of year	$289,720	256,548	38,505	36,082

Change in Plan Assets
Fair value of plan assets at beginning of year	$188,054	165,460	—	—
Actual return on plan assets	28,537	20,824	—	—
Employer contribution	9,524	13,654	2,495	2,839
Benefits paid	(16,514)	(11,354)	(2,495)	(2,839)
Expenses paid	(976)	(530)	—	—

Fair value of plan assets at end of year	$208,625	188,054	—	—

Funded status	$(105,312)	(89,766)	(38,505)	(36,082)
Unrecognized net loss	73,996	60,115	11,552	9,564
Unrecognized prior service cost	3,550	4,131	—	—

Net amount recognized	$(27,766)	(25,520)	(26,953)	(26,518)

Accrued benefit liability	$(81,095)	(68,716)	(26,953)	(26,518)
Intangible asset	3,550	4,126	—	—
Accumulated other comprehensive earnings	49,779	39,070	—	—

Net amount recognized	$(27,766)	(25,520)	(26,953)	(26,518)

The provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, required the Company to record an additional minimum pension liability for certain of the Company’s plans of $53,329 and $43,196 at December 25, 2005 and December 26, 2004, respectively. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional minimum pension liability is offset by an intangible asset to the extent of previously unrecognized prior service cost. An intangible asset in the amount of $3,550 and $4,126 is included in other intangibles on the balance sheet as of December 25, 2005 and December 26, 2004, respectively. The remaining amounts of $49,779 and $39,070 are recorded as components of AOCE, along with related deferred taxes of $18,916 and $14,847, at December 25, 2005 and December 26, 2004, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The assets of the funded plans are managed by investment advisors and consist of the following:

Asset Category	2005	2004

Large Cap Equity	31%	31%
Small Cap Equity	13	12
International Equity	17	15
Domestic Core Fixed Income	10	13
Domestic High Yield Fixed Income	11	12
Total Return Fund	17	16
Cash	1	1

	100%	100%

Hasbro’s two major funded plans (the “Plans”) are defined benefit pension plans intended to provide retirement benefits to participants in accordance with the benefit structure established by Hasbro, Inc. The Plans’ investment managers, who exercise full investment discretion within guidelines outlined in the Plans’ Investment Policy, are charged with managing the assets with the care, skill, prudence and diligence that a prudent investment professional in similar circumstance would exercise. Investment practices, at a minimum, must comply with the Employee Retirement Income Security Act (ERISA) and any other applicable laws and regulations.

The Plans’ shared primary investment goal is maximum total return, consistent with prudent investment management. The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 8.75%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term liabilities to employees. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

The Plans’ investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations of risk as related to investments in a single security, portfolio turnover and credit quality.

The Plans’ Investment Policy generally prohibits the use of derivatives associated with leverage and speculation, or investments in securities issued by Hasbro, Inc., except through index-related strategies (e.g. an S&P 500 Index Fund) and/or commingled funds. In addition, unless specifically approved by the Investment Committee (which is comprised of members of management, established by the Board to manage and control pension plan assets), certain securities, strategies, and investments are ineligible for inclusion within the Plans.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company measures its liabilities and related assets at September 30 (“the measurement date”) to coincide with the upcoming year planning cycle. The discount rates used in the pension calculation were also used for the postretirement calculation.

	2005	2004	2003

Components of Net Periodic Cost
Pension
Service cost	$9,384	8,632	8,263
Interest cost	15,526	14,630	14,026
Expected return on assets	(16,275)	(14,489)	(12,350)
Net amortization and deferrals	3,136	2,750	3,060

Net periodic benefit cost	$11,771	11,523	12,999

Postretirement
Service cost	$573	605	528
Interest cost	2,003	2,285	2,286
Net amortization and deferrals	354	529	647

Net periodic benefit cost	$2,930	3,419	3,461

Assumptions used to determine the year-end benefit obligation are as follows:

	2005	2004

Weighted average discount rate	5.50%	5.75%
Rate of future compensation increases	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%
Mortality table	RP-2000	GAM 83

Assumptions used to determine net periodic benefit cost of the pension plans for each fiscal year follow:

	2005	2004	2003

Weighted average discount rate	5.75%	6.00%	6.50%
Rate of future compensation increases	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and expected gross benefit payments and subsidy receipts under the postretirement benefit for the next five years subsequent to 2005 and in the aggregate for the following five years are as follows:

		Postretirement
		Gross
		Benefit	Subsidy
	Pension	Payments	Receipts

2006	$16,770	$2,560	$—
2007	17,165	2,646	263
2008	18,512	2,771	276
2009	19,219	2,852	285
2010	19,434	2,895	289
2011-2015	115,080	14,924	1,353

Assumptions used to determine the net periodic benefit cost of the postretirement plans for the year to date period are as follows:

	2005	2004	2003

Health care cost trend rate assumed for next year	9.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2009	2009

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 25, 2005 and the aggregate of the benefits earned during the period and the interest cost would have each increased by approximately 9% and 5%, respectively.

Hasbro has a retirement savings plan to which eligible employees may make contributions of up to 50% of their salary, as allowed under Section 401(k) of the Internal Revenue Code. The Company contributed approximately $8,700, $9,600, and $8,400 to the plan in 2005, 2004, and 2003, respectively.

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 25, 2005 and December 26, 2004, the defined benefit plans had total projected benefit obligations of $58,206 and $52,416, respectively, accumulated benefit obligations of $46,557 and $42,812, respectively, and fair values of plan assets of $40,397 and $37,624, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $3,073 for fiscal 2005 and $2,312 for fiscal 2004. At December 25, 2005 and December 26, 2004, the Company has recorded an additional minimum pension liability related to these international plans of $3,100 and $1,322, respectively. This additional minimum pension liability is offset by an intangible asset in the amount of $206 at December 25, 2005 and $46 as of December 26, 2004. The remaining amounts of $2,894 and $1,271 as of December 25, 2005 and December 26, 2004, respectively, are recorded as a separate component of AOCE, along with related deferred taxes of $902 and $452, respectively. Assumptions used to calculate the benefit obligations and pension expense for these plans vary depending on each plan and are based on factors specific to each country.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2005 and in the aggregate for the following five years are as follows:

2006	$729
2007	795
2008	837
2009	887
2010	1,071
2011-2015	9,596

Postemployment Benefits

Hasbro has several plans covering certain groups of employees, which may provide benefits to such employees following their period of active employment but prior to their retirement. These plans include certain severance plans which provide benefits to employees involuntarily terminated and certain plans which continue the Company’s health and life insurance contributions for employees who have left Hasbro’s employ under terms of its long-term disability plan.

(12)	Leases

Hasbro occupies certain offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2005, 2004, and 2003 amounted to $35,570, $36,576, and $48,015, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2005 and in the aggregate are as follows:

2006	$22,686
2007	21,382
2008	19,858
2009	18,350
2010	10,995
Later years	29,901

$123,172

All leases expire prior to the end of 2018. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2005.

In addition, Hasbro leases certain facilities which, as a result of restructurings, are no longer in use. Future costs relating to such facilities were accrued as a component of the original charge and are not included in the table above.

(13)	Derivative Financial Instruments

Hasbro uses foreign currency forwards and options, generally purchased for terms of not more than eighteen months, to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

During 2005, 2004, and 2003, the Company reclassified net losses, net of tax, from other comprehensive income to earnings of $2,005, $9,111, and $8,799, respectively, which included gains (losses) of $509, $(163), and $(436), respectively, as the result of ineffectiveness.

The remaining balance in AOCE at December 25, 2005 of $3,848 represents a net unrealized gain on foreign currency contracts relating to hedges of inventory purchased during the fourth quarter of 2005 or forecasted to be purchased during 2006 and intercompany expenses and royalty payments expected to be paid or received during 2006. These amounts will be transferred to the consolidated statement of operations upon the sale of the related inventory and receipt or payment of the related royalties and expenses. The Company expects substantially all of the balance in AOCE to be reclassified to the consolidated statement of operations within the next 12 months.

The Company also enters into derivative instruments to offset changes in the fair value of intercompany loans due to the impact of foreign currency changes. The Company recorded a net loss on these instruments to other (income) expense, net of $60,014, $30,882, and $13,545 in 2005, 2004, and 2003, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains from the change in fair value of intercompany loans to which the contracts relate included in other (income) expense, net.

(14)	Commitments and Contingencies

Hasbro had unused open letters of credit of approximately $33,619 and $13,300 at December 25, 2005 and December 26, 2004, respectively.

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Additionally, the Company has a long-term commitment related to promotional and marketing activities at a U.S. based theme park. Under terms of currently existing agreements as of December 25, 2005, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows:

2006	$27,500
2007	14,940
2008	12,130
2009	7,100
2010	5,100

$66,770

In addition to the above commitments, in January 2006, the Company entered into a five-year royalty agreement with Marvel Entertainment, Inc. and Marvel Characters, Inc. (together “Marvel”) to develop products based on certain Marvel properties for retail sale beginning on January 1, 2007. The agreement requires Hasbro to make guaranteed minimum payments in the amount of $205,000. Of these required minimum payments, $100,000 was paid in February 2006, $70,000 is expected to be paid in 2007 and the remainder is expected to be paid upon the release of a motion picture whose release date is yet to be determined. The agreement also imposes minimum marketing commitments on the Company, including the expenditure of $15,000 in connection with a theatrical release expected to occur in 2007.

In addition, the Company has $37,107 of prepaid royalties included as a component of prepaid expenses and other current assets in the balance sheet. The long-term portion of advances paid of $89,408 is included in other assets. Advanced royalties paid and guaranteed or minimum royalties to be paid relate to anticipated revenues in the years 2006 through 2018.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

At December 25, 2005, the Company had approximately $171,551 in outstanding purchase commitments.

Hasbro is party to certain legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

(15)	Segment Reporting

Segment and Geographic Information

Hasbro is a worldwide leader in children’s and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company’s main reportable segments for the three years ended December 25, 2005 are U.S. Toys, Games and International. In addition, the Company has one other segment, Operations, which meets the quantitative thresholds for reportable segments.

In the United States, the U.S. Toys segment includes the development, marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, preschool toys and infant products, creative play products, electronic interactive products, children’s consumer electronics, electronic learning aids and toy-related specialty products. The Games segment includes the development, manufacturing, marketing and selling of traditional board games and puzzles, electronic games, as well as trading card and role-playing games. Within the International segment, the Company develops, manufactures, markets and sells both toy and game products in non-U.S. markets. The Operations segment sources finished product for the majority of the Company’s segments. The Company also has other segments that primarily license out certain toy and game properties and a retail segment, which operated retail stores prior to December 2003. The Company announced the closure of these stores in December 2003. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

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

The accounting policies of the segments are the same as those described in note 1 to the consolidated financial statements.

Information by segment and a reconciliation to reported amounts are as follows:

	Revenue
	from		Operating	Depreciation
	External	Affiliate	Profit	and	Capital	Total
	Customers	Revenue	(Loss)	Amortization	Additions	Assets

2005
U.S. Toys	$1,074,540	1,920	79,991	45,900	733	1,137,971
Games	730,635	23,359	69,477	34,820	11,308	1,724,339
International	1,231,761	2,348	148,135	39,728	6,201	1,229,191
Operations(a)	823	948,048	18,720	45,082	42,719	747,315
Other segments	49,868	—	20,697	997	108	115,864
Corporate and eliminations(b)	—	(975,675)	(26,499)	13,605	9,515	(1,653,537)

Consolidated Total	$3,087,627	—	310,521	180,132	70,584	3,301,143

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

	Revenue
	from		Operating	Depreciation
	External	Affiliate	Profit	and	Capital	Total
	Customers	Revenue	(Loss)	Amortization	Additions	Assets

2004
U.S. Toys	$952,923	3,645	7,185	27,073	1,430	1,040,460
Games	796,032	29,692	137,628	30,590	8,315	1,598,867
International	1,194,630	1,322	140,784	33,654	8,752	1,582,223
Operations(a)	2,703	835,576	6,659	38,868	46,101	636,215
Other segments	51,222	—	18,088	154	428	178,913
Corporate and eliminations(b)	—	(870,235)	(17,332)	15,841	14,213	(1,796,018)

Consolidated Total	$2,997,510	—	293,012	146,180	79,239	3,240,660

2003
U.S. Toys	$1,057,984	6,732	91,996	33,486	2,282	1,037,754
Games	804,547	29,843	175,295	34,676	7,675	1,471,286
International(c)	1,184,532	112,017	91,273	52,167	4,722	1,353,546
Operations(a)	1,929	771,341	10,438	35,694	38,622	591,674
Other segments(d)	89,665	—	(13,082)	2,875	326	106,176
Corporate and eliminations(b)	—	(919,933)	(11,304)	5,225	9,443	(1,397,060)

Consolidated Total	$3,138,657	—	344,616	164,123	63,070	3,163,376

(a)	The Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b)	Certain intangible assets, primarily goodwill, which benefit operating segments are reflected as Corporate assets for segment reporting purposes. For application of SFAS 142, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done prior to the start of the year based on budgeted amounts. Any difference between actual and budgeted amounts are reflected in the Corporate segment.

(c)	Operating profit of the International segment includes a cash charge associated with severance costs of approximately $18,400 relating to the cessation of manufacturing in the Company’s facility in Spain. In addition, the Company wrote-down certain property, plant and equipment that will not be used in its ongoing operations in Spain.

(d)	Other segments include a cash charge of approximately $14,040 in 2003 relating to costs incurred for leases and severance obligations relating to the announced closure of all of the Company’s remaining retail stores.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 25, 2005:

	2005	2004	2003

Boys toys	$869,300	662,500	962,500
Games and puzzles	1,198,800	1,276,100	1,207,100
Preschool toys	199,500	235,100	215,500
Creative play	142,600	179,700	198,100
Electronic toys	312,600	347,000	266,500
Girls toys	212,000	162,800	104,000
Other	152,827	134,310	184,957

Net revenues	$3,087,627	2,997,510	3,138,657

During 2005, revenues from STAR WARS related products accounted for 16% of consolidated net revenues. No individual product lines accounted for more than 10% of consolidated net revenues during 2004. During 2003 revenues from the BEYBLADE line accounted for 11% of consolidated net revenues, and are included in the Boys toys class of principal products.

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2005	2004	2003

Net revenues
United States	$1,846,217	1,782,295	1,927,596
International	1,241,410	1,215,215	1,211,061

	$3,087,627	2,997,510	3,138,657

Long-lived assets
United States	$1,127,100	1,151,852	1,219,470
International	117,439	162,737	154,703

	$1,244,539	1,314,589	1,374,173

Principal international markets include Europe, Canada, Mexico, Australia, and Hong Kong.

Other Information

Hasbro markets its products primarily to customers in the retail sector. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as deemed appropriate, a substantial portion of its customers’ ability to discharge amounts owed is generally dependent upon the overall retail economic environment.

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Toys ‘R Us, Inc. and Target Corporation, amounted to 24%, 12% and 12%, respectively, of consolidated net revenues during 2005 and 21%, 15% and 10% during 2004. Sales to the Company’s two largest customers, Wal-Mart Stores, Inc. and Toys ‘R Us, Inc. amounted to 21% and 16%, respectively, during 2003.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Hasbro purchases certain components and accessories used in its manufacturing process and certain finished products from manufacturers in the Far East. The Company’s reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company’s operations would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by Hasbro from, or the loss of “normal trade relations” status by, the People’s Republic of China could significantly increase the cost of the Company’s products imported into the United States or Europe.

(16)	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year

2005
Net revenues	$454,944	572,388	988,052	1,072,243	3,087,627
Gross profit	288,969	347,622	543,277	621,488	1,801,356
Earnings (loss) before income taxes	(3,225)	32,690	126,326	155,122	310,913
Net earnings (loss)	$(3,713)	29,454	92,063	94,271	212,075

Per common share
Net earnings
Basic	$(.02)	.17	.51	.53	1.19
Diluted	(.02)	.13	.47	.48	1.09
Market price
High	$21.50	21.00	22.35	20.75	22.35
Low	18.11	18.40	19.83	17.75	17.75
Cash dividends declared	$.09	.09	.09	.09	.36

2004
Net revenues	$474,247	516,433	947,312	1,059,518	2,997,510
Gross profit	287,524	309,083	523,854	625,392	1,745,853
Earnings before income taxes	8,411	22,852	119,296	109,529	260,088
Net earnings	$6,532	18,839	88,687	81,919	195,977

Per common share
Net earnings
Basic	.04	.11	.50	.46	1.11
Diluted	.03	.06	.43	.44	.96
Market price
High	$22.98	23.33	19.64	19.62	23.33
Low	19.38	17.15	16.98	16.90	16.90
Cash dividends declared	$.06	.06	.06	.06	.24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 25, 2005. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 25, 2005. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on this assessment, Hasbro’s management concluded that, as of December 25, 2005, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent auditors have issued an audit report on management’s assessment of its internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hasbro, Inc. maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hasbro, Inc. maintained effective internal control over financial reporting as of December 25, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2005, and our report dated February 21, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Providence, Rhode Island
February 21, 2006

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 25, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item with respect to executive officers of the Company is included in this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has a Code of Conduct, which is applicable to all of the Company’s employees, officers and directors, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Conduct is available on the Company’s website under Corporate Information, Investors, Corporate Governance. The Company’s website address is http://www.hasbro.com. Although the Company does not generally intend to provide waivers of or amendments to the Code of Conduct for its Chief Executive Officer, Chief Financial Officer, Controller, or other officers or employees, information concerning any waiver of or amendment to the Code of Conduct for the Chief Executive Officer, Chief Financial Officer, Controller, or any other executive officers or directors of the Company, will be promptly disclosed on the Company’s website in the location where the Code of Conduct is posted.

The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit, (ii) Compensation and Stock Option, (iii) Finance, (iv) Nominating, Governance and Social Responsibility, and (v) Executive Committees of its Board of Directors.

In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s five Board Committees, are all available free of charge upon request to the Company’s Senior Vice President, General Counsel and Secretary, Barry Nagler, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02862-1059.

Pursuant to the Annual Chief Executive Officer Certification submitted to the New York Stock Exchange (“NYSE”), the Company’s Chief Executive Officer certified on May 20, 2005 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards. Further, as of the date of the filing of this report, the Company’s Chief Executive Officer is not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards.

Item 11.	Executive Compensation

The information required by this item is contained under the captions “Compensation of Directors” and “Executive Compensation” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 25, 2005 and December 26, 2004
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2005, 2004, and 2003
Consolidated Statements of Shareholders’ Equity for the Three Fiscal Years Ended in December 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2005, 2004, and 2003
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Included in PART IV of this report:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
For the Three Fiscal Years Ended in December 2005, 2004, and 2003:
Schedule II — Valuation and Qualifying Accounts and Reserves

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3) Exhibits

The Company will furnish to any shareholder, upon written request, any exhibit listed below upon payment by such shareholder to the Company of the Company’s reasonable expenses in furnishing such exhibit.

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b) (i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File Number 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	Third Amended and Restated Revolving Credit Agreement, dated as of November 14, 2003, by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
		(e)	First Amendment to the Company’s Third Amended and Restated Revolving Credit Agreement dated March 11, 2005. (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2005, File No. 1-6682.)
		(f)	Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated as of June 16, 1999.)
		(g)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)

Exhibit

	(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
	(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
	(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(l)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(m)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(n)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(o)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

Exhibit

	(p)	Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to the securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)
	(q)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(r)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
	(s)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(t)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(u)	First Amendment to the 1992 Stock Incentive Plan and the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(v)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(w)	Second Amendment to the 1992 Stock Incentive Plan
	(x)	Third Amendment to the 1995 Stock Incentive Performance Plan
	(y)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(z)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(aa)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(bb)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan.
	(cc)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(dd)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(ee)	Form of Employment Agreement between the Company and six Company executives. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

Exhibit

	(ff)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(ee) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(gg)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(hh)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(ii)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(jj)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
	(kk)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(ll)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(mm)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(nn)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005.
	(oo)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(pp)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(qq)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(rr)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(ss)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(tt)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(uu)	First Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)
	(vv)	Second Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan.

Exhibit

(ww) Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
(xx) Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
(yy) Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
(zz) First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended March 28, 2004, File No. 1-6682.)
(aaa) Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
(bbb) Hasbro, Inc. 2005 Management Incentive Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2005, File No. 1-6682.)
(ccc) Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
11	.	Statement re computation of per share earnings
12	.	Statement re computation of ratios
21	.	Subsidiaries of the registrant
23	.	Consents of KPMG LLP
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

Under date of February 21, 2006, we reported on the consolidated balance sheets of Hasbro, Inc. as of December 25, 2005 and December 26, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2005, which are included in the Form 10-K for the year ended December 25, 2005. Our report refers to a change in the method used to compute diluted earnings per share and a change in the method used to account for certain financial instruments with characteristics of liabilities and equity. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Providence, Rhode Island
February 21, 2006

HASBRO, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended in December
(Thousands of dollars)

		Provision
	Balance at	Charged to			Balance
	Beginning of	Costs and	Other	Write-Offs	at End of
	Year	Expenses(a)	Additions	and Other(b)	Year

Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2005	$37,000	582	—	(7,782)	$29,800

2004	$39,200	1,590	—	(3,790)	$37,000

2003	$50,700	(1,137)	—	(10,363)	$39,200

(a)	Based on an assessment of accounts receivable, the Company made a $5.0 million adjustment to reduce its allowance for doubtful accounts in December 2003.

(b)	Includes write-offs, recoveries of previous write-offs, and translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.
(Registrant)

By: /s/ Alfred J. Verrecchia	Date: February 22, 2006
Alfred J. Verrecchia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan G. Hassenfeld Alan G. Hassenfeld	Chairman of the Board	February 22, 2006

/s/ Alfred J. Verrecchia Alfred J. Verrecchia	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2006

/s/ David D.R. Hargreaves David D.R. Hargreaves	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2006

/s/ Basil L. Anderson Basil L. Anderson	Director	February 22, 2006

/s/ Alan R. Batkin Alan R. Batkin	Director	February 22, 2006

/s/ Frank J. Biondi, Jr. Frank J. Biondi, Jr.	Director	February 22, 2006

/s/ John M. Connors, Jr. John M. Connors, Jr.	Director	February 22, 2006

/s/ Michael W.O. Garrett Michael W.O. Garrett	Director	February 22, 2006

/s/ E. Gordon Gee E. Gordon Gee	Director	February 22, 2006

/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 22, 2006

/s/ Claudine B. Malone Claudine B. Malone	Director	February 22, 2006

Signature	Title	Date

/s/ Edward M. Philip Edward M. Philip	Director	February 22, 2006

/s/ Paula Stern Paula Stern	Director	February 22, 2006

HASBRO, INC.

Annual Report on Form 10-K
for the Year Ended December 25, 2005

Exhibit Index

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b) (i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File Number 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	Third Amended and Restated Revolving Credit Agreement, dated as of November 14, 2003, by and among the Company, the Banks party thereto, and Fleet National Bank, as Agent for the Banks. (Incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
		(e)	First Amendment to the Company’s Third Amended and Restated Revolving Credit Agreement dated March 11, 2005. (Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2005, File No. 1-6682.)
		(f)	Rights Agreement, dated as of June 16, 1999, between the Company and Fleet National Bank (the Rights Agent). (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated as of June 16, 1999.)
		(g)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)

Exhibit

10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)
		(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
		(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
		(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
		(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
		(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
		(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
		(l)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
		(m)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)

Exhibit

	(n)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(o)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(p)	Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)
	(q)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(r)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
	(s)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(t)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(u)	First Amendment to the 1992 Stock Incentive Plan and the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(v)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(w)	Second Amendment to the 1992 Stock Incentive Plan.
	(x)	Third Amendment to the 1995 Stock Incentive Performance Plan.
	(y)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(z)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(aa)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(bb)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan.
	(cc)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)

Exhibit

	(dd)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(ee)	Form of Employment Agreement between the Company and six Company executives. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(ff)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(ee) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(gg)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(hh)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(ii)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(jj)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
	(kk)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(ll)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(mm)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(nn)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005.
	(oo)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(pp)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(qq)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(rr)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(ss)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(tt)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

Exhibit

		(uu)	First Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)
		(vv)	Second Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan.
		(ww)	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
		(xx)	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
		(yy)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
		(zz)	First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended March 28, 2004, File No. 1-6682.)
		(aaa)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
		(bbb)	Hasbro, Inc. 2005 Management Incentive Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2005, File No. 1-6682.)
		(ccc)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
11	.	Statement re computation of per share earnings
12	.	Statement re computation of ratios
21	.	Subsidiaries of the registrant
23	.	Consents of KPMG LLP
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.