Form 10-Q
period 2006-04-02
HASBRO INC
filed 2006-05-05
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes X or No

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer X Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes or No X
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 26, 2006 was 172,153,082.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	April 2,	March 27,	Dec. 25,
Assets	2006	2005	2005
	---------	---------	---------
Current assets
Cash and cash equivalents	$581,295	876,891	942,268
Short-term investments	147,675	-	-
Accounts receivable, less allowance
for doubtful accounts of $30,400,
$36,000 and $29,800	221,860	199,594	523,232
Inventories	213,183	232,660	179,398
Deferred income taxes	93,703	94,307	103,209
Prepaid expenses and other current assets	122,127	138,828	82,088
	--------------	--------------	--------------
Total current assets	1,379,843	1,542,280	1,830,195

Property, plant and equipment, net	162,479	201,692	164,045
	--------------	--------------	--------------

Other assets
Goodwill	467,238	468,919	467,061
Other intangibles, less accumulated amortization
of $604,295, $513,809 and $586,022	595,213	613,999	613,433
Other	292,006	200,853	226,409
	--------------	--------------	--------------
Total other assets	1,354,457	1,283,771	1,306,903
	--------------	--------------	--------------

Total assets	$2,896,779	3,027,743	3,301,143
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	April 2,	March 27,	Dec. 25,
Liabilities and Shareholders' Equity	2006	2005	2005
	--------	--------	--------
Current liabilities
Short-term borrowings	$10,289	16,159	14,676
Current portion of long-term debt	-	356,619	32,770
Accounts payable	102,792	112,715	152,468
Accrued liabilities	526,383	505,593	710,812
	-------------	-------------	-------------
Total current liabilities	639,464	991,086	910,726

Long-term debt, excluding current portion	494,871	266,242	495,619
Deferred liabilities	139,794	151,229	171,322
	-------------	-------------	-------------
Total liabilities	1,274,129	1,408,557	1,577,667
	-------------	-------------	-------------
Shareholders' equity
Preference stock of $2.50 par value
Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	354,376	374,587	358,199
Deferred compensation	-	(65)	(24)
Retained earnings	1,843,198	1,701,448	1,869,007
Accumulated other comprehensive earnings	14,021	66,327	15,348
Treasury stock, at cost; 35,464,112 shares at
April 2, 2006, 31,476,112 at March 27,2005
and 31,744,960 at December 25, 2005	(693,792)	(627,958)	(623,901)
	-------------	-------------	-------------
Total shareholders' equity	1,622,650	1,619,186	1,723,476
	-------------	-------------	-------------

Total liabilities and shareholders' equity	$2,896,779	3,027,743	3,301,143
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	-------------------------------------------
	Fourteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2006	March 27, 2005
	----------------	---------------------
Net revenues	$ 468,181	454,944
Cost of sales	186,092	165,975
	------------	------------
Gross profit	282,089	288,969
	------------	------------
Expenses
Amortization	18,252	24,755
Royalties	25,990	40,872
Research and product development	38,164	31,041
Advertising	54,854	54,190
Selling, distribution and administration	146,955	136,571
	------------	------------
Total expenses	284,215	287,429
	------------	------------
Operating profit (loss)	(2,126)	1,540
	------------	------------
Nonoperating (income) expense
Interest expense	7,126	7,731
Interest income	(7,334)	(8,669)
Other expense, net	3,535	5,703
	------------	------------
Total nonoperating expense	3,327	4,765
	------------	------------
Loss before income taxes	(5,453)	(3,225)

Income taxes	(554)	488
	------------	------------
Net loss	$ (4,899)	(3,713)
	=======	=======

Net loss per common share
Basic and diluted	$ (.03)	(.02)
	=======	=======
Cash dividends declared per common share	$ .12	.09
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Quarter Ended
	-------------------------------------------
	Fourteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2006	March 27, 2005
	------------------	--------------------
Cash flows from operating activities
Net loss	$ (4,899)	$ (3,713)
Adjustments to reconcile net loss to net
cash (utilized) provided by operating activities:
Depreciation and amortization of plant and equipment	13,595	13,361
Other amortization	18,252	24,755
Change in fair value of liabilities potentially settleable
in common stock	3,330	4,970
Deferred income taxes	10,880	(2,214)
Stock-based compensation	6,262	33
Excess tax benefits from stock-based compensation	(1,448)	-
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	306,515	370,893
Increase in inventories	(33,766)	(38,984)
Increase in prepaid expenses and other current assets	(28,631)	(6,157)
Decrease in accounts payable and accrued liabilities	(250,850)	(205,436)
Other, including long-term portion of royalty advances	(114,479)	2,134
	------------	------------
Net cash (utilized) provided by operating activities	(75,239)	159,642
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(11,613)	(11,783)
Proceeds from sale of property, plant and equipment	81	57
Purchases of short-term investments	(271,400)	-
Sales of short-term investments	123,725	-
Other	(158)	706
	------------	------------
Net cash utilized by investing activities	(159,365)	(11,020)
	------------	------------
Cash flows from financing activities
Repayments of borrowings with original maturities
of more than three months	(32,743)	(360)
Net repayments of other short-term borrowings	(4,214)	(1,164)
Purchases of common stock	(87,343)	-
Stock option transactions	12,276	13,398
Excess tax benefits from stock-based compensation	1,448	-
Dividends paid	(16,031)	(10,647)
	------------	------------
Net cash (utilized) provided by financing activities	(126,607)	1,227
	------------	------------
Effect of exchange rate changes on cash	238	2,040
	------------	------------
(Decrease) increase in cash and cash equivalents	(360,973)	151,889
Cash and cash equivalents at beginning of year	942,268	725,002
	------------	------------
Cash and cash equivalents at end of period	$581,295	$876,891
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	-----------------------------------------
	Fourteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2006	March 27, 2005
	------------------	--------------------
Supplemental information
Cash paid during the period for:
Interest	$ 9,552	9,732
Income taxes	$ 42,968	3,219

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)

(Thousands of Dollars)
(Unaudited)

Quarter Ended
-----------------------------------------
	Fourteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2006	March 27, 2005
	------------------	--------------------
Net loss	$ (4,899)	$ (3,713)
Other comprehensive loss	(1,327)	(16,061)
	------------	------------
Total comprehensive loss	$ (6,226)	$ (19,774)
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 2, 2006 and March 27, 2005, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarter ended April 2, 2006 is a fourteen week period while the quarter ended March 27, 2005 is a thirteen week period.

The results of operations for the quarter ended April 2, 2006 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the financial statements prepared in accordance with U.S.  GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited financial statements for the year ended December 25, 2005 in its annual report on Form 10-K, which includes all such information and disclosures, and accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 25, 2005 with the exception of the accounting for stock-based compensation. Effective December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which amends Statement of Financial Accounting Standards No. 123, as amended by No. 148, and Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows". The Company adopted SFAS 123R under the modified prospective basis as defined in the statement. In 2006 the Company is recording stock option expense based on all unvested stock options as of the adoption date as well as all future stock-based compensation awards. See footnote 4 for further information related to the adoption of this statement.

Substantially all of the Company's inventories consist of finished goods.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)  Net loss per share data for the fiscal quarters ended April 2, 2006 and March 27, 2005 were computed as follows:

	2006		2005
	-----------------		-----------------
	Basic	Diluted	Basic	Diluted
	-------	-------	-------	-------
Net loss	$ (4,899)	(4,899)	(3,713)	(3,713)
	=======	=======	=======	=======

Average shares outstanding	177,029	177,029	177,763	177,763
	=======	=======	=======	=======

Net loss per share	$ (.03)	(.03)	(.02)	(.02)
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. Since the Company had a net loss in the first quarters of 2006 and 2005, these warrants, were not included in the calculation of diluted earnings per share because to include them would have been antidilutive. Had these warrants been included in 2006, they could have resulted in an additional 5,277 shares being included in the diluted earnings per share calculation with a corresponding adjustment to add back the related expense of $3,330 to reported net earnings.

Since the Company had a net loss in the first quarters of 2006 and 2005, the effect of the Company's contingent convertible debt was antidilutive for the first quarters of 2006 and 2005. Had the Company not had net losses in these periods, 11,574 shares would have been included in dilutive shares and interest expense, net of tax, of $1,066 would have been added back to net earnings to calculate earnings per share.

Options and warrants to acquire shares totaling 21,263 at April 2, 2006 and 21,706 at March 27, 2005, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of the options and warrants to acquire shares totaling 21,263 at April 2, 2006 and 21,706 at March 27, 2005, 18,342 and 16,614 of these, respectively, would have been included in the calculation of diluted earnings per share had the Company not had a net loss in the first quarters of 2006 and 2005. Assuming that these options and warrants were included, under the treasury stock method, they would have resulted in an additional 2,167 and 2,296 shares being included in the diluted earnings per share calculation for the quarters ended April 2, 2006 and March 27, 2005, respectively.

(3)  At April 2, 2006, the Company has invested $147,675 in auction rate securities, which are recorded as short-term investments on the consolidated balance sheet. These securities are being accounted for as an available-for-sale security and are reflected at par value, which reflects fair value.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4)  Hasbro has various stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the "plans") and has reserved 24,568 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under the plans. These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards in addition to options. Upon exercise in the case of stock options or grant in the case of restricted stock, shares are issued out of available treasury shares. Additionally, the Company has reserved 17,450 shares of its common stock for issuance upon exercise of outstanding warrants.

The Company on occasion will issue restricted stock and grant deferred restricted stock units to certain key employees. In the first quarter of 2006, the Company issued restricted stock of 20 shares. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company.  These awards are valued at the market value at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally 3 years.  Amortization of unearned compensation expense relating to the outstanding restricted stock and deferred restricted stock units of $42 and $33 was recorded in the first quarters of 2006 and 2005, respectively.

Prior to fiscal 2006, Hasbro used the intrinsic-value method of accounting for stock options granted to employees and non-employee members of the Board of Directors. Effective December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R under the modified prospective transition method as defined in the statement. Under this adoption method, the Company is recording stock option expense in 2006 based on all unvested stock options as of the adoption date and any stock option awards made subsequent to the adoption date. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS 123R. Compensation expense related to stock options recognized under SFAS 123R for the three months ended April 2, 2006 was $6,220 and was recorded as follows:

Quarter Ended April 2, 2006 -----------------
Cost of sales	$ 85
Research and product development	315
Selling, distribution and administration	5,820
--------
6,220
Income taxes	2,144
--------
$4,076
=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Pro forma information for the first quarter of 2005 regarding net earnings as required by SFAS No. 123, “Accounting for Stock-Based Compensation” determined as if the Company had accounted for its stock options under the fair value method is as follows:

Reported net loss	$ (3,713)
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	21
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,477)
------------
Pro forma compensation expense, net of tax	(3,456)
------------
Pro forma net loss	$ (7,169)
=======

Reported net loss per share
Basic and diluted	$ (.02)
=======
Pro forma net loss per share
Basic and diluted	$ (.04)
=======

Information with respect to stock options for the quarter ended April 2, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	-------------	----------	----------------	--------------
Outstanding at beginning of year	20,443	$19.04
Granted	38	20.36
Exercised	(817)	15.31
Expired or canceled	(101)	18.86
	------------
Outstanding at end of quarter	19,563	19.20	5.60 years	$64,244
	=======
Exercisable at end of quarter	13,537	19.51	4.91 years	$48,633
	=======

 HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company uses the Black-Scholes valuation model in determining fair value of stock-based awards. The weighted average fair value of options granted in the first quarter of 2006 and the fiscal year 2005 were $5.15 and $5.41, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first quarter of 2006 and the fiscal year 2005, respectively: risk-free interest rates of 4.58% and 3.84%; expected dividend yields of 2.20% and 1.75% and expected volatility of approximately 29% in both periods.  Expected volatility was based on a combination of historical and implied volatility of publicly traded stock options. The weighted average assumptions used for expected option lives were approximately 5 years in both periods which was based on the vesting period and contractual term of the option as well as employee exercise history. The intrinsic value, which represents the difference between the fair market value on the date of exercise and the exercise price of the option, of the 817 options exercised in the first quarter of 2006 was $4,399.

In addition to the above, the Company currently has 17,450 warrants outstanding and exercisable at April 2, 2006, which have a weighted average exercise price, weighted average remaining life and intrinsic value at April 2, 2006 of $20.11, 12.11 years, and $30,707, respectively.

At April 2, 2006, the amount of total unrecognized compensation cost related to stock options is $21,181 and the weighted average period over which this will be expensed is 11.28 months. At April 2, 2006, the amount of total unrecognized compensation cost related to restricted stock is $409 and the weighted average period over which this will be expensed is 18.01 months.

(5) Other comprehensive loss for the quarters ended April 2, 2006 and March 27, 2005 consist of the following:

	2006	2005
	------	------
Foreign currency translation adjustments	$ 2,017	(23,755)
Changes in value of available-for-sale securities, net of tax	(2,442)	1,937
Gain (loss) on cash flow hedging activities, net of tax	(586)	3,541
Reclassifications to earnings, net of tax	(316)	2,216
	----------	----------
	$ (1,327)	(16,061)
	======	======

Reclassification adjustments from other comprehensive loss to net loss of $(316) and $2,216 for the quarters ended April 2, 2006 and March 27, 2005, respectively, represent net (gains) losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. These losses on cash flow hedging derivatives for 2005 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $31. There were no reclassifications to earnings as a result of hedge ineffectiveness in the first quarter of 2006. The Company expects the remaining deferred gains on derivative hedging instruments at April 2, 2006 of $2,946 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(6) The following table presents the components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended April 2, 2006 and March 27, 2005.

	Pension		Postretirement
	2006	2005	2006	2005
	-------	-------	-------	-------
Service cost	$ 3,481	3,004	180	144
Interest cost	5,038	4,620	542	500
Expected return on assets	(5,774)	(4,762)	-	-
Net amortization and deferrals	1,259	910	122	87
	--------	--------	--------	--------
Net periodic benefit cost	$ 4,004	3,772	844	731
	=====	=====	=====	=====

In the first quarter of 2006, the Company made cash contributions to its pension plans of approximately $31,800, which are included in other operating activities on the Company's consolidated statement of cash flows.  The Company expects to contribute approximately $8,200 during the remainder of 2006.

(7) Hasbro is a worldwide leader in children’s and family leisure time and entertainment products and services, including the development, manufacture and marketing of games and toys ranging from traditional to high-tech. In 2006 the Company restructured its business by combining the U.S. Toys and Games operations, previously reported as separate segments, with the Canadian and Mexican operations, previously managed as part of the International segment, into one segment, the North American segment. The International segment is comprised of operations in the European, Asia Pacific and Latin American regions. The Company's manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland, which were previously included in the Games and International segment, respectively, along with the Company's Far East sourcing operations are now managed as part of the Global Operations segment.

The North American segment includes the development, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and games, plush products,  preschool toys and infant products,  electronic interactive products, tween electronic products, toy-related specialty products, traditional board games and puzzles, DVD- based games,  and trading card and role-playing games within the United States, Canada and Mexico. Within the International segment, the Company develops, markets and sells both toy and certain game products in non-North American markets, primarily the European, Asia Pacific, and Latin American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the majority of the Company's segments. The Company also has another segment that licenses out certain toy and game properties.

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

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

2005 segment data has been restated to reflect the 2006 segment structure. In 2006 the Company adopted SFAS 123R, which requires the Company to record expense related to stock options in its consolidated financial statements. Consistent with management's approach in evaluating segment results, 2005 segment operating profit (loss) has been adjusted to include stock-based compensation as disclosed under SFAS 123. The amount of 2005 stock option expense is subtracted from the total segment operating profit (loss) in order to reconcile to the operating profit (loss) in the consolidated financial statements.

With the exception of the treatment of stock-based compensation expense for 2005 management financial statements, the accounting policies of the segments are the same as those referenced in Note 1.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2006 nor were those of the 2005 first quarter representative of those actually experienced for the full year 2005. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment for the quarters ended April 2, 2006 and March 27, 2005 is as follows:

	Quarter Ended		Quarter Ended
	April 2, 2006		March 27, 2005
	----------------------		----------------------
	External	Affiliate	External	Affiliate
Net revenues	------------	-----------	-----------	-----------
North America	$310,304	2,253	288,676	2,442
International	145,491	111	153,088	-
Global Operations (a)	1,936	189,476	1,698	165,003
Other segment	10,450	-	11,482	-
Corporate and eliminations	-	(191,840)	-	(167,445)
	------------	------------	------------	------------
	$468,181	-	$454,944	-
	=======	=======	=======	=======

	Quarter ended	Quarter ended
	April 2, 2006	March 27, 2005
	---------------------	---------------------
Operating profit (loss)
North America	$ 4,770	4,637
International	(8,323)	(7,873)
Global Operations (a)	365	(811)
Other segment	3,071	4,633
Corporate and eliminations	(2,009)	(4,620)
	----------	----------
Subtotal	(2,126)	(4,034)
Stock compensation (b)	-	5,574
	----------	----------
	$ (2,126)	1,540
	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

	April 2, 2006	March 27, 2005
	--------------------	--------------------
Total assets
North America	$2,427,646	$ 2,315,598
International	656,540	945,262
Global Operations	878,768	882,347
Other segment	118,554	103,441
Corporate and eliminations (c)	(1,184,729)	(1,218,905)
	--------------	--------------
	$2,896,779	$3,027,743
	========	========

 (a)  The Global Operations segment derives substantially all of its revenues, and thus its operating results from intersegment activities.

(b)  As noted in footnote 4, on December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company recorded expense related to stock option compensation in 2006 related to unvested options as of that date as well as grants made in 2006. The Company did not restate any of the prior years. The Company has restated the operating profit (loss) of each of its segments for the first quarter of 2005 to reflect stock compensation for that period based on the Company's 2005 pro forma disclosure under SFAS 123. The above amount represents the reversal of the amount included in the segment disclosures to reconcile to the 2005 consolidated operating profit for the quarter ended March 27, 2005. The $5,574 of 2005 pro forma stock option expense was allocated to the segments as follows: $3,729 to North America, $1,042 to International, $429 to Global Operations and $374 to Other Segment.

(c)  Certain intangible assets, primarily goodwill, which benefit operating segments are reflected as Corporate assets for segment reporting purposes.  These amounts have been allocated to the reporting unit which benefits from their use.  In addition, allocations of certain expenses related to these assets to the individual operating segments are done prior to the start of the year based on budgeted amounts.  Any difference between actual and budgeted amounts are reflected in the Corporate segment.

The following table presents consolidated net revenues by class of principal products for the quarters ended April 2, 2006 and March 27, 2005. Certain 2005 amounts have been reclassified to conform to the current period presentation.

	2006	2005
	----------	---------
Boys toys	$108,484	129,774
Games and puzzles	176,297	179,944
Preschool toys	58,334	47,589
Tweens toys	46,212	38,468
Girls toys	72,526	51,727
Other	6,328	7,442
	------------	------------
Net revenues	$468,181	454,944
	=======	=======

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations

(Thousands of Dollars Except Per Share Data)

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash through the sale of a variety of toy and game products. The Company sells these products both within the United States and in a number of international markets. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. The Company also licenses rights to produce products based on movie, television, music and other family entertainment properties, such as STAR WARS.

In January 2006 the Company announced that it had simplified and integrated its operating segment structure in order to better focus on consumer demands, better anticipate the needs of its retail customers, provide a more integrated toy and game marketing plan, place a greater company-wide focus on its core brands and thereby improve its overall business.  The Company’s North American toy and games business is now managed under common leadership, providing a combined focus on developing, marketing, and selling products in the U.S., Canada and Mexico.  The International segment consists of the Company’s European, Asia Pacific and Latin American marketing operations. The Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Hasbro Properties Group continues to be responsible for the world-wide licensing of the Company's intellectual properties and works closely with the North American and International segments on the development and outlicensing of the Company's brands.

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet.  While the Company has sought to achieve a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, the Company continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and leverage its key strengths.

The Company's core brands represent Company-owned or Company–controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL and TONKA, which have been successful for the Company over the long term.  The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time.  These brands may also be further extended by pairing a licensed concept with a core-brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In addition to its focus on core brands, the Company’s strategy also involves trying to meet ever-changing consumer preferences by identifying and offering innovative products based on market opportunities and insights. Innovative electronic products include items such as I-DOG, VIDEONOW XP, ZOOMBOX and an enhanced, interactive FURBY.  The Company believes its strategy of focusing on the development of its core brands and continuing to identify innovative new products will help to prevent the Company from being dependent on the success of any one product line.

With the theatrical release of Lucasfilm's STAR WARS EPISODE III: REVENGE OF THE SITH in May 2005, and the subsequent holiday season DVD release, sales of product related to the Company’s strategic STAR WARS license were a significant contributor to 2005 revenues and have continued to be strong in the first quarter of 2006.  Pairing this key licensed property with the Company's ability to design and produce action figures, role playing toys, and games, as well as the ability to launch an integrated marketing campaign to promote the product globally, was the key to this line's success. While sales of product related to this license performed well in the first quarter of 2006, they were lower than the first quarter of 2005 and are expected to decrease in 2006 since there is no movie release in 2006.

While the Company's strategy has continued to focus on growing its core brands and developing innovative, new products, the Company will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In the first quarter 2006, the Company announced that it had entered into a license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively "Marvel") to produce toys and games based on Marvel’s portfolio of characters.  While gross profits of theatrical entertainment-based products are generally higher than many of the Company's other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm's STAR WARS, the Company may also incur amortization expense on property right based assets acquired from the licensor of such properties, further impacting profit made on these items.

The Company's strategy in the last several years has also involved reducing fixed costs and increasing operating margins. With a strong balance sheet and having achieved its desired debt to capitalization ratio, the Company will continue to evaluate acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. Additionally, the Company has a remaining share repurchase authorization from its Board of Directors of $208,293 at April 2, 2006. The Company intends to continue repurchasing shares under this remaining authorization subject to market conditions.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

SUMMARY

----------------

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the first quarters of 2006 and 2005.

	2006	2005
	-------	-------
Net revenues	100.0%	100.0%
Cost of sales	39.7	36.5
	--------	--------
Gross profit	60.3	63.5
Amortization	3.9	5.5
Royalties	5.6	9.0
Research and product development	8.2	6.8
Advertising	11.7	11.9
Selling, distribution and administration	31.4	30.0
	--------	--------
Operating profit (loss)	(0.5)	0.3
Interest expense	1.5	1.7
Interest income	(1.6)	(1.9)
Other (income) expense, net	0.8	1.2
	--------	--------
Loss before income taxes	(1.2)	(0.7)
Income taxes	(0.1)	0.1
	--------	--------
Net loss	(1.1)%	(0.8)%
	=====	=====

RESULTS OF OPERATIONS

-----------------------------------------

The first quarter of 2006 was a fourteen week period while the first quarter of 2005 was a thirteen week period. Net loss for the first quarter of 2006 was $(4,899) compared with a net loss of $(3,713) in the first quarter of 2005. Basic and diluted loss per share for the quarter were $(.03) in 2006 compared with $(.02) in 2005.  On December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS123R"), which required that the Company measure all stock-based compensation awards using a fair value method and record such expense in its financial statements. The Company adopted this statement using the modified prospective method. Under this adoption method, the Company is recording expense relating to stock option awards that were unvested as of the date of adoption as well as all awards made after the date of adoption. The adoption of this statement resulted in total expense, net of tax, of $4,076 in the first quarter of 2006.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Consolidated net revenues for the quarter ended April 2, 2006 increased 3% to $468,181 from $454,944 for the quarter ended March 27, 2005.  Net revenues were negatively impacted by foreign currency translation in the amount of $8,700 as the result of a stronger U.S. dollar in 2006. Operating loss for the quarter ended April 2, 2006 was $(2,126) compared to an operating profit of $1,540 in 2005. The 2006 results are based on fourteen weeks of net revenues and expenses compared to thirteen weeks in 2005. Most of the Company's revenues and operating profit (loss) are derived from its two principal segments: the North American segment and the International segment, which are discussed in detail below.

The following table presents net revenues and operating profit (loss) data for the Company's two principal segments for the first quarter of fiscal years 2006 and 2005. 2005 results have been reclassified to conform to the Company's new operating segment structure. The operating profit (loss) for 2005 for each of these segments have been adjusted to include the impact of expense related to stock options as disclosed under SFAS 123, consistent with the Company's management reporting. See footnote 7 to the consolidated financial statements for further details.

	2006	2005	% Change
	-------------	-------------	-------------
Net Revenues
North American segment	$310,304	288,676	7%
International segment	145,491	153,088	(5%)

Operating Profit (Loss)
North American segment	$ 4,770	4,637	3%
International segment	(8,323)	(7,873)	(6%)

NORTH AMERICAN SEGMENT

The North American segment's net revenues for the quarter ended April 2, 2006 increased 7% to $310,304 from the same period in 2005. The increase is primarily due to increased shipments of LITTLEST PET SHOP products, as well as increased sales of certain core brands, including PLAYSKOOL, MAGIC: THE GATHERING, TRANSFORMERS, SUPER SOAKER and NERF and increased sales of traditional board games. These increases were partially offset by the anticipated decline in shipments of STAR WARS products as well as decreased sales of DUEL MASTERS products. The Company had significant sales of STAR WARS products in 2005 related to the May 2005 theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH and the subsequent DVD release in the fourth quarter of 2005. The Company expects significant declines in revenues from the sales of STAR WARS products for the fiscal year 2006 versus 2005.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The North American segment operating profit of $4,770 for the quarter ended April 2, 2006 compares to an operating profit of $4,637 for the quarter ended March 27, 2005. Decreases in royalty and amortization expenses as a result of the decrease in sales of STAR WARS products were largely offset by increased product development and marketing expenses as well as slightly higher advertising expense. Gross profit remained consistent in 2006, despite the increase in sales, due to the product mix, primarily the result of lower sales of STAR WARS products. Sales of products related to entertainment-based properties, such as STAR WARS, typically carry a higher gross margin.  These products also carry a higher rate of royalties, and the resulting operating profit is generally not as high as it is for revenues derived from the sale of Company owned or Company-controlled brands. In addition, expenses for the segment were negatively impacted by one extra week in the first quarter of 2006 versus 2005.

INTERNATIONAL SEGMENT

International segment net revenues decreased by 5% to $145,491 for the quarter ended April 2, 2006 from $153,088 for the quarter ended March 27, 2005. International net revenues were negatively impacted by currency translation of approximately $10,400, as the result of the stronger U.S. dollar. Excluding the unfavorable impact of foreign exchange, International net revenues increased 2% in local currency to $155,891. The increase in local currency revenue for the quarter was primarily the result of increased sales of BDAMAN and MONOPOLY products, as well as sales of FURBY products, which were reintroduced in the third quarter of fiscal 2005.  These increases were mostly offset by decreased revenues from shipments of STAR WARS products and DUEL MASTERS and BEYBLADE products.

International segment operating loss was $8,323 for the quarter ended April 2, 2006 compared to a loss of $7,873 for the quarter ended March 27, 2005. Although revenues were negatively impacted by the stronger U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net favorable impact to the International segment operating loss of approximately $1,000 for the quarter ended April 2, 2006. Absent the impact of foreign exchange rates, the increase in operating loss was primarily due to increased royalty expense with the decrease in royalties from lower sales of STAR WARS products being more than offset by higher sales of other licensed products. In addition, the operating loss was negatively impacted by increased product development expenses as the Company continues to invest in its core brands.  These increased expenses were partially offset by decreased amortization expense as a result of lower STAR WARS sales. In addition, expenses for the segment were negatively impacted by one extra week in the first quarter of 2006 versus 2005.

GROSS PROFIT

-----------------------

The Company's gross profit margin decreased to 60.3% for the quarter ended April 2, 2006 from 63.5% for the quarter ended March 27, 2005. This decrease was due to changes in product mix, primarily due to decreased sales of STAR WARS products which tend to have a higher gross margin as well as lower royalty income in the first quarter of 2006 compared to the first quarter of 2005.  The Company anticipates lower gross margins in 2006 due to the significant STAR WARS product revenues recognized in 2005 in connection with the theatrical and DVD releases of STAR WARS EPISODE III: REVENGE OF THE SITH. However, the Company also expects that the decrease in gross margins will be partially offset by decreased royalty expense relating to these sales as well as decreased amortization of related product rights.

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

EXPENSES

-----------------

The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the first quarters of fiscal years 2006 and 2005.

	2006	2005
	-------------	------------
Amortization	3.9%	5.5%
Royalties	5.6	9.0
Research and product development	8.2	6.8
Advertising	11.7	11.9
Selling, distribution and administration	31.4	30.0

Amortization expense decreased to $18,252 in the first quarter of 2006 from $24,755 in the first quarter of 2005. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in the first quarter of 2006 relates to decreased amortization of the product rights related to STAR WARS as a result of decreased sales of STAR WARS products.  The Company expects amortization expense to continue to be lower in 2006 compared to 2005 due to the anticipated decrease in product revenue from STAR WARS products.

Royalty expense for the quarter ended April 2, 2006 decreased to $25,990, or 5.6% of net revenues from $40,872, or 9.0% of net revenues in the first quarter of 2005. This decrease is primarily the result of decreased sales of entertainment based products, primarily related to STAR WARS.  As noted above, the Company expects a lower level of royalties in 2006 compared to 2005 as a result of an anticipated decrease in sales of STAR WARS products.

Investment in research and product development is an important component to the Company's strategy to grow core brands and to create new and innovative toy and game products. Research and product development expenses for the quarter ended April 2, 2006 increased to $38,164 or 8.2% of net revenues from $31,041 or 6.8% of net revenues for the quarter ended March 27, 2005.  The increase reflects the increased technology of many of the Company's products as the Company continues to invest in new innovative electronic products. In addition, these expenses also increased due to one extra week in the first quarter of 2006 versus 2005.

Advertising expense remained consistent with the prior year. Advertising expense for the quarter ended April 2, 2006 was $54,854 or 11.7% of net revenues compared with $54,190 or 11.9% of net revenues for the quarter ended March 27, 2005.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company's selling, distribution and administration expenses for the quarter ended April 2, 2006 increased to $146,955 or 31.4% of net revenues from $136,571 or 30.0% of net revenues for the quarter ended March 27, 2006. Approximately $5,820 of this increase reflects the Company's adoption in 2006 of SFAS 123R which requires the Company to record expense related to any unvested stock options as of the beginning of the year as well as any future stock option grants. The increase in selling, distribution and administration expenses also relates to the additional week in the first quarter of 2006, which had fourteen weeks, compared to thirteen weeks in the first quarter of 2005.

NONOPERATING (INCOME) EXPENSE

-------------------------------------------------------

Interest expense for the first quarter of 2006 was $7,126 compared with $7,731 in the first quarter of 2005.  Reductions in interest expense due to lower levels of debt in 2006 were partially offset by higher interest rates in 2006.

Interest income for the quarter ended April 2, 2006 was $7,334 compared to $8,669 for the quarter ended March 27, 2005. Interest income for the quarter ended March 27, 2005 includes $4,140 related to an IRS tax settlement.  Excluding this one-time settlement, the increase in interest income in the first quarter of 2006 from the first quarter of 2005 represents higher returns on invested cash and short-term investments.

Other expense, net for the first quarter of 2006 was $3,535 compared with $5,703 for the first quarter of 2005. These amounts primarily consist of non-cash charges of $3,330 and $4,970 for 2006 and 2005, respectively, related to the increase during these periods in the fair value of certain warrants required to be classified as a liability. These warrants are required to be adjusted to their fair value each quarter through earnings.  The fair value of these warrants is primarily affected by the stock price of the Company but is also affected by the Company's stock price volatility and dividends, as well as risk-free interest rates. Assuming the Company's stock volatility and dividend payments, as well as risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings as the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $22.00 per share at April 2, 2006 from its actual price of $21.10 a share on that date, the Company would have recognized a non-cash charge of approximately $7,220 rather than the actual non-cash charge of $3,330 for the quarter ended April 2, 2006, to reflect the change in the fair value of the warrants from their fair value of $123,860 at December 25, 2005.  This fair value adjustment has no related tax impact.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

INCOME TAXES

-----------------------

Income tax benefit in the first quarter of 2006 was $554 on a pretax loss of $5,453, compared to tax expense of $488 on a pretax loss of $3,225 in the first quarter of 2005. As noted above, the adjustment of certain warrants to their fair value has no tax effect.  Absent the warrant fair value adjustment, the 2006 first quarter tax rate and the 2005 first quarter tax rate would have been 26.1% and 28.0%, respectively. The income tax rate for the full year 2005 was 31.8%. In addition to the adjustment of certain warrants to their fair value, the 2005 full year tax rate was also impacted by the repatriation of foreign earnings pursuant to the special incentive provided by the American Jobs Creation Act of 2004 as well as a reduction of income tax expense of approximately $4,000 due primarily to the settlement of an Internal Revenue Service audit. Absent the effect of these items, the 2005 full year tax rate would have been 24.9%.

The increase in the adjusted rate from the full year 2005 of 24.9% to the first quarter of 2006 adjusted rate of 26.1% is primarily due to the expected increase in earnings in jurisdictions with higher statutory tax rates.

OTHER INFORMATION

---------------------------------

The Company's revenue pattern continues to show the second half of the year, and within that half, the fourth quarter, to be increasingly more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year.  The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules.  The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The strategy of larger mass market retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.  Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales.  At April 2, 2006 and March 27, 2005, the Company's unshipped orders were approximately $176,985 and $176,998, respectively.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In January 2006, the Company entered into a five-year license arrangement with Marvel to develop products based on certain Marvel properties for retail sales beginning January 1, 2007. The arrangement requires the Company to make guaranteed minimum payments in the amount of $215,000 with $105,000 paid in February 2006. Of the remaining payments, $70,000 is expected to be paid in 2007 upon the release of the motion picture SPIDER-MAN 3, $2,500 is expected to be paid in January 2008, $2,500 is expected to be paid in January 2009 and the remainder to be paid upon the release of the motion picture SPIDER-MAN 4, whose release date is yet to be determined. Certain of the future minimum guaranteed contractual royalty payments are contingent upon the theatrical release of the related entertainment property.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------

The Company has historically generated a significant amount of cash from operations.  In 2005, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its secured and unsecured credit facilities. During 2006 the Company expects to continue to fund its working capital needs primarily through operations and, when needed, using proceeds from the accounts receivable securitization program and borrowings under its available lines of credit. The Company believes that the funds available to it, including cash it expects to generate from operations, and funds available through the securitization program and other available lines of credit, are adequate to meet its needs for 2006. However, unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences, could result in a significant decline in revenues and operating results for the Company, which could result in the Company being in non-compliance with covenants under its revolving credit facility and/or receivable securitization program. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable the Company to continue to fund its operations. Also, non-compliance with covenants under its accounts receivable securitization program could result in the Company being unable to utilize this program. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable that would prevent the Company from being able to fully utilize its accounts receivable securitization program. The Company expects to be in compliance with its borrowing and securitization financial covenants in 2006.

Because of the seasonality in the Company's cash flow, management believes that on an interim basis, rather than discussing only its cash flows, a better understanding of its liquidity and capital resources can be obtained through a discussion of the various balance sheet categories as well. Also, as several of the major categories, including cash and cash equivalents, short-term investments, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter, again due to the seasonality of its business, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior quarter or prior year-end.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Cash flows (utilized) provided by operating activities were $(75,239) and $159,642 for the first quarters of 2006 and 2005, respectively. Cash flows from operations in the first quarter of 2006 were negatively impacted by the royalty guarantee payment of $105,000 made to Marvel in connection with the new license agreement signed in the first quarter of 2006 and pension plan contributions of approximately $31,800. Of the $105,000 payment to Marvel, $82,700 was classified as long-term and is reflected in the consolidated statement of cash flows in other operating while the remainder was recorded to prepaid expenses and is reflected in the statement of cash flows as an increase in prepaid expenses. The decrease in cash flow provided by operating activities is also the result of higher non cash expenditures in 2005, including amortization expense, as a result of the increased sales of STAR WARS products as well as a utilization of prepaid royalty amounts related to increased sales of STAR WARS products.

Accounts receivable increased to $221,860 at April 2, 2006 from $199,594 at March 27, 2005 reflecting decreased usage of the Company's accounts receivable securitization facility partially offset by higher collections.  Days sales outstanding were 43 days at April 2, 2006 compared to 39 days at March 27, 2005.  In addition, approximately $4,700 relates to lower translation of international balances due to the currency impact of the stronger U.S. dollar.

Inventories decreased to $213,183 at April 2, 2006 from $232,660 at March 27, 2005. The 2005 inventory balance was higher partially due to lower than expected sales at the end of 2004.  In addition, there were higher inventory levels in 2005 in anticipation of product shipments relating to the STAR WARS theatrical release in May 2005. In addition, approximately $3,800 of this decrease relates to lower translation of international balances due to the currency impact of the stronger U.S. dollar.

Prepaid expenses decreased to $122,127 at April 2, 2006 compared to $138,828 at March 27, 2005, primarily due to a decrease in current prepaid royalties. The decrease in prepaid royalties as a result of the higher sales of STAR WARS products in 2005 was partially offset by an increase related to the royalty advance paid to Marvel in the first quarter of 2006.  Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement.  This payment is then recognized in the consolidated statement of operations as the related sales are made.  With respect to the Marvel and STAR WARS licenses, the Company has prepaid royalties recorded in both current and non-current assets. Each reporting period, the Company reflects as current prepaid assets the amount of royalties it expects to reflect in operations in the upcoming twelve months.  In periods prior to a major movie release such as with STAR WARS in the first quarter of 2005, larger amounts will be reclassified from non-current to current in anticipation of higher sales during the periods surrounding the release.

Accounts payable and accrued expenses increased to $629,175 at April 2, 2006 from $618,308 at March 27, 2005. This increase is primarily due to amounts not yet settled (paid) of $6,334 relating to common stock repurchases made at the end of the first quarter of 2006 under the May 19, 2005 Board of Directors $350,000 authorization.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Collectively, property, plant and equipment and other assets increased $31,473 from the comparable period in the prior year. The increase is due to a portion of the $105,000 royalty advance paid to Marvel in the first quarter of 2006, which has been classified as long-term based on the expected period of realization. This increase was partially offset by a decrease in property, plant and equipment resulting from the sale of the Company’s former manufacturing facility in Spain in the second quarter of 2005. In addition, other intangible assets decreased primarily due to the amortization of intangibles, including increased amortization expense of STAR WARS property rights in 2005.

Net cash (cash and cash equivalents less short-term borrowings, current portion of long-term debt, and long-term debt) decreased to $76,135 at April 2, 2006 from $237,871 at March 27, 2005. This decrease is due to the Company investing available cash in auction rate securities, which are classified as short-term investments on the balance sheet. At April 2, 2006, the Company had $147,675 invested in these securities. The decrease in net cash also reflects the Company's current share repurchase program which was approved by its Board of Directors in May 2005. Under this plan, the Company has repurchased 6,911 shares in the final three quarters of 2005 and the first quarter of 2006 at a total cost of $141,707.

Cash flows from investing activities were a net utilization of $159,365 in the first quarter of 2006 and $11,020 in the first quarter of 2005. The increase in net utilization is due to the Company investing $147,675 of excess cash balances in auction rate securities in 2006, which offer a higher rate of return on a short-term basis.

Cash flows from financing activities were a net utilization of $126,607 in the first quarter of 2006 compared to net cash provided of $1,227 in the first quarter of 2005. The increase in net utilization was due primarily to cash paid of $87,343 to repurchase shares of common stock in the first quarter of 2006 and repayments of long-term debt of $32,743 related to a contractual maturity. During the quarter, the Company repurchased 4,525 shares at a total cost of $93,677, of which $6,334 was included in accrued expenses related to repurchases that had not yet settled at April 2, 2006.

The Company has an amended and restated credit agreement, which provides it with an unsecured revolving credit facility of $350,000, maturing in March 2007. The Company is not required to maintain compensating balances under the agreement.  The amended and restated agreement contains certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments.  The Company was in compliance with all restrictive covenants as of and for the quarter ended April 2, 2006.  The Company had no borrowings outstanding under its committed revolving credit facility at April 2, 2006. The Company also has other uncommitted lines from various banks, of which approximately $25,705 was utilized at April 2, 2006. Amounts available and unused under the committed line at April 2, 2006 were approximately $346,300.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  The program provides the Company with a cost-effective source of working capital. Based on the amount of eligible accounts receivable as of April 2, 2006, the Company had availability under this program to sell $34,504, all of which was utilized.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company had letters of credit of approximately $19,200 and purchase commitments of $185,035 outstanding at April 2, 2006. In February 2006, the Company amended its license arrangement with Marvel to add additional toy lines. As a result of this amendment, the guaranteed minimum payments of $205,000 previously disclosed in the Company's report on Form 10-K increased by $10,000, of which $5,000 was paid in February 2006, $2,500 is expected to be paid in January 2008 and $2,500 is expected to be paid in January 2009. In addition, the Company contributed approximately $31,800 to its pension plans in the first quarter of 2006 which was higher than the amount expected and disclosed in the Company's report on Form 10-K. The Company expects its contributions to its defined benefit pension plans in 2006 to be approximately $40,000. Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 25, 2005, did not materially change outside of payments made in the normal course of business.

The Company has outstanding $249,996 in principal amount of senior convertible debentures due 2021.  The senior convertible debentures bear interest at 2.75%, subject to an upward adjustment in the rate, with the total rate not to exceed 11%, should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in the first quarter of 2006.  The holders of these debentures may put the notes back to Hasbro in December 2011 and December 2016 at the original principal amount.  At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company's discretion.  While the Company's current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

-------------------------------------------------------------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, inventory valuation, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations and stock-based compensation.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2005 and no impairment was indicated.  At April 2, 2006, the Company has goodwill and intangible assets with indefinite lives of $542,976 recorded on the balance sheet.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Intangible assets covered under this policy were $515,715 at April 2, 2006. During the first quarter of 2006, there were no impairment charges related to these intangible assets.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product.  If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required.  The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates.  Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties.  At April 2, 2006, the Company had $222,885 of prepaid royalties, $62,924 of which are included in prepaid expenses and other current assets and $159,961 which are included in other assets.

The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected compensation increases, and applicable discount rates. The estimates for the Company's domestic plans are established for the upcoming year at the Company's measurement date of September 30. The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company's estimate of expected return on plan assets for its domestic plans is 8.75% for 2006, which is the same estimate used in 2005. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. For the Company's domestic plans, a decrease of .25% in the 2005 estimate of expected return on plan assets would have increased 2005 annual pension expense by approximately $470. Expected compensation increases are estimated using a combination of historical compensation increases with expected compensation increases in the Company's long-term business forecasts. Based on this analysis, the Company's estimate of expected long-term compensation increases for its domestic plans is 4.0% in 2006, which is the same estimate used in 2005. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of pension benefits. Based on this long-term corporate bond yield at September 30, 2005, the Company's measurement date for its pension assets and liabilities, the Company selected a discount rate for its domestic plans of 5.50% compared to a rate of 5.75% selected at September 30, 2004.  Pension expense for the Company's domestic plans in 2005 was based on a discount rate of 5.75%.  A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. For the Company's domestic plans, a decrease of .25% in the Company's 2005 discount rate would have increased 2005 annual pension expense and the projected benefit obligation by approximately $995 and $11,110, respectively.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods.  Assets in the plan are valued on the basis of their fair market value on the measurement date.  In March 2006, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed FASB statement, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans", which would amend Statements of Financial Accounting Standards No. 87, 88, 106 and 132R. Under the proposed statement, the Company would recognize on its balance sheet actuarial gains and losses and prior service costs that have not yet been included in income as a reduction of equity through other comprehensive income and an increase to the accrued pension liability. In addition, the measurement date for plan assets and liabilities would be required to be the Company's fiscal year end. The proposed statement would be effective for the Company in the fourth quarter of 2006.  Until a final statement is issued, the Company cannot estimate the effect that this change in accounting would have on its consolidated balance sheet or statement of operations.

The Company has stock-based employee compensation plans and plans for non-employee members of the Company's Board of Directors. Under these plans, the Company grants stock options at or above the fair market value of the Company's stock. On December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R, which requires the Company to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. The Company uses the Black-Scholes option pricing model to value the stock options that are granted under these plans. The Black-Scholes method includes four significant assumptions: (1) expected term of the option, (2) risk-free interest rate, (3) expected dividend yield, and (4) expected stock price volatility. For the Company's 2005 stock option grant, the weighted average expected term used was approximately 5 years. This amount is based on a review of employees' exercise history relating to stock options as well as the contractual term of the option. The weighted average risk-free interest rate used for 2005 stock option grants was 3.84%. This estimate was based on the interest rate available on U.S. treasury securities with durations that approximate the expected term of the option. For 2005 stock option grants, the weighted average expected dividend yield used was 1.75% which is based on the Company's current annual dividend amount divided by the stock price on the date of the grant. The weighted average expected stock price volatility used for 2005 stock option grants was 29%. This amount was estimated using a combination of historical price volatility over the most recent period approximating the expected term of the option and implied price volatility. Implied price volatility represents the volatility implied in publicly traded options on the Company's stock, which the Company believes represents the expected future volatility of the Company's stock price. The Company believes that since this is a market-based estimate, it can provide a better estimate of expected future volatility.

FINANCIAL RISK MANAGEMENT

-----------------------------------------------

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

To manage this exposure, the Company has hedged a portion of its estimated foreign currency transactions using forward foreign exchange contracts and purchased foreign currency options. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency.  The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.  The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.  The Company does not speculate in foreign currency exchange contracts. The Company may also be indirectly impacted by changes in the Chinese Renminbi.

At April 2, 2006, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $494,983.  Also at April 2, 2006, the Company had fixed-for-floating interest rate swaps with notional amounts of $100,000.  The interest rate swaps are designed to adjust the amount of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt.  Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt.  At April 2, 2006, these contracts had a fair value of $(112), which was included in liabilities, with a corresponding fair value adjustment to decrease long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 2, 2006. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 2, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently party to certain legal proceedings, none of which we believe to be material to our business or financial condition.

Item 1A.  Risk Factors.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 25, 2005 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

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

•

concentration of manufacturing of many of the Company's products in the People's Republic of China and the associated impact to the Company of health conditions and other factors affecting social and economic activity in China, affecting the movement of people and products into and out of China or affecting the exchange rates for the Chinese Renminbi, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured in China;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole number of shares and dollars)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2006 12/26/05 – 1/29/06	-	-	-	$301,970,066
February 2006 1/30/06 – 3/5/06	2,134,590	$20.4547	2,125,000	$258,442,616
March 2006 3/6/06 – 4/2/06	2,400,000	$20.8655	2,400,000	$208,293,351
Total	4,534,590	$20.6721	4,525,000	$208,293,351

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

In February 2006, the Company repurchased 9,590 shares upon the exercise of a stock option, which were delivered by the award recipient as payment of the exercise price. These shares were repurchased at the market price on the date of the exercise of the stock option.

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

Item 6. Exhibits (continued)

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

10.1	Hasbro, Inc. 2006 Management Incentive Plan.

10.2

License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.3

First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.4	Employment Agreement, dated January 20, 2006, by and between the Company and Brian Goldner.

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended April 2, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Item 6. Exhibits (continued)

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: May 5, 2006	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended April 2, 2006

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

10.1	Hasbro, Inc. 2006 Management Incentive Plan.

10.2

License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.3

First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.4	Employment Agreement, dated January 20, 2006, by and between the Company and Brian Goldner.

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended April 2, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.