Form 10-Q
period 2006-07-02
HASBRO INC
filed 2006-08-07
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes or No X

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 26, 2006 was 163,582,737.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	July 2,	June 26,	Dec. 25,
Assets	2006	2005	2005
	---------	---------	---------
Current assets
Cash and cash equivalents	$417,087	642,831	942,268
Short-term investments	72,625	-	-
Accounts receivable, less allowance
for doubtful accounts of $31,200,
$35,700 and $29,800	290,480	348,200	523,232
Inventories	258,500	262,471	179,398

Deferred income taxes	95,943	92,241	103,209
Prepaid expenses	133,719	116,680	82,088
	--------------	--------------	--------------
Total current assets	1,268,354	1,462,423	1,830,195

Property, plant and equipment, net	164,057	171,762	164,045
	--------------	--------------	--------------

Other assets
Goodwill	468,634	468,034	467,061
Other intangibles, less accumulated amortization
of $623,800, $540,300 and $586,000	577,379	652,213	613,433
Other	256,941	243,282	226,409
	--------------	--------------	--------------
Total other assets	1,302,954	1,363,529	1,306,903
	--------------	--------------	--------------

Total assets	$2,735,365	2,997,714	3,301,143
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	July 2,	June 26,	Dec. 25,
Liabilities and Shareholders' Equity	2006	2005	2005
	---------	---------	---------
Current liabilities
Short-term borrowings	$10,017	13,177	14,676
Current portion of long-term debt	-	355,005	32,770
Accounts payable	128,277	136,210	152,468
Accrued liabilities	501,459	488,464	710,812
	--------------	--------------	--------------
Total current liabilities	639,753	992,856	910,726

Long-term debt, excluding current portion	494,359	247,554	495,619
Deferred liabilities	143,732	150,810	171,322
	--------------	--------------	--------------
Total liabilities	1,277,844	1,391,220	1,577,667
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	355,031	370,289	358,199
Deferred compensation	-	(52)	(24)
Retained earnings	1,850,801	1,714,807	1,869,007
Accumulated other comprehensive earnings	26,031	35,866	15,348
Treasury stock, at cost; 45,238,593 shares at
July 2, 2006, 31,132,522 at June 26, 2005
and 31,744,960 at December 25, 2005	(879,189)	(619,263)	(623,901)
	--------------	--------------	--------------
Total shareholders' equity	1,457,521	1,606,494	1,723,476
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$2,735,365	2,997,714	3,301,143
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	Thirteen	Thirteen	Twenty-Seven	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	-------------------	------------------	-------------------	-------------------
Net revenues	$527,764	572,388	995,945	1,027,332
Cost of sales	210,369	224,766	396,461	390,741
	------------	------------	-------------	-------------
Gross profit	317,395	347,622	599,484	636,591
	------------	------------	-------------	-------------
Expenses
Amortization	19,140	26,930	37,392	51,685
Royalties	30,200	50,795	56,190	91,667
Research and product development	39,606	36,514	77,770	67,555
Advertising	60,466	64,974	115,320	119,164
Selling, distribution and administration	147,384	141,289	294,339	277,860
	------------	------------	-------------	-------------
Total expenses	296,796	320,502	581,011	607,931
	------------	------------	-------------	-------------
Operating profit	20,599	27,120	18,473	28,660
	------------	------------	-------------	-------------
Nonoperating (income) expense
Interest expense	6,812	7,649	13,938	15,380
Interest income	(6,244)	(5,744)	(13,577)	(14,413)
Other (income) expense, net	(12,471)	(7,475)	(8,937)	(1,772)
	------------	------------	-------------	-------------
Total nonoperating income	(11,903)	(5,570)	(8,576)	(805)
	------------	------------	-------------	-------------
Earnings before income taxes	32,502	32,690	27,049	29,465
Income taxes	5,414	3,236	4,860	3,724
	------------	------------	-------------	-------------
Net earnings	$27,088	29,454	22,189	25,741
	=======	=======	=======	=======

Net earnings per common share
Basic	$.16	.17	.13	.14
	=======	=======	=======	=======
Diluted	$.07	.13	.06	.13
	=======	=======	=======	=======
Cash dividends declared per
common share	$.12	.09	.24	.18
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Six Months Ended
	--------------------------------------
	Twenty-Seven	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2006	June 26, 2005
	-------------------	------------------
Cash flows from operating activities
Net earnings	$22,189	25,741
Adjustments to reconcile net earnings to net cash
(utilized) provided by operating activities:
Depreciation and amortization of plant and equipment	31,936	31,948
Other amortization	37,392	51,685
Loss on impairment of investment	2,629	-
Change in fair value of liabilities potentially settleable
in common stock	(11,940)	(760)
Deferred income taxes	9,487	(10,842)
Stock-based compensation	11,052	46
Excess tax benefits from stock-based compensation	(1,682)	-
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	240,762	217,905
Increase in inventories	(76,003)	(72,995)
(Increase) decrease in prepaid expenses and other current assets	(23,700)	19,258
Decrease in accounts payable and accrued liabilities	(239,386)	(209,149)
Other, including long-term portion of royalty advances	(91,176)	(34,845)
	------------	------------
Net cash (utilized) provided by operating activities	(88,440)	17,992
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(29,944)	(30,640)
Investments and acquisitions	-	(65,000)
Proceeds from sale of property, plant and equipment	959	30,465
Purchases of short-term investments	(704,345)	-
Sales of short-term investments	631,720	-
Other	(277)	768
	------------	------------
Net cash utilized by investing activities	(101,887)	(64,407)
	------------	------------
Cash flows from financing activities
Repurchases of and repayments of borrowings with original
maturities of more than three months	(32,743)	(21,329)
Net repayments of other short-term borrowings	(3,885)	(4,281)
Purchases of common stock	(279,631)	(7,341)
Stock option transactions	14,967	23,607
Excess tax benefits from stock-based compensation	1,682	-
Dividends paid	(36,502)	(26,711)
	------------	------------
Net cash utilized by financing activities	(336,112)	(36,055)
	------------	------------
Effect of exchange rate changes on cash	1,258	299
	------------	------------
Decrease in cash and cash equivalents	(525,181)	(82,171)
Cash and cash equivalents at beginning of year	942,268	725,002
	------------	------------
Cash and cash equivalents at end of period	$417,087	642,831
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	------------------------------------
	Twenty-Seven	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2006	June 26, 2005
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$13,294	15,943
Income taxes	$51,253	9,807

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	Thirteen	Thirteen	Twenty-Seven	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	-------------------	------------------	-------------------	-------------------
Net earnings	$27,088	29,454	22,189	25,741
Other comprehensive earnings (loss)	12,010	(30,461)	10,683	(46,522)
	----------	----------	----------	----------
Total comprehensive earnings (loss)	$39,098	(1,007)	32,872	(20,781)
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 2, 2006 and June 26, 2005, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The six months ended July 2, 2006 is a twenty-seven week period while the six months ended June 26, 2005 is a twenty-six week period. The quarters ended July 2, 2006 and June 26, 2005 were both thirteen week periods.

The results of operations for the quarter ended July 2, 2006 are not necessarily indicative of results to be expected for the full year.

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

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 25, 2005 with the exception of the accounting for stock-based compensation. Effective December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which amends Statement of Financial Accounting Standards No. 123, as amended by No. 148, and Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows". The Company adopted SFAS 123R under the modified prospective basis as defined in the statement. In 2006 the Company is recording stock option expense based on all unvested stock options as of the adoption date as well as all stock-based compensation awards granted subsequent to the adoption date. See footnote 4 for further information related to the adoption of this statement.

Substantially all of the Company's inventories consist of finished goods.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Earnings per share data for the fiscal quarters and six months ended July 2, 2006 and June 26, 2005 were computed as follows:

	2006		2005
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic --------	Diluted -------
Net earnings	$ 27,088	27,088	$ 29,454	29,454
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(15,270)	-	(5,730)
Interest expense on contingent convertible
debentures due 2021	-	-	-	1,066
	------------	------------	------------	------------
Adjusted net earnings	$ 27,088	11,818	$ 29,454	24,790
	=======	=======	=======	=======

Average shares outstanding	169,648	169,648	178,463	178,463
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	6,036	-	5,412
Contingent convertible debentures
due 2021	-	-	-	11,574
Options and warrants	-	1,692	-	2,181
	------------	------------	------------	------------
Equivalent shares	169,648	177,376	178,463	197,630
	=======	=======	=======	=======

Net earnings per share	$ .16	.07	$ .17	.13
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2006		2005
	-----------------		-----------------
Six Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 22,189	22,189	25,741	25,741
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	(11,940)	-	(760)
	------------	------------	------------	------------
Adjusted net earnings	$ 22,189	10,249	25,741	24,981
	=======	=======	=======	=======

Average shares outstanding	173,475	173,475	178,113	178,113
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	5,656	-	5,358
Options and warrants	-	1,915	-	2,239
	------------	------------	------------	------------
Equivalent shares	173,475	181,046	178,113	185,710
	=======	=======	=======	=======

Net earnings per share	$ .13	.06	.14	.13
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. For the quarters and six months ended July 2, 2006 and June 26, 2005, the warrants had a more dilutive impact on earnings per share assuming they were treated as an equity contract. Accordingly, for the diluted earnings per share calculation for these periods, the numerator includes an adjustment to earnings to exclude the income included therein related to the fair market value adjustment and the denominator includes an adjustment to include the shares issuable under contract.

For the quarter and six months ended July 2, 2006 and the six months ended June 26, 2005, the effect of the Company's contingent convertible debt was antidilutive. Had the effect of the convertible debt been dilutive, 11,574 shares would have been included in dilutive shares for each of the periods and interest expense, net of tax, of $2,131 for the six months ended July 2, 2006 and June 26, 2005 and $1,066 for the quarter ended July 2, 2006 would have been added back to net earnings to calculate earnings per share. For the quarter ended June 26, 2005, the effect of the contingent convertible debt was dilutive and, accordingly, adjustments have been made to the net earnings and dilutive shares.

Options and warrants to acquire shares totaling 7,824 at July 2, 2006 and 7,887 at June 26, 2005, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3)  At July 2, 2006, the Company has invested $72,625 in auction rate securities, which are recorded as short-term investments on the consolidated balance sheet. These securities are being accounted for as an available-for-sale security and are reflected at par value, which approximates fair value.

(4)  Hasbro has various stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the "plans") and has reserved 23,914 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under the plans. These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards in addition to options. Upon exercise in the case of stock options or grant in the case of restricted stock, shares are issued out of available treasury shares. Additionally, the Company has reserved 17,450 shares of its common stock for issuance upon exercise of outstanding warrants.

The Company on occasion will issue restricted stock and grant deferred restricted stock units to certain key employees. In the first quarter of 2006, the Company issued restricted stock of 20 shares. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company.  These awards are valued at the market value at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally 3 years.  Amortization of unearned compensation expense relating to the outstanding restricted stock and deferred restricted stock units was $46 and $13 in the quarters ended July 2, 2006 and June 26, 2005, respectively, and $88 and $46 for the six months ended July 2, 2006 and June 26, 2005, respectively.

Prior to fiscal 2006, Hasbro used the intrinsic-value method of accounting for stock options granted to employees and non-employee members of the Board of Directors. Effective December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R under the modified prospective transition method as defined in the statement. Under this adoption method, the Company is recording stock option expense in 2006 based on all unvested stock options as of the adoption date and any stock option awards made subsequent to the adoption date. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS 123R. Compensation expense related to stock options recognized under SFAS 123R for the quarter and six months ended July 2, 2006 was $3,754 and $9,974, respectively, and was recorded as follows:

	Quarter Ended July 2, 2006 -----------------	Six Months Ended July 2, 2006 -----------------
Cost of sales	$ 60	145
Research and product development	236	551
Selling, distribution and administration	3,458	9,278
	--------	--------
	3,754	9,974
Income taxes	1,254	3,398
	--------	--------
	$2,500	6,576
	=====	=====

Pro forma information for the second quarter and six months ended June 26, 2005 regarding net earnings as required by SFAS No. 123, “Accounting for Stock-Based Compensation” determined as if the Company had accounted for its stock options under the fair value method is as follows:

	Quarter Ended June 26, 2005 ------------	Six Months Ended June 26, 2005 -------------
Reported net earnings	$ 29,454	25,741
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	8	29
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,488)	(6,965)
	------------	------------
Pro forma compensation expense, net of tax	(3,480)	(6,936)
	------------	------------
Pro forma net earnings	$ 25,974	18,805
	=======	=======

Reported net earnings per share
Basic	$ .17	.14
	=======	=======
Diluted	$ .13	.13
	=======	=======
Pro forma net earnings per share
Basic	$ .15	.11
	=======	=======
Diluted	$ .11	.10
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information with respect to stock options for the six months ended July 2, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	-------------	----------	----------------	--------------
Outstanding at beginning of year	20,443	$19.04
Granted	38	20.36
Exercised	(1,014)	14.98
Expired or canceled	(478)	25.23
	------------
Outstanding at end of quarter	18,989	19.11	5.39 years	$27,307
	=======
Exercisable at end of quarter	15,505	18.94	5.10 years	$27,236
	=======

The Company uses the Black-Scholes valuation model in determining fair value of stock-based awards. The weighted average fair value of options granted in the first quarter of 2006 and the fiscal year 2005 were $5.15 and $5.41, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the six months ended July 2, 2006 and the fiscal year 2005, respectively:

	2006	2005
Risk-free interest rate	4.58%	3.84%
Expected dividend yield	2.20%	1.75%
Expected volatility	29%	29%
Expected option life	5 years	5 years

The intrinsic value, which represents the difference between the fair market value on the date of exercise and the exercise price of the option, of the 1,014 options exercised during the six months ended July 2, 2006 was $5,510.

In addition to the above, the Company currently has 17,450 warrants outstanding and exercisable at July 2, 2006, which have a weighted average exercise price, weighted average remaining life and intrinsic value at July 2, 2006 of $20.11, 11.96 years, and $2,410, respectively.

At July 2, 2006, the amount of total unrecognized compensation cost related to stock options is $17,214 and the weighted average period over which this will be expensed is 10.08 months. At July 2, 2006, the amount of total unrecognized compensation cost related to restricted stock is $364 and the weighted average period over which this will be expensed is 16.87 months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In May 2006, the Company granted 52 shares of common stock to its non-employee members of its Board of Directors, of which the receipt of 43 shares have been deferred to the date upon which the respective director ceases to be a member of the Company's Board of Directors. This award was valued at the market value at the date of grant and vested upon grant. Compensation cost of $990 was recorded in connection with this grant.

(5)   Other comprehensive earnings (loss) for the quarter and six months ended July 2, 2006 and June 26, 2005 consist of the following:

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	---------	---------	---------	---------
Foreign currency translation adjustments	$14,084	(31,852)	16,101	(55,607)
Changes in value of available-for-sale securities, net of tax	(1,680)	1,267	(4,122)	3,204
(Losses) gains on cash flow hedging activities, net of tax	(3,081)	(10)	(3,667)	3,531
Reclassifications to earnings, net of tax	2,687	134	2,371	2,350
	----------	----------	----------	----------
Other comprehensive earnings (Ioss)	$12,010	(30,461)	10,683	(46,522)
	======	======	======	======

Reclassification adjustments from other comprehensive earnings to net earnings of $2,687 and $2,371 for the quarter and six months ended July 2, 2006 includes an impairment charge of $2,629 relating to an other than temporary decrease in the value of the Company's investment in Infogrames SA common stock. The remainder of the reclassification adjustments for the quarter and six months ended July 2, 2006 as well as the reclassification adjustments for the quarter and six months ended June 26, 2005 represent net (gains) losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales.  The losses on cash flow hedging derivatives for the quarter and six months ended July 2, 2006 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $3. The losses on cash flow hedging derivatives for the quarter and six months ended June 26, 2005 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $23 and $54, respectively. The Company expects the remaining deferred loss, net of tax, on derivative hedging instruments at July 2, 2006 of $77 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(6)   The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and six months ended July 2, 2006 and June 26, 2005 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	-------	-------	-------	-------
Service cost	$ 3,270	2,941	167	144
Interest cost	4,707	4,471	502	500
Expected return on assets	(5,397)	(4,621)	-	-
Net amortization and deferrals	1,179	864	112	88
	--------	--------	--------	--------
Net periodic benefit cost	$ 3,759	3,655	781	732
	=====	=====	=====	=====

	Six Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	-------	-------	-------	-------
Service cost	$ 6,751	5,945	347	288
Interest cost	9,745	9,091	1,044	1,000
Expected return on assets	(11,171)	(9,383)	-	-
Net amortization and deferrals	2,438	1,774	234	175
	--------	--------	--------	--------
Net periodic benefit cost	$ 7,763	7,427	1,625	1,463
	=====	=====	=====	=====

During the first two quarters of fiscal 2006 the Company has made cash contributions to its pension plans of approximately $36,900. The Company expects to contribute approximately $3,100 during the remainder of fiscal 2006.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(7)   Hasbro is a worldwide leader in children’s and family leisure time and entertainment products and services, including the development, manufacture and marketing of games and toys ranging from traditional to high-tech. In 2006 the Company restructured its business by combining the U.S. Toys and Games operations, previously reported as separate segments, with the Canadian and Mexican operations, previously managed as part of the International segment, into one segment, the North American segment. The International segment is now comprised of operations in the European, Asia Pacific and Latin American regions. The Company's manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland, which were previously included in the Games and International segment, respectively, along with the Company's Far East sourcing operations, are now managed as part of the Global Operations segment.

The North American segment includes the development, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, tween electronic products, toy-related specialty products, traditional board games and puzzles, DVD- based games, fiction books, and trading card and role-playing games within the United States, Canada and Mexico. Within the International segment, the Company develops, markets and sells both toy and certain game products in non-North American markets, primarily the European, Asia Pacific, and Latin American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the majority of the Company's segments. The Company has another segment that licenses out certain toy and game properties.

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

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2006 nor were those of the comparable 2005 periods representative of those actually experienced for the full year 2005. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and six months ended July 2, 2006 and June 26, 2005 are as follows.

	Quarter Ended
	------------------
	July 2, 2006		June 26, 2005
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
North America	$361,956	1,789	387,959	2,938
International	153,244	186	172,534	104
Global Operations (a)	2,607	234,271	2,168	238,341
Other segment	9,957	-	9,727	-
Corporate and eliminations	-	(236,246)	-	(241,383)
	------------	------------	------------	------------
	$527,764	-	572,388	-
	=======	=======	=======	=======

	Six Months Ended -------------------------
	July 2, 2006 -----------------		June 26, 2005 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
North America	$672,260	4,042	676,635	5,380
International	298,735	297	325,622	104
Global Operations (a)	4,543	423,747	3,866	403,344
Other segment	20,407	-	21,209	-
Corporate and eliminations	-	(428,086)	-	(408,828)
	------------	------------	------------	------------
	$995,945	-	1,027,332	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Six Months Ended --------------------------
Operating profit (loss) (c)	July 2, 2006 -------	June 26, 2005 -------	July 2, 2006 -------	June 26, 2005 -------
North America	$30,402	25,374	35,172	30,011
International	(8,093)	1,239	(16,416)	(6,634)
Global Operations (a)	1,095	2,399	1,460	1,588
Other segment	2,958	2,325	6,029	6,958
Corporate and eliminations (b)	(5,763)	(9,459)	(7,772)	(14,079)
	-----------	-----------	------------	------------
Subtotal	20,599	21,878	18,473	17,844
Stock compensation (c)	-	5,242	-	10,816
	-----------	-----------	------------	------------
	$20,599	27,120	18,473	28,660
	======	======	======	======

Total assets	July 2, 2006 -------------	June 26, 2005 -------------
North America	$2,489,757	2,417,428
International	649,730	898,494
Global Operations	899,828	881,331
Other segment	122,337	106,837
Corporate and eliminations (b)	(1,426,287)	(1,306,376)
	--------------	--------------
	$2,735,365	2,997,714
	========	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(a)  The Operations segment derives substantially all of its revenues and operating results from intersegment activities.

(b)  Certain intangible assets, primarily goodwill, which benefit operating segments are reflected as Corporate assets for segment reporting purposes. These amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done prior to the start of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in the Corporate segment.

(c)  As noted in footnote 4, on December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company recorded expense related to stock option compensation in 2006 related to unvested options as of that date as well as grants made in 2006. The Company did not restate any of the prior years but has adjusted the operating profit (loss) of each of its segments for the quarter and six months ended June 26, 2005 to reflect compensation for those periods based on the Company's 2005 pro forma disclosure under SFAS 123. As such, the above amount represents the removal of the amount included in the segment disclosures to reconcile to the 2005 reported consolidated operating profit for the quarter and six months ended June 26, 2005. The $5,242 of 2005 pro forma stock option expense for the quarter was allocated as follows: $3,507 to North America, $981 to International, $403 to Global Operations and $351 to Other Segment. The $10,816 of 2005 pro forma stock option expense for the six months was allocated as follows: $7,236 to North America, $2,023 to International, $832 to Global Operations and $725 to Other Segment.

The following table presents consolidated net revenues by class of principal products for the quarters and six month periods ended July 2, 2006 and June 26, 2005. Certain 2005 amounts have been reclassified to conform to the current year presentation.

	Quarter Ended		Six Months Ended
	July 2, 2006 ---------	June 26, 2005 ---------	July 2, 2006 ---------	June 26, 2005 ---------
Boys' toys	$108,442	171,771	216,926	301,545
Games and puzzles	222,722	223,772	399,019	403,716
Preschool toys	65,015	62,227	123,349	109,816
Tweens toys	40,215	40,516	86,427	78,984
Girls' toys	82,132	64,074	154,658	115,801
Other	9,238	10,028	15,566	17,470
	------------	------------	--------------	--------------
Net revenues	$527,764	572,388	995,945	1,027,332
	=======	=======	========	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(8) In July 2006, the Company's Board of Directors authorized the repurchase of an additional $350,000 in common stock. The Board of Directors had previously authorized the repurchase of $350,000 of common stock in May of 2005. At July 2, 2006, the total cost of repurchases under this authorization, including commissions, totaled $334,270. Purchases of the Company's common stock under these authorizations may be made from time to time, subject to market conditions and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock.

(9) In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which applies to all tax positions accounted for under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to the Company as of January 1, 2007, the first day of fiscal 2007. The Company is in the process of evaluating FIN 48 and the potential effect it will have on its financial position and results of operations.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars Except Per Share Data)

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash through the sale of a variety of toy and game products. The Company sells these products both within the United States and in a number of international markets. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties, such as STAR WARS.

In January 2006 the Company announced that it had simplified and integrated its operating segment structure in order to better focus on consumer demands, better anticipate the needs of its retail customers, provide a more integrated toy and game marketing plan, place a greater company-wide focus on its core brands and thereby improve its overall business.  The Company’s North American toy and games business is now managed under common leadership, providing a combined focus on developing, marketing, and selling products in the U.S., Canada and Mexico.  The International segment consists of the Company’s European, Asia Pacific and Latin American marketing operations. The Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Hasbro Properties Group continues to be responsible for the world-wide licensing of the Company's intellectual properties and works closely with the North American and International segments on the development and out-licensing of the Company's brands.

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet.  While the Company has sought to achieve a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths.

The Company's core brands represent Company-owned or Company–controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL and TONKA, which have been successful over the long term.  The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time.  These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth.

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

With the theatrical release of Lucasfilm's STAR WARS EPISODE III: REVENGE OF THE SITH in May 2005, and the subsequent holiday season DVD release, sales of product related to the Company’s strategic STAR WARS license were a significant contributor to 2005 revenues and have continued to be strong in the first two quarters of 2006.  Pairing this key licensed property with the Company's ability to design and produce action figures, role playing toys, and games, as well as its ability to launch an integrated marketing campaign to promote the product globally, was the key to this line's success. While sales of product related to this license performed well in the first two quarters of 2006, they were lower than the first two quarters of 2005 and are expected to be lower for the full year 2006 than 2005 since there is no movie release in 2006.

While the Company's strategy has continued to focus on growing its core brands and developing innovative, new products, it will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In the first quarter of 2006, the Company announced that it had entered into a license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively "Marvel") to produce toys and games based on Marvel’s portfolio of characters.  While gross profits of theatrical entertainment-based products are generally higher than many of the Company's other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm's STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profit made on these products.

The Company's strategy in the last several years has also involved reducing fixed costs and increasing operating margins. With a strong balance sheet, and having achieved a debt to capitalization ratio of between 25-30%, the Company will continue to evaluate acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. Additionally, in July 2006, the Company's Board of Directors (the "Board') authorized the repurchase of an additional $350,000 in common stock. The Board had previously authorized $350,000 in May 2005 for the repurchase of common stock, of which the total cost of repurchases through July 2, 2006, including commissions, totaled $334,270. The Company intends to continue repurchasing shares subject to market conditions.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

SUMMARY

---------------

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the fiscal quarters and six months ended July 2, 2006 and June 26, 2005.

	Quarter		Six Months
	2006	2005	2006	2005
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.9	39.3	39.8	38.0
	------------	------------	------------	------------
Gross profit	60.1	60.7	60.2	62.0
Amortization	3.6	4.7	3.8	5.0
Royalties	5.7	8.9	5.6	8.9
Research and product development	7.5	6.4	7.8	6.6
Advertising	11.5	11.3	11.6	11.6
Selling, distribution and administration	27.9	24.7	29.5	27.1
	------------	------------	------------	------------
Operating profit	3.9	4.7	1.9	2.8
Interest expense	1.3	1.3	1.4	1.5
Interest income	(1.2)	(1.0)	(1.3)	(1.4)
Other (income) expense, net	(2.3)	(1.3)	(0.9)	(0.2)
	------------	------------	------------	------------
Earnings before income taxes	6.1	5.7	2.7	2.9
Income taxes	1.0	0.6	0.5	0.4
	------------	------------	------------	------------
Net earnings	5.1%	5.1%	2.2%	2.5%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The six months ended July 2, 2006 was a twenty-seven week period while the six months ended June 26, 2005 was a twenty-six week period. The quarters ended July 2, 2006 and June 26, 2005 were both thirteen week periods. Net earnings for the quarter and six months ended July 2, 2006 were $27,088 and $22,189, respectively, compared with net earnings of $29,454 and $25,741 for the respective periods of 2005. Basic earnings per share for the quarter and six months ended July 2, 2006 were $0.16 and $0.13 compared with basic earnings per share of $0.17 and $0.14 for the respective periods in 2005. Diluted earnings per share were $0.07 and $0.06 for the quarter and six months ended July 2, 2006, compared with diluted earnings per share of $0.13 for both of the respective periods in 2005. On December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which required that the Company measure all stock-based compensation awards using a fair value method and record such expense in its financial statements. The Company adopted this statement using the modified prospective method. Under this adoption method, the Company is recording expense related to stock option awards that were unvested as of the date of adoption as well as all awards made after the date of adoption.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The adoption of this statement resulted in total expense, net of tax, of $2,500 and $6,576 for the quarter and six months ended July 2, 2006, respectively.

Consolidated net revenues for the quarter ended July 2, 2006 decreased 8% to $527,764 compared with $572,388 for the quarter ended June 26, 2005. For the six months ended July 2, 2006, consolidated net revenues were $995,945 compared to $1,027,332 for the six months ended June 26, 2005, a decrease of 3%. Consolidated net revenues were negatively impacted by foreign currency translation in the amount of $500 and $9,200 for the quarter and six months ended July 2, 2006, respectively, as the result of the stronger U.S. dollar in 2006. Operating profit for the quarter ended July 2, 2006 was $20,599 compared to $27,120 in the second quarter of 2005. Operating profit for the 2006 six-month period was $18,473 compared to an operating profit of $28,660 for the six-month period of 2005. Most of the Company's revenues and operating earnings are derived from its two principal segments: the North American segment and the International segment, which are discussed in detail below. The following table presents net revenues and operating profit (loss) data for the Company's two principal segments for the quarter and six months ending July 2, 2006 and June 26, 2005.  2005 results have been reclassified to conform to the Company's new operating segment structure. The operating profit (loss) for 2005 for each of these segments have been adjusted to include the impact of expense related to stock options as disclosed under SFAS 123, consistent with the Company's management reporting. See footnote 7 to the consolidated financial statements for further details.

	Quarter			Six Months
			%			%
	2006	2005	Change	2006	2005	Change
	------------	------------	----------	-------------	------------	----------
Net Revenues
North American segment	$361,956	387,959	(7%)	672,260	676,635	(1%)
International segment	153,244	172,534	(11%)	298,735	325,622	(8%)

Operating Profit (Loss)
North American segment	$ 30,402	25,374	20%	35,172	30,011	17%
International segment	(8,093)	1,239	(753%)	(16,416)	(6,634)	(147%)

NORTH AMERICAN SEGMENT
The North American segment net revenues for the quarter ended July 2, 2006 decreased 7% to $361,956 from $387,959 for the quarter ended June 26, 2005.  Net revenues for the six months ended July 2, 2006 decreased 1% to $672,260 from $676,635 for the six months ended June 26, 2005. The decrease for both the quarter and six-month period was primarily due to anticipated decreased shipments of STAR WARS products. Shipments of STAR WARS products for the quarter and six months ended July 2, 2006, were approximately $50,200 and $90,900, respectively, versus $97,900 and $182,900 for the comparable periods in 2005. The Company had significant sales of STAR WARS products in 2005 related to the May 2005 theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH and the subsequent DVD release in the fourth quarter of 2005. The Company expects revenues from the sales of STAR WARS products in 2006 to be significantly lower than 2005.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Sales for the quarter were also negatively impacted to a lesser extent by decreased shipments of FURREAL FRIENDS and NOW products.  These decreases were partially offset by higher shipments of LITTLEST PET SHOP products and to a lesser extent, increased sales in a number of the Company's core products including PLAYSKOOL, NERF and MAGIC: THE GATHERING.

The North American segment had an operating profit of $30,402 for the quarter ended July 2, 2006 compared to $25,374 for the quarter ended June 26, 2005. For the six months ended July 2, 2006, the North American segment had an operating profit of $35,172 compared to $30,011 for the six months ended June 26, 2005.  Decreases in gross profit as a result of the decrease in sales were more than offset by lower royalty expense and amortization of product rights as the result of decreased sales of licensed products, primarily STAR WARS products. Sales of products related to entertainment-based properties, such as STAR WARS, typically carry a higher gross margin but also carry a higher rate of royalties with the resulting operating profit generally not as high as it is for revenues derived from the sale of Company owned or Company-controlled brands. The results for the six months ended July 2, 2006 were also impacted by one extra week in the six month period ended July 2, 2006 versus the six month period ended June 26, 2005. The quarters ended July 2, 2006 and June 26, 2005 were both thirteen week periods.

INTERNATIONAL
International segment net revenues decreased by 11% to $153,244 for the quarter ended July 2, 2006 from $172,534 for the quarter ended June 26, 2005. Net revenues for the six months ended July 2, 2006 decreased 8% to $298,735 from $325,622 for the six months ended June 26, 2005. For the quarter and six months ended July 2, 2006, International segment net revenues were negatively impacted by currency translation of approximately $1,300 and $11,700, respectively, as the result of the stronger U.S. dollar. Excluding the negative impact of foreign exchange, the decrease in local currency revenue for the quarter and six-month period was primarily the result of decreased sales of STAR WARS products and, to a lesser extent, decreased sales of DUEL MASTERS products. These decreases were partially offset by increased sales of B-DAMAN and LITTLEST PET SHOP products as well as sales related to the reintroduction of FURBY products. Sales of STAR WARS products for the quarter and six months ended were approximately $11,500 and $22,000, respectively, versus $48,600 and $64,300 for the comparable periods of 2005.

The International segment had an operating loss of $8,093 for the quarter ended July 2, 2006, compared to an operating profit of $1,239 for the quarter ended June 26, 2005. Operating loss for the six months ended July 2, 2006 increased to $16,416 from a loss of $6,634 for the six months ended June 26, 2005. Although the stronger U.S. dollar did not materially impact the International segment for the quarter ended July 2, 2006, it did have a net favorable translation impact of approximately $1,000 for the six months ended July 2, 2006.  The decrease in operating profit was primarily due to decreased gross profit as the result of lower net revenues. The decrease in gross profit was partially offset by decreased amortization expense resulting from decreased sales of STAR WARS products. Anticipated decreases in royalty expense as a result of the decreased sales of STAR WARS products were partially offset by increased royalty expense as a result of increased sales of other licensed products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

GROSS PROFIT
-----------------------
The Company's gross profit margin decreased to 60.1% for the quarter ended July 2, 2006 from 60.7% for the quarter ended June 26, 2005 while gross margin for the six months ended July 2, 2006 decreased to 60.2% from 62.0% in the comparable period of 2005. The decrease was due to changes in product mix, primarily due to the decreased sales of STAR WARS products, which tend to have a higher gross margin. To a lesser extent, gross margins in 2006 were negatively impacted by lower royalty income in the first six months of 2006 compared to the first six months of 2005.  The Company anticipates lower gross margins in 2006 due to the significant STAR WARS product revenues in 2005 in connection with the theatrical and DVD releases of STAR WARS EPISODE III: REVENGE OF THE SITH. However, the Company also expects that the decrease in gross margins attributable to STAR WARS product revenues will be partially offset by decreased royalty expense relating to these sales as well as decreased amortization of related product rights. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and six-month periods ended July 2, 2006 and June 26, 2005.

	Quarter -----------		Six Months ------------------
	2006	2005	2006	2005
	-----------	----------	------------	----------
Amortization	3.6%	4.7%	3.8%	5.0%
Royalties	5.7	8.9	5.6	8.9
Research and product development	7.5	6.4	7.8	6.6
Advertising	11.5	11.3	11.6	11.6
Selling, distribution and administration	27.9	24.7	29.5	27.1

For the quarter and six-month period, amortization expense decreased in dollars and as a percentage of net revenues. Amortization expense of $19,140, or 3.6% of net revenues in the second quarter of 2006, compared with $26,930, or 4.7% of net revenues in the second quarter of 2005.  For the six months ended July 2, 2006, amortization expense was $37,392, or 3.8% of net revenues compared with $51,685, or 5.0% of net revenues for the six months ended June 26, 2005. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in the quarter and six months ended July 2, 2006 relates to decreased amortization of the product rights related to STAR WARS as a result of decreased sales of STAR WARS products. The Company expects amortization expense to continue to be lower in 2006 compared to 2005 due to the anticipated decreased product revenues from STAR WARS products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

 (Thousands of Dollars Except Per Share Data)

Royalty expense for the quarter ended July 2, 2006 decreased to $30,200, or 5.7% of net revenues from $50,795, or 8.9% of net revenues in the second quarter of 2005.  Royalty expense for the six months ended July 2, 2006 decreased to $56,190, or 5.6% of net revenues from $91,667, or 8.9% of net revenues for the six months ended June 26, 2005. The decrease is primarily due to decreased sales of entertainment-based products, primarily related to STAR WARS. As noted above, the Company expects a lower level of royalties in 2006 compared to 2005 as a result of an anticipated decrease in sales of STAR WARS products.

Investment in research and product development is an important component of the Company's strategy to grow core brands and to create new and innovative toy and game products. Research and product development expenses for the quarter ended July 2, 2006 increased to $39,606, or 7.5% of net revenues from $36,514 or 6.4% of net revenues for the quarter ended June 26, 2005. These expenses increased to $77,770 or 7.8% of net revenues for the six months ended July 2, 2006 from $67,555 or 6.6% of net revenues for the six months ended June 26, 2005. The increase reflects investments in products related to the Company's license agreement with Marvel as well as the increased technology of many of the Company's products as it continues to invest in new innovative electronic products.

For the quarter, advertising expense decreased in dollars to $60,466 in 2006 from $64,974 in 2005, but remained consistent as a percentage of net revenues at 11.5% in 2006 and 11.3% in 2005. For the six months ended July 2, 2006, advertising expense decreased in dollars to $115,320 from $119,164 for the six months ended June 26, 2005, but remained constant as a percentage of net revenues at 11.6% in both 2006 and 2005.

For the quarter ended July 2, 2006, the Company's selling, distribution and administration expenses increased to $147,384, or 27.9% of net revenues, from $141,289, or 24.7% of net revenues, for the quarter ended June 26, 2005.  For the six months ended July 2, 2006, these expenses increased to $294,339, or 29.5% of net revenues, from $277,860 or 27.1% of net revenues in 2005. Of the increases in the quarter and six months ended July 2, 2006, $3,458 and $9,278, respectively, reflects the Company's adoption in 2006 of SFAS 123R which requires the Company to record expense related to any unvested stock options as of the beginning of the year as well as any future stock option grants. The increase for the six months ended July 2, 2006 also reflects the additional week in this fiscal period versus the comparable period in 2005.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the second quarter of 2006 was $6,812 compared with $7,649 in the second quarter of 2005. For the six months ended July 2, 2006 interest expense decreased to $13,938 from $15,380 in 2005. For the quarter and six months ended July 2, 2006, decreases resulting from lower levels of debt were partially offset by increased interest expense as the result of higher interest rates.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Interest income for the quarter ended July 2, 2006 was $6,244 compared to $5,744 in 2005. Interest income for the six months ended July 2, 2006 was $13,577 compared to $14,413 in 2005. Interest income for the six months ended June 26, 2005 includes $4,140 related to an IRS tax settlement. Excluding this one-time settlement, the increases for the quarter and six months ended July 2, 2006 represent higher returns on invested cash and short-term investments in 2006 partially offset by lower average cash balances available for investment.

Other income, net, amounted to $12,471 for the second quarter of 2006, which compares to $7,475 for the quarter ended June 26, 2005.  For the six-month periods, other income, net was $8,937 in 2006 compared to $1,772 in 2005. Other income for the second quarter and six months ended July 2, 2006 includes non-cash income of $15,270 and $11,940, respectively, related to the decrease in the fair value of certain warrants required to be classified as a liability. These amounts compare to non-cash income of $5,730 and $760 for the quarter and six months ended June 26, 2005, respectively. These warrants are required to be adjusted to their fair value each quarter through earnings.  The fair value of these warrants is primarily affected by the Company's stock price, but is also affected by the Company's stock price volatility, dividends, and the risk-free interest rates. Assuming the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings if the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical change in the Company's stock price to $20.00 per share at July 2, 2006 from its actual price of $18.11 per share on that date, the Company would have recognized non-cash income of approximately $6,820 and $3,490, rather than non-cash income of $15,270 and $11,940, for the quarter and six months ended July 2, 2006, respectively, to adjust the warrants to their fair value at July 2, 2006.

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in the second quarter of 2006 was 16.7%, and for the six months was 18.0%, compared to 9.9% and 12.6% in the comparable periods of 2005. Absent the effect of certain non-taxable items, primarily the adjustment of certain warrants to their fair value described above, the 2006 second quarter rate would have been 27.3% and the six months tax rate would have been 27.4%. Income tax expense for the quarter and six months ended June 26, 2005 has been reduced by approximately $4 million, due primarily to the completion of an Internal Revenue Service examination of tax years ended in December 2001.

The income tax rate for the full year 2005 was 31.8%. In addition to the adjustment of certain warrants to their fair value, the 2005 full year tax rate was also impacted by the repatriation of foreign earnings pursuant to the special incentive provided by the American Jobs Creation Act of 2004 as well as the reduction of income tax expense noted above. Absent the effect of these items, the 2005 full year tax rate would have been 24.9%.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The increase in the adjusted rate from the full year 2005 of 24.9% to the first six months of 2006 adjusted rate of 27.4% is primarily due to the expected increase in earnings from jurisdictions with higher statutory tax rates.

OTHER INFORMATION
---------------------------------
The Company's revenue pattern continues to show the second half of the year and within that half, the fourth quarter, to be increasingly more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. In addition, the bankruptcy, restructuring, or other lack of success of one of the Company's significant retail customers could negatively impact the Company's future revenues. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The strategy of larger mass market retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.  Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales.  At July 2, 2006 and June 26, 2005, the Company's unshipped orders were approximately $576,400 and $527,600, respectively.

In January 2006, the Company entered into a five-year license arrangement with Marvel to develop products based on certain Marvel properties. A selection of these products will be available for retail sale during the 2006 holiday season, with the majority available for retail sale beginning January 1, 2007. The arrangement requires the Company to make guaranteed minimum payments in the amount of $215,000 with $105,000 paid in February 2006. Of the remaining payments, $70,000 is expected to be paid in 2007 upon the release of the motion picture SPIDER-MAN 3, $2,500 is expected to be paid in January 2008, $2,500 is expected to be paid in January 2009 and the remainder to be paid upon the release of the motion picture SPIDER-MAN 4, whose release date has yet to be determined. Certain of the future minimum guaranteed contractual royalty payments are contingent upon the theatrical release of the related entertainment property.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which applies to all tax positions accounted for under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to the Company as of January 1, 2007, the first day of fiscal 2007. The Company is in the process of evaluating FIN 48 and the potential effect it will have on its financial position and results of operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2005, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its unsecured credit facilities. During 2006, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, using proceeds from the accounts receivable securitization program and borrowings under its available lines of credit.  The Company believes that the funds available to it, including cash it expects to generate from operations, and funds available through its securitization program and other available lines of credit are adequate to meet its needs for 2006. However, unforeseen circumstances in the toy or game industry, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results of the Company, which could result in the Company being non-compliant with covenants under its revolving credit facility and/or receivable securitization program. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most likely require supplemental borrowings to enable the Company to continue to fund its operations.  Also, non-compliance with covenants under its accounts receivable securitization program could result in the Company being unable to utilize this program. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable that would prevent the Company from being able to fully utilize its receivables securitization program.  The Company has been and expects to continue to be in compliance with its borrowing and securitization financial covenants during 2006.

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

Cash flows utilized by operating activities were $88,440 for the six months ended July 2, 2006 compared to cash provided of $17,992 for the six months ended June 26, 2005. Cash flows from operations in 2006 were negatively impacted by the royalty guarantee payment of $105,000 made to Marvel in connection with the new license agreement signed in the first quarter of 2006 and pension plan contributions of approximately $36,900. Of the $105,000 payment to Marvel, $62,875 is classified as long-term and is reflected in the consolidated statement of cash flows in other operating activities while the remainder was recorded to prepaid expenses and is reflected in the statement of cash flows as an increase to prepaid expenses. 2005 cash flows from operations included a $35,000 advance royalty payment made in connection with the release of STAR WARS EPISODE III: REVENGE OF THE SITH. Cash flows from operations for 2005 were also positively impacted by higher non-cash expenses in 2005, including amortization expense, as a result of the increased sales of STAR WARS products as well as the utilization of prepaid royalty amounts related to increased sales of STAR WARS products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Accounts receivable were $290,480 at July 2, 2006 compared to $348,200 at June 26, 2005. This decrease is primarily due to the higher sales in the second quarter of 2005 related to the STAR WARS release. Days sales outstanding decreased to 50 days in 2006 from 55 days in 2005.  Inventories remained consistent at $258,500 at July 2, 2006 compared to $262,471 at June 26, 2005. Prepaid expenses were $133,719 at July 2, 2006 compared to $116,680 at June 26, 2005. The increase was largely the result of the royalty advance paid to Marvel in the first quarter of 2006 partly offset by utilization of prepaid royalties, primarily STAR WARS royalties. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. With respect to the Marvel and STAR WARS licenses, the Company has prepaid royalties recorded in both current and non-current assets. Each reporting period, the Company reflects as current prepaid assets the amount of royalties it expects to reflect in operations in the upcoming twelve months. In periods prior to a major movie release such as with STAR WARS in the first quarter of 2005, larger amounts will be reclassified from non-current to current in anticipation of higher sales during the periods surrounding the release. Accounts payable and accrued expenses increased slightly to $629,736 at July 2, 2006 from $624,674 at June 26, 2005. The decrease in the value of warrants required to be classified as a liability as a result of the decline in the Company's stock price was more than offset by increases in other accrued expenses, primarily relating to treasury share repurchases that were made at the end of the quarter but had not settled as of July 2, 2006 and increased accrued dividends due to the increase in the dividend rate over the comparable amount of the prior period.

Collectively, property, plant and equipment and other assets at July 2, 2006 decreased $68,280 from June 26, 2005. The decrease is primarily due to amortization of intangibles in the first half of 2006 and the second half of 2005. Decreases from amortization were partially offset by increases in long-term prepaid royalties. The increase in long-term prepaid royalties as a result of the $62,875 long-term portion of the $105,000 Marvel payment made in the first quarter of 2006 was partially offset by a decrease in the long-term portion of prepaid royalties related to the STAR WARS license. The Company made a royalty advance in the second quarter of 2005 of $35,000 in connection with the theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH.

Net (borrowings) cash (cash and cash equivalents less short-term borrowings, current portion of long-term debt, and long-term debt) decreased to $(87,289) at July 2, 2006 from $27,095 at June 26, 2005. This decrease is primarily due to the Company investing certain amounts of available cash in auction rate securities, which are classified as short-term investments on the balance sheet. At July 2, 2006, the Company had $72,625 invested in these securities. The decrease also reflects the Company's $350,000 share repurchase program which was approved by its Board of Directors in May 2005. Under this plan, the Company repurchased 16,898 shares through July 2, 2006 at a total cost of $334,270. Of these repurchases, 16,538 shares were purchased in the final two quarters of 2005 and the first half of 2006 at a total cost of $326,929. In July 2006, an additional $350,000 was authorized by the Company's Board of Directors to continue to repurchase shares of its common stock.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Cash flows utilized by investing activities were $101,887 in 2006 versus $64,407 in 2005. The increase primarily reflects the net purchases of $72,625 of short-term investments in 2006. Cash utilized by investing activities in 2005 includes the Company's reacquisition of its digital gaming rights for all of its owned or controlled properties that it had originally licensed to Infogrames Entertainment SA in connection with the sale of its interactive business in December 2000. The Company paid $65,000 in cash to reacquire these rights, which were recorded to other intangibles. Cash utilized by investing activities in 2005 were also positively impacted from proceeds from the sale of the Company's manufacturing facility in Spain during the second quarter of 2005.

Cash flows utilized by financing activities were $336,112 in 2006 versus $36,055 in 2005. This primarily reflects an increase in share repurchases as described above. Cash utilized for purchases of common stock were $279,631 in 2006 versus $7,341 in 2005. To a lesser extent, the increase in cash utilized by financing activities is also due to higher long-term debt repayments in 2006 and increased dividends paid as a result of the increase in the quarterly dividend rate to $.12 per share in 2006 from $.09 per share in 2005. Cash proceeds from the exercise of stock options decreased to $14,967 in 2006 from $23,607 in 2005 as a result of lower amounts of exercises attributable to the decrease in the Company's stock price.

Prior to June 2006, the Company had an amended and restated credit agreement, which provided it with an unsecured revolving credit facility of $350,000 and was scheduled to mature in March 2007. The Company was not required to maintain compensating balances under the agreement.  The amended and restated agreement contained certain restrictive covenants setting forth minimum cash flow and coverage requirements, and a number of other limitations, including with respect to capital expenditures, investments, acquisitions, share repurchases and dividend payments.  In June 2006, the Company entered into a new five-year revolving credit agreement (the "Agreement") which replaces the above amended and restated credit agreement. The Agreement provides the Company with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50 million, up to a total committed facility of $500,000.  The Company is not required to maintain compensating balances under the agreement.  The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness.  The Company was in compliance with all covenants as of and for the quarter ended July 2, 2006.  The Company had no borrowings outstanding under its committed revolving credit facility at July 2, 2006. The Company also has other uncommitted lines from various banks, of which approximately $27,523 was utilized at July 2, 2006. Amounts available and unused under the committed line at July 2, 2006 were approximately $296,257.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  The program provides the Company with a cost-effective source of working capital. Based on the amount of eligible accounts receivable as of July 2, 2006, the Company had availability under this program to sell approximately $89,700, all of which was utilized.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company had letters of credit of approximately $19,953 and purchase commitments of $340,503 outstanding at July 2, 2006. In February 2006, the Company amended its license arrangement with Marvel to add additional toy lines. As a result of this amendment, the guaranteed minimum payments of $205,000 previously disclosed in the Company's report on Form 10-K increased by $10,000, of which $5,000 was paid in February 2006, $2,500 is expected to be paid in January 2008 and $2,500 is expected to be paid in January 2009. In addition, the Company contributed approximately $36,900 to its pension plans in the first two quarters of 2006 which was higher than the amount expected and disclosed in the Company's report on Form 10-K. The Company expects its total contributions to its defined benefit pension plans in 2006 to be approximately $40,000. Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 25, 2005, did not materially change outside of payments made in the normal course of business.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2005 and no impairment was indicated.  At July 2, 2006, the Company has goodwill and intangible assets with indefinite lives of $544,372 recorded on the balance sheet.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues.  Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge.  The estimation of discounted cash flows also requires the selection of an appropriate discount rate.  The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $497,869 at July 2, 2006. During 2006, there have been no impairment charges related to these intangible assets.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product.  If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required.  The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates.  Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties.  At July 2, 2006, the Company had $212,255 of prepaid royalties, $84,258 of which are included in prepaid expenses and other current assets and $127,997 which are included in other assets.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Based on this long-term corporate bond yield at September 30, 2005, the Company's measurement date for its pension assets and liabilities, the Company's discount rate for its domestic plans was 5.50% compared to a rate of 5.75% selected at September 30, 2004.  Pension expense for the Company's domestic plans in 2005 was based on a discount rate of 5.75%.  A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. For the Company's domestic plans, a decrease of .25% in the Company's 2005 discount rate would have increased 2005 annual pension expense and the projected benefit obligation by approximately $995 and $11,110, respectively. In accordance with Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore generally affect recognized expense and the recorded obligation in future periods.  Assets in the plan are valued on the basis of their fair market value on the measurement date.  In March 2006, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed FASB statement, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans", which would amend Statements of Financial Accounting Standards No. 87, 88, 106 and 132R. Under the proposed statement, the Company would recognize on its balance sheet actuarial gains and losses and prior service costs that have not yet been included in income as a reduction of equity through other comprehensive income and an increase to the accrued pension liability. In addition, the measurement date for plan assets and liabilities would be required to be the Company's fiscal year end. The proposed statement would be effective for the Company in the fourth quarter of 2006.  Until a final statement is issued, the Company cannot estimate the effect that this change in accounting would have on its consolidated balance sheet or statement of operations.

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

At July 2, 2006, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $494,983.  Also at July 2, 2006, the Company had fixed-for-floating interest rate swaps with notional amounts of $75,000.  The interest rate swaps are designed to adjust the amount of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt.  Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt.  At July 2, 2006, these contracts had a fair value of $(624), which was included in liabilities, with a corresponding fair value adjustment to decrease long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 2, 2006. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 2, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2006 4/3/06 - 4/30/06	2,400,000	$20.7130	2,400,000	$158,789,446
May 2006 5/1/06 – 6/4/06	3,929,500	$19.3457	3,929,500	$82,770,633
June 2006 6/5/06 - 7/2/06	3,658,200	$18.1876	3,658,200	$16,236,662
Total	9,987,700	$19.2501	9,987,700	$16,236,662

On May 19, 2005, the Company's Board of Directors authorized the repurchases of up to $350 million in common stock. This authorization replaced a prior authorization, dated December 6, 1999 of $500 million, which had $204.5 million remaining. Purchases of the Company's common stock may be made from time to time, subject to certain market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date. In July 2006, the Company utilized the remainder of the May 2005 authorization and its Board of Directors authorized the repurchase of up to an additional $350 million in common stock.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders on May 25, 2006 (the "Annual Meeting"), the Company's shareholders re-elected the following persons to the Board of Directors of the Company: Basil L. Anderson (160,036,820 votes for, 1,267,529 votes withheld), Alan R. Batkin (154,960,611 votes for, 6,343,737 votes withheld), Frank J. Biondi, Jr. (158,381,204 votes for, 2,923,145 votes withheld), John M. Connors, Jr. (160,291,246 votes for, 1,013,102 votes withheld), Michael W.O. Garrett (160,294,911 votes for, 1,009,438 votes withheld), E. Gordon Gee (158,838,160 votes for, 2,466,189 votes withheld), Jack M. Greenberg (160,031,307 votes for, 1,273,042 votes withheld), Alan G. Hassenfeld (156,824,634 votes for, 4,479,715 votes withheld), Claudine B. Malone (157,850,637 votes for, 3,453,712 votes withheld), Edward M. Philip (155,735,251 votes for, 5,569,098 votes withheld), Paula Stern (160,186,424 votes for, 1,117,925 votes withheld), and Alfred J. Verrecchia (160,029,950 votes for, 1,274,399 votes withheld).

At the Annual Meeting, the Company's shareholders also approved the ratification of the selection of KPMG LLP as the Company's independent auditor for the 2006 fiscal year by a vote of 152,991,151 votes for and 7,409,561 against, while 903,637 shares abstained.

Finally, at the Annual Meeting the Company's shareholders rejected the "Hasbro, Inc. – Global Human Rights Standards" shareholder proposal which requested that Hasbro commit itself to the implementation of a code of corporate conduct based on the International Labor Organization human rights standards and United Nations' Norms on the Responsibilities of Transnational Corporations with regard to Human Rights and commit to a program of outside, independent monitoring of compliance with those standards. This proposal was rejected by a vote of 119,541,680 against, 13,030,333 for, while 16,515,125 shares abstained and there were 12,217,210 broker non-votes.

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

4.5

First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

10.1

Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citibank, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)

10.2	Third Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan

12	Computation of Ratio of Earnings to Fixed Charges
Six Months and Quarter Ended July 2, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: August 7, 2006	By: /s/ David D.R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended July 2, 2006

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

4.5

First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

10.1

Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citibank, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)

10.2	Third Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter and Six Months Ended July 2, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.