Form 10-Q
period 2006-10-01
HASBRO INC
filed 2006-11-02
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes or No X

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 27, 2006 was 158,830,230.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	Oct. 1,	Sept. 25,	Dec. 25,
Assets	2006	2005	2005
	---------	---------	---------
Current assets
Cash and cash equivalents	$309,100	570,499	942,268
Accounts receivable, less allowance
for doubtful accounts of $32,400,
$36,700 and $29,800	679,363	681,469	523,232
Inventories	312,041	330,779	179,398
Deferred income taxes	96,019	96,321	103,209
Prepaid expenses	163,716	99,386	82,088
	--------------	--------------	--------------
Total current assets	1,560,239	1,778,454	1,830,195

Property, plant and equipment, net	163,767	160,392	164,045
	--------------	--------------	--------------

Other assets
Goodwill	468,821	467,572	467,061
Other intangibles, less accumulated amortization
of $644,400, $568,400 and $586,000	556,919	635,166	613,433
Other	213,031	230,056	226,409
	--------------	--------------	--------------
Total other assets	1,238,771	1,332,794	1,306,903
	--------------	--------------	--------------

Total assets	$2,962,777	3,271,640	3,301,143
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	Oct. 1,	Sept. 25,	Dec. 25,
Liabilities and Shareholders' Equity	2006	2005	2005
	---------	---------	---------
Current liabilities
Short-term borrowings	$11,596	13,854	14,676
Current portion of long-term debt	-	354,809	32,770
Accounts payable	188,510	179,031	152,468
Accrued liabilities	700,705	649,744	710,812
	--------------	--------------	--------------
Total current liabilities	900,811	1,197,438	910,726

Long-term debt, excluding current portion	494,989	246,480	495,619
Deferred liabilities	148,552	157,097	171,322
	--------------	--------------	--------------
Total liabilities	1,544,352	1,601,015	1,577,667
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	354,641	361,767	358,199
Deferred compensation	-	(38)	(24)
Retained earnings	1,931,503	1,790,715	1,869,007
Accumulated other comprehensive earnings	25,034	28,775	15,348
Treasury stock, at cost; 51,473,218 shares at
Oct. 1, 2006, 31,169,414 at Sept. 25, 2005
and 31,744,960 at December 25, 2005	(997,600)	(615,441)	(623,901)
	--------------	--------------	--------------
Total shareholders' equity	1,418,425	1,670,625	1,723,476
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$2,962,777	3,271,640	3,301,143
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter		Nine Months
	-----------------------------------		------------------------------------
	Thirteen	Thirteen	Forty	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	Oct. 1, 2006	Sept. 25, 2005	Oct. 1, 2006	Sept. 25, 2005
	-------------------	------------------	-------------------	-------------------
Net revenues	$1,039,138	988,052	2,035,083	2,015,384
Cost of sales	461,511	444,775	857,972	835,516
	------------	------------	-------------	-------------
Gross profit	577,627	543,277	1,177,111	1,179,868
	------------	------------	-------------	-------------
Expenses
Amortization	20,504	28,167	57,896	79,852
Royalties	51,350	66,539	107,540	158,206
Research and product development	44,445	39,387	122,215	106,942
Advertising	126,829	118,845	242,149	238,009
Selling, distribution and administration	169,302	162,061	463,641	439,921
	------------	------------	-------------	-------------
Total expenses	412,430	414,999	993,441	1,022,930
	------------	------------	-------------	-------------
Operating profit	165,197	128,278	183,670	156,938
	------------	------------	-------------	-------------
Nonoperating (income) expense
Interest expense	6,158	7,816	20,096	23,196
Interest income	(4,316)	(5,226)	(17,893)	(19,639)
Other expense (income), net	19,479	(638)	10,542	(2,410)
	------------	------------	-------------	-------------
Total nonoperating expense	21,321	1,952	12,745	1,147
	------------	------------	-------------	-------------
Earnings before income taxes	143,876	126,326	170,925	155,791
Income taxes	44,292	34,263	49,152	37,987
	------------	------------	-------------	-------------
Net earnings	$99,584	92,063	121,773	117,804
	=======	=======	=======	=======

Net earnings per common share
Basic	$.62	.51	.72	.66
	=======	=======	=======	=======
Diluted	$.58	.47	.68	.61
	=======	=======	=======	=======
Cash dividends declared per
common share	$.12	.09	.36	.27
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Nine Months
	--------------------------------------
	Forty	Thirty-Nine
	Weeks Ended	Weeks Ended
	Oct. 1, 2006	Sept. 25, 2005
	-------------------	------------------
Cash flows from operating activities
Net earnings	$121,773	117,804
Adjustments to reconcile net earnings to net cash
utilized by operating activities:
Depreciation and amortization of plant and equipment	53,971	57,525
Other amortization	57,896	79,852
Loss on impairment of investment	2,629	-
Change in fair value of liabilities potentially settleable
in common stock	7,820	(1,330)
Deferred income taxes	9,725	(11,505)
Stock-based compensation	16,788	60
Excess tax benefits from stock-based compensation	(2,200)	-
Change in operating assets and liabilities (other
than cash and cash equivalents):
Increase in accounts receivable	(149,214)	(116,790)
Increase in inventories	(129,905)	(139,504)
(Increase) decrease in prepaid expenses and other current assets	(29,992)	44,972
Increase (decrease) in accounts payable and accrued liabilities	3,301	(4,818)
Other, including long-term portion of royalty advances	(63,428)	(30,830)
	------------	------------
Net cash utilized by operating activities	(100,836)	(4,564)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(52,753)	(45,604)
Investments and acquisitions	-	(79,109)
Proceeds from sale of property, plant and equipment	1,150	32,950
Purchases of short-term investments	(941,120)	-
Sales of short-term investments	941,120	-
Other	(1,895)	91
	------------	------------
Net cash utilized by investing activities	(53,498)	(91,672)
	------------	------------
Cash flows from financing activities
Repayments of borrowings with original
maturities of more than three months	(32,743)	(21,329)
Net repayments of other short-term borrowings	(2,480)	(4,154)
Purchases of common stock	(412,207)	(31,777)
Stock option transactions	21,106	41,529
Excess tax benefits from stock-based compensation	2,200	-
Dividends paid	(56,133)	(42,860)
	------------	------------
Net cash utilized by financing activities	(480,257)	(58,591)
	------------	------------
Effect of exchange rate changes on cash	1,423	324
	------------	------------
Decrease in cash and cash equivalents	(633,168)	(154,503)
Cash and cash equivalents at beginning of year	942,268	725,002
	------------	------------
Cash and cash equivalents at end of period	$309,100	570,499
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Nine Months
	------------------------------------
	Forty	Thirty-Nine
	Weeks Ended	Weeks Ended
	Oct. 1, 2006	Sept. 25, 2005
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$21,379	25,630
Income taxes	$58,477	12,903

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter		Nine Months
	-----------------------------------		------------------------------------
	Thirteen	Thirteen	Forty	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	Oct. 1, 2006	Sept. 25, 2005	Oct. 1, 2006	Sept. 25, 2005
	-------------------	------------------	-------------------	-------------------
Net earnings	$99,584	92,063	121,773	117,804
Other comprehensive earnings (loss)	(997)	(7,091)	9,686	(53,613)
	----------	----------	----------	----------
Total comprehensive earnings	$98,587	84,972	131,459	64,191
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 1, 2006 and September 25, 2005, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The nine months ended October 1, 2006 was a forty week period while the nine months ended September 25, 2005 was a thirty-nine week period. The quarters ended October 1, 2006 and September 25, 2005 were both thirteen week periods.

The results of operations for the quarter ended October 1, 2006 are not necessarily indicative of results to be expected for the full year.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Earnings per share data for the fiscal quarters and nine months ended October 1, 2006 and September 25, 2005 were computed as follows:

	2006		2005
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic --------	Diluted -------
Net earnings	$ 99,584	99,584	92,063	92,063
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	-	-	(570)
Interest expense on contingent convertible
debentures due 2021	-	1,066	-	1,066
	------------	------------	------------	------------
Adjusted net earnings	$ 99,584	100,650	92,063	92,559
	=======	=======	=======	=======

Average shares outstanding	161,303	161,303	178,931	178,931
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	-	-	5,243
Contingent convertible debentures
due 2021	-	11,574	-	11,574
Options and warrants	-	1,830	-	2,544
	------------	------------	------------	------------
Equivalent shares	161,303	174,707	178,931	198,292
	=======	=======	=======	=======

Net earnings per share	$ .62	.58	.51	.47
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2006		2005
	-----------------		-----------------
Nine Months -----------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$121,773	121,773	117,804	117,804
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	-	-	(1,330)
Interest expense on contingent convertible
debentures due 2021	-	3,197	-	3,197
	------------	------------	------------	------------
Adjusted net earnings	$121,773	124,970	117,804	119,671
	=======	=======	=======	=======

Average shares outstanding	169,519	169,519	178,386	178,386
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	-	-	5,320
Contingent convertible debentures
due 2021	-	11,574	-	11,574
Options and warrants	-	1,886	-	2,340
	------------	------------	------------	------------
Equivalent shares	169,519	182,979	178,386	197,620
	=======	=======	=======	=======

Net earnings per share	$ .72	.68	.66	.61
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. For the quarter and nine months ended October 1, 2006, the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability. Accordingly, the shares issuable under this contract are not included in the denominator and there is no adjustment to earnings to exclude the expense included therein related to the fair market value adjustment. For the quarters and nine months ended September 25, 2005, the warrants had a more dilutive impact on earnings per share assuming they were treated as an equity contract. Accordingly, for the diluted earnings per share calculation for these periods, the numerator includes an adjustment to earnings to exclude the income included therein related to the fair market value adjustment and the denominator includes an adjustment to include the shares issuable under contract.

For the quarter and nine months ended October 1, 2006 and September 25, 2005, the effect of the Company's contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Options and warrants to acquire shares totaling 7,733 at October 1, 2006 and 2,929 at September 25, 2005, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3)  During 2006, the Company has invested in auction rate securities, which were recorded as short-term investments on the consolidated balance sheet. These securities were accounted for as an available-for-sale security and were reflected at par value, which approximated fair value. At October 1, 2006, there were no investments in auction rate securities. For the nine months ended October 1, 2006, the Company had purchased $941,120 of these securities, all of which were sold during the period.

(4)  Hasbro has reserved 23,464 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the "plans"). These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards in addition to options. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock grants, shares are issued out of available treasury shares. Additionally, the Company has reserved 17,450 shares of its common stock for issuance upon exercise of outstanding warrants.

The Company on occasion will issue restricted stock and grant deferred restricted stock units to certain key employees. In the first quarter of 2006, the Company issued restricted stock of 20 shares. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company.  These awards are valued at the market value at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally 3 years.  Amortization of unearned compensation expense relating to the outstanding restricted stock and deferred restricted stock was $35 and $14 in the quarters ended October 1, 2006 and September 25, 2005, respectively, and $123 and $60 for the nine months ended October 1, 2006 and September 25, 2005, respectively. At October 1, 2006, the amount of total unrecognized compensation cost related to restricted stock is $329 and the weighted average period over which this will be expensed is 27.5 months.

In July 2006, as part of its annual equity grant to executive officers and certain other employees, the Company's Board of Directors approved the issuance of contingent stock performance awards (the "Stock Performance Awards"), which provide the recipients with the ability to earn shares of the Company's Common Stock based on the Company's achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over a ten quarter period beginning July 3, 2006 and ending December 28, 2008. Each Stock Performance Award has a target number of shares of Common Stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. If the Company achieves 100% of the stated targets, it would expect to issue 752 shares under these awards.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

During the third quarter of 2006, the Company recognized $1,016 of expense relating to these awards. If minimum targets, as detailed under the award, are not met, no additional compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards were valued at the market value at the date of grant and are being amortized over the 10 quarter period from July 3, 2006 through December 28, 2008. The weighted average grant-date fair value of each Stock Performance Awards was $18.90. There have been no forfeitures of these awards at October 1, 2006. At October 1, 2006, the amount of total unrecognized compensation cost related to these awards is approximately $12,813 and the weighted average period over which this will be expensed is 27 months.

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

Total compensation expense related to stock options and the stock performance awards recognized under SFAS 123R for the quarter and nine months ended October 1, 2006 was $5,702 and $15,676, respectively, and was recorded as follows:

	Quarter Ended Oct. 1, 2006 ------------------	Nine Months Ended Oct. 1, 2006 -----------------
Cost of sales	$ 81	226
Research and product development	351	902
Selling, distribution and administration	5,270	14,548
	--------	----------
	5,702	15,676
Income taxes	1,848	5,246
	--------	----------
	$ 3,854	10,430
	=====	======

Pro forma information for the third quarter and nine months ended September 25, 2005 regarding net earnings as required by SFAS No. 123, “Accounting for Stock-Based Compensation” determined as if the Company had accounted for its stock options under the fair value method is as follows:

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended Sept. 25, 2005 ------------	Nine Months Ended Sept. 25, 2005 -------------
Reported net earnings	$ 92,063	117,804
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	9	38
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,110)	(11,075)
	------------	------------
Pro forma compensation expense, net of tax	(4,101)	(11,037)
	------------	------------
Pro forma net earnings	$ 87,962	106,767
	=======	=======

Reported net earnings per share
Basic	$ .51	.66
	=======	=======
Diluted	$ .47	.61
	=======	=======
Pro forma net earnings per share
Basic	$ .49	.60
	=======	=======
Diluted	$ .45	.55
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information with respect to stock options for the nine months ended October 1, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	-------------	----------	----------------	--------------
Outstanding at beginning of year	20,443	$19.04
Granted	3,126	18.83
Exercised	(1,419)	15.04
Expired or canceled	(540)	25.34
	------------
Outstanding at end of quarter	21,610	19.12	5.39 years	$86,353
	=======
Exercisable at end of quarter	15,129	19.01	4.85 years	$76,572
	=======

The Company uses the Black-Scholes valuation model in determining fair value of stock-based awards. The weighted average fair value of options granted in 2006 and the fiscal year 2005 were $4.26 and $5.41, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the nine months ended October 1, 2006 and the fiscal year 2005, respectively:

	2006	2005
Risk-free interest rate	4.98%	3.84%
Expected dividend yield	2.55%	1.75%
Expected volatility	24%	29%
Expected option life	5 years	5 years

The intrinsic value, which represents the difference between the fair market value on the date of exercise and the exercise price of the option, of the 1,419 options exercised during the nine months ended October 1, 2006 was $7,996.

In addition to the above, the Company currently has 17,450 warrants outstanding and exercisable at October 1, 2006, which have a weighted average exercise price, weighted average remaining life and intrinsic value at October 1, 2006 of $20.11, 11.71 years, and $49,599, respectively.

At October 1, 2006, the amount of total unrecognized compensation cost related to stock options is $25,048 and the weighted average period over which this will be expensed is 23.3 months.

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

(5)   Other comprehensive earnings (loss) for the quarter and nine months ended October 1, 2006 and September 25, 2005 consist of the following:

	Quarter Ended		Nine Months Ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2006	2005	2006	2005
	---------	---------	---------	---------
Foreign currency translation adjustments	$(492)	(1,900)	15,609	(57,507)
Changes in value of available-for-sale securities, net of tax	(127)	(909)	(4,249)	2,295
Losses on cash flow hedging activities, net of tax	(905)	(4,061)	(4,572)	(530)
Reclassifications to earnings, net of tax	527	(221)	2,898	2,129
	----------	----------	----------	----------
Other comprehensive earnings (Ioss)	$(997)	(7,091)	9,686	(53,613)
	======	======	======	======

Reclassification adjustments from other comprehensive earnings to net earnings of $2,898 for the nine months ended October 1, 2006 includes an impairment charge of $2,629 relating to an other than temporary decrease in the value of the Company's investment in Infogrames SA common stock. The reclassification adjustments for the quarter and the remainder of the reclassification adjustments for the nine months ended October 1, 2006 as well as the reclassification adjustments for the quarter and nine months ended September 25, 2005 represent net (gains) losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales.  The losses on cash flow hedging derivatives for the quarter and nine months ended October 1, 2006 include losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $14 and $11. The losses on cash flow hedging derivatives for the quarter and nine months ended September 25, 2005 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $(462) and $(516), respectively. The Company expects substantially all of the remaining deferred loss, net of tax, on derivative hedging instruments at October 1, 2006 of $455 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(6)   The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and nine months ended October 1, 2006 and September 25, 2005 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	Oct. 1, 2006	Sept. 25, 2005	Oct. 1, 2006	Sept. 25, 2005
	-------	-------	-------	-------
Service cost	$ 3,242	2,971	166	144
Interest cost	4,686	4,545	503	500
Expected return on assets	(5,372)	(4,690)	-	-
Net amortization and deferrals	1,172	886	113	88
	--------	--------	--------	--------
Net periodic benefit cost	$ 3,728	3,712	782	732
	=====	=====	=====	=====

	Nine Months Ended
	-----------------------------

	Pension		Postretirement
	------------------		------------------
	Oct. 1, 2006	Sept. 25, 2005	Oct. 1, 2006	Sept. 25, 2005
	-------	-------	-------	-------
Service cost	$ 9,993	8,914	513	432
Interest cost	14,431	13,634	1,547	1,500
Expected return on assets	(16,543)	(14,070)	-	-
Net amortization and deferrals	3,610	2,660	347	263
	--------	----------	--------	--------
Net periodic benefit cost	$ 11,491	11,138	2,407	2,195
	=====	======	=====	=====

During the nine months ended October 1, 2006 the Company has made cash contributions to its pension plans of approximately $38,600. The Company expects to contribute approximately $1,400 during the fourth quarter of fiscal 2006.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(7)   Hasbro is a worldwide leader in children’s and family leisure time and entertainment products, including the development, manufacture and marketing of games and toys ranging from traditional to high-tech. In 2006 the Company restructured its business by combining the U.S. Toys and Games operations, previously reported as separate segments, with the Canadian and Mexican operations, previously managed as part of the International segment, into one segment, the North American segment. The International segment is now comprised of operations in the European, Asia Pacific and Latin American regions. The Company's manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland, which were previously included in the Games and International segment, respectively, along with the Company's Far East sourcing operations, are now managed as part of the Global Operations segment.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and nine months ended October 1, 2006 and September 25, 2005 are as follows.

	Quarter Ended
	------------------
	October 1, 2006		September 25, 2005
	----------------------		---------------------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
North America	$745,476	2,651	712,321	2,368
International	280,421	27	264,627	-
Global Operations (a)	3,776	489,566	2,354	485,388
Other segment	9,465	-	8,750	-
Corporate and eliminations	-	(492,244)	-	(487,756)
	------------	------------	------------	------------
	$1,039,138	-	988,052	-
	=======	=======	=======	=======

	Nine Months Ended ----------------------------
	October 1, 2006 -----------------------		September 25, 2005 ----------------------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
North America	$1,417,736	6,693	1,388,956	7,748
International	579,156	324	590,249	104
Global Operations (a)	8,319	913,313	6,220	888,732
Other segment	29,872	-	29,959	-
Corporate and eliminations	-	(920,330)	-	(896,584)
	------------	------------	------------	------------
	$2,035,083	-	2,015,384	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Nine Months Ended --------------------------
Operating profit (loss) (c)	Oct. 1, 2006 ---------------	Sept. 25, 2005 -------	Oct. 1, 2006 -------	Sept. 25, 2005 -------
North America	$111,581	85,323	146,753	115,334
International	43,202	32,868	26,786	26,234
Global Operations (a)	24,069	17,411	25,529	18,999
Other segment	569	292	6,598	7,250
Corporate and eliminations (b)	(14,224)	(13,778)	(21,996)	(27,857)
	-----------	-----------	------------	------------
Subtotal	165,197	122,116	183,670	139,960
Stock compensation (c)	-	6,162	-	16,978
	-----------	-----------	------------	------------
	$165,197	128,278	183,670	156,938
	======	======	======	======

Total assets	October 1, 2006 -------------	September 25, 2005 -------------
North America	$3,092,374	2,622,989
International	804,540	993,326
Global Operations	991,144	914,560
Other segment	126,956	109,584
Corporate and eliminations (b)	(2,052,237)	(1,368,819)
	--------------	--------------
	$2,962,777	3,271,640
	========	========

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

(c)  As noted in footnote 4, on December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company recorded expense related to stock option compensation in 2006 related to unvested options as of that date as well as grants made in 2006. The Company did not restate any of the prior years but has adjusted the operating profit (loss) of each of its segments for the quarter and nine months ended September 25, 2005 to reflect compensation for those periods based on the Company's 2005 pro forma disclosure under SFAS 123. As such, the above amount represents the removal of the amount included in the segment disclosures to reconcile to the 2005 reported consolidated operating profit for the quarter and nine months ended September 25, 2005. The $6,162 of 2005 pro forma stock option expense for the quarter was allocated as follows: $4,122 to North America, $1,151 to International, $475 to Global Operations and $414 to Other Segment. The $16,978 of 2005 pro forma stock option expense for the nine months was allocated as follows: $11,358 to North America, $3,174 to International, $1,307 to Global Operations and $1,139 to Other Segment.

The following table presents consolidated net revenues by class of principal products for the quarters and nine month periods ended October 1, 2006 and September 25, 2005. Certain 2005 amounts have been reclassified to conform to the current year presentation.

	Quarter Ended		Nine Months Ended
	Oct. 1, 2006 ---------	Sept. 25, 2005 ---------	Oct. 1, 2006 ---------	Sept. 25, 2005 ---------
Boys' toys	$157,648	192,602	374,573	494,146
Games and puzzles	410,682	387,352	809,698	791,068
Preschool toys	155,614	112,274	278,963	222,091
Tweens toys	111,042	115,628	197,469	194,612
Girls' toys	185,493	162,790	340,152	278,591
Other	18,659	17,406	34,228	34,876
	------------	------------	--------------	--------------
Net revenues	$1,039,138	988,052	2,035,083	2,015,384
	=======	=======	========	========

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(8) In July 2006, the Company's Board of Directors authorized the repurchase of an additional $350,000 in common stock. The Board of Directors had previously authorized the repurchase of $350,000 of common stock in May of 2005, which was exhausted in July 2006. At October 1, 2006, the aggregate cost of repurchases under the July 2006 authorization, including commissions, totaled $114,756. Purchases of the Company's common stock under this authorization may be made from time to time, subject to market conditions and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and value of shares which are repurchased will depend on a number of factors, including the price of the Company's common stock.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans", ("SFAS No. 158") which amends Statements of Financial Accounting Standards No. 87, 88, 106 and 132R. Under SFAS No. 158, the Company is required to recognize on its balance sheet actuarial gains and losses and prior service costs that have not yet been included in income as an adjustment of equity through other comprehensive income with a corresponding adjustment to prepaid pension expense or the accrued pension liability. In addition, within two years of adoption, the measurement date for plan assets and liabilities would be required to be the Company's fiscal year end. SFAS No. 158 is effective for the Company in the fourth quarter of 2006. The Company is currently evaluating SFAS No. 158 and the potential effect it will have on its consolidated balance sheet or statement of comprehensive earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 31, 2007, the first day of fiscal 2008. The Company is currently evaluating SFAS No. 157 and the potential effect it will have on its consolidated balance sheet and results of operations.

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

With the theatrical release of Lucasfilm's STAR WARS EPISODE III: REVENGE OF THE SITH in May 2005, and the subsequent holiday season DVD release, sales of product related to the Company’s strategic STAR WARS license were a significant contributor to 2005 revenues and have continued to be strong in the first three quarters of 2006.  Pairing this key licensed property with the Company's ability to design and produce action figures, role playing toys, and games, as well as its ability to launch an integrated marketing campaign to promote the product globally, was the key to this line's success. While sales of product related to this license performed well in the first three quarters of 2006, they were lower than the first three quarters of 2005 and are expected to be lower for the full year 2006 than 2005 since there is no movie release in 2006.

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

The Company's strategy in the last several years has also involved reducing fixed costs and increasing operating margins. The Company expects to continuously review its operations to best further this objective. With a strong balance sheet, and having achieved a debt to capitalization ratio of between 25-30%, the Company will also continue to evaluate acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. Additionally, in July 2006, the Company's Board of Directors (the "Board') authorized the repurchase of an additional $350,000 in common stock. The Board had previously authorized $350,000 in May 2005 for the repurchase of common stock, which was exhausted in July 2006. At October 1, 2006, the aggregate amount spent on repurchases made under the July 2006 authorization, including commissions, was $114,756. For the nine months ended October 1, 2006, the Company has invested $417,260 in the repurchase of common stock in the open market. The Company intends to continue repurchasing shares subject to market conditions.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

SUMMARY

---------------

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the fiscal quarters and nine months ended October 1, 2006 and September 25, 2005.

	Quarter		Nine Months
	2006	2005	2006	2005
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.4	45.0	42.2	41.5
	------------	------------	------------	------------
Gross profit	55.6	55.0	57.8	58.5
Amortization	2.0	2.9	2.8	4.0
Royalties	4.9	6.7	5.3	7.8
Research and product development	4.3	4.0	6.0	5.3
Advertising	12.2	12.0	11.9	11.8
Selling, distribution and administration	16.3	16.4	22.8	21.8
	------------	------------	------------	------------
Operating profit	15.9	13.0	9.0	7.8
Interest expense	0.6	0.8	1.0	1.2
Interest income	(0.4)	(0.5)	(0.9)	(1.0)
Other (income) expense, net	1.9	(0.1)	0.5	(0.1)
	------------	------------	------------	------------
Earnings before income taxes	13.8	12.8	8.4	7.7
Income taxes	4.2	3.5	2.4	1.9
	------------	------------	------------	------------
Net earnings	9.6%	9.3%	6.0%	5.8%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The nine months ended October 1, 2006 was a forty week period while the nine months ended September 25, 2005 was a thirty-nine week period. The quarters ended October 1, 2006 and September 25, 2005 were both thirteen week periods. Net earnings for the quarter and nine months ended October 1, 2006 were $99,584 and $121,773, respectively, compared with net earnings of $92,063 and $117,804 for the respective periods of 2005. Basic earnings per share for the quarter and nine months ended October 1, 2006 were $0.62 and $0.72 compared with basic earnings per share of $0.51 and $0.66 for the respective periods in 2005. Diluted earnings per share were $0.58 and $0.68 for the quarter and nine months ended October 1, 2006, compared with diluted earnings per share of $0.47 and $0.61 for the respective periods in 2005.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

On December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which required that the Company measure all stock-based compensation awards using a fair value method and record such expense in its financial statements. The Company adopted this statement using the modified prospective method. Under this adoption method, the Company is recording expense related to stock option awards that were unvested as of the date of adoption as well as all awards made after the date of adoption. The adoption of this statement resulted in total expense, net of tax, of $3,854 and $10,430 for the quarter and nine months ended October 1, 2006, respectively.

Consolidated net revenues for the quarter ended October 1, 2006 increased 5% to $1,039,138 compared with $988,052 for the quarter ended September 25, 2005. For the nine months ended October 1, 2006, consolidated net revenues were $2,035,083 compared to $2,015,384 for the nine months ended September 25, 2005, an increase of 1%. Consolidated net revenues were positively impacted by foreign currency translation in the amount of $9,600 and $400 for the quarter and nine months ended October 1, 2006, respectively, as the result of the overall weaker U.S. dollar in 2006. Operating profit for the quarter ended October 1, 2006 was $165,197 compared to $128,278 in the third quarter of 2005. Operating profit for the 2006 nine-month period was $183,670 compared to an operating profit of $156,938 for the nine-month period of 2005. Most of the Company's revenues and operating earnings are derived from its two principal segments: the North American segment and the International segment, which are discussed in detail below. The following table presents net revenues and operating profit data for the Company's two principal segments for the quarter and nine months ending October 1, 2006 and September 25, 2005.  2005 results have been reclassified to conform to the Company's new operating segment structure. The operating profit for 2005 for each of these segments have been adjusted to include the impact of expense related to stock options as disclosed under SFAS 123, consistent with the Company's management reporting. See footnote 7 to the consolidated financial statements for further details.

	Quarter			Nine Months
			%			%
	2006	2005	Change	2006	2005	Change
	------------	------------	----------	-------------	------------	----------
Net Revenues
North American segment	$745,476	712,321	5%	1,417,736	1,388,956	2%
International segment	280,421	264,627	6%	579,156	590,249	(2%)

Operating Profit
North American segment	$ 111,581	85,323	31%	146,753	115,334	27%
International segment	43,202	32,868	31%	26,786	26,234	2%

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

NORTH AMERICAN SEGMENT
The North American segment net revenues for the quarter ended October 1, 2006 increased 5% to $745,476 from $712,321 for the quarter ended September 25, 2005.  Net revenues for the nine months ended October 1, 2006 increased 2% to $1,417,736 from $1,388,956 for the nine months ended September 25, 2005. The increase for both the quarter and nine-month period was primarily due to increased sales of LITTLEST PET SHOP and PLAYSKOOL products as well as increased shipments of other core brands, such as NERF, PLAY-DOH, and MONOPOLY products. Sales for the quarter and nine-month periods were also positively impacted by the introduction of BABY ALIVE dolls and ZOOMBOX products in 2006 as well as continued strong sales of I-DOG products. These increases were partially offset by anticipated decreased shipments of STAR WARS products and, to a lesser extent, decreased sales of NOW, FURBY and LAZER TAG products. The Company had significant sales of STAR WARS products in 2005 related to the May 2005 theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH and the subsequent DVD release in the fourth quarter of 2005. The Company expects revenues from the sales of STAR WARS products in 2006 to be significantly lower than 2005.

The North American segment had an operating profit of $111,581 for the quarter ended October 1, 2006 compared to $85,323 for the quarter ended September 25, 2005. For the nine months ended October 1, 2006, the North American segment had an operating profit of $146,753 compared to $115,334 for the nine months ended September 25, 2005.  For the quarter ended October 1, 2006, the increase in operating profit is primarily due to increased gross profit largely resulting from the increase in revenues and, to a lesser extent, change in product mix as a result of increased sales of products with higher gross margins such as board games. Anticipated decreases in amortization and royalties in the quarter due to the decrease in sales of STAR WAR products were almost entirely offset by increases in advertising and product development. The increase in product development is primarily due to increased expenditures on development of MARVEL and PLAYSKOOL products. For the nine-month period, the increase in operating margin is primarily due to decreased royalty and amortization expenses as a result of the decrease in sales of STAR WARS products and, to a lesser extent, increased gross profit as the result of the increase in revenues. These increases were partially offset by increased product development, selling distribution and administrative expenses, and advertising expenses. The results for the nine months ended October 1, 2006 were impacted by one extra week in the nine-month period ended October 1, 2006 versus the nine-month period ended September 25, 2005. The quarters ended October 1, 2006 and September 25, 2005 were both thirteen week periods.

INTERNATIONAL
International segment net revenues increased by 6% to $280,421 for the quarter ended October 1, 2006 from $264,627 for the quarter ended September 25, 2005. For the quarter ended October 1, 2006, revenues were positively impacted by currency translation of approximately $9,300 as a result of the weaker U.S. dollar. Absent the impact of currency translation, the increase in revenues for the quarter was primarily due to higher sales of LITTLEST PET SHOP products as well as higher sales of board games, including MONOPOLY games. Revenues for the quarter ended October 1, 2006 were also positively impacted by higher sales of core brand products, such as PLAYSKOOL, PLAY-DOH, TRANSFORMERS and MY LITTLE PONY products. These increases were partially offset by the anticipated decrease in shipments of STAR WARS products as well as decreased sales of FURBY products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Net revenues for the nine months ended October 1, 2006 decreased 2% to $579,156 from $590,249 for the nine months ended September 25, 2005. For the nine months ended October 1, 2006, International segment net revenues were negatively impacted by currency translation of approximately $2,400, as the result of the stronger U.S. dollar in 2006 compared primarily to the Euro and Australian Dollar. Excluding the negative impact of foreign exchange, the decrease in local currency revenue for the quarter and nine-month period was primarily the result of decreased sales of STAR WARS products and, to a lesser extent, decreased sales of DUEL MASTERS products. These decreases were partially offset by increased sales of LITTLEST PET SHOP and B-DAMAN products as well as increased shipments of board games, primarily MONOPOLY products.

The International segment had an operating profit of $43,202 for the quarter ended October 1, 2006, compared to $32,868 for the quarter ended September 25, 2005. Operating profit for the nine months ended October 1, 2006 increased slightly to $26,786 from $26,234 for the nine months ended September 25, 2005. Operating profit for the quarter and nine months ended October 1, 2006 were positively impacted by currency translation in the amount of $800 and $1,800, respectively. For the quarter ended October 1, 2006, the increase in operating profit was primarily due to decreased royalty expense as a result of the decrease in sales of STAR WARS products as well as increased gross profit resulting from the increase in net revenues during the period. Absent the positive impact from currency translation, the decrease in operating profit for the nine months ended October 1, 2006 was due to decreased gross profit resulting from decreased revenues as well as a change in product mix that resulted in a lower gross margin in 2006. The decrease in gross profit was offset by lower royalty and amortization expense as the result of the decline in sales of STAR WARS products, decreased administration expense, and decreased advertising expense.

GROSS PROFIT
-----------------------
The Company's gross profit margin increased to 55.6% for the quarter ended October 1, 2006 from 55.0% for the quarter ended September 25, 2005 while gross margin for the nine months ended October 1, 2006 decreased to 57.8% from 58.5% in the comparable period of 2005. The increase for the quarter was due to a change in product mix, due to increased sales of products with high gross margins such as board games. The decrease in gross margin for the nine months ended October 1, 2006 was due to changes in product mix, primarily due to the decreased sales of STAR WARS products, which tend to have a higher gross margin. To a lesser extent, gross margins in 2006 were negatively impacted by lower royalty income in the first nine months of 2006 compared to the first nine months of 2005.  The Company anticipates lower gross margins in 2006 due to the significant STAR WARS product revenues in 2005 in connection with the theatrical and DVD releases of STAR WARS EPISODE III: REVENGE OF THE SITH. However, the Company also expects that the decrease in gross margins attributable to STAR WARS product revenues will be partially offset by decreased royalty expense relating to these sales as well as decreased amortization of related product rights. The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

 (Thousands of Dollars Except Per Share Data)

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and nine-month periods ended October 1, 2006 and September 25, 2005.

	Quarter -----------		Nine Months ------------------
	2006	2005	2006	2005
	-----------	----------	------------	----------
Amortization	2.0%	2.9%	2.8%	4.0%
Royalties	4.9	6.7	5.3	7.8
Research and product development	4.3	4.0	6.0	5.3
Advertising	12.2	12.0	11.9	11.8
Selling, distribution and administration	16.3	16.4	22.8	21.8

For the quarter and nine-month period, amortization expense decreased in dollars and as a percentage of net revenues. Amortization expense of $20,504, or 2.0% of net revenues in the third quarter of 2006, compared with $28,167, or 2.9% of net revenues in the third quarter of 2005.  For the nine months ended October 1, 2006, amortization expense was $57,896, or 2.8% of net revenues compared with $79,852, or 4.0% of net revenues for the nine months ended September 25, 2005. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in the quarter and nine months ended October 1, 2006 relates to decreased amortization of the product rights related to STAR WARS as a result of decreased sales of STAR WARS products. The Company expects amortization expense to continue to be lower in 2006 compared to 2005 due to the anticipated decreased product revenues from STAR WARS products.

Royalty expense for the quarter ended October 1, 2006 decreased to $51,350, or 4.9% of net revenues from $66,539, or 6.7% of net revenues in the third quarter of 2005.  Royalty expense for the nine months ended October 1, 2006 decreased to $107,540, or 5.3% of net revenues from $158,206, or 7.8% of net revenues for the nine months ended September 25, 2005. The decrease is primarily due to decreased sales of entertainment-based products, primarily related to STAR WARS. As noted above, the Company expects a lower level of royalties in 2006 compared to 2005 as a result of an anticipated decrease in sales of STAR WARS products.

Investment in research and product development is an important component of the Company's strategy to grow core brands and to create new and innovative toy and game products. Research and product development expenses for the quarter ended October 1, 2006 increased to $44,445, or 4.3% of net revenues from $39,387 or 4.0% of net revenues for the quarter ended September 25, 2005. These expenses increased to $122,215 or 6.0% of net revenues for the nine months ended October 1, 2006 from $106,942 or 5.3% of net revenues for the nine months ended September 25, 2005. The increase reflects investments in products related to the Company's license agreement with Marvel, increased investments in the PLAYSKOOL brand as well as the increased technology of many of the Company's products as it continues to invest in new innovative electronic products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

For the quarter, advertising expense increased in dollars to $126,829 in 2006 from $118,845 in 2005, but remained consistent as a percentage of net revenues at 12.2% in 2006 and 12.0% in 2005. For the nine months ended October 1, 2006, advertising expense increased in dollars to $242,149 from $238,009 for the nine months ended September 25, 2005, but remained constant as a percentage of net revenues at 11.9% in 2006 and 11.8% in 2005.

For the quarter ended October 1, 2006, the Company's selling, distribution and administration expenses increased to $169,302, or 16.3% of net revenues, from $162,061, or 16.4% of net revenues, for the quarter ended September 25, 2005.  For the nine months ended October 1, 2006, these expenses increased to $463,641, or 22.8% of net revenues, from $439,921 or 21.8% of net revenues in 2005. Of the increases in the quarter and nine months ended October 1, 2006, $5,270 and $14,548, respectively, reflects the Company's adoption in 2006 of SFAS 123R which requires the Company to record expense related to any unvested stock options as of the beginning of the year as well as any future stock option grants. The increase for the nine months ended October 1, 2006 also reflects the additional week in this fiscal period versus the comparable period in 2005.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the third quarter of 2006 was $6,158 compared with $7,816 in the third quarter of 2005. For the nine months ended October 1, 2006 interest expense decreased to $20,096 from $23,196 in 2005. For the quarter and nine months ended October 1, 2006, decreases resulting from lower levels of debt were partially offset by increased interest expense as the result of higher interest rates.

Interest income for the quarter ended October 1, 2006 was $4,316 compared to $5,226 in 2005. Interest income for the nine months ended October 1, 2006 was $17,893 compared to $19,639 in 2005. Interest income for the nine months ended September 25, 2005 includes $4,140 related to an IRS tax settlement.

Other expense, net, amounted to $19,479 for the third quarter of 2006, which compares to other income, net, of $638 for the quarter ended September 25, 2005.  For the nine-month periods, other expense, net was $10,542 in 2006 compared to other income, net, of $2,410 in 2005. Other expense for the third quarter and nine months ended October 1, 2006 includes non-cash expense of $19,760 and $7,820, respectively, related to the increase in the fair value of certain warrants required to be classified as a liability. These amounts compare to non-cash income of $570 and $1,330 for the quarter and nine months ended September 25, 2005, respectively. These warrants are required to be adjusted to their fair value each quarter through earnings.  The fair value of these warrants is primarily affected by the Company's stock price, but is also affected by the Company's stock price volatility, dividends, and the risk-free interest rates. The expense in the third quarter of 2006 relates primarily to the increase in the Company's stock during the quarter. Assuming the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings if the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Based on a hypothetical change in the Company's stock price to $24.00 per share at October 1, 2006 from its actual price of $22.75 per share on that date, the Company would have recognized non-cash expense of approximately $26,960 and $15,020, rather than non-cash expense of $19,760 and $7,820, for the quarter and nine months ended October 1, 2006, respectively, to adjust the warrants to their fair value at October 1, 2006.

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in the third quarter of 2006 was 30.8%, and for the nine months was 28.8%, compared to 27.1% and 24.4% in the comparable periods of 2005. Absent the effect of certain non-taxable items, primarily the adjustment of certain warrants to their fair value described above, the rate for the quarter and nine months ended October 1, 2006 would have been 27.1%. Income tax expense for the nine months ended September 25, 2005 was reduced by approximately $4 million, due primarily to the completion of an Internal Revenue Service examination of tax years ended in December 2001.

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

The increase in the adjusted rate from the full year 2005 of 24.9% to the first nine months of 2006 adjusted rate of 27.1% is primarily due to the expected increase in earnings from jurisdictions with higher statutory tax rates.

OTHER INFORMATION
---------------------------------
The Company's revenue pattern continues to show the second half of the year and within that half, the fourth quarter, to be increasingly more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. In addition, the bankruptcy, restructuring, or other lack of success of one of the Company's significant retail customers could negatively impact the Company's future revenues. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The strategy of larger mass market retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices now being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.  Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales.  At October 1, 2006 and September 25, 2005, the Company's unshipped orders were approximately $411,000 and $461,000, respectively.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In January 2006, the Company entered into a five-year license arrangement with Marvel to develop products based on certain Marvel properties. A selection of these products will be available for retail sale during the 2006 holiday season, with the majority available for retail sale beginning January 1, 2007. The arrangement requires the Company to make aggregate guaranteed minimum payments in the amount of $215,000 with $105,000 paid in February 2006. Of the remaining payments, $70,000 is expected to be paid in 2007 upon the release of the motion picture SPIDER-MAN 3, $2,500 is expected to be paid in January 2008, $2,500 is expected to be paid in January 2009 and the remainder to be paid upon the release of the motion picture SPIDER-MAN 4, whose release date has yet to be determined. Certain of the future minimum guaranteed contractual royalty payments are contingent upon the theatrical release of the related entertainment property.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans", ("SFAS No. 158") which amends Statements of Financial Accounting Standards No. 87, 88, 106 and 132R. Under SFAS No. 158, the Company is required to recognize on its balance sheet actuarial gains and losses and prior service costs that have not yet been included in income as a reduction of equity through other comprehensive income with a corresponding adjustment to prepaid pension expense or the accrued pension liability. In addition, within two years of adoption, the measurement date for plan assets and liabilities would be required to be the Company's fiscal year end. SFAS No. 158 is effective for the Company in the fourth quarter of 2006. The Company is currently evaluating SFAS No. 158 and the potential effect it will have on its consolidated balance sheet or statement of comprehensive earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 31, 2007, the first day of fiscal 2008. The Company is currently evaluating SFAS No. 157 and the potential effect it will have on its consolidated balance sheet and results of operations.

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

The Company believes that the funds available to it, including cash it expects to generate from operations, and funds available through its securitization program and other available lines of credit are adequate to meet its needs for 2006. However, unforeseen circumstances in the toy and game industry, such as softness in the retail environment or unanticipated changes in consumer preferences could result in a significant decline in revenues and operating results of the Company, which could result in the Company being non-compliant with covenants under its revolving credit facility and/or receivable securitization program. Non-compliance with its debt covenants could result in the Company being unable to utilize borrowings under its revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most likely require supplemental borrowings to enable the Company to continue to fund its operations.  Also, non-compliance with covenants under its accounts receivable securitization program could result in the Company being unable to utilize this program. In addition, a significant deterioration in the business of a major U.S. customer could result in a decrease in eligible accounts receivable that would prevent the Company from being able to fully utilize its receivables securitization program.  The Company has been and expects to continue to be in compliance with its borrowing and securitization financial covenants during 2006.

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

Cash flows utilized by operating activities were $100,836 for the nine months ended October 1, 2006 compared to cash utilized of $4,564 for the nine months ended September 25, 2005. Cash flows from operations in 2006 were negatively impacted by the royalty guarantee payment of $105,000 made to Marvel in connection with the new license agreement signed in the first quarter of 2006 and pension plan contributions of approximately $38,600. Of the $105,000 payment to Marvel, $40,655 is classified as long-term and is reflected in the consolidated statement of cash flows in other operating activities while the remainder was recorded to prepaid expenses and is reflected in the statement of cash flows as an increase to prepaid expenses.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

2005 cash flows from operations included a $35,000 advance royalty payment made in connection with the release of STAR WARS EPISODE III: REVENGE OF THE SITH. Cash flows from operations for 2005 were also positively impacted by a higher portion of expenses being non-cash expenses, including amortization expense, as a result of the increased sales of STAR WARS products as well as the utilization of prepaid royalty amounts related to the higher level of sales of STAR WARS products.

Despite higher revenues in the third quarter 2006 compared to third quarter 2005, accounts receivable decreased to $679,363 at October 1, 2006 from $681,469 at September 25, 2005, primarily due to improved collections. Days sales outstanding decreased to 59 days in 2006 from 62 days in 2005.  Inventories decreased to $312,041 at October 1, 2006 compared to $330,779 at September 25, 2005, primarily reflecting lower levels of inventories of board games due to increased sales in 2006. Prepaid expenses were $163,716 at October 1, 2006 compared to $99,386 at September 25, 2005. The increase was largely the result of the royalty advance paid to Marvel in the first quarter of 2006 partly offset by utilization of prepaid royalties, primarily STAR WARS royalties. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. With respect to the Marvel and STAR WARS licenses, the Company has prepaid royalties recorded in both current and non-current assets. Each reporting period, the Company reflects as current prepaid assets the amount of royalties it expects to reflect in operations in the upcoming twelve months. In periods prior to a major movie release such as with STAR WARS in the first quarter of 2005, larger amounts will be reclassified from non-current to current in anticipation of higher sales during the periods surrounding the release. Accounts payable and accrued expenses increased to $889,215 at October 1, 2006 from $828,775 at September 25, 2005. The increase is primarily due to higher accrued income taxes as a result of increased earnings as well as increased accrued advertising reflecting increased advertising expenditures as well as the timing of payments in the current year compared to the prior year.

Collectively, property, plant and equipment and other assets at October 1, 2006 decreased $90,648 from September 25, 2005. The decrease is primarily due to amortization of intangibles in the first three quarters of 2006 and the fourth quarter of 2005. The increase in long-term prepaid royalties as a result of the $40,655 long-term portion of the $105,000 Marvel payment made in the first quarter of 2006 was more than offset by a decrease in the long-term portion of prepaid royalties related to the STAR WARS license. The Company made a royalty advance in the second quarter of 2005 of $35,000 in connection with the theatrical release of STAR WARS EPISODE III: REVENGE OF THE SITH.

Net (borrowings) cash (cash and cash equivalents less short-term borrowings, current portion of long-term debt, and long-term debt) decreased to $(197,485) at October 1, 2006 from $(44,644) at September 25, 2005. This decrease reflects the Company's current share repurchase program which consists of a $350,000 authorization approved by its Board of Directors in May 2005 which became fully utilized in July 2006 and an additional $350,000 authorization approved by its Board of Directors in July 2006.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Under these authorizations, the Company has repurchased 23,537 shares at a total cost of $465,290. Of these repurchases, 22,009 shares were purchased in the last twelve months at a total cost of $433,512. These share repurchases were primarily funded through cash generated from operations. At October 1, 2006, there was $5,053 in accrued expenses for treasury share repurchases that were made at the end of the quarter but had not settled as of October 1, 2006.

Cash flows utilized by investing activities were $53,498 in 2006 versus $91,672 in 2005. The decrease primarily reflects the Company's reacquisition in 2005 of its digital gaming rights for all of its owned or controlled properties that it had originally licensed to Infogrames Entertainment SA in connection with the sale of its interactive business in December 2000. The Company paid $65,000 in cash to reacquire these rights, which were recorded to other intangibles. In addition, cash utilized by investing activities in 2005 reflects the Company's purchase of Wrebbit, Inc. for $14,109. Cash utilized by investing activities in 2005 were also positively impacted from proceeds from the sale of the Company's manufacturing facility in Spain during the second quarter of 2005.

Cash flows utilized by financing activities were $480,257 in 2006 versus $58,591 in 2005. This primarily reflects an increase in share repurchases as described above. Cash utilized for purchases of common stock were $412,207 in 2006 versus $31,777 in 2005. To a lesser extent, the increase in cash utilized by financing activities is also due to higher long-term debt repayments in 2006 and increased dividends paid as a result of the increase in the quarterly dividend rate to $.12 per share in 2006 from $.09 per share in 2005. Cash proceeds from the exercise of stock options decreased to $21,106 in 2006 from $41,529 in 2005 as a result of lower amounts of exercises attributable to a lower stock price during much of 2006.

The Company has a five-year revolving credit agreement (the "Agreement") which provides the Company with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50 million, up to a total committed facility of $500,000.  The Company is not required to maintain compensating balances under the agreement.  The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness.  The Company was in compliance with all covenants as of and for the quarter ended October 1, 2006.  The Company had no borrowings outstanding under its committed revolving credit facility at October 1, 2006. The Company also has other uncommitted lines from various banks, of which approximately $29,300 was utilized at October 1, 2006. Amounts available and unused under the committed line at October 1, 2006 were approximately $297,100.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  The program provides the Company with a cost-effective source of working capital. Based on the amount of eligible accounts receivable as of October 1, 2006, the Company had availability under this program to sell approximately $156,500, all of which was utilized.

 HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

The Company had letters of credit of approximately $20,600 and purchase commitments of $240,388 outstanding at October 1, 2006. In February 2006, the Company amended its license arrangement with Marvel to add additional toy lines. As a result of this amendment, the guaranteed minimum payments of $205,000 previously disclosed in the Company's report on Form 10-K increased by $10,000, of which $5,000 was paid in February 2006, $2,500 is expected to be paid in January 2008 and $2,500 is expected to be paid in January 2009. In addition, the Company contributed approximately $38,600 to its pension plans during the first three quarters of 2006 which was higher than the amount expected and disclosed in the Company's report on Form 10-K. The Company expects its total contributions to its defined benefit pension plans in 2006 to be approximately $40,000. Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 25, 2005, did not materially change outside of payments made in the normal course of business.

The Company has outstanding $249,996 in principal amount of senior convertible debentures due 2021.  The senior convertible debentures bear interest at 2.75%, subject to an upward adjustment in the rate, with the total rate not to exceed 11%, should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. This contingent conversion feature was not met in the third quarter of 2006.  The holders of these debentures may put the notes back to Hasbro in December 2011 and December 2016 at the original principal amount.  At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company's discretion.  While the Company's current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company's annual impairment test was performed in the fourth quarter of 2005 and no impairment was indicated.  At October 1, 2006, the Company has goodwill and intangible assets with indefinite lives of $544,559 recorded on the balance sheet.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets' carrying value to the estimated future undiscounted cash flows the asset is expected to generate.  If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows.  The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues.  Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge.  The estimation of discounted cash flows also requires the selection of an appropriate discount rate.  The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $477,411 at October 1, 2006. During 2006, there have been no impairment charges related to these intangible assets.

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product.  If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required.  The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates.  Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties.  At October 1, 2006, the Company had $195,356 of prepaid royalties, $96,456 of which are included in prepaid expenses and other current assets and $98,900 which are included in other assets.

The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected compensation increases, and applicable discount rates. The estimates for the Company's domestic plans are established at the Company's measurement date of September 30 to measure the liabilities and assets of the plans as of that date and to establish the expense for the upcoming year. The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company's estimate of expected return on plan assets for its domestic plans is 8.75% for 2006, which is the same estimate used in 2005. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. For the Company's domestic plans, a decrease of .25% in the 2005 estimate of expected return on plan assets would have increased 2005 annual pension expense by approximately $470.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

Expected compensation increases are estimated using a combination of historical and expected compensation increases. Based on this analysis, the Company's estimate of expected long-term compensation increases for its domestic plans is 4.0% in 2006, which is the same estimate used in 2005. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense. Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of pension benefits. Based on this long-term corporate bond yield at September 30, 2005, the Company's measurement date for its pension assets and liabilities, the Company's discount rate for its domestic plans used for the calculation of 2006 pension expense was 5.50% compared to a rate of 5.75% selected at September 30, 2004 for the calculation of 2005 pension expense.  Pension expense for the Company's domestic plans in 2005 was based on a discount rate of 5.75%.  A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. For the Company's domestic plans, a decrease of .25% in the Company's 2005 discount rate would have increased 2005 annual pension expense and the projected benefit obligation by approximately $995 and $11,110, respectively.

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

The Company has a stock-based compensation plan for employees and non-employee members of the Company's Board of Directors. Under this plan, the Company grants stock options at or above the fair market value of the Company's stock. On December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R, which requires the Company to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. The Company uses the Black-Scholes option pricing model to value the stock options that are granted under these plans. The Black-Scholes method includes four significant assumptions: (1) expected term of the option, (2) risk-free interest rate, (3) expected dividend yield, and (4) expected stock price volatility. For the Company's 2006 stock option grant, the weighted average expected term used was approximately 5 years. This amount is based on a review of employees' exercise history relating to stock options as well as the contractual term of the option. The weighted average risk-free interest rate used for 2006 stock option grants was 4.98%. This estimate was based on the interest rate available on U.S. treasury securities with durations that approximate the expected term of the option. For 2006 stock option grants, the weighted average expected dividend yield used was 2.55% which is based on the Company's current annual dividend amount divided by the stock price on the date of the grant. The weighted average expected stock price volatility used for 2006 stock option grants was 24%. This amount was derived using a combination of historical price volatility over the most recent period approximating the expected term of the option and implied price volatility. Implied price volatility represents the volatility implied in publicly traded options on the Company's stock, which the Company believes represents the expected future volatility of the Company's stock price. The Company believes that since this is a market-based estimate, it can provide a better estimate of expected future volatility.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars Except Per Share Data)

In July 2006, as part of its employee stock-based compensation plan, the Company issued contingent stock performance awards, which provide the recipients with the ability to earn shares of the Company's common stock based on the Company's achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over a ten quarter period beginning July 3, 2006 and ending December 28, 2008. Each award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and net revenue targets. The measurement of the expense related to this award is based on the Company's current estimate of revenues and diluted earnings per share over the performance period. Changes in these estimates will impact the expense recognized related to these awards.

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

At October 1, 2006, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $494,983.  Also at October 1, 2006, the Company had fixed-for-floating interest rate swaps with notional amounts of $75,000.  The interest rate swaps are designed to adjust the amount of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt.  Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of long-term debt.  At October 1, 2006, these contracts had a fair value of $6, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 1, 2006. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently party to certain legal proceedings, none of which we believe to be material to our business or financial condition.

Item 1A.  Risk Factors.

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These statements include expectations concerning future trends in the Company's revenues, expenses and earnings, as well as future product plans, and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole number of shares and dollars)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2006 7/3/06 - 7/30/06	897,600	$18.0883	897,600	$350,000,000
August 2006 7/31/06 – 9/3/06	3,901,100	$19.2216	3,901,100	$275,014,610
September 2006 9/4/06 - 10/1/06	1,840,000	$21.521	1,840,000	$235,415,990
Total	6,638,700	$19.7057	6,638,700	$235,415,990

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

10.1

Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to exhibit 10 to the Company's Current Report on Form 8-K dated as of July 27, 2006, File No. 1-6682.)

Item 6. Exhibits (continued)
10.2	Fourth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan.

10.3

Form of Non-Competition and Non-Solicitation Agreement (Signed by the following executive officers: David Hargreaves, Frank Bifulco, Deborah Thomas Slater, Barry Nagler and Martin Trueb and certain other employees of the Company.)

12	Computation of Ratio of Earnings to Fixed Charges
Nine Months and Quarter Ended October 1, 2006.

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

HASBRO, INC. --------------------- (Registrant)

Date: November 2, 2006	By: /s/ David D.R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended October 1, 2006

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

10.1

Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to exhibit 10 to the Company's Current Report on Form 8-K dated as of July 27, 2006, File No. 1-6682.)

10.2	Fourth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan.

10.3

Form of Non-Competition and Non-Solicitation Agreement (Signed by the following executive officers: David Hargreaves, Frank Bifulco, Deborah Thomas Slater, Barry Nagler and Martin Trueb and certain other employees of the Company.)

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter and Nine Months Ended October 1, 2006.

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