Form 10-K
period 2006-12-31
HASBRO INC
filed 2007-02-28
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

The aggregate market value on June 30, 2006 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $2,695,875,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 8, 2007 was 160,857,841.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

Overview

We are a worldwide leader in children’s and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys. Both internationally and in the U.S., our widely recognized core brands such as PLAYSKOOL, TONKA, SUPER SOAKER, MILTON BRADLEY, PARKER BROTHERS, TIGER, and WIZARDS OF THE COAST provide what we believe are the highest quality play experiences in the world. Our offerings encompass a broad variety of games, including traditional board, card, hand-held electronic, trading card, roleplaying, plug and play and DVD games, as well as electronic learning aids and puzzles. Toy offerings include boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, children’s consumer electronics, electronic interactive products, creative play and toy related specialty products. In addition, we license certain of our trademarks, characters and other property rights to third parties for use in connection with consumer promotions and for the sale of noncompeting toys and games and non-toy products.

Organizationally, our principal segments are North America and International. Both of these segments engage in the development, marketing and selling of various toy and game products as listed above. Our North American segment covers the United States, Canada and Mexico while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. Financial information with respect to our segments and geographic areas is included in note 15 to our financial statements, which are included in Item 8 of this Form 10-K.

In addition, the Hasbro Products Group outlicenses our intellectual property to third parties on a worldwide basis and the Global Operations segment is responsible for arranging product manufacturing and sourcing for the North American and International segments.

North America

The North American segment’s strategy in 2006 continued to be based on growing core brands through innovation and reinvention, introducing new initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. In recent years, a major source of innovation has been the incorporation of greater technology into our products. The use of technology has increased our ability to develop products that appeal to older children who have been shifting from traditional toys and games to consumer electronic products, such as MP3 players, cell phones and other entertainment and lifestyle products. In addition, we seek to grow our business and maintain our brands by refreshing and reintroducing products from our vast portfolio which have been out of the market for extended periods of time. Recent successful reintroductions of products include BABY ALIVE in 2006, LITTLEST PET SHOP in 2005 and MY LITTLE PONY in 2003. Major 2006 brands and products included STAR WARS, PLAYSKOOL, LITTLEST PET SHOP, NERF, MAGIC: THE GATHERING, PLAY-DOH, TRANSFORMERS and MONOPOLY. In the North American segment, our products are organized into the following categories: (i) games and puzzles; (ii) boys’ toys; (iii) girls’ toys; (iv) preschool toys; (v) tween toys; and (vi) other.

Our games and puzzles category includes several well known brands, including MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES, AVALON HILL, and WIZARDS OF THE COAST. The MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES and AVALON HILL brand portfolios consist of a broad assortment of games for children, tweens, families and adults. Core game brands include MONOPOLY,

BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, SIMON, CLUE, SORRY!, RISK, BOGGLE, and TRIVIAL PURSUIT, as well as a line of jigsaw puzzles for children and adults, including BIG BEN and CROXLEY, as well as the PUZZ-3D line. WIZARDS OF THE COAST offers a variety of successful trading card and roleplaying games, including MAGIC: THE GATHERING and DUNGEONS & DRAGONS. We seek to keep our core brands relevant through sustained marketing programs as well as by offering consumers new ways to experience them. In 2006, the Company introduced MONOPOLY HERE & NOW, a modernized version of MONOPOLY that reflects contemporary culture and landmarks. In 2007 we plan to continue this reinvention of MONOPOLY through the introduction of several new related products including MONOPOLY TROPICAL TYCOON DVD game and the MONOPOLY HERE & NOW electronic banking game. Other core brand extensions expected for 2007 include a new version of the GAME OF LIFE, TWISTS AND TURNS, as well as a new version of the OPERATION game, OPERATION RESCUE KIT. In addition to our core brands strategy, we seek to develop new game concepts, such as the 2006 introduction of COSMIC CATCH. In 2007, the Company plans to introduce a new line of brain training games, which will include hand held electronics, card games, plug and play games and pocket-sized games. In addition to more traditional game play, in the tween category, we plan to introduce NET JET, a digital internet game system.

Our boys’ toys include a wide range of core properties such as G.I. JOE and TRANSFORMERS action figures as well as entertainment-based licensed products based on popular movie and television characters, such as STAR WARS and MARVEL toys and accessories. The boys’ toys category is increasingly competing with video games as boys become more sophisticated in their evaluation of entertainment. In the action figure area, a key part of our strategy focuses on the importance of reinforcing the storyline associated with these products through the use of media-based entertainment. In 2007, the Company expects to have significant sales of MARVEL and TRANSFORMERS products due to the anticipated major motion picture releases of SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007. There are two other MARVEL motion picture releases scheduled in 2007, GHOST RIDER and FANTASTIC FOUR: THE RISE OF THE SILVER SURFER for which the Company will be offering products in 2007. In addition to marketing and developing action figures for traditional play, the Company also develops and markets products designed for collectors, which was a key component of the success of the STAR WARS brand in 2006. In 2007, in addition to toys designed around the MARVEL and TRANSFORMERS motion picture releases, the Company will offer products such as the MARVEL ORIGINS product line, designed for the collector market.

In our girls’ toys category, we seek to provide a traditional and wholesome play experience. Girls’ toys include the MY LITTLE PONY, LITTLEST PET SHOP, FUR REAL FRIENDS and BABY ALIVE brands as well as the EASY BAKE oven. In 2007, we will seek to continue the growth of the MY LITTLE PONY and LITTLEST PET SHOP brands though innovative new lines, such as the PONYVILLE line and the TEENIEST TINIEST PET line. The FUR REAL FRIENDS line combines plush toys with electronic innovation to provide an interactive play experience.

Our preschool toys category encompasses a range of products for preschoolers in the various stages of development, from infant to kindergarteners. Our preschool products include a portfolio of core brands marketed primarily under the PLAYSKOOL trademark. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, WEEBLES, SIT ’N SPIN and GLOWORM, along with a successful line of infant toys including STEP START WALK ’N RIDE, 2-IN-1 TUMMY TIME GYM and BUSY BALL POPPER. In addition, starting in 2007, the PLAYSKOOL line will also include the TONKA line of trucks and interactive toys and the PLAY-DOH brand. Through our AGES & STAGES system, we seek to provide consumer friendly information that assists parents in understanding the developmental milestones their children will encounter as well as the role each PLAYSKOOL product can play in helping children to achieve these developmental milestones. In 2007, the Company plans to introduce the MADE FOR ME toy and gear line that will allow parents to customize activities and features to suit a child’s developmental needs. Our preschool toys focus on encouraging children to get active through the PLAYSKOOL KID MOTION line of indoor and outdoor toys as well as seek to promote the use of the child’s imagination through products such as the PLAY-DOH line of playsets and products such as DREAMTOWN, a system of role play environments and accessories. In 2007, we plan to continue to increase the visibility of our PLAYSKOOL brand through an agreement with the CVS/pharmacy retail chain whereby PLAYSKOOL will serve as the private label brand for CVS’ baby care products.

Our tweens toys category generally markets products under the TIGER ELECTRONICS and NERF brands and seeks to target those children who have outgrown traditional toys. The age group targeted by this category is generally 8 to 12 years old. In recent years, we have used our consumer insights and electronic innovation to develop a strong line of products focusing on this target audience. Our major tweens toys product lines in 2006 included I-DOG and NERF. As demonstrated through our I-DOG product, an interactive pet that acts as an accessory to an MP3 player, we seek to draw on the popularity of electronic trends in our tween product offerings. In 2007, we will seek to leverage the interest of this age group in music and musical instruments through the introduction of the POWER TOUR GUITAR product.

International

In addition to our business in the United States, Mexico and Canada, in 2006 we operated in more than 20 other countries, selling a representative range of the toy and game products marketed in North America, together with some items that are sold only internationally. The major geographic regions included in the International segment are Europe, Asia Pacific, South America and Latin America, excluding Mexico. In addition to growing core brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into Eastern Europe and emerging markets in Asia and Latin and South America. Key international brands for 2006 included MONOPOLY, MY LITTLE PONY, PLAYSKOOL, STAR WARS, and LITTLEST PET SHOP.

Other Segments

In our Global Operations segment, we manufacture and source production of substantially all of our toy and game products. The Company operates manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland. Sourcing of our other production is done through unrelated manufacturers in various Far East countries, principally China, using a Hong Kong based subsidiary for quality control and order coordination purposes. See “Manufacturing and Importing” below for more details concerning overseas manufacturing.

Through our other segment, the Hasbro Products Group, we generate revenue through the out-licensing worldwide of certain of our intellectual properties to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings.

Other Information

To further extend our range of products in the various segments of our business, we sell our toy and game products directly to retailers, primarily on a direct import basis from the Far East. These sales are reflected in the revenue of the related segment where the customer resides.

Certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a direct business presence.

No individual line of products accounted for 10% or more of our consolidated net revenues during our 2006 or 2004 fiscal years. During the 2005 fiscal year, revenues generated from the sale of STAR WARS products produced under our license with Lucas Licensing and Lucasfilm were approximately $494,000, which was 16% of our consolidated net revenues in 2005. No other line of products constituted 10% or more of our consolidated net revenues in 2005.

Working Capital Requirements

Our working capital needs are primarily financed through cash generated from operations and, when necessary, short-term borrowings and proceeds from our accounts receivable securitization program. Our borrowings and the use of our accounts receivable program generally reach peak levels during the fourth quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday shipping season. The strategy of retailers has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect this trend will continue. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is more prominent. In 2006, the second half of the year accounted for approximately 68% of full year revenues with the third and fourth quarters accounting for 33% and 35% of full year revenues, respectively. In years where the Company has products tied to a major motion picture release, such as in 2005 with the mid-year release of STAR WARS III: REVENGE OF THE SITH, this concentration is not as pronounced due to the higher level of sales that occur around the time of the motion picture theatrical release. In 2007 the Company has products tied to two anticipated major motion picture releases, SPIDER-MAN 3, expected to be released in May of 2007, and TRANSFORMERS, which is expected to be released in July of 2007.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices now being used result in fewer orders being placed significantly in advance of shipment with more orders being placed for immediate delivery. Unshipped orders at January 28, 2007 and January 29, 2006 were approximately $192,000 and $123,000, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. This method is a general industry practice. The programs that we plan to employ to promote sales in 2007 are substantially the same as those we employed in 2006.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak third and fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2006 and 2005, we utilized cash from our operations, proceeds from our accounts receivable securitization program, borrowing under our revolving credit agreement as well as our uncommitted lines of credit to meet our cash flow requirements.

Royalties, Research and Development

Our success is dependent on innovation through the continuing development of new products and the redesign of existing products for continued market acceptance. In 2006, 2005, and 2004, we spent $171,358, $150,586, and $157,162, respectively, on activities relating to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

We also produce a number of toys under trademarks and copyrights utilizing the names or likenesses of characters from movies, television shows and other entertainment media, for whose rights we compete with other toy and game manufacturers. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by these license agreements. In 2006, 2005, and 2004, we incurred $169,731, $247,283, and $223,193, respectively, of royalty expense. A portion of this expense relates to amounts paid in prior years as royalty advances. Our royalty expenses in any given year vary depending upon the timing of movie releases and other entertainment. In 2005, royalty expense increased due to the release of STAR WARS EPISODE III: REVENGE OF THE SITH, and the corresponding increase of our sales of STAR WARS licensed products. In 2007, the Company has licensed products tied to anticipated MARVEL major motion picture releases, including SPIDER-MAN 3 in May of 2007 as well as FANTASTIC FOUR: THE RISE OF THE SILVER SURFER and GHOSTRIDER. We will also incur royalties on products based on the theatrical release of TRANSFORMERS in July of 2007. As such, we expect higher royalty expense in 2007 then was incurred in 2006.

We have $116,792 of prepaid royalties, which are a component of prepaid expenses and other current assets on our balance sheet. Included in other assets is $64,769 representing the long-term portion of royalty advances already paid. As further detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, based on contracts in effect at December 31, 2006, the Company may be required to pay approximately $164,780 of minimum guaranteed royalties at various times from 2007 through 2011. Amounts paid and advances to be paid relate to anticipated revenues from licensed properties to be sold in the years 2007 through 2018.

Marketing and Sales

Our products are sold nationally and internationally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. Although we had more than 2,500 customers in the United States and Canada during 2006, including specialty retailers carrying trading card games and toy-related products, there has been significant consolidation at the retail level over the last several years in our industry, which we expect to continue. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. While the consolidation of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2006, sales to our three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys ‘R Us, Inc., represented 24%, 13% and 11%, respectively, of consolidated net revenues, and sales to our top five customers accounted for approximately 53% of our consolidated net revenues. During 2006, 90% of the net revenues from our top 5 customers related to the North American segment.

We advertise many of our toy and game products extensively on television. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase many of our new products at international toy fairs held early in the fiscal year in Hong Kong, London, Nuremberg, and New York City.

In 2006 we spent $368,996 on advertising, promotion and marketing programs compared to $366,371 in 2005 and $387,523 in 2004.

Manufacturing and Importing

During 2006 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

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

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2007 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status by, the People’s Republic of China could significantly disrupt our operations and increase the cost of our products imported into the United States or Europe.

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

Employees

At December 31, 2006, we employed approximately 5,800 persons worldwide, approximately 3,200 of whom were located in the United States.

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

Forward-Looking Information and Risk Factors That May Affect Future Results

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our anticipated financial performance or business prospects in future periods, expected technological developments, the expected timing of new product introductions or our expectations concerning the future acceptance of products by customers, the timing of entertainment releases, marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

Volatility of consumer preferences, combined with the high level of competition and low barriers to entry in the family entertainment industry make it difficult to maintain the success of existing product lines or consistently introduce successful new products. In addition, an inability to develop and introduce planned new products and product lines in a timely and cost-effective manner may damage our business.

The family entertainment business is a fashion industry. Our success is critically dependent upon the consumer appeal of our products, principally games and toys. Our failure to successfully anticipate, identify and react to children’s interests and the current preferences in family entertainment could significantly lower sales of our products and harm our profitability.

A decline in the popularity of our existing products and product lines, or the failure of our new products and product lines to achieve and sustain market acceptance with retailers and consumers, could significantly lower our sales and operating margins, which would in turn harm our profitability, business and financial condition. In our industry, it is important to identify and offer what are considered to be the “hot” toys and games on children’s “wish lists”. Our continued success will depend on our ability to develop, market and sell popular toys, games and children’s electronic products which are sought after by both children and their parents. We seek to achieve and maintain market popularity for our products through the redesign and extension of our existing family entertainment properties in ways we believe will capture evolving consumer interest and imagination and remain relevant in today’s world, and by developing, introducing and gaining customer interest for new family entertainment products. This process involves anticipating and extending successful play patterns and identifying entertainment concepts and properties that appeal to children’s imaginations. However, consumer preferences with respect to family entertainment are continuously changing and are difficult to anticipate. Evolving consumer tastes, coupled with an ever changing pipeline of entertainment properties and products which compete for consumer interest and acceptance, creates an environment in which products can be extremely popular during a certain period in time but then rapidly be replaced in consumer’s minds with other properties. As a result, individual family entertainment products and properties generally, and high technology products in particular, often have short consumer life cycles.

Not only must we address rapidly changing consumer tastes and interests but we face competitors who are also constantly monitoring consumer tastes, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer purchasing. In addition to existing competitors, the barriers to entry for new participants in the family entertainment industry are low. New participants with a popular product idea or property can gain access to consumers and become a significant source of competition for our products. In some cases our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products.

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

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by other parties and licensed to us. The success of entertainment properties released theatrically for which we have a license, such as MARVEL or STAR WARS related products, can significantly affect our revenues. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties. The loss of ownership rights granted pursuant to any of our licensing agreements could harm our business and competitive position.

There is no guarantee that:

•	Any of our current products or product lines will continue to be popular;

•	Any property for which we have a significant license will achieve or sustain popularity;

•	Any new products or product lines we introduce will be considered interesting to consumers and achieve an adequate market acceptance;

•	Any new product’s life cycle will be sufficient to permit us to profitably recover development, manufacturing, marketing, royalties (including royalty advances and guarantees) and other costs of producing and selling the product; or

•	We will be able to manufacture, source and ship new or continuing products in a timely and cost-effective basis to meet constantly changing consumer demands, a risk that is heightened by our customers’ compressed shipping schedules and the seasonality of our business.

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

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season. This seasonality is exacerbated as retailers become more efficient in their control of inventory levels through quick response inventory management techniques.

Sales of our family entertainment products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, including Christmas. This seasonality has increased over time, as retailers become more efficient in their control of inventory levels through quick response inventory management techniques. These customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For toys, games and other family entertainment products which we produce, a majority of retail sales occur in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers occur in the period from September through December, as our customers do not want to maintain large on-hand inventories throughout the year to meet consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier.

The limited inventory carried by retailers may also reduce or delay retail sales, resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional product to fully capture consumer interest in the product. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in our underproducing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as a terrorist attack or economic shock, that harm the retail environment or consumer buying patterns during our key selling season, or by events, such as strikes or port delays, that interfere with the shipment of goods, particularly from the Far East, during the critical months leading up to the holiday purchasing season.

The continuing consolidation of our retail customer base means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 31, 2006, Wal-Mart Stores, Inc., Target Corporation, and Toys ‘R Us, Inc., accounted for approximately 24%, 13% and 11%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Target and Toys ‘R Us, in the aggregate accounted for approximately 53% of our consolidated net revenues. These net revenues were primarily related to the North American segment. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also means that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could harm our business, financial condition and results of operations. Increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. In addition, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and bad debt expense.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

An important part of our business involves obtaining licenses to produce products based on various entertainment properties and theatrical releases, such as those based upon MARVEL or STAR WARS characters. The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 31, 2006, we had $181,561 of prepaid royalties, $116,792 of which are included in prepaid expenses and other current assets and $64,769 of which are included in other assets. Under the terms of existing contracts as of December 31, 2006, we may be required to pay future minimum guaranteed royalties and other licensing fees totaling approximately $164,780. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment based properties we have no guaranty that a particular property or brand will translate into successful toy or game products.

We anticipate that the shorter theatrical duration for movie releases will make it increasingly difficult for us to profitably sell licensed products based on entertainment properties and may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Furthermore, there can be no assurance that a successful brand will continue to be successful or maintain a high level of sales in the future, as new entertainment properties and competitive products are continually being introduced to the market. In the event that we are not able to acquire or maintain successful entertainment licenses on advantageous terms, our revenues and profits may be harmed.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 31, 2006, our net revenues from international customers comprised approximately 40% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. Additionally, we utilize third-party manufacturers located principally in the Far East, to produce the majority of our products, and we have a manufacturing facility in Ireland. These sales and manufacturing operations are subject to the risks associated with international operations, including:

•	Currency conversion risks and currency fluctuations;

•	Limitations, including taxes, on the repatriation of earnings;

•	Political instability, civil unrest and economic instability;

•	Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	Complications in complying with different laws in varying jurisdictions, which laws may dictate that certain practices which are acceptable in some jurisdictions are not acceptable in others, and changes in governmental policies;

•	Natural disasters and the greater difficulty and expense in recovering therefrom;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	Changes in international labor costs and other costs of doing business internationally; and

•	The imposition of tariffs.

Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations would be disrupted, potentially for a significant period of time, while alternative sources of products were secured. In particular, as the majority of our toy products, in addition to certain other products, are manufactured in the People’s Republic of China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, and the labor and other costs of doing business in China, could have a significant negative impact on our operations, revenues and earnings. Factors that could negatively affect our business include a potential revaluation of the Chinese yuan, which may result in an increase in the cost of producing products in China, increases in labor costs and difficulties in moving products manufactured in the Far East through the ports on the western coast of North America, whether due to port congestion, labor disputes or other factors. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, the People’s Republic of China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur.

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

As children have grown “older younger” and have become interested in more and more sophisticated and adult products, such as videogames and consumer electronics, at younger and younger ages, we have needed to work even harder to keep our products relevant for these consumers. One initiative we have been pursuing to capture the interest of older children is to offer innovative children’s electronic toys and games. Examples of such products in the last few years include VIDEONOW, CHATNOW, ZOOMBOX, our I-branded products such as I-DOG and I-CAT, and our FURREAL FRIENDS line of products, including BUTTERSCOTCH. These products, if successful, can be an effective way for us to connect with consumers and increase sales. However, children’s electronics, in addition to the risks associated with our other family entertainment products, also face certain additional risks.

Our costs for designing, developing and producing electronic products tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to recoup these higher costs through sufficient sales quantities and to reflect higher costs in higher prices is constrained by heavy competition in consumer electronics. As a consequence, our margins on the sales of electronic products tend to be lower than for more traditional products and we can face increased risk of not achieving sales sufficient to recover our costs. In addition, the pace of change in product offerings and consumer tastes in the electronics area is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter.

Market conditions, including commodity and fuel prices, public health conditions and other third party conduct could negatively impact our revenues, margins and our other business initiatives.

Economic and public health conditions, including factors that impact the strength of the retail market and retail demand, or our ability to manufacture and deliver products, can have a significant impact on our business. The success of our family entertainment products is dependent on consumer purchasing of those products. Consumers may not purchase our products because the products do not capture consumer interest and imagination or because competitor family entertainment offerings are deemed more attractive. But consumer spending on our products can also be harmed by factors that negatively impact consumers’ budgets generally, and which are not due to our product offerings. Significant increases in the costs of other products which are required by consumers, such as gasoline and home heating fuels, may reduce household spending on entertainment products we offer. In addition, rising fuel and raw material prices, for components such as resin used in plastics, or increased transportation costs, may increase our costs for producing and transporting our products, which in turn may reduce our margins and harm our business.

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

Other conditions, such as the unavailability of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could delay or increase the cost of implementing our business initiatives and product plans or alter our actions and reduce actual results. For example, work stoppages, slowdowns or strikes, a severe public health pandemic or the occurrence or threat of wars or other conflicts, could impact our ability to manufacture or deliver product, resulting in increased costs and/or lost sales for our products.

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully. In addition, we have a material amount of acquired product rights which, if impaired, would result in a reduction of our income.

Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. However, as of December 31, 2006, we had approximately $532,257 of acquired product and licensing rights included in other assets on our balance sheet. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net income caused by impairment charges could harm our financial results.

We may not realize the anticipated benefits of future acquisitions or those benefits may be delayed or reduced in their realization.

Although we have not made any major acquisitions in the last few years, acquisitions have been a significant part of our historical growth and have enabled us to further broaden and diversify our product offerings. In making acquisitions, we target companies that we believe offer attractive family entertainment products. We may also target companies in markets where we would like to increase our local presence. However, we cannot be certain that the products of companies we may acquire in the future will achieve or maintain popularity with consumers or that we will be successful in a particular geographic region. In some cases, we expect that the integration of the product lines of the companies that we acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies that we believe have strong and creative management, in which case we plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will continue to develop popular and profitable products or services.

From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

As is the case with many large multinational corporations, we are subject from time to time to regulatory investigations, litigation and arbitration disputes. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant expense for us and harm our business. The fact that we operate in significant numbers of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements.

We rely on external financing, including our credit facilities and accounts receivable securitization facility, to fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our revolving credit facility and our other credit facilities for working capital. We currently have a five-year revolving credit agreement, which provides for a $300,000 committed revolving credit facility which provides the Company the ability to request increases in the committed facility in additional increments of $50,000, up to a total of $500,000. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions, and financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations.

As an additional source of working capital and liquidity, we currently have a $250,000 accounts receivable securitization program, which is increased to $300,000 from fiscal October through fiscal January. Under this program, we sell on an ongoing basis, substantially all of our U.S. dollar denominated trade accounts receivable to a bankruptcy remote special purpose entity. Under this facility, the special purpose entity is able to sell, on a revolving basis, undivided ownership interests in the eligible receivables to bank conduits. During the term of the facility, we must maintain certain performance ratios. If we fail to maintain these ratios, we could be prevented from accessing this cost-effective source of working capital and short-term financing.

We believe that our cash flow from operations, together with our cash on hand and access to existing credit facilities and our accounts receivable securitization facility, are adequate for current and planned needs in 2007. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing our available cash balance, such as unexpected material operating losses or increased capital or other expenditures, as well as increases in inventory or accounts receivable that are ineligible for sale under our securitization facility, or future events that may reduce or eliminate the availability of external financial resources.

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

As of December 31, 2006, we had $494,983 of total principal amount of indebtedness outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all. This total indebtedness includes $249,996 in aggregate principal amount of 2.75% senior convertible debentures that we issued in 2001. On December 1, 2011 and December 1, 2016, and upon the occurrence of certain fundamental corporate changes, holders of the 2.75% senior convertible debentures may require us to purchase their debentures. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at our discretion, provided that we will pay accrued and unpaid interest in cash. We may not have sufficient cash at that time to make the required repurchases and may be required to settle in shares of common stock.

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

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations, violation of which could subject us to sanctions. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act. In addition, certain of our products are subject to regulation by the Food and Drug Administration. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance in the future. Failure to comply could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually and in the aggregate in any given fiscal year, could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future sales and results of operations.

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. At December 31, 2006, approximately $469,938 or 15.2%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill could harm our results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

				Lease
		Square	Type of	Expiration
Location	Use	Feet	Possession	Dates

Rhode Island
Pawtucket(1) (2) (3)	Administrative, Sales & Marketing, and Product Development offices	343,000	Owned	—
Pawtucket(2)	Executive Office	23,000	Owned	—
East Providence (2) (3)	Administrative Office	120,000	Leased	2014
Central Falls(1) (2)	Warehouse	261,500	Owned	—
Massachusetts
East Longmeadow(1) (3)	Office, Manufacturing & Warehouse	1,148,000	Owned	—
East Longmeadow(1) (3)	Warehouse	500,000	Leased	2007
California
Chino(1)	Warehouse	1,001,000	Leased	2010
Texas
Dallas(1)	Warehouse	147,500	Leased	2011
Washington
Renton(1)	Office	95,400	Leased	2016
Tukwilla(1)	Warehouse	5,000	Leased	2007
Australia
Erskine Park(4)	Office & Warehouse	98,400	Leased	2015
Eastwood(4)	Office	16,900	Leased	2009
Belgium
Brussels(4)	Office & Showroom	18,800	Leased	2008
Canada
Montreal(1)	Office, Warehouse & Showroom	133,900	Leased	2010
Mississauga(1)	Sales Office & Showroom	16,300	Leased	2010
Montreal(1)	Warehouse	88,100	Leased	2010
Chile
Santiago(4)	Warehouse	67,600	Leased	2007
Santiago(4)	Office	17,300	Leased	2007
China
Shenzhen(3)	Office	25,700	Leased	2009
Shenzhen(3)	Office	26,600	Leased	2009
Denmark
Glostrup(4)	Office	9,200	Leased	2010
England
Uxbridge(4)	Office & Showroom	51,000	Leased	2013
France
Le Bourget du Lac(4)	Office	33,500	Owned	—
Creutzwald(4)	Warehouse	301,300	Owned	—
Germany
Soest(4)	Office & Warehouse	258,300	Owned	—
Soest(4)	Warehouse	79,700	Leased	2007
Dreieich(4)	Office	24,900	Leased	2015

				Lease
		Square	Type of	Expiration
Location	Use	Feet	Possession	Dates

Hong Kong
Kowloon(3)	Offices	64,300	Leased	2008
New Territories(3)	Warehouse	11,500	Leased	2008
New Territories(3)	Warehouse	8,100	Leased	2009
Ireland
Waterford(3)	Office, Manufacturing & Warehouse	244,000	Owned	—
Italy
Milan(4)	Office & Showroom	12,100	Leased	2007
Mexico
Mexico City(1)	Office	21,700	Leased	2013
Carretera(1)	Warehouse	221,700	Leased	2011
The Netherlands
Utrecht(4)	Office	7,200	Leased	2008
Amsterdam(2)	Office	2,600	Leased	2011
New Zealand
Auckland(4)	Office & Warehouse	35,000	Leased	2010
Poland
Warsaw(4)	Office	3,200	Leased	2007
Spain
Valencia(4)	Office & Warehouse	251,900	Leased	2015
Switzerland
Delemont(2)	Office	9,200	Leased	2009
Baar(4)	Office	3,700	Leased	2011
Turkey
Istanbul(4)	Office	11,000	Leased	2007
Wales
Newport(4)	Warehouse	94,000	Leased	2013
Newport(4)	Warehouse	72,000	Leased	2018
Newport(4)	Warehouse	198,000	Owned	—

(1)	Property used in the North American segment.

(2)	Property used in the Corporate function.

(3)	Property used in the Global Operations segment.

(4)	Property used in the International segment.

In addition to the above listed facilities, the Company either owns or leases various other properties approximating an aggregate of 123,500 square feet which are utilized by its various segments. The Company also either owns or leases an aggregate of approximately 533,600 square feet not currently being utilized in its operations or previously included in restructuring actions, which are currently subleased or offered for sublease.

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

			Period
			Serving in
			Current
Name	Age	Position and Office Held	Position

Alfred J. Verrecchia(1)	64	President and Chief Executive Officer	Since 2003
Brian Goldner(2)	43	Chief Operating Officer	Since 2006
David D. R. Hargreaves(3)	54	Executive Vice President, Finance and Global Operations and Chief Financial Officer	Since 2007
Frank P. Bifulco, Jr.(4)	57	President, North American Sales	Since 2006
Simon Gardner(5)	46	President, Hasbro Europe	Since 2002
Barry Nagler	50	Senior Vice President, General Counsel and Secretary	Since 2001
Deborah Thomas Slater(6)	43	Senior Vice President and Controller	Since 2003
Martin R. Trueb	54	Senior Vice President and Treasurer	Since 1997

(1)	Prior thereto, President and Chief Operating Officer from 2001 to 2003.

(2)	Prior thereto, President, U.S. Toys Segment from 2003 to 2006; prior thereto, President, U.S. Toys, from 2001 to 2003.

(3)	Prior thereto, Senior Vice President and Chief Financial Officer from 2001 to 2007.

(4)	Prior thereto, President, U.S. Games since joining the Company in June 2003; prior thereto, Senior Vice President and Chief Marketing Officer of The Timberland Company since 2001.

(5)	From 2002 to 2003 also President, Asia Pacific; prior to 2002, President, Hasbro International.

(6)	Prior thereto, Vice President and Assistant Controller from 1998 to 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $.50 per share (the “Common Stock”), is traded on the New York Stock Exchange under the symbol “HAS”. The following table sets forth the high and low sales prices as reported on the Composite Tape of the New York Stock Exchange and the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices		Cash Dividends
Period	High	Low	Declared

2006
1st Quarter	$21.90	19.52	$.12
2nd Quarter	21.27	17.90	.12
3rd Quarter	22.75	17.00	.12
4th Quarter	27.69	22.41	.12
2005
1st Quarter	$21.50	18.11	$.09
2nd Quarter	21.00	18.40	.09
3rd Quarter	22.35	19.83	.09
4th Quarter	20.75	17.75	.09

The approximate number of holders of record of the Company’s Common Stock as of February 8, 2007 was 9,400.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate. Payment of dividends is subject to restrictions contained in agreements relating to the Company’s outstanding short-term and long-term debt.

Issuer Repurchases of Common Stock

Repurchases Made in the Fourth Quarter (in whole numbers of shares and dollars)

(c)
			Total	(d)
			Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
	(a)	(b)	as Part of	that May yet
	Total	Average	Publicly	be Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs

October 2006
(October 2, 2006 to October 29, 2006)	1,055,122	$22.9814	1,010,000	$212,217,280
November 2006
(October 30, 2006 to December 3, 2006)	404,769	$26.8426	395,000	$201,615,992
December 2006
(December 4, 2006 to December 31, 2006)	210,100	$26.8221	210,100	$195,980,672

Total	1,669,991	$24.4004	1,615,100	$195,980,672

In 2006, the Company utilized the remaining capacity it had under the Board of Director’s May 2005 authorization to repurchase up to $350 million in common stock. In July 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $350 million in common stock. Purchases of the Company’s common stock may be made from time to time, subject to certain market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

In October and November 2006, the Company repurchased an aggregate of 54,891 shares upon the exercises of stock options, which shares were delivered by the award recipient as payment of the exercise price and related taxes. These shares were purchased at the market prices on the dates of the exercises of the stock options.

Item 6.	Selected Financial Data

	Fiscal Year
	2006	2005	2004	2003	2002
	(Thousands of dollars and shares except per share data and ratios)

Statement of Earnings Data:
Net revenues	$3,151,481	3,087,627	2,997,510	3,138,657	2,816,230
Net earnings before cumulative effect of accounting change	$230,055	212,075	195,977	175,015	75,058
Per Common Share Data:
Earnings before cumulative effect of accounting change
Basic	$1.38	1.19	1.11	1.01	.43
Diluted	$1.29	1.09	.96	.94	.43
Cash dividends declared	$.48	.36	.24	.12	.12
Balance Sheet Data:
Total assets	$3,096,905	3,301,143	3,240,660	3,163,376	3,142,881
Total long-term debt	$494,917	528,389	626,822	688,204	1,059,115
Ratio of Earnings to Fixed Charges(1)	9.74	8.33	6.93	4.56	2.05
Weighted Average Number of Common Shares:
Basic	167,100	178,303	176,540	173,748	172,720
Diluted	181,043	197,436	196,048	190,058	185,062

(1)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest, amortization of deferred debt expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes.

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

The following discussion should be read in conjunction with the audited consolidated financial statements of the Company included in Part II Item 8 of this document.

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

(Thousands of Dollars and Shares Except Per Share Data)

Executive Summary

The Company earns revenue and generates cash through the sale of a variety of toy and game products. The Company sells these products both within the United States and in a number of international markets. The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year and within that half, the fourth quarter. In 2006, 68% of the Company’s net revenues were generated in the second half of the year with 35% of annual net revenues generated in the fourth quarter. In both 2005 and 2004, percentages were comparable at 67% and 35% for the second half and fourth quarter. While many of the Company’s products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties, such as MARVEL and STAR WARS properties.

In January 2006 the Company simplified its operating segment structure in order to better focus on consumer demands, better anticipate the needs of its retail customers, provide a more integrated toy and game marketing plan, place a greater company-wide focus on its core brands and thereby improve its overall business. The Company’s North American toy and games business is managed under common leadership, providing a combined focus on developing, marketing, and selling products in the U.S., Canada and Mexico. The International segment consists of the Company’s European, Asia Pacific and Latin American marketing operations, excluding Mexico. The Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Hasbro Products Group continues to be responsible for the world-wide outlicensing of the Company’s intellectual properties and works closely with the North American and International segments on the coordinated out-licensing activities of the Company’s brands.

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet. While the Company has sought to achieve a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. Given the strength of its core brands, the Company may also seek to drive product-related revenues by increasing the visibility of its core brands through entertainment-based theatrical venues. As an example of this, in July of 2007, the TRANSFORMERS motion picture is expected to be released and the Company has developed products based on the motion picture that will be marketed in 2007.

The Company’s core brands represent Company-owned or Company-controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL and TONKA, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. In 2006, the Company had strong sales of core brand products, namely PLAYSKOOL, LITTLEST PET SHOP, MONOPOLY, NERF, and PLAY-DOH.

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

With the theatrical release of Lucasfilm’s STAR WARS EPISODE III: REVENGE OF THE SITH in May 2005, and the subsequent holiday season DVD release, sales of product related to the Company’s strategic STAR WARS license were a significant contributor to 2005 revenues and have continued to be strong in 2006. Pairing this key licensed property with the Company’s ability to design and produce action figures, role playing toys, and games, as well as its ability to launch an integrated marketing campaign to promote the product globally, was the key to this line’s success. While sales of product related to this license performed well in 2006, they were lower than 2005.

While the Company’s strategy has continued to focus on growing its core brands and developing innovative, new products, it will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In 2006, the Company entered into a license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively “Marvel”) to produce toys and games based on Marvel’s portfolio of characters. The Company will also incur royalties on products based on the theatrical release of TRANSFORMERS in July 2007. While gross profits of theatrical entertainment-based products are generally higher than many of the Company’s other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm’s STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profit made on these products.

The Company remains committed to reducing fixed costs and increasing operating margins. Over the last 5 years the Company has improved its operating margin from 7.8% in 2002 to 11.9% in 2006. In the fourth quarter of 2006, as part of its ongoing cost reduction efforts, the Company determined that it will reduce its manufacturing activity in Ireland and transition the manufacture of certain products to the Company’s suppliers in China. The Company is also investing to grow its business in emerging international markets. With a strong balance sheet, and having achieved a debt to capitalization ratio of between 25-30%, the Company will also continue to evaluate strategic alliances and acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. The Company expects to leverage revenue to offset the impact of these investments and maintain 2007 operating margin levels near 2006.

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchase and dividends. As part of this initiative, in July 2006, the Company’s Board of Directors (the “Board’’) authorized the repurchase of an additional $350,000 in common stock after a previous authorization of $350,000 was exhausted in July 2006. For the fiscal year ended December 31, 2006, the Company has invested $456,744 in the repurchase of 22,767 shares of common stock in the open market. The Company intends to opportunistically repurchase shares in the future subject to market conditions. In addition, in February 2007, the Company announced an increase in its quarterly dividend to $.16 per share. This is the fourth consecutive year that the Board of Directors has increased the dividend rate.

Summary

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for each of the three fiscal years ended December 31, 2006.

	2006	2005	2004

Net revenues	100.0%	100.0%	100.0%
Cost of sales	41.4	41.7	41.8

Gross profit	58.6	58.3	58.2
Amortization	2.5	3.3	2.4
Royalties	5.4	8.0	7.4
Research and product development	5.4	4.9	5.2
Advertising	11.7	11.8	12.9
Selling, distribution and administration	21.7	20.2	20.5

Operating profit	11.9	10.1	9.8
Interest expense	0.9	1.0	1.1
Interest income	(0.9)	(0.8)	(0.3)
Other (income) expense, net	1.1	(0.2)	0.3

Earnings before income taxes	10.8	10.1	8.7
Income taxes	3.5	3.2	2.2

Net earnings	7.3%	6.9%	6.5%

Results of Operations

The fiscal year ended December 31, 2006 was a fifty-three week year while the fiscal years ended December 25, 2005 and December 26, 2004 were fifty-two week years.

Net earnings for the fiscal year ended December 31, 2006 were $230,055, or $1.29 per diluted share. This compares to net earnings for fiscal 2005 and 2004 of $212,075 and $195,977, or $1.09 and $.96 per diluted share, respectively.

On December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which required that the Company measure all stock-based compensation awards using a fair value method and record such expense in its financial statements. The Company adopted this statement using the modified prospective method. Under this adoption method, the Company is recording expense related to stock option awards that were unvested as of the date of adoption as well as all awards made after the date of adoption. The adoption of this statement resulted in total expense, net of tax, of $14,285 in 2006.

Net earnings and basic and diluted earnings per share for 2005 include income tax expense of approximately $25,800 related to the Company’s repatriation of approximately $547,000 of foreign earnings in the fourth quarter of 2005 pursuant to the special incentive provided by the American Jobs Creation Act of 2004.

Consolidated net revenues for the year ended December 31, 2006 were $3,151,481 compared to $3,087,627 in 2005 and $2,997,510 in 2004. Most of the Company’s revenues and operating profits were derived from its two principal segments: North America and International, which are discussed in detail below. Consolidated net revenues were positively impacted by foreign currency translation in the amount of $27,800 in 2006 and $1,029 in 2005 as the result of the overall weaker U.S. dollar in each of those years. The following table presents net revenues and operating profit data for the Company’s two principal segments for 2006, 2005 and 2004. Both 2005 and 2004 results have been reclassified to conform to the Company’s new operating segment structure. The operating profit for 2005 and 2004 for each of these segments have been adjusted to include the impact of expense related to stock options as disclosed under SFAS 123, consistent with the Company’s management reporting. See notes 1 and 15 to the consolidated financial statements for further details.

		%		%
	2006	Change	2005	Change	2004

Net Revenues
North America	$2,130,290	4%	$2,038,556	4%	$1,956,031
International	$959,319	(3)%	$988,591	1%	$977,128
Operating Profit
North America	$275,959	67%	$165,676	1%	$163,786
International	$90,893	(15)%	$106,435	13%	$94,487

North America

North American segment net revenues for the year ended December 31, 2006 increased 4% to $2,130,290 from $2,038,556 in 2005. The impact of foreign currency translation on North American segment net revenues in 2006 was favorable and increased net revenues by approximately $3,200. Anticipated decreased revenues of STAR WARS products were more than offset primarily by increased sales of LITTLEST PET SHOP, PLAYSKOOL, NERF, I-DOG and MONOPOLY products, as well as revenues from the successful reintroduction of BABY ALIVE. 2006 revenues were also positively impacted, to a lesser extent, by increased sales of PLAY-DOH and TRANSFORMERS products. STAR WARS revenues were significant in 2005 due to the theatrical and DVD releases of STAR WARS EPISODE III: REVENGE OF THE SITH and remained strong in 2006. In 2007, the Company will introduce products related to two anticipated major motion picture releases, SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007.

North American operating profit increased to $275,959 in 2006 from $165,676 in 2005. The increase in operating profit is primarily due to increased gross profit as a result of the increased sales in 2006 as well as decreases in royalty and amortization expense principally due to the decrease in sales of STAR WARS products. Operating profit for the North American segment was negatively impacted by higher research and product development costs due to higher investments in the PLAYSKOOL line and costs related to MARVEL products expected to be introduced in 2007. North American operating profit was negatively impacted in 2005 by a loss of approximately $23,000 in the electronic games category, which included charges associated with inventory obsolescence and customer allowances related to plug and play games.

North American segment net revenues for the year ended December 25, 2005 increased 4% to $2,038,556 from $1,956,031 in 2004. North American revenues were positively impacted in 2005 by currency translation by approximately $11,300 due to the stronger Mexican Peso and Canadian Dollar. The increase in volume was predominantly due to increased revenues from STAR WARS related products as the result of the theatrical and DVD release of STAR WARS EPISODE III: REVENGE OF THE SITH in 2005. In addition to the increase from STAR WARS related products, North American net revenues were also positively impacted by the reintroduction of LITTLEST PET SHOP products as well as increased sales of NERF products. These increases were partially offset by decreased games sales in 2005, primarily MAGIC: THE GATHERING and DUEL MASTERS trading card games. Net revenues in 2005 were also negatively impacted by decreased sales of VIDEONOW and FURREAL FRIENDS products as well as the continued decline in BEYBLADE products.

North American segment operating profit increased slightly to $165,676 in 2005 from $163,786 in 2004. Increased gross profit primarily resulting from higher net revenues was partially offset by higher royalty and amortization expense associated with higher sales of STAR WARS products. 2005 operating profit was also positively impacted by decreased advertising expense due to the high percentage of net revenues that represented STAR WARS products, which do not require as much advertising and promotion to raise awareness as an internally-developed product would. North American operating profit was negatively impacted in 2005 by a loss of approximately $23,000 in the electronic games category, which included charges associated with inventory obsolescence and customer allowances related to plug and play games. Currency translation had a positive impact of approximately $1,900 on the operating profit of the North American segment in 2005.

International

International segment net revenues for the year ended December 31, 2006 decreased by 3% to $959,319 from $988,591 in 2005. In 2006 net revenues were positively impacted by currency translation by approximately $24,300 as a result of a weaker U.S. dollar. The decrease in net revenues was primarily the result of decreased sales of STAR WARS products in 2006 as well as decreased sales of FURBY and DUEL MASTERS products. These decreases were partially offset by increased revenues from LITTLEST PET SHOP, PLAYSKOOL and MONOPOLY products. To a lesser extent, 2006 net revenues were also positively impacted by increased sales of MY LITTLE PONY, TRANSFORMERS, and PLAY-DOH products as well as the reintroduction of the BABY ALIVE doll.

International segment operating profit decreased 15% to $90,893 in 2006 from $106,435 in 2005. Operating profit in 2006 was positively impacted by approximately $4,900 due to the translation of foreign currencies to the U.S. dollar. The decrease in operating profit is the result of decreased gross profit primarily as the result of the decrease in net revenues, partially offset by decreases in royalties and amortization expense as a result of the decrease in sales of STAR WARS products.

International segment net revenues for the year ended December 25, 2005 increased by 1% to $988,591 from $977,128 in 2004. In 2005, net revenues were negatively impacted by approximately $10,000 as a result of the stronger U.S. dollar. The increase in revenues was primarily the result of increased sales of STAR WARS products in 2005 and, to a lesser extent, the successful reintroduction of LITTLEST PET SHOP and FURBY products and the introduction of B-DAMAN products. These increases were partly offset by decreased sales of BEYBLADE and ACTION MAN products as well as decreased sales of FURREAL FRIENDS and VIDEONOW products. Revenues for board games grew internationally in 2005, while the Company experienced decreased revenues in its trading card games, primarily DUEL MASTERS and MAGIC: THE GATHERING.

International operating profit increased 13% to $106,435 in 2005 from $94,487 in 2004. Increased gross profit as a result of increased revenues was partially offset by higher amortization and royalty expenses as a result of the higher sales of licensed products, primarily STAR WARS products, in 2005. International operating profit was negatively impacted by approximately $4,500 due to the translation of foreign currencies to the U.S. dollar.

Gross Profit

The Company’s gross profit margin increased to 58.6% for the year ended December 31, 2006 from 58.3% in 2005. This increase is due to increased revenues from certain core brand products that have higher gross margins, such as LITTLEST PET SHOP products and traditional board games, such as MONOPOLY. Gross profit in 2006 was negatively impacted by a charge of approximately $10,300 related to the Company’s decision to transfer certain manufacturing activities from its Ireland manufacturing facility to its suppliers in China. Gross margin in 2005 was also negatively impacted by inventory obsolescence and customer allowances on plug and play games.

The Company’s gross profit margin increased slightly to 58.3% for the year ended December 25, 2005 from 58.2% in 2004. This increase was primarily due to increased sales of STAR WARS products. Gross profit margin in 2005 was also impacted by decreased sales of VIDEONOW products that have lower gross margins. These increases were largely offset by inventory obsolescence and customer allowances on plug and play games as well as lower sales of trading card games that carry a higher gross margin.

The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence. The Company’s failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 31, 2006:

	2006	2005	2004

Amortization	2.5%	3.3%	2.4%
Royalties	5.4	8.0	7.4
Research and product development	5.4	4.9	5.2
Advertising	11.7	11.8	12.9
Selling, distribution and administration	21.7	20.2	20.5

Amortization expense decreased to $78,934 in 2006 from $102,035 in 2005. This decrease was due to decreased amortization of STAR WARS property rights as a result of the decrease in sales of STAR WARS products in 2006. Amortization of these property rights is based on actual sales of products as a portion of total expected sales of related products related to this licensing right. Amortization is generally higher in years where theatrical or DVD releases occur, such as in 2005. Amortization expense increased to $102,035 in 2005 from $70,562 in 2004 as a result of increased amortization of STAR WARS property rights due to the theatrical and DVD releases of STAR WARS EPISODE III: REVENGE OF THE SITH.

Royalty expense decreased to $169,731 or 5.4% of net revenues in 2006 compared to $247,283 or 8.0% of net revenues in 2005. This decrease primarily relates to the decrease in sales of STAR WARS products in 2006, as a higher percentage of net revenues were from the Company’s core brands. Royalty expense in 2005 increased to $247,283 or 8.0% of net revenues in 2005 from $223,193 or 7.4% of net revenues in 2004. Increased royalty expense in 2005 related primarily to increased sales of STAR WARS related products. The increase from STAR WARS products was partially offset by lower sales of BEYBLADE, SHREK and DISNEY products. The Company expects royalty expense to increase in both dollars and as a percentage of net revenues in 2007 compared to 2006, due to significant anticipated revenues from MARVEL products in 2007 primarily due to the anticipated release of SPIDER-MAN 3 in May. In addition, in 2007, the Company will incur additional royalty expense on certain sales of TRANSFORMERS products that are related to the major motion picture release anticipated in July of 2007.

Research and product development expense increased in 2006 to $171,358 or 5.4% of net revenues from $150,586 or 4.9% of net revenues in 2005. This increase is the result of development expenses related to the MARVEL line of products as well as increased investment in the PLAYSKOOL line. Research and product development decreased in 2005 to $150,586 or 4.9% of net revenues from $157,162 or 5.2% of net revenues in 2004. The decrease reflected increased efficiencies in the product development of certain toy lines resulting from a realignment in 2004. This realignment streamlined the workforce of these toy lines and moved certain product development activity outside of the U.S. While the Company strives to incur these costs in the most efficient manner possible, investment in research and product development costs is an important component to the Company’s strategy to grow core brands and to create new and innovative toy and game products.

Advertising expense in 2006 was $368,996 or 11.7% of net revenues which was consistent with the 2005 expense of $366,371 or 11.8% of net revenues. Advertising expense in 2005 decreased in dollars and as a percentage of net revenues from $387,523 or 12.9% of net revenues in 2004. The Company continues to focus on marketing to raise awareness of its core brands, as well as to introduce new products.

Selling, distribution and administration expenses were $682,214 or 21.7% of net revenues in 2006 compared to $624,560 or 20.2% in 2005. Approximately $20,000 of this increase relates to the Company’s adoption of SFAS 123R in 2006 which required that the Company measure all stock-based compensation awards using a fair value method and record such expense in its financial statements. The remainder of the increase primarily relates to increased sales and marketing expense in 2006 associated with the higher level of sales and increased bonus and incentive provisions due to the strong performance of the Company in 2006. Selling, distribution and administration expenses increased in dollars but decreased as a percentage of net revenues to $624,560 or 20.2% of net revenues in 2005, from $614,401 or 20.5% of net revenues in 2004. The increase in administration costs in dollars in 2005 over 2004 primarily reflected increased performance incentive bonus provisions reflecting the Company’s improved performance.

Interest Expense

Interest expense continued to decrease in 2006 to $27,521 from $30,537 in 2005 and $31,698 in 2004. Decreases in interest expense resulting from lower levels of debt were partially offset by increases resulting from higher interest rates in 2006. The decrease in interest expense mainly reflects the reduction in the Company’s long-term debt. The Company repurchased or repaid principal amounts of long-term debt of $32,743 in 2006, $93,303 in 2005, and $56,697 in 2004. The Company will continue to review the amount of long-term debt outstanding as part of its strategic capital structure objective of maintaining a debt to capitalization ratio between 25% and 30%.

Interest Income

Interest income was $27,609 in 2006 compared to $24,157 in 2005 and $7,729 in 2004. Interest income includes $5,200 in 2006 related to a long-term deposit that was refunded during 2006 and approximately $4,100 in 2005 related to an IRS settlement. The increase in interest income reflects the Company’s strong financial position. During a portion of 2006, the Company invested excess cash in auction rate securities, which generated a higher rate of return and contributed to the increase in interest income in 2006. In recent years the Company has reduced its long-term debt which has reduced cash required to service debt and allowed the Company to retain and invest excess cash.

Other (Income) Expense, Net

Other (income) expense, net of $34,977 in 2006 compares to $(6,772) in 2005 and $8,955 in 2004. The major component of other (income) expense is non-cash (income) expense related to the change in fair value of certain warrants required to be classified as a liability. These warrants are required to be adjusted to their fair value each quarter through earnings. For 2006, 2005 and 2004, expense (income) related to the change in fair value of these warrants was $31,770, $(2,080) and $(12,710), respectively. The fair value of these warrants is primarily affected by the Company’s stock price, but is also affected by the Company’s stock price volatility and dividends, as well as risk-free interest rates. Assuming the Company’s stock volatility and dividend payments, as well as risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings as the price of the Company’s stock increases. If the price of the Company’s stock decreases and the Company’s stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company’s stock price to $30.00 per share at December 31, 2006 from its actual price of $27.25 a share on that date, the Company would have recognized a non-cash charge of approximately $52,190 rather than actual non-cash charge recorded of $31,770 for the year ended December 31, 2006, to reflect the change in the fair value of the warrants from their fair value of $123,860 at December 25, 2005.

In addition to the above, other (income) expense, net in 2006 and 2004 also include $2,629 and $8,988, respectively, representing write-downs of the value of the common stock of Infogrames, held by the Company as an available-for-sale investment. This write-down resulted from an other-than-temporary decline in the fair value of this investment.

Income Taxes

Income tax expense was 32.6% of pretax earnings in 2006 compared with 31.8% of pretax earnings in 2005 and 24.6% of pretax earnings in 2004. Income tax expense for 2006 includes approximately $7,800 of discrete tax events, primarily relating to the settlement of various tax exams in multiple jurisdictions. Income tax expense for 2005 includes approximately $25,800 related to the repatriation of $547,000 of foreign earnings pursuant to the special incentive provided by the American Jobs Creation Act of 2004. Income tax expense for 2005 was also reduced by approximately $4,000, due primarily to the settlement of an Internal

Revenue Service examination of tax years ending in December 2001. Absent these items and the effect of the adjustment of certain warrants to their fair value, which has no tax effect, the 2006 effective tax rate would have been 27.6% compared with 24.9% in 2005 and 25.9% in 2004. The increase in the adjusted rate to 27.6% in 2006 from 24.9% in 2005 was the result of higher earnings in jurisdictions with higher statutory tax rates. The decrease in the adjusted rate, to 24.9% in 2005 from 25.9% in 2004, was due to the tax impact of higher operating profits in jurisdictions with lower statutory tax rates.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2006, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its unsecured credit facilities. During 2007, the Company expects to continue to fund its working capital needs primarily through operations and, when needed, using proceeds from the accounts receivable securitization program and borrowings under its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its securitization program and other available lines of credit, are adequate to meet its needs for 2007.

During the last five fiscal years, as part of its strategy of reducing long-term debt and its overall debt-to-capitalization ratio, the Company has repurchased or repaid approximately $679,000 in aggregate principal amount of long-term debt, primarily using cash from operations. Remaining principal amounts of long-term debt at December 31, 2006, were $494,983. The Company believes that the reduction in its debt-to-capitalization ratio has improved its liquidity situation by decreasing cash required to service outstanding debt and increasing the ability of the Company to obtain additional financing should the need to do so arise in the future.

At December 31, 2006, cash and cash equivalents, net of short-term borrowings, were $704,818 compared to $927,592 and $707,043 at December 25, 2005 and December 26, 2004, respectively. Hasbro generated $320,647, $496,624, and $358,506 of cash from its operating activities in 2006, 2005 and 2004, respectively. The higher cash flows from operations in 2005 compared to 2006 and 2004 is primarily due to the mix of products in 2005 net revenues. Net earnings in 2005 included increased non-cash expenses primarily as a result of increased STAR WARS revenues. Increased royalty expense in 2005 related to revenues from STAR WARS products, most of which had been paid in prior years. In 2006 and 2005, operating cash flows were impacted by royalty advances paid of $105,000 and $35,000 related to MARVEL and STAR WARS agreements, respectively. In addition, the Company had increased amortization expense in 2005, which did not impact the cash flows from operations.

Accounts receivable increased to $556,287 at December 31, 2006 from $523,232 at December 25, 2005. Fourth quarter days sales outstanding increased slightly to 45 days in 2006 from 44 days in 2005. Fourth quarter days sales outstanding in 2004 was 49. The increase in days sales outstanding from 2005 primarily reflects increases in international accounts receivable due to the weaker U.S. dollar in 2006. The December 31, 2006 accounts receivable balance includes an increase of approximately $18,800 related to the currency impact of the weaker U.S. dollar. The Company has a revolving accounts receivable securitization facility whereby the Company is able to sell undivided interests in qualifying accounts receivable on an ongoing basis. At December 31, 2006 and December 25, 2005, there was $250,000 sold at each period-end under this program.

Inventories increased to $203,337 at December 31, 2006 from $179,398 at December 25, 2005. The increase in inventory represents higher levels of inventory at December 31, 2006 primarily due to anticipated sales of MARVEL products in early 2007. In addition, inventories increased approximately $6,100 due to the weaker U.S. dollar in 2006. The decrease in inventory to $179,398 at December 25, 2005 from $194,780 at December 26, 2004 reflects higher levels of inventory at December 26, 2004 due to lower levels of sales in the fourth quarter of 2004 and, to a lesser extent, lower international inventories in U.S. dollars as a result of the stronger U.S. dollar in 2005.

Prepaid expenses and other current assets increased to $243,291 at December 31, 2006 from $185,297 at December 25, 2005. This increase is primarily due to a royalty advance paid to MARVEL in 2006, of which approximately $87,400 is recorded in prepaid assets and $12,930 is shown in long-term assets at December 31, 2006. Prepaid expenses and other current assets decreased to $185,297 in 2005 from $219,735 in 2004. This decrease is primarily related to decreased prepaid royalties as a result of the increased sales of STAR WARS products in 2005. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are recorded. The decrease related to prepaid royalties was partially offset by increased deferred taxes. With respect to the MARVEL and STAR WARS licenses, the Company has prepaid royalties recorded in both current and non-current assets.

Accounts payable and accrued expenses increased to $895,311 at December 31, 2006 from $863,280 at December 25, 2005. $31,770 of this increase relates to the increase in fair value of the Lucas warrants that the Company is required to record as liabilities under SFAS 150. As a result of SFAS 150, the Company classifies these warrants containing a put option as a current liability and adjusts the amount of this liability to its fair value on a periodic basis. Increases from higher accrued bonus and incentive payments as a result of the Company’s strong performance in 2006 were offset by decreases in other accrued amounts, principally accrued royalties. Accounts payable and accrued expenses increased to $863,280 at December 25, 2005 from $806,528 at December 26, 2004. This primarily reflected an increase in accrued income taxes primarily as a result of improved earnings in 2005 and, to a lesser extent, taxes payable related to earnings repatriated under the American Jobs Creation Act (the “Act”). In December 2005, the Company repatriated approximately $547,000 under this Act. The increase from accrued income taxes was partially offset by lower accrued royalties at December 25, 2005 due to lower sales of BEYBLADE and SHREK products in the fourth quarter of 2005. These contracts did not require the Company to prepay royalties and these amounts were paid in arrears.

Cash flows from investing activities were a net utilization of $83,604, $120,671, and $84,967 in 2006, 2005, and 2004, respectively. During 2005, the Company expended $65,000 to reacquire the digital gaming rights for its owned or controlled properties from Infogrames Entertainment SA (Infogrames). These rights were previously held by Infogrames on an exclusive basis as a result of a licensing agreement entered into during 2000. In addition, the Company expended $14,179 to purchase the assets of Wrebbit Inc., a Montreal-based creator and manufacturer of innovative puzzles. In 2005, the Company also had proceeds from the sales of property, plant and equipment of $33,083. These proceeds came primarily from the sale of the Company’s former manufacturing facility in Spain. During 2006, the Company expended approximately $82,000 on additions to its property, plant and equipment while during 2005 and 2004 it expended approximately $71,000 and $79,000, respectively. Of these amounts, 63% in 2006, 61% in 2005, and 58% in 2004 were for purchases of tools, dies and molds related to the Company’s products. In 2007, the Company expects capital expenditures to increase and be in the range of $90,000 to $110,000, primarily as the result of increased tooling requirements for the MARVEL line. During the three years ended December 31, 2006, depreciation and amortization of plant and equipment was $67,773, $78,097, and $75,618, respectively. In 2004, the Company acquired the remaining unowned interest in its Latin America operations for total consideration of $9,824. This purchase resulted in an increase in goodwill in the amount of $9,390. The Company made no acquisitions of businesses in 2006.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow varying amounts during the year. During 2006, 2005 and 2004, the Company primarily utilized cash from operations and its accounts receivable securitization program to fund its operations.

The Company is party to an accounts receivable securitization program, which was amended in December 2006, whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC (“HRF”). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a cost-effective source of working capital. Based on the amount of eligible accounts receivable as of December 31, 2006, the Company had $300,000 available to sell under this program of which $250,000 was utilized.

In June 2006, the Company entered into a five-year revolving credit agreement (the “Agreement”) which provides the Company with a $300,000 committed borrowing facility that replaced the prior credit facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, up to a total of committed facility of $500,000. The Company is not required to maintain compensating balances under the Agreement. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the fiscal year ended December 31, 2006. The Company had no borrowings outstanding under its committed revolving credit facility at December 31, 2006. The Company also has other uncommitted lines from various banks, of which approximately $37,755 was utilized at December 31, 2006. Amounts available and unused under the committed line at December 31, 2006 were approximately $297,131.

Net cash utilized by financing activities was $467,279 in 2006. Of this amount, $456,744, which includes transaction costs, was used to repurchase shares of the Company’s common stock. In July 2006, the Company’s Board of Directors authorized the repurchase of an additional $350,000 in common stock subsequent to the full utilization of the Board of Director’s May 2005 authorization of $350,000. During 2006, the Company repurchased 22,767 shares at an average price of $20.03. In addition, $32,743 was used to repay long-term debt. Dividends paid were $75,282 in 2006 reflecting the increase in the Company’s quarterly dividend rate to $.12 per share in 2006 compared to $.09 per share in 2005. These uses of cash were partially offset by cash receipts of $86,257 from the exercise of employee stock options.

Net cash utilized by financing activities was $158,641 in 2005. This amount included repayments in principal amount of long-term debt totaling $93,303. These amounts primarily related to $71,970 of bonds that matured in November of 2005. The remaining amount related to repayment of long-term debt associated with the Company’s former manufacturing facility in Spain. Dividends paid increased to $58,901 as a result of the increase of the quarterly dividend rate to $0.09 in 2005 from $0.06. In 2005, the Company repurchased 2,386 shares at an average price of $20.10 under the Board of Director’s May 2005 authorization. The total cost of these repurchases, including transaction costs, was $48,030. The Company received $45,278 in 2005 in proceeds from the exercise of employee stock options.

Net cash utilized by financing activities was $75,824 in 2004. This amount included repurchases in principal amount of long-term debt totaling $56,697 in connection with the Company’s strategy of reducing its overall debt and improving its debt-to-capitalization ratio. The Company received $25,836 from the exercise of stock options during the year. Cash paid for dividends in 2004 was $37,088.

At December 31, 2006, the Company has outstanding $249,996 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company’s stock trade at or below $9.72 per share for 20 of the 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company’s stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2006, this conversion feature was met and the bonds are convertible through March 31, 2007 at which time the conversion feature will be reassessed. In addition, if the closing price of the Company’s stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. The holders of these debentures may also put the notes back to Hasbro in December 2011 and December 2016 at the original principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company’s discretion. While the Company’s current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash. On December 1, 2005, the holders of these debentures had the option to put these notes back to Hasbro. On that date, the Company redeemed $4 of these notes in cash.

The Company has remaining principal amounts of long-term debt at December 31, 2006 of approximately $494,983. As detailed below in Contractual Obligations and Commercial Commitments, this debt is due at varying times from 2008 through 2028. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $91,890 in 2007, which includes $70,000 of royalty commitments related to a contract signed in January 2006 with Marvel Entertainment, Inc. and Marvel Characters, Inc. Also, as detailed in Contractual Obligations and Commercial Commitments, the Company has certain warrants, currently recorded in accrued liabilities, that may be settleable for, at the Company’s option, $100,000 in cash or $110,000 in the Company’s stock, such stock being valued at the time of the exercise of the option. The Company believes that cash from operations, including the securitization facility, and, if necessary, its line of credit, will allow the Company to meet these and other obligations listed. The Company will continue to review the amount of long-term debt outstanding as part of its strategic capital structure objective of maintaining a debt to capitalization ratio between 25% and 30%.

In July 2006, the Company’s Board of Directors authorized the repurchase of up to $350,000 in common stock, replacing a fully utilized prior authorization of $350,000 dated May 2005. Purchases of the Company’s common stock may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the open authorization, and the timing, actual number, and the value of the shares that are repurchased will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date. In 2006, the Company repurchased 22,767 shares at an average price of $20.03 under these authorizations. The total cost of these repurchases, including transaction costs, was $456,744.

Critical Accounting Policies and Significant Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include sales allowances, inventory valuation, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations, and stock-based compensation.

Sales Allowances

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. Revenue from product sales is recognized upon passing of title to the customer, generally at the time of shipment. Revenue from product sales, less related sales allowances, is added to royalty revenue and reflected as net revenues in the consolidated statements of operations. The Company routinely commits to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of Company products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation. For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2006, there have been no material adjustments to the Company’s estimates.

Inventory Valuation

Inventory is valued at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value. Failure to accurately predict and respond to consumer demand could result in the Company under producing popular items or overproducing less popular items. Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard. During 2006, there have been no material adjustments to the Company’s estimates.

Recoverability of Goodwill and Intangible Assets

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company’s annual impairment test was performed in the fourth quarter of 2006 and no impairment was indicated. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 31, 2006, the Company has goodwill and intangible assets with indefinite lives of $545,676 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $456,519 at December 31, 2006. During 2006, there were no impairment charges related to these intangible assets.

Recoverability of Royalty Advances and Commitments

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 31, 2006, the Company had $181,561 of prepaid royalties, $116,792 of which are included in prepaid expenses and other current assets and $64,769 which are included in other assets.

Pension Costs and Obligations

The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected compensation increases, and applicable discount rates.

The estimates for the Company’s domestic plans are established at the Company’s measurement date of September 30 to measure the liabilities and assets of the plans as of that date and to establish the expense for the upcoming year. As a result of the Company’s adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“SFAS No. 158”) in December 2006, the Company will be required to change the measurement date for its pension plans to match its year-end date by 2008.

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on domestic plan assets was 8.75% in 2006, 2005 and 2004. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of .25% in the estimate of expected return on plan assets would have increased 2006 pension expense for U.S. plans by approximately $550.

Expected compensation increases are estimated using a combination of historical and expected compensation increases. Based on this analysis, the Company’s estimate of expected long-term compensation increases for its U.S. plans was 4.0% in 2006, 2005 and 2004. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. Based on this long-term corporate bond yield at September 30, 2006, the Company’s measurement date for its pension assets and liabilities, the Company’s discount rate for its domestic plans used for the calculation of 2007 pension expense was 5.75% compared to a rate of 5.50% used in the calculation of 2006 pension expense and 5.75% used in the calculation of 2005 pension expense. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of .25% in the Company’s discount rate would have increased 2006 pension expense and the 2006 projected benefit obligation by approximately $756 and $9,395, respectively.

In accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions”, actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore generally affect recognized expense in future periods. In December 2006, the Company adopted SFAS No. 158, which required that the funded status of the plans be recognized on the Company’s balance sheet and any unrecognized gains or losses be recorded to accumulated other comprehensive income. At December 31, 2006, the Company has unrecognized actuarial losses of $48,879 included in accumulated other comprehensive income related to its defined benefit pension plans. Assets in the plan are valued on the basis of their fair market value on the measurement date.

Stock-Based Compensation

The Company has a stock-based compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan, the Company grants stock options at or above the fair market value of the Company’s stock. On December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R, which requires the Company to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. The Company uses the Black-Scholes option pricing model to value the stock options that are granted under these plans. The Black-Scholes method includes four significant assumptions: (1) expected term of the options, (2) risk-free interest rate, (3) expected dividend yield, and (4) expected stock price volatility. For the Company’s 2006 stock option grant, the weighted average expected term was approximately 5 years. This amount is based on a review of employees’ exercise history relating to stock options as well as the contractual term of the option. The weighted average risk-free interest rate used for 2006 stock option grants was 4.98%. This estimate was based on the interest rate available on U.S. treasury securities with durations that approximate the expected term of the option. For 2006 stock option grants, the weighted average expected dividend yield used was 2.55% which is based on the Company’s current annual dividend amount divided by the stock price on the date of the grant. The weighted average expected stock price volatility used for 2006 stock option grants was 24%. This amount was derived using a combination of historical price volatility over the most recent period approximating the expected term of the option and implied price volatility. Implied price volatility represents the volatility implied in publicly traded options on the Company’s stock, which the Company believes represents the expected future volatility of the Company’s stock price. The Company believes that since this is a market-based estimate, it can provide a better estimate of expected future volatility.

In July 2006, as part of its employee stock-based compensation plan, the Company issued contingent stock performance awards, which provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over a ten quarter period beginning July 3, 2006 and ending December 28, 2008. Each award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and net revenue targets. The measurement of the expense related to this award is based on the Company’s current estimate of revenues and diluted earnings per share over the performance period. Changes in these estimates may impact the expense recognized related to these awards.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $494,983 in principal amount of long-term debt outstanding at December 31, 2006, excluding fair value adjustments. Future payments required under these and other obligations as of December 31, 2006 are as follows:

	Payments Due by Fiscal Year
Certain Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt	$—	135,092	—	—	—	359,891	494,983
Interest payments on long-term debt	22,436	22,436	14,128	14,128	14,128	192,058	279,314
Operating lease commitments	28,149	25,529	21,733	10,979	10,487	22,914	119,791
Future minimum guaranteed contractual payments	91,890	12,380	13,900	41,810	4,800	—	164,780
Purchase commitments	249,554	—	—	—	—	—	249,554

	$392,029	195,437	49,761	66,917	29,415	574,863	1,308,422

The Company’s agreement with MARVEL also requires the Company to make minimum expenditures on marketing and promotional activities, including the spending of at least $15,000 associated with the motion picture SPIDER-MAN 3, which is included in purchase commitments above. Certain of the future minimum guaranteed contractual royalty payments are contingent upon the theatrical release of the related entertainment property.

Included in the Thereafter column above is $249,996 in principal amount of senior convertible debt due 2021. The holders of these debentures may put the notes back to the Company in December 2011 and December 2016 at the principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two. In addition, at December 31, 2006, these debentures may be converted to shares at an initial conversion price of $21.60 per share through March 31, 2007, at which time the contingent conversion feature will be reassessed. If the Company’s stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of a calendar quarter, or upon other specified events, the debentures will be convertible at the initial conversion price of $21.60.

In addition to the above, the Company has certain warrants outstanding at December 31, 2006 that contain a put option that would require the Company to repurchase the warrants for a price to be paid, at the Company’s election, of either $100,000 in cash or $110,000 in shares of the Company’s common stock, such stock being valued at the time of the exercise of the option. The Company’s current intent is to settle this put option in cash if exercised. In accordance with SFAS 150, these warrants are recorded as a current liability in the amount of $155,630, which represented the fair value of these warrants at December 31, 2006.

In addition, the Company expects to make contributions totaling approximately $7,100 to its pension plans in 2007. The Company also has letters of credit and related instruments of approximately $71,000 at December 31, 2006.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using forward foreign exchange contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against foreign currencies could result in an approximate $22,000 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the related forecasted foreign currency transaction.

The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company’s revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts. Other than as set forth above, the Company does not hedge foreign currency exposures. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At December 31, 2006, these contracts had unrealized losses of $2,574, which are recorded in accrued liabilities. Included in accumulated other comprehensive income at December 31, 2006 are deferred losses of $2,116, net of tax.

At December 31, 2006, the Company had fixed rate long-term debt, excluding fair value adjustments, of $494,983. At December 31, 2006, the Company had fixed-for-floating interest rate swaps with notional amounts of $75,000. The interest rate swaps are designed to adjust a portion of the Company’s debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At

December 31, 2006, the fair value of these contracts were a liability of $66, which is included in long-term liabilities, with a corresponding fair value adjustment to decrease long-term debt. Changes in interest rates affect the fair value of fixed rate debt not hedged by interest rate swap agreements while affecting the earnings and cash flows of the long-term debt hedged by the interest rate swaps. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $15,600 or $12,800, respectively. A hypothetical one percentage point change in interest rates would increase or decrease 2007 pretax earnings and cash flows by $731 and $377, respectively.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top 5 customers, all retailers, accounted for approximately 53%, 53%, and 50% of its consolidated net revenues in 2006, 2005 and 2004, respectively. In the past three years certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2006, approximately 68% of the Company’s full year net revenues were recognized in the second half of the year. Although the Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years where the Company has products related to a major motion picture release that occurs in the first half of the year. In 2007, the Company will have products related to two major motion picture releases, SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of larger retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2006 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

Other Information

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was applicable to the Company as of January 1, 2007, the first day of fiscal 2007. The adoption of FIN 48 is expected to decrease the Company’s current liabilities and increase the Company’s long-term liabilities. Overall, tax liabilities are not expected to change by a material amount.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 31, 2007, the first day of fiscal 2008. The Company is currently evaluating SFAS No. 157 and the potential effect it will have on its consolidated balance sheet and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company has not yet determined the impact, if any, from the adoption of SFAS No. 159.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hasbro, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 10 to the consolidated financial statements, during the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”. As discussed in note 11 to the consolidated financial statements, during the fourth quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

/s/ KPMG LLP

Providence, Rhode Island
February 27, 2007

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and December 25, 2005
(Thousands of dollars except share data)

	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$715,400	942,268
Accounts receivable, less allowance for doubtful accounts of $27,700 in 2006 and $29,800 in 2005	556,287	523,232
Inventories	203,337	179,398
Prepaid expenses and other current assets	243,291	185,297

Total current assets	1,718,315	1,830,195
Property, plant and equipment, net	181,726	164,045

Other assets
Goodwill	469,938	467,061
Other intangibles, net	532,257	613,433
Other	194,669	226,409

Total other assets	1,196,864	1,306,903

Total assets	$3,096,905	3,301,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$10,582	14,676
Current portion of long-term debt	—	32,770
Accounts payable	160,015	152,468
Accrued liabilities	735,296	710,812

Total current liabilities	905,893	910,726
Long-term debt, excluding current portion	494,917	495,619
Other liabilities	158,205	171,322

Total liabilities	1,559,015	1,577,667

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2006 and 2005	104,847	104,847
Additional paid-in capital	322,254	358,199
Deferred compensation	—	(24)
Retained earnings	2,020,348	1,869,007
Accumulated other comprehensive earnings	11,186	15,348
Treasury stock, at cost, 49,074,215 shares in 2006 and 31,744,690 shares in 2005	(920,745)	(623,901)

Total shareholders’ equity	1,537,890	1,723,476

Total liabilities and shareholders’ equity	$3,096,905	3,301,143

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal Years Ended in December
(Thousands of dollars except per share data)

	2006	2005	2004

Net revenues	$3,151,481	3,087,627	2,997,510
Cost of sales	1,303,885	1,286,271	1,251,657

Gross profit	1,847,596	1,801,356	1,745,853

Expenses
Amortization	78,934	102,035	70,562
Royalties	169,731	247,283	223,193
Research and product development	171,358	150,586	157,162
Advertising	368,996	366,371	387,523
Selling, distribution and administration	682,214	624,560	614,401

Total expenses	1,471,233	1,490,835	1,452,841

Operating profit	376,363	310,521	293,012

Nonoperating (income) expense
Interest expense	27,521	30,537	31,698
Interest income	(27,609)	(24,157)	(7,729)
Other (income) expense, net	34,977	(6,772)	8,955

Total nonoperating (income) expense	34,889	(392)	32,924

Earnings before income taxes	341,474	310,913	260,088
Income taxes	111,419	98,838	64,111

Net earnings	$230,055	212,075	195,977

Per common share
Net earnings
Basic	$1.38	1.19	1.11

Diluted	$1.29	1.09	.96

Cash dividends declared	$.48	.36	.24

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Thousands of dollars)

	2006	2005	2004

Cash flows from operating activities
Net earnings	$230,055	212,075	195,977
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	67,773	78,097	75,618
Other amortization	78,934	102,035	70,562
Loss on early extinguishment of debt	—	—	1,277
Loss on impairment of investment	2,629	—	8,988
Change in fair value of liabilities potentially settleable in common stock	31,770	(2,080)	(12,710)
Deferred income taxes	24,967	(24,032)	34,624
Stock-based compensation	22,832	74	138
Excess tax benefits from stock-based compensation	(14,959)	—	—
Change in operating assets and liabilities (other than cash and cash equivalents):
(Increase) decrease in accounts receivable	(10,708)	39,341	75,590
(Increase) decrease in inventories	(17,623)	10,677	(15,838)
(Increase) decrease in prepaid expenses and other current assets	(35,174)	74,531	29,423
Increase (decrease) in accounts payable and accrued liabilities	(20,680)	33,211	(89,735)
Other, including long-term advances	(39,169)	(27,305)	(15,408)

Net cash provided by operating activities	320,647	496,624	358,506

Cash flows from investing activities
Additions to property, plant and equipment	(82,103)	(70,584)	(79,239)
Investments and acquisitions, net of cash acquired	—	(79,179)	(9,824)
Proceeds from sale of property, plant and equipment	1,197	33,083	4,309
Puchases of short-term investments	(941,120)	—	—
Proceeds from sales of short-term investments	941,120	—	—
Other	(2,698)	(3,991)	(213)

Net cash utilized by investing activities	(83,604)	(120,671)	(84,967)

Cash flows from financing activities
Repurchases and repayments of borrowings with original maturities of more than three months	(32,743)	(93,303)	(57,974)
Net repayments of other short-term borrowings	(3,726)	(3,685)	(6,598)
Purchase of common stock	(456,744)	(48,030)	—
Stock option transactions	86,257	45,278	25,836
Excess tax benefits from stock-based compensation	14,959	—	—
Dividends paid	(75,282)	(58,901)	(37,088)

Net cash utilized by financing activities	(467,279)	(158,641)	(75,824)

Effect of exchange rate changes on cash	3,368	(46)	6,540

(Decrease) increase in cash and cash equivalents	(226,868)	217,266	204,255
Cash and cash equivalents at beginning of year	942,268	725,002	520,747

Cash and cash equivalents at end of year	$715,400	942,268	725,002

Supplemental information
Interest paid	$26,228	33,265	35,781

Income taxes paid	$84,901	32,962	40,647

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Thousands of dollars)

					Accumulated
		Additional			Other		Total
	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Compensation	Earnings	Earnings	Stock	Equity

Balance, December 28, 2003	$104,847	397,878	(679)	1,567,693	30,484	(694,983)	1,405,240
Net earnings	—	—	—	195,977	—	—	195,977
Other comprehensive earnings	—	—	—	—	51,904	—	51,904

Comprehensive earnings							247,881
Stock option and warrant transactions	—	(16,748)	—	—	—	45,720	28,972
Restricted stock activity	—	(385)	581	—	—	(104)	92
Dividends declared	—	—	—	(42,461)	—	—	(42,461)

Balance, December 26, 2004	104,847	380,745	(98)	1,721,209	82,388	(649,367)	1,639,724
Net earnings	—	—	—	212,075	—	—	212,075
Other comprehensive loss	—	—	—	—	(67,040)	—	(67,040)

Comprehensive earnings							145,035
Stock option and warrant transactions	—	(22,546)	—	—	—	73,496	50,950
Purchases of treasury stock	—	—	—	—	—	(48,030)	(48,030)
Restricted stock activity	—	—	74	—	—	—	74
Dividends declared	—	—	—	(64,277)	—	—	(64,277)

Balance, December 25, 2005	104,847	358,199	(24)	1,869,007	15,348	(623,901)	1,723,476
Net earnings	—	—	—	230,055	—	—	230,055
Other comprehensive earnings	—	—	—	—	22,588	—	22,588

Comprehensive earnings							252,643
Adjustment to adopt SFAS No. 158	—	—	—	—	(26,750)	—	(26,750)
Stock option and warrant transactions	—	(58,498)	—	—	—	159,645	101,147
Purchases of treasury stock	—	—	—	—	—	(456,744)	(456,744)
Stock-based compensation	—	22,553	24	—	—	255	22,832
Dividends declared	—	—	—	(78,714)	—	—	(78,714)

Balance, December 31, 2006	$104,847	322,254	—	2,020,348	11,186	(920,745)	1,537,890

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interest in other companies are accounted for using the equity method. The Company had no equity method investments at December 31, 2006 that were material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal year ended December 31, 2006 was a fifty-three week period while the fiscal years ended December 25, 2005 and December 26, 2004 were fifty-two week periods.

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

At December 31, 2006 and December 25, 2005, finished goods comprised 92% and 89% of inventories, respectively.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment at least annually. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested annually for impairment by comparing their carrying value to their estimated fair value, also calculated using the present value of expected future cash flows.

The remaining intangibles having defined lives are being amortized over three to twenty-five years, primarily using the straight-line method. Approximately 9% of other intangibles relate to rights acquired in connection with a major motion picture entertainment property and are being amortized over the contract life, in proportion to projected sales of the licensed products during the same period.

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods to amortize the cost of property, plant and equipment over their estimated useful lives. The principal lives, in years, used in determining depreciation rates of various assets are: land improvements 15 to 19, buildings and improvements 15 to 25 and machinery and equipment 3 to 12. Tools, dies and molds are amortized over a three-year period or their useful lives, whichever is less, using an accelerated method. The Company generally owns all tools, dies and molds related to its products.

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short- and long-term borrowings, accounts payable and accrued liabilities. At December 31, 2006, the carrying cost of these instruments approximated their fair value, with the exception of the Company’s contingent convertible debentures due 2021. At December 31, 2006, these debentures had a carrying value of $249,996 and an approximate fair value of $318,700. The Company’s financial instruments also include foreign currency forwards (see note 13) as well as interest rate swap agreements (see note 7). At December 31, 2006, the carrying value of these instruments approximated their fair value based on quoted or publicly available market information.

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

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2006, 2005, and 2004, these costs were $145,729, $144,953 and $144,620, respectively, and are included in selling, distribution and administration expenses.

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

Foreign Currency Translation

Foreign currency assets and liabilities are translated into U.S. dollars at period-end rates, and revenues, costs and expenses are translated at weighted average rates during each reporting period. Earnings include gains or losses resulting from foreign currency transactions and, when required, translation gains and losses resulting from the use of the U.S. dollar as the functional currency in highly inflationary economies. Other gains and losses resulting from translation of financial statements are a component of other comprehensive earnings.

Pension Plans, Postretirement and Postemployment Benefits

Hasbro, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits. In December 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87, 88, 106 and 132(R). See footnotes 2 and 11 for the impact of adoption of this statement.

The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2007, the Company expects to contribute approximately $7,100 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Risk Management Contracts

Hasbro uses foreign currency forward and option contracts, generally purchased for terms of not more than eighteen months, to mitigate the impact of adverse currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the unit, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with counterparties who are major financial institutions. The Company believes any risk related to default by a counterparty to be remote. Hasbro does not enter into derivative financial instruments for speculative purposes.

At the inception of the contracts, Hasbro designates its derivatives as either cash flow or fair value hedges. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at the inception of the hedge and on an on-going basis, the effectiveness of the derivatives used in hedging transactions in offsetting changes in the cash flows of the forecasted transaction. The ineffective portion of a hedging derivative, if any, is immediately recognized in the consolidated statements of operations.

The Company records all derivatives, such as foreign currency exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive earnings (“AOCE”) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the consolidated statements of operations. The Company uses derivatives to hedge intercompany loans denominated in foreign currencies. Due to the short-term nature of the contracts involved, the Company does not use hedge accounting for these contracts.

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

Accounting for Stock-Based Compensation

At December 31, 2006, the Company had stock-based employee compensation plans and plans for non-employee members of the Company’s Board of Directors, which are described more fully in note 10. Effective December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which amends Statement of Financial Accounting Standards No. 123, as amended by No. 148, and Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. The Company adopted SFAS 123R under the modified prospective basis as defined in the statement. In 2006, the Company recorded stock option expense based on all unvested stock options as of the adoption date as well as all stock-based compensation awards granted subsequent to the adoption date. See footnote 10 for further information related to the adoption of this statement. Prior to 2006, as permitted by Statement of Financial Accounting Standards No. 123, as amended by No. 148, “Accounting for Stock-Based Compensation”, (collectively “SFAS 123”), Hasbro accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As required by the Company’s existing stock plans, stock options are granted at or above the fair market value of the Company’s stock and, accordingly, no compensation expense was recognized for these grants in the consolidated statements of operations in 2005 and 2004.

Had compensation expense been recorded under the fair value method as set forth in the provisions of SFAS 123 for stock options awarded, the impact on the Company’s net earnings and earnings per share for 2005 and 2004 would have been:

	2005	2004

Reported net earnings	$212,075	195,977
Add:
Stock-based employee compensation expense included in reported net earnings, net of related tax effects	46	103
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,124)	(13,844)

Pro forma net earnings	$196,997	182,236

Reported net earnings per share
Basic	$1.19	1.11

Diluted	$1.09	.96

Pro forma net earnings per share
Basic	$1.10	1.03

Diluted	$1.01	.89

Earnings Per Common Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted for certain amounts related to dilutive securities. Dilutive securities include shares issuable under convertible debt, as well as shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities may also include shares potentially issuable to settle liabilities. Options and warrants totaling 5,148, 6,018 and 10,207 for 2006, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of net earnings and average number of shares for the three fiscal years ended December 31, 2006 is as follows:

	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net earnings	$230,055	230,055	212,075	212,075	195,977	195,977
Change in fair value of liabilities potentially settleable in common stock	—	—	—	(2,080)	—	(12,710)
Interest expense on contingent convertible debentures due 2021, net of tax	—	4,262	—	4,263	—	4,263

	$230,055	234,317	212,075	214,258	195,977	187,530

Average shares outstanding	167,100	167,100	178,303	178,303	176,540	176,540
Effect of dilutive securities:
Liabilities potentially settleable in common stock	—	—	—	5,339	—	5,629
Contingent convertible debentures due 2021	—	11,574	—	11,574	—	11,574
Options and warrants	—	2,369	—	2,220	—	2,305

Equivalent shares	167,100	181,043	178,303	197,436	176,540	196,048

Net earnings per share	$1.38	1.29	1.19	1.09	1.11	.96

In December 2004, the Company adopted Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which states that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. The earnings per share calculations for the three years ended December 31, 2006 include adjustments to add back to earnings the interest expense, net of tax, incurred on the Company’s Senior Convertible Debentures due 2021, as well as add back to outstanding shares the amount of shares potentially issuable as if the contingent conversion features were met.

Pursuant to Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” (note 6), certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. As of December 31, 2006, the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability and no adjustments to net earnings or equivalent shares was required. As of December 25, 2005 and December 26, 2004, the warrants had a more dilutive impact on earnings per share assuming they were treated as an equity contract. Accordingly for those years, the numerator includes an adjustment to earnings for the income included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of those dates.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(2)	Other Comprehensive Earnings

The Company’s other comprehensive earnings (loss) for the years 2006, 2005 and 2004 consist of the following:

	2006	2005	2004

Foreign currency translation adjustments	$26,429	(68,530)	50,391
Changes in value of available-for-sale securities, net of tax	(2,497)	838	(9,862)
Gains (losses) on cash flow hedging activities, net of tax	(7,412)	6,460	(3,954)
Minimum pension liability adjustment, net of tax	1,991	(7,813)	(1,661)
Reclassifications to earnings, net of tax	4,077	2,005	16,990

Other comprehensive earnings (loss)	$22,588	(67,040)	51,904

Reclassification adjustments from other comprehensive earnings to earnings in 2006, 2005 and 2004 were net of related income taxes of $85, $89, and $1,724, respectively. The reclassification adjustments for 2006 and 2004 includes an impairment charge relating to other than temporary decreases in the value of the Company’s available-for-sale securities. In accordance with Hasbro’s marketable securities accounting policy, as the result of the decline in the fair value of the Company’s investment in Infogrames Entertainment SA common stock, the Company adjusted the basis of this investment and recorded a pretax charge to earnings in the amounts of $2,629 and $8,988 in 2006 and 2004, respectively. The remainder of the reclassification adjustments in 2006 and 2004, as well as the 2005 reclassification adjustment, include net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales.

The related tax benefit (expense) of other comprehensive earnings items was $273, $3,960, and $(283) for the years 2006, 2005, and 2004, respectively.

At December 31, 2006, the Company adopted SFAS 158, which required the Company to recognize the over or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of this statement resulted in an adjustment of $(26,750) to accumulated other comprehensive income at December 31, 2006.

Components of accumulated other comprehensive earnings at December 31, 2006 and December 25, 2005 are as follows:

	2006	2005

Foreign currency translation adjustments	$68,984	42,555
Changes in value of available-for-sale securities, net of tax	1,932	1,800
Gains (losses) on cash flow hedging activities, net of tax	(2,116)	3,848
Minimum pension liability adjustment, net of tax	—	(32,855)
Unrecognized pension and postretirement amounts, net of tax	(57,614)	—

	$11,186	15,348

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(3)	Property, Plant and Equipment

	2006	2005

Land and improvements	$6,623	6,836
Buildings and improvements	186,519	174,183
Machinery and equipment	318,835	296,607

	511,977	477,626
Less accumulated depreciation	378,979	348,646

	132,998	128,980
Tools, dies and molds, net of amortization	48,728	35,065

	$181,726	164,045

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations.

(4)	Goodwill and Intangibles

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

The Company performs an annual impairment test for goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 31, 2006, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2006, 2005 and 2004, which indicated that there was no impairment.

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of testing pursuant to Statement of Financial Accounting Standards No. 142, these assets are allocated to the reporting units within the Company’s operating segments. In 2006, the Company realigned its business, which resulted in a change in the Company’s operating segments (see note 15). The Company has adjusted its prior year information to reflect the current reporting structure and reallocated Corporate segment amounts. Changes in carrying amount of goodwill, by operating segment for the years ended December 31, 2006 and December 25, 2005 are as follows:

	North
	America	International	Total

2006
Balance at December 25, 2005	$294,378	172,683	$467,061
Foreign exchange translation	—	2,877	2,877

Balance at December 31, 2006	$294,378	175,560	$469,938

2005
Balance at December 26, 2004	$294,378	175,348	$469,726
Foreign exchange translation	—	(2,665)	(2,665)

Balance at December 31, 2005	$294,378	172,683	$467,061

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A summary of the Company’s other intangibles, net at December 31, 2006 and December 25, 2005 is as follows:

	2006	2005

Acquired product rights	$903,182	900,891
Licensed rights of entertainment properties	211,555	219,071
Accumulated amortization	(658,218)	(586,022)

Amortizable intangible assets	456,519	533,940
Product rights with indefinite lives	75,738	75,738
Unrecognized pension prior service cost	—	3,755

	$532,257	613,433

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

2007	$66,400
2008	67,400
2009	62,500
2010	36,000
2011	34,200

(5)	Financing Arrangements

Short-Term Borrowings

At December 31, 2006, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $300,000 and $203,600, respectively. A significant portion of the short-term borrowings outstanding at the end of 2006 and 2005 represents borrowings made under, or supported by, these lines of credit. The weighted average interest rates of the outstanding borrowings as of December 31, 2006 and December 25, 2005 were 4.7% and 4.2%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 31, 2006. During 2006, Hasbro’s working capital needs were fulfilled by cash generated from operations, the Company’s accounts receivable

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

securitization program, and borrowing under lines of credit. Borrowings under the lines of credit were on terms and at interest rates generally extended to companies of comparable creditworthiness.

In June 2006, the Company entered into a five-year revolving credit agreement (the “Agreement”) which replaced the prior amended and restated credit agreement. The Agreement provides the Company with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, up to a total committed facility of $500,000. The Company is not required to maintain compensating balances under the Agreement. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 31, 2006.

The Company pays a fee (currently .10%) based on the unused portion of the facility and interest equal to Libor or Prime plus a spread on borrowings under the facility. The amount of the spread to Libor or Prime varies based on the Company’s long-term debt ratings and the Company’s leverage. At December 31, 2006, the interest rate under the facility was equal to Libor plus 0.50% or Prime.

Securitization

As of December 31, 2006, the Company is party to a receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy-remote, special purpose subsidiary, Hasbro Receivables Funding, LLC (HRF), which is wholly owned and consolidated by the Company. HRF will, subject to certain conditions, sell, from time to time on a revolving basis, an undivided fractional ownership interest in up to $250,000 of eligible domestic receivables to various multi-party commercial paper conduits supported by a committed liquidity facility. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously held receivables. The Company expects to service, administer, and collect the receivables on behalf of HRF and the conduits. The net proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. In December 2006, this agreement was amended. Under the amended agreement, the expiration date is December 1, 2011, subject to an annual renewal process. Also under the amended agreement, the maximum aggregate outstanding purchase limit for interest in receivables which may be sold is raised to $300,000 during the period from fiscal October to fiscal January of each year.

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

As of December 31, 2006 and December 25, 2005 the utilization of the receivables facility on both dates was $250,000, which was the maximum available to the Company to sell under this program at December 25, 2005. As of December 31, 2006, the Company had an additional $50,000 available to sell under the facility. The transactions are accounted for as sales under SFAS 140. During 2006 and 2005, the loss on the sale of the receivables totaled $2,241 and $6,925, respectively, which is recorded in selling, distribution and administration expenses in the accompanying consolidated statements of operations. The discount on interests sold is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus other fees. The discount rate as of December 31, 2006 was approximately 5.73%.

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

(6)	Accrued Liabilities

	2006	2005

Liabilities potentially settleable in common stock	$155,630	123,860
Royalties	76,695	84,765
Advertising	74,781	75,515
Payroll and management incentives	76,653	64,583
Accrued income taxes	121,254	130,007
Other	230,283	232,082

	$735,296	710,812

The Company currently has a warrant amendment agreement with Lucas Licensing Ltd. and Lucasfilm Ltd. that provides the Company with a call option through October 13, 2016 to purchase all of these warrants from Lucas for a price to be paid at the Company’s election of either $200,000 in cash or the equivalent of $220,000 in shares of the Company’s common stock, such stock being valued at the time of the exercise of the option. Also, the warrant amendment agreement provides Lucas with a put option through January 2008 to sell all of these warrants to the Company for a price to be paid at the Company’s election of either $100,000 in cash or the equivalent of $110,000 in shares of the Company’s common stock, such stock being valued at the time of the exercise of the option.

The Company adjusts these warrants to their fair value through earnings at the end of each reporting period. During 2006, 2005, and 2004, the Company recorded (income) expense of $31,770, $(2,080), and $(12,710), respectively, to adjust the warrants to their fair value. This (income) expense is included in other (income) expense, net in the consolidated statement of operations. There is no tax benefit or expense associated with the fair value adjustments.

Should either the put or call option be required to be settled, the Company believes that it will have adequate funds available to settle them in cash if necessary. Had this option been exercised at December 31, 2006 and the Company had elected to settle this option in the Company’s stock, the Company would have been required to issue 4,078 shares. If the share price of the Company’s common stock were higher as of December 31, 2006 the number of shares issuable would have decreased. If the share price were lower as of December 31, 2006, the number of shares issuable would have increased.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(7)	Long-Term Debt

Components of long-term debt are as follows:

	2006	2005

8.50% Notes Due 2006	$—	32,743
6.15% Notes Due 2008	135,092	135,092
2.75% Debentures Due 2021	249,996	249,996
6.60% Notes Due 2028	109,895	109,895

Total principal amount of long-term debt	494,983	527,726
Fair value adjustment related to interest rate swaps	(66)	663

Total long-term debt	494,917	528,389
Less current portion	—	32,770

Long-term debt excluding current portion	$494,917	495,619

The schedule of contractual maturities of long-term debt for the next five years and thereafter is as follows:

2007	$—
2008	135,092
2009	—
2010	—
2011	—
Thereafter	359,891

$494,983

In 2006, the Company repaid in principal amount $32,743 of 8.50% Notes due in March 2006.

During 2004, the Company repurchased an aggregate of $55,658 in principal amount of long-term debt, comprised of $19,105 in principal amount of 6.60% Debentures due 2028, $10,908 in principal amount of 6.15% Notes due 2008, and $25,645 in principal amount of 5.60% Notes due 2005. The Company recorded a loss on repurchase of $1,277, which is included in other (income) expense, net in the accompanying consolidated statements of operations.

The Company is party to interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and accounted for as fair value hedges of those debt obligations. At December 31, 2006, these interest rate swaps had a total notional amount of $75,000 with maturities in 2008. In each of the contracts, the Company receives payments based upon a fixed interest rate that matches the interest rate of the debt being hedged and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At December 31, 2006, these contracts had unrealized losses of $66, which are included in other liabilities, with a corresponding fair value adjustment to decrease long-term debt.

The Company currently has $249,996 outstanding in principal amount of contingent convertible debentures due 2021. These debentures bear interest at 2.75%, which could be subject to an upward adjustment commencing in December 2005 depending on the price of the Company’s stock. If the closing price of the Company’s stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company’s common stock at the initial conversion price of $21.60 in the next calendar quarter. At December 31, 2006, this contingent conversion feature was met and the debentures are convertible through March 31, 2007, at which time the contingent conversion feature will be reassessed. In addition, if the closing price of the Company’s stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. The holders of these debentures may also put the notes back to Hasbro in December 2011 and December 2016. At these times, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the discretion of the Company.

(8)	Income Taxes

Income taxes attributable to earnings before income taxes are:

	2006	2005	2004

Current
United States	$34,049	76,642	3,786
State and local	3,203	7,147	(497)
International	49,200	39,081	26,198

	86,452	122,870	29,487

Deferred
United States	24,912	(20,611)	28,019
State and local	2,135	(1,767)	2,402
International	(2,080)	(1,654)	4,203

	24,967	(24,032)	34,624

	$111,419	98,838	64,111

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

Certain tax benefits (expenses) are not reflected in income taxes in the statements of operations. Such benefits of $27,876 in 2006, $8,426 in 2005, and $6,675 in 2004, relate primarily to stock options. In 2006, 2005 and 2004, the deferred tax portion of the total benefit (expense) was $12,917, $4,563, and $(283), respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2006	2005	2004

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	1.2	0.8	0.5
One time dividend	—	8.3	—
Tax on international earnings	(9.7)	(12.2)	(12.9)
Fair value adjustment of liabilities potentially settleable in common stock	3.3	(0.2)	(1.7)
Change in valuation allowance	0.8	—	2.7
Settlement of tax examinations	1.5	(1.4)	—
Other, net	0.5	1.5	1.0

	32.6%	31.8%	24.6%

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2006	2005	2004

United States	$113,761	98,180	71,759
International	227,713	212,733	188,329

	$341,474	310,913	260,088

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statements of operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and December 25, 2005 are:

	2006	2005

Deferred tax assets:
Accounts receivable	$19,287	25,477
Inventories	17,860	21,454
Losses and tax credit carryforwards	34,405	36,574
Operating expenses	62,392	56,667
Pension	27,663	35,946
Deferred compensation and stock options	16,251	9,023
Postretirement benefits	14,128	11,197
Other	26,453	26,450

Gross deferred tax assets	218,439	222,788
Valuation allowance	(27,808)	(23,333)

Net deferred tax assets	190,631	199,455

Deferred tax liabilities:
Convertible debentures	32,149	24,784
Depreciation and amortization of long-lived assets	9,658	14,337
Other	655	880

Deferred tax liabilities	42,462	40,001

Net deferred income taxes	$148,169	159,454

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Hasbro has a valuation allowance for deferred tax assets at December 31, 2006 of $27,808, which is an increase of $4,475 from $23,333 at December 25, 2005. The valuation allowance pertains to United States and International loss carryforwards, some of which have no expiration and others that would expire beginning in 2007. The increase in the valuation allowance is primarily attributable to the investment in Infogrames Entertainment S.A. If the operating loss carryforwards are fully realized, $210 will reduce goodwill and the balance will reduce future income tax expense.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, it believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

Deferred income taxes of $83,854 and $103,209 at the end of 2006 and 2005, respectively, are included as a component of prepaid expenses and other current assets, and $66,276 and $58,075, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $122 and $200, respectively, are included as a component of accrued liabilities, and $1,839 and $1,630, respectively, are included as a component of other liabilities.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for reinvestment is approximately $625,000 at December 31, 2006. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $135,000.

In June of 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was applicable to the Company as of January 1, 2007, the first day of fiscal 2007. The adoption of FIN 48 is expected to decrease the Company’s current liabilities and increase the Company’s long-term liabilities. Overall, tax liabilities are not expected to change by a material amount.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Common Stock

In May 2005, the Company’s Board of Directors authorized the repurchase of up to $350,000 in common stock. In 2006, the remaining portion of this authorization was fully utilized and an additional $350,000 was authorized by the Board of Directors in July 2006. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. These authorizations replace all prior authorizations. In 2006, the Company repurchased 22,767 shares at an average price of $20.03. The total cost of these repurchases, including transaction costs, was $456,744.

(10)	Stock Options, Restricted Stock and Warrants

Hasbro has reserved 19,291 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards in addition to options. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock grants, shares are issued out of available treasury shares. Additionally, the Company has reserved 17,450 shares of its common stock for issuance upon exercise of outstanding warrants.

The Company on occasion will issue restricted stock and grant deferred restricted stock units to certain key employees. In 2006, the Company issued restricted stock of 20 shares. No restricted stock or deferred restricted stock awards were granted in 2005 or 2004. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally 3 years. Amortization of unearned compensation expense relating to the outstanding restricted stock and deferred restricted stock was $158, $74, and $138 in fiscal 2006, 2005, and 2004, respectively. At December 31, 2006, the amount of total unrecognized compensation cost related to restricted stock is $293 and the weighted average period over which this will be expensed is 24.5 months.

In July 2006, as part of its annual equity grant to executive officers and certain other employees, the Company’s Board of Directors approved the issuance of contingent stock performance awards (the “Stock Performance Awards”), which provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over a ten quarter period beginning July 3, 2006 and ending December 28, 2008. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. The Compensation Committee of the Company’s Board of Directors has discretionary power to reduce the amount of the award regardless of whether the stated targets are met. If the Company achieves 100% of the stated targets, it would expect to issue 738 shares under these awards.

During 2006, the Company recognized $2,390 of expense relating to these awards. If minimum targets, as detailed under the award, are not met, no additional compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards were valued at the market value at the date of grant and are being amortized over the 10 quarter period from July 3, 2006 through December 28, 2008. The

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

weighted average grant-date fair value of each Stock Performance Awards was $19.00. Forfeitures of these awards during 2006 were 24. At December 31, 2006, the amount of total unrecognized compensation cost related to these awards is approximately $11,317 and the weighted average period over which this will be expensed is 24 months.

Prior to fiscal 2006, Hasbro used the intrinsic-value method of accounting for stock options granted to employees and non-employee members of the Board of Directors. Effective December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R under the modified prospective transition method as defined in the statement. Under this adoption method, the Company recorded stock option expense in 2006 based on all unvested stock options as of the adoption date and any stock option awards made subsequent to the adoption date. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS 123R.

Total compensation expense related to stock options and the stock performance awards recognized under SFAS 123R for the year ended December 31, 2006 was $21,684 and was recorded as follows:

Cost of sales	$306
Research and product development	1,436
Selling, distribution and administration	19,942

21,684
Income taxes	7,399

$14,285

Information with respect to stock options for the three years ended December 31, 2006 is as follows:

	2006	2005	2004

Outstanding at beginning of year	20,443	21,041	19,261
Granted	3,126	2,953	4,956
Exercised	(5,490)	(3,020)	(1,865)
Expired or canceled	(770)	(531)	(1,311)

Outstanding at end of year	17,309	20,443	21,041

Exercisable at end of year	11,016	14,015	12,570

Weighted average exercise price:
Granted	$18.83	20.55	19.35
Exercised	$16.00	15.00	14.28
Expired or canceled	$24.38	25.07	20.59
Outstanding at end of year	$19.73	19.04	18.40
Exercisable at end of year	$19.94	19.29	19.24

With respect to the 17,309 outstanding options and 11,016 options exercisable at December 31, 2006, the weighted average remaining contractual life of these options was 5.29 years and 4.66 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2006 was $140,257 and $90,630, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company uses the Black-Scholes valuation model in determining fair value of stock-based awards. The weighted average fair value of options granted in fiscal 2006, 2005 and 2004 were $4.26, $5.41 and $6.32, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2006, 2005, and 2004:

	2006	2005	2004

Risk-free interest rate	4.98%	3.84%	3.85%
Expected dividend yield	2.55%	1.75%	1.29%
Expected volatility	24%	29%	40%
Expected option life	5 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2006, 2005 and 2004 were $46,684, $16,898 and $11,113, respectively.

In addition to the above, the Company currently has 17,450 warrants outstanding and exercisable at December 31, 2006, which have a weighted average exercise price, weighted average remaining life and intrinsic value at December 31, 2006 of $20.11, 11.46 years, and $124,624, respectively.

At December 31, 2006, the amount of total unrecognized compensation cost related to stock options is $20,008 and the weighted average period over which this will be expensed is 21.9 months.

In May 2006, the Company granted 52 shares of common stock to its non-employee members of its Board of Directors, of which the receipt of 43 shares have been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. This award was valued at the market value at the date of grant and vested upon grant. Compensation cost of $990 was recorded in connection with this grant.

(11)	Pension, Postretirement and Postemployment Benefits

Pension and Postretirement Benefits

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“SFAS No. 158”) which amends Statements of Financial Accounting Standards No. 87, 88, 106 and 132R. Under SFAS No. 158, the Company is required to recognize on its balance sheet actuarial gains and losses and prior service costs that have not yet been included in income as an adjustment of equity through other comprehensive earnings with a corresponding adjustment to prepaid pension expense or the accrued pension liability. In addition, within two years of adoption, the measurement date for plan assets and liabilities would be required to be the Company’s fiscal year end. SFAS No. 158 was effective for the Company in the fourth quarter of 2006. The effect of this statement on the Company’s defined benefit pension and postretirement plans was an increase in accrued pension liability of $36,287, a decrease in intangible assets of $3,108, an increase in deferred tax assets of $12,645 and a decrease in accumulated other comprehensive earnings, net of tax, of $26,750.

Expense related to the Company’s defined benefit and defined contribution plans for 2006, 2005 and 2004 were approximately $31,100, $28,800, and $26,300, respectively. Of these amounts, $15,400, $13,900 and $12,100 related to defined contribution plans in the United States and certain international affiliates. The remainder of the expense relates to defined benefit plans discussed below.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

United States Plans

Substantially all United States employees are covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees, are based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. At September 30, 2006, the measurement date, all individual plans had projected and accumulated benefit obligations in excess of the fair value of each plan’s assets. By the fiscal year ending December 28, 2008, the Company will be required under SFAS 158 to change the measurement dates for its pension plans to its fiscal year-end.

Hasbro also provides certain postretirement health care and life insurance benefits to eligible employees who retire and have either attained age 65 with 5 years of service or age 55 with 10 years of service. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. The plan is not funded.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

	Pension		Postretirement
	2006	2005	2006	2005

Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$313,937	277,820	38,505	36,082
Service cost	10,188	9,383	684	573
Interest cost	16,809	15,526	2,047	2,003
Actuarial loss (gain)	(8,014)	28,698	(2,358)	2,342
Benefits paid	(23,291)	(16,514)	(2,560)	(2,495)
Expenses paid	(608)	(976)	—	—

Projected benefit obligation — ending	$309,021	313,937	36,318	38,505

Accumulated benefit obligation — ending	$290,452	289,720	36,318	38,505

Change in Plan Assets
Fair value of plan assets — beginning	$208,625	188,054	—	—
Actual return on plan assets	14,838	28,537	—	—
Employer contribution	35,918	9,524	—	—
Benefits paid	(23,291)	(16,514)	—	—
Expenses paid	(608)	(976)	—	—

Fair value of plan assets — ending	$235,482	208,625	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(309,021)	(313,937)	(36,318)	(38,505)
Fair value of plan assets	235,482	208,625	—	—
Contributions after measurement date	25,533	—	579	—

Funded status	$(48,006)	(105,312)	(35,739)	(38,505)
Unrecognized net loss	—	73,996	—	11,552
Unrecognized prior service cost	—	3,550	—	—

Net amount recognized	$(48,006)	(27,766)	(35,739)	(26,953)

Accrued benefit liability	$(48,006)	(81,095)	(35,739)	(26,953)
Intangible asset	—	3,550	—	—
Accumulated other comprehensive earnings	—	49,779	—	—

Net amount recognized	$(48,006)	(27,766)	(35,739)	(26,953)

Of the pension amount recognized at December 31, 2006, $3,065 is recognized in current liabilities and the remaining $44,941 is recognized in non-current liabilities. Of the postretirement amount recognized at December 31, 2006, $2,396 is recognized in current liabilities and the remaining $33,343 is recognized in non-current liabilities.

In connection with the adoption of SFAS 158 at December 31, 2006 described above, the Company’s unamortized prior service costs of $2,954 and unrecognized net loss of $66,781 were recorded as a reduction of accumulated other comprehensive earnings. In fiscal 2007, the Company expects amortization of $592 and $2,914, respectively, of these amounts to be included as a component of net periodic benefit cost.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, prior to the statement being amended by SFAS 158, required the Company to record an additional minimum pension liability for certain of the Company’s plans of $53,329 at December 25, 2005. This liability represented the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional minimum pension liability was offset by an intangible asset to the extent of previously unrecognized prior service cost. An intangible asset in the amount of $3,550 is included in other intangibles on the balance sheet as of December 25, 2005. The remaining amount of $49,779 was recorded as components of accumulated other comprehensive earnings, along with related deferred taxes of $18,916 at December 25, 2005.

The assets of the funded plans are managed by investment advisors and consist of the following:

Asset Category	2006	2005

Large Cap Equity	30%	31%
Small Cap Equity	14	13
International Equity	20	17
Domestic Core Fixed Income	9	10
Domestic High Yield Fixed Income	11	11
Total Return Fund	16	17
Cash	—	1

	100%	100%

Hasbro’s two major funded plans (the “Plans”) are defined benefit pension plans intended to provide retirement benefits to participants in accordance with the benefit structure established by the Company. The Plans’ investment managers, who exercise full investment discretion within guidelines outlined in the Plans’ Investment Policy, are charged with managing the assets with the care, skill, prudence and diligence that a prudent investment professional in similar circumstance would exercise. Investment practices, at a minimum, must comply with the Employee Retirement Income Security Act (ERISA) and any other applicable laws and regulations.

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

The Plans’ Investment Policy restricts the use of derivatives associated with leverage and speculation, or investments in securities issued by Hasbro, Inc., except through index-related strategies (e.g. an S&P 500 Index Fund) and/or commingled funds. In addition, unless specifically approved by the Investment Committee (which is comprised of members of management, established by the Board to manage and control pension plan assets), certain securities, strategies, and investments are ineligible for inclusion within the Plans.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company measures its liabilities and related assets at September 30 (“the measurement date”) to coincide with the upcoming year planning cycle. The discount rates used in the pension calculation were also used for the postretirement calculation.

	2006	2005	2004

Components of Net Periodic Cost
Pension
Service cost	$10,188	9,384	8,632
Interest cost	16,809	15,526	14,630
Expected return on assets	(19,112)	(16,275)	(14,489)
Amortization of prior service cost	596	582	609
Amortization of actuarial loss	3,399	2,554	2,141

Net periodic benefit cost	$11,880	11,771	11,523

Postretirement
Service cost	$684	573	605
Interest cost	2,047	2,003	2,285
Amortization of actuarial loss	459	354	529

Net periodic benefit cost	$3,190	2,930	3,419

Assumptions used to determine the year-end benefit obligation are as follows:

	2006	2005

Weighted average discount rate	5.75%	5.50%
Rate of future compensation increases	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%
Mortality table	RP-2000	RP-2000

Assumptions used to determine net periodic benefit cost of the pension plans for each fiscal year follow:

	2006	2005	2004

Weighted average discount rate	5.50%	5.75%	6.00%
Rate of future compensation increases	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and expected gross benefit payments and subsidy receipts under the postretirement benefit plan for the next five years subsequent to 2006 and in the aggregate for the following five years are as follows:

		Postretirement
		Gross
		Benefit	Subsidy
	Pension	Payments	Receipts

2007	$17,685	2,666	271
2008	19,283	2,750	282
2009	19,346	2,815	290
2010	18,977	2,887	292
2011	19,614	2,937	290
2012-2016	118,325	14,577	1,285

Assumptions used to determine the net periodic benefit cost of the postretirement plans for the year to date period are as follows:

	2006	2005	2004

Health care cost trend rate assumed for next year	10.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011	2009

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 31, 2006 and the aggregate of the benefits earned during the period and the interest cost would have each increased by approximately 5% and 5%, respectively.

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 31, 2006 and December 25, 2005, the defined benefit plans had total projected benefit obligations of $73,333 and $58,206, respectively, accumulated benefit obligations of $62,893 and $46,557, respectively, and fair values of plan assets of $55,429 and $40,397, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $3,702 for fiscal 2006 and $3,073 for fiscal 2005. In connection with the adoption of SFAS 158 at December 31, 2006 described above, the Company’s unamortized prior service costs of $443, unrecognized net loss of $9,710 and unrecognized transition obligation of $277 were recorded as a reduction of accumulated other comprehensive earnings. In fiscal 2007, the Company expects amortization of $96, $231 and $45, respectively, of these amounts to be included as a component of net periodic benefit cost. At December 25, 2005, the Company had recorded an additional minimum pension liability related to these international plans of $3,100. This additional minimum pension liability was partially offset by an intangible asset in the amount of $206 at December 25, 2005. The remaining amount of $2,894 was recorded as a separate component of accumulated other comprehensive earnings, along with related deferred taxes of $902. Assumptions used to calculate the benefit obligations and pension expense for these plans vary depending on each plan and are based on factors specific to each country.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2006 and in the aggregate for the following five years are as follows:

2007	$949
2008	1,027
2009	1,075
2010	1,294
2011	1,367
2012-2016	11,655

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

Hasbro occupies certain offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2006, 2005, and 2004 amounted to $34,603, $35,570, and $36,576, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2006 and in the aggregate are as follows:

2007	$28,149
2008	25,529
2009	21,733
2010	10,979
2011	10,487
Later years	22,914

$119,791

All leases expire prior to the end of 2018. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2006.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

During 2006, 2005, and 2004, the Company reclassified net losses, net of tax, from other comprehensive income to earnings of $1,448, $2,005, and $9,111, respectively, which included gains (losses) of $(68), $509, and $(163), respectively, as the result of ineffectiveness.

The remaining balance in accumulated other comprehensive earnings at December 31, 2006 of $2,116 represents a net unrealized loss on foreign currency contracts relating to hedges of inventory purchased during the fourth quarter of 2006 or forecasted to be purchased during 2007 and intercompany expenses and royalty payments expected to be paid or received during 2007. These amounts will be transferred to the consolidated statement of operations upon the sale of the related inventory and receipt or payment of the related royalties and expenses. The Company expects substantially all of the balance in accumulated other comprehensive earnings to be reclassified to the consolidated statement of operations within the next 12 months.

The Company also enters into derivative instruments to offset changes in the fair value of intercompany loans due to the impact of foreign currency changes. The Company recorded a net loss on these instruments to other (income) expense, net of $5,501, $60,014, and $30,882 in 2006, 2005, and 2004, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains from the change in fair value of intercompany loans to which the contracts relate included in other (income) expense, net.

(14)	Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $71,000 and $33,600 at December 31, 2006 and December 25, 2005, respectively.

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Additionally, the Company has a long-term commitment related to promotional and marketing activities at a U.S. based theme park. Under terms of currently existing agreements as of December 31, 2006, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows:

2007	$91,890
2008	12,380
2009	13,900
2010	41,810
2011	4,800

$164,780

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company, including the Company’s agreement with MARVEL, which requires the expenditure of $15,000 in connection with the theatrical release of SPIDER-MAN 3 expected to occur in May of 2007.

In addition, the Company has $116,792 of prepaid royalties included as a component of prepaid expenses and other current assets in the balance sheet. The long-term portion of advances paid of $64,769 is included in other assets. Advanced royalties paid and guaranteed or minimum royalties to be paid relate to anticipated revenues in the years 2007 through 2018.

At December 31, 2006, including the $15,000 marketing commitment mentioned above, the Company had approximately $249,554 in outstanding purchase commitments.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Hasbro is party to certain legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

(15)	Segment Reporting

Segment and Geographic Information

Hasbro is a worldwide leader in children’s and family leisure time and entertainment products, including the development, manufacture and marketing of games and toys ranging from traditional to high-tech. In 2006 the Company restructured its business by combining the U.S. Toys and Games operations, previously reported as separate segments, with the Canadian and Mexican operations, previously managed as part of the International segment, into one segment, the North American segment. The International segment is now comprised of operations in the Europe, Asia Pacific, South America and Latin America, excluding Mexico. The Company’s manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland, which were previously included in the Games and International segments, respectively, along with the Company’s Far East sourcing operations, are now managed as part of the Global Operations segment.

The North American segment includes the development, marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, tween electronic products, toy-related specialty products, traditional board games and puzzles, DVD- based games, fiction books, and trading card and role-playing games within the United States, Canada and Mexico. Within the International segment, the Company develops, markets and sells both toy and certain game products in non-North American markets, primarily the European, Asia Pacific, and Latin and South American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the Company’s North American and International segments. The Company has another segment that licenses out certain toy and game properties.

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

The 2005 and 2004 segment data has been restated to reflect the 2006 segment structure. In 2006 the Company adopted SFAS 123R, which requires the Company to record expense related to stock options in its consolidated financial statements. Consistent with management’s approach in evaluating segment results, the 2005 and 2004 segment operating profit (loss) has been adjusted to include stock-based compensation as disclosed under SFAS 123. The amount of 2005 and 2004 stock option expense is subtracted from the total segment operating profit (loss) in order to reconcile to the operating profit (loss) in the consolidated financial statements.

With the exception of the treatment of stock-based compensation expense for 2005 and 2004 management financial statements, the accounting policies of the segments are the same as those referenced in Note 1.

Results shown for fiscal years 2006, 2005 and 2004 are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues
	from		Operating	Depreciation
	External	Affiliate	Profit	and	Capital	Total
	Customers	Revenue	(Loss)	Amortization	Additions	Assets

2006
North America	$2,130,290	8,266	275,959	51,926	4,278	3,193,870
International	959,319	23	90,893	24,681	3,004	859,690
Global Operations(a)	13,185	1,242,354	27,158	46,584	57,487	1,073,871
Other Segments	48,687	—	15,729	2,002	105	134,970
Corporate and eliminations(b)	—	(1,250,643)	(33,376)	21,514	17,229	(2,165,496)

Consolidated Total	$3,151,481	—	376,363	146,707	82,103	3,096,905

2005
North America	$2,038,556	11,042	165,676	78,562	7,394	2,658,821
International	988,591	124	106,435	33,048	3,866	811,577
Global Operations(a)	10,612	1,171,150	22,712	53,919	49,701	866,125
Other Segments	49,868	—	19,153	997	108	115,864
Corporate and eliminations(b)	—	(1,182,316)	(26,499)	13,606	9,515	(1,151,244)

Subtotal	3,087,627	—	287,477	180,132	70,584	3,301,143
Stock Compensation(c)	—	—	23,044	—	—	—

Consolidated Total	$3,087,627	—	310,521	180,132	70,584	3,301,143

2004
North America	$1,956,031	11,247	163,786	53,266	3,941	2,469,719
International	977,128	161	94,487	27,971	4,313	1,090,605
Global Operations(a)	13,129	1,099,551	13,437	48,949	56,343	885,487
Other Segments	51,222	—	16,470	154	428	178,913
Corporate and eliminations(b)	—	(1,110,959)	(17,332)	15,840	14,214	(1,384,064)

Subtotal	2,997,510	—	270,848	146,180	79,239	3,240,660
Stock Compensation(c)	—	—	22,164	—	—	—

Consolidated Total	$2,997,510	—	293,012	146,180	79,239	3,240,660

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities. Operating profit of the Global Operations segment for the fiscal year 2006 includes a charge of approximately $11,200, primarily related to severance costs, in connection with the reduction of manufacturing activity at the Company facility in Ireland.

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

(c)	As noted in footnote 10, on December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company recorded stock option compensation in 2006 related to unvested options as of that date as well as grants made in 2006. The Company did not restate any of the prior years but has adjusted the operating profit (loss) of each of its segments for 2005 and 2004 to reflect compensation for those periods based on the Company’s 2005 and 2004 pro forma disclosures under SFAS 123. As such, the above amounts represents the removal of the amounts included in the segment disclosures to reconcile to the 2005 and 2004 reported consolidated operating profit for 2005 and 2004. The $23,044 of 2005 pro forma stock option expense was allocated as follows: $15,417 to North America, $4,309 to International, $1,774 to Global Operations and $1,544 to Other Segment. The $22,164 of 2004 pro forma stock option expense was allocated as follows: $14,535 to North America, $4,187 to International, $1,824 to Global Operations and $1,618 to Other Segment.

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 31, 2006:

	2006	2005	2004

Games and puzzles	$1,294,110	1,246,422	1,316,031
Boys’ toys	575,841	721,770	591,574
Preschool toys	406,663	334,729	381,424
Tweens toys	266,844	269,826	287,035
Girls’ toys	540,298	446,822	367,734
Other	67,725	68,058	53,712

Net revenues	$3,151,481	3,087,627	2,997,510

No individual product lines accounted for 10% or more of consolidated net revenues during 2006 or 2004. During 2005, revenues from STAR WARS related products accounted for 16% of consolidated net revenues.

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2006	2005	2004

Net revenues
United States	$1,898,865	1,846,217	1,782,295
International	1,252,616	1,241,410	1,215,215

	$3,151,481	3,087,627	2,997,510

Long-lived assets
United States	$1,051,124	1,127,100	1,151,852
International	132,797	117,439	162,737

	$1,183,921	1,244,539	1,314,589

Principal international markets include Europe, Canada, Mexico, Australia, and Hong Kong.

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys ‘R Us, Inc., amounted to 24%, 13% and 11%, respectively, of consolidated net revenues during 2006, 24%, 12% and 12% during 2005 and 21%, 10% and 15% during 2004. These net revenues were primarily related to the North American segment.

Hasbro purchases certain components and accessories used in its manufacturing process and certain finished products from manufacturers in the Far East. The Company’s reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company’s operations would be disrupted, potentially for a significant period of time, while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by Hasbro from, or the loss of “normal trade relations” status by, the People’s Republic of China could significantly increase the cost of the Company’s products imported into the United States or Europe.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(16)	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year

2006
Net revenues	$468,181	527,764	1,039,138	1,116,398	3,151,481
Gross profit	282,089	317,395	577,627	670,485	1,847,596
Earnings (loss) before income taxes	(5,453)	32,502	143,876	170,549	341,474
Net earnings (loss)	(4,899)	27,088	99,584	108,282	230,055

Per common share
Net earnings (loss)
Basic	$(.03)	.16	.62	.68	1.38
Diluted	(.03)	.07	.58	.62	1.29
Market price
High	$21.90	21.27	22.75	27.69	27.69
Low	19.52	17.90	17.00	22.41	17.00
Cash dividends declared	$.12	.12	.12	.12	.48

2005
Net revenues	$454,944	572,388	988,052	1,072,243	3,087,627
Gross profit	288,969	347,622	543,277	621,488	1,801,356
Earnings (loss) before income taxes	(3,225)	32,690	126,326	155,122	310,913
Net earnings (loss)	(3,713)	29,454	92,063	94,271	212,075

Per common share
Net earnings (loss)
Basic	$(.02)	.17	.51	.53	1.19
Diluted	(.02)	.13	.47	.48	1.09
Market price
High	$21.50	21.00	22.35	20.75	22.35
Low	18.11	18.40	19.83	17.75	17.75
Cash dividends declared	$.09	.09	.09	.09	.36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on this assessment, Hasbro’s management concluded that, as of December 31, 2006, its internal control over financial reporting was effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on management’s assessment of its internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hasbro, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hasbro, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island
February 27, 2007

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit, (ii) Compensation, (iii) Finance, (iv) Nominating, Governance and Social Responsibility, and (v) Executive Committees of its Board of Directors.

In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s five Board Committees, are all available free of charge upon request to the Company’s Senior Vice President, General Counsel and Secretary, Barry Nagler, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02862-1059.

Pursuant to the Annual Chief Executive Officer Certification submitted to the New York Stock Exchange (“NYSE”), the Company’s Chief Executive Officer certified on June 1, 2006 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards. Further, as of the date of the filing of this report, the Company’s Chief Executive Officer is not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Item 11.	Executive Compensation

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is contained under the caption “Governance of the Company” and “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and December 25, 2005
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2006, 2005, and 2004
Consolidated Statements of Shareholders’ Equity for the Three Fiscal Years Ended in December 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2006, 2005, and 2004
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Included in PART IV of this report:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
For the Three Fiscal Years Ended in December 2006, 2005, and 2004:
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

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended.
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citibank, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)
		(e)	Rights Agreement, dated as of June 16, 1999, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated as of June 16, 1999.)
		(f)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(g)	Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent.
10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.) (‘‘Hasbro Canada”) and Central Toy Manufacturing Co. (‘‘Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)
		(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

Exhibit

	(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
	(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(l)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(m)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(n)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(o)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(p)	Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to the securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)

Exhibit

	(q)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(r)	Amendment No. 8 to Receivables Purchase Agreement, dated as of December 18, 2006, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. as Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(s)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(t)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)

Executive Compensation Plans and Arrangements
	(u)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
	(v)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(w)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(x)	First Amendment to the 1992 Stock Incentive Plan and the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(y)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(z)	Second Amendment to the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(aa)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(bb)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)

Exhibit

	(cc)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(dd)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(ee)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(ff)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(gg)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(hh)	Form of Employment Agreement between the Company and six Company executives. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(ii)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(hh) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(jj)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(kk)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(ll)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(mm)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
	(nn)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(oo)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(pp)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(qq)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(rr)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)

Exhibit

	(ss)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(tt)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(uu)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(vv)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(ww)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(xx)	First Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)
	(yy)	Second Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(vv) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(zz)	Third Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2006, File No. 1-6682.)
	(aaa)	Fourth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
	(bbb)	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ccc)	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ddd)	Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated as of July 27, 2006, File No. 1-6682.)
	(eee)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
	(fff)	First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2004, File No. 1-6682.)
	(ggg)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
	(hhh)	Hasbro, Inc. 2006 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(iii)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)

Exhibit

(jjj) Employment agreement, dated January 20, 2006, by and between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
(kkk) Form of Non-Competition and Non-Solicitation Agreement (Signed by the following executive officers: David Hargreaves, Frank Bifulco, Deborah Thomas Slater, Barry Nagler and Martin Trueb and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
12 .	Statement re computation of ratios
21 .	Subsidiaries of the registrant
23 .	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

Under date of February 27, 2007, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2006, which are included in the Form 10-K for the year ended December 31, 2006. Our report refers to a change in the accounting for pensions and other postretirement benefits other than pensions and a change in the accounting for share-based payments. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island
February 27, 2007

HASBRO, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended in December
(Thousands of dollars)

		Provision
	Balance at	Charged to			Balance
	Beginning of	Cost and	Other	Write-Offs	at End of
	Year	Expenses(a)	Additions	and Other(b)	Year

Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2006	$29,800	(1,020)	—	(1,080)	$27,700

2005	$37,000	582	—	(7,782)	$29,800

2004	$39,200	1,590	—	(3,790)	$37,000

(a)	Based on an assessment of accounts receivable, the Company made an adjustment to reduce its allowance for doubtful accounts at December 31, 2006.

(b)	Includes write-offs, recoveries of previous write-offs, and translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.
(Registrant)

By: /s/ Alfred J. Verrecchia	Date: February 28, 2007
Alfred J. Verrecchia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan G. Hassenfeld Alan G. Hassenfeld	Chairman of the Board	February 28, 2007

/s/ Alfred J. Verrecchia Alfred J. Verrecchia	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ David D.R. Hargreaves David D.R. Hargreaves	Executive Vice President, Finance and Global Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ Basil L. Anderson Basil L. Anderson	Director	February 28, 2007

/s/ Alan R. Batkin Alan R. Batkin	Director	February 28, 2007

/s/ Frank J. Biondi, Jr. Frank J. Biondi, Jr.	Director	February 28, 2007

/s/ John M. Connors, Jr. John M. Connors, Jr.	Director	February 28, 2007

/s/ Michael W.O. Garrett Michael W.O. Garrett	Director	February 28, 2007

/s/ E. Gordon Gee E. Gordon Gee	Director	February 28, 2007

/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 28, 2007

Signature	Title	Date

/s/ Claudine B. Malone Claudine B. Malone	Director	February 28, 2007

/s/ Edward M. Philip Edward M. Philip	Director	February 28, 2007

/s/ Paula Stern Paula Stern	Director	February 28, 2007

HASBRO, INC.

Annual Report on Form 10-K
for the Year Ended December 31, 2006

Exhibit Index

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended.
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citibank, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)
		(e)	Rights Agreement, dated as of June 16, 1999, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated as of June 16, 1999.)
		(f)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(g)	Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent.

Exhibit

10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(‘‘Hasbro Canada”) and Central Toy Manufacturing Co. (‘‘Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)
		(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
		(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
		(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
		(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
		(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
		(l)	Warrant, dated October 14, 1997 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(m)	Warrant, dated October 14, 1997 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)

Exhibit

	(n)	Warrant, dated October 30, 1998 between the Company and Lucas Licensing Ltd. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(o)	Warrant, dated October 30, 1998 between the Company and Lucasfilm Ltd. (Incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(p)	Warrant Amendment Agreement dated January 30, 2003 by and among the Company, Lucasfilm Ltd., and Lucas Licensing Ltd. (Filed as Exhibit 1 to Amendment No. 1 to Statement on Schedule 13D filed with the SEC with respect to the securities of Hasbro, Inc. on February 10, 2003 and incorporated herein by reference.)
	(q)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(r)	Amendment No. 8 to Receivables Purchase Agreement, dated as of December 18, 2006, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. as Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(s)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(t)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)

Executive Compensation Plans and Arrangements
	(u)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
	(v)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(w)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(x)	First Amendment to the 1992 Stock Incentive Plan and the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(y)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)

Exhibit

	(z)	Second Amendment to the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(aa)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(bb)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(cc)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(dd)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(ee)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(ff)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(gg)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(hh)	Form of Employment Agreement between the Company and six Company executives. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(ii)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(hh) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(jj)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(kk)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(ll)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(mm)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 1988 Annual Meeting of Shareholders, File No. 1-6682.)
	(nn)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(oo)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

Exhibit

	(pp)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(qq)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(rr)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(ss)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(tt)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(uu)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(vv)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(ww)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(xx)	First Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)
	(yy)	Second Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(vv) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(zz)	Third Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2006, File No. 1-6682.)
	(aaa)	Fourth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
	(bbb)	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ccc)	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ddd)	Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated as of July 27, 2006, File No. 1-6682.)
	(eee)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
	(fff)	First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2004, File No. 1-6682.)

Exhibit

(ggg) Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
(hhh) Hasbro, Inc. 2006 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
(iii) Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
(jjj) Employment agreement, dated January 20, 2006, by and between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
(kkk) Form of Non-Competition and Non-Solicitation Agreement (Signed by the following executive officers: David Hargreaves, Frank Bifulco, Deborah Thomas Slater, Barry Nagler and Martin Trueb and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
12 .	Statement re computation of ratios
21 .	Subsidiaries of the registrant
23 .	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.