Form 10-Q
period 2007-04-01
HASBRO INC
filed 2007-05-03
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes or No X
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 20, 2007 was 159,374,184.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	April 1,	April 2,	Dec. 31,
Assets	2007	2006	2006
	---------	---------	---------
Current assets
Cash and cash equivalents	$688,594	581,295	715,400
Short-term investments	15,000	147,675	-
Accounts receivable, less allowance
for doubtful accounts of $28,400,
$30,400 and $27,700	327,124	221,860	556,287
Inventories	265,402	213,183	203,337
Deferred income taxes	80,420	93,703	83,854
Prepaid expenses and other current assets	171,488	122,127	159,437
	--------------	--------------	--------------
Total current assets	1,548,028	1,379,843	1,718,315

Property, plant and equipment, less accumulated
depreciation of $382,400, $357,200 and $379,000	184,272	162,479	181,726
	--------------	--------------	--------------

Other assets
Goodwill	470,119	467,238	469,938
Other intangibles, less accumulated amortization
of $676,200, $604,300 and $658,200	514,325	595,213	532,257
Other	175,387	292,006	194,669
	--------------	--------------	--------------
Total other assets	1,159,831	1,354,457	1,196,864
	--------------	--------------	--------------

Total assets	$2,892,131	2,896,779	3,096,905
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	April 1,	April 2,	Dec. 31,
Liabilities and Shareholders' Equity	2007	2006	2006
	--------	--------	--------
Current liabilities
Short-term borrowings	$7,396	10,289	10,582
Accounts payable	100,336	102,792	160,015
Accrued liabilities	514,301	526,383	735,296
	-------------	-------------	-------------
Total current liabilities	622,033	639,464	905,893

Long-term debt, excluding current portion	494,864	494,871	494,917
Other liabilities	242,983	139,794	158,205
	-------------	-------------	-------------
Total liabilities	1,359,880	1,274,129	1,559,015
	-------------	-------------	-------------
Shareholders' equity
Preference stock of $2.50 par value
Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	330,511	354,376	322,254
Retained earnings	2,033,834	1,843,198	2,020,348
Accumulated other comprehensive earnings	19,350	14,021	11,186
Treasury stock, at cost; 49,716,463 shares at
April 1, 2007, 35,464,112 at April 2, 2006
and 49,074,215 at December 31, 2006	(956,291)	(693,792)	(920,745)
	-------------	-------------	-------------
Total shareholders' equity	1,532,251	1,622,650	1,537,890
	-------------	-------------	-------------

Total liabilities and shareholders' equity	$2,892,131	2,896,779	3,096,905
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	-------------------------------------------
	Thirteen	Fourteen
	Weeks Ended	Weeks Ended
	April 1, 2007	April 2, 2006
	----------------	----------------
Net revenues	$ 625,267	468,181
Cost of sales	243,452	186,092
	------------	------------
Gross profit	381,815	282,089
	------------	------------
Expenses
Amortization	17,958	18,252
Royalties	50,260	25,990
Research and product development	35,310	38,164
Advertising	67,635	54,854
Selling, distribution and administration	156,925	146,955
	------------	------------
Total expenses	328,088	284,215
	------------	------------
Operating profit (loss)	53,727	(2,126)
	------------	------------
Nonoperating (income) expense
Interest expense	6,184	7,126
Interest income	(8,939)	(7,334)
Other expense, net	6,882	3,535
	------------	------------
Total nonoperating expense	4,127	3,327
	------------	------------
Earnings (loss) before income taxes	49,600	(5,453)

Income taxes	16,710	(554)
	------------	------------
Net earnings (loss)	$ 32,890	(4,899)
	=======	=======

Net earnings (loss) per common share
Basic	$ .20	(.03)
	=======	=======
Diluted	$ .19	(.03)
	=======	=======
Cash dividends declared per common share	$ .16	.12
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Quarter Ended
	-------------------------------------------
	Thirteen	Fourteen
	Weeks Ended	Weeks Ended
	April 1, 2007	April 2, 2006
	------------------	------------------
Cash flows from operating activities
Net earnings (loss)	$ 32,890	(4,899)
Adjustments to reconcile net earnings (loss) to net
cash provided (utilized) by operating activities:
Depreciation and amortization of plant and equipment	16,860	13,595
Other amortization	17,958	18,252
Change in fair value of liabilities potentially settleable
in common stock	7,920	3,330
Deferred income taxes	1,587	10,880
Stock-based compensation	7,160	6,262
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	226,784	306,515
Increase in inventories	(60,585)	(33,766)
Decrease (increase) in prepaid expenses and other current assets	12,124	(28,631)
Decrease in accounts payable and accrued liabilities	(210,431)	(252,298)
Other, including long-term portion of royalty advances	1,370	(114,479)
	------------	------------
Net cash provided (utilized) by operating activities	53,637	(75,239)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(19,289)	(11,613)
Proceeds from sale of property, plant and equipment	126	81
Purchases of short-term investments	(15,000)	(271,400)
Sales of short-term investments	-	123,725
Other	1,770	(158)
	------------	------------
Net cash utilized by investing activities	(32,393)	(159,365)
	------------	------------
Cash flows from financing activities
Repayments of borrowings with original maturities
of more than three months	-	(32,743)
Net repayments of other short-term borrowings	(3,089)	(4,214)
Purchases of common stock	(65,370)	(87,343)
Stock option transactions	32,215	12,276
Excess tax benefits from stock-based compensation	7,233	1,448
Dividends paid	(19,297)	(16,031)
	------------	------------
Net cash utilized by financing activities	(48,308)	(126,607)
	------------	------------
Effect of exchange rate changes on cash	258	238
	------------	------------
Decrease in cash and cash equivalents	(26,806)	(360,973)
Cash and cash equivalents at beginning of year	715,400	942,268
	------------	------------
Cash and cash equivalents at end of period	$688,594	581,295
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	-----------------------------------------
	Thirteen	Fourteen
	Weeks Ended	Weeks Ended
	April 1, 2007	April 2, 2006
	------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$ 8,030	9,552
Income taxes	$ 27,907	42,968

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)

(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	-----------------------------------------
	Thirteen	Fourteen
	Weeks Ended	Weeks Ended
	April 1, 2007	April 2, 2006
	------------------	------------------
Net earnings (loss)	$ 32,890	(4,899)
Other comprehensive earnings (loss)	385	(1,327)
	------------	------------
Total comprehensive earnings (loss)	$ 33,275	(6,226)
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of April 1, 2007 and April 2, 2006, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarter ended April 1, 2007 is a thirteen week period while the quarter ended April 2, 2006 is a fourteen week period.

The results of operations for the quarter ended April 1, 2007 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the financial statements prepared in accordance with U.S.  GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited financial statements for the year ended December 31, 2006 in its annual report on Form 10-K, which includes all such information and disclosures, and accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 31, 2006 with the exception of the accounting for uncertain tax positions and accounting for pension and postretirement plans. Effective January 1, 2007, the first day of fiscal 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which applies to all tax positions accounted for under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". See footnote 6 for further information related to the adoption of this statement. In addition, effective January 1, 2007, the Company changed the measurement date of certain of its defined benefit pension plans and other postretirement plan from September 30 to its fiscal year-end date, pursuant to the requirements of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". See footnote 5 for further information related to the change in measurement dates.

Substantially all of the Company's inventories consist of finished goods.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)  Net earnings (loss) per share data for the fiscal quarters ended April 1, 2007 and April 2, 2006 were computed as follows:

	2007		2006
	-----------------		-----------------
	Basic	Diluted	Basic	Diluted
	-------	-------	-------	-------
Net earnings (loss)	$ 32,890	32,890	(4,899)	(4,899)
Effect of dilutive securities:
Interest expense on contingent convertible debentures due 2021	-	1,065	-	-
	------------	------------	------------	------------
Adjusted net earnings (loss)	$ 32,890	33,955	(4,899)	(4,899)
	=======	=======	=======	=======

Average shares outstanding	160,924	160,924	177,029	177,029
Effect of dilutive securities:
Contingent convertible debentures due 2021	-	11,572	-	-
Options and warrants	-	4,165	-	-
	------------	------------	------------	------------
Equivalent shares	160,924	176,661	177,029	177,029
	=======	=======	=======	=======

Net earnings (loss) per share	$ .20	.19	(.03)	(.03)
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock are required to be accounted for as a liability at fair value. The Company is required to assess if these warrants, classified as a liability, have a more dilutive impact on earnings per share when treated as an equity contract. For the quarter ended April 1, 2007, the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability. Accordingly, the shares issuable under this contract are not included in the denominator and there is no adjustment to net earnings to exclude the expense included therein related to the fair value adjustment. Since the Company had a net loss in the first quarter of 2006, these warrants were not included in the calculation of diluted earnings per share because to include them would have been antidilutive. Had these warrants been included in 2007 and 2006, they would have resulted in an additional 4,564 and 5,277 shares, respectively, being included in the diluted earnings per share calculation with a corresponding adjustment to add back the related expense of $7,920 and $3,330, respectively, to reported net earnings.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For the quarter ended April 1, 2007, the effect of the Company's contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion. Since the Company had a net loss in the first quarter of 2006, the effect of the Company's contingent convertible debt would have been antidilutive for the first quarter of 2006. Had the Company not had a net loss in this period, 11,574 shares would have been included in dilutive shares and interest expense, net of tax, of $1,066 would have been added back to net earnings to calculate diluted earnings per share.

Options to acquire shares totaling 1,683 at April 1, 2007 and 21,263 at April 2, 2006, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of the options and warrants to acquire shares totaling 21,263 at April 2, 2006, 18,342 would have been included in the calculation of diluted earnings per share had the Company not had a net loss in the first quarter of 2006. Assuming that these options and warrants were included, under the treasury stock method, they would have resulted in an additional 2,167 shares being included in the diluted earnings per share calculation for the quarter ended April 2, 2006.

(3)  At April 1, 2007 and April 2, 2006, the Company had invested $15,000 and $147,675, respectively, in auction rate securities, which are recorded as short-term investments on the consolidated balance sheet. These securities are being accounted for as an available-for-sale security and are reflected at par value, which approximates fair value.

(4) Other comprehensive earnings (loss) for the quarters ended April 1, 2007 and April 2, 2006 consist of the following:

	2007	2006
	------	------
Foreign currency translation adjustments	$ 2,411	2,017
Changes in value of available-for-sale securities, net of tax	(1,162)	(2,442)
Loss on cash flow hedging activities, net of tax	(784)	(586)
Reclassifications to earnings, net of tax	(80)	(316)
	----------	----------
	$ 385	(1,327)
	======	======

In the first quarter of 2007, in accordance with SFAS No. 158, the Company changed its measurement date for certain of its defined benefit pension plans and its postretirement plan from September 30 to the Company's fiscal year-end date. As a result of this change, the assets and liabilities of these plans were remeasured as of December 31, 2006, the 2006 fiscal year end date of the Company. This remeasurement resulted in an adjustment to accumulated other comprehensive earnings of $7,779 during the first quarter of 2007.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The reclassification adjustment from other comprehensive earnings to net income of $(80) for the quarter ended April 1, 2007 includes a realized gain of $(664) on the sale of available-for-sale securities. The remaining amount of reclassification adjustments from other comprehensive earnings to net income of $584 for the quarter ended April 1, 2007 and the reclassification adjustments from other comprehensive loss for the quarter ended April 2, 2006 of $(316) represent net (gains) losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. These losses on cash flow hedging derivatives for 2007 include losses on cash flows reclassified to earnings as the result of hedge ineffectiveness of $13. There were no reclassifications to earnings as a result of hedge ineffectiveness in the first quarter of 2006. The Company expects the remaining deferred gains on derivative hedging instruments at April 1, 2007 of $2,316 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

(5) The following table presents the components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended April 1, 2007 and April 2, 2006.

	Pension		Postretirement
	2007	2006	2007	2006
	-------	-------	-------	-------
Service cost	$ 3,210	3,481	149	180
Interest cost	5,054	5,038	526	542
Expected return on assets	(6,705)	(5,774)	-	-
Net amortization and deferrals	656	1,259	91	122
	--------	--------	--------	--------
Net periodic benefit cost	$ 2,215	4,004	766	844
	=====	=====	=====	=====

In accordance with SFAS No. 158, effective January 1, 2007, the Company elected to change the measurement date of certain of its defined benefit plans and the Company's other postretirement plan from September 30 to the Company fiscal year-end date, which is December 30 for 2007. This change was required by SFAS No. 158 to be made no later than the end of the Company's 2008 fiscal year with early adoption permitted. As a result of this election, the assets and liabilities of these plans were remeasured as of December 31, 2006. The remeasurement of the assets and liabilities resulted in an increase in the projected benefit of $536 and an increase in fair value of plan assets of $10,872. The impact of this accounting change was a reduction of retained earnings of $2,143, an increase to accumulated other comprehensive earnings of $7,779, a decrease in long-term accrued pension expense of $3,619, an increase in prepaid pension expense of $5,482, and a decrease in long-term deferred tax assets of $3,465.

In the first quarter of 2007, the Company made cash contributions to its pension plans of approximately $1,600, which are included in other operating activities on the Company's consolidated statement of cash flows.  The Company expects to contribute approximately $5,500 during the remainder of 2007.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (6) On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), which applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 resulted in a $88,798 decrease in current liabilities, a $85,773 increase in long-term liabilities, a $5,333 increase to the long-term deferred tax assets and a $8,358 increase to retained earnings.

At the date of adoption, the amount of unrecognized tax benefits, including potential accrued interest and penalties, amounted to $85,773. Substantially all of these amounts, if recognized, would decrease the effective tax rate in the period in which each of the benefits are recognized. There have been no material changes in the amount of unrecognized tax benefits during the first quarter of 2007. During the first quarter of 2007, the Company recognized $962 of potential interest and penalties, which are included as a component of income tax in the accompanying statement of operations.

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2002. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The ultimate resolution of these matters, including those that may be resolved within the next twelve months, is not yet determinable.

(7) Hasbro is a worldwide leader in children’s and family leisure time and entertainment products and services, including the development, manufacture and marketing of games and toys ranging from traditional to high-tech. The Company has three principal segments, North America, International and Global Operations.

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

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2007 nor were those of the 2006 first quarter representative of those actually experienced for the full year 2006. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment for the quarters ended April 1, 2007 and April 2, 2006 is as follows:

	Quarter Ended		Quarter Ended
	April 1, 2007		April 2, 2006
	----------------------		----------------------
	External	Affiliate	External	Affiliate
Net revenues	------------	-----------	-----------	-----------
North America	$421,084	2,076	310,304	2,253
International	187,676	199	145,491	111
Global Operations (a)	1,342	268,155	1,936	189,476
Other segments	15,165	-	10,450	-
Corporate and eliminations	-	(270,430)	-	(191,840)
	------------	------------	------------	------------
	$625,267	-	468,181	-
	=======	=======	=======	=======

	Quarter ended	Quarter ended
	April 1, 2007	April 2, 2006
	---------------------	---------------------
Operating profit (loss)
North America	$ 45,325	4,770
International	(108)	(8,323)
Global Operations (a)	4,428	365
Other segments	4,788	3,071
Corporate and eliminations	(706)	(2,009)
	----------	----------
	$ 53,727	(2,126)
	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

	April 1, 2007	April 2, 2006
	-----------------	--------------------
Total assets
North America	$3,088,868	2,427,646
International	771,830	656,540
Global Operations	1,060,535	878,768
Other segments	140,653	118,554
Corporate and eliminations (b)	(2,169,755)	(1,184,729)
	--------------	--------------
	$2,892,131	2,896,779
	========	========

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

The following table presents consolidated net revenues by class of principal products for the quarters ended April 1, 2007 and April 2, 2006.

	2007	2006
	----------	---------
Boys’ toys	$171,593	108,484
Games and puzzles	191,166	176,297
Girls’ toys	117,220	72,526
Preschool toys	65,779	58,334
Tweens toys	54,954	46,212
Other	24,555	6,328
	------------	------------
Net revenues	$625,267	468,181
	=======	=======

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash through the sale of a variety of toy and game products. The Company sells these products both within the United States and in a number of international markets. The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year and, within that half, the fourth quarter. In 2006, 68% of the Company's net revenues were generated in the second half of the year with 35% of annual net revenues generated in the fourth quarter. In both 2005 and 2004, percentages were comparable at 67% and 35% for the second half and fourth quarter, respectively. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other family entertainment properties, such as MARVEL and STAR WARS.

The Company’s North American toy and games business is managed under common leadership, providing a combined focus on developing, marketing, and selling products in the U.S., Canada and Mexico.  The International segment consists of the Company’s European, Asia Pacific and Latin American marketing operations. The Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Hasbro Products Group continues to be responsible for the world-wide licensing of the Company's intellectual properties and works closely with the North American and International segments on the development and outlicensing of the Company's brands.

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet.  While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and leverage its key strengths. In 2007, the Company expects significant sales of products related to the Company's license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively "Marvel"), primarily due to the expected theatrical release of SPIDERMAN-3 in May of 2007. Given the strength of its core brands, the Company may also seek to drive product-related revenues by increasing the visibility of its core brands through entertainment-based vehicles. As an example of this, in July of 2007, the TRANSFORMERS motion picture is expected to be released and the Company has developed products based on the motion picture that will be marketed in 2007.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company's core brands represent Company-owned or Company–controlled brands, such as G.I. JOE, TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL and TONKA, which have been successful for the Company over the long term.  The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time.  These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. In the first quarter of 2007 and the fiscal year 2006, the Company had strong sales of core brand products, including PLAYSKOOL, LITTLEST PET SHOP, MONOPOLY, NERF, and PLAY-DOH.

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

While the Company's strategy has continued to focus on growing its core brands and developing innovative, new products, it will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In 2006, the Company entered into a license with Marvel to produce toys and games based on Marvel’s portfolio of characters.  The Company had significant sales of products related to this license in the first quarter of 2007 primarily due to the expected theatrical release of SPIDER-MAN 3 in May of 2007. The Company will also incur royalties on products based on the theatrical release of TRANSFORMERS in July 2007. While gross profits of theatrical entertainment-based products are generally higher than many of the Company's other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm's STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profit made on these products.

While the Company remains committed to investing in the growth of its business, it continues to be focused on reducing fixed costs through efficiencies and profit improvement. Over the last 5 years the Company has improved its operating margin from 7.8% in 2002 to 11.9% in 2006. In the fourth quarter of 2006, as part of its ongoing cost reduction efforts, the Company determined that it would reduce its manufacturing activity in Ireland and transition the manufacture of certain products to the Company's suppliers in China. The Company is also investing to grow its business in emerging international markets. With a strong balance sheet and having achieved a debt to capitalization ratio of between 25-30%, the Company will also continue to evaluate strategic alliances and acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. The Company expects to leverage revenue to offset the impact of these investments and maintain 2007 operating margin levels near those in 2006.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchase and dividends. As part of this initiative, in July 2006, the Company's Board of Directors (the "Board") authorized the repurchase of an additional $350,000 in common stock after a previous authorization of $350,000 was exhausted in July 2006. For the quarter ended April 1, 2007, the Company invested $74,037 in the repurchase of 2,529 shares of common stock in the open market. As of April 1, 2007, approximately $122,019 remains under this authorization. In addition, in February 2007, the Company announced an increase in its May 2007 quarterly dividend to $0.16 per share. This is the fourth consecutive year that the Board of Directors has increased the dividend rate.

SUMMARY

----------------

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the first quarters of 2007 and 2006.

	2007	2006
	-------	-------
Net revenues	100.0%	100.0%
Cost of sales	38.9	39.7
	--------	--------
Gross profit	61.1	60.3
Amortization	2.9	3.9
Royalties	8.0	5.6
Research and product development	5.7	8.2
Advertising	10.8	11.7
Selling, distribution and administration	25.1	31.4
	--------	--------
Operating profit (loss)	8.6	(0.5)
Interest expense	1.0	1.5
Interest income	(1.4)	(1.6)
Other (income) expense, net	1.1	0.8
	--------	--------
Earnings (loss) before income taxes	7.9	(1.2)
Income taxes	2.7	(0.1)
	--------	--------
Net earnings (loss)	5.2%	(1.1)%
	=====	=====

RESULTS OF OPERATIONS

-----------------------------------------

The first quarter of 2007 was a thirteen week period while the first quarter of 2006 was a fourteen week period. Net earnings for the first quarter of 2007 were $32,890 compared to a net loss for the first quarter of 2006 of $(4,899). Basic and diluted earnings per share for the first quarter of 2007 were $.20 and $.19, respectively, compared to a basic and diluted loss per share in the first quarter of 2006 of $(.03).

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended April 1, 2007 increased 34% to $625,267 from $468,181 for the quarter ended April 2, 2006.  Net revenues were positively impacted by foreign currency translation in the amount of $10,100 as the result of a weaker U.S. dollar in 2007. Operating profit for the quarter ended April 1, 2007 was $53,727 compared to an operating loss of $(2,126) for the quarter ended April 2, 2006. Operating profit for the quarter ended April 1, 2007 was not materially impacted by the weaker U.S. dollar. Most of the Company's revenues and operating profit (loss) are derived from its two principal segments: the North American segment and the International segment, which are discussed in detail below.

The following table presents net revenues and operating profit (loss) data for the Company's two principal segments for the first quarter of fiscal years 2007 and 2006.

	2007	2006	% Change
	-------------	-------------	-------------
Net Revenues
North American segment	$421,084	310,304	36%
International segment	187,676	145,491	29%

Operating Profit (Loss)
North American segment	$ 45,325	4,770	850%
International segment	(108)	(8,323)	99%

NORTH AMERICAN SEGMENT

The North American segment's net revenues for the quarter ended April 1, 2007 increased 36% to $421,084 as compared to the same period in 2006. This increase primarily reflects shipments of MARVEL products and increased sales of core brands. The Company had a large number of MARVEL shipments during the first quarter partially due to shipment of products related to SPIDER-MAN 3, which is planned to be released in May of 2007. The increase in revenues from core brand products primarily related to increased sales of LITTLEST PET SHOP, NERF, PLAYSKOOL and DUNGEONS & DRAGONS products. Sales in the first quarter of 2007 were also positively impacted by sales of TOOTH TUNES products and BABY ALIVE dolls. The Company expects sales of MARVEL products to continue to be strong in the second quarter due to the planned theatrical release of SPIDER-MAN 3 in May.

The North American segment operating profit of $45,325 for the quarter ended April 1, 2007 compares to an operating profit of $4,770 for the quarter ended April 2, 2006. The increased operating profit in 2007 was primarily related to increased gross profit as a result of the increased sales in the first quarter of 2007. The increase in gross profit was partly offset by an increase in royalty expenses, principally due to the increased sales of MARVEL products in the first quarter of 2007. In addition, operating profit was negatively impacted by increased advertising expense in the first quarter of 2007.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

INTERNATIONAL SEGMENT

International segment net revenues increased by 29% to $187,676 for the quarter ended April 1, 2007 from $145,491 for the quarter ended April 2, 2006. International net revenues were positively impacted by currency translation of approximately $11,500, as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, International net revenues increased 21% in local currency to $176,159. The increase in local currency revenue for the quarter was primarily the result of shipments of MARVEL products as well as increased sales of core brand products including LITTLEST PET SHOP, TRANSFORMERS, MY LITTLE PONY, PLAYSKOOL, MONOPOLY and PLAY-DOH. These increases were partially offset by decreased sales of B-DAMAN products.

International segment operating loss was $(108) for the quarter ended April 1, 2007 compared to a loss of $(8,323) for the quarter ended April 2, 2006. Although revenues were positively impacted by the weaker U.S. dollar, as noted above, operating expenses were also impacted, with a resulting net negative impact to the International segment operating loss of approximately $(674) for the quarter ended April 1, 2007. Absent the impact of foreign exchange rates, the decrease in operating loss was primarily due to higher gross profit resulting from the increase in sales in the first quarter of 2007 over the first quarter of 2006. The increase in gross profit was partially offset by increased royalty and advertising expenses in the first quarter of 2007.

GROSS PROFIT

-----------------------

The Company's gross profit margin increased to 61.1% for the quarter ended April 1, 2007 from 60.3% for the quarter ended April 2, 2006. This increase was due to changes in product mix primarily within our games business.  The increase was also partially due to higher sales of core brand products in the first quarter of 2007.

The Company aggressively monitors its levels of inventory, attempting to avoid unnecessary expenditures of cash and potential charges related to obsolescence.  The Company's failure to accurately predict and respond to consumer demand could result in overproduction of less popular items, which could result in higher obsolescence costs, causing a reduction in gross profit.

EXPENSES

-----------------

The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the first quarters of fiscal years 2007 and 2006.

	2007	2006
	-------------	------------
Amortization	2.9%	3.9%
Royalties	8.0	5.6
Research and product development	5.7	8.2
Advertising	10.8	11.7
Selling, distribution and administration	25.1	31.4

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Amortization expense decreased slightly to $17,958 in the first quarter of 2007 from $18,252 in the first quarter of 2006. A portion of amortization expense relates to licensing rights, primarily STAR WARS rights, and is based on expected sales of products related to those licensing rights.

Royalty expense for the quarter ended April 1, 2007 increased to $50,260, or 8.0% of net revenues from $25,990, or 5.6% of net revenues in the first quarter of 2006. This increase is primarily the result of increased sales of entertainment-based products, including royalty expense related to MARVEL products.  The Company expects significant sales of MARVEL products in 2007, primarily due to the expected theatrical release of SPIDER-MAN 3 in May 2007, and as a result expects higher royalty expense in 2007.

Research and product development expenses for the quarter ended April 1, 2007 decreased to $35,310, or 5.7% of net revenues from $38,164, or 8.2% of net revenues for the quarter ended April 2, 2006.  The decrease reflects higher investments in the prior year related to games incorporating technology, including costs related to the NET JET internet game system.

Advertising expense for the quarter ended April 1, 2007 increased in dollars to $67,635 from $54,854 for the quarter ended April 2, 2006 but decreased as a percentage of net revenues to 10.8% of net revenues for the quarter ended April 1, 2007 compared with 11.7% of net revenues for the quarter ended April 2, 2006.

The Company's selling, distribution and administration expenses for the quarter ended April 1, 2007 increased in dollars to $156,925 from $146,955 for the quarter ended April 2, 2006 but decreased as a percentage of sales to 25.1% for the quarter ended April 1, 2007 from 31.4% for the quarter ended April 2, 2006. The increase in dollars reflects higher costs, such as shipping and distribution, resulting from the increased revenues in the first quarter of 2007 while the decrease as a percentage of sales reflects the fixed nature of certain of the other expenses.

NONOPERATING (INCOME) EXPENSE

-------------------------------------------------------

Interest expense for the first quarter of 2007 was $6,184 compared with $7,126 in the first quarter of 2006.  The reduction in interest expense was due to lower levels of debt as well as a lower effective interest rate in 2007.

Interest income for the quarter ended April 1, 2007 was $8,939 compared to $7,334 for the quarter ended April 2, 2006. The increase in interest income in the first quarter of 2007 from the first quarter of 2006 represented higher returns on cash and short-term investment balances, partially offset by lower balances of invested cash during the quarter.

Other expense, net for the first quarter of 2007 was $6,882 compared with $3,535 for the first quarter of 2006. These amounts primarily consist of non-cash charges of $7,920 and $3,330 for 2007 and 2006, respectively, related to the increase during these periods in the fair value of certain warrants required to be classified as a liability.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

These warrants are required to be adjusted to their fair value each quarter through earnings.  The fair value of these warrants is primarily affected by the stock price of the Company but is also affected by the Company's stock price volatility and dividends, as well as risk-free interest rates. Assuming the Company's stock volatility and dividend payments, as well as risk-free interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings as the price of the Company's stock increases. If the price of the Company's stock decreases and the Company's stock volatility, dividend payments, and risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income. Based on a hypothetical increase in the Company's stock price to $30.00 per share at April 1, 2007 from its actual price of $28.62 a share on that date, the Company would have recognized a non-cash charge of approximately $11,260 rather than the actual non-cash charge of $7,920 for the quarter ended April 1, 2007, to reflect the change in the fair value of the warrants from their fair value of $155,630 at December 31, 2006.  This fair value adjustment has no related tax impact.

INCOME TAXES

-----------------------

Income tax expense in the first quarter of 2007 was $16,710 on pretax earnings of $49,600, compared to a tax benefit of $554 on a pretax loss of $(5,453) in the first quarter of 2006. As noted above, the adjustment of certain warrants to their fair value has no tax effect.  Absent the warrant fair value adjustment and certain other discrete tax events, the 2007 first quarter tax rate and the 2006 first quarter tax rate would have been 27.9% and 26.1%, respectively. The income tax rate for the full year 2006 was 32.6%. In addition to the adjustment of certain warrants to their fair value, the 2006 full year tax rate was also impacted by approximately $7,800 of discrete tax events, primarily relating to the settlement of various tax exams in multiple jurisdictions. Absent the effect of these items, the 2006 full year tax rate would have been 27.6%.

The increase in the adjusted rate for the full year 2006 of 27.6% to the first quarter of 2007 adjusted rate of 27.9% is primarily due to the tax impact of higher expected operating profits in jurisdictions with higher statutory tax rates.

OTHER INFORMATION

---------------------------------

The Company's revenue pattern continues to show the second half of the year, and within that half, the fourth quarter, to be increasingly more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year.  In years where the Company has products tied to major motion picture releases, such as in 2007 with the releases of SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007, this concentration is not expected to be as pronounced due to the higher level of sales that occur around the time of the motion picture theatrical release. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The strategy of larger mass market retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices currently being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.  This can be impacted by the timing of theatrical releases. Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales.  At April 1, 2007 and April 2, 2006, the Company's unshipped orders were approximately $300,100 and $177,000, respectively.  To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company's revenues. In addition, the bankruptcy or other lack of success of one of the Company's significant retailers could negatively impact the Company's future revenues.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 31, 2007, the first day of fiscal 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated balance sheet and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning December 31, 2007, the first day of fiscal 2008. The Company has not yet determined the impact, if any, from the adoption of SFAS No. 159.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------

The Company has historically generated a significant amount of cash from operations.  In 2006, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its unsecured credit facilities. During 2007 the Company expects to continue to fund its working capital needs primarily through operations and, when needed, using proceeds from its accounts receivable securitization program and borrowings under its available lines of credit. The Company believes that the funds available to it, including cash it expects to generate from operations and funds available through the securitization program and other available lines of credit, are adequate to meet its needs for 2007.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

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

Cash flows provided (utilized) by operating activities were $53,637 and $(75,239) for the first quarter of 2007 and 2006, respectively. Cash flows from operations in the first quarter of 2006 were negatively impacted by the royalty guarantee payment of $105,000 made to Marvel in connection with the new license agreement signed in the first quarter of 2006 and pension plan contributions of approximately $31,800. Of the $105,000 payment to Marvel, $82,700 was classified as long-term in 2006 and was reflected in the consolidated statement of cash flows in other operating while the remainder was recorded to prepaid expenses and reflected in the statement of cash flows as an increase in prepaid expenses.

Accounts receivable increased to $327,124 at April 1, 2007 from $221,860 at April 2, 2006 reflecting higher sales in the first quarter of 2007.  Days sales outstanding were 47 days at April 1, 2007 compared to 43 days at April 2, 2006.  In addition, approximately $9,800 of the increase relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Inventories increased to $265,402 at April 1, 2007 from $213,183 at April 2, 2006 to support expected growth in the Company's business relating to expected 2007 theatrical releases, including SPIDER-MAN 3 in May and TRANSFORMERS in July.  In addition, approximately $6,900 of the increase relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Prepaid expenses increased to $171,488 at April 1, 2007 compared to $122,127 at April 2, 2006. The increase is primarily due to an increase in current prepaid royalties as the result of increased portion of the advance paid to Marvel being classified as current. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement.  This payment is then recognized in the consolidated statement of operations as the related sales are made.  With respect to the Marvel license, the Company may have prepaid royalties recorded in both current and non-current assets. Each reporting period, the Company reflects as current prepaid assets the amount of royalties it expects to reflect in operations in the upcoming twelve months.  In periods prior to a major movie release such as with Marvel in the first quarter of 2007, larger amounts will be reclassified from non-current to current in anticipation of higher sales during the periods surrounding the release. Approximately $6,200 of the increase relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Accounts payable and accrued expenses decreased to $614,637 at April 1, 2007 from $629,175 at April 2, 2006. The decrease is primarily due to the reclassification of the liabilities related to uncertain tax positions as a result of the adoption of FASB Interpretation No. 48. This decrease was partially offset by an increase in the fair value of the Lucas warrants that the Company is required to record as liabilities. The Company classifies these warrants, which contain a put option, as a current liability and adjusts the amount of this liability to reflect the warrants fair value on a periodic basis.

Collectively, property, plant and equipment and other assets decreased $172,833 from the comparable period in the prior year. The decrease is primarily due to a decrease in long-term royalty advances of approximately $117,600. This primarily relates to the long-term portion of the Marvel advance paid in January 2006, which has been reclassified as a current asset due to expected realization of these royalties in the next twelve months. In addition, other intangible assets decreased by approximately $80,900 primarily due to amortization of these assets. These decreases were partially offset by an increase in property, plant and equipment of approximately $21,800.

Net cash (cash and cash equivalents less short-term borrowings, current portion of long-term debt, and long-term debt) increased to $186,334 at April 1, 2007 from $76,135 at April 2, 2006. This increase reflects an increase in the cash and cash equivalents of the Company to $688,594 at April 1, 2007 from $581,295 at April 2, 2006. At April 2, 2006, the Company had invested $147,675 of its excess cash in auction rate securities, which were classified on the balance sheet as short-term investments. At April 1, 2007, the Company had invested only $15,000 of excess cash in these securities. Including this decrease in investments in auction rate securities, net cash decreased by $22,476, which reflects the Company's current share repurchase program under which $434,771 of cash has been used in the prior 12 months to repurchase shares of the Company's common stock.  These repurchases were primarily offset by cash provided by operations.

Cash flows from investing activities were a net utilization of $32,393 in the first quarter of 2007 compared to $159,365 utilized in the first quarter of 2006. The 2006 net utilization reflects a net use of cash of $147,675 to purchase auction rate securities compared to a utilization of $15,000 in the first quarter of 2007 to purchase these securities.

Cash flows from financing activities were a net utilization of $48,308 in the first quarter of 2007 compared to a net utilization of $126,607 in the first quarter of 2006. The decrease in net utilization reflects maturity of long-term debt in the amount of $32,743 in the first quarter of 2006. Cash utilized to repurchase the Company's common stock decreased to $65,370 in the first quarter of 2007 compared to $87,343 in the first quarter of 2006. During the first quarter of 2007, the Company repurchased 2,529 shares at a total cost of $74,037, of which $8,667 was included in accrued liabilities related to repurchases that had not yet settled at April 1, 2007.

The Company has a revolving credit agreement, which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000 up to a total committed facility of $500,000.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company is not required to maintain compensating balances under the agreement.  The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended April 1, 2007. The Company had no borrowings outstanding under its committed revolving credit facility at April 1, 2007. The Company also has other uncommitted lines from various banks, of which approximately $23,039 was utilized at April 1, 2007. Amounts available and unused under the committed line at April 1, 2007 were approximately $297,131.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  During the period from the first day of October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a cost-effective source of working capital. Based on the amount of eligible accounts receivable as of April 1, 2007, the Company had availability under this program to sell approximately $181,000, of which approximately $65,000 was utilized.

The Company had letters of credit and other similar instruments of approximately $58,122 and purchase commitments of $239,715 outstanding at April 1, 2007. In May of 2007, upon the theatrical release of SPIDER-MAN 3, the Company will be required to pay a royalty advance of $70,000 to Marvel. Contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 31, 2006, did not materially change outside of payments made in the normal course of business.

The Company has outstanding $249,856 in principal amount of senior convertible debentures due 2021.  The senior convertible debentures bear interest at 2.75%, subject to an upward adjustment in the rate, with the total rate not to exceed 11%, should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2006, this conversion feature was met and the bonds were convertible during the first quarter of 2007. During the quarter, $140 of these bonds were converted and 6 shares were issued.  At March 31, 2007, this contingent feature was again met and the bonds will remain convertible through June 30, 2007, at which time the conversion feature will be reassessed. In addition, if the closing price of the Company's stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

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

The Company believes that cash from operations, including the securitization facility, and, if necessary, its committed line of credit, will allow the Company to meet these and other obligations listed. It is the Company's intent to continue to assess the desirability of using available cash from operations to reduce its outstanding long-term debt, as market conditions and the Company's revolving credit agreement and other sources of financing allow.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

-------------------------------------------------------------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations, stock-based compensation and accounting for income taxes.

With the exception of the change in the accounting policy related to pension costs and the addition of accounting for income taxes that are detailed below, these critical accounting policies are the same as those detailed in the December 31, 2006 Form 10-K.

Pension Cost and Obligations

Prior to 2007, for certain of its defined benefit pension plans, the Company used a September 30 date to measure the liabilities and assets of the plan. Expense for the subsequent year was established based on the assumptions used on that date to measure the assets and liabilities. In accordance with the requirements of SFAS No. 158, in the first quarter of 2007, the Company elected to change its measurement date for these plans from September 30 to its fiscal year-end date. This change resulted in a remeasurement of the assets and liabilities of the plans as of December 31, 2006, the 2006 fiscal year-end of the Company. The assumptions used for this remeasurement were substantially the same as those used for the September 30 measurement and disclosed in the December 31, 2006 Form 10-K. The expense, net of tax, measured for the period of October 1, 2006 through December 31, 2006 based on the September 30 actuarial valuation was recorded directly to retained earnings in accordance with SFAS No. 158. The effect of this change in measurement date resulted in an increase to prepaid pension expense of $5,482, a decrease to accrued pension expense of $3,619, a decrease to deferred tax assets of $3,465, an increase to accumulated other comprehensive earnings of $7,779, and a decrease to retained earnings of $2,143.

 HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Income Taxes

The Company's annual tax rate is based on its income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and in evaluating its tax positions. Despite the Company's belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged and the Company is not successful in these challenges. These estimated liabilities are adjusted, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit.

An estimated effective tax rate is applied to the Company's quarterly operating results. In the event there is a significant unusual or extraordinary item recognized in the Company's quarterly operating results, the tax attributable to that item is separately calculated and recorded at the time. In addition, changes in judgment related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs.

In certain cases, tax law requires items to be included in the Company's tax returns at a different time than when these items are recognized on the financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company's tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheet. Deferred tax assets represent credits or deductions that have been reflected on the financial statements but have not yet been reflected in the Company's income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income to fully realize the future credits or deductions. Deferred tax liabilities represent expenses recognized on the Company's tax return that have not yet been recognized in the Company's financial statements or income recognized in the financial statements that has not yet been recognized on the Company's tax return.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

To manage this exposure, the Company has hedged a portion of its estimated foreign currency transactions using forward foreign exchange contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency.  The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.  The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.  The Company does not speculate in foreign currency exchange contracts. The Company may also be indirectly impacted by changes in the Chinese Renminbi.

At April 1, 2007, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $494,843.  Also at April 1, 2007, the Company had fixed-for-floating interest rate swaps with notional amounts of $75,000.  The interest rate swaps are designed to adjust a portion of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt.  Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt.  At April 1, 2007, these contracts had a fair value of $21, which was included in other long-term assets, with a corresponding fair value adjustment to increase long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 1, 2007. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 1, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 31, 2006 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•

the Company's ability to manufacture, source and ship new and continuing products on a timely and cost-effective basis and customers' and consumers' acceptance of those products in quantities and at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of products;

•

economic and public health conditions in the various markets in which the Company and its customers and suppliers operate throughout the world, including factors which impact the retail market, disposable income or consumer demand for the Company's products or the Company's ability to manufacture and deliver products, higher fuel and other commodity prices, higher transportation costs and potential transportation delays, currency fluctuations and government regulation;

•

the concentration of the Company's customers;

•

the Company's ability to generate sales during the fourth quarter, particularly during the relatively brief holiday season, which is the period in which the Company derives a substantial portion of its revenues;

•

the inventory policies of the Company's retail customers, including the concentration of the Company's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management techniques, which increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules;

•

work stoppages, slowdowns or strikes, which may impact the Company's ability to manufacture or deliver product in a timely and cost-effective manner;

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

•

market conditions, third party actions or approvals, the impact of competition and other factors that could delay or increase the cost of implementation of the Company's programs, or alter the Company's actions and reduce actual results;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole number of shares and dollars)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2007 1/1/07 – 1/28/07	-	-	-	$195,980,672
February 2007 1/29/07 – 3/4/07	928,500	$29.0970	928,500	$168,964,127
March 2007 3/5/07 – 4/1/07	1,600,000	$29.3404	1,600,000	$122,019,450
Total	2,528,500	$29.2510	2,528,500	$122,019,450

In July 2006, the Company's Board of Directors authorized the repurchases of up to $350 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to certain market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

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

3.4

Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

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

4.2

Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b) (i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, File No. 1-6682.)

Item 6. Exhibits (continued)

4.3

Indenture, dated as of November 30, 2001, by and between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)

4.4

Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A. Citibank, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)

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

4.7

Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent. (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

10.1	Hasbro, Inc. 2007 Management Incentive Plan

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended April 1, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: May 3, 2007	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Executive Vice President, Finance
and Global Operations and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended April 1, 2007

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

3.4

Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

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

4.2

Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b) (i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File No. 1-6682.)

4.3

Indenture, dated as of November 30, 2001, by and between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)

4.4

Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A. Citibank, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)

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

4.7

Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent. (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

10.1	Hasbro, Inc. 2007 Management Incentive Plan

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended April 1, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.