Form 10-Q
period 2007-07-01
HASBRO INC
filed 2007-08-10
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes or No X

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 23, 2007 was 161,197,423.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	July 1,	July 2,	Dec. 31,
Assets	2007	2006	2006
	---------	---------	---------
Current assets
Cash and cash equivalents	$525,573	417,087	715,400
Short-term investments	-	72,625	-
Accounts receivable, less allowance
for doubtful accounts of $29,900,
$31,200 and $27,700	417,687	290,480	556,287
Inventories	352,457	258,500	203,337
Deferred income taxes	78,978	95,943	83,854
Prepaid expenses	159,251	133,719	159,437
	--------------	--------------	--------------
Total current assets	1,533,946	1,268,354	1,718,315

Property, plant and equipment, less accumulated
depreciation of $391,000, $366,500 and $379,000	184,905	164,057	181,726
	--------------	--------------	--------------

Other assets
Goodwill	470,648	468,634	469,938
Other intangibles, less accumulated amortization
of $694,000, $623,800 and $658,200	497,410	577,379	532,257
Other	222,035	256,941	194,669
	--------------	--------------	--------------
Total other assets	1,190,093	1,302,954	1,196,864
	--------------	--------------	--------------

Total assets	$2,908,944	2,735,365	3,096,905
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	July 1,	July 2,	Dec. 31,
Liabilities and Shareholders' Equity	2007	2006	2006
	---------	---------	---------
Current liabilities
Short-term borrowings	$89,051	10,017	10,582
Accounts payable	162,181	128,277	160,015
Accrued liabilities	368,128	501,459	735,296
	--------------	--------------	--------------
Total current liabilities	619,360	639,753	905,893

Long-term debt, excluding current portion	494,658	494,359	494,917
Other liabilities	247,982	143,732	158,205
	--------------	--------------	--------------
Total liabilities	1,362,000	1,277,844	1,559,015
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	349,904	355,031	322,254
Retained earnings	2,012,833	1,850,801	2,020,348
Accumulated other comprehensive earnings	26,254	26,031	11,186
Treasury stock, at cost; 48,617,472 shares at
July 1, 2007, 45,238,593 at July 2, 2006
and 49,074,215 at December 31, 2006	(946,894)	(879,189)	(920,745)
	--------------	--------------	--------------
Total shareholders' equity	1,546,944	1,457,521	1,537,890
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$2,908,944	2,735,365	3,096,905
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	Thirteen	Thirteen	Twenty-Six	Twenty-Seven
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	-------------------	------------------	-------------------	-------------------
Net revenues	$691,408	527,764	1,316,675	995,945
Cost of sales	273,212	210,369	516,664	396,461
	------------	------------	------------	-------------
Gross profit	418,196	317,395	800,011	599,484
	------------	------------	------------	-------------
Expenses
Amortization	17,574	19,140	35,532	37,392
Royalties	62,524	30,200	112,784	56,190
Research and product development	38,787	39,606	74,097	77,770
Advertising	78,995	60,466	146,630	115,320
Selling, distribution and administration	164,539	147,384	321,464	294,339
	------------	------------	------------	-------------
Total expenses	362,419	296,796	690,507	581,011
	------------	------------	------------	-------------
Operating profit	55,777	20,599	109,504	18,473
	------------	------------	------------	-------------
Nonoperating (income) expense
Interest expense	6,661	6,812	12,845	13,938
Interest income	(10,010)	(6,244)	(18,948)	(13,577)
Other (income) expense, net	37,165	(12,471)	44,046	(8,937)
	------------	------------	------------	-------------
Total nonoperating (income) expense	33,816	(11,903)	37,943	(8,576)
	------------	------------	------------	-------------
Earnings before income taxes	21,961	32,502	71,561	27,049
Income taxes	17,160	5,414	33,870	4,860
	------------	------------	------------	-------------
Net earnings	$4,801	27,088	37,691	22,189
	=======	=======	=======	=======

Net earnings per common share
Basic	$.03	.16	.23	.13
	=======	=======	=======	=======
Diluted	$.03	.07	.23	.06
	=======	=======	=======	=======
Cash dividends declared per
common share	$.16	.12	.32	.24
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Six Months Ended
	--------------------------------------
	Twenty-Six	Twenty-Seven
	Weeks Ended	Weeks Ended
	July 1, 2007	July 2, 2006
	-------------------	------------------
Cash flows from operating activities
Net earnings	$37,691	22,189
Adjustments to reconcile net earnings to net cash
provided (utilized) by operating activities:
Depreciation and amortization of plant and equipment	38,624	31,936
Other amortization	35,532	37,392
Loss on impairment of investment	-	2,629
Change in fair value of liabilities potentially settleable
in common stock	44,370	(11,940)
Deferred income taxes	1,395	9,487
Stock-based compensation	15,024	11,052
Change in operating assets and liabilities (other
than cash and cash equivalents):
Decrease in accounts receivable	139,908	240,762
Increase in inventories	(145,178)	(76,003)
Decrease (increase) in prepaid expenses and other current assets	41,042	(23,700)
Decrease in accounts payable and accrued liabilities	(124,336)	(241,068)
Other, including long-term portion of royalty advances	(55,168)	(91,176)
	------------	------------
Net cash provided (utilized) by operating activities	28,904	(88,440)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(40,880)	(29,944)
Proceeds from sale of property, plant and equipment	180	959
Purchases of short-term investments	(15,000)	(704,345)
Sales of short-term investments	15,000	631,720
Other	846	(277)
	------------	------------
Net cash utilized by investing activities	(39,854)	(101,887)
	------------	------------
Cash flows from financing activities
Repurchases of and repayments of borrowings with original
maturities of more than three months	-	(32,743)
Net proceeds (repayments) of other short-term borrowings	78,350	(3,885)
Purchases of common stock	(93,778)	(279,631)
Purchase of warrants	(200,000)	-
Stock option transactions	65,881	14,967
Excess tax benefits from stock-based compensation	14,225	1,682
Dividends paid	(44,923)	(36,502)
	------------	------------
Net cash utilized by financing activities	(180,245)	(336,112)
	------------	------------
Effect of exchange rate changes on cash	1,368	1,258
	------------	------------
Decrease in cash and cash equivalents	(189,827)	(525,181)
Cash and cash equivalents at beginning of year	715,400	942,268
	------------	------------
Cash and cash equivalents at end of period	$525,573	417,087
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	------------------------------------
	Twenty-Six	Twenty-Seven
	Weeks Ended	Weeks Ended
	July 1, 2007	July 2, 2006
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$11,831	13,294
Income taxes	$40,855	51,253

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	Thirteen	Thirteen	Twenty-Six	Twenty-Seven
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	-------------------	------------------	-------------------	-------------------
Net earnings	$4,801	27,088	37,691	22,189
Other comprehensive earnings	6,904	12,010	7,289	10,683
	----------	----------	----------	----------
Total comprehensive earnings	$11,705	39,098	44,980	32,872
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of July 1, 2007 and July 2, 2006, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The six months ended July 1, 2007 is a twenty-six week period while the six months ended July 2, 2006 is a twenty-seven week period. The quarters ended July 1, 2007 and July 2, 2006 were both thirteen week periods.

The results of operations for the quarter ended July 1, 2007 are not necessarily indicative of results to be expected for the full year.

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

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 31, 2006 with the exception of the accounting for uncertain tax positions and accounting for pension and postretirement plans. Effective January 1, 2007, the first day of fiscal 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which applies to all tax positions accounted for under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". See Note 6 for further information related to the adoption of this statement. In addition, effective January 1, 2007, the Company changed the measurement date of certain of its defined benefit pension plans and other postretirement plan from September 30 to its fiscal year-end date, pursuant to the requirements of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". See Note 5 for further information related to the change in measurement dates.

Substantially all of the Company's inventories consist of finished goods.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Earnings per share data for the fiscal quarters and six months ended July 1, 2007 and July 2, 2006 were computed as follows:

	2007		2006
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 4,801	4,801	27,088	27,088
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	-	-	(15,270)
	------------	------------	------------	------------
Adjusted net earnings	$ 4,801	4,801	27,088	11,818
	=======	=======	=======	=======

Average shares outstanding	160,398	160,398	169,648	169,648
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	-	-	6,036
Options and warrants	-	4,245	-	1,692
	------------	------------	------------	------------
Equivalent shares	160,398	164,643	169,648	177,376
	=======	=======	=======	=======

Net earnings per share	$ .03	.03	.16	.07
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2007		2006
	-----------------		-----------------
Six Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 37,691	37,691	22,189	22,189
Effect of dilutive securities:
Change in fair value of liabilities
potentially settleable in common stock	-	-	-	(11,940)
Interest expense on contingent convertible
debentures due 2021	-	2,130	-	-
	------------	------------	------------	------------
Adjusted net earnings	$ 37,691	39,821	22,189	10,249
	=======	=======	=======	=======

Average shares outstanding	160,661	160,661	173,475	173,475
Effect of dilutive securities:
Liabilities potentially settleable in
common stock	-	-	-	5,656
Contingent convertible debentures
due 2021	-	11,569	-	-
Options and warrants	-	4,206	-	1,915
	------------	------------	------------	------------
Equivalent shares	160,661	176,436	173,475	181,046
	=======	=======	=======	=======

Net earnings per share	$ .23	.23	.13	.06
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock were required to be accounted for as a liability at fair value. The Company was required to assess if these warrants, classified as a liability, had a more dilutive impact on earnings per share when treated as an equity contract. For the quarters and six months ended July 1, 2007, the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability. If the warrants had been treated as an equity contract, 3,143 and 3,853 shares would have been included in dilutive shares for the quarter and six months ended July 1, 2007 with a corresponding adjustment to add back the related expense of $36,450 and $44,370, respectively, to reported net earnings. For the quarters and six months ended July 2, 2006, the warrants had a more dilutive impact on earnings per share assuming they were treated as an equity contract. Accordingly, for the diluted earnings per share calculation for these periods, the numerator includes an adjustment to earnings to exclude the income included therein related to the fair market value adjustment and the denominator includes an adjustment to include the shares issuable under the contract. In May of 2007, the Company repurchased these warrants for $200,000 in cash under the call provision of the amended warrant agreement. See Note 8.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For the quarter ended July 1, 2007 and the quarter and six months ended July 2, 2006, the effect of the Company's contingent convertible debt was antidilutive. Had the effect of the convertible debt been dilutive, 11,567 and 11,574 shares would have been included in dilutive shares for the quarters ended July 1, 2007 and July 2, 2006, respectively, and interest expense, net of tax, of $1,065 and $1,066 for each of the respective periods would have been added back to net earnings to calculate diluted earnings per share. For the six months ended July 2, 2006, 11,574 shares would have been included in diluted shares and interest expense, net of tax, of $2,131 would have been added back to net earnings to calculate earnings per share. For the six months ended July 1, 2007, the effect of the contingent convertible debt was dilutive and, accordingly, adjustments have been made to the net earnings and dilutive shares.

Options and warrants to acquire shares totaling 3,857 at July 1, 2007 and 7,824 at July 2, 2006, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

 (3)  At July 2, 2006, the Company had invested $72,625 in auction rate securities, which were recorded as short-term investments on the consolidated balance sheet. These securities were accounted for as available-for-sale securities and reflected at par value, which approximated fair value. There were no such investments at July 1, 2007.

(4)   Other comprehensive earnings for the quarters and six months ended July 1, 2007 and July 2, 2006 consist of the following:

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	---------	---------	---------	---------
Foreign currency translation adjustments	$10,327	14,084	12,738	16,101
Changes in value of available-for-sale securities, net of tax	88	(1,680)	(1,074)	(4,122)
Net Losses on cash flow hedging activities, net of tax	(3,974)	(3,081)	(4,758)	(3,667)
Reclassifications to earnings, net of tax	463	2,687	383	2,371
	----------	----------	----------	----------
Other comprehensive earnings	$6,904	12,010	7,289	10,683
	======	======	======	======

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The reclassification adjustment from other comprehensive earnings to net income of $383 for the six months ended July 1, 2007 includes a realized gain of $(664) on the sale of available-for-sale securities. Reclassification adjustments from other comprehensive earnings to net earnings of $2,687 and $2,371 for the quarter and six months ended July 2, 2006 include an impairment charge of $2,629 relating to an other than temporary decrease in the value of the Company's investment in Infogrames SA common stock. The remainder of the reclassification adjustments for the quarter and six months ended July 1, 2007 and July 2, 2006 represent net (gains) losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales.  The losses on cash flow hedging derivatives for the quarter and six months ended July 1, 2007 include losses reclassified to earnings as the result of hedge ineffectiveness of $2 and $15, respectively. The losses on cash flow hedging derivatives for the quarter and six months ended July 2, 2006 include gains on cash flows reclassified to earnings as the result of hedge ineffectiveness of $3. The Company expects that substantially all of the remaining deferred loss, net of tax, on derivative hedging instruments at July 1, 2007 of $5,826 in accumulated other comprehensive earnings to be reclassified to earnings within the next twelve months.

 (5)   The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and six months ended July 1, 2007 and July 2, 2006 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	-------	-------	-------	-------
Service cost	$ 3,265	3,270	149	167
Interest cost	5,115	4,707	526	502
Expected return on assets	(6,723)	(5,397)	-	-
Net amortization and deferrals	659	1,179	91	112
	--------	--------	--------	--------
Net periodic benefit cost	$ 2,316	3,759	766	781
	=====	=====	=====	=====

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

	Six Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	July 2, 2006	July 2, 2006	July 2, 2006	July 2, 2006
	-------	-------	-------	-------
Service cost	$ 6,475	6,751	298	347
Interest cost	10,169	9,745	1,052	1,044
Expected return on assets	(13,428)	(11,171)	-	-
Net amortization and deferrals	1,315	2,438	182	234
	--------	--------	--------	--------
Net periodic benefit cost	$ 4,531	7,763	1,532	1,625
	=====	=====	=====	=====

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

During the first two quarters of fiscal 2007 the Company has made cash contributions to its pension plans of approximately $3,200. The Company expects to contribute approximately $3,900 during the remainder of fiscal 2007.

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

At the date of adoption, the amount of unrecognized tax benefits, including potential accrued interest and penalties, amounted to $85,773. Substantially all of these amounts, if recognized, would decrease the effective tax rate in the period in which each of the benefits is recognized. There have been no material changes in the amount of unrecognized tax benefits during 2007.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

During 2007, the Company recognized $2,409 of potential interest and penalties, which are included as a component of income tax in the accompanying statement of operations.

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2002. The U.S. Internal Revenue Service has recently completed an examination related to the 2002 and 2003 U.S. Federal income tax returns.  Upon the expiration of the statute of limitations related to this examination in September 2007, as well as those in certain other tax jurisdictions, the Company believes that it is reasonably possible that it may recognize up to approximately $34,000 of previously unrecognized tax benefits and related reversal of interest during the third quarter of 2007, primarily related to the deductibility of certain expenses and tax treatment of certain subsidiary and other transactions.

The Company is also under income tax examination in Mexico and in several other state and foreign jurisdictions.  The ultimate resolution of these matters, including those that may be resolved within the next twelve months, is not yet determinable.

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

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2007 nor were those of the comparable 2006 periods representative of those actually experienced for the full year 2006. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarter and six months ended July 1, 2007 and July 2, 2006 are as follows.

	Quarter Ended
	------------------
	July 1, 2007		July 2, 2006
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
North America	$449,403	2,117	361,956	1,789
International	227,644	128	153,244	186
Global Operations (a)	2,504	324,887	2,607	234,271
Other segments	11,857	-	9,957	-
Corporate and eliminations	-	(327,132)	-	(236,246)
	------------	------------	------------	------------
	$691,408	-	527,764	-
	=======	=======	=======	=======

	Six Months Ended -------------------------
	July 1, 2007 -----------------		July 2, 2006 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
North America	$870,487	4,193	672,260	4,042
International	415,320	327	298,735	297
Global Operations (a)	3,846	593,042	4,543	423,747
Other segments	27,022	-	20,407	-
Corporate and eliminations	-	(597,562)	-	(428,086)
	------------	------------	------------	------------
	$1,316,675	-	995,945	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Six Months Ended --------------------------
Operating profit (loss)	July 1, 2007 -------	July 2, 2006 -------	July 1, 2007 -------	July 2, 2006 -------
North America	$41,754	30,402	87,079	35,172
International	11,293	(8,093)	11,185	(16,416)
Global Operations (a)	7,178	1,095	11,606	1,460
Other segments	358	2,958	5,146	6,029
Corporate and eliminations (b)	(4,806)	(5,763)	(5,512)	(7,772)
	-----------	-----------	------------	------------
	$55,777	20,599	109,504	18,473
	======	======	======	======

Total assets	July 1, 2007 -------------	July 2, 2006 -------------
North America	$3,179,862	2,489,757
International	824,106	649,730
Global Operations	1,135,870	899,828
Other segments	144,447	122,337
Corporate and eliminations (b)	(2,375,341)	(1,426,287)
	--------------	--------------
	$2,908,944	2,735,365
	========	========

(a)  The Global Operations segment derives substantially all of its revenues and operating results from intersegment activities.

(b)  Certain intangible assets, primarily goodwill, which benefit operating segments are reflected as Corporate assets for segment reporting purposes. The amortization expense related to these assets has been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done prior to the start of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in the Corporate segment.

 HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and six month periods ended July 1, 2007 and July 2, 2006.

	Quarter Ended		Six Months Ended
	July 1, 2007 ---------	July 2, 2006 ---------	July 1, 2007 ---------	July 2, 2006 ---------
Boys' toys	$236,576	108,442	408,169	216,926
Games and puzzles	222,621	222,722	413,787	399,019
Preschool toys	77,623	65,015	143,402	123,349
Tweens toys	42,243	40,215	97,197	86,427
Girls' toys	99,382	82,132	216,602	154,658
Other	12,963	9,238	37,518	15,566
	------------	------------	--------------	--------------
Net revenues	$691,408	527,764	1,316,675	995,945
	=======	=======	========	========

 (8) On May 9, 2007 the Company exercised its call option to repurchase all of the outstanding warrants for the Company's common stock held by Lucasfilm Ltd. and Lucas Licensing Ltd. (together "Lucas"). At the time of the call Lucas held exercisable warrants (the "Warrants") to purchase an aggregate of 15,750,000 shares of the Company's common stock. On May 24, 2007 the Company paid Lucas $200 million in cash and closed the repurchase of all of the Warrants. In connection with the repurchase, the Company recognized a final mark to market charge of $36.5 million in the second quarter of 2007 related to these warrants.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. See Item 1A, in Part II of this report, for a discussion of factors which may cause the Company's actual results or experience to differ materially from these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash through the sale of a variety of toy and game products. The Company sells these products both within the United States and in a number of international markets. The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year and, within that half, the fourth quarter. In 2006, 68% of the Company's net revenues were generated in the second half of the year with 35% of annual net revenues generated in the fourth quarter. In both 2005 and 2004, percentages were comparable at 67% and 35% for the second half and fourth quarter, respectively. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other family entertainment properties, such as MARVEL and STAR WARS characters.

The Company’s North American toy and games business is managed under common leadership, providing a combined focus on developing, marketing, and selling products in the U.S., Canada and Mexico.  The International segment consists of the Company’s European, Asia Pacific and Latin American marketing operations. The Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Hasbro Products Group is responsible for the world-wide licensing of the Company's intellectual properties and works closely with the North American and International segments on the development and outlicensing of the Company's brands.

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet.  While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and leverage its key strengths. In 2007, the Company expects significant sales of products related to the Company's license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively "Marvel"), primarily due to the theatrical release of SPIDERMAN-3 in May of 2007. Given the strength of its core brands, the Company may also seek to drive product-related revenues by increasing the visibility of its core brands through entertainment-based vehicles. As an example of this, in July of 2007, the TRANSFORMERS motion picture was released in most markets and the Company has developed products based on the motion picture that are being marketed in 2007.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company's core brands represent Company-owned or Company–controlled brands, such as TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and TONKA, which have been successful for the Company over the long term.  The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time.  These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company seeks to maintain a more consistent revenue stream and basis for future growth. In the first half of 2007 and the fiscal year 2006, the Company had strong sales of core brand products, including TRANSFORMERS, PLAYSKOOL, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, NERF, and PLAY-DOH.

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

While the Company's strategy has continued to focus on growing its core brands and developing innovative, new products, it will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In 2006 the Company entered into a license with Marvel to produce toys and games based on Marvel’s portfolio of characters.  The Company had significant sales of products related to this license in the first half of 2007, primarily due to the theatrical release of SPIDER-MAN 3 in May of 2007. The Company will also incur royalties on products based on the theatrical release of TRANSFORMERS in July 2007. While gross profits of theatrical entertainment-based products are generally higher than many of the Company's other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm's STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profit made on these products.

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, in August 2007, the Company announced a multi-year strategic agreement with Electronic Arts Inc. ("EA"). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company's rights and certain other exclusions, to create digital games based on a broad spectrum of the Company's intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, and LITTLEST PET SHOP. As part of the agreement, the Company has also obtained the rights to create toys and non-digital games based on EA's intellectual properties.

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

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchase and dividends. As part of this initiative, in July 2006, the Company's Board of Directors (the "Board") authorized the repurchase of an additional $350,000 in common stock after a previous authorization of $350,000 was exhausted in July 2006. For the six months ended July 1, 2007, the Company invested $93,779 in the repurchase of 3,201 shares of common stock in the open market. As of July 1, 2007, approximately $102,298 remained under this authorization. On August 2, 2007, the Company's Board authorized the repurchase of up to an additional $500,000 of the Company's common stock. Subsequent to July 1, 2007, the amount remaining under the July 2006 authorization was fully utilized. Also, in May of 2007, the Company paid $200,000 in cash to repurchase exercisable warrants to purchase 15,750 shares of the Company's common stock. In addition, in February 2007, the Company announced an increase in its May 2007 quarterly dividend to $0.16 per share. This is the fourth consecutive year that the Board of Directors has increased the quarterly dividend rate.

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the fiscal quarters and six months ended July 1, 2007 and July 2, 2006.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

	Quarter		Six Months
	2007	2006	2007	2006
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.5	39.9	39.2	39.8
	------------	------------	------------	------------
Gross profit	60.5	60.1	60.8	60.2
Amortization	2.5	3.6	2.7	3.8
Royalties	9.0	5.7	8.6	5.6
Research and product development	5.6	7.5	5.6	7.8
Advertising	11.5	11.5	11.1	11.6
Selling, distribution and administration	23.8	27.9	24.5	29.5
	------------	------------	------------	------------
Operating profit	8.1	3.9	8.3	1.9
Interest expense	1.0	1.3	1.0	1.4
Interest income	(1.5)	(1.2)	(1.4)	(1.3)
Other (income) expense, net	5.4	(2.3)	3.3	(0.9)
	------------	------------	------------	------------
Earnings before income taxes	3.2	6.1	5.4	2.7
Income taxes	2.5	1.0	2.5	0.5
	------------	------------	------------	------------
Net earnings	0.7%	5.1%	2.9%	2.2%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The six-month period ended July 1, 2007 was a twenty-six week period while the six months ended July 2, 2006 were a twenty-seven week period. The quarters ended July 1, 2007 and July 2, 2006 were both thirteen week periods. Net earnings for the quarter and six months ended July 1, 2007 were $4,801 and $37,691, respectively, compared with net earnings of $27,088 and $22,189 for the respective periods of 2006. Basic earnings per share for the quarter and six months ended July 1, 2007 were $0.03 and $0.23 compared with basic earnings per share of $0.16 and $0.13 for the respective periods in 2006. Diluted earnings per share were $0.03 and $0.23 for the quarter and six months ended July 1, 2007, compared with diluted earnings per share of $0.07 and $0.06 for the respective periods in 2006.

Consolidated net revenues for the quarter ended July 1, 2007 increased 31% to $691,408 compared with $527,764 for the quarter ended July 2, 2006. For the six months ended July 1, 2007, consolidated net revenues were $1,316,675 compared to $995,945 for the six months ended July 2, 2006, an increase of 32%. Consolidated net revenues were positively impacted by foreign currency translation in the amount of $12,097 and $22,216 for the quarter and six months ended July 1, 2007, respectively, as the result of the weaker U.S. dollar in 2007. Operating profit for the quarter ended July 1, 2007 was $55,777 compared to $20,599 in the second quarter of 2006. Operating profit for the 2007 six-month period was $109,504 compared to an operating profit of $18,473 for the six-month period of 2006.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Most of the Company's revenues and operating earnings are derived from its two principal segments: the North American segment and the International segment, which are discussed in detail below. The following table presents net revenues and operating profit (loss) data for the Company's two principal segments for the quarters and six months ending July 1, 2007 and July 2, 2006.

	Quarter			Six Months
			%			%
	2007	2006	Change	2007	2006	Change
	------------	------------	----------	-------------	-------------	----------
Net Revenues
North American segment	$449,403	$361,956	24%	870,487	672,260	29%
International segment	227,644	153,244	49%	415,320	298,735	39%

Operating Profit (Loss)
North American segment	$ 41,754	$ 30,402	37%	87,079	35,172	148%
International segment	11,293	(8,093)	240%	11,185	(16,416)	168%

NORTH AMERICAN SEGMENT
The North American segment net revenues for the quarter ended July 1, 2007 increased 24% to $449,403 from $361,956 for the quarter ended July 2, 2006.  Net revenues for the six months ended July 1, 2007 increased 29% to $870,487 from $672,260 for the six months ended July 2, 2006. The increase for both the quarter and six-month period was primarily due to increased sales in the boys' toys category driven by sales of MARVEL and TRANSFORMERS products due to the theatrical releases of SPIDER-MAN 3 in May 2007 and TRANSFORMERS in July 2007 partially offset by lower sales of STAR WARS products. Sales in the girls' toys category increased as a result of higher sales of LITTLEST PET SHOP and FURREAL FRIENDS products. Sales in the preschool category increased due to higher sales of PLAYSKOOL and PLAY-DOH products. Revenues from games and puzzles remained relatively flat for the quarter and six-month period with increased sales of board games including core brands such as OPERATION and SORRY! offset by decreased revenues from trading card games, primarily DUEL MASTERS products. Sales in the tweens category also increased for the quarter and six-month periods as a result of higher revenues from NERF products.

The North American segment had an operating profit of $41,754 for the quarter ended July 1, 2007 compared to $30,402 for the quarter ended July 2, 2006. For the six months ended July 1, 2007, the North American segment had an operating profit of $87,079 compared to $35,172 for the six months ended July 2, 2006.  The increase in gross profit for the quarter and six-month periods was primarily the result of the higher revenues discussed above. Although North American gross profit increased as a result of the higher revenues, this increase in gross profit was partially offset by approximately $10,400 of charges related to the EASY-BAKE OVEN recall announced in July of 2007.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The increase in gross profit was partially offset by higher royalty expense as the result of the increased sales of MARVEL and TRANSFORMERS movie-related products. North American operating profit for the quarter and six-month periods was also impacted by higher advertising expense in each of these periods as well as higher selling and distribution expense resulting from the higher sales.

INTERNATIONAL
International segment net revenues increased by 49% to $227,644 for the quarter ended July 1, 2007 from $153,244 for the quarter ended July 2, 2006. Net revenues for the six months ended July 1, 2007 increased 39% to $415,320 from $298,735 for the six months ended July 2, 2006. For the quarter and six months ended July 1, 2007, International segment net revenues were positively impacted by currency translation of approximately $11,700 and $23,300, respectively, as the result of the weaker U.S. dollar. Excluding the positive impact of foreign exchange, the increase in local currency revenue for the quarter and six-month period was primarily the result of increased sales in the boys' toys category driven by higher sales of MARVEL products as a result of the theatrical release of SPIDER-MAN 3 in May of 2007 and TRANSFORMERS products as the result of the theatrical release of the TRANSFORMERS movies in most countries in July of 2007. The increases were partially offset by decreased sales of B-DAMAN products. The increased revenues in the international segment were also due to increased sales of girls' toys as the result of increased sales of LITTLEST PET SHOP products. To a lesser extent, the increase in revenues was also due to increased revenues from the games and puzzles category due to higher sales of core brand games such as MONOPOLY and OPERATION, as well as higher sales in the preschool category due to higher sales of PLAYSKOOL and PLAY-DOH products.

The International segment had an operating profit of $11,293 for the quarter ended July 1, 2007 compared to an operating loss of $8,093 for the quarter ended July 2, 2006. The operating profit of $11,185 for the six months ended July 1, 2007 compared to an operating loss of $16,416 for the six months ended July 2, 2006. The weaker U.S. dollar did not have a material overall impact to the International segment operating profit for the quarter and six months ended July 1, 2007.  The increase in operating profit for the quarter and six-month periods was due to the higher revenues discussed above. The increased gross profit as a result of the higher revenues was partially offset by higher royalty expense in both the quarter and six-month periods due to higher sales of MARVEL and TRANSFORMERS products as well as higher advertising expense in both periods. In addition, the international segment operating profit was impacted, by a lesser extent, due to higher selling and distribution costs resulting from the higher revenues.

GROSS PROFIT
-----------------------
The Company's gross profit margin increased to 60.5% for the quarter ended July 1, 2007 from 60.1% for the quarter ended July 2, 2006 while gross margin for the six months ended July 1, 2007 increased to 60.8% from 60.2% in the comparable period of 2006. Higher gross margins due to changes in product mix, were partially offset by approximately $10,400 in charges related to the recall of the Company's EASY-BAKE OVEN product.

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

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and six-month periods ended July 1, 2007 and July 2, 2006.

	Quarter -----------		Six Months ------------------
	2007	2006	2007	2006
	-----------	-----------	------------	------------
Amortization	2.5%	3.6%	2.7%	3.8%
Royalties	9.0	5.7	8.6	5.6
Research and product development	5.6	7.5	5.6	7.8
Advertising	11.5	11.5	11.1	11.6
Selling, distribution and administration	23.8	27.9	24.5	29.5

For the quarter and six-month periods, amortization expense decreased in dollars and as a percentage of net revenues. Amortization expense of $17,574, or 2.5% of net revenues in the second quarter of 2007, compared with $19,140, or 3.6% of net revenues in the second quarter of 2006.  For the six months ended July 1, 2007, amortization expense was $35,532, or 2.7% of net revenues compared with $37,392, or 3.8% of net revenues for the six months ended July 2, 2006. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in the quarter and six months ended July 1, 2007 relates to decreased amortization of the product rights related to STAR WARS as a result of decreased sales of STAR WARS products during those periods.

Royalty expense for the quarter ended July 1, 2007 increased to $62,524, or 9.0% of net revenues from $30,200, or 5.7% of net revenues in the second quarter of 2006.  Royalty expense for the six months ended July 1, 2007 increased to $112,784, or 8.6% of net revenues from $56,190, or 5.6% of net revenues for the six months ended July 2, 2006. The increase is primarily due to increased sales of entertainment-based products, primarily MARVEL and TRANSFORMERS movie-related products due to the theatrical releases of SPIDER-MAN 3 and TRANSFORMERS in 2007. As a result of these theatrical releases, the Company expects higher royalty expense in 2007 compared to 2006.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Research and product development expenses for the quarter ended July 1, 2007 decreased slightly to $38,787, or 5.6% of net revenues from $39,606 or 7.5% of net revenues for the quarter ended July 2, 2006. The decline as a percentage of net revenues was due to the higher revenue base in 2007. These expenses decreased to $74,097 or 5.6% of net revenues for the six months ended July 1, 2007 from $77,770 or 7.8% of net revenues for the six months ended July 2, 2006. The decrease reflects higher investments in the prior year related to games incorporating technology, including costs related to the NET JET internet game system.

For the quarter, advertising expense increased in dollars to $78,995 in 2007 from $60,466 in 2006, but remained consistent as a percentage of net revenues at 11.5% in 2007 and 2006. For the six months ended July 1, 2007, advertising expense increased in dollars to $146,630 from $115,320 for the six months ended July 2, 2006, but decreased as a percentage of net revenues to 11.1% in 2007 from 11.6% in 2006.

For the quarter ended July 1, 2007, the Company's selling, distribution and administration expenses increased in dollars to $164,539 from $147,384 in 2006 but decreased as a percentage of revenues to 23.8% in 2007 from 27.9% of net revenues for the quarter ended July 2, 2006.  For the six months ended July 1, 2007, these expenses increased in dollars to $321,464 from $294,339 in 2006 but decreased as a percentage of revenues to 24.5% in 2007 from 29.5% of net revenues in 2006. The increase in dollars reflects higher selling and distribution as a result of the higher revenues in the quarter and six months ended July 1, 2007 as well as higher incentive compensation provisions in those periods. The decrease as a percentage of revenues reflects the fixed nature of certain of the other expenses.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the second quarter of 2007 was $6,661 compared with $6,812 in the second quarter of 2006. For the six months ended July 1, 2007 interest expense decreased to $12,845 from $13,938 in 2006. While interest expense remained consistent for the quarterly periods, the decrease in the six-month period ending July 1, 2007 was primarily the result of lower interest rates partially offset by higher average borrowings.

Interest income for the quarter ended July 1, 2007 was $10,010 compared to $6,244 in 2006. Interest income for the six months ended July 1, 2007 was $18,948 compared to $13,577 in 2006. Interest income for the quarter and six months ended July 1, 2007 includes $2,639 related to an IRS tax settlement of the years 1998 through 2001. Excluding this amount, the increases for the quarter and six months ended July 1, 2007 primarily represent higher returns on invested cash and short-term investments.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Other expense, net, amounted to $37,165 for the second quarter of 2007, which compares to other income, net of $12,471 for the quarter ended July 2, 2006.  For the six-month periods, other expense, net was $44,046 in 2007 compared to other income, net of $8,937 in 2006. Other expense, net for the second quarter and six months ended July 1, 2007 includes a charge of $36,450 and $44,370, respectively, related to the increase in the fair value of certain warrants required to be classified as a liability. These amounts compare to income of $15,270 and $11,940 for the quarter and six months ended July 2, 2006, respectively. These warrants were required to be adjusted to their fair value each quarter through earnings.  In May 2007, the Company exercised the call option on these warrants and repurchased the warrants for $200,000 in cash, which approximated the fair value of the warrants as of that date.

INCOME TAXES
-----------------------
Income tax expense for the quarter ended July 1, 2007 was $17,160 on pretax earnings of $21,961 compared to income tax expense of $5,414 on pretax earnings of $32,502 for the quarter ended July 2, 2006. Income tax expense for the six months ended July 1, 2007 was $33,870 on pretax earnings of $71,561 compared to income tax expense of $4,860 on pretax earnings of $27,049 for the six months ended July 2, 2006.  As noted above, the adjustment of certain warrants to their fair value has no tax effect. Absent the warrant fair value adjustment and certain other discrete tax events, the tax rate for the quarter and six months ended July 1, 2007 would have been 28.3% and 28.1%, respectively, and the tax rate for the quarter and six months ended July 2, 2006 would have been 27.3% and 27.4%, respectively.

The income tax rate for the full year 2006 was 32.6%. In addition to the adjustment of certain warrants to their fair value, the 2006 full year tax rate was also impacted by approximately $7,800 of discrete tax events, primarily relating to the settlement of various tax examinations in multiple jurisdictions. Absent the effect of these items, the 2006 full year tax rate would have been 27.6%

The increase in the adjusted rate for the full year 2006 of 27.6% to 28.1%in 2007 is primarily due to the tax impact of higher expected operating profits in jurisdictions with higher statutory tax rates.

OTHER INFORMATION
---------------------------------
The Company's revenue pattern continues to show the second half of the year, and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year.  In years where the Company has products tied to major motion picture releases in the first half of the year, such as in 2007 with the releases of SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007, this concentration is not expected to be as pronounced due to the higher level of sales that occur around the time of the motion picture theatrical release. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The strategy of larger mass market retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices currently being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.  This can be impacted by the timing of theatrical releases. Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales.  At July 1, 2007 and July 2, 2006, the Company's unshipped orders were approximately $705,800 and $576,400, respectively.  To the extent that retailers do not sell as much of their year-end inventory during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company's revenues. In addition, the bankruptcy or other lack of success of one of the Company's significant retailers could negatively impact the Company's future revenues.

In July 2007, with the exception of DUNGEONS & DRAGONS, the Company reacquired the remaining digital gaming rights for its owned or controlled properties held by Infogrames Entertainment SA (Infogrames).  The acquisition price included $18,000 in cash and non-cash consideration in the form of the return of 39 shares of preferred stock held by the Company in a subsidiary of Infogrames. These rights were previously held by Infogrames on an exclusive basis as a result of a license agreement. The consideration to reacquire these rights approximates the fair value.

On August 2, 2007, the Company's Board authorized the repurchase of up to an additional $500,000 of the Company's common stock. Subsequent to July 1, 2007, the prior repurchase authorization of $350,000 adopted by the Board in July 2006 was fully utilized.

In August 2007, certain warrants allowing for the purchase of 1,700 shares of the Company's common stock, which warrants were previously issued by the Company, were exercised. The holder of the warrants elected to settle the warrants through a net share settlement, which will result in the issuance of approximately 779 shares.

Also in August 2007, the Company announced a multi-year strategic agreement with Electronic Arts Inc. ("EA"). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company's rights and certain other exclusions, to create digital games based on a broad spectrum of the Company's intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, and LITTLEST PET SHOP. As part of the agreement, the Company has also obtained the rights to create toys and non-digital games based on EA's intellectual properties.

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

Cash flows provided by operating activities were $28,904 for the six months ended July 1, 2007 compared to cash utilized of $88,440 for the six months ended July 2, 2006. The increase in cash flows from operations was primarily the result of increased earnings excluding the fair value mark to market adjustment of certain warrants. Cash flows from operations in the six months ended July 1, 2007 were negatively impacted by a $70,000 royalty guarantee payment made to Marvel in the second quarter. Cash flows from operations in 2006 were negatively impacted by a royalty guarantee payment of $105,000 made to Marvel and pension plan contributions of approximately $36,900. Of the $70,000 and $105,000 payments to Marvel during 2007 and 2006, $59,307 and $62,875, respectively, are classified as long-term and are reflected in the consolidated statement of cash flows in other operating activities while the remainder was recorded to prepaid expenses and is reflected in the statement of cash flows as an increase to prepaid expenses in each of the respective years.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Accounts receivable were $417,687 at July 1, 2007 compared to $290,480 at July 2, 2006. This increase is primarily due to the higher sales in the second quarter of 2007 compared to the second quarter of 2006. Days sales outstanding increased to 54 days in 2007 from 50 days in 2006.  Approximately $14,000 of the increase relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Inventories increased to $352,457 at July 1, 2007 compared to $258,500 at July 2, 2006. The increase in inventory reflects the growth and timing of the Company's business in 2007. In addition, approximately $8,900 of this increase relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Prepaid expenses were $159,251 at July 1, 2007 compared to $133,719 at July 2, 2006. The increase was largely the result of higher prepaid royalties due to the royalty advance paid to Marvel in May of 2007 partly offset by utilization of prepaid royalties, primarily STAR WARS royalties. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. With respect to the Marvel licenses, the Company may have prepaid royalties recorded in both current and non-current assets. Each reporting period, the Company reflects as current prepaid assets the amount of royalties it expects to reflect in operations in the upcoming twelve months. In periods surrounding a major movie release such as with Marvel in the second quarter of 2007, larger amounts will be reclassified from non-current to current in anticipation of higher sales during the periods surrounding the release. Approximately $5,200 of the increase is due to higher translation of international balances due to the weaker U.S. dollar.

Accounts payable and accrued expenses decreased to $530,309 at July 1, 2007 from $629,736 at July 2, 2006. The decrease is primarily due to the Company exercising its call option related to warrants required to be classified as a liability and repurchasing these warrants for $200,000 in cash. At July 2, 2006, these warrants had a fair value of $111,920. This decrease was partially offset by an increase in accrued royalties primarily due to the significant sales of TRANSFORMERS movie-related products in the second quarter of 2007.

Collectively, property, plant and equipment and other assets at July 1, 2007 decreased $92,013 from July 2, 2006. The decrease is primarily due to amortization of intangibles in the first half of 2007 and the second half of 2006. To a lesser extent, the decrease is also due to decreases in long-term prepaid royalties, primarily the long-term portion of STAR WARS royalties. The increase in long-term prepaid royalties as a result of the $59,307 long-term portion of the $70,000 Marvel payment made in the second quarter of 2007 was offset by reclassifications of the long-term portion of 2006 royalty advance payment to current assets.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net borrowings (short-term borrowings, current portion of long-term debt, and long-term debt less cash and cash equivalents) decreased to $58,136 at July 1, 2007 from $87,289 at July 2, 2006. This decrease is primarily due to the Company investing certain amounts of available cash in auction rate securities at July 2, 2006, which are classified as short-term investments on the balance sheet. At July 2, 2006, the Company had $72,625 invested in these securities. At July 1, 2007, the Company did not have any cash invested in these securities. Absent the effect of the auction rate securities, net borrowings increased by $43,472. The increase in net borrowings reflects cash expenditures of $270,891 to repurchase common stock under the Company's share repurchase program. In addition, the Company utilized $200,000 in May of 2007 to repurchase certain warrants under a call provision of the amended agreement and paid a $70,000 guaranteed royalty payment to Marvel in May 2007 upon the theatrical release of SPIDER-MAN 3. Primarily as a result of the above cash payments, short-term borrowings increased to $89,051 at July 1, 2007 from $10,017 at July 2, 2006. These decreases in cash were also largely offset by increased cash flows from operating activities as well as cash received from exercises of stock options.

Cash flows utilized by investing activities were $39,854 in 2007 compared to $101,887 in 2006. Cash flows utilized by investing activities in 2006 included the net purchases of $72,625 of short-term investments. Additions to property, plant and equipment increased to $40,880 in 2007 compared to $29,944 in 2006,

Cash flows utilized by financing activities were $180,245 in 2007 versus $336,112 in 2006. Purchases of the Company's common stock decreased to $93,778 in 2007 from $279,631 in 2006. This decrease was more than offset by the purchase of certain warrants in May 2007 for $200,000 under the call provision of the amended warrant agreement. The Company had net borrowings of $78,350 under its short-term borrowing arrangements in the first half of 2007 compared to net repayments of $3,885 in the first half of 2006. Proceeds from stock option transactions were $65,881 in the six-month period ended July 1, 2007 compared to $14,967 in the six-month period ended July 2, 2006.

The Company has a revolving credit agreement, which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000 up to a total committed facility of $500,000. The Company is not required to maintain compensating balances under the agreement.  The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended July 1, 2007. The Company had $80,000 of borrowings outstanding under its committed revolving credit facility at July 1, 2007. The Company also has other uncommitted lines from various banks, of which approximately $25,068 was utilized at July 1, 2007. Amounts available and unused under the committed line at July 1, 2007 were approximately $217,131.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  During the period from the first day of October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a cost-effective source of working capital. Based on the amount of eligible accounts receivable as of July 1, 2007, the Company had availability under this program to sell approximately $133,000, all of which was utilized.

The Company had letters of credit and other similar instruments of approximately $59,561 and purchase commitments of $370,693 outstanding at July 1, 2007. Contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 31, 2006, did not materially change outside of payments made in the normal course of business. The table detailed in the Company's annual report on Form 10-K does not include certain tax liabilities recorded in accordance with FASB Interpretation No. 48. These liabilities are included as a component of other liabilities in the accompanying balance sheet and are further detailed in Note 6 to the financial statements.

The Company has outstanding $249,846 in principal amount of senior convertible debentures due 2021.  The senior convertible debentures bear interest at 2.75%, subject to an upward adjustment in the rate, with the total rate not to exceed 11%, should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures may be converted, at the option of the holder, at the initial conversion price of $21.60 in the next calendar quarter. At December 31, 2006 and March 31, 2007, this conversion feature was met and the debentures were convertible during the first six months of 2007. During the six months ended July 1, 2007, $150 of these debentures were converted and 7 shares were issued.  At June 30, 2007, this contingent feature was again met and the debentures will remain convertible through September 30, 2007, at which time the conversion feature will be reassessed.

In addition, if the closing price of the Company's stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures at par by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above.

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

With the exception of the change in the accounting policy related to pension costs and the addition of accounting for income taxes that are detailed below, these critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

(Thousands of Dollar and Shares s Except Per Share Data)

The effect of this change in measurement date resulted in an increase to prepaid pension expense of $5,482, a decrease to accrued pension expense of $3,619, a decrease to deferred tax assets of $3,465, an increase to accumulated other comprehensive earnings of $7,779, and a decrease to retained earnings of $2,143.

Income Taxes

The Company's annual tax rate is based on its income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and in evaluating its tax positions. Despite the Company's belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged and the Company is not successful in refuting these challenges. These estimated liabilities are adjusted, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit.

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

In certain cases, tax law requires items to be included in the Company's tax returns at a different time than when these items are recognized on the financial statements or at a different amount than that which is recognized on the financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company's tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheet. Deferred tax assets represent credits or deductions that have been reflected on the financial statements but have not yet been reflected in the Company's income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income to fully realize the future credits or deductions. Deferred tax liabilities represent expenses recognized on the Company's tax return that have not yet been recognized in the Company's financial statements or income recognized in the financial statements that has not yet been recognized on the Company's tax return.

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

At July 1, 2007, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $494,833.  Also at July 1, 2007, the Company had fixed-for-floating interest rate swaps with notional amounts of $75,000.  The interest rate swaps are designed to adjust a portion of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt.  Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt.  At July 1, 2007, these contracts had a fair value of $(175), which was included in other long-term liabilities, with a corresponding fair value adjustment to decrease long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 1, 2007. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 1, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

•

the risk that the market appeal of the Company's licensed products will be less than expected or that sales revenue generated by these products will be insufficient to cover the minimum guaranteed royalties;

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

•

the risk that the Company may be subject to governmental sanctions for failure to comply with applicable regulations

•

the risk that the Company may face product recalls or product liability suits relating to products it manufactures and distributes; which may have significant direct costs to the Company and which may also harm the reputation of the Company and its products, potentially harming future product sales;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2007 4/2/07 - 4/29/07	672,700	$29.3168	672,700	$102,298,048
May 2007 4/30/07 – 6/3/07	-	-	-	$102,298,048
June 2007 6/4/07 - 7/1/07	-	-	-	$102,298,048
Total	672,700	$29.3168	672,700	$102,298,048

In July 2006, the Company's Board of Directors authorized the repurchase of up to $350 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to certain market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date. On August 2, 2007, the Company's Board of Directors authorized the repurchase of up to an additional $500 million in common stock. Subsequent to July 1, 2007, the amount remaining under the July 2006 authorization was fully utilized.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders on May 24, 2007 (the "Annual Meeting"), the Company's shareholders re-elected the following persons to the Board of Directors of the Company by the following votes: Basil L. Anderson (143,773,727 votes for, 1,343,676 votes withheld), Alan R. Batkin (139,578,750 votes for, 5,538,653 votes withheld), Frank J. Biondi, Jr. (141,844,240 votes for, 3,273,163 votes withheld), John M. Connors, Jr. (143,817,958 votes for, 1,299,445 votes withheld), Michael W.O. Garrett (143,847,829 votes for, 1,269,574 votes withheld), E. Gordon Gee (134,180,997 votes for, 10,936,406 votes withheld), Jack M. Greenberg (140,696,447 votes for, 4,420,956 votes withheld), Alan G. Hassenfeld (143,883,758 votes for, 1,233,645 votes withheld), Claudine B. Malone (143,844,339 votes for, 1,273,064 votes withheld), Edward M. Philip (142,704,809 votes for, 2,412,594 votes withheld), Paula Stern (143,663,546 votes for, 1,453,857 votes withheld), and Alfred J. Verrecchia (143,892,904 votes for, 1,224,499 votes withheld).

At the Annual Meeting, the Company's shareholders approved amendments to the 2003 Stock Incentive Performance Plan by a vote of 115,865,968 votes for and 19,115,583 against, while 994,730 shares abstained and there were 9,141,122 broker non-votes. These amendments (i) increased the maximum number of shares which may be delivered pursuant to awards under the plan by 7,500,000 shares, of which up to 3,000,000 shares may be delivered pursuant to other awards other than stock options or SARS, (ii) extended the plan until December 31, 2010, (iii) clarified that the plan does not allow for liberal share counting and (iv) added a limitation that no award under the plan may have a term longer than ten years. These amendments are described in detail in the Company proxy statement filed for the Annual Meeting, and the description herein is qualified in its entirety by the description of the proxy statement.

At the Annual Meeting, the Company's shareholders also approved the ratification of the selection of KPMG LLP as the Company's independent registered public accounting firm for the 2007 fiscal year by a vote of 137,476,434 votes for and 6,671,907 against, while 969,062 shares abstained.

Finally, at the Annual Meeting the Company's shareholders rejected the "Sustainability Report – Hasbro, Inc." shareholder proposal which requested that the Company publish a sustainability report. This proposal was rejected by a vote of 69,035,981 shares against, 55,974,306 shares for, while 10,965,994 shares abstained and there were 9,141,122 broker non-votes.

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

Item 6. Exhibits (continued)
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

10.1	Fifth Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the Proxy Statement for the 2007 Annual Meeting of Shareholders, File No. 1-6682.)

Item 6. Exhibits (continued)
12	Computation of Ratio of Earnings to Fixed Charges
Six Months and Quarter Ended July 1, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: August 10, 2007	By: /s/ David D.R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Executive Vice President, Finance
and Global Operations and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended July 1, 2007

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

10.1	Fifth Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the Proxy Statement for the 2007 Annual Meeting of Shareholders, File No. 1-6682.)

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter and Six Months Ended July 1, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.