Form 10-Q
period 2007-09-30
HASBRO INC
filed 2007-11-02
CIK 46080

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes or No X

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 23, 2007 was 147,071,580.

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 30,	Oct. 1,	Dec. 31,
Assets	2007	2006	2006
	---------	---------	---------
Current assets
Cash and cash equivalents	$410,941	309,100	715,400
Accounts receivable, less allowance
for doubtful accounts of $32,100,
$32,400 and $27,700	892,708	679,363	556,287
Inventories	395,466	312,041	203,337
Deferred income taxes	73,280	96,019	83,854
Prepaid expenses and other current assets	135,023	163,716	159,437
	--------------	--------------	--------------
Total current assets	1,907,418	1,560,239	1,718,315

Property, plant and equipment, less accumulated
depreciation of $399,400, $372,000 and
$379,000	181,369	163,767	181,726
	--------------	--------------	--------------

Other assets
Goodwill	471,382	468,821	469,938
Other intangibles, less accumulated amortization
of $712,200, $644,400 and $658,200	500,482	556,919	532,257
Other	225,522	213,031	194,669
	--------------	--------------	--------------
Total other assets	1,197,386	1,238,771	1,196,864
	--------------	--------------	--------------

Total assets	$3,286,173	2,962,777	3,096,905
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 30,	Oct. 1,	Dec. 31,
Liabilities and Shareholders' Equity	2007	2006	2006
	---------	---------	---------
Current liabilities
Short-term borrowings	$10,588	11,596	10,582
Current portion of long-term debt	135,200	-	-
Accounts payable	208,207	188,510	160,015
Accrued liabilities	616,963	700,705	735,296
	--------------	--------------	--------------
Total current liabilities	970,958	900,811	905,893

Long-term debt, excluding current portion	709,723	494,989	494,917
Other liabilities	252,571	148,552	158,205
	--------------	--------------	--------------
Total liabilities	1,933,252	1,544,352	1,559,015
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	361,396	354,641	322,254
Retained earnings	2,150,667	1,931,503	2,020,348
Accumulated other comprehensive earnings	34,936	25,034	11,186
Treasury stock, at cost; 60,092,374 shares at
Sept. 30, 2007, 51,473,218 at Oct. 1, 2006
and 49,074,215 at Dec. 31, 2006	(1,298,925)	(997,600)	(920,745)
	--------------	--------------	--------------
Total shareholders' equity	1,352,921	1,418,425	1,537,890
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,286,173	2,962,777	3,096,905
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Thirteen	Thirteen	Thirty-Nine	Forty
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
	-------------------	------------------	-------------------	-------------------
Net revenues	$1,223,038	1,039,138	2,539,713	2,035,083
Cost of sales	521,022	461,511	1,037,686	857,972
	------------	------------	------------	-------------
Gross profit	702,016	577,627	1,502,027	1,177,111
	------------	------------	------------	-------------
Expenses
Amortization	17,990	20,504	53,522	57,896
Royalties	93,035	51,350	205,819	107,540
Research and product development	43,466	44,445	117,563	122,215
Advertising	138,653	126,829	285,283	242,149
Selling, distribution and administration	199,135	169,302	520,599	463,641
	------------	------------	------------	-------------
Total expenses	492,279	412,430	1,182,786	993,441
	------------	------------	------------	-------------
Operating profit	209,737	165,197	319,241	183,670
	------------	------------	------------	-------------
Nonoperating (income) expense
Interest expense	9,272	6,158	22,117	20,096
Interest income	(4,844)	(4,316)	(23,792)	(17,893)
Other expense, net	1,388	19,479	45,434	10,542
	------------	------------	------------	-------------
Total nonoperating (income) expense	5,816	21,321	43,759	12,745
	------------	------------	------------	-------------
Earnings before income taxes	203,921	143,876	275,482	170,925
Income taxes	42,341	44,292	76,211	49,152
	------------	------------	------------	-------------
Net earnings	$161,580	99,584	199,271	121,773
	=======	=======	=======	=======

Net earnings per common share
Basic	$1.04	.62	1.25	.72
	=======	=======	=======	=======
Diluted	$.95	.58	1.16	.68
	=======	=======	=======	=======
Cash dividends declared per
common share	$.16	.12	.48	.36
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Nine Months Ended
	--------------------------------------
	Thirty-Nine	Forty
	Weeks Ended	Weeks Ended
	Sept. 30, 2007	Oct. 1, 2006
	-------------------	------------------
Cash flows from operating activities
Net earnings	$199,271	121,773
Adjustments to reconcile net earnings to net cash
provided (utilized) by operating activities:
Depreciation and amortization of plant and equipment	66,774	53,971
Other amortization	53,522	57,896
Loss on impairment of investment	-	2,629
Change in fair value of liabilities potentially settleable
in common stock	44,370	7,820
Deferred income taxes	2,812	9,725
Stock-based compensation	22,573	16,788
Change in operating assets and liabilities (other
than cash and cash equivalents):
Increase in accounts receivable	(321,476)	(149,214)
Increase in inventories	(181,423)	(129,905)
Decrease (increase) in prepaid expenses and other current assets	76,682	(29,992)
Increase in accounts payable and accrued liabilities	109,389	1,101
Other, including long-term portion of royalty advances	(25,496)	(63,428)
	------------	------------
Net cash provided (utilized) by operating activities	46,998	(100,836)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(63,189)	(52,753)
Investments and acquisitions	(18,000)	-
Proceeds from sale of property, plant and equipment	417	1,150
Purchases of short-term investments	(15,000)	(941,120)
Sales of short-term investments	15,000	941,120
Other	(3,547)	(1,895)
	------------	------------
Net cash utilized by investing activities	(84,319)	(53,498)
	------------	------------
Cash flows from financing activities
Net proceeds from borrowings with original maturities of
more than three months	346,009	-
Repayments of borrowings with original maturities of
more than three months	-	(32,743)
Net repayments of other short-term borrowings	(502)	(2,480)
Purchases of common stock	(439,032)	(412,207)
Purchase of Lucas warrants	(200,000)	-
Stock option transactions	77,599	21,106
Excess tax benefits from stock-based compensation	16,537	2,200
Dividends paid	(70,506)	(56,133)
	------------	------------
Net cash utilized by financing activities	(269,895)	(480,257)
	------------	------------
Effect of exchange rate changes on cash	2,757	1,423
	------------	------------
Decrease in cash and cash equivalents	(304,459)	(633,168)
Cash and cash equivalents at beginning of year	715,400	942,268
	------------	------------
Cash and cash equivalents at end of period	$410,941	309,100
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	------------------------------------
	Thirty-Nine	Forty
	Weeks Ended	Weeks Ended
	Sept. 30, 2007	Oct. 1, 2006
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$22,747	21,379
Income taxes	$52,110	58,477

See Notes (8) and (9) for disclosure of financing and investing activities not affecting cash.

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Thirteen	Thirteen	Thirty-Nine	Forty
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
	-------------------	------------------	-------------------	-------------------
Net earnings	$161,580	99,584	199,271	121,773
Other comprehensive earnings (loss)	8,682	(997)	15,971	9,686
	----------	----------	----------	----------
Total comprehensive earnings	$170,262	98,587	215,242	131,459
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and October 1, 2006, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The nine months ended September 30, 2007 is a thirty-nine week period while the nine months ended October 1, 2006 is a forty week period. The quarters ended September 30, 2007 and October 1, 2006 were both thirteen week periods.

The results of operations for the quarter ended September 30, 2007 are not necessarily indicative of results to be expected for the full year.

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

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 31, 2006 with the exception of the accounting for uncertain tax positions and accounting for pension and postretirement plans. Effective January 1, 2007, the first day of fiscal 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which applies to all tax positions accounted for under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". See Note 5 for further information related to the adoption of this statement. In addition, effective January 1, 2007, the Company changed the measurement date of certain of its defined benefit pension plans and other postretirement plan from September 30 to its fiscal year-end date, pursuant to the requirements of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". See Note 4 for further information related to the change in measurement dates.

Substantially all of the Company's inventories consist of finished goods.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Earnings per share data for the fiscal quarters and nine months ended September 30, 2007 and October 1, 2006 were computed as follows:

	2007		2006
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 161,580	161,580	99,584	99,584
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	1,055	-	1,066
	------------	------------	------------	------------
Adjusted net earnings	$ 161,580	162,635	99,584	100,650
	=======	=======	=======	=======

Average shares outstanding	156,027	156,027	161,303	161,303
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,574
Options and warrants	-	3,214	-	1,830
	------------	------------	------------	------------
Equivalent shares	156,027	170,807	161,303	174,707
	=======	=======	=======	=======

Net earnings per share	$ 1.04	.95	.62	.58
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2007		2006
	-----------------		-----------------
Nine Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 199,271	199,271	121,773	121,773
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	3,185	-	3,197
	------------	------------	------------	------------
Adjusted net earnings	$ 199,271	202,456	121,773	124,970
	=======	=======	=======	=======

Average shares outstanding	159,116	159,116	169,519	169,519
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,569	-	11,574
Options and warrants	-	3,875	-	1,886
	------------	------------	------------	------------
Equivalent shares	159,116	174,560	169,519	182,979
	=======	=======	=======	=======

Net earnings per share	$ 1.25	1.16	.72	.68
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock were required to be accounted for as a liability at fair value. These warrants were repurchased by the Company in May of 2007. The Company was required to assess if these warrants, classified as a liability, had a more dilutive impact on earnings per share when treated as an equity contract. For the nine months ended September 30, 2007 and the quarter and nine months ended October 1, 2006, the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability. Accordingly, the shares issuable under this contract are not included in the denominator and there is no adjustment to earnings to exclude the expense included therein related to the fair market value adjustment.

For the quarters and nine months ended September 30, 2007 and October 1, 2006, the effect of the Company's contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion.

For the quarters ended September 30, 2007 and October 1, 2006, options to acquire shares totaling 3,791 and 7,733, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended September 30, 2007 and October 1, 2006, 3,110 and 12,273 options to acquire shares, respectively, were excluded from the calculation of diluted earnings per share.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3)   Other comprehensive earnings (loss) for the quarters and nine months ended September 30, 2007 and October 1, 2006 consist of the following:

	Quarter Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2006	2007	2006
	---------	---------	---------	---------
Foreign currency translation adjustments	$16,156	(492)	28,894	15,609
Changes in value of available-for-sale securities, net of tax	1,334	(127)	260	(4,249)
Net losses on cash flow hedging activities, net of tax	(10,149)	(905)	(14,907)	(4,572)
Change in unrecognized pension and postretirement amounts, net of tax	(242)	-	(242)	-
Reclassifications to earnings, net of tax	1,583	527	1,966	2,898
	----------	----------	----------	----------
Other comprehensive earnings (loss)	$8,682	(997)	15,971	9,686
	======	======	======	======

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

The reclassification adjustment from other comprehensive earnings to net income of $1,966 for the nine months ended September 30, 2007 includes a realized gain of $(664) on the sale of available-for-sale securities. The reclassification adjustment from other comprehensive earnings to net earnings of $2,898 for the nine months ended October 1, 2006 includes an impairment charge of $2,629 relating to an other than temporary decrease in the value of the Company's investment in Infogrames SA common stock. The reclassification adjustments for the quarters ended, and the remainder of the reclassification adjustments for the nine months ended September 30, 2007 and October 1, 2006 represent net (gains) losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. The losses on cash flow hedging derivatives for the nine months ended September 30, 2007 include losses reclassified to earnings as the result of hedge ineffectiveness of $15. The losses on cash flow hedging derivatives for the quarter and nine months ended October 1, 2006 include losses reclassified to earnings as the result of hedge ineffectiveness of $14 and $11, respectively. At September 30, 2007, the Company had recorded deferred losses on hedging instruments, net of tax, of $14,393 in accumulated other comprehensive earnings. These instruments hedge anticipated inventory purchases and other cross-border transactions through 2010. Of the amount included in accumulated other comprehensive earnings at September 30, 2007, the Company expects approximately $9,400 to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (4)   The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2007 and October 1, 2006 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
	-------	-------	-------	-------
Service cost	$3,305	3,242	149	166
Interest cost	5,145	4,686	526	503
Expected return on assets	(6,794)	(5,372)	-	-
Net amortization and deferrals	663	1,172	91	113
	--------	--------	--------	--------
Net periodic benefit cost	$2,319	3,728	766	782
	=====	=====	=====	=====

	Nine Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
	-------	-------	-------	-------
Service cost	$9,780	9,993	447	513
Interest cost	15,314	14,431	1,578	1,547
Expected return on assets	(20,222)	(16,543)	-	-
Net amortization and deferrals	1,978	3,610	273	347
	--------	--------	--------	--------
Net periodic benefit cost	$6,850	11,491	2,298	2,407
	=====	=====	=====	=====

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

In accordance with SFAS No. 158, effective January 1, 2007, the Company elected to change the measurement date of certain of its defined benefit plans and the Company's other postretirement plan from September 30 to the Company’s fiscal year-end date, which is December 30, 2007. This change was required by SFAS No. 158 to be made no later than the end of the Company's 2008 fiscal year with early adoption permitted. As a result of this election, the assets and liabilities of these plans were remeasured as of December 31, 2006. The remeasurement of the assets and liabilities resulted in an increase in the projected benefit of $536 and an increase in fair value of plan assets of $10,872. The impact of this accounting change was a reduction of retained earnings of $2,143, an increase to accumulated other comprehensive earnings of $7,779, a decrease in long-term accrued pension expense of $3,619, an increase in prepaid pension expense of $5,482, and a decrease in long-term deferred tax assets of $3,465.

During the first three quarters of fiscal 2007 the Company has made cash contributions to its pension plans of approximately $4,800. The Company expects to contribute approximately $2,300 during the remainder of fiscal 2007.

Subsequent to September 30, 2007, the Company decided to freeze the accrual of benefits provided by certain of its U.S. defined benefit pension plans effective December 31, 2007. The Company will record a charge during the fourth quarter of 2007 related to the curtailment of plan benefits which is not expected to be material.

(5) On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), which applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 resulted in a $88,798 decrease in current liabilities, a $85,773 increase in long-term liabilities, a $5,333 increase to the long-term deferred tax assets and a $8,358 increase to retained earnings.

At the date of adoption, the amount of unrecognized tax benefits, including potential accrued interest and penalties, amounted to $85,773. Substantially all of these amounts, if recognized, would decrease the effective tax rate in the period in which each of the benefits is recognized.

During 2007, the Company recognized $3,524 of potential interest and penalties, which are included as a component of income tax in the accompanying statement of operations.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2002. During the third quarter of 2007, due to the expiration of the statute of limitations on a recently completed examination related to the 2002 and 2003 U.S. federal income tax returns, the Company recognized $34,692 of previously unrecognized tax benefits and related reversal of interest, primarily related to the deductibility of certain expenses and tax treatment of certain subsidiary and other transactions.  Of this amount, $29,619 was recorded as a reduction of income tax expense, $2,932 was recorded as a reduction of deferred tax assets, and $2,141 was recorded as a decrease to other intangibles.

The Company is also under income tax examination in Mexico and in several other state and foreign jurisdictions.  The ultimate resolution of these examinations, including matters that may be resolved within the next twelve months, is not yet determinable.

During the quarter ended September 30, 2007, the Company designated $90,000 of current year international net earnings for investment in the U.S. The incremental income and withholding taxes on this amount, representing the difference between the U.S. tax rate and the tax rates in the applicable international jurisdictions, has been provided through an increase in the 2007 effective tax rate. The cumulative amount of remaining undistributed earnings of the Company's international subsidiaries remain held for indefinite reinvestment.

 (6) Hasbro is a worldwide leader in children’s and family leisure time and entertainment products and services, including the development, manufacture and marketing of games and toys. The Company has three principal segments, North America, International and Global Operations.

The North American segment includes the development, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and games, plush products,  preschool toys and infant products,  electronic interactive products, tween electronic products, toy-related specialty products, traditional board games and puzzles, DVD- based games,  and trading card and role-playing games within the United States, Canada and Mexico. Within the International segment, the Company develops, markets and sells both toy and certain game products in non-North American markets, primarily the European, Asia Pacific, and Latin American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the majority of the Company's segments. The Company also has an other segment that primarily licenses out certain toy and game properties.

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

Information by segment and a reconciliation to reported amounts for the quarter and nine months ended September 30, 2007 and October 1, 2006 are as follows.

	Quarter Ended
	------------------
	Sept. 30, 2007		Oct. 1, 2006
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
North America	$822,703	2,677	745,476	2,651
International	374,027	55	280,421	27
Global Operations (a)	3,324	530,238	3,776	489,566
Other segment	22,984	-	9,465	-
Corporate and eliminations	-	(532,970)	-	(492,244)
	------------	------------	------------	------------
	$1,223,038	-	1,039,138	-
	=======	=======	=======	=======

	Nine Months Ended -------------------------
	Sept. 30, 2007 -----------------		Oct. 1, 2006 -----------------
Net revenues	External -----------	Affiliate ----------	External -----------	Affiliate ----------
North America	$1,693,190	6,870	1,417,736	6,693
International	789,347	382	579,156	324
Global Operations (a)	7,170	1,123,280	8,319	913,313
Other segment	50,006	-	29,872	-
Corporate and eliminations	-	(1,130,532)	-	(920,330)
	------------	------------	------------	------------
	$2,539,713	-	2,035,083	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Nine Months Ended --------------------------
Operating profit (loss)	Sept. 30, 2007 -------	Oct. 1, 2006 -------	Sept. 30, 2007 -------	Oct. 1, 2006 -------
North America	$134,041	111,581	217,698	146,753
International	57,634	43,202	68,819	26,786
Global Operations (a)	20,237	24,069	31,843	25,529
Other segment	10,144	569	18,712	6,598
Corporate and eliminations (b)	(12,319)	(14,224)	(17,831)	(21,996)
	-----------	-----------	-----------	------------
	$209,737	165,197	319,241	183,670
	======	======	======	======

Total assets	Sept. 30, 2007 -------------	Oct. 1, 2006 -------------
North America	$3,646,739	3,092,374
International	1,056,430	804,540
Global Operations	1,181,975	991,144
Other segment	159,213	126,956
Corporate and eliminations (b)	(2,758,184)	(2,052,237)
	--------------	--------------
	$3,286,173	2,962,777
	========	========

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

 HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and nine-month periods ended September 30, 2007 and October 1, 2006.

	Quarter Ended		Nine Months Ended
	Sept. 30, 2007 ---------	Oct. 1, 2006 ---------	Sept. 30, 2007 ---------	Oct. 1, 2006 ---------
Boys' toys	$302,101	157,648	710,270	374,573
Games and puzzles	402,553	410,682	816,340	809,698
Girls' toys	246,791	185,493	463,393	340,152
Preschool toys	159,630	155,614	303,032	278,963
Tweens toys	86,723	111,042	183,920	197,469
Other	25,240	18,659	62,758	34,228
	--------------	------------	--------------	--------------
Net revenues	$1,223,038	1,039,138	2,539,713	2,035,083
	========	=======	========	========

 (7) On May 9, 2007 the Company exercised its call option to repurchase all of the outstanding warrants for the Company's common stock held by Lucasfilm Ltd. and Lucas Licensing Ltd. (together "Lucas"). At the time of the call Lucas held exercisable warrants (the "Warrants") to purchase an aggregate of 15,750 shares of the Company's common stock. On May 24, 2007 the Company paid Lucas $200,000 in cash and closed the repurchase of all of the Warrants. The results for the nine months ended September 30, 2007 include a mark to market charge of $44,370 related to these warrants.

 (8) In July 2007, with the exception of rights to DUNGEONS & DRAGONS, the Company reacquired the remaining digital gaming rights for its owned or controlled properties held by Infogrames Entertainment SA (Infogrames).  The acquisition price of $19,000 included $18,000 in cash and $1,000 of non-cash consideration in the form of the return of 39 shares of preferred stock held by the Company in a subsidiary of Infogrames. These rights were previously held by Infogrames on an exclusive basis as a result of a license agreement. The consideration to reacquire these rights, which represents fair value, is included as a component of other intangible assets in the consolidated balance sheet and will be amortized over a period of approximately 5 years.

 (9) In August 2007 certain warrants previously issued by the Company allowing for the purchase of 1,700 shares of the Company's common stock, with a weighted average exercise price of approximately $16.99, were exercised. The holder of the warrants elected to settle the warrants through a non-cash net share settlement, resulting in the issuance of approximately 779 shares. If the holder had not elected net share settlement, the Company would have received cash proceeds from the exercise totaling $28,888 and would have been required to issue 1,700 shares.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

 (10) In September 2007 the Company issued $350,000 of Notes that are due in 2017 (the "Notes"). The Notes bear interest at a rate of 6.30%, which may be adjusted upward in the event that the Company's credit rating from Moody's Investor Services, Inc., Standard & Poor's Ratings Services or Fitch Ratings is decreased two levels below the Company’s credit ratings on the date of issuance of the Notes. On that date, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were BBB, Baa2 and BBB, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

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

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue primarily through the sale of a variety of toy and game products. The Company sells these products both within the United States and in a number of international markets. The Company's business is highly seasonal with a majority of revenues occurring in the second half of the year and, within that half, the fourth quarter. In 2006, 68% of the Company's net revenues were generated in the second half of the year with 35% of annual net revenues generated in the fourth quarter. In both 2005 and 2004, percentages were comparable at 67% and 35% for the second half and fourth quarter, respectively. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other family entertainment properties, such as MARVEL and STAR WARS characters.

The Company’s North American toy and games business is managed under common leadership, providing a combined focus on developing, marketing, and selling products in the U.S., Canada and Mexico.  The International segment consists of the Company’s European, Asia Pacific and Latin America marketing operations. The Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Hasbro Products Group is responsible for the world-wide licensing of the Company's intellectual properties and works closely with the North American and International segments on the development and outlicensing of the Company's brands.

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet.  While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands, it continues to opportunistically enter into strategic licenses which complement its brands and leverage its key strengths. In 2007 the Company has had significant sales of products related to the Company's license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively "Marvel"), primarily due to the theatrical release of SPIDERMAN-3 in May of 2007. Given the strength of its core brands, the Company may also seek to drive product-related revenues by increasing the visibility of its core brands through entertainment-based vehicles. The TRANSFORMERS motion picture, released in most markets in July of 2007, is an example of using entertainment to drive the Company’s core brand revenues.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company's core brands represent Company-owned or Company–controlled brands, such as TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and TONKA, which have been successful for the Company over the long term.  The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time.  These brands may also be further extended by pairing a license with a core brand. By focusing on core brands, the Company seeks to maintain a more consistent revenue stream and basis for future growth. In the first three quarters of 2007 and the fiscal year 2006, the Company had strong sales of core brand products, including TRANSFORMERS, PLAYSKOOL, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, NERF, and PLAY-DOH.

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

While the Company's strategy has continued to focus on growing its core brands and developing innovative, new products, it will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In 2006 the Company entered into a license with Marvel to produce toys and games based on Marvel’s portfolio of characters.  The Company had significant sales of products related to this license during the nine months ended September 30, 2007, primarily due to the theatrical release of SPIDER-MAN 3 in May of 2007. The Company has also incurred royalties on products relating to the theatrical release of TRANSFORMERS in July 2007. While gross profits of theatrical entertainment-based products are generally higher than many of the Company's other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm's STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties.

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, in August 2007, the Company announced a multi-year strategic agreement with Electronic Arts Inc. ("EA"). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company's rights and certain other exclusions, to create digital games based on a broad spectrum of the Company's intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, and LITTLEST PET SHOP. As part of the agreement, the Company has also obtained the rights to create toys and non-digital games based on EA's intellectual properties. The first games under this agreement are expected to launch in 2008.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

While the Company remains committed to investing in the growth of its business, it continues to be focused on reducing fixed costs through efficiencies and profit improvement. Over the last 5 years the Company has improved its operating margin from 7.8% in 2002 to 11.9% in 2006. In the fourth quarter of 2006, as part of its ongoing cost reduction efforts, the Company determined that it would reduce its manufacturing activity in Ireland and transition the manufacture of certain products to the Company's suppliers in China. The Company is also investing to grow its business in emerging international markets. The Company will also continue to evaluate strategic alliances and acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. The Company expects to leverage revenue to offset the impact of potential investments and maintain 2007 operating margin levels near those in 2006.

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last three years, the Company’s Board of Directors has adopted three repurchase authorizations with a cumulative authorized repurchase amount of $1,200,000. After fully exhausting the prior two authorizations, the most recent authorization was passed on August 2, 2007 for $500,000. During the third quarter of 2007, $259,450 of common stock was repurchased under this authorization. For the quarter and nine months ended September 30, 2007, the Company invested $362,135 and $455,914, respectively, in the repurchase of 12,929 and 16,130 shares of common stock, respectively, in the open market. Also, in May of 2007, the Company paid $200,000 in cash to repurchase exercisable warrants to purchase 15,750 shares of the Company's common stock. In addition, in February 2007, the Company announced an increase in its May 2007 quarterly dividend to $0.16 per share. This is the fourth consecutive year that the Board of Directors has increased the quarterly dividend rate.

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The relationship between various components of the results of operations, stated as a percent of net revenues, is illustrated below for the fiscal quarters and nine months ended September 30, 2007 and October 1, 2006.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

	Quarter		Nine Months
	2007	2006	2007	2006
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.6	44.4	40.9	42.2
	------------	------------	------------	------------
Gross profit	57.4	55.6	59.1	57.8
Amortization	1.5	2.0	2.1	2.8
Royalties	7.6	4.9	8.1	5.3
Research and product development	3.6	4.3	4.6	6.0
Advertising	11.3	12.2	11.2	11.9
Selling, distribution and administration	16.3	16.3	20.5	22.8
	------------	------------	------------	------------
Operating profit	17.1	15.9	12.6	9.0
Interest expense	0.7	0.6	0.9	1.0
Interest income	(0.4)	(0.4)	(0.9)	(0.9)
Other expense, net	0.1	1.9	1.8	0.5
	------------	------------	------------	------------
Earnings before income taxes	16.7	13.8	10.8	8.4
Income taxes	3.5	4.2	3.0	2.4
	------------	------------	------------	------------
Net earnings	13.2%	9.6%	7.8%	6.0%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The nine-month period ended September 30, 2007 was a thirty-nine week period while the nine-month period ended October 1, 2006 was a forty week period. The quarters ended September 30, 2007 and October 1, 2006 were both thirteen week periods. Net earnings for the quarter and nine months ended September 30, 2007 were $161,580 and $199,271, respectively, compared with net earnings of $99,584 and $121,773 for the respective periods of 2006. Basic earnings per share for the quarter and nine months ended September 30, 2007 were $1.04 and $1.25 compared with basic earnings per share of $0.62 and $0.72 for the respective periods in 2006. Diluted earnings per share were $0.95 and $1.16 for the quarter and nine months ended September 30, 2007, compared with diluted earnings per share of $0.58 and $0.68 for the respective periods in 2006. The 2007 results for the quarter and nine months ended September 30, 2007 include a favorable tax adjustment of $29,619, or $0.17 per diluted share, related to the realization of certain previously unrecognized tax benefits.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended September 30, 2007 increased 18% to $1,223,038 compared to $1,039,138 for the quarter ended October 1, 2006. For the nine months ended September 30, 2007, consolidated net revenues were $2,539,713 compared to $2,035,083 for the nine months ended October 1, 2006, an increase of 25%. Consolidated net revenues were positively impacted by foreign currency translation in the amount of $22,400 and $44,700 for the quarter and nine months ended September 30, 2007, respectively, as the result of the weaker U.S. dollar in 2007. Operating profit for the quarter ended September 30, 2007 was $209,737 compared to $165,197 in the third quarter of 2006. Operating profit for the 2007 nine-month period was $319,241 compared to an operating profit of $183,670 for the nine-month period of 2006.

Most of the Company's revenues and operating profit are derived from its two principal segments: the North American segment and the International segment, which are discussed in detail below. The following table presents net revenues and operating profit data for the Company's two principal segments for the quarters and nine months ending September 30, 2007 and October 1, 2006.

	Quarter			Nine Months
			%			%
	2007	2006	Change	2007	2006	Change
	-----------	-----------	----------	------------	------------	----------
Net Revenues
North American segment	$ 822,703	745,476	10%	1,693,190	1,417,736	19%
International segment	374,027	280,421	33%	789,347	579,156	36%

Operating Profit
North American segment	$ 134,041	111,581	20%	217,698	146,753	48%
International segment	57,634	43,202	33%	68,819	26,786	157%

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

NORTH AMERICAN SEGMENT
The North American segment net revenues for the quarter ended September 30, 2007 increased 10% to $822,703 from $745,476 for the quarter ended October 1, 2006.  Net revenues for the nine months ended September 30, 2007 increased 19% to $1,693,190 from $1,417,736 for the nine months ended October 1, 2006. The increase for both the quarter and nine-month period was primarily due to increased revenues in the boys' toys category driven by sales of MARVEL and TRANSFORMERS products due to the theatrical releases of SPIDER-MAN 3 in May 2007 and TRANSFORMERS in July 2007. Although STAR WARS product sales have declined in 2007 from 2006, sales of these products have continued to be a significant contributor to boys' toys revenues in the quarter and nine months ended September 30, 2007. Revenues in the girls' toys category increased for both the quarter and nine-month period as a result of higher sales of LITTLEST PET SHOP and FURREAL FRIENDS products and, to a lesser extent, higher revenues from the BABY ALIVE line which was reintroduced in the second quarter of 2006. In addition, revenues in the girls’ toys category were positively impacted in the third quarter by increased shipments of MY LITTLE PONY products but negatively impacted by decreased sales of EASY-BAKE OVEN products due to the recall of the product in July of 2007. Revenues from the preschool category decreased in the third quarter of 2007 due to decreased sales of PLAY-DOH products, but were flat for the nine-month period ended September 30, 2007. Revenues from games and puzzles decreased for the quarter and nine-month period with decreased revenues from trading card and plug and play games partially offset by increased sales of traditional board games. Revenues from the tweens category decreased for the quarter and nine-month periods as a result of lower sales of electronic products such as VIDEONOW, ZOOMBOX and I-DOG partially offset by increased sales of NERF products.

The North American segment had an operating profit of $134,041 for the quarter ended September 30, 2007 compared to $111,581 for the quarter ended October 1, 2006. For the nine months ended September 30, 2007, the North American segment had an operating profit of $217,698 compared to $146,753 for the nine months ended October 1, 2006.  The increase in operating profit for the quarter and nine-month periods was primarily the result of higher gross profits resulting from the higher revenues discussed above. Although North American gross profit increased as a result of the higher revenues, this increase in gross profit for the nine-month period ended September 30, 2007 was negatively impacted by approximately $10,400 of charges recorded in the second quarter of 2007 related to the July 2007 EASY-BAKE OVEN recall.

The increase in gross profit for the quarter and nine-month periods was also partially offset by higher royalty expense as the result of the increased sales of MARVEL and TRANSFORMERS movie-related products. Operating profit for the nine-month period ended September 30, 2007 was also impacted by higher advertising expense as well as higher selling and distribution costs related to the increased sales volume.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

INTERNATIONAL
International segment net revenues increased by 33% to $374,027 for the quarter ended September 30, 2007 from $280,421 for the quarter ended October 1, 2006. Net revenues for the nine months ended September 30, 2007 increased 36% to $789,347 from $579,156 for the nine months ended October 1, 2006. For the quarter and nine months ended September 30, 2007, International segment net revenues were positively impacted by currency translation of approximately $21,700 and $44,900, respectively, as the result of the weaker U.S. dollar. Excluding the positive impact of foreign exchange, the increase in local currency revenue for the quarter and nine-month period was primarily the result of increased product sales in the boys' toys category. As in the North American segment, this increase was driven by higher sales of MARVEL products resulting from the theatrical release of SPIDER-MAN 3 in May of 2007 and TRANSFORMERS products resulting from the theatrical release of the TRANSFORMERS movies in most countries in July of 2007. The increased revenues in the International segment were also due to increased revenues from girls' toys as the result of increased sales of LITTLEST PET SHOP products and to a lesser extent, MY LITTLE PONY products. Revenues in the preschool category increased based on increased sales of PLAYSKOOL products as well as strong revenues of IN THE NIGHT GARDEN product line, which was recently launched in the United Kingdom. Revenues in the games and puzzles category were flat for the quarter but increased for the nine-month period primarily due to increased sales of MONOPOLY. Revenues from the tweens category for the quarter and nine-month periods ended September 30, 2007 were consistent with the revenues from the corresponding periods of the prior year.

The International segment had an operating profit of $57,634 for the quarter ended September 30, 2007 compared to $43,202 for the quarter ended October 1, 2006. The operating profit of $68,819 for the nine months ended September 30, 2007 compared to $26,786 for the nine months ended October 1, 2006. For the quarter and nine months ended September 30, 2007, International segment operating profits were positively impacted by currency translation of approximately $2,800 and $2,000 respectively, as the result of the weaker U.S. dollar. The increase in operating profit for the quarter and nine-month periods was due to the higher revenues discussed above. The increased gross profit as a result of the higher revenues was partially offset by higher royalty expense in both the quarter and nine-month periods due to higher sales of MARVEL and TRANSFORMERS products as well as higher advertising and selling, distribution and administration expenses in both periods.

GROSS PROFIT
-----------------------
The Company's gross profit margin increased to 57.4% for the quarter ended September 30, 2007 from 55.6% for the quarter ended October 1, 2006 while gross profit margin for the nine months ended September 30, 2007 increased to 59.1% from 57.8% in the comparable period of 2006. This increase was due to changes in product mix primarily due to gross profits being positively impacted by higher sales of licensed products. Although licensed products generally carry a higher gross margin, the increased gross margin is largely offset by higher royalty expense associated with these products. Gross profit for the nine-month period was also impacted by approximately $10,400 in charges related to the recall of the Company's EASY-BAKE OVEN product.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

 (Thousands of Dollars and Shares Except Per Share Data)

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and nine-month periods ended September 30, 2007 and October 1, 2006.

	Quarter -----------		Nine Months ------------------
	2007	2006	2007	2006
	-----------	-----------	------------	------------
Amortization	1.5%	2.0%	2.1%	2.8%
Royalties	7.6	4.9	8.1	5.3
Research and product development	3.6	4.3	4.6	6.0
Advertising	11.3	12.2	11.2	11.9
Selling, distribution and administration	16.3	16.3	20.5	22.8

For the quarter and nine-month periods, amortization expense decreased in dollars and as a percentage of net revenues. Amortization expense of $17,990 or 1.5% of net revenues in the third quarter of 2007, compared with $20,504, or 2.0% of net revenues in the third quarter of 2006.  For the nine months ended September 30, 2007, amortization expense was $53,522, or 2.1% of net revenues compared with $57,896, or 2.8% of net revenues for the nine months ended October 1, 2006. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in the quarter and nine months ended September 30, 2007 relates to decreased amortization of the product rights related to STAR WARS.

Royalty expense for the quarter ended September 30, 2007 increased to $93,035, or 7.6% of net revenues from $51,350, or 4.9% of net revenues in the third quarter of 2006.  Royalty expense for the nine months ended September 30, 2007 increased to $205,819, or 8.1% of net revenues from $107,540, or 5.3% of net revenues for the nine months ended October 1, 2006. The increase is primarily due to increased sales of entertainment-based products, primarily MARVEL and TRANSFORMERS movie-related products due to the theatrical releases of SPIDER-MAN 3 and TRANSFORMERS in 2007. As a result of these theatrical releases, the Company expects higher royalty expense in 2007 compared to 2006.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Research and product development expenses for the quarter ended September 30, 2007 decreased slightly to $43,466, or 3.6% of net revenues from $44,445 or 4.3% of net revenues for the quarter ended October 1, 2006. These expenses decreased to $117,563 or 4.6% of net revenues for the nine months ended September 30, 2007 from $122,215 or 6.0% of net revenues for the nine months ended October 1, 2006. The decrease reflects higher investments in the prior year related to the MARVEL product lines as well as games incorporating technology, including costs related to the NET JET internet game system.

For the quarter and nine-month periods, advertising expense increased in dollars but decreased as a percentage of net revenues. For the quarter ended September 30, 2007, advertising expense increased in dollars to $138,653 from $126,829 for the quarter ended October 1, 2006, but decreased as a percentage of net revenues to 11.3% in 2007 from 12.2% in 2006. For the nine months ended September 30, 2007, advertising expense increased in dollars to $285,283 from $242,149 for the nine months ended October 1, 2006, but decreased as a percentage of net revenues to 11.2% in 2007 from 11.9% in 2006.  The decrease as a percentage of revenues primarily relates to the mix of sales in 2007, which included increased sales of entertainment-based products, which require lower of amounts of advertising and promotion. Revenues related to entertainment-based properties have increased in 2007 with the release of the SPIDER-MAN 3 and TRANSFORMERS movies.

For the quarter ended September 30, 2007, the Company's selling, distribution and administration expenses increased in dollars to $199,135 from $169,302 in 2006 but remained consistent as a percentage of revenues at 16.3% in 2007 and 2006. For the nine months ended September 30, 2007, these expenses increased in dollars to $520,599 from $463,641 in 2006 but decreased as a percentage of revenues to 20.5% in 2007 from 22.8% of net revenues in 2006. The increase in dollars reflects higher variable selling and distribution costs resulting from higher revenues in the quarter and nine months ended September 30, 2007, as well as higher incentive compensation provisions, the impact of foreign currency, an increase in charitable contributions, and general inflationary increases in those periods. The decrease as a percentage of revenues for the nine months ended September 30, 2007 reflects the fixed nature of certain of these expenses.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the third quarter of 2007 was $9,272 compared with $6,158 in the third quarter of 2006. For the nine months ended September 30, 2007 interest expense increased to $22,117 from $20,096 in 2006. The increase in the third quarter of 2007 was primarily the result of higher average borrowings. The increase for the nine-month period ended September 30, 2007 was primarily the result of higher average borrowings partially offset by lower interest rates. Interest expense for the third quarter of 2007 was impacted by the issuance of $350,000 of notes in September 2007. The proceeds of these notes were primarily used to repay the Company's short-term borrowings.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Interest income for the quarter ended September 30, 2007 was $4,844 compared to $4,316 in 2006. Interest income for the nine months ended September 30, 2007 was $23,792 compared to $17,893 in 2006. Interest income for the quarter was negatively impacted by a $1,542 adjustment of the amount received from the IRS in the second quarter related to a tax settlement of the years 1998 through 2001. Interest income for the nine-month period ended September 30, 2007 includes $1,097 related to this settlement. Excluding interest income from this settlement, the increase for the quarter ended September 30, 2007 represents higher returns on invested cash as well as higher average cash balances, and the increase for the nine months ended September 30, 2007 primarily represents higher returns on invested cash and short-term investments.

Other expense, net, was $1,388 for the third quarter of 2007, compared to $19,479 for the quarter ended October 1, 2006.  For the nine-month periods, other expense, net was $45,434 in 2007 compared to $10,542 in 2006. Other expense, net for the nine months ended September 30, 2007 includes a charge of $44,370 related to the increase in the fair value of certain warrants required to be classified as a liability. This amount compares to charges of $19,760 and $7,820 for the quarter and nine months ended October 1, 2006, respectively. These warrants were required to be adjusted to their fair value each quarter through earnings. In May 2007 the Company exercised the call option on these warrants and repurchased the warrants for $200,000 in cash, which approximated the fair value of the warrants as of that date.

INCOME TAXES
-----------------------
Income tax expense as a percentage of pretax earnings in the third quarter of 2007 was 20.8%, and for the nine months was 27.7%, compared to 30.8% and 28.8% in the comparable periods of 2006.  As noted above, the Company was required to adjust certain warrants to their fair value through earnings. The expense related to this fair value adjustment has no tax effect. Absent the warrant fair value adjustment and certain other discrete tax events, primarily relating to the recognition of previously unrecognized tax benefits and related reversal of interest totaling $29,619 in the third quarter of 2007, the tax rate for the quarter and nine months ended September 30, 2007 would have been 34.7% and 32.3%, respectively. Excluding the effect of certain non-taxable items, primarily the warrant fair value adjustment, the tax rate for the quarter and nine months ended October 1, 2006 would have been 27.1%.

The income tax rate for the full year 2006 was 32.6%. In addition to the adjustment of certain warrants to their fair value, the 2006 full year tax rate was also unfavorably impacted by approximately $7,800 of discrete tax events, primarily relating to the settlement of various tax exams in multiple jurisdictions. Absent the effect of these items, the 2006 full year tax rate would have been 27.6%.

The increase in the adjusted rate to 32.3% in 2007 from the full year 2006 rate of 27.6% primarily reflects the tax cost related to the decision to repatriate a portion of current year international earnings to the U.S. See Note 5 to the consolidated financial statements for further details.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

OTHER INFORMATION
---------------------------------
The Company's revenue pattern continues to show the second half of the year, and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year.  In years where the Company introduces products in the first half of the year tied to major motion picture releases, such as in 2007 with the releases of SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007, this concentration is not expected to be as pronounced due to the higher level of sales that occur around the time of the motion picture theatrical release. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules.

The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The strategy of larger mass market retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas. Quick response inventory management practices currently being used result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment.  This can be impacted by the timing of theatrical releases. Consequently, unshipped orders on any date in a given year are not necessarily indicative of future sales.  At September 30, 2007 and October 1, 2006, the Company's unshipped orders were approximately $558,900 and $411,000, respectively.  To the extent that retailers do not sell as much of their year-end inventory during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company's revenues. In addition, the bankruptcy or other lack of success of one of the Company's significant retailers could negatively impact the Company's future revenues.

In August 2007 the Company announced a multi-year strategic agreement with Electronic Arts Inc. ("EA"). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company's rights and certain other exclusions, to create digital games based on a broad spectrum of the Company's intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, and LITTLEST PET SHOP. As part of the agreement, the Company has also obtained the rights to create toys and non-digital games based on EA's intellectual properties.

In September 2006 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning December 31, 2007, the first day of fiscal 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated balance sheet and results of operations.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations.  In 2006 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its unsecured credit facilities. During 2007 the Company has continued to fund its working capital needs primarily through operations and, when needed, using proceeds from its accounts receivable securitization program and borrowings under its available lines of credit. The Company believes that the funds available to it, including cash it expects to generate from operations and funds available through the securitization program and other available lines of credit, are adequate to meet its needs for 2007. In September 2007 the Company issued $350,000 of notes that are due in 2017 (the "Notes"). The Notes bear interest at a rate of 6.30%, which may be adjusted upward in the event that the Company's credit rating from Moody's Investor Services, Inc., Standard & Poor's Ratings Services or Fitch Ratings is decreased two levels below the Company’s credit ratings on the date of issuance of the Notes. On that date, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were BBB, Baa2 and BBB, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The proceeds from the sale of the Notes were primarily used to repay the Company's short-term borrowings while the remainder of the proceeds will be used for general corporate purposes.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Cash flows provided by operating activities were $46,998 for the nine months ended September 30, 2007 compared to cash utilized of $100,836 for the nine months ended October 1, 2006. The increase in cash flows from operations was primarily the result of increased earnings excluding the fair value mark to market adjustment of certain warrants. Cash flows from operations in the nine months ended September 30, 2007 and October 1, 2006 were impacted by royalty guarantee payments made to Marvel of $70,000 and $105,000, respectively. Cash flows from operations in 2006 were also impacted by pension plan contributions of approximately $38,600. Of the $70,000 and $105,000 payments to Marvel during 2007 and 2006, $56,727 and $40,655, respectively, are classified as long-term and are reflected in the consolidated statement of cash flows in other operating activities while the remainder was recorded to prepaid expenses and is reflected in the statement of cash flows as an increase to prepaid expenses in each of the respective years.

Accounts receivable were $892,708 at September 30, 2007 compared to $679,363 at October 1, 2006. This increase is primarily due to the higher sales volume in the third quarter of 2007 compared to the third quarter of 2006. Days sales outstanding increased to 66 days in 2007 from 59 days in 2006 primarily due to higher accounts receivable balances in markets with longer payment terms.  Approximately $40,700 of the increase relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Inventories increased to $395,466 at September 30, 2007 compared to $312,041 at October 1, 2006. The increase in inventory reflects the growth of the Company's business in 2007. In addition, approximately $17,900 of this increase relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Prepaid expenses were $135,023 at September 30, 2007 compared to $163,716 at October 1, 2006. The primary component of prepaid expenses related to prepaid royalties. The increase in prepaid royalties as the result of the royalty advance made in 2007 was largely offset by utilization of prepaid royalties, primarily STAR WARS royalties. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. With respect to the Marvel and STAR WARS licenses, the Company may have prepaid royalties recorded in both current and non-current assets. Each reporting period, the Company reflects as current prepaid assets the amount of royalties it expects to reflect in operations in the upcoming twelve months. In periods surrounding a major movie release such as with Marvel in the second quarter of 2007, larger amounts will be reclassified from non-current to current in anticipation of higher sales during the periods surrounding the release.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Accounts payable and accrued expenses decreased to $825,170 at September 30, 2007 from $889,215 at October 1, 2006. The decrease is primarily due to the Company exercising its call option related to warrants required to be classified as a liability and repurchasing these warrants for $200,000 in cash in the second quarter of 2007. At October 1, 2006, these warrants had a fair value of $131,680. This decrease was partially offset by increases in accrued royalties primarily due to the significant sales of TRANSFORMERS movie-related products in the third quarter of 2007, accrued advertising due to the higher levels of advertising expenditures in 2007, as well as higher accounts payable due to higher levels of inventory and expenses at September 30, 2007. Also, at September 30, 2007, the Company had increased losses on foreign currency contracts due to the decline in value of the U.S. dollar. In addition, at September 30, 2007, the Company had accrued $16,882 of treasury share repurchases where the trade was made in September but not settled until October. At October 1, 2006, the Company had $5,053 of treasury share repurchases accrued. The Company also has increased bonus and management incentive accruals at September 30, 2007 due to the Company's 2007 results.

Collectively, property, plant and equipment and other assets at September 30, 2007 decreased $23,783 from October 1, 2006. The decrease is primarily due to amortization of intangibles. To a lesser extent, the decrease is also due to decreases in long-term prepaid royalties. The decrease in the long-term portion of STAR WARS royalties was partially offset by an increase in the long-term portion of MARVEL royalties due to the payment made by the Company in the second quarter of 2007. These decreases were offset by an increase in other intangibles of $19,000 as a result of the Company's reacquisition of its remaining digital gaming rights for its owned or controlled properties held by Infogrames Entertainment SA, with the exception of DUNGEONS & DRAGONS. In addition, the Company's long-term deferred tax asset increased primarily as a result of an increase in the Company's pension liability.

Net borrowings (short-term borrowings, current portion of long-term debt, and long-term debt less cash and cash equivalents) increased to $444,570 at September 30, 2007 from $197,485 at October 1, 2006. The increase in net borrowings reflects cash expenditures of approximately $484,000 to repurchase common stock under the Company's share repurchase program in the fourth quarter of 2006 and the nine months ended September 30, 2007. In addition, the Company utilized $200,000 in May of 2007 to repurchase certain warrants under the call provision in the amended agreement and paid a $70,000 guaranteed royalty payment to Marvel in May 2007 upon the theatrical release of SPIDER-MAN 3. Long-term debt, including current portions, increased to $844,923 at September 30, 2007 from $494,989 at October 1, 2006 as a result of the Company’s issuance, in September 2007, of $350,000 of notes that are due in 2017 (the "Notes").

Cash flows utilized by investing activities were $84,319 in 2007 compared to $53,498 in 2006. This reflects $18,000 in cash used to reacquire digital gaming rights previously licensed to Infogrames Entertainment SA. Additions to property, plant and equipment increased to $63,189 in 2007 compared to $52,753 in 2006.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Cash flows utilized by financing activities were $269,895 in 2007 compared to $480,257 in 2006. Cash payments related to purchases of the Company's common stock increased to $439,032 in 2007 from $412,207 in 2006. In addition, the Company purchased certain warrants in May 2007 for $200,000 in accordance with the terms of the call provision of the amended Lucas warrant agreement. Proceeds from stock option transactions were $77,599 in the nine-month period ended September 30, 2007 compared to $21,106 in the nine-month period ended October 1, 2006 as a result of increased stock option exercises. Dividends paid increased to $70,506 in 2007 from $56,133 in 2006 reflecting an increase in the dividend rate from $.12 to $.16 per quarter beginning with the dividends paid in May 2007. In the third quarter of 2007, the repurchase authorization of $350,000 adopted by the Board in July 2006 was fully utilized. On August 2, 2007, the Company's Board authorized the repurchase of up to an additional $500,000 of the Company's common stock. At September 30, 2007, the Company had $240,550 remaining available under the August 2, 2007 authorization.

The Company has a revolving credit agreement which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000 up to a total committed facility of $500,000. The Company is not required to maintain compensating balances under the agreement.  The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 30, 2007. The Company had no borrowings outstanding under its committed revolving credit facility at September 30, 2007. The Company also has other uncommitted lines from various banks, of which approximately $31,750 was utilized at September 30, 2007. Amounts available and unused under the committed line at September 30, 2007 were approximately $296,882.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  During the period from the first day of October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a cost-effective source of working capital. Based on the amount of eligible accounts receivable as of September 30, 2007, the Company had availability under this program to sell approximately $184,000, all of which was utilized.

The Company had letters of credit and other similar instruments of approximately $64,274 and purchase commitments of $258,402 outstanding at September 30, 2007. Contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 31, 2006, did not materially change outside of payments made in the normal course of business. The table detailed in the Company's annual report on Form 10-K does not include certain tax liabilities recorded in accordance with FASB Interpretation No. 48. These liabilities are included as a component of other liabilities in the accompanying balance sheet and are further detailed in Note 5 to the financial statements.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021.  The senior convertible debentures bear interest at 2.75%, subject to an upward adjustment in the rate, with the total rate not to exceed 11%, should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures may be converted, at the option of the holder, at the initial conversion price of $21.60 in the next calendar quarter. At December 31, 2006, March 31, 2007 and June 30, 2007 this conversion feature was met and the debentures were convertible during the first nine months of 2007. During the nine months ended September 30, 2007, $168 of these debentures were converted and 8 shares were issued.  At September 30, 2007, this contingent feature was again met and the debentures will remain convertible through December 31, 2007, at which time the conversion feature will be reassessed.

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

To manage this exposure, the Company has hedged a portion of its estimated foreign currency transactions for the remainder of fiscal 2007 and fiscal years 2008, 2009 and 2010 using forward foreign exchange contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency.  The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.  The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.  The Company does not speculate in foreign currency exchange contracts. At September 30, 2007, these contracts had unrealized losses of $17,726, which are recorded in accrued liabilities. Included in accumulated other comprehensive income at September 30, 2007 are deferred losses of $14,393, net of tax.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

At September 30, 2007, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $844,815. Also at September 30, 2007, the Company had fixed-for-floating interest rate swaps with notional amounts of $75,000. The interest rate swaps are designed to adjust a portion of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At September 30, 2007, these contracts had a fair value of $108, which was included in other current assets, with a corresponding fair value adjustment to increase the current portion of long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

•

the risk that the Company may face product recalls or product liability suits relating to products it manufactures or distributes; which may have significant direct costs to the Company and which may also harm the reputation of the Company and its products, potentially harming future product sales;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2007 7/2/07 - 7/29/07	1,421,700	$28.8654	1,421,700	$61,260,156
August 2007 7/30/07 - 9/2/07	7,707,000	$27.8593	7,707,000	$346,548,730
September 2007 9/3/07 - 9/30/07	3,800,000	$27.8943	3,800,000	$240,550,410
Total	12,928,700	$27.9802	12,928,700	$240,550,410

In July 2006 the Company's Board of Directors authorized the repurchase of up to $350 million in common stock. In the third quarter of 2007, the amount remaining under the July 2006 authorization was fully utilized. On August 2, 2007, the Company's Board of Directors authorized the repurchase of up to an additional $500 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to certain market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

On August 8, 2007, Disney Enterprises, Inc. ("Disney") net exercised two warrants previously issued to Disney in 2000 in connection with Disney's license of rights for certain properties to the Company. These warrants in aggregate provided for the purchase of 1,700,000 shares of the Company's common stock. As a result of the net exercise, Disney was issued 778,826 shares of the Company's common stock in full settlement of the warrants.

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

4.4

First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

Item 6. Exhibits (continued)
4.5

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

4.8

Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent. (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

12	Computation of Ratio of Earnings to Fixed Charges
Nine Months and Quarter Ended September 30, 2007.

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

HASBRO, INC. --------------------- (Registrant)

Date: November 2, 2007	By: /s/ David D.R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Executive Vice President, Finance
and Global Operations and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2007

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

4.4

First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

4.5

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

4.8

Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent. (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter and Nine Months Ended September 30, 2007.

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