Form 10-K
period 2007-12-30
HASBRO INC
filed 2008-02-27
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007

Commission file number 1-6682
Hasbro, Inc.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island	02862 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (401) 431-8697

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
Preference Share Purchase Rights	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  or  No ☑.

The aggregate market value on June 29, 2007 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $4,562,994,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 11, 2008 was 142,599,724.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

HASBRO, INC.

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

Overview

We are a worldwide leader in children’s and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys. Internationally and in the United States, our widely recognized core brands such as PLAYSKOOL, TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, TONKA, SUPER SOAKER, MILTON BRADLEY, PARKER BROTHERS, TIGER and WIZARDS OF THE COAST provide what we believe are the highest quality play experiences in the world. Our offerings encompass a broad variety of games, including traditional board, card, hand-held electronic, trading card, roleplaying, plug and play and DVD games, as well as electronic learning aids and puzzles. Toy offerings include boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, children’s consumer electronics, electronic interactive products, creative play and toy related specialty products. In addition, we license certain of our trademarks, characters and other property rights to third parties for use in connection with digital games, consumer promotions, and for the sale of non-competing toys and games and non-toy products.

Organizationally, our principal segments are North America and International. Both of these segments engage in the development, marketing and selling of various toy and game products as listed above. Our North American segment covers the United States, Canada and Mexico while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America (excluding Mexico). Financial information with respect to our segments and geographic areas is included in note 15 to our financial statements, which are included in Item 8 of this Form 10-K.

In addition, our Global Operations segment is responsible for arranging product manufacturing and sourcing for the North American and International segments and our other segment out-licenses our intellectual property to third parties on a worldwide basis.

North America

The North American segment’s strategy in 2007 continued to be based on growing core brands through innovation and reinvention, introducing new initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. Major 2007 brands and products included TRANSFORMERS, LITTLEST PET SHOP, MARVEL products, PLAYSKOOL, STAR WARS, NERF, MONOPOLY, FURREAL FRIENDS, MAGIC: THE GATHERING, PLAY-DOH, BABY ALIVE and MY LITTLE PONY. In the North American segment, our products are organized into the following categories: (i) games and puzzles; (ii) boys’ toys; (iii) girls’ toys; (iv) preschool toys; (v) tween toys; and (vi) other.

Our games and puzzles category includes several well known brands, including MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES, AVALON HILL and WIZARDS OF THE COAST. The MILTON BRADLEY, PARKER BROTHERS, TIGER GAMES and AVALON HILL brand portfolios consist of a broad assortment of games for children, tweens, families and adults. Core game brands include MONOPOLY, BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, SIMON, CLUE, SORRY!, RISK, BOGGLE and TRIVIAL PURSUIT, as well as a line of jigsaw puzzles for children and adults, including BIG BEN and CROXLEY, as well as the PUZZ-3D line. WIZARDS OF THE COAST offers a variety of trading card and roleplaying games, including MAGIC: THE

GATHERING and DUNGEONS & DRAGONS. We seek to keep our core brands relevant through sustained marketing programs as well as by offering consumers new ways to experience them. In 2008, we will seek to continue to expand our core brand portfolio by introducing a PLAYSKOOL line of games that will leverage our existing preschool consumer insights. In addition, we will seek to continue to incorporate technology into our existing game brands to align with current consumer interests. In 2007, the Company introduced the MONOPOLY ELECTRONIC BANKING edition, which allowed for faster, more intense game play. In 2008, the Company plans to introduce a customizable version of TRIVIAL PURSUIT. In January of 2008, the Company acquired Cranium, Inc., which develops and markets a wide range of CRANIUM branded games and related products.

Our boys’ toys include a wide range of core brands such as G.I. JOE and TRANSFORMERS action figures and accessories as well as entertainment-based licensed products based on popular movie and television characters, such as STAR WARS and MARVEL toys and accessories. In the action figure area, a key part of our strategy focuses on the importance of reinforcing the storyline associated with these products through the use of media-based entertainment. In 2007, sales in our boys’ toys category benefited from major motion picture releases of SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007. In 2008, SPIDER-MAN and TRANSFORMERS products are expected to be supported by animated television series. The STAR WARS product line is expected to be supported in 2008 by the release of animated television programming as well as the release of an animated motion picture. In addition, we will be introducing products based on the expected major motion picture releases of IRONMAN and HULK, two properties available under our MARVEL license, and INDIANA JONES. In addition to marketing and developing action figures for traditional play, the Company also develops and markets products designed for collectors, which has been a key component of the success of the STAR WARS brand.

In our girls’ toys category, we seek to provide a traditional and wholesome play experience. Girls’ toys include LITTLEST PET SHOP, MY LITTLE PONY, FURREAL FRIENDS and BABY ALIVE brands. In 2008, we will seek to continue to grow and update the LITTLEST PET SHOP brand by introducing the VIRTUAL INTERACTIVE PET segment which includes a plush doll that will allow the consumer access to a website to digitally customize their pets as well as access to games and other features. We also plan to reintroduce a redesigned EASY-BAKE oven.

Our preschool toys category encompasses a range of products for infants and preschoolers in the various stages of development. Our preschool products include a portfolio of core brands marketed primarily under the PLAYSKOOL trademark. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, WEEBLES, SIT ’N SPIN and GLOWORM, along with a successful line of infant toys including STEP START WALK N’ RIDE, 2-IN-1 TUMMY TIME GYM and BUSY BALL POPPER. Through our AGES & STAGES system, we seek to provide consumer friendly information that assists parents in understanding the developmental milestones their children will encounter as well as the role each PLAYSKOOL product can play in helping children to achieve these developmental milestones. In addition, our preschool category also includes the TONKA line of trucks and interactive toys and the PLAY-DOH brand.

Our tweens toys category generally markets products under the TIGER ELECTRONICS and NERF brands and seeks to target those children who have outgrown traditional toys. The age group targeted by this category is generally 8 to 12 years old. In recent years, we have used our consumer insights and electronic innovation to develop a strong line of products focusing on this target audience. Our major tweens toys product lines in 2007 included NERF, I-DOG and the POWER TOUR GUITAR. As demonstrated through our I-DOG product, an interactive pet that acts as an accessory to an MP3 player, we seek to draw on the popularity of electronic trends in our tween product offerings.

International

In addition to our business in the United States, Mexico and Canada, in 2007 we operated in more than 20 other countries, selling a representative range of the toy and game products marketed in the North American segment as discussed above, together with some items that are sold only internationally. The major geographic regions included in the International segment are Europe, Asia Pacific and Latin and South America. In

addition to growing core brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into Eastern Europe and emerging markets in Asia and Latin and South America. Key international brands for 2007 included TRANSFORMERS, LITTLEST PET SHOP, MONOPOLY, MARVEL, MY LITTLE PONY, and PLAYSKOOL.

Other Segments

In our Global Operations segment, we manufacture and source production of substantially all of our toy and game products. The Company owns and operates manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland. Sourcing of our other production is done through unrelated manufacturers in various Far East countries, principally China, using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. See “Manufacturing and Importing” below for more details concerning overseas manufacturing and sourcing.

Through our other segment we generate revenue through the out-licensing worldwide of certain of our intellectual properties to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings. During 2007, our Hasbro Products Group out-licensed our brands primarily in apparel, publishing, home goods and electronics, and certain brands in the digital area. One of the primary goals of our licensing segment is to further expand our brands into the digital world through strategic licenses. As an example, in 2007 the Company entered into a long-term strategic licensing alliance with Electronic Arts Inc. (“EA”), which provides EA with the exclusive worldwide rights to create digital games for all platforms, including mobile phones, personal computers, and game consoles such as XBOX, PLAYSTATION and WII, based on most of our toy and game intellectual properties. The first games generated under this strategic alliance are expected to be introduced in 2008.

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

During the 2007 fiscal year, revenues generated from the sale of TRANSFORMERS products were approximately $482,000, which was 12.6% of our consolidated net revenues in 2007. During the 2005 fiscal year, revenues generated from the sale of STAR WARS products produced under our license with Lucas Licensing and Lucasfilm were approximately $494,000, which was 16% of our consolidated net revenues in 2005. No other line of products constituted 10% or more of our consolidated net revenues in 2007 or 2005. No individual line of products accounted for 10% or more of our consolidated net revenues during our 2006 fiscal year.

Working Capital Requirements

Our working capital needs are primarily financed through cash generated from operations and, when necessary, proceeds from our accounts receivable securitization program and short-term borrowings. Our borrowings and the use of our accounts receivable program generally reach peak levels during the fourth quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday shipping season. The strategy of retailers has been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that retailers will continue to follow this strategy. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is more predominant. In 2007, the second half of the year accounted for approximately 66% of full year revenues with the third and fourth quarters accounting for 32% and 34% of full year revenues, respectively. In years where the Company has products tied to a major motion picture release, such as in 2007 with the mid-year releases of SPIDER-MAN 3 and TRANSFORMERS and in 2005 with the mid-year release of STAR WARS III: REVENGE OF THE SITH, this concentration is not as pronounced due to the higher level of sales that occur around and just prior to the time of the motion picture theatrical release.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Retailers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. Unshipped orders at January 27, 2008 and January 28, 2007 were approximately $149,000 and $192,000, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices. The programs that we plan to employ to promote sales in 2008 are substantially the same as those we employed in 2007.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak third and fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2007, we utilized cash from our operations, proceeds from our accounts receivable securitization program, and borrowings under our secured amended and restated revolving credit agreement as well as our uncommitted lines of credit to meet our cash flow requirements. In addition to the above sources of cash, in September 2007, we issued $350,000 of notes that are due in 2017 (the “Notes”). The proceeds from the Notes were primarily used to repay our short-term borrowings while the remainder of the proceeds were used for general corporate purposes.

Royalties, Research and Development

Our success is dependent on innovation through the continuing development of new products and the redesign of existing products for continued market acceptance. In 2007, 2006, and 2005, we spent $167,194, $171,358, and $150,586, respectively, on activities relating to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

We also produce a number of toys and games under trademarks and copyrights utilizing the names or likenesses of characters from movies, television shows and other entertainment media, for whose rights we compete with other toy and game manufacturers. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by these license agreements. In 2007, 2006, and 2005, we incurred $316,807, $169,731, and $247,283, respectively, of royalty expense. A portion of this expense relates to amounts paid in prior years as royalty advances. Our royalty expenses in any given year vary depending upon the timing of movie releases and other entertainment. Royalty expense in 2007 and 2005 was more significant in those years due to the release of SPIDER-MAN 3 and TRANSFORMERS in 2007 and STAR WARS EPISODE III: REVENGE OF THE SITH in 2005 and the corresponding increases in sales of the related products in those years.

Marketing and Sales

Our products are sold nationally and internationally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. While we have thousands of customers, including over 2,000 in the United States during 2007, there has been significant consolidation at the retail level over the last several years in our industry, which we expect to continue. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. While the consolidation of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2007, sales to our three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys “R” Us, Inc., represented 24%, 12% and 11%, respectively, of consolidated net revenues, and sales to our top five customers, including Wal-Mart, Target and Toys “R” Us, Inc., accounted for approximately 52% of our consolidated net revenues. In the North American segment, approximately 70% of the net revenues of the segment were derived from our top three customers.

We advertise many of our toy and game products extensively on television. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase many of our new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows.

In 2007 we spent $434,742 on advertising, promotion and marketing programs compared to $368,996 in 2006 and $366,371 in 2005.

Manufacturing and Importing

During 2007 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

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

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2008 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status by, the People’s Republic of China could significantly disrupt our operations and increase the cost of our products imported into the United States or Europe.

We purchase dies and molds from independent United States and international sources.

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

Employees

At December 30, 2007, we employed approximately 5,900 persons worldwide, approximately 3,300 of whom were located in the United States.

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

Government Regulation

Our toy and game products sold in the United States are subject to the provisions of The Consumer Product Safety Act (the “CPSA”), The Federal Hazardous Substances Act (the “FHSA”), The Flammable Fabrics Act (the “FFA”), and the regulations promulgated thereunder. In addition, certain of our products, such as the mixes for our EASY-BAKE ovens, are also subject to regulation by the Food and Drug Administration.

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

Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe. We utilize laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, international standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that our products are or will be hazard free. Any material product recall could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, and could negatively affect sales of our other products as well.

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

Forward-Looking Information and Risk Factors That May Affect Future Results

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our anticipated financial performance or business prospects in future periods, expected technological and product developments, the expected timing of new product introductions or our expectations concerning the future acceptance of products by customers, the timing of entertainment releases, marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

The volatility of consumer preferences, combined with the high level of competition and low barriers to entry in the family entertainment industry make it difficult to maintain the success of existing products and product lines or consistently introduce successful new products. In addition, an inability to develop and introduce planned new products and product lines in a timely and cost-effective manner may damage our business.

The family entertainment business is a fashion industry. Our success is critically dependent upon the consumer appeal of our products, principally games and toys. Our failure to successfully anticipate, identify and react to children’s interests and the current preferences in family entertainment could significantly lower sales of our products and harm our sales and profitability.

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

The challenge of developing and offering products that are sought after by children is compounded by the trend of children “getting older younger”. By this we mean that children are losing interest in traditional toys and games at younger ages and, as a result, at younger and younger ages, our products compete with the offerings of video game suppliers, consumer electronics companies and other businesses outside of the traditional toy and game industry.

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by other parties and licensed to us. The success of entertainment properties released theatrically for which we have a license, such as MARVEL or STAR WARS related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties. The loss of rights granted pursuant to any of our licensing agreements could harm our business and competitive position.

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

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday shopping season. This seasonality is exacerbated as retailers become more efficient in their control of inventory levels through quick response inventory management techniques.

Sales of our family entertainment products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, including Christmas. This seasonality has increased over time, as retailers become more efficient in their control of inventory levels through quick response inventory management techniques. These customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For toys, games and other family entertainment products which we produce, a majority of retail sales for the entire year occur in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers occur in the period from September through December, as our customers do not want to maintain large on-hand inventories throughout the year ahead of consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier.

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

The consolidation of our retail customer base means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 30, 2007, Wal-Mart Stores, Inc., Target Corporation, and Toys “R” Us, Inc., accounted for approximately 24%, 12% and 11%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Target and Toys “R” Us, in the aggregate accounted for approximately 52% of our consolidated net revenues. In the North American segment, approximately 70% of the net revenues of the segment were derived from our top three customers. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also means that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could harm our sales, profitability and financial condition. Increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. In addition, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and bad debt expense.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if sales revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

An important part of our business involves obtaining licenses to produce products based on various entertainment properties and theatrical releases, such as those based upon MARVEL or STAR WARS characters. The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 30, 2007, we had $137,959 of prepaid royalties, $94,616 of which are included in prepaid expenses and other current assets and $43,343 of which are included in other assets. Under the terms of existing contracts as of December 30, 2007, we may be required to pay future minimum guaranteed royalties and other licensing fees totaling approximately $87,815. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment based properties we have no guaranty that a particular property or brand will translate into successful toy or game products.

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

Our use of third-party manufacturers to produce the majority of our toy products, as well as certain other products, presents risks to our business.

We own and operate two game and puzzle manufacturing facilities, one in East Longmeadow, Massachusetts and the other in Waterford, Ireland. However, most of our toy products, in addition to certain other products, are manufactured by third-party manufacturers, most of whom are located in the People’s Republic of China. Although our external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary, if we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations would be disrupted, potentially for a significant period of time, while alternative sources of supply were secured. This delay could significantly reduce our sales and profitability, and harm our business.

Given that the majority of our manufacturing is conducted by third-party manufacturers located in the People’s Republic of China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, as well as increases in the costs of labor and other costs of doing business in China, could have a significant negative impact on our operations, revenues and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese yuan, which may result in an increase in the cost of producing products in China, increases in labor costs and difficulties in moving products manufactured in the Far East out of the Far East and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors. Also, the imposition of trade sanctions or other regulations by the United States or the European Union against products imported by us from, or the loss of “normal trade relations” status with, the People’s Republic of China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third party manufacturer by government inspectors in China could result in delays to us in obtaining product and may harm sales.

We require our third-party manufacturers to comply with our Global Business Ethics Principles, which are designed to prevent products manufactured by or for us from being produced under inhumane or exploitive conditions. The Global Business Ethics Principles address a number of issues, including working hours and compensation, health and safety, and abuse and discrimination. In addition, Hasbro requires that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, including consumer and product safety laws in the markets where those products are sold. Hasbro has the right, both directly and through the use of outside monitors, to monitor compliance by our third-party manufacturers with our Global Business Ethics Principles and other manufacturing requirements. In addition, we do quality assurance testing on our products, including products manufactured for us by third parties. Notwithstanding these requirements and our monitoring and testing of compliance with them, there is always a risk that one or more of our third-party manufacturers will not comply with our requirements and that we will not immediately discover such non-compliance. Any failure of our third-party manufacturers to comply with labor, consumer, product safety or other applicable requirements in manufacturing products for us could result in damage to our reputation, harm sales of our products and potentially create liability for us.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 30, 2007, our net revenues from international customers comprised approximately 42% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. Additionally, as we discussed above, we utilize third-party manufacturers located principally in the Far East, to produce the majority of our products, and we have a manufacturing facility in Ireland. These sales and manufacturing operations are subject to the risks associated with international operations, including:

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

Economic and public health conditions, including factors that impact the strength of the retail market and retail demand, or our ability to manufacture and deliver products in a timely and cost-effective manner, can have a significant impact on our business. The success of our family entertainment products is dependent on consumer purchasing of those products. Consumers may not purchase our products because the products do not capture consumer interest and imagination or because competitor family entertainment offerings are deemed more attractive. But consumer spending on our products can also be harmed by factors that negatively impact consumers’ budgets generally, and which are not due to our product offerings.

Significant increases in the costs of other products which are required by consumers, such as gasoline and home heating fuels, may reduce household spending on discretionary entertainment products we offer. In addition, weakened economic conditions, lowered employment levels or recessions in any of our major markets may significantly reduce purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, increases in critical commodity prices, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our sales and profitability.

Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow for profitable sales. Rising fuel and raw material prices, for components such as resin used in plastics, increased transportation costs, and increased labor costs in the markets in which our products are manufactured all may increase our costs for producing and transporting our products, which in turn may reduce our margins, reduce our profitability and harm our business.

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

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance in the future. Failure to comply could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually and in the aggregate in any given fiscal year, could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future sales and results of operations.

Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future, and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business.

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

Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. As of December 30, 2007, we had approximately $486,232 of acquired product and licensing rights included in other assets on our balance sheet. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net income caused by impairment charges could harm our financial results.

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

We rely on external financing, including our credit facilities and accounts receivable securitization facility, to help fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

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

As an additional source of working capital and liquidity, we currently have a $250,000 accounts receivable securitization program, which is increased to $300,000 for the period from fiscal October through fiscal January. Under this program, we sell on an ongoing basis, substantially all of our domestic U.S. dollar denominated trade accounts receivable to a bankruptcy remote special purpose entity. Under this facility, the special purpose entity is able to sell, on a revolving basis, undivided ownership interests in the eligible receivables to bank conduits. During the term of the facility, we must maintain certain performance ratios. If we fail to maintain these ratios, we could be prevented from accessing this cost-effective source of working capital and short-term financing.

We believe that our cash flow from operations, together with our cash on hand and access to existing credit facilities and our accounts receivable securitization facility, are adequate for current and planned needs in 2008. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing our available cash balance, such as unexpected material operating losses or increased capital or other expenditures, as well as increases in inventory or accounts receivable that are ineligible for sale under our securitization facility, or future events that may reduce or eliminate the availability of external financial resources.

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

As of December 30, 2007, we had $844,815 of total principal amount of indebtedness outstanding, of which $135,092 is due in July 2008. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all. This total indebtedness includes $249,828 in aggregate principal amount of 2.75% senior convertible debentures that we issued in 2001. On December 1, 2011 and December 1, 2016, and upon the occurrence of certain fundamental corporate changes, holders of the 2.75% senior convertible debentures may require us to purchase their debentures. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at our discretion, provided that we will pay accrued and unpaid interest in cash. We may not have sufficient cash at that time to make the required repurchases and may be required to settle in shares of common stock.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. At December 30, 2007, approximately $471,177 or 14.6%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill could harm our results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used in the North American and Global Operations segments as well as for corporate functions. The Company also owns an adjacent building consisting of approximately 23,000 square feet that is used in the corporate function. In addition, the Company leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet that is used in the corporate function as well as in the Global Operations and other segments. In addition to the above facilities, the Company also leases office space consisting of approximately 95,400 square feet in Renton, Washington as well as warehouse space aggregating approximately 1,151,000 square feet in California and Texas that are also used in the North American segment. The North American segment also has leased offices and warehouses in Canada and Mexico.

The Company owns two manufacturing plants in East Longmeadow, Massachusetts and Waterford, Ireland. The East Longmeadow plant consists of approximately 1,148,000 square feet as well as a leased warehouse of approximately 500,000 square feet and is used in the North American and Global Operations segments. The Waterford plant consists of approximately 244,000 square feet and is used in our Global Operations segment. The Global Operations segment also leases an aggregate of 83,800 square feet of office and warehouse space in Hong Kong used in this segment as well as approximately 52,300 square feet of office space leased in China.

In the International segment, the Company leases or owns property in approximately 21 countries. The primary locations in the International segment are in the United Kingdom, Germany, France, Spain, Australia and Chile.

The above properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.

The Company believes that its facilities are adequate for its needs. The Company believes that should it not be able to renew any of the leases related to its leased facilities that it could secure similar substitute properties without a material adverse impact on its operations.

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

			Period
			Serving in
			Current
Name	Age	Position and Office Held	Position

Alfred J. Verrecchia(1)(7)	65	President and Chief Executive Officer	Since 2003
Brian Goldner(2)(7)	44	Chief Operating Officer	Since 2006
David D. R. Hargreaves(3)	55	Executive Vice President, Finance and Global Operations and Chief Financial Officer	Since 2007
John Frascotti(4)	47	Global Chief Marketing Officer	Since 2008
Duncan Billing(5)	49	Global Development Officer	Since 2008
Barry Nagler	51	Senior Vice President, General Counsel and Secretary	Since 2001
Deborah Thomas Slater(6)	44	Senior Vice President and Controller	Since 2003
Martin R. Trueb	55	Senior Vice President and Treasurer	Since 1997

(1)	Prior thereto, President and Chief Operating Officer from 2001 to 2003.

(2)	Prior thereto, President, U.S. Toys Segment from 2003 to 2006; prior thereto, President, U.S. Toys, from 2001 to 2003.

(3)	Prior thereto, Senior Vice President and Chief Financial Officer from 2001 to 2007.

(4)	Mr. Frascotti joined the Company in January 2008. Prior thereto he was employed by Reebok International, Ltd., serving as Senior Vice President, New Business, Acquisitions and Licensing from 2002 to 2005, and as Senior Vice President, Sports Division from 2005 to 2008.

(5)	Prior thereto, Chief Marketing Officer, U.S. Toy Group since 2004; prior thereto, General Manager, Big Kids Division, since 2002.

(6)	Prior thereto, Vice President and Assistant Controller from 1998 to 2003.

(7)	Effective May 22, 2008, Mr. Verrecchia will step down as President and Chief Executive Officer of the Company and become the Chairman of the Company’s Board of Directors. Mr. Goldner will succeed Mr. Verrecchia as President and Chief Executive Officer effective on that date.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $.50 per share (the “Common Stock”), is traded on the New York Stock Exchange under the symbol “HAS”. The following table sets forth the high and low sales prices as reported on the Composite Tape of the New York Stock Exchange and the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices		Cash Dividends
Period	High	Low	Declared

2007
1st Quarter	$30.24	27.04	$.16
2nd Quarter	33.43	28.10	.16
3rd Quarter	33.49	25.25	.16
4th Quarter	30.68	25.25	.16
2006
1st Quarter	$21.90	19.52	$.12
2nd Quarter	21.27	17.90	.12
3rd Quarter	22.75	17.00	.12
4th Quarter	27.69	22.41	.12

The approximate number of holders of record of the Company’s Common Stock as of February 11, 2008 was 9,300.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

(c)
			Total	(d)
			Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
	(a)	(b)	as Part of	that may yet
	Total	Average	Publicly	be Purchased
	Number of	Price	Announced	under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs

October 2007
(October 1, 2007 to October 28, 2007)	2,593,100	$29.0514	2,593,100	$165,217,112
November 2007
(October 29, 2007 to December 2, 2007)	810,000	$27.6669	810,000	$142,806,963
December 2007
(December 3, 2007 to December 30, 2007)	1,261,500	$26.3227	1,261,500	$109,600,864

Total	4,664,600	$28.0730	4,664,600	$109,600,864

In August 2007, the Company’s Board of Directors authorized the repurchase of up to $500 million in common stock after two previous authorizations dated May 2005 and July 2006 of $350 million each were fully utilized. In February 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares that are repurchased will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 6.	Selected Financial Data

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2007	2006	2005	2004	2003

Statement of Earnings Data:
Net revenues	$3,837,557	3,151,481	3,087,627	2,997,510	3,138,657
Net earnings before cumulative effect of accounting change	$333,003	230,055	212,075	195,977	175,015
Per Common Share Data:
Earnings before cumulative effect of accounting change
Basic	$2.13	1.38	1.19	1.11	1.01
Diluted	$1.97	1.29	1.09	.96	.94
Cash dividends declared	$.64	.48	.36	.24	.12
Balance Sheet Data:
Total assets	$3,237,063	3,096,905	3,301,143	3,240,660	3,163,376
Total long-term debt	$845,071	494,917	528,389	626,822	688,204
Ratio of Earnings to Fixed Charges(1)	10.86	9.74	8.33	6.93	4.56
Weighted Average Number of Common Shares:
Basic	156,054	167,100	178,303	176,540	173,748
Diluted	171,205	181,043	197,436	196,048	190,058

(1)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes.

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

(Thousands of Dollars and Shares Except Per Share Data)

Executive Summary

The Company earns revenue and generates cash through the sale of a variety of toy and game products, as well as through the out-licensing of its properties for use in connection with non-competing products offered by third parties. The Company sells its products both within the United States and in a number of international markets. The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year and within that half, the fourth quarter. In 2007, 66% of the Company’s net revenues were generated in the second half of the year with 34% of annual net revenues generated in the fourth quarter. In 2006 and 2005, percentages were 68% and 67% for the second half, respectively, and comparable at 35% for the fourth quarter. While many of the Company’s products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties, such as MARVEL and STAR WARS properties.

The Company’s business is primarily separated into two business segments, North America and International. The North American segment develops, markets and sells both toy and game products in the U.S., Mexico and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin America marketing operations. In addition to these two primary segments, the Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Hasbro Products Group is responsible for the worldwide out-licensing of the Company’s intellectual properties and works closely with the North American and International segments on the development and out-licensing of the Company’s brands.

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet. While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. In 2007, the Company had significant sales of products related to the Company’s license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively “Marvel”), primarily due to the theatrical release of SPIDERMAN-3 in May of 2007. Given the strength of its core brands, the Company may also seek to drive product-related revenues by increasing the visibility of its core brands through entertainment-based theatrical venues. As an example of this, in July of 2007, the TRANSFORMERS motion picture was released and the Company developed and marketed products based on the motion picture. As a result of pairing this core brand with this type of entertainment, both the movie and the product line benefited. Net revenues during 2007 related to the TRANSFORMERS line of products totaled approximately $482,000, or 12.6% of consolidated net revenues.

The Company’s core brands represent Company-owned or Company–controlled brands, such as TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and TONKA, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. In 2007 the Company had strong sales of core brand products, namely TRANSFORMERS, LITTLEST PET SHOP, MY LITTLE PONY, PLAYSKOOL, MONOPOLY, NERF, and PLAY-DOH.

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

While the Company’s strategy has continued to focus on growing its core brands and developing innovative new products, it will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In 2006, the Company entered into a license with Marvel to produce toys and games based on Marvel’s portfolio of characters. The Company had significant sales of products related to this license during 2007, primarily due to the theatrical release of SPIDER-MAN 3 in May of 2007. The Company has also incurred royalties on products based on the theatrical release of TRANSFORMERS in July 2007. While gross profits of theatrical entertainment-based products are generally higher than many of the Company’s other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm’s STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profit made on these products.

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, in August 2007, the Company announced a multi-year strategic agreement with Electronic Arts Inc. (“EA”). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA and LITTLEST PET SHOP. As part of this agreement, the Company has also obtained the rights to create toys and non-digital games based on EA’s intellectual properties. The first games under this agreement are expected to launch in 2008.

While the Company remains committed to investing in the growth of its business, it continues to be focused on reducing fixed costs through efficiencies and on profit improvement. Over the last 5 years the Company has improved its operating margin from 7.8% in 2002 to 13.5% in 2007. The Company reviews it operations on an ongoing basis and seeks to reduce its cost structure in an efficient manner. In 2006 the Company announced a reduction of its manufacturing activity in Ireland and transition of the manufacture of certain products to the Company’s suppliers in China, and recently the Company announced a restructuring of its games manufacturing facility in the U.S. that is also expected to result in work practice efficiencies and cost reductions. The Company is also investing to grow its business in emerging international markets and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. For example, in January of 2008, the Company acquired Cranium, Inc., which develops and markets a wide range of CRANIUM branded games and related products. In 2008, the Company expects to leverage revenue to offset the impact of these investments on its operating margins.

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last three years, the Company’s Board of Directors (the “Board”) has adopted three repurchase authorizations with a cumulative authorized repurchase amount of $1,200,000. After fully exhausting the prior two authorizations, the third authorization was passed on August 2, 2007 for $500,000. During the third and fourth quarters of 2007, $390,399 of common stock was repurchased under this authorization. For the years ended 2007, 2006 and 2005, the Company invested $587,004, $456,744 and $48,030, respectively, in the repurchase of 20,795, 22,767 and 2,386 shares, respectively, in the open market. Also, in May of 2007, the Company paid $200,000 in cash to repurchase exercisable warrants to purchase 15,750 shares of the Company’s common stock. Subsequent to December 30, 2007, the Board approved an additional $500,000 share repurchase authorization. The Company intends to opportunistically repurchase shares in the future subject to market conditions. In addition, in February 2008, the Company announced an increase in its quarterly dividend to $0.20 per share. This was the fifth consecutive year that the Board has increased the dividend.

Summary

The components of the results of operations, stated as a percent of net revenues, are illustrated below for each of the three fiscal years ended December 30, 2007.

	2007	2006	2005

Net revenues	100.0%	100.0%	100.0%
Cost of sales	41.1	41.4	41.7

Gross profit	58.9	58.6	58.3
Amortization	1.8	2.5	3.3
Royalties	8.2	5.4	8.0
Research and product development	4.4	5.4	4.9
Advertising	11.3	11.7	11.8
Selling, distribution and administration	19.7	21.7	20.2

Operating profit	13.5	11.9	10.1
Interest expense	0.9	0.9	1.0
Interest income	(0.8)	(0.9)	(0.8)
Other (income) expense, net	1.4	1.1	(0.2)

Earnings before income taxes	12.0	10.8	10.1
Income taxes	3.3	3.5	3.2

Net earnings	8.7%	7.3%	6.9%

Results of Operations

The fiscal years ended December 30, 2007 and December 25, 2005 were fifty-two week periods while the fiscal year ended December 31, 2006 was a fifty-three week period.

Net earnings for the fiscal year ended December 30, 2007 were $333,003, or $1.97 per diluted share. This compares to net earnings for fiscal 2006 and 2005 of $230,055 and $212,075, or $1.29 and $1.09 per diluted share, respectively.

Net earnings includes non-operating (income) expense related to the change in fair value of certain warrants required to be classified as a liability of $44,370 in 2007, $31,770 in 2006, and $(2,080) in 2005. These warrants were repurchased during May 2007. Net earnings for 2007 also includes a favorable tax adjustment of $29,619, or $0.17 per diluted share, related to the recognition of certain previously unrecognized tax benefits.

Net earnings for 2005 include income tax expense of approximately $25,800 related to the Company’s repatriation of approximately $547,000 of foreign earnings in the fourth quarter of 2005 pursuant to the special incentive provided by the American Jobs Creation Act of 2004.

On December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which required that the Company measure all stock-based compensation awards using a fair value method and record such expense in its financial statements. The Company adopted this statement using the modified prospective method. Under this adoption method, the Company is recording expense related to stock option awards that were unvested as of the date of adoption as well as all awards made after the date of adoption. Accordingly, 2005 net earnings do not include expense related to stock options.

Consolidated net revenues for the year ended December 30, 2007 were $3,837,557 compared to $3,151,481 in 2006 and $3,087,627 in 2005. Most of the Company’s net revenues and operating profits were derived from its two principal segments: North America and International, which are discussed in detail below. Consolidated net revenues were positively impacted by foreign currency translation in the amount of $94,500 in 2007 and $27,800 in 2006 as the result of the overall weaker U.S. dollar in each of those years. The following table presents net revenues and operating profit data for the Company’s two principal segments for 2007, 2006 and 2005. The operating profit for 2005 for each of these segments has been adjusted to include the impact of expense related to stock options as disclosed under SFAS 123, consistent with the Company’s management reporting. See notes 1 and 15 to the consolidated financial statements for further details.

		%		%
	2007	Change	2006	Change	2005

Net Revenues
North America	$2,460,016	15%	$2,130,290	4%	$2,038,556
International	$1,278,589	33%	$959,319	(3)%	$988,591
Operating Profit
North America	$318,737	16%	$275,959	67%	$165,676
International	$158,846	75%	$90,893	(15)%	$106,435

North America

North American segment net revenues for the year ended December 30, 2007 increased 15% to $2,460,016 from $2,130,290 in 2006. The impact of foreign currency translation on North American segment net revenues in 2007 was favorable, primarily due to the strength of the Mexican peso and Canadian dollar, and increased net revenues by approximately $4,800. The increase was due primarily to increased revenues in the boys’ toys category driven by sales of MARVEL and TRANSFORMERS products due to the theatrical releases of SPIDER-MAN 3 in May 2007 and TRANSFORMERS in July 2007. Although STAR WARS product sales declined in 2007 from 2006, sales of these products have continued to be a significant contributor to boys’ toys revenues in 2007. Revenues in the girls’ toys category increased as a result of higher sales of LITTLEST PET SHOP and FURREAL FRIENDS products as well as higher revenues from the BABY ALIVE line which was reintroduced in the second quarter of 2006. To a lesser extent, revenues in the girls’ toys category were positively impacted by increased shipments of MY LITTLE PONY products. Girls’ toys revenues were negatively impacted by decreased sales of EASY-BAKE oven products due to the recall of the product in July of 2007. Revenues from the preschool category were flat for 2007. Revenue from games and puzzles decreased slightly due to lower revenues from trading card and plug and play games partially offset by increased sales of traditional board games. Revenues from the tweens category decreased as a result of lower sales of electronic products such as VIDEONOW, ZOOMBOX and I-DOG partially offset by increased sales of NERF products. Revenues in 2007 were also positively impacted by increased sales of TOOTH TUNES.

North American operating profit increased to $318,737 in 2007 from $275,959 in 2006. Operating profit in 2007 was positively impacted by approximately $1,500 due to the translation of foreign currencies to the U.S. dollar. The increase in operating profit is primarily the result of higher gross profits resulting from the higher revenues discussed above. Although North American gross profit increased as a result of higher revenues, this increase in gross profit was negatively impacted by approximately $10,400 of charges recorded in the second quarter of 2007 related to the July 2007 EASY-BAKE oven recall. The increase in gross profit was also partially offset by higher royalty expense as the result of the increased sales of MARVEL and TRANSFORMERS movie-related products. Operating profit was also impacted by higher advertising expense as well as higher selling and distribution costs related to the increased sales volume. In addition, North American operating profit included increased investment spending in an online initiative of the Company’s Wizards of the Coast operation.

North American segment net revenues for the year ended December 31, 2006 increased 4% to $2,130,290 from $2,038,556 in 2005. The impact of foreign currency translation on North American segment net revenues in 2006 was favorable and increased net revenues by approximately $3,200. Anticipated decreased revenues of STAR WARS products were more than offset primarily by increased sales of LITTLEST PET SHOP, PLAYSKOOL, NERF, I-DOG and MONOPOLY products, as well as revenues from the successful reintroduction of BABY ALIVE. Revenues in 2006 were also positively impacted, to a lesser extent, by increased sales of PLAY-DOH and TRANSFORMERS products. STAR WARS revenues were significant in 2005 due to the theatrical and DVD releases of STAR WARS EPISODE III: REVENGE OF THE SITH and remained strong in 2006.

North American segment operating profit increased to $275,959 in 2006 from $165,676 in 2005. The increase in operating profit was primarily due to increased gross profit as a result of the increased sales in 2006 as well as decreases in royalty and amortization expense principally due to the decrease in sales of STAR WARS products. Operating profit for the North American segment was negatively impacted by higher research and product development costs due to higher investments in the PLAYSKOOL line and costs related to MARVEL products introduced in 2007. North American operating profit was negatively impacted in 2005 by a loss of approximately $23,000 in the electronic games category, which included charges associated with inventory obsolescence and customer allowances related to plug and play games.

International

International segment net revenues for the year ended December 30, 2007 increased by 33% to $1,278,589 from $959,319 in 2006. In 2007, net revenues were positively impacted by currency translation of approximately $88,500 as a result of a weaker U.S. dollar. Although international revenues increased in all categories, the largest increase in net revenues was in the boys’ toys category. As in the North American segment, this increase was driven by higher sales of TRANSFORMERS products resulting from the theatrical release of the TRANSFORMERS movie in most countries in July of 2007 and MARVEL products resulting from the theatrical release of SPIDER-MAN 3 in May of 2007. Increased revenues in the girls’ toys category were principally the result of increased sales of LITTLEST PET SHOP products, and to a lesser extent, MY LITTLE PONY products. Revenues in the preschool category were higher in 2007 based on increased sales of PLAYSKOOL products, partially due to strong revenues of IN THE NIGHT GARDEN in the United Kingdom. Revenues in the games and puzzles category increased primarily due to increased sales of MONOPOLY. Revenues from the tweens category increased primarily as a result of sales of the POWER TOUR GUITAR which was introduced in 2007.

International segment operating profit increased 75% to $158,846 in 2007 from $90,893 in 2006. Operating profit for the segment in 2007 was positively impacted by approximately $10,400 due to the translation of foreign currencies to the U.S. dollar. The remaining increase in operating profit is due to the higher revenues discussed above. The increased gross profit as a result of the higher revenues was partially offset by higher royalty expense due to higher sales of MARVEL and TRANSFORMERS products as well as higher advertising and selling, distribution and administration expenses.

International segment net revenues for the year ended December 31, 2006 decreased by 3% to $959,319 from $988,591 in 2005. In 2006 net revenues were positively impacted by currency translation by approximately $24,300 as a result of a weaker U.S. dollar. The decrease in net revenues was primarily the result of decreased sales of STAR WARS products in 2006 as well as decreased sales of FURBY and DUEL MASTERS products. These decreases were partially offset by increased revenues from LITTLEST PET SHOP, PLAYSKOOL and MONOPOLY products. To a lesser extent, 2006 net revenues were also positively impacted by increased sales of MY LITTLE PONY, TRANSFORMERS and PLAY-DOH products as well as the reintroduction of the BABY ALIVE doll.

International segment operating profit decreased 15% to $90,893 in 2006 from $106,435 in 2005. Operating profit for the segment in 2006 was positively impacted by approximately $4,900 due to the translation of foreign currencies to the U.S. dollar. The decrease in operating profit was the result of decreased gross profit primarily as a result of the decrease in net revenues, partially offset by decreases in royalties and amortization expense as a result of the decrease in sales of STAR WARS products.

Gross Profit

The Company’s gross profit margin increased to 58.9% for the year ended December 30, 2007 from 58.6% in 2006. This increase is due to changes in product mix, primarily the positive impact of higher sales of licensed products. Although licensed products generally carry a higher gross margin, the increased gross margin is largely offset by higher royalty expense associated with these products. Gross profit in 2007 was also negatively impacted by approximately $10,400 in charges related to the recall of the Company’s EASY-BAKE oven product and by a charge of approximately $10,000 related to a restructuring and related reduction in work force at the Company’s manufacturing facility in East Longmeadow, Massachusetts. This charge consisted primarily of severance costs.

The Company’s gross profit margin was 58.6% for the year ended December 31, 2006 compared to 58.3% in 2005. The increase was due to increased revenues from certain core brand products that have higher gross margins, such as LITTLEST PET SHOP products and traditional board games, such as MONOPOLY. Gross profit in 2006 was negatively impacted by a charge of approximately $10,300 related to the Company’s decision to transfer certain manufacturing activities from its Ireland manufacturing facility to its suppliers in China. Gross margin in 2005 was also negatively impacted by inventory obsolescence and customer allowances on plug and play games.

Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 30, 2007:

	2007	2006	2005

Amortization	1.8%	2.5%	3.3%
Royalties	8.2	5.4	8.0
Research and product development	4.4	5.4	4.9
Advertising	11.3	11.7	11.8
Selling, distribution and administration	19.7	21.7	20.2

Amortization expense continued to decrease in 2007 to $67,716 from $78,934 in 2006 and $102,035 in 2005. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in 2007 and 2006 primarily relates to decreased amortization of the product rights related to STAR WARS.

Royalty expense increased to $316,807 or 8.2% of net revenues in 2007 compared to $169,731 or 5.4% of net revenues in 2006. This increase is primarily due to increased sales of entertainment-based products, primarily MARVEL and TRANSFORMERS movie-related products due to the theatrical releases of SPIDER-MAN 3 and TRANSFORMERS in 2007. Royalty expense decreased to $169,731 or 5.4% of net revenues in 2006 compared to $247,283 or 8.0% of net revenues in 2005. This decrease primarily relates to the decrease in sales of STAR WARS products in 2006 from 2005.

Research and product development expense decreased in 2007 to $167,194 or 4.4% of net revenues from $171,358 or 5.4% of net revenues in 2006. This decrease reflects higher investments in the prior year, primarily related to the MARVEL product lines. Research and product development expense increased in 2006 to $171,358 or 5.4% of net revenues from $150,586 or 4.9% of net revenues in 2005. This increase was the result of development expenses related to the MARVEL line of products as well as increased investment in the PLAYSKOOL line.

Advertising expense increased in dollars to $434,742 in 2007 from $368,996 in 2006, but decreased as a percentage of revenues to 11.3% from 11.7% in 2006. The decrease as a percentage of revenues primarily relates to the mix of sales in 2007, which included increased sales of entertainment-based products, which require lower amounts of advertising and promotion. Revenues related to entertainment-based properties have increased in 2007 with the release of the SPIDER-MAN 3 and TRANSFORMERS movies. The increase in dollars is primarily due to continued investment in our PLAYSKOOL line as well as other core brands, and to a lesser extent, the impact of foreign exchange. Advertising expense in 2006 was $368,996 or 11.7% of net revenues which was consistent with the 2005 expense of $366,371 or 11.8% of net revenues.

Selling, distribution and administration expenses increased in dollars to $755,127 from $682,214 in 2006 but decreased as a percentage of revenues to 19.7% from 21.7% in 2006. The increase in dollars reflects higher variable selling and distribution costs resulting from higher revenues in 2007, as well as higher incentive compensation provisions, the impact of foreign currency, and general inflationary increases. The decrease as a percentage of revenues reflects the fixed nature of certain of these expenses. Selling, distribution and administration expenses were $682,214 or 21.7% of net revenues in 2006 compared to $624,560 or 20.2% in 2005. Approximately $20,000 of this increase related to the Company’s adoption of SFAS 123R in 2006 which required that the Company measure all stock-based compensation awards using a fair value method and record such expense in its financial statements. The remainder of the increase primarily related to increased sales and marketing expense in 2006 associated with the higher level of sales and increased bonus and incentive provisions due to the strong performance of the Company in 2006.

Interest Expense

Interest expense increased to $34,618 in 2007 from $27,521 in 2006. The increase in interest expense was primarily the result of higher average borrowings in 2007. In September 2007, the Company issued $350,000 of Notes that are due in 2017. The majority of the proceeds from the issuance of these Notes were used to repay short-term debt resulting from increased repurchases of common stock as well as the repurchase of the Lucas warrants for $200,000.

Interest expense decreased to $27,521 in 2006 from $30,537 in 2005. The decrease in interest expense mainly reflected the reduction in the Company’s long-term debt over that period. The Company repurchased or repaid principal amounts of long-term debt of $32,743 in 2006 and $93,303 in 2005.

Interest Income

Interest income was $29,973 in 2007 compared to $27,609 in 2006 and $24,157 in 2005. Interest income includes $5,200 in 2006 related to a long-term deposit that was refunded during 2006 and approximately $4,100 in 2005 related to an IRS settlement. The increase in interest income in 2007 primarily reflects higher average rates of return in 2007. To a lesser extent, the increase reflects higher average invested balances in 2007. During a portion of 2007 and 2006, the Company invested excess cash in auction rate securities, which generated a higher rate of return and contributed to the increases in interest income in 2007 and 2006. The Company had no investments in auction rate securities at December 30, 2007.

Other (Income) Expense, Net

Other (income) expense, net of $52,323 in 2007 compares to $34,977 in 2006 and $(6,772) in 2005. The major component of other (income) expense is non-cash (income) expense related to the change in fair value of certain warrants required to be classified as a liability. These warrants were required to be adjusted to their fair value each quarter through earnings. For 2007, 2006 and 2005, expense (income) related to the change in fair value of these warrants was $44,370, $31,770 and $(2,080), respectively. In May 2007, the Company exercised the call option on these warrants and repurchased the warrants for $200,000 in cash, which approximated fair value at that date. As these warrants have been repurchased there will be no further fair value adjustments.

In addition to the above, other (income) expense, net in 2006 also included $2,629 representing a write-down of the value of common stock of Infogrames, held by the Company as an available-for-sale investment. This write-down resulted from an other-than-temporary decline in the fair value of this investment.

Income Taxes

Income tax expense totaled 28.0% of pretax earnings in 2007 compared with 32.6% in 2006 and 31.8% in 2005. Income tax expense for 2007 is net of a benefit of $29,999 of discrete tax events, primarily relating to the recognition of previously unrecognized tax benefits. Income tax expense for 2006 includes a charge of approximately $7,800 of discrete tax events, primarily relating to the settlement of various tax exams in multiple jurisdictions. Income tax expense for 2005 includes a charge of approximately $25,800 related to the repatriation of $547,000 of foreign earnings pursuant to the special incentive provided by the American Jobs Creation Act of 2004. Income tax expense for 2005 was also reduced by approximately $4,000, due primarily to the settlement of an Internal Revenue Service examination of tax years ending in December 2001. Absent these items, potential interest and penalties in 2007 related to uncertain tax positions, and the effect of the adjustment of certain warrants to their fair value, which has no tax effect, the 2007 effective tax rate would have been 30.5% compared to 27.6% in 2006 and 24.9% in 2005. The increase in the adjusted rate to 30.5% in 2007 compared to 27.6% in 2006 primarily reflects the decision to repatriate a portion of 2007 international earnings to the U.S. The increase in the adjusted rate to 27.6% in 2006 from 24.9% in 2005 was the result of higher earnings in jurisdictions with higher statutory tax rates.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2007, the Company primarily funded its operations and liquidity needs through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its unsecured credit facilities. In September 2007 the Company issued $350,000 in principal amount of notes that are due in 2017 (the “Notes”). The proceeds from the sale of the Notes were primarily used to repay the Company’s short-term borrowings while the remainder of the proceeds were used for general corporate purposes. During 2008, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, using proceeds from its accounts receivable securitization program and borrowings under its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its accounts receivable securitization program and other available lines of credit are adequate to meet its working capital needs for 2008.

At December 30, 2007, cash and cash equivalents, net of short-term borrowings, were $764,257 compared to $704,818 and $927,592 at December 30, 2006 and December 25, 2005, respectively. Hasbro generated $601,794, $320,647, and $496,624 of cash from its operating activities in 2007, 2006 and 2005, respectively. The higher cash flows from operations in 2007 compared to 2006 were primarily the result of increased earnings as well as the mix of products in 2007 net revenues. Net earnings in 2007 included increased non-cash royalty expenses primarily as a result of increased revenues from MARVEL products. The royalty expense related to revenues from MARVEL products in 2007 was paid in 2006. Similarly, the higher cash flows from operations in 2005 compared to 2006 was primarily due to the mix of products in 2005 net revenues. Net earnings in 2005 included increased non-cash royalty expenses primarily as a result of increased STAR WARS revenues. Increased royalty expense in 2005 related to revenues from STAR WARS products, most of which had been paid in prior years. In 2007, 2006 and 2005, operating cash flows were impacted by royalty advances paid of $70,000, $105,000 and $35,000 related to MARVEL in 2007 and 2006 and STAR WARS in 2005, respectively.

Accounts receivable increased to $654,789 at December 30, 2007 from $556,287 at December 31, 2006. The increase in accounts receivable is primarily the result of higher sales volume in 2007. Fourth quarter days sales outstanding remained consistent at 45 days in both 2007 and 2006 compared to 44 days in 2005. The increase in days sales outstanding from 2005 primarily reflects increases in international accounts receivable due to the weaker U.S. dollar in 2006 and 2007. The December 30, 2007 accounts receivable balance includes an increase of approximately $31,100 related to the currency impact of the weaker U.S. dollar. The Company has a revolving accounts receivable securitization facility whereby the Company is able to sell undivided fractional ownership interests in qualifying accounts receivable on an ongoing basis. At December 30, 2007 and December 31, 2006, there was $250,000 sold at each period-end under this program.

Inventories increased to $259,081 at December 30, 2007 from $203,337 at December 31, 2006. The increase in inventory reflects the growth of the Company’s business in 2007. In addition, inventories increased approximately $9,400 due to the weaker U.S. dollar in 2007. The increase in inventory to $203,337 at December 31, 2006 from $179,398 at December 25, 2005 represents higher levels of inventory at December 31, 2006 due to anticipated sales of MARVEL products in early 2007. In addition, inventories increased approximately $6,100 due to the weaker U.S. dollar in 2006.

Prepaid expenses and other current assets decreased to $199,912 at December 30, 2007 from $243,291 at December 31, 2006. This decrease is primarily due to utilization of MARVEL and Lucas royalty advances. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. With respect to the MARVEL and STAR WARS licenses, the Company had prepaid royalties recorded in both current and non-current assets. Each reporting period, the Company reflects as current prepaid assets the amount of royalties it expects to reflect in the statement of operations in the upcoming twelve months. The decrease in prepaid expenses and other current assets also reflects a decrease in deferred tax assets. Prepaid expenses and other current assets increased to $243,291 in 2006 from $185,297 in 2005. This increase was primarily due to a royalty advance paid to MARVEL in 2006, of which approximately $87,400 was recorded in prepaid expenses and $12,930 was shown in other assets at December 31, 2006.

Accounts payable and accrued expenses decreased to $742,122 at December 30, 2007 from $895,311 at December 31, 2006. The decrease is primarily due to the Company exercising its call option related to warrants required to be classified as a liability and repurchasing these warrants for $200,000 in cash in the second quarter of 2007. At December 30, 2006, these warrants had a fair value of $155,630. The decrease is also a result of the reclassification of the liabilities related to uncertain tax positions as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” at the beginning of 2007. These decreases were partially offset by increases in accrued royalties primarily due to the significant sales of TRANSFORMERS movie-related products, accrued advertising due to higher levels of advertising expense in the fourth quarter of 2007, as well as higher accounts payable due to higher levels of inventory and expenses as of December 30, 2007. Accounts payable and accrued expenses increased to $895,311 at December 31, 2006 from $863,280 at December 25, 2005. Of this increase, $31,770 related to the increase in fair value of the Lucas warrants that the Company was required to record as liabilities under SFAS 150. As a result of SFAS 150, the Company classified these warrants containing a put option as a current liability and adjusted the amount of this liability to its fair value on a periodic basis. Increases from higher accrued bonus and incentive payments as a result of the Company’s strong performance in 2006 were offset by decreases in other accrued amounts, principally accrued royalties.

Cash flows from investing activities were a net utilization of $112,465, $83,604, and $120,671 in 2007, 2006, and 2005, respectively. In July 2007, with the exception of rights to DUNGEONS & DRAGONS, the Company reacquired the remaining digital gaming rights for its owned or controlled properties held by Infogrames Entertainment SA (Infogrames). The acquisition price of $19,000 included $18,000 in cash and $1,000 of non-cash consideration in the form of the return of 39 shares of preferred stock held by the Company in a subsidiary of Infogrames. During 2005, the Company expended $65,000 to reacquire the digital gaming rights for certain of its owned or controlled properties from Infogrames. The rights repurchased in 2007 and 2005 were previously held by Infogrames on an exclusive basis as a result of a licensing agreement entered into during 2000. In addition, in 2005 the Company expended $14,179 to purchase the assets of Wrebbit Inc., a Montreal-based creator and manufacturer of innovative puzzles. The Company made no acquisitions in 2006. In 2005, the Company also had proceeds from the sales of property, plant and equipment of $33,083. These proceeds were primarily from the sale of the Company’s former manufacturing facility in Spain. During 2007, the Company expended approximately $92,000 on additions to its property, plant and equipment compared to $82,000 during 2006 and $71,000 during 2005. Of these amounts, 61% in 2007, 63% in 2006, and 61% in 2005 were for purchases of tools, dies and molds related to the Company’s products. In 2008, the Company expects capital expenditures to increase and be in the range of $100,000 to $115,000. During the three years ended December 30, 2007, depreciation and amortization of plant and equipment was $88,804, $67,773, and $78,097, respectively.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable made it necessary for the Company to borrow varying amounts during the year. During 2007, 2006 and 2005, the Company primarily utilized cash from operations and its accounts receivable securitization program to fund its operations.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC (“HRF”). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided fractional ownership interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a cost-effective source of working capital. Based on the amount of eligible accounts receivable as of December 30, 2007, the Company had $266,550 available to sell under this program of which $250,000 was utilized.

The Company has a revolving credit agreement (the “Agreement”) which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, up to a total committed facility of $500,000. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the fiscal year ended December 30, 2007. The Company had no borrowings outstanding under its committed revolving credit facility at December 30, 2007. The Company also has other uncommitted lines from various banks, of which approximately $37,833 was utilized at December 30, 2007. Amounts available and unused under the committed line at December 30, 2007 were approximately $298,200.

Net cash utilized by financing activities was $433,917 in 2007. Of this amount, $584,349, which includes transaction costs, was used to repurchase shares of the Company’s common stock. In August 2007, the Company’s Board of Directors authorized the repurchase of an additional $500,000 in common stock after two previous authorizations dated May 2005 and July 2006 of $350,000 each were fully utilized. During 2007, the Company repurchased 20,795 shares at an average price of $28.20. In addition, the Company purchased certain warrants in May 2007 for $200,000 in accordance with the terms of the call provision of the amended Lucas warrant agreement. Dividends paid were $94,097 in 2007 reflecting the increase in the Company’s quarterly dividend rate to $0.16 per share in 2007 compared to $0.12 per share in 2006. These uses of cash were partially offset by net proceeds of $346,009 from the issuance of $350,000 of Notes that are due in 2017. The proceeds from the Notes were primarily used to repay short-term borrowings. The uses of cash were also partially offset by cash receipts of $82,661 from the exercise of employee stock options.

Net cash utilized by financing activities was $467,279 in 2006. Of this amount, $456,744, which includes transaction costs, was used to repurchase shares of the Company’s common stock. In July 2006, the Company’s Board of Directors authorized the repurchase of $350,000 in common stock subsequent to the full utilization of the Board of Director’s May 2005 authorization of $350,000. During 2006, the Company repurchased 22,767 shares at an average price of $20.03. In addition, $32,743 was used to repay long-term debt. Dividends paid were $75,282 in 2006 reflecting the increase in the Company’s quarterly dividend rate to $0.12 per share in 2006 compared to $0.09 per share in 2005. These uses of cash were partially offset by cash receipts of $86,257 from the exercise of employee stock options.

Net cash utilized by financing activities was $158,641 in 2005. This amount included repayments in principal amount of long-term debt totaling $93,303. These amounts primarily related to $71,970 of bonds that matured in November of 2005. The remaining amount related to repayment of long-term debt associated with the Company’s former manufacturing facility in Spain. Dividends paid increased to $58,901 as a result of the increase of the quarterly dividend rate to $0.09 in 2005 from $0.06. In 2005, the Company repurchased 2,386 of its common shares on the open market at an average price of $20.10 under the Board of Director’s May 2005 authorization. The total cost of these repurchases, including transaction costs, was $48,030. The Company received $45,278 in 2005 in proceeds from the exercise of employee stock options.

At December 30, 2007, the Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company’s stock trade at or below $9.72 per share for 20 of the 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company’s stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 this conversion feature was met and the debentures were convertible throughout 2007. During 2007, $168 of these debentures were converted and 8 shares were issued. At December 30, 2007, this conversion feature was met again and the bonds are convertible through March 31, 2008 at which time the requirements of the conversion feature will be reevaluated. In addition, if the closing price of the Company’s stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. The holders of these debentures may also put the notes back to Hasbro in December 2011 and December 2016 at the original principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company’s discretion. While the Company’s current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash. On December 1, 2005, the holders of these debentures had the option to put these notes back to Hasbro. On that date, the Company redeemed $4 of these notes in cash.

The $350,000 Notes due in 2017 bear interest at a rate of 6.30%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is decreased two levels below the Company’s credit ratings on the date of issuance of the Notes. On the date of issuance and throughout the remainder of 2007, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were BBB, Baa2 and BBB, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

The Company has remaining principal amounts of long-term debt at December 30, 2007 of approximately $844,815. As detailed below in Contractual Obligations and Commercial Commitments, this debt is due at varying times from 2008 through 2028. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $18,354 in 2008. The Company also had letters of credit and other similar instruments of approximately $70,000 and purchase commitments of $249,883 outstanding at December 30, 2007. The Company believes that cash from operations, including the securitization facility, and, if necessary, its line of credit, will allow the Company to meet these and other obligations listed.

In August 2007, the Company’s Board of Directors authorized the repurchase of up to $500,000 in common stock after two previous authorizations dated May 2005 and July 2006 of $350,000 each were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. The Company may suspend or discontinue repurchases of its stock at any time and there is no expiration date for such repurchases. In 2007, the Company repurchased 20,795 shares at an average price of $28.20. The total cost of these repurchases, including transaction costs, was $587,004. On February 7, 2008 the Board of Directors approved an additional $500,000 share repurchase authorization. On that date, approximately $48,300 remained under the August 2007 repurchase authorization.

Critical Accounting Policies and Significant Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include sales allowances, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations, stock-based compensation, and income taxes.

Sales Allowances

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. Revenue from product sales is recognized upon passing of title to the customer, generally at the time of shipment. Revenue from product sales, less related sales allowances, is added to royalty revenue and reflected as net revenues in the consolidated statements of operations. The Company routinely commits to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of Company products during the year. Discounts are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation. For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2007, there have been no material adjustments to the Company’s estimates.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company’s annual impairment test was performed in the fourth quarter of 2007 and no impairment was indicated. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 30, 2007, the Company has goodwill and intangible assets with indefinite lives of $546,915 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $410,494 at December 30, 2007. During 2007, there were no impairment charges related to these intangible assets.

Recoverability of Royalty Advances and Commitments

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the remaining minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 30, 2007, the Company had $137,959 of prepaid royalties, $94,616 of which are included in prepaid expenses and other current assets and $43,343 which are included in other assets.

Pension Costs and Obligations

The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets, expected compensation increases, and applicable discount rates.

The estimates for the Company’s U.S. plans are established at the Company’s measurement date. Prior to 2007, the Company used September 30 as its measurement date to measure the liabilities and assets of the plans and to establish the expense for the upcoming year. In accordance with the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“SFAS No. 158”) which the Company adopted in December of 2006, the Company changed its measurement date in 2007 to its fiscal year-end date. In accordance with this, the liabilities and assets of the plans were remeasured as of December 31, 2006. See note 11 to the consolidated financial statements for the impact of this remeasurement.

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on U.S. plan assets was 8.75% in 2007, 2006 and 2005. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2007 pension expense for U.S. plans by approximately $660.

Expected compensation increases are estimated using a combination of historical and expected compensation increases. Based on this analysis, the Company’s estimate of expected long-term compensation increases for its U.S. plans was 4.0% in 2007, 2006 and 2005. Increases in estimated compensation increases would result in higher pension expense while decreases would lower pension expense.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. Based on this long-term corporate bond yield at December 30, 2007, the Company’s measurement date for its pension assets and liabilities, the Company’s discount rate for its U.S. plans used for the calculation of 2007 pension expense averaged 5.83% compared to a rate of 5.50% used in the calculation of 2006 pension expense and 5.75% used in the calculation of 2005 pension expense. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2007 pension expense and the 2007 projected benefit obligation by approximately $744 and $7,779, respectively.

In accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions”, actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore generally affect recognized expense in future periods. At December 30, 2007, the Company’s U.S. plans had unrecognized actuarial losses of $19,158 included in accumulated other comprehensive income related to its defined benefit pension plans. Pension plan assets are valued on the basis of their fair market value on the measurement date. Changes in the fair market value of plan assets may impact the amount of future pension expense. During 2007 there were not significant declines in the fair value of pension plan assets. As of December 30, 2007, the Company froze benefits under its largest pension plans in the U.S., with no future benefits accruing to employees. The Company will continue to pay benefits under the plan consistent with the provisions existing at the date of the plan benefit freeze.

Stock-Based Compensation

The Company has a stock-based compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan, the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. On December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R, which requires the Company to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.

The Company uses the Black-Scholes option pricing model to value stock options that are granted under these plans. The Black-Scholes method includes four significant assumptions: (1) expected term of the options, (2) risk-free interest rate, (3) expected dividend yield, and (4) expected stock price volatility. For the Company’s 2007 and 2006 stock option grants, the weighted average expected term was approximately 5 years. This amount is based on a review of employees’ exercise history relating to stock options as well as the contractual term of the option. The weighted average risk-free interest rates used for 2007 and 2006 stock option grants were 4.79% and 4.98%, respectively. This estimate was based on the interest rate available on U.S. treasury securities with durations that approximate the expected term of the option. The weighted average expected dividend yields used for the 2007 and 2006 stock option grants were 1.97% and 2.55%, respectively, which is based on the Company’s current annual dividend amount divided by the stock price on the date of the grant. The weighted average expected stock price volatilities used for 2007 and 2006 stock option grants were 22% and 24%, respectively. These amounts were derived using a combination of current and historical implied price volatility. Implied price volatility represents the volatility implied in publicly traded options on the Company’s stock, which the Company believes represents the expected future volatility of the Company’s stock price. The Company believes that since this is a market-based estimate, it provides a better estimate of expected future volatility as compared to based only on historical volatility.

In 2007 and 2006, as part of its employee stock-based compensation plan, the Company issued contingent stock performance awards, which provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2009 for the 2007 award, and over a ten quarter period beginning July 3, 2006 and ending December 2008 for the 2006 award. Each award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and net revenue targets. These awards are valued based on the fair market value of the Company’s stock on the date of the grant. The measurement of the expense related to this award is based on the Company’s current estimate of revenues and diluted earnings per share over the performance period. Changes in these estimates may impact the expense recognized related to these awards.

Income Taxes

The Company’s annual tax rate is based on its income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and in evaluating its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged and the Company is not successful in defending these challenges. These estimated liabilities are adjusted, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit.

An estimated effective tax rate is applied to the Company’s quarterly operating results. In the event there is a significant unusual or extraordinary item recognized in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the time. Changes in the Company’s estimated effective tax rate during 2007 were primarily due to changes in its estimate of earnings by tax jurisdiction, as well as the Company’s decision to repatriate a portion of 2007 international earnings to the U.S. In addition, changes in judgment related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2007, the Company recorded a total benefit of $29,999 related to discrete tax events primarily related to the recognition of previously unrecognized tax benefits and related reversal of interest.

In certain cases, tax law requires items to be included in the Company’s tax returns at a different time than when these items are recognized on the financial statements or at a different amount than that which is recognized on the financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheet. Deferred tax assets represent credits or deductions that have been reflected on the financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future credits, deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s tax return that have not yet been recognized in the Company’s financial statements or income recognized in the financial statements that has not yet been recognized on the Company’s tax return. During 2007, the Mexican Government instituted a tax structure which will result in companies paying the higher of an income-based tax or an alternative flat tax commencing in 2008. Should the Company be subject to the alternative flat tax, it would be required to review whether its net deferred tax assets would be realized. As the Company believes that it will be subject to the income-based tax in 2008, it believes that the net deferred tax assets related to the Mexican tax jurisdiction will be realizable. Should the facts and circumstances change, the Company may be required to reevaluate deferred tax assets related to its Mexican operations, which may result in additional tax expense.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $844,815 in principal amount of long-term debt outstanding at December 30, 2007, excluding fair value adjustments. Future payments required under these and other obligations as of December 30, 2007 are as follows:

	Payments Due by Fiscal Year
Certain Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt	$135,092	—	—	—	—	709,723	844,815
Interest payments on long-term debt	44,481	36,173	36,173	36,173	36,173	288,129	477,302
Operating lease commitments	27,236	21,650	10,828	9,793	7,262	16,165	92,934
Future minimum guaranteed contractual payments	18,354	19,691	44,645	5,125	—	—	87,815
Purchase commitments	249,883	—	—	—	—	—	249,883

	$475,046	77,514	91,646	51,091	43,435	1,014,017	1,752,749

At December 30, 2007, the Company has a liability, including potential interest and penalties, of $70,571 for uncertain tax positions that have been taken or expected to be taken in a tax return. The Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments related to this liability.

Included in the Thereafter column above is $249,828 in principal amount of senior convertible debt due 2021. The holders of these debentures may put the notes back to the Company in December 2011 and December 2016 at the principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two. In addition, at December 30, 2007, these debentures may be converted to shares at an initial conversion price of $21.60 per share through March 31, 2008, at which time the requirements of the contingent conversion feature will be reevaluated. If the Company’s stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of a calendar quarter, or upon other specified events, the debentures will be convertible at the initial conversion price of $21.60.

The Company’s agreement with MARVEL provides for minimum guaranteed royalty payments and requires the Company to make minimum expenditures on marketing and promotional activities. The future minimum contractual payments include future guaranteed contractual royalty payments of $35,000 payable to MARVEL in 2010 that are contingent upon the theatrical release of SPIDER-MAN 4.

In addition, the Company expects to make contributions totaling approximately $9,200 to its pension plans in 2008. The Company also has letters of credit and related instruments of approximately $70,000 at December 30, 2007.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against foreign currencies could result in an approximate $52,400 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the related forecasted foreign currency transaction.

The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company’s revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts. The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At December 30, 2007, these contracts had unrealized losses of $10,437, of which $6,679 are recorded in accrued liabilities and $3,758 recorded in other liabilities. Included in accumulated other comprehensive income at December 30, 2007 are deferred losses of $11,080, net of tax.

At December 30, 2007, the Company had fixed rate long-term debt, excluding fair value adjustments, of $844,815. At December 30, 2007, the Company had fixed-for-floating interest rate swaps with notional amounts of $75,000. The interest rate swaps are designed to adjust a portion of the Company’s debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At

December 30, 2007, these contracts had a fair value of $256, which was included in other current assets, with a corresponding fair value adjustment to increase the current portion of long-term debt. Changes in interest rates affect the fair value of fixed rate debt not hedged by interest rate swap agreements while affecting the earnings and cash flows of the long-term debt hedged by the interest rate swaps. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $39,500 or $35,400, respectively. A hypothetical one percentage point change in interest rates would increase or decrease 2008 pretax earnings and cash flows by $379 and $379, respectively.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top 5 customers, all retailers, accounted for approximately 52%, 53%, and 53% of its consolidated net revenues in 2007, 2006 and 2005, respectively. In the past three years certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2007, approximately 66% of the Company’s full year net revenues were recognized in the second half of the year. Although the Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years where the Company has products related to a major motion picture release that occurs in the first half of the year. In 2007, the Company had products related to two major motion picture releases, SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of larger retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas.

Quick response inventory management practices being used by retailers result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment. Retailers are timing their orders so that they are being filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s revenues. In addition, the bankruptcy or other lack of success of one of the Company’s significant retailers could negatively impact the Company’s future revenues.

The effect of inflation on the Company’s operations during 2007 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

Other Information

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 31, 2007, the first day of fiscal 2008. The FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157”, which deferred the effective date of the Statement for certain nonfinancial assets and liabilities until fiscal 2009. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated balance sheet and results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”, (“SFAS 141R), which makes certain modifications to the accounting for business combinations. These changes include (1) the requirement for an acquirer to recognize all assets acquired and liabilities assumed at their fair value on the acquisition date; (2) the requirement for an acquirer to recognize assets or liabilities arising from contingencies at fair value as of that acquisition date; and (3) the requirement that an acquirer expense all acquisition related costs. This Statement is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, (“SFAS 160”) which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders’ equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity. This Statement is required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated balance sheet or results of operations.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 8 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As discussed in note 10 to the consolidated financial statements, during the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”. As discussed in note 11 to the consolidated financial statements, during the fourth quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island
February 26, 2008

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 2007 and December 31, 2006
(Thousands of Dollars Except Share Data)

	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$774,458	715,400
Accounts receivable, less allowance for doubtful accounts of $30,600 in 2007 and $27,700 in 2006	654,789	556,287
Inventories	259,081	203,337
Prepaid expenses and other current assets	199,912	243,291

Total current assets	1,888,240	1,718,315
Property, plant and equipment, net	187,960	181,726

Other assets
Goodwill	471,177	469,938
Other intangibles, net	486,232	532,257
Other	203,454	194,669

Total other assets	1,160,863	1,196,864

Total assets	$3,237,063	3,096,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$10,201	10,582
Current portion of long-term debt	135,348	—
Accounts payable	186,202	160,015
Accrued liabilities	555,920	735,296

Total current liabilities	887,671	905,893
Long-term debt, excluding current portion	709,723	494,917
Other liabilities	254,577	158,205

Total liabilities	1,851,971	1,559,015

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2007 and 2006	104,847	104,847
Additional paid-in capital	369,092	322,254
Retained earnings	2,261,561	2,020,348
Accumulated other comprehensive earnings	74,938	11,186
Treasury stock, at cost, 64,487,616 shares in 2007 and 49,074,215 shares in 2006	(1,425,346)	(920,745)

Total shareholders’ equity	1,385,092	1,537,890

Total liabilities and shareholders’ equity	$3,237,063	3,096,905

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal Years Ended in December
(Thousands of Dollars Except Per Share Data)

	2007	2006	2005

Net revenues	$3,837,557	3,151,481	3,087,627
Cost of sales	1,576,621	1,303,885	1,286,271

Gross profit	2,260,936	1,847,596	1,801,356

Expenses
Amortization	67,716	78,934	102,035
Royalties	316,807	169,731	247,283
Research and product development	167,194	171,358	150,586
Advertising	434,742	368,996	366,371
Selling, distribution and administration	755,127	682,214	624,560

Total expenses	1,741,586	1,471,233	1,490,835

Operating profit	519,350	376,363	310,521

Nonoperating (income) expense
Interest expense	34,618	27,521	30,537
Interest income	(29,973)	(27,609)	(24,157)
Other (income) expense, net	52,323	34,977	(6,772)

Total nonoperating (income) expense	56,968	34,889	(392)

Earnings before income taxes	462,382	341,474	310,913
Income taxes	129,379	111,419	98,838

Net earnings	$333,003	230,055	212,075

Per common share
Net earnings
Basic	$2.13	1.38	1.19

Diluted	$1.97	1.29	1.09

Cash dividends declared	$0.64	0.48	0.36

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Thousands of Dollars)

	2007	2006	2005

Cash flows from operating activities
Net earnings	$333,003	230,055	212,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	88,804	67,773	78,097
Other amortization	67,716	78,934	102,035
Loss on impairment of investment	—	2,629	—
Change in fair value of liabilities potentially settleable in common stock	44,370	31,770	(2,080)
Deferred income taxes	37,578	24,967	(24,032)
Stock-based compensation	29,402	22,832	74
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(74,941)	(10,708)	39,341
(Increase) decrease in inventories	(44,267)	(17,623)	10,677
Decrease (increase) in prepaid expenses and other current assets	79,247	(35,174)	74,531
Increase (decrease) in accounts payable and accrued liabilities	64,936	(35,639)	33,211
Other, including long-term advances	(24,054)	(39,169)	(27,305)

Net cash provided by operating activities	601,794	320,647	496,624

Cash flows from investing activities
Additions to property, plant and equipment	(91,532)	(82,103)	(70,584)
Investments and acquisitions, net of cash acquired	(18,000)	—	(79,179)
Proceeds from sale of property, plant and equipment	586	1,197	33,083
Purchases of short-term investments	(43,700)	(941,120)	—
Proceeds from sales of short-term investments	43,700	941,120	—
Other	(3,519)	(2,698)	(3,991)

Net cash utilized by investing activities	(112,465)	(83,604)	(120,671)

Cash flows from financing activities
Net proceeds from borrowings with original maturities of more than three months	346,009	—	—
Repurchases and repayments of borrowings with original maturities of more than three months	—	(32,743)	(93,303)
Net repayments of other short-term borrowings	(1,150)	(3,726)	(3,685)
Purchases of common stock	(584,349)	(456,744)	(48,030)
Purchase of Lucas warrants	(200,000)	—	—
Stock option transactions	82,661	86,257	45,278
Excess tax benefits from stock-based compensation	17,009	14,959	—
Dividends paid	(94,097)	(75,282)	(58,901)

Net cash utilized by financing activities	(433,917)	(467,279)	(158,641)

Effect of exchange rate changes on cash	3,646	3,368	(46)

Increase (decrease) in cash and cash equivalents	59,058	(226,868)	217,266
Cash and cash equivalents at beginning of year	715,400	942,268	725,002

Cash and cash equivalents at end of year	$774,458	715,400	942,268

Supplemental information
Interest paid	$27,374	26,228	33,265

Income taxes paid	$123,325	84,901	32,962

See Notes (4) and (10) for disclosure of financing and investing activities not affecting cash.

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Thousands of Dollars)

					Accumulated
		Additional			Other		Total
	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Compensation	Earnings	Earnings	Stock	Equity

Balance, December 26, 2004	$104,847	380,745	(98)	1,721,209	82,388	(649,367)	1,639,724
Net earnings	—	—	—	212,075	—	—	212,075
Other comprehensive loss	—	—	—	—	(67,040)	—	(67,040)

Comprehensive earnings							145,035
Stock option and warrant transactions	—	(22,546)	—	—	—	73,496	50,950
Purchases of common stock	—	—	—	—	—	(48,030)	(48,030)
Restricted stock activity	—	—	74	—	—	—	74
Dividends declared	—	—	—	(64,277)	—	—	(64,277)

Balance, December 25, 2005	104,847	358,199	(24)	1,869,007	15,348	(623,901)	1,723,476
Net earnings	—	—	—	230,055	—	—	230,055
Other comprehensive earnings	—	—	—	—	22,588	—	22,588

Comprehensive earnings							252,643
Adjustment to adopt SFAS No. 158	—	—	—	—	(26,750)	—	(26,750)
Stock option and warrant transactions	—	(58,498)	—	—	—	159,645	101,147
Purchases of common stock	—	—	—	—	—	(456,744)	(456,744)
Stock-based compensation	—	22,553	24	—	—	255	22,832
Dividends declared	—	—	—	(78,714)	—	—	(78,714)

Balance, December 31, 2006	104,847	322,254	—	2,020,348	11,186	(920,745)	1,537,890
Net earnings	—	—	—	333,003	—	—	333,003
Other comprehensive earnings	—	—	—	—	55,973	—	55,973

Comprehensive earnings							388,976
SFAS No. 158 measurement date change	—	—	—	(2,143)	7,779	—	5,636
Adjustment to adopt FIN 48	—	—	—	8,358	—	—	8,358
Conversion of debentures	—	32	—	—	—	136	168
Stock option and warrant transactions	—	17,579	—	—	—	82,092	99,671
Purchases of common stock	—	—	—	—	—	(587,004)	(587,004)
Stock-based compensation	—	29,227	—	—	—	175	29,402
Dividends declared	—	—	—	(98,005)	—	—	(98,005)

Balance, December 30, 2007	$104,847	369,092	—	2,261,561	74,938	(1,425,346)	1,385,092

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interest in other companies are accounted for using the equity method. The Company had no equity method investments at December 30, 2007 that were material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 30, 2007 and December 25, 2005 were fifty-two week periods while the fiscal year ended December 31, 2006 was a fifty-three week period.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

Marketable Securities

Marketable securities are comprised of investments in publicly-traded securities, classified as available-for-sale, and are recorded at fair value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive earnings (“AOCE”) within shareholders’ equity until realized. Unrealized losses are evaluated to determine the nature of the losses. If the losses are determined to be other than temporary, the basis of the security is adjusted and the loss is recognized in earnings at that time. These securities are included in other assets in the accompanying consolidated balance sheets.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value.

At December 30, 2007 and December 31, 2006, finished goods comprised 91% and 92% of inventories, respectively.

Long-Lived Assets

The Company’s long-lived assets consist of property, plant and equipment, goodwill and intangible assets with indefinite lives as well as other intangible assets the Company considers to have a defined life.

Goodwill results from acquisitions the Company has made over time. Substantially all of the other intangibles consist of the cost of acquired product rights. In establishing the value of such rights, the Company considers existing trademarks, copyrights, patents, license agreements and other product-related rights. These rights were valued at their acquisition date based on the anticipated future cash flows from the underlying product line. The Company has certain intangible assets related to the Tonka and Milton Bradley acquisitions that have an indefinite life.

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

The remaining intangibles having defined lives are being amortized over periods ranging from five to twenty-five years, primarily using the straight-line method. At December 30, 2007, approximately 8% of other intangibles relate to rights acquired in connection with a major motion picture entertainment property and are being amortized over the contract life, in proportion to projected sales of the licensed products during the same period.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company reviews property, plant and equipment and other intangibles with defined lives for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Assets to be disposed of are carried at the lower of the net book value or their estimated fair value less disposal costs.

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short- and long-term borrowings, accounts payable and accrued liabilities. At December 30, 2007, the carrying cost of these instruments approximated their fair value, with the exception of the Company’s contingent convertible debentures due 2021. At December 30, 2007, these debentures had a carrying value of $249,828 and an approximate fair value of $321,496. The Company’s financial instruments also include foreign currency forwards (see note 13) as well as interest rate swap agreements (see note 7). At December 30, 2007, the carrying value of these instruments was their fair value based on quoted or publicly available market information.

Securitization and Transfer of Financial Instruments

Hasbro has an agreement that allows the Company to sell, on an ongoing basis, an undivided fractional ownership interest in certain of its trade accounts receivable through a revolving securitization arrangement. The Company retains servicing responsibilities for, as well as a subordinate interest in the transferred receivables. Hasbro accounts for the securitization of trade accounts receivable as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). As a result, the related receivables are removed from the consolidated balance sheet.

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

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2007, 2006, and 2005, these costs were $167,868, $145,729 and $144,953, respectively, and are included in selling, distribution and administration expenses.

Operating Leases

Hasbro records lease expense in such a manner as to recognize this expense on a straight-line basis inclusive of rent concessions and rent increases. Reimbursements from lessors for leasehold improvements are deferred and recognized as a reduction to lease expense over the lease term.

Income Taxes

Hasbro uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as the majority of such earnings are indefinitely reinvested by the Company.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), which applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense. See note 8 for further information regarding the adoption of FIN 48.

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

Pension Plans, Postretirement and Postemployment Benefits

Hasbro, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits. In December 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87, 88, 106 and 132(R). In 2007, the Company adopted the measurement date provisions of SFAS 158, which required the Company to change the measurement date of certain of its defined benefit plans to the Company’s fiscal year-end date. Previously, the measurement date for certain of

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

the Company’s defined benefit plans was September 30. See notes 2 and 11 for the impact of adopting of this statement.

The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2008, the Company expects to contribute approximately $9,200 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense.

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

Risk Management Contracts

Hasbro uses foreign currency forward contracts to mitigate the impact of adverse currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the unit, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with counterparties who are major financial institutions. The Company believes that any default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

The Company records all derivatives, such as foreign currency exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated effective and qualify as cash flow hedges are deferred and recorded as a component of AOCE until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the consolidated statements of operations. The Company uses derivatives to economically hedge intercompany loans denominated in foreign currencies. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.

The Company also uses interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and are designated and effective as fair value hedges of the change in fair value of those debt obligations. These

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

agreements are recorded at their fair value as an asset or liability. Gains and losses on these contracts are included currently in the consolidated statements of operations and are wholly offset by changes in the fair value of the related long-term debt. These hedges are considered to be perfectly effective under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138 (collectively “SFAS 133”). The interest rate swap contracts are with major financial institutions in order to minimize counterparty credit risk. The Company believes that any default by a counterparty would not have a material adverse effect on the financial condition of the Company.

Accounting for Stock-Based Compensation

At December 30, 2007, the Company had stock-based employee compensation plans and plans for non-employee members of the Company’s Board of Directors, which are described more fully in note 10. Effective December 26, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which amends Statement of Financial Accounting Standards No. 123, as amended by No. 148, and Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (collectively “SFAS 123”). The Company adopted SFAS 123R under the modified prospective basis as defined in the statement. In 2006, the Company recorded stock option expense based on all unvested stock options as of the adoption date as well as all stock-based compensation awards granted subsequent to the adoption date. See footnote 10 for further information related to the adoption of this statement. Prior to 2006, as permitted by SFAS 123, Hasbro accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As required by the Company’s existing stock plans, stock options are granted at or above the fair market value of the Company’s common stock and, accordingly, no compensation expense was recognized for these grants in the consolidated statements of operations prior to fiscal 2006. Had compensation expense been recorded under the fair value method as set forth in the provisions of SFAS 123 for stock options awarded, the Company’s 2005 net earnings would have decreased by $15,078 to $196,997 and basic and diluted EPS would have been $1.10 and $1.01, respectively.

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted for certain amounts related to dilutive securities. Dilutive securities include shares issuable under convertible debt, as well as shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities may also include shares potentially issuable to settle liabilities. Options and warrants totaling 3,250, 5,148 and 6,018 for 2007, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of net earnings and average number of shares for the three fiscal years ended December 30, 2007 is as follows:

	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net earnings	$333,003	333,003	230,055	230,055	212,075	212,075
Change in fair value of liabilities potentially settleable in common stock	—	—	—	—	—	(2,080)
Interest expense on contingent convertible debentures due 2021, net of tax	—	4,248	—	4,262	—	4,263

	$333,003	337,251	230,055	234,317	212,075	214,258

Average shares outstanding	156,054	156,054	167,100	167,100	178,303	178,303
Effect of dilutive securities:
Liabilities potentially settleable in common stock	—	—	—	—	—	5,339
Contingent convertible debentures due 2021	—	11,568	—	11,574	—	11,574
Options and warrants	—	3,583	—	2,369	—	2,220

Equivalent shares	156,054	171,205	167,100	181,043	178,303	197,436

Net earnings per share	$2.13	1.97	1.38	1.29	1.19	1.09

In accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, the net earnings per share calculations for the three years ended December 30, 2007 include adjustments to add back to earnings the interest expense, net of tax, incurred on the Company’s Senior Convertible Debentures due 2021, as well as to add back to outstanding shares the amount of shares potentially issuable as if the contingent conversion features were met. See note 7 for further information on the contingent conversion feature.

Certain warrants containing a put feature that may be settled in cash or common stock were required to be accounted for as a liability at fair value. These warrants were repurchased by the Company in May of 2007. Prior to their repurchase, the Company was required to assess if these warrants, classified as a liability, had a more dilutive impact on earnings per share when treated as an equity contract. For the years ended December 30, 2007 and December 31, 2006, the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability and no adjustments to net earnings or equivalent shares was required. For the year ended December 25, 2005, the warrants had a more dilutive impact on earnings per share assuming they were treated as an equity contract. Accordingly for 2005, the numerator includes an adjustment to net earnings for the income included therein related to the fair market value adjustment and the denominator includes an adjustment for the shares issuable as of that date.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(2)	Other Comprehensive Earnings

The Company’s other comprehensive earnings (loss) for the years 2007, 2006 and 2005 consist of the following:

	2007	2006	2005

Foreign currency translation adjustments	$35,888	26,429	(68,530)
Changes in value of available-for-sale securities, net of tax	221	(2,497)	838
Gains (losses) on cash flow hedging activities, net of tax	(15,851)	(7,412)	6,460
Change in unrecognized pension and postretirement amounts, net of tax	27,393	—	—
Minimum pension liability adjustment, net of tax	—	1,991	(7,813)
Reclassifications to earnings, net of tax	8,322	4,077	2,005

Other comprehensive earnings (loss)	$55,973	22,588	(67,040)

Reclassification adjustments from other comprehensive earnings to earnings in 2007, 2006 and 2005 were net of related income taxes of $1,412, $85, and $89, respectively. The reclassification adjustment for 2007 includes a realized gain of $(664) on the sale of available-for-sale securities and amortization, net of tax, of unrecognized pension and postretirement amounts of $2,099. The reclassification adjustment for 2006 includes an impairment charge relating to other than temporary decreases in the value of the Company’s available-for-sale securities. In accordance with Hasbro’s marketable securities accounting policy, as the result of the decline in the fair value of the Company’s investment in Infogrames Entertainment SA common stock, the Company adjusted the basis of this investment and recorded a pretax charge to earnings in the amount of $2,629 in 2006. The remainder of the reclassification adjustments in 2007 and 2006, as well as the 2005 reclassification adjustment, include net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales.

The related tax benefit (expense) of other comprehensive earnings items was $16,064, $273, and $3,960 for the years 2007, 2006, and 2005, respectively.

In the first quarter of 2007, in accordance with SFAS No. 158, the Company changed its measurement date for certain of its defined benefit pension plans and its postretirement plan from September 30 to the Company’s fiscal year-end date. As a result of this change, the assets and liabilities of these plans were remeasured as of December 31, 2006, the 2006 fiscal year end date of the Company. This remeasurement resulted in an adjustment to accumulated other comprehensive earnings of $7,779 net of taxes of $4,765, during the first quarter of 2007.

At December 31, 2006, the Company adopted the recognition provisions of SFAS 158, which required the Company to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of this statement resulted in an adjustment of $(26,750) to accumulated other comprehensive income at December 31, 2006.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Components of accumulated other comprehensive earnings at December 30, 2007 and December 31, 2006 are as follows:

	2007	2006

Foreign currency translation adjustments	$104,872	68,984
Changes in value of available-for-sale securities, net of tax	1,489	1,932
Gains (losses) on cash flow hedging activities, net of tax	(11,080)	(2,116)
Unrecognized pension and postretirement amounts, net of tax	(20,343)	(57,614)

	$74,938	11,186

(3)	Property, Plant and Equipment

	2007	2006

Land and improvements	$6,940	6,623
Buildings and improvements	192,928	186,519
Machinery and equipment	344,967	318,835

	544,835	511,977
Less accumulated depreciation	401,272	378,979

	143,563	132,998
Tools, dies and molds, net of amortization	44,397	48,728

	$187,960	181,726

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations.

(4)	Goodwill and Intangibles

Goodwill and certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and total approximately $75,700. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangibles, net in the accompanying consolidated balance sheets.

The Company performs an annual impairment test for goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 30, 2007, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2007, 2006 and 2005, which indicated that there was no impairment.

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of testing pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, these assets are allocated to the reporting units within the Company’s operating

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

segments. Changes in carrying amount of goodwill, by operating segment for the years ended December 30, 2007 and December 31, 2006 are as follows:

	North
	America	International	Total

2007
Balance at December 31, 2006	$294,378	175,560	469,938
Foreign exchange translation	—	1,239	1,239

Balance at December 30, 2007	$294,378	176,799	471,177

2006
Balance at December 25, 2005	$294,378	172,683	467,061
Foreign exchange translation	—	2,877	2,877

Balance at December 31, 2006	$294,378	175,560	469,938

A summary of the Company’s other intangibles, net at December 30, 2007 and December 31, 2006 is as follows:

	2007	2006

Acquired product rights	$925,092	903,182
Licensed rights of entertainment properties	211,555	211,555
Accumulated amortization	(726,153)	(658,218)

Amortizable intangible assets	410,494	456,519
Product rights with indefinite lives	75,738	75,738

	$486,232	532,257

In July 2007, with the exception of rights to DUNGEONS & DRAGONS, the Company reacquired the remaining digital gaming rights for its owned or controlled properties held by Infogrames Entertainment SA (Infogrames). The acquisition price of $19,000 included $18,000 in cash and $1,000 of non-cash consideration in the form of the return of 39 shares of preferred stock held by the Company in a subsidiary of Infogrames. These rights were previously held by Infogrames on an exclusive basis as a result of a license agreement. The consideration to reacquire these rights, which represents fair value, is included as a component of other intangible assets in the consolidated balance sheet and is being amortized over a period of approximately 5 years.

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

2008	$71,000
2009	69,000
2010	42,000
2011	40,100
2012	40,200

Subsequent to December 30, 2007, the Company announced that it had agreed to acquire Cranium, Inc. (“Cranium”) for a base purchase price of $77,500, subject to adjustment based on the preliminary amount of

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Cranium’s net assets on the closing date. The acquisition closed on January 25, 2008. Based on the amount of Cranium’s net assets as of the closing date, the adjusted purchase price, which may be subject to further adjustment, totaled approximately $69,000.

(5)	Financing Arrangements

Short-Term Borrowings

At December 30, 2007, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $300,000 and $194,100, respectively. All of the short-term borrowings outstanding at the end of 2007, and a significant portion of the short-term borrowings outstanding at the end of 2006, represent borrowings made under, or supported by, these lines of credit. The weighted average interest rates of the outstanding borrowings as of December 30, 2007 and December 31, 2006 were 5.5% and 4.7%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 30, 2007. During 2007, Hasbro’s working capital needs were fulfilled by cash generated from operations, the Company’s accounts receivable securitization program, and borrowings under lines of credit. Borrowings under the lines of credit were on terms and at interest rates generally extended to companies of comparable creditworthiness.

The unsecured committed line (the “Agreement”) provides the Company with a $300,000 committed borrowing facility through June 2011. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, up to a total committed facility of $500,000. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 30, 2007.

The Company pays a commitment fee (0.10% as of December 30, 2007) based on the unused portion of the facility and interest equal to LIBOR or Prime plus a spread on borrowings under the facility. The commitment fee and the amount of the spread to LIBOR or Prime both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 30, 2007, the interest rate under the facility was equal to LIBOR plus 0.50% or Prime.

Securitization

The Company is party to a receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy-remote, special purpose subsidiary, Hasbro Receivables Funding, LLC (HRF), which is wholly-owned and consolidated by the Company. HRF will, subject to certain conditions, sell, from time to time on a revolving basis, an undivided fractional ownership interest in up to $250,000 of eligible domestic receivables to various multi-party commercial paper conduits supported by a committed liquidity facility. During the period from the first day of October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously held receivables. The Company expects to service, administer, and collect the receivables on behalf of HRF and the conduits. The net proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

As of December 30, 2007 and December 31, 2006 the utilization of the receivables facility was $250,000. As of December 30, 2007 and December 31, 2006 the Company had an additional $16,550 and $50,000, respectively, available to sell under the facility. The transactions are accounted for as sales under SFAS 140. During 2007, 2006 and 2005, the loss on the sale of the receivables totaled $7,982, $2,241 and $6,925, respectively, which is recorded in selling, distribution and administration expenses in the accompanying consolidated statements of operations. The discount on interests sold is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus other fees. The discount rate as of December 30, 2007 was approximately 5.78%.

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

(6)	Accrued Liabilities

	2007	2006

Liabilities potentially settleable in common stock	$—	155,630
Royalties	98,767	76,695
Advertising	100,883	74,781
Payroll and management incentives	78,809	76,653
Income taxes	10,137	121,254
Other	267,324	230,283

	$555,920	735,296

The Company had a warrant amendment agreement with Lucasfilm Ltd. and Lucas Licensing Ltd. (together “Lucas”) that provided the Company with a call option through October 13, 2016 to purchase the warrants from Lucas for a price to be paid at the Company’s election of either $200,000 in cash or the equivalent of $220,000 in shares of the Company’s common stock, such stock being valued at the time of the exercise of the option. Also, the warrant amendment agreement provided Lucas with a put option through January 2008 to sell all of these warrants to the Company for a price to be paid at the Company’s election of either $100,000 in cash or the equivalent of $110,000 in shares of the Company’s common stock, such stock being valued at the time of the exercise of the option. In May 2007 the Company exercised its call option to repurchase all of the outstanding warrants for the Company’s common stock held by Lucas and paid $200,000 in cash and repurchased the warrants. At the time of the call Lucas held exercisable warrants to purchase an aggregate of 15,750 shares of the Company’s common stock.

Prior to exercising the call option, the Company adjusted these warrants to their fair value through earnings at the end of each reporting period. During 2007 and 2006, the Company recorded other expense of $44,370 and $31,770, respectively, and during 2005 the Company recorded other income of $(2,080) to adjust the warrants to their fair value. These amounts are included in other (income) expense, net in the consolidated statement of operations. There was no tax benefit or expense associated with these fair value adjustments.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(7)	Long-Term Debt

Components of long-term debt are as follows:

	2007	2006

6.15% Notes Due 2008	$135,092	135,092
6.30% Notes Due 2017	350,000	—
2.75% Debentures Due 2021	249,828	249,996
6.60% Notes Due 2028	109,895	109,895

Total principal amount of long-term debt	844,815	494,983
Fair value adjustment related to interest rate swaps	256	(66)

Total long-term debt	845,071	494,917
Less current portion	135,348	—

Long-term debt excluding current portion	$709,723	494,917

The schedule of contractual maturities of long-term debt for the next five years and thereafter is as follows:

2008	$135,092
2009	—
2010	—
2011	—
2012	—
Thereafter	709,723

$844,815

In September 2007 the Company issued $350,000 of notes that are due in 2017 (the “Notes”). The Notes bear interest at a rate of 6.30%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is decreased two levels below the Company’s credit ratings on the date of issuance of the Notes. From the date of issuance through December 30, 2007, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were BBB, Baa2 and BBB, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

The Company currently has $249,828 outstanding in principal amount of contingent convertible debentures due 2021. These debentures bear interest at 2.75%, which could be subject to an upward adjustment depending on the price of the Company’s stock. If the closing price of the Company’s stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company’s common stock at the initial conversion price of $21.60 in the next calendar quarter. At December 30, 2007, this contingent conversion feature was met and the debentures are convertible through March 31, 2008, at which time the requirements of the contingent conversion feature will be reevaluated. In addition, if the closing price of the Company’s stock exceeds $27.00 for at least 20 trading days in any thirty day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. The holders of these debentures may also put the notes back to Hasbro in December 2011 and December 2016. At these times, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the discretion of the Company.

In 2006, the Company repaid in principal amount $32,743 of 8.50% notes due in March 2006.

The Company is a party to interest rate swap agreements in order to adjust the amount of total debt that is subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt obligations and accounted for as fair value hedges of those debt obligations. At December 30, 2007, these interest rate swaps had a total notional amount of $75,000 with maturities in 2008. In each of the contracts, the Company receives payments based upon a fixed interest rate that matches the interest rate of the debt being hedged and makes payments based upon a floating rate based on LIBOR. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At December 30, 2007, these contracts had unrealized gains of $256, which were included in other current assets, with a corresponding fair value adjustment to increase the current portion of long-term debt.

(8)	Income Taxes

Income taxes attributable to earnings before income taxes are:

	2007	2006	2005

Current
United States	$34,443	34,049	76,642
State and local	5,497	3,203	7,147
International	51,861	49,200	39,081

	91,801	86,452	122,870

Deferred
United States	33,707	24,912	(20,611)
State and local	2,889	2,135	(1,767)
International	982	(2,080)	(1,654)

	37,578	24,967	(24,032)

	$129,379	111,419	98,838

Certain income tax benefits (expenses), not reflected in income taxes in the statements of operations totaled ($2,542) in 2007, $27,876 in 2006, and $8,426 in 2005. These income tax benefits (expenses) relate primarily to pension amounts recorded in AOCE and stock options. In 2007, 2006, and 2005, the deferred tax portion of the total benefit (expense) was ($20,163), $12,917, and $4,563, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2007	2006	2005

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	1.1	1.2	0.8
One time dividend	—	—	8.3
International earnings not indefinitely reinvested	4.4	—	—
Tax on international earnings	(10.9)	(9.7)	(12.2)
Fair value adjustment of Lucas warrants	3.4	3.3	(0.2)
Change in valuation allowance	—	0.8	—
Exam settlements and statute expirations	(6.5)	1.5	(1.4)
Other, net	1.5	0.5	1.5

	28.0%	32.6%	31.8%

During 2007, the Company designated $90,000 of current year international net earnings that will not be indefinitely reinvested outside of the U.S. The incremental income tax on this amount, representing the difference between the U.S. federal income tax rate and the income tax rates in the applicable international jurisdictions, is a component of deferred income tax expense.

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

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2007	2006	2005

United States	$165,274	113,761	98,180
International	297,108	227,713	212,733

	$462,382	341,474	310,913

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statements of operations. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 2007 and December 31, 2006 are:

	2007	2006

Deferred tax assets:
Accounts receivable	$20,524	19,287
Inventories	24,608	17,860
Losses and tax credit carryforwards	39,094	34,405
Operating expenses	42,759	62,392
Pension	9,990	27,663
Deferred compensation and stock options	24,477	16,251
Postretirement benefits	13,507	14,128
Other	37,274	26,453

Gross deferred tax assets	212,233	218,439
Valuation allowance	(36,254)	(27,808)

Net deferred tax assets	175,979	190,631

Deferred tax liabilities:
Convertible debentures	40,185	32,149
International earnings not indefinitely reinvested	20,422	—
Depreciation and amortization of long-lived assets	15,833	9,658
Other	2,408	655

Deferred tax liabilities	78,848	42,462

Net deferred income taxes	$97,131	148,169

Hasbro has a valuation allowance for deferred tax assets at December 30, 2007 of $36,254, which is an increase of $8,446 from $27,808 at December 31, 2006. The valuation allowance pertains to United States and International loss carryforwards, some of which have no expiration and others that would expire beginning in 2008. The increase in the valuation allowance is primarily attributable to the additional deferred tax assets related to potential capital losses. If the operating loss carryforwards are fully realized, $158 will reduce goodwill and the balance will reduce future income tax expense.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, it believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

Deferred income taxes of $53,040 and $83,854 at the end of 2007 and 2006, respectively, are included as a component of prepaid expenses and other current assets, and $45,855 and $66,276, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $81 and $122, respectively, are included as a component of accrued liabilities, and $1,683 and $1,839, respectively, are included as a component of other liabilities.

On January 1, 2007, the Company adopted FIN 48, which applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 resulted in a $88,798 decrease in current liabilities, a $85,773 increase in long-term liabilities, a $5,333 increase to the long-term deferred tax assets and a $8,358 increase to retained earnings.

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal year ended December 30, 2007 is as follows:

Balance at January 1, 2007	$72,878
Gross increases in prior period tax positions	1,980
Gross decreases in prior period tax positions	(889)
Gross increases in current period tax positions	12,840
Decreases related to settlements with tax authorities	(633)
Decreases from the expiration of statute of limitations	(27,321)

Balance at December 30, 2007	$58,855

If the $58,855 is recognized, approximately $51,500 would decrease the effective tax rate in the period in which each of the benefits is recognized. Of the remaining amount, $5,700 would reduce intangible assets while the remainder would be offset by the reversal of related deferred tax assets.

During 2007, the Company recognized $4,628 of potential interest and penalties, which are included as a component of income tax in the accompanying statement of operations. At December 30, 2007, the Company had accrued potential interest and penalties of $12,020.

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2002. Of the $27,321 of decreases related to expirations of statutes of limitations noted above, $26,982 relates to the recently completed examinations of the 2002 and 2003 U.S. federal income tax returns. Including the reversal of $7,710 of potential interest, the Company recognized $34,692 of previously unrecognized tax benefits during 2007, primarily related to the deductibility of certain expenses and tax treatment of certain subsidiary and other transactions. Of this amount, $29,619 was recorded as a reduction of income tax expense, $2,932 was recorded as a reduction of deferred tax assets, and $2,141 was recorded as a decrease to other intangibles.

The U.S. Internal Revenue Service has recently commenced an examination related to the 2004 and 2005 U.S. federal income tax returns. The Company is also under income tax examination in Mexico and in several other state and foreign jurisdictions. The ultimate resolution of the U.S. and Mexican examinations, including matters that may be resolved within the next twelve months, is not yet determinable. Upon the settlements of other examinations in various tax jurisdictions and the expiration of several statutes of limitation, the Company believes that it is reasonably possible that the unrecognized tax benefits and related accrued interest may decrease by up to approximately $3,500 in the next 12 months.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for reinvestment is approximately $744,000 at December 30, 2007. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $154,000.

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

Prior to the acquisition by a person or group of beneficial ownership of a certain percentage of Hasbro’s common stock, the Rights are redeemable for $0.01 per Right. The Rights Plan contains certain exceptions with respect to the Hassenfeld family and related entities.

Common Stock

In August 2007, the Company’s Board of Directors authorized the repurchase of up to $500,000 in common stock after two previous authorizations dated May 2005 and July 2006 of $350,000 each were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. This authorization replaces all prior authorizations. In 2007, the Company repurchased 20,795 shares at an average price of $28.20. The total cost of these repurchases, including transaction costs, was $587,004. At December 30, 2007, $109,601 remained under this authorization.

Subsequent to December 30, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional $500,000 in common stock.

(10)	Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 21,997 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These options generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock options, stock appreciation rights, stock awards and cash awards in addition to options. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock grants, shares are issued out of available treasury shares.

The Company on occasion will issue restricted stock and grant deferred restricted stock units to certain key employees. In 2007 and 2006, the Company issued restricted stock and restricted stock units of 12 and 20 shares, respectively. No restricted stock or deferred restricted stock awards were granted in 2005. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value at the date of grant and are subsequently amortized over the periods

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

during which the restrictions lapse, generally 3 years. Compensation expense recognized relating to the outstanding restricted stock and deferred restricted stock was $183, $158, and $74 in fiscal 2007, 2006, and 2005, respectively. At December 30, 2007, the amount of total unrecognized compensation cost related to restricted stock is $431 and the weighted average period over which this will be expensed is 25 months.

In 2007 and 2006, as part of its annual equity grant to executive officers and certain other employees, the Company’s Board of Directors approved the issuance of contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s Common Stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2009 for the 2007 award, and over a ten quarter period beginning July 3, 2006 and ending December 2008 for the 2006 award. Each Stock Performance Award has a target number of shares of Common Stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. The ultimate amount of the award may vary, depending on actual results, from 0% to 125% of the target number of shares. The Compensation Committee of the Company’s Board of Directors has discretionary power to reduce the amount of the award regardless of whether the stated targets are met. If the Company achieves 100% of the stated targets, it would expect to issue 1,194 shares under these awards.

Information with respect to Stock Performance Awards for 2007 and 2006 is as follows, assuming the Company achieves 100% of the stated targets:

	2007	2006

Outstanding at beginning of year	738	—
Granted	537	762
Forfeited	(81)	(24)

Outstanding at end of year	1,194	738

Weighted average grant-date fair value:
Granted	28.74	19.00
Forfeited	22.89	18.82
Outstanding at end of year	23.12	19.01

During 2007 and 2006, the Company recognized $11,122 and $2,390, respectively, of expense relating to these awards. If minimum targets, as detailed under the award, are not met, no additional compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards were valued at the market value at the dates of grant and are being amortized over the three fiscal years ending December 2009 and over the 10 quarter period from July 3, 2006 through December 2008 for the 2007 and 2006 awards, respectively. At December 30, 2007, the amount of total unrecognized compensation cost related to these awards is approximately $16,664 and the weighted average period over which this will be expensed is 19.42 months.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Total compensation expense related to stock options and the stock performance awards recognized under SFAS 123R for the years ended December 30, 2007 and December 31, 2006 was $28,229 and $21,684, respectively, and was recorded as follows:

	2007	2006

Cost of sales	$374	306
Research and product development	1,937	1,436
Selling, distribution and administration	25,918	19,942

	28,229	21,684
Income tax expense	9,359	7,399

	$18,870	14,285

Information with respect to stock options for the three years ended December 30, 2007 is as follows:

	2007	2006	2005

Outstanding at beginning of year	17,309	20,443	21,041
Granted	2,243	3,126	2,953
Exercised	(4,586)	(5,490)	(3,020)
Expired or canceled	(471)	(770)	(531)

Outstanding at end of year	14,495	17,309	20,443

Exercisable at end of year	9,731	11,016	14,015

Weighted average exercise price:
Granted	$32.42	18.83	20.55
Exercised	$18.04	16.00	15.00
Expired or canceled	$26.60	24.38	25.07
Outstanding at end of year	$22.01	19.73	19.04
Exercisable at end of year	$20.48	19.94	19.29

With respect to the 14,495 outstanding options and 9,731 options exercisable at December 30, 2007, the weighted average remaining contractual life of these options was 4.83 years and 4.37 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 30, 2007 was $81,670 and $64,205, respectively.

The Company uses the Black-Scholes valuation model in determining fair value of stock-based awards. The weighted average fair value of options granted in fiscal 2007, 2006 and 2005 were $7.39, $4.26 and $5.41, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2007, 2006, and 2005:

	2007	2006	2005

Risk-free interest rate	4.79%	4.98%	3.84%
Expected dividend yield	1.97%	2.55%	1.75%
Expected volatility	22%	24%	29%
Expected option life	5 years	5 years	5 years

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2007, 2006 and 2005 were $54,629, $46,684 and $16,898, respectively.

At December 30, 2007, the amount of total unrecognized compensation cost related to stock options is $18,221 and the weighted average period over which this will be expensed is 23.69 months.

In 2007 and 2006, the Company granted 31 and 52 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 19 shares from the 2007 grant and 43 shares from the 2006 grant have been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value at the date of grant and vested upon grant. In connection with this grant, compensation cost of $990 was recorded in both 2007 and 2006.

In 2007 certain warrants previously issued by the Company allowing for the purchase of 1,700 shares of the Company’s common stock, with a weighted average exercise price of approximately $16.99, were exercised. The holder of the warrants elected to settle the warrants through a non-cash net share settlement, resulting in the issuance of 779 shares. If the holder had not elected net share settlement, the Company would have received cash proceeds from the exercise totaling $28,888 and would have been required to issue 1,700 shares.

In addition, during 2007 the Company exercised its call option to repurchase warrants which allowed for the purchase of an aggregate of 15,750 shares of the Company’s common stock. See note 6 for further discussion.

(11)	Pension, Postretirement and Postemployment Benefits

Pension and Postretirement Benefits

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“SFAS No. 158”) which amends Statements of Financial Accounting Standards No. 87, 88, 106 and 132R. Under SFAS No. 158, the Company is required to recognize on its balance sheet actuarial gains and losses and prior service costs that have not yet been included in income as an adjustment of equity through other comprehensive income with a corresponding adjustment to prepaid pension expense or the accrued pension liability. In addition, within two years of adoption, the measurement date for plan assets and liabilities would be required to be the Company’s fiscal year end. The recognition provisions of SFAS No. 158 were effective for the Company in the fourth quarter of 2006. The effect of this statement in 2006 on the Company’s defined benefit pension and postretirement plans was an increase in accrued pension liability of $36,287, a decrease in intangible assets of $3,108, an increase in deferred tax assets of $12,645 and a decrease in accumulated other comprehensive income, net of tax, of $26,750.

In accordance with SFAS No. 158, effective January 1, 2007, the Company elected to change the measurement date of certain of its defined benefit pension plans and the Company’s other postretirement plan from September 30 to the Company’s fiscal year-end date, which was December 30, 2007. As a result of this election, the assets and liabilities of these plans were remeasured as of December 31, 2006. The remeasurement of the assets and liabilities resulted in an increase in the projected benefit obligation of $536 and an increase in the fair value of plan assets of $10,872. The impact of this accounting change was a reduction of retained earnings of $2,143, an increase to accumulated other comprehensive earnings of $7,779, a decrease in long-term accrued pension expense of $3,619, an increase in prepaid pension expense of $5,482, and a decrease in long-term deferred tax assets of $3,465.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expense related to the Company’s defined benefit and defined contribution plans for 2007, 2006 and 2005 were approximately $25,900, $31,100, and $28,800, respectively. Of these amounts, $13,400, $15,400 and $13,900 related to defined contribution plans in the United States and certain international affiliates. The remainder of the expense relates to defined benefit plans discussed below.

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

In 2007, for the two major plans covering its non-union employees, the Company froze benefits being accrued effective December 30, 2007. In connection with this, the Company recognized a reduction of its projected benefit obligation as a result of this curtailment of $18,499 and recorded a curtailment loss of $908. The pension benefit will be replaced by additional employer contributions to the Company’s defined contribution plan beginning in 2008.

At December 30, 2007, the measurement date, the fair value of the plan assets of the funded plans were in excess of those plans’ benefit obligations while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $45,052. At September 30, 2006, all individual plans had projected and accumulated benefit obligations in excess of the fair value of each plan’s assets.

Hasbro also provides certain postretirement health care and life insurance benefits to eligible employees who retire and have either attained age 65 with 5 years of service or age 55 with 10 years of service. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. The plan is not funded. As noted above, in 2007, the Company adopted the measurement date provisions of SFAS No. 158.

Reconciliations of the beginning and ending balances for the year ended December 30, 2007, the transition period related to the change in measurement date referred to above, and for the year ended December 31, 2006 for the projected benefit obligation and the fair value of plan assets are included below.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

	Pension			Postretirement
		Transition			Transition
	2007	Period	2006	2007	Period	2006

Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$308,133	309,021	313,937	37,463	36,318	38,505
Service cost	9,437	2,376	10,188	597	148	684
Interest cost	17,435	4,313	16,809	2,105	523	2,047
Actuarial loss (gain)	(7,901)	(2,341)	(8,014)	(4,100)	1,053	(2,358)
Effect of curtailment	(18,499)	—	—	—	—	—
Benefits paid	(19,781)	(5,236)	(23,291)	(2,339)	(579)	(2,560)
Expenses paid	(779)	—	(608)	—	—	—

Projected benefit obligation — ending	$288,045	308,133	309,021	33,726	37,463	36,318

Accumulated benefit obligation — ending	$288,045	308,133	290,452	33,726	37,463	36,318

Change in Plan Assets
Fair value of plan assets — beginning	$270,926	235,482	208,625	—	—	—
Actual return on plan assets	30,556	15,147	14,838	—	—	—
Employer contribution	2,556	25,533	35,918	—	—	—
Benefits paid	(19,781)	(5,236)	(23,291)	—	—	—
Expenses paid	(779)	—	(608)	—	—	—

Fair value of plan assets — ending	$283,478	270,926	235,482	—	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(288,045)	(308,133)	(309,021)	(33,726)	(37,463)	(36,318)
Fair value of plan assets	283,478	270,926	235,482	—	—	—
Contributions after measurement date	—	—	25,533	—	—	579

Funded status	$(4,567)	(37,207)	(48,006)	(33,726)	(37,463)	(35,739)
Unrecognized net loss	17,296	52,958	66,781	5,228	9,692	8,734
Unrecognized prior service cost	1,862	3,404	2,954	—	—	—

Net amount recognized	$14,591	19,155	21,729	(28,498)	(27,771)	(27,005)

Other assets	$40,485	5,795	—	—	—	—
Accrued liabilities	(5,358)	(3,065)	(3,065)	(2,400)	(2,396)	(2,396)
Other liabilities	(39,694)	(39,937)	(44,941)	(31,326)	(35,067)	(33,343)
Accumulated other comprehensive earnings	19,158	56,362	69,735	5,228	9,692	8,734

Net amount recognized	$14,591	19,155	21,729	(28,498)	(27,771)	(27,005)

In fiscal 2008, the Company expects amortization of unrecognized net losses and unrecognized prior service cost of $993 and $302, respectively, to be included as a component of net periodic benefit cost.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end benefit obligation are as follows:

	2007	2006

Weighted average discount rate	6.34%	5.75%
Rate of future compensation increases	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%
Mortality table	RP-2000	RP-2000

The assumptions used to remeasure the benefit obligation using a December 31, 2006 measurement date, as well as those used to determine the expense for the transition period, were not significantly different than the 2006 assumptions.

The assets of the funded plans are managed by investment advisors and consist of the following:

Asset Category	2007	2006

Equity:
Large Cap Equity	5%	30%
Small Cap Equity	8	14
International Equity	14	20
Other Equity	17	—
Fixed Income	40	20
Total Return Fund	16	16

	100%	100%

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

The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 8.75%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term liabilities to employees. In 2007, the Company reevaluated its investment strategy and, as a result, decided to change the asset allocation in order to more closely align changes in the value of plan assets with changes in the value of plan liabilities. This change in strategy resulted in a transfer of assets into alternative investments designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investments may use derivatives to gain market returns in an efficient and timely manner; however derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investments are included in other equity and fixed income at December 30, 2007. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

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

With the exception of the alternative investment strategy mentioned above, the Plans’ Investment Policy restricts the use of derivatives associated with leverage or speculation. In addition, the Investment Policy also restricts investments in securities issued by Hasbro, Inc. except through index-related strategies (e.g. an S&P 500 Index Fund) and/or commingled funds. In addition, unless specifically approved by the Investment Committee (which is comprised of members of management, established by the Board to manage and control pension plan assets), certain securities, strategies, and investments are ineligible for inclusion within the Plans.

As noted above, in 2007, the Company adopted the measurement date provision of SFAS 158 and, accordingly, measured its liabilities and related assets at December 30. Prior to this, the Company measured its liabilities and related assets at September 30. The discount rates used in the pension calculation were also used for the postretirement calculation.

	2007	2006	2005

Components of Net Periodic Cost
Pension
Service cost	$9,437	10,188	9,384
Interest cost	17,435	16,809	15,526
Expected return on assets	(23,064)	(19,112)	(16,275)
Amortization of prior service cost	634	596	582
Amortization of actuarial loss	1,768	3,399	2,554
Curtailment loss	908	—	—

Net periodic benefit cost	$7,118	11,880	11,771

Postretirement
Service cost	$597	684	573
Interest cost	2,105	2,047	2,003
Amortization of actuarial loss	364	459	354

Net periodic benefit cost	$3,066	3,190	2,930

Assumptions used to determine net periodic benefit cost of the pension plans for each fiscal year follow:

	2007	2006	2005

Weighted average discount rate	5.83%	5.50%	5.75%
Rate of future compensation increases	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and expected gross benefit payments and subsidy receipts under the postretirement benefit for the next five years subsequent to 2007 and in the aggregate for the following five years are as follows:

		Postretirement
		Gross
		Benefit	Subsidy
	Pension	Payments	Receipts

2008	$19,992	2,582	275
2009	19,415	2,525	282
2010	18,430	2,619	287
2011	18,583	2,691	288
2012	19,324	2,750	286
2013-2017	103,050	13,986	1,284

Assumptions used to determine the net periodic benefit cost of the postretirement plans for the year to date period are as follows:

	2007	2006	2005

Health care cost trend rate assumed for next year	9.00%	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2012	2011

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 30, 2007 and the aggregate of the benefits earned during the period and the interest cost would have each increased by approximately 5%.

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 30, 2007 and December 31, 2006, the defined benefit plans had total projected benefit obligations of $72,359 and $73,333, respectively, and fair values of plan assets of $55,881 and $55,429, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $3,937, $3,702, and $3,073 in 2007, 2006 and 2005, respectively.

In fiscal 2008, the Company expects amortization of $120 of prior service costs, $25 of unrecognized net losses and $52 of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2007 and in the aggregate for the five years thereafter are as follows: 2008: $1,115; 2009: $1,244; 2010: $1,482; 2011: $1,635; 2012: $2,398; and 2013 through 2017: $16,091.

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

Hasbro occupies certain offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2007, 2006, and 2005 amounted to $36,897, $34,603, and $35,570, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2007 and in the aggregate thereafter are as follows: 2008: $27,236; 2009: $21,650; 2010: $10,828; 2011: $9,793; 2012: $7,262; and thereafter: $16,165.

All leases expire prior to the end of 2018. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2007.

In addition, Hasbro leases certain facilities which, as a result of restructurings, are no longer in use. Future costs relating to such facilities were accrued as a component of the original charge and are not included in minimum rental amounts above.

(13)	Derivative Financial Instruments

Hasbro uses foreign currency forwards to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These instruments hedge anticipated inventory purchases and other cross-border transactions through 2010. At December 30, 2007, these contracts had unrealized losses of $10,437, of which $6,679 are recorded in accrued liabilities and $3,758 are recorded in other liabilities.

During 2007, 2006, and 2005, the Company reclassified net losses, net of tax, from other comprehensive income to earnings of $6,887, $1,448, and $2,005, respectively, which included gains (losses) of $(37), $(68), and $509, respectively, as the result of ineffectiveness.

The remaining balance in AOCE at December 30, 2007 of $11,080 represents a net unrealized loss on foreign currency contracts relating to hedges of inventory purchased during the fourth quarter of 2007 or forecasted to be purchased during 2008 through 2010 and intercompany expenses and royalty payments expected to be paid or received during 2008 through 2010. These amounts will be transferred to the consolidated statement of operations upon the sale of the related inventory and receipt or payment of the related royalties and expenses. Of the amount included in AOCE at December 30, 2007, the Company expects approximately $7,100 to be reclassified to the consolidated statement of operations within the next 12 months.

The Company also enters into derivative instruments to offset changes in the fair value of intercompany loans due to the impact of foreign currency changes. The Company recorded a net loss on these instruments to other (income) expense, net of $2,098, $5,501, and $60,014 in 2007, 2006, and 2005, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains from the change in fair value of intercompany loans to which the contracts relate included in other (income) expense, net.

(14)	Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $70,000 and $71,000 at December 30, 2007 and December 31, 2006, respectively.

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Additionally, the Company has a long-term commitment related to

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

promotional and marketing activities at a U.S. based theme park. Under terms of existing agreements as of December 30, 2007, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2008: $18,354; 2009: $19,691; 2010: $44,645; and 2011: $5,125.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company.

The Company has $94,616 of prepaid royalties included as a component of prepaid expenses and other current assets in the balance sheet. The long-term portion of advances paid of $43,343 is included in other assets. Advanced royalties paid and guaranteed or minimum royalties to be paid relate to anticipated revenues in the years 2008 through 2018.

At December 30, 2007, the Company had approximately $249,883 in outstanding purchase commitments.

Hasbro is party to certain legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

(15)	Segment Reporting

Segment and Geographic Information

The Company has two main operating segments, North America and International. In addition, the Company has two other segments, Global Operations and an other segment that licenses out certain toy and game properties.

The North American segment includes the development, marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, tween electronic products, toy-related specialty products, traditional board games and puzzles, DVD- based games, fiction books, and trading card and role-playing games within the United States, Canada and Mexico. Within the International segment, the Company develops, markets and sells both toy and certain game products in non-North American markets, primarily the European, Asia Pacific, and Latin and South American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the Company’s North American and International segments. The Company’s other segment licenses out certain toy and game properties.

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

In 2006 the Company adopted SFAS 123R, which requires the Company to record expense related to stock options in its consolidated financial statements. Consistent with management’s approach in evaluating segment results, the 2005 segment operating profit (loss) has been adjusted to include stock-based compensation as disclosed under SFAS 123. The amount of 2005 stock option expense is subtracted from the total segment operating profit (loss) in order to reconcile to the operating profit in the consolidated financial statements.

With the exception of the treatment of stock-based compensation expense for 2005 management financial statements, the accounting policies of the segments are the same as those referenced in Note 1.

Results shown for fiscal years 2007, 2006 and 2005 are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues
	from		Operating	Depreciation
	External	Affiliate	Profit	and	Capital	Total
	Customers	Revenue	(Loss)	Amortization	Additions	Assets

2007
North America	$2,460,016	8,094	318,737	50,237	8,917	3,770,504
International	1,278,589	—	158,846	21,639	3,326	1,159,173
Global Operations(a)	11,707	1,493,750	19,483	67,519	61,678	1,337,321
Other Segment	87,245	—	38,881	3,515	371	179,095
Corporate and eliminations(b)	—	(1,501,844)	(16,597)	13,610	17,240	(3,209,030)

Consolidated Total	$3,837,557	—	519,350	156,520	91,532	3,237,063

2006
North America	$2,130,290	8,266	275,959	51,926	4,278	3,193,870
International	959,319	23	90,893	24,681	3,004	859,690
Global Operations(a)	13,185	1,242,354	27,158	46,584	57,487	1,073,871
Other Segment	48,687	—	15,729	2,002	105	134,970
Corporate and eliminations(b)	—	(1,250,643)	(33,376)	21,514	17,229	(2,165,496)

Consolidated Total	$3,151,481	—	376,363	146,707	82,103	3,096,905

2005
North America	$2,038,556	11,042	165,676	78,562	7,394	2,658,821
International	988,591	124	106,435	33,048	3,866	811,577
Global Operations(a)	10,612	1,171,150	22,712	53,919	49,701	866,125
Other Segment	49,868	—	19,153	997	108	115,864
Corporate and eliminations(b)	—	(1,182,316)	(26,499)	13,606	9,515	(1,151,244)

Subtotal	3,087,627	—	287,477	180,132	70,584	3,301,143
Stock Compensation(c)	—	—	23,044	—	—	—

Consolidated Total	$3,087,627	—	310,521	180,132	70,584	3,301,143

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities. Operating profit of the Global Operations segment for the fiscal year 2006 includes a charge of approximately $11,200, primarily related to severance costs, in connection with the reduction of manufacturing activity at the Company facility in Ireland.

(b)	Certain intangible assets, primarily goodwill, which benefit operating segments are reflected as Corporate assets for segment reporting purposes. For application of SFAS 142, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any difference between actual and budgeted amounts are reflected in the Corporate segment.

(c)	As noted in footnote 10, on December 26, 2005, the first day of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, the Company recorded stock

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

option compensation in 2006 related to unvested options as of that date as well as grants made in 2006. The Company did not restate any of the prior years but has adjusted the operating profit (loss) of each of its segments for 2005 to reflect compensation for that period based on the Company’s 2005 pro forma disclosures under SFAS 123. As such, the above amounts represent the removal of the amounts included in the segment disclosures to reconcile to the 2005 reported consolidated operating profit for 2005. The $23,044 of 2005 pro forma stock option expense was allocated as follows: $15,417 to North America, $4,309 to International, $1,774 to Global Operations and $1,544 to Other Segment.

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 30, 2007:

	2007	2006	2005

Games and puzzles	$1,323,641	1,294,110	1,246,422
Boys’ toys	1,024,023	575,841	721,770
Girls’ toys	697,304	540,298	446,822
Preschool toys	434,893	406,663	334,729
Tweens toys	252,055	266,844	269,826
Other	105,641	67,725	68,058

Net revenues	$3,837,557	3,151,481	3,087,627

During the 2007 fiscal year, revenues generated from the sale of TRANSFORMERS products accounted for 12.6% of consolidated net revenues. During 2005, revenues from STAR WARS related products accounted for 16% of consolidated net revenues. No other individual product lines accounted for 10% or more of consolidated net revenues in 2007 or 2005. No individual product lines accounted for 10% or more of consolidated net revenues during 2006.

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2007	2006	2005

Net revenues
United States	$2,210,840	1,898,865	1,846,217
International	1,626,717	1,252,616	1,241,410

	$3,837,557	3,151,481	3,087,627

Long-lived assets
United States	$1,011,660	1,051,124	1,127,100
International	133,709	132,797	117,439

	$1,145,369	1,183,921	1,244,539

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys “R” Us, Inc., amounted to 24%, 12% and 11%, respectively, of consolidated net revenues during 2007, 24%, 13% and 11% during 2006 and 24%, 12% and 12% during 2005. These net revenues were primarily related to the North American segment.

Hasbro purchases certain components used in its manufacturing process and certain finished products from manufacturers in the Far East. The Company’s reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company’s operations would be disrupted, potentially for a significant period of time, while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by Hasbro from, or the loss of “normal trade relations” status by, the People’s Republic of China could significantly increase the cost of the Company’s products imported into the United States or Europe.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(16)	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year

2007
Net revenues	$625,267	691,408	1,223,038	1,297,844	3,837,557
Gross profit	381,815	418,196	702,016	758,909	2,260,936
Earnings before income taxes	49,600	21,961	203,921	186,900	462,382
Net earnings	32,890	4,801	161,580	133,732	333,003

Per common share
Net earnings
Basic	$.20	.03	1.04	.91	2.13
Diluted	.19	.03	.95	.84	1.97
Market price
High	$30.24	33.43	33.49	30.68	33.49
Low	27.04	28.10	25.25	25.25	25.25
Cash dividends declared	$.16	.16	.16	.16	.64

2006
Net revenues	$468,181	527,764	1,039,138	1,116,398	3,151,481
Gross profit	282,089	317,395	577,627	670,485	1,847,596
Earnings (loss) before income taxes	(5,453)	32,502	143,876	170,549	341,474
Net earnings (loss)	(4,899)	27,088	99,584	108,282	230,055

Per common share
Net earnings (loss)
Basic	$(.03)	.16	.62	.68	1.38
Diluted	(.03)	.07	.58	.62	1.29
Market price
High	$21.90	21.27	22.75	27.69	27.69
Low	19.52	17.90	17.00	22.41	17.00
Cash dividends declared	$.12	.12	.12	.12	.48

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 30, 2007. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 30, 2007. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on this assessment, Hasbro’s management concluded that, as of December 30, 2007, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island
February 26, 2008

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Pursuant to the Annual Chief Executive Officer Certification submitted to the New York Stock Exchange (“NYSE”), the Company’s Chief Executive Officer certified on June 7, 2007 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards. Further, as of the date of the filing of this report, the Company’s Chief Executive Officer is not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards.

Item 11.	Executive Compensation

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “ Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the caption “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 30, 2007 and December 31, 2006
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2007, 2006, and 2005
Consolidated Statements of Shareholders’ Equity for the Three Fiscal Years Ended in December 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2007, 2006, and 2005
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
For the Three Fiscal Years Ended in December 2007, 2006, and 2005:
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

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File Number 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2007, File No. 1–6682.)
		(e)	Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)
		(f)	Rights Agreement, dated as of June 16, 1999, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated as of June 16, 1999.)
		(g)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(h)	Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent. (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

Exhibit

10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)
		(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
		(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
		(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
		(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
		(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
		(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
		(l)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)

Exhibit

	(m)	Amendment No. 8 to Receivables Purchase Agreement, dated as of December 18, 2006, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. as Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(n)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(o)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(p)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
	(q)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(r)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(s)	First Amendment to the 1992 Stock Incentive Plan and the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(t)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(u)	Second Amendment to the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(v)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(w)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(x)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)

Exhibit

	(y)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(z)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(aa)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(bb)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(cc)	Form of Employment Agreement between the Company and four Company executives. (Alfred J. Verrecchia, Brian Goldner, David D.R. Hargreaves and Barry Nagler) (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(dd)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(cc) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(ee)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10 (cc) above.
	(ff)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(gg)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(hh)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(ii)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007.
	(jj)	Form of Director’s Indemnification Agreement.
	(kk)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(ll)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(mm)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(nn)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(oo)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007.

Exhibit

	(pp)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(qq)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(rr)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(ss)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(tt)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(uu)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(vv)	First Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)
	(ww)	Second Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(vv) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(xx)	Third Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2006, File No. 1-6682.)
	(yy)	Fourth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
	(zz)	Fifth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2007 Annual Meeting of Shareholders, File No. 1-6682.)
	(aaa)	Sixth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan.
	(bbb)	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ccc)	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ddd)	Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Peformance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of July 27, 2006, File No. 1-6682.)
	(eee)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
	(fff)	First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended March 28, 2004, File No. 1-6682.)

Exhibit

(ggg) Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
(hhh) Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia.
(iii) Hasbro, Inc. 2007 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, File No. 1-6682.)
(jjj) Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
(kkk) Employment agreement, dated January 20, 2006, by and between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
(lll) Form of Non-Competition and Non-Solicitation Agreement (Signed by the following executive officers: David Hargreaves, Duncan Billing, Deborah Thomas Slater, Barry Nagler and Martin Trueb and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

Under date of February 26, 2008, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2007, which are included in the Form 10-K for the year ended December 30, 2007. Our report refers to a change in accounting for uncertain tax positions in 2007 and to a change in the accounting for pensions and other postretirement benefits other than pensions and to a change in the accounting for share-based payments in 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island
February 26, 2008

HASBRO, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended in December
(Thousands of Dollars)

		Provision
	Balance at	Charged to			Balance
	Beginning of	Cost and	Other	Write-Offs	at End of
	Year	Expenses(a)	Additions	and Other(b)	Year

Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2007	$27,700	2,296	—	604	$30,600

2006	$29,800	(1,020)	—	(1,080)	$27,700

2005	$37,000	582	—	(7,782)	$29,800

(a)	Based on an assessment of accounts receivable, the Company made an adjustment to reduce its allowance for doubtful accounts at December 31, 2006.

(b)	Includes write-offs, recoveries of previous write-offs, and translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.
(Registrant)

By: /s/ Alfred J. Verrecchia	Date: February 27, 2008
Alfred J. Verrecchia
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan G. Hassenfeld Alan G. Hassenfeld	Chairman of the Board	February 27, 2008

/s/ Alfred J. Verrecchia Alfred J. Verrecchia	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ Brian Goldner Brian Goldner	Chief Operating Officer and Director	February 27, 2008

/s/ David D.R. Hargreaves David D.R. Hargreaves	Executive Vice President, Finance and Global Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ Basil L. Anderson Basil L. Anderson	Director	February 27, 2008

/s/ Alan R. Batkin Alan R. Batkin	Director	February 27, 2008

/s/ Frank J. Biondi, Jr. Frank J. Biondi, Jr.	Director	February 27, 2008

/s/ John M. Connors, Jr. John M. Connors, Jr.	Director	February 27, 2008

/s/ Michael W.O. Garrett Michael W.O. Garrett	Director	February 27, 2008

/s/ E. Gordon Gee E. Gordon Gee	Director	February 27, 2008

Signature	Title	Date

/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 27, 2008

/s/ Claudine B. Malone Claudine B. Malone	Director	February 27, 2008

/s/ Edward M. Philip Edward M. Philip	Director	February 27, 2008

/s/ Paula Stern Paula Stern	Director	February 27, 2008

HASBRO, INC.

Annual Report on Form 10-K
for the Year Ended December 30, 2007

Exhibit Index

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File Number 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 17, 2007, File No. 1–6682.)
		(e)	Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)
		(f)	Rights Agreement, dated as of June 16, 1999, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated as of June 16, 1999.)
		(g)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)

Exhibit

		(h)	Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent. (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)
10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)
		(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
		(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
		(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
		(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
		(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
		(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)

Exhibit

	(l)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(m)	Amendment No. 8 to Receivables Purchase Agreement, dated as of December 18, 2006, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. as Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(n)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(o)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(p)	1992 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1992 Annual Meeting of Shareholders, File No. 1-6682.)
	(q)	Form of Stock Option Agreement under the 1992 Stock Incentive Plan, the Stock Incentive Performance Plan and the Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(r)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(s)	First Amendment to the 1992 Stock Incentive Plan and the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(t)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(u)	Second Amendment to the 1992 Stock Incentive Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(v)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

Exhibit

	(w)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(x)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(y)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1992 Stock Incentive Plan, the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(z)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(aa)	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(bb)	Form of Deferred Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(cc)	Form of Employment Agreement between the Company and four Company executives. (Alfred J. Verrecchia, Brian Goldner, David D.R. Hargreaves and Barry Nagler) (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(dd)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(cc) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(ee)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10 (cc) above.
	(ff)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(gg)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(hh)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(ii)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007.
	(jj)	Form of Director’s Indemnification Agreement.
	(kk)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(ll)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(mm)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)

Exhibit

	(nn)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(oo)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007.
	(pp)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(qq)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(rr)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(ss)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(tt)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(uu)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(vv)	First Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)
	(ww)	Second Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(vv) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(xx)	Third Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2006, File No. 1-6682.)
	(yy)	Fourth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
	(zz)	Fifth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2007 Annual Meeting of Shareholders, File No. 1-6682.)
	(aaa)	Sixth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan.
	(bbb)	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ccc)	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ddd)	Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Peformance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of July 27, 2006, File No. 1-6682.)

Exhibit

	(eee)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated October 27, 2003, File No. 333-110002.)
	(fff)	First Amendment to Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended March 28, 2004, File No. 1-6682.)
	(ggg)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
	(hhh)	Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia.
	(iii)	Hasbro, Inc. 2007 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007, File No. 1-6682.)
	(jjj)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
	(kkk)	Employment agreement, dated January 20, 2006, by and between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(lll)	Form of Non-Competition and Non-Solicitation Agreement (Signed by the following executive officers: David Hargreaves, Duncan Billing, Deborah Thomas Slater, Barry Nagler and Martin Trueb and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
12 .	Statement re computation of ratios
21 .	Subsidiaries of the registrant
23 .	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.