Form 10-Q
period 2008-05-02
HASBRO INC
filed 2008-05-02
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island 02862
(Address of Principal Executive Offices, Including Zip Code)

(401) 431-8697
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes X or No

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes or No X

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 21, 2008 was 138,636,922.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	March 30,	April 1,	Dec. 30,
Assets	2008	2007	2007
	---------	---------	---------
Current assets
Cash and cash equivalents	$832,180	688,594	774,458
Short-term investments	-	15,000	-
Accounts receivable, less allowance
for doubtful accounts of $33,100,
$28,400 and $30,600	388,693	327,124	654,789
Inventories	291,199	265,402	259,081
Deferred income taxes	60,522	80,420	53,040
Prepaid expenses and other current assets	150,217	171,488	146,872
	--------------	--------------	--------------
Total current assets	1,722,811	1,548,028	1,888,240

Property, plant and equipment, less accumulated
depreciation of $415,200, $382,400 and
$401,300	201,682	184,272	187,960
	--------------	--------------	--------------

Other assets
Goodwill	479,542	470,119	471,177
Other intangibles, less accumulated amortization
of $743,400, $676,200 and $726,200	538,430	514,325	486,232
Other	184,014	175,387	203,454
	--------------	--------------	--------------
Total other assets	1,201,986	1,159,831	1,160,863
	--------------	--------------	--------------

Total assets	$3,126,479	2,892,131	3,237,063
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	March 30,	April 1,	Dec. 30,
Liabilities and Shareholders' Equity	2008	2007	2007
	---------	---------	---------
Current liabilities
Short-term borrowings	$171,249	7,396	10,201
Current portion of long-term debt	135,311	-	135,348
Accounts payable	163,608	100,336	186,202
Accrued liabilities	425,713	514,301	555,920
	--------------	--------------	--------------
Total current liabilities	895,881	622,033	887,671

Long-term debt, excluding current portion	709,723	494,864	709,723
Other liabilities	254,164	242,983	254,577
	--------------	--------------	--------------
Total liabilities	1,859,768	1,359,880	1,851,971
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	381,330	330,511	369,092
Retained earnings	2,271,427	2,033,834	2,261,561
Accumulated other comprehensive earnings	82,022	19,350	74,938
Treasury stock, at cost; 70,089,465 shares at
March 30, 2008, 49,716,463 at April 1, 2007
and 64,487,616 at December 30, 2007	(1,572,915)	(956,291)	(1,425,346)
	--------------	--------------	--------------
Total shareholders' equity	1,266,711	1,532,251	1,385,092
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,126,479	2,892,131	3,237,063
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	-------------------------------------------
	March 30, 2008	April 1, 2007
	----------------	----------------
Net revenues	$ 704,220	625,267
Cost of sales	271,161	243,452
	------------	------------
Gross profit	433,059	381,815
	------------	------------
Expenses
Amortization	18,438	17,958
Royalties	58,422	50,260
Research and product development	41,770	35,310
Advertising	76,983	67,635
Selling, distribution and administration	176,193	156,925
	------------	------------
Total expenses	371,806	328,088
	------------	------------
Operating profit	61,253	53,727
	------------	------------
Nonoperating (income) expense
Interest expense	11,428	6,184
Interest income	(7,706)	(8,939)
Other expense, net	1,861	6,882
	------------	------------
Total nonoperating expense	5,583	4,127
	------------	------------
Earnings before income taxes	55,670	49,600

Income taxes	18,200	16,710
	------------	------------
Net earnings	$ 37,470	32,890
	=======	=======

Net earnings per common share
Basic	$ 0.26	0.20
	=======	=======
Diluted	$ 0.25	0.19
	=======	=======
Cash dividends declared per common share	$ 0.20	0.16
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Quarter Ended
	--------------------------------------
	March 30, 2008	April 1, 2007
	-------------------	------------------
Cash flows from operating activities
Net earnings	$37,470	32,890
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization of plant and equipment	15,313	16,860
Other amortization	18,438	17,958
Change in fair value of liabilities potentially settleable
in common stock	-	7,920
Deferred income taxes	(606)	1,587
Stock-based compensation	9,917	7,160
Change in operating assets and liabilities:
Decrease in accounts receivable	282,789	226,784
Increase in inventories	(18,413)	(60,585)
Decrease in prepaid expenses and other current assets	11,902	12,124
Decrease in accounts payable and accrued liabilities	(197,889)	(210,431)
Other	(5,069)	1,370
	------------	------------
Net cash provided by operating activities	153,852	53,637
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(24,764)	(19,289)
Investments and acquisitions, net of cash acquired	(67,166)	-
Purchases of short-term investments	(42,000)	(15,000)
Proceeds from sales of short-term investments	42,000	-
Other	(2,282)	1,896
	------------	------------
Net cash utilized by investing activities	(94,212)	(32,393)
	------------	------------
Cash flows from financing activities
Net proceeds (repayments) of other short-term borrowings	159,829	(3,089)
Purchases of common stock	(151,997)	(65,370)
Stock option transactions	10,245	32,215
Excess tax benefits from stock-based compensation	480	7,233
Dividends paid	(22,917)	(19,297)
	------------	------------
Net cash utilized by financing activities	(4,360)	(48,308)
	------------	------------
Effect of exchange rate changes on cash	2,442	258
	------------	------------
Increase (decrease) in cash and cash equivalents	57,722	(26,806)
Cash and cash equivalents at beginning of year	774,458	715,400
	------------	------------
Cash and cash equivalents at end of period	$832,180	688,594
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	------------------------------------
	March 30, 2008	April 1, 2007
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$19,454	8,030
Income taxes	$ 1,931	27,907

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	-----------------------------------
	March 30, 2008	April 1, 2007
	-------------------	------------------
Net earnings	$ 37,470	32,890
Other comprehensive earnings	7,084	385
	------------	------------
Total comprehensive earnings	$ 44,554	33,275
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of March 30, 2008 and April 1, 2007, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended March 30, 2008 and April 1, 2007 are both thirteen week periods.

The results of operations for the quarter ended March 30, 2008 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the year ended December 30, 2007 in its annual report on Form 10-K, which includes all such information and disclosures, and accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 30, 2007.

Substantially all of the Company's inventories consist of finished goods.

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Net earnings per share data for the fiscal quarters ended March 30, 2008 and April 1, 2007 were computed as follows:

	2008		2007
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 37,470	37,470	32,890	32,890
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	1,059	-	1,065
	------------	------------	------------	------------
Adjusted net earnings	$ 37,470	38,529	32,890	33,955
	=======	=======	=======	=======

Average shares outstanding	142,314	142,314	160,924	160,924
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,572
Options and warrants	-	2,366	-	4,165
	------------	------------	------------	------------
Equivalent shares	142,314	156,246	160,924	176,661
	=======	=======	=======	=======

Net earnings per common share	$ 0.26	0.25	0.20	0.19
	=======	=======	=======	=======

Certain warrants containing a put feature that may be settled in cash or common stock were required to be accounted for as a liability at fair value. These warrants were repurchased by the Company in May of 2007.  Prior to their repurchase, the Company was required to assess if these warrants, classified as a liability, had a more dilutive impact on earnings per share when treated as an equity contract. For the quarter ended April 1, 2007 the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability. Accordingly, the shares issuable under this contract are not included in the denominator and there is no adjustment to net earnings to exclude the expense included therein related to the fair market value adjustment.

For the quarters ended March 30, 2008 and April 1, 2007, the effect of the Company's contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion.

Options to acquire shares totaling 6,768 at March 30, 2008 and 1,683 at April 1, 2007 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) At April 1, 2007, the Company had invested $15,000 in auction rate securities, which were recorded as short-term investments on the consolidated balance sheet. These securities were being accounted for as an available-for-sale security and were reflected at par value, which approximates fair value. There are no such investments at March 30, 2008.

(4) Other comprehensive earnings for the quarters ended March 30, 2008 and April 1, 2007 consist of the following:

	2008	2007
	------	------
Foreign currency translation adjustments	$ 19,548	2,411
Changes in value of available-for-sale securities, net of tax	(900)	(1,162)
Net losses on cash flow hedging activities, net of tax	(14,460)	(784)
Reclassifications to earnings, net of tax	2,896	(80)
	----------	----------
Other comprehensive earnings	$ 7,084	385
	======	======

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

The reclassification adjustment from other comprehensive earnings to net earnings of $(80) for the quarter ended April 1, 2007 includes a realized gain of $(664) on the sale of available-for-sale securities. The reclassification adjustments for the quarter ended March 30, 2008, and the remainder of the reclassification adjustments for the quarter ended April 1, 2007 represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. The losses on cash flow hedging derivatives for the quarter ended April 1, 2007 include losses reclassified to earnings as the result of hedge ineffectiveness of $13. There were no reclassifications to earnings as a result of hedge ineffectiveness in the first quarter of 2008. At March 30, 2008, the Company had recorded deferred losses on hedging instruments, net of tax, of $22,644 in accumulated other comprehensive earnings. These instruments hedge anticipated inventory purchases and other cross-border transactions through 2010. Of the amount included in accumulated other comprehensive earnings at March 30, 2008, the Company expects approximately $13,000 to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(5)   The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 30, 2008 and April 1, 2007 are as follows:

	Pension		Postretirement
	------------------		------------------
	2008	2007	2008	2007
	-------	-------	-------	-------
Service cost	$ 1,215	3,210	142	149
Interest cost	5,417	5,054	517	526
Expected return on assets	(7,058)	(6,705)	-	-
Net amortization and deferrals	375	656	29	91
	--------	--------	--------	--------
Net periodic benefit cost (income)	$ (51)	2,215	688	766
	=====	=====	=====	=====

In 2007, for the Company’s two major U.S. plans covering its non-union employees, the Company froze benefits being accrued effective December 30, 2007. The pension benefits have been replaced by additional employer contributions to the Company’s defined contribution plan beginning in 2008.

In the first quarter of fiscal 2008, the Company made cash contributions to its pension plans of approximately $1,900. The Company expects to contribute approximately $7,300 during the remainder of fiscal 2008.

(6) On December 31, 2007, the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities and No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The SFAS No. 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair values and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 157 and SFAS No. 159 did not have an impact on the Company’s consolidated balance sheet or statement of operations. SFAS No. 157 is not required to be adopted for certain non-financial assets and liabilities until the first day of fiscal 2009. The Company’s assets for which SFAS No. 157 was not adopted include the Company’s goodwill and property rights, including the property rights recorded in connection with the Company’s acquisition of Cranium, Inc. (see note 8).

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

At March 30, 2008, the Company had the following assets (liabilities) measured at fair value in its consolidated balance sheet:

		Fair Value Measurements at March 30, 2008 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
Available-for-sale securities	$ 8,261	1,047	-	7,214
Derivatives	(25,877)	-	(25,877)	-
	--------	-------	---------	-------
Total	$(17,616)	1,047	(25,877)	7,214
	=====	====	======	====

The following is reconciliation of the beginning and ending balances of the fair value measurements of the Company’s available-for-sale securities that use significant unobservable inputs:

Balance at December 30, 2007	$8,580
Loss included in other comprehensive income	(1,366)
--------
Balance at March 30, 2008	$7,214
=====

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. The remaining available-for-sale securities consist of warrants to purchase common stock. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The Company’s derivatives are measured using inputs that are observable indirectly through corroboration with readily available market data, in this case foreign exchange and interest rates. The Company’s derivatives consist predominantly of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. A small portion of the Company’s derivatives represent interest rate swap contracts. The fair value of these contracts is determined by calculating the discounted cash flows of these contracts based on the current effective interest rates. There were no changes in these valuation techniques during the first quarter of 2008.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(7) Hasbro is a worldwide leader in children’s and family leisure time and entertainment products and services, including the development, manufacture, and marketing of games and toys ranging from traditional to high-tech. At the beginning of 2008, the Company reorganized the reporting structure of its operating segments and moved its Mexican operations, previously reported in the North American segment, to the International segment. As a result, the North American segment has been renamed the U.S. and Canada segment. In 2008, the Company has three principal segments, U.S. and Canada, International, and Global Operations. Segment data for 2007 has been reclassified to reflect the 2008 segment structure.

The U.S. and Canada segment includes the development, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and games, plush products,  preschool toys and infant products, electronic interactive products, tween electronic products, toy-related specialty products, traditional board games and puzzles, DVD- based games, and trading card and role-playing games within the United States and Canada. In the International segment, the Company develops, markets and sells both toy and certain game products in markets outside of the U.S. and Canada, primarily the European, Asia Pacific, and Latin and South American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the Company’s U.S. and Canada and International segments. The Company’s other segment licenses out certain toy and game properties.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs are allocated to segments based upon foreign exchange rates fixed at the beginning of the year, with adjustments to actual foreign exchange rates included in Corporate and eliminations. The accounting policies of the segments are the same as those referenced in Note 1.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2008, nor were those of the comparable 2007 first quarter representative of those actually experienced for the full year 2007. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarters ended March 30, 2008 and April 1, 2007 are as follows.

	Quarter Ended
	------------------
	March 30, 2008		April 1, 2007
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$428,522	4,290	406,076	3,954
International	248,255	196	202,684	200
Global Operations (a)	1,157	249,463	1,342	268,155
Other Segment	26,286	-	15,165	-
Corporate and eliminations	-	(253,949)	-	(272,309)
	------------	------------	------------	------------
	$704,220	-	625,267	-
	=======	=======	=======	=======

	Quarter ended	Quarter ended
	March 30, 2008	April 1, 2007
	---------------------	---------------------
Operating profit (loss)
U.S. and Canada	$ 37,311	45,750
International	13,027	(1,800)
Global Operations (a)	270	4,428
Other Segment	12,393	6,055
Corporate and eliminations	(1,748)	(706)
	----------	----------
	$ 61,253	53,727
	======	======

	March 30, 2008	April 1, 2007
	--------------------	-----------------
Total assets
U.S. and Canada	$3,212,892	3,024,600
International	1,089,948	868,210
Global Operations	1,301,466	1,060,535
Other Segment	201,867	140,446
Corporate and eliminations (b)	(2,679,694)	(2,201,660)
	--------------	--------------
	$3,126,479	2,892,131
	========	========

(a)  The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(b)  Certain intangible assets, primarily goodwill, which benefit operating segments are reflected as Corporate assets for segment reporting purposes. For application of SFAS 142, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any difference between actual and budgeted amounts is reflected in the Corporate segment.

The following table presents consolidated net revenues by class of principal products for the quarters ended March 30, 2008 and April 1, 2007.

	2008	2007
	----------	---------
Boys toys	$220,764	171,593
Games and puzzles	208,579	191,166
Girls toys	144,964	117,220
Preschool toys	69,911	65,779
Tweens toys	46,409	54,954
Other	13,593	24,555
	------------	------------
Net revenues	$704,220	625,267
	=======	=======

(8) In January 2008, the Company acquired Cranium, Inc. (“Cranium”), a developer and marketer of children’s and adult board games, in order to supplement its existing game portfolio. The initial purchase price of $77,500 was reduced to approximately $70,000 at closing and further reduced to $67,900 based on Cranium’s final audited net assets at the date of the sale. At March 30, the Company had paid approximately $70,000 ($67,166 net of acquired cash). The adjustment to the final balance sheet of approximately $2,100 was recorded in other current assets at March 30, 2008. Based on the preliminary allocation of the purchase price, property rights related to acquired product lines of approximately $68,500 were recorded in the acquisition. These property rights are being amortized over a fifteen year life. Goodwill of approximately $7,800 was also recorded as a result of the transaction. The consolidated statement of operations of the Company for the first quarter includes the operations of Cranium from the closing date of January 25, 2008.

(9) Subsequent to March 30, 2008, the Company purchased all of the intellectual property rights related to the Trivial Pursuit brand from Horn Abbot Ltd. and Horn Abbot International Limited (the “Seller”) for an aggregate purchase price of $80,000. Previous to this asset purchase, the Company licensed these rights from the Seller.  The entire purchase price will be recorded as property rights and included in other intangibles in the 2nd quarter of 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company’s product plans, anticipated product performance, business opportunities and strategies, financial goals and expectations for achieving the Company’s objectives. See Item 1A, in Part II of this report, for a discussion of factors which may cause the Company's actual results or experience to differ materially from these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash primarily through the sale of a variety of toy and game products, as well as through the out-licensing of its properties for use in connection with non-competing products offered by third-parties. The Company sells its products both within the United States and in a number of international markets. The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year and within that half, the fourth quarter. In 2007, 66% of the Company's net revenues were generated in the second half of the year with 34% of annual net revenues generated in the fourth quarter. In 2006 and 2005, the percentages were 68% and 67% for the second half, respectively, and comparable at 35% for the fourth quarter. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other family entertainment properties, such as MARVEL and STAR WARS properties.

The Company's business is primarily separated into two business segments, U.S. and Canada and International. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American marketing operations. In addition to these two primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Company’s other segment is responsible for the worldwide out-licensing of the Company's intellectual properties and works closely with the U.S. and Canada and International segments on the development and out-licensing of the Company's brands. Prior to 2008, the Company’s Mexican operations were included with the U.S. and Canada in the North American segment. At the beginning of 2008 the Company reorganized the reporting structure of its operating segments and moved the Mexican operations, previously reported in the North American segment, into the International segment and the North American segment was renamed the U.S. and Canada segment.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet.  While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. In 2007, the Company had significant sales of products related to the Company's license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively "Marvel"), primarily due to the theatrical release of SPIDERMAN-3 in May of 2007. In 2008 the Company expects to continue to have significant revenues from entertainment-based licensed properties with products related to the theatrical releases of IRON MAN, THE INCREDIBLE HULK, INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL and STAR WARS: CLONE WARS as well as television programming based on TRANSFORMERS, SPIDER-MAN, and STAR WARS.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment-based theatrical venues. As an example of this, in July of 2007, the TRANSFORMERS motion picture was released and the Company developed and marketed products based on the motion picture. As a result of pairing this core brand with this type of entertainment, both the movie and the product line benefited. The Company expects to continue this strategy and anticipates the theatrical releases of both TRANFORMERS 2 and G.I. JOE motion pictures during 2009.  In addition, the Company has entered into a six-year strategic partnership with Universal Pictures to produce at least four motion pictures based on Hasbro’s core brands. The first movie is expected to be released in 2010 or 2011, followed by anticipated releases of at least one movie per year thereafter.

The Company's core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and TONKA, which have been successful over the long term.  The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time.  These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. During the first quarter of 2008 the Company had strong sales of core brand products, namely TRANSFORMERS, LITTLEST PET SHOP, MY LITTLE PONY, PLAYSKOOL, MONOPOLY and NERF.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

While the Company's strategy has continued to focus on growing its core brands and developing innovative new products, it will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In 2006, the Company entered into a license agreement with Marvel to produce toys and games based on Marvel’s portfolio of characters.  The Company had significant sales of products related to this license during 2007, primarily due to the theatrical release of SPIDER-MAN 3 in May of 2007. The Company has also incurred royalty expenses on products based on the 2007 theatrical and DVD releases of TRANSFORMERS. In addition to continuing revenues from SPIDER-MAN and TRANSFORMERS products, the Company expects to have significant revenues during 2008 based on products related to the theatrical releases of IRON MAN and THE INCREDIBLE HULK, related to the Marvel license, STAR WARS: THE CLONE WARS, and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL.  While gross profits of theatrical entertainment-based products are generally higher than many of the Company's other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm's STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profit made on these products.

The Company's long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy the Company entered into a multi-year strategic agreement with Electronic Arts Inc. ("EA"). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company's rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company's intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA and LITTLEST PET SHOP. As part of this agreement, the Company has also obtained the rights to create toys and non-digital games based on EA's intellectual properties. The first major game releases under this agreement are expected to be launched by EA during the second half of 2008.

While the Company remains committed to investing in the growth of its business, it also continues to be focused on reducing fixed costs through efficiencies and on profit improvement. Over the last 5 years the Company has improved its full year operating margin from 7.8% in 2002 to 13.5% in 2007. The Company reviews its operations on an ongoing basis and seeks to reduce its cost structure to promote efficiency. The Company is also investing to grow its business in emerging markets and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. For example, in January of 2008, the Company acquired Cranium, Inc., a developer and marketer of CRANIUM branded games and related products. In 2008 the Company expects to leverage revenue to offset the impact of these investments on its operating margins.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last three years, the Company's Board of Directors (the "Board”) has adopted four repurchase authorizations with a cumulative authorized repurchase amount of $1,700,000. After fully exhausting the prior three authorizations, the fourth authorization was approved on February 7, 2008 for $500,000. During the first quarter of 2008, $155,974 of common stock was repurchased under these authorizations. At March 30, 2008, the Company had $453,809 remaining under the February 2008 authorization. For the years ended 2007, 2006 and 2005, the Company invested $587,004, $456,744 and $48,030, respectively, in the repurchase of 20,795, 22,767 and 2,386 shares, respectively, in the open market. Also, in 2007, the Company paid $200,000 in cash to repurchase exercisable warrants to purchase 15,750 shares of the Company's common stock. The Company intends to opportunistically repurchase shares in the future subject to market conditions. In addition, in February 2008, the Company announced an increase in its quarterly dividend to $0.20 per share. This was the fifth consecutive year that the Board has increased the dividend.

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the first quarters of 2008 and 2007.

	2008	2007
	-------	-------
Net revenues	100.0%	100.0%
Cost of sales	38.5	38.9
	--------	--------
Gross profit	61.5	61.1
Amortization	2.7	2.9
Royalties	8.3	8.0
Research and product development	5.9	5.7
Advertising	10.9	10.8
Selling, distribution and administration	25.0	25.1
	--------	--------
Operating profit	8.7	8.6
Interest expense	1.6	1.0
Interest income	(1.1)	(1.4)
Other (income) expense, net	0.3	1.1
	--------	--------
Earnings before income taxes	7.9	7.9
Income taxes	2.6	2.7
	--------	--------
Net earnings	5.3%	5.2%
	=====	=====

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

RESULTS OF OPERATIONS
-----------------------------------------
The quarters ended March 30, 2008 and April 1, 2007 were both thirteen week periods. Net earnings for the first quarter of 2008 were $37,470, compared to $32,890 for the first quarter of 2007. Basic and diluted earnings per share for the first quarter of 2008 were $0.26 and $0.25, respectively, compared to basic and diluted earnings per share in the first quarter of 2007 of $0.20 and $0.19, respectively.

Consolidated net revenues for the quarter ended March 30, 2008 increased 13% to $704,220 compared to $625,267 for the quarter ended April 1, 2007. Consolidated net revenues were positively impacted by foreign currency translation in the amount of $25,400 as the result of the weaker U.S. dollar in 2008. Operating profit for the quarter ended March 30, 2008 was $61,253 compared to $53,727 for the quarter ended April 1, 2007.

In January 2008 the Company acquired Cranium, Inc. (“Cranium”). The results of operations for the first quarter of 2008 include the operations of Cranium from the acquisition closing date of January 25, 2008.

Most of the Company's revenues and operating profit are derived from its two principal segments: the U.S. and Canada segment and the International segment, which are discussed in detail below. The following table presents net revenues and operating profit data for the Company's two principal segments for the first quarter of fiscal years 2008 and 2007.

	2008	2007	% Change
	-------------	-------------	-------------
Net Revenues
U.S. and Canada segment	$428,522	406,076	6%
International segment	248,255	202,684	22%

Operating Profit (Loss)
U.S. and Canada segment	$ 37,311	45,750	(18)%
International segment	13,027	(1,800)	N/A

U.S. AND CANADA SEGMENT
The U.S. and Canada segment’s net revenues for the quarter ended March 30, 2008 increased 6% to $428,522 from $406,076 for the quarter ended April 1, 2007. The increase was primarily due to higher revenues in the boys’ toys category driven by increased sales of TRANSFORMERS products and, to a lesser extent, increased sales of STAR WARS products, partially offset by decreased sales of MARVEL products. The increase in revenues was also due to increased sales in the girls’ toys category primarily as the result of higher sales of LITTLEST PET SHOP products as well as increased revenues in the games and puzzles category driven primarily by board games and, to a lesser extent, the impact of Cranium. These increases were partly offset by decreases in the tweens and preschool categories as a result of lower sales of I-DOG and PLAYSKOOL products, respectively.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

U.S. and Canada segment operating profit decreased to $37,311 for the quarter ended March 30, 2008 compared to $45,750 for the quarter ended April 1, 2007. Increased gross profit as a result of higher revenues in the first quarter of 2008 was more than offset by higher levels of expenses. The higher expenses were primarily product development, royalties and selling, distribution and administrative. Product development expenses increased as the result of investments the Company is making in the digital initiative of its Wizards of the Coast subsidiary as well as increased expenses related to the Cranium acquisition. Increased selling, distribution and administrative expenses reflect higher shipping and distribution costs associated with both increased revenues and higher transportation costs, higher sales and marketing expenses to support the growth of the business, as well as expenses relating to the Cranium business. The increase in royalties primarily reflects increased sales of entertainment-based products.

INTERNATIONAL
International segment net revenues increased by 22% to $248,255 for the quarter ended March 30, 2008 from $202,684 for the quarter ended April 1, 2007. International segment net revenues were positively impacted by currency translation of approximately $21,900, as the result of the weaker U.S. dollar in the first quarter of 2008. Excluding the favorable impact of foreign exchange, International segment net revenues increased 12% in local currency to $226,335. The increase in local currency net revenues for the quarter was primarily the result of increased product sales in the girls’ toys and preschool categories, primarily relating to LITTLEST PET SHOP and PLAYSKOOL products, respectively. Net revenues were also positively impacted by increased revenues in the boys’ toys category as a result of higher sales of TRANSFORMERS products partially offset by lower sales of MARVEL products, as well as higher revenues in the games and puzzles category primarily as a result of higher sales of board games, principally MONOPOLY. Revenues from the tweens category also increased as a result of higher sales of SUPERSOAKER and NERF products.

The International segment had an operating profit of $13,027 for the quarter ended March 30, 2008 compared to an operating loss of $(1,800) for the quarter ended April 1, 2007. For the quarter ended March 30, 2008, International segment operating profits were positively impacted by currency translation of approximately $700 as the result of the weaker U.S. dollar. The increase in operating profit for the quarter was due to the higher revenues discussed above, partially offset by higher advertising and promotional expenses in the first quarter of 2008. International operating profit in the first quarter of 2008 was also positively impacted by the recognition of a pension surplus in the United Kingdom.

GROSS PROFIT
-----------------------
The Company's gross profit margin increased to 61.5% for the quarter ended March 30, 2008 from 61.1% for the quarter ended April 1, 2007. This increase was due to changes in both revenue and product mix primarily due to the positive impact from increased royalty income and higher sales of licensed products. Although licensed products generally carry a higher gross margin, the increased gross margin is largely offset by higher royalty expense associated with these products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 30, 2008 and April 1, 2007.

	2008	2007
	-------------	------------
Amortization	2.7%	2.9%
Royalties	8.3	8.0
Research and product development	5.9	5.7
Advertising	10.9	10.8
Selling, distribution and administration	25.0	25.1

Amortization expense increased to $18,438 in the first quarter of 2008 from $17,958 in the first quarter of 2007. The slight increase is primarily the result of the acquisition of Cranium. As a result of this acquisition, property rights of $68,500 were recorded, which are being amortized over a fifteen year life. A portion of amortization expense also relates to licensing rights attributable to STAR WARS, and is based on expected sales of products related to those licensed rights.

Royalty expense for the quarter ended March 30, 2008 increased to $58,422, or 8.3% of net revenues from $50,260, or 8.0% of net revenues in the first quarter of 2007.  The increase is primarily due to increased sales of entertainment-based products, primarily TRANSFORMERS movie-related products as well as increased sales of STAR WARS products.

Research and product development expenses for the quarter ended March 30, 2008 increased to $41,770, or 5.9% of net revenues from $35,310 or 5.7% of net revenues for the quarter ended April 1, 2007. The increase reflects higher investments in the Company’s core brands as well as the Company’s Cranium acquisition.

Advertising expense for the quarter ended April 1, 2008 increased to $76,983, or 10.9% of net revenues from $67,635, or 10.8% of net revenues, for the quarter ended April 1, 2007. The increase is primarily the result of the impact of foreign exchange as well as increased spending to support the growth of the business.

For the quarter ended March 30, 2008, the Company's selling, distribution and administration expenses were $176,193 or 25.0% of net revenues compared to $156,925 or 25.1% of net revenues in the quarter ended April 1, 2007. The increase in dollars reflects the impact of foreign exchange; increased shipping and distribution costs associated with both increased revenues and higher transportation costs; increased sales and marketing expenses to support the growth in the business; increased expenses as the result of the Company’s acquisition of Cranium; increased investment in the expansion into international emerging markets, including Brazil; and increased investment in the Company’s digital initiative of its Wizards of the Coast subsidiary. These increases were partially offset by the recognition of a pension surplus in the United Kingdom.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the first quarter of 2008 was $11,428 compared with $6,184 in the first quarter of 2007. The increase was primarily the result of higher average borrowings in the first quarter of 2008 as a result of the issuance of $350,000 of notes in September 2007 as well as increased short-term borrowings to fund the Company’s share repurchases and acquisition of Cranium.

Interest income for the quarter ended March 30, 2008 was $7,706 compared to $8,939 in 2007. The decrease in interest income in the first quarter of 2008 from the first quarter of 2007 was primarily the result of lower returns on invested cash, partially offset by higher average cash balances.

Other expense, net, was $1,861 for the first quarter of 2008, compared to $6,882 for the quarter ended April 1, 2007. Other expense, net, for the quarter ended April 1, 2007 included a charge of $7,920 related to the increase in the fair value of certain warrants required to be classified as a liability. These warrants were required to be adjusted to their fair value each quarter through earnings. The Company repurchased these warrants in May of 2007.

INCOME TAXES
-----------------------

Income tax expense totaled 32.7% of pretax earnings in the first quarter 2008 compared with 33.7% in the first quarter 2007. Both quarterly rates are impacted by certain discrete tax events, primarily the accrual of potential interest and penalties on uncertain tax positions. The first quarter 2007 rate is also impacted by the effect of the adjustment of certain warrants to their fair value, which has no tax effect.  Absent these items the first quarter 2008 effective tax rate would have been 31.3% compared with the first quarter of 2007 effective tax rate of 27.9%. The increase in the adjusted income tax rate to 31.3% in 2008 from 27.9% in 2007 is primarily due to the decision to repatriate a portion of 2008 international earnings to the U.S.

The first quarter 2008 adjusted income tax rate of 31.3% compares to an adjusted 2007 full year income tax rate of 30.5%.  The adjusted 2007 full year income tax rate excludes certain discrete events, the accrual for potential interest and penalties on uncertain tax positions, and the effect of the adjustment of certain warrants to their fair value.  The increase in the adjusted first quarter 2008 income tax rate to 31.3% compared with the adjusted full year 2007 income tax rate of 30.5% is primarily due to the impact of higher expected earnings in tax jurisdictions with higher statutory tax rates.

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

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Unshipped orders at March 30, 2008 and April 1, 2007 were approximately $314,418 and $300,100, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”, (“SFAS 141R”), which makes certain modifications to the accounting for business combinations. These changes include (1) the requirement for an acquirer to recognize all assets acquired and liabilities assumed at their fair value on the acquisition date; (2) the requirement for an acquirer to recognize assets or liabilities arising from contingencies at  fair value as of that acquisition date; and (3) the requirement that an acquirer expense all acquisition related costs. This Statement is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, (“SFAS 160”), which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders’ equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity.  This Statement is required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated balance sheet or results of operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which requires enhanced disclosures related to derivative instruments and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and the disclosure requirements will be applicable for the Company’s 2009 consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations.  In 2007, the Company primarily funded its operations and short-term liquidity needs through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its unsecured credit facilities. During 2008, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using proceeds from its accounts receivable securitization program and borrowings under its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its accounts receivable securitization program and other available lines of credit are adequate to meet its working capital needs for 2008.

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

Cash flows provided by operating activities were $153,852 and $53,637 for the first quarter of 2008 and 2007, respectively. The increase in cash provided by operating activities was primarily a result of increased collections of accounts receivable which had resulted from higher sales in the fourth quarter of 2007.

At March 30, 2008, accounts receivable increased to $388,693 from $327,124 at April 1, 2007, reflecting higher sales volume in the first quarter of 2008 compared to the first quarter of 2007. In addition, approximately $22,400 of the increase relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar. Days sales outstanding increased to 50 days at March 30, 2008 compared to 47 days at April 1, 2007 as a result of an increase in the percentage of sales occurring later in the quarter and higher accounts receivable balances in international markets with longer payment terms.

Inventories increased to $291,199 at March 30, 2008 from $265,402 at April 1, 2007. Approximately $14,800 of this increase is a result of higher translation of international balances due to the currency impact of the weaker U.S. dollar. The remaining increase reflects the growth of the Company’s business.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Prepaid expenses decreased to $150,217 at March 30, 2008 compared to $171,488 at April 1, 2007. This decrease is primarily due to utilization of MARVEL and Lucas royalty advances. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. Each reporting period, the Company reflects as current assets the amount of prepaid royalties it expects to recognize in the statement of operations in the upcoming twelve months. The decrease in prepaid royalties is partially offset by an increase of approximately $7,100 as a result of higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Accounts payable and accrued expenses decreased to $589,321 at March 30, 2008 from $614,637 at April 1, 2007. The decrease is primarily due to the Company exercising its call option related to warrants required to be classified as a liability and repurchasing these warrants in May of 2007. At April 1, 2007, these warrants had a fair value of $163,550. This decrease was partially offset by an increase in accounts payable due to higher levels of inventory and expenses as of March 30, 2008 as a result of the growth of the Company’s business. The overall decrease in accounts payable and accrued expenses was also partially offset by an increase in current deferred income related to the Company’s licensing agreement with EA as well as an increase in accrued royalties, primarily due to increased sales of TRANSFORMERS movie-related products.

Collectively, property, plant and equipment and other assets at March 30, 2008 increased $59,565 from April 1, 2007. The increase is primarily the result of an increase in intangible assets and goodwill of $33,528 mainly reflecting the acquisition of Cranium which resulted in $68,500 in property rights related to acquired product lines as well as goodwill of approximately $7,800, partially offset by amortization. In addition, other non-current assets increased primarily as a result of increased pension contributions in the prior year.

At March 30, 2008, cash and cash equivalents, net of short-term borrowings, were $660,931 compared to $681,198 at April 1, 2007. This decrease reflects cash expenditures of approximately $671,000 to repurchase shares of the Company’s common stock, the repurchase of certain warrants in May 2007 for $200,000, $67,166 in cash used to acquire Cranium in January of 2008 and dividends paid of approximately $97,700. These decreases were almost entirely offset by cash generated from operations and the issuance of $350,000 of notes in September 2007.

Cash utilized by investing activities was $94,212 in the first quarter of 2008 compared to $32,393 in the first quarter of 2007. This reflects $67,166 in cash, net of cash acquired, used to acquire Cranium in January 2008. As a result of the final balance sheet adjustment, the purchase price decreased by approximately $2,100, which was recorded in other current assets at March 30, 2008. Additions to property, plant and equipment increased to $24,764 in 2008 compared to $19,289 in 2007.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Cash utilized by financing activities was $4,360 in the first quarter of 2008 compared to $48,308 in the first quarter of 2007. The decrease in net utilization reflects an increase in short-term borrowings in 2008 to fund repurchases of the Company’s common stock and the acquisition of Cranium. In addition, proceeds from stock option transactions decreased to $10,245 in the first quarter of 2008 compared to $32,215 in the first quarter of 2007 as a result of decreased stock option exercises attributed to the overall lower Company stock price during the first quarter of 2008 compared to the first quarter of 2007. Dividends paid increased to $22,917 in 2008 from $19,297 in 2007 due to an increase in the dividend rate, partially offset by a lesser amount of shares outstanding due to the Company’s share repurchase program. Cash payments related to purchases of the Company’s common stock increased to $151,997 in 2008 from $65,370 in 2007. In 2008 the Company repurchased 6,087 shares at an average price of $25.60. In the first quarter of 2008, the repurchase authorization of $500,000 adopted by the Board in August 2007 was fully utilized. In February 2008 the Company’s Board of Directors authorized the repurchase of an additional $500,000 of the Company’s common stock. At March 30, 2008, the Company had $453,809 remaining available under the February 2008 authorization.

The Company has a revolving credit agreement, which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000 up to a total committed facility of $500,000. The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended March 30, 2008. The Company had $160,000 outstanding under its committed revolving credit facility at March 30, 2008. In addition, the Company has letters of credit outstanding under this facility of $2,400.  Amounts available and unused under the committed line at March 30, 2008 were approximately $137,600.  The Company also has other uncommitted lines from various banks, of which approximately $32,298 was utilized at March 30, 2008.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a source of working capital. Based on the amount of eligible accounts receivable as of March 30, 2008, the Company had availability under this program to sell approximately $187,500, of which approximately $98,000 was utilized.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has principal amounts of long-term debt at March 30, 2008 of approximately $844,815 due at varying times through 2028. Of this amount, $135,092 is due in July 2008. The Company had letters of credit and other similar instruments of approximately $64,400 and purchase commitments of $302,392 outstanding at March 30, 2008. Contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 30, 2007, did not materially change outside of payments made in the normal course of business. The table detailed in the Company’s annual report on Form 10-K does not include certain tax liabilities recorded in accordance with FASB Interpretation No. 48 because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments related to this liability. These liabilities were $70,257 and $70,571 at March 30, 2008 and December 30, 2007, respectively, and are included as a component of other liabilities in the accompanying balance sheets.

At March 30, 2008, the Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021.  The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2007, this conversion feature was met and the bonds were convertible during the first quarter of 2008. There were no bonds converted during the first quarter of 2008. At March 30, 2008, this contingent feature was again met and the bonds will remain convertible through June 30, 2008, at which time the requirements of the conversion feature will be reevaluated. In addition, if the closing price of the Company's stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. The holders of these debentures may also put the notes back to Hasbro in December 2011 and December 2016 at the original principal amount.  At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company's discretion.  While the Company's current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash.

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
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

-------------------------------------------------------------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations, stock-based compensation and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 30, 2007.

FINANCIAL RISK MANAGEMENT

--------------------------------------------------

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Canadian dollar and Mexican peso and, to a lesser extent, currencies in Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2008, 2009 and 2010 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency.  The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.  The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.  The Company does not speculate in foreign currency exchange contracts. At March 30, 2008, these contracts had unrealized losses of $26,096, of which $15,135 are recorded in accrued liabilities and $10,961 are recorded in other liabilities. Included in accumulated other comprehensive income at March 30, 2008 are deferred losses, net of tax, of $22,644.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

At March 30, 2008, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $844,815. At March 30, 2008, the Company had fixed-for-floating interest rate swaps with notional amounts of $75,000. The interest rate swaps are designed to adjust a portion of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At March 30, 2008, these contracts had a fair value of $219, which was included in other current assets, with a corresponding fair value adjustment to increase the current portion of long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 30, 2008. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 30, 2007 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•

the Company's ability to manufacture, source and ship new and continuing products on a timely and cost-effective basis and customers' and consumers' acceptance of those products in quantities and at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of products;

•

economic and public health conditions in the various markets in which the Company and its customers and suppliers operate throughout the world, including factors which impact the retail market, disposable income or consumer demand for the Company's products or the Company's ability to manufacture and deliver products, higher fuel and other commodity prices, higher transportation costs and potential transportation delays, higher labor costs, currency fluctuations, political or economic instability and government regulation;

•

the concentration of the Company's customers;

•

the Company's ability to generate sales during the fourth quarter, particularly during the relatively brief holiday shopping season, which is the period in which the Company derives a substantial portion of its revenues;

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

•

concentration of manufacturing of many of the Company's products in the People's Republic of China and the associated impact to the Company of health conditions and other factors affecting social and economic activity in China, affecting the movement of people and products into and out of China, impacting the cost of producing products in China and the cost of exporting them to the Company’s other markets or affecting the exchange rates for the Chinese Renminbi, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured in China;

•

the costs of complying with product safety and consumer protection requirements worldwide, including the risk that greater regulation in the future may increase such costs, may require changes in the Company’s products and/or may impact the Company’s ability to sell some products in particular markets in the absence of making changes to such products;

•

the risk that one of the Company’s third-party manufacturers will not comply with the labor, consumer, product safety or other aspects of the Company’s Global Business Ethics Principles and that such noncompliance will not be immediately detected which could cause damage to the Company’s reputation, harm sales of its products and potentially create liability for the Company;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2008 12/31/07 - 1/27/08	1,800,000	$23.5864	1,800,000	$67,145,434
February 2008 1/28/08 - 3/2/08	2,298,500	$26.1996	2,298,500	$506,925,624
March 2008 3/3/08 - 3/30/08	1,988,300	$26.7145	1,988,300	$453,809,157
Total	6,086,800	$25.5950	6,086,800	$453,809,157

In August 2007 the Company’s Board of Directors authorized the repurchase of up to $500 million in common stock after two previous authorizations dated May 2005 and July 2006 of $350 million each were fully utilized. This authorization was fully utilized in February 2008. In February 2008 the Company’s Board of Directors authorized the repurchase of up to an additional $500 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

           None.

Item 6. Exhibits.

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

10.1	Hasbro, Inc. 2008 Management Incentive Plan

10.2	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan.

10.3	Form of Contingent Stock Performance Award under the 2003 Stock Incentive Performance Plan.

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended March 30, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: May 2 , 2008	By: /s/ David D.R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Executive Vice President, Finance
and Global Operations and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 30, 2008

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

4.2

Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b) (i) to the Company’s Annual Report on Form 10-K for the year ended December 26, 1999, File No. 1-6682.)

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

4.7

First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-6682.)

4.8

Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent. (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

10.1	Hasbro, Inc. 2008 Management Incentive Plan

10.2	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan

10.3	Form of Contingent Stock Performance Award under the 2003 Stock Incentive Performance Plan

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended March 30, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.