Form 10-Q
period 2008-06-29
HASBRO INC
filed 2008-08-01
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes or No X

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 21, 2008 was 141,075,782.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 29,	July 1,	Dec. 30,
Assets	2008	2007	2007
	---------	---------	---------
Current assets
Cash and cash equivalents	$594,621	525,573	774,458
Accounts receivable, less allowance
for doubtful accounts of $33,800,
$29,900 and $30,600	562,502	417,687	654,789
Inventories	375,033	352,457	259,081
Deferred income taxes	61,363	78,978	53,040
Prepaid expenses and other current assets	125,837	159,251	146,872
	--------------	--------------	--------------
Total current assets	1,719,356	1,533,946	1,888,240

Property, plant and equipment, less accumulated
depreciation of $423,500, $391,000 and
$401,300	210,641	184,905	187,960
	--------------	--------------	--------------

Other assets
Goodwill	481,569	470,648	471,177
Other intangibles, less accumulated amortization
of $764,100, $694,000 and $726,200	608,095	497,410	486,232
Other	185,650	222,035	203,454
	--------------	--------------	--------------
Total other assets	1,275,314	1,190,093	1,160,863
	--------------	--------------	--------------

Total assets	$3,205,311	2,908,944	3,237,063
	========	========	========

(continued)

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 29,	July 1,	Dec. 30,
Liabilities and Shareholders' Equity	2008	2007	2007
	---------	---------	---------
Current liabilities
Short-term borrowings	$192,941	89,051	10,201
Current portion of long-term debt	135,127	-	135,348
Accounts payable	183,280	162,181	186,202
Accrued liabilities	427,714	368,128	555,920
	--------------	--------------	--------------
Total current liabilities	939,062	619,360	887,671

Long-term debt, excluding current portion	709,723	494,658	709,723
Other liabilities	248,309	247,982	254,577
	--------------	--------------	--------------
Total liabilities	1,897,094	1,362,000	1,851,971
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	413,186	349,904	369,092
Retained earnings	2,280,671	2,012,833	2,261,561
Accumulated other comprehensive earnings	80,113	26,254	74,938
Treasury stock, at cost; 68,625,181 shares at
June 29, 2008, 48,617,472 at July 1, 2007
and 64,487,616 at December 30, 2007	(1,570,600)	(946,894)	(1,425,346)
	--------------	--------------	--------------
Total shareholders' equity	1,308,217	1,546,944	1,385,092
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,205,311	2,908,944	3,237,063
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	-------------------	------------------	-------------------	-------------------
Net revenues	$784,286	691,408	1,488,506	1,316,675
Cost of sales	308,222	273,212	579,383	516,664
	------------	------------	------------	------------
Gross profit	476,064	418,196	909,123	800,011
	------------	------------	------------	------------
Expenses
Amortization	20,644	17,574	39,082	35,532
Royalties	68,167	62,524	126,589	112,784
Research and product development	45,432	38,787	87,202	74,097
Advertising	86,234	78,995	163,217	146,630
Selling, distribution and administration	190,078	164,539	366,271	321,464
	------------	------------	------------	------------
Total expenses	410,555	362,419	782,361	690,507
	------------	------------	------------	------------
Operating profit	65,509	55,777	126,762	109,504
	------------	------------	------------	------------
Nonoperating (income) expense
Interest expense	12,950	6,661	24,378	12,845
Interest income	(4,432)	(10,010)	(12,138)	(18,948)
Other expense, net	1,706	37,165	3,567	44,046
	------------	------------	------------	------------
Total nonoperating expense	10,224	33,816	15,807	37,943
	------------	------------	------------	------------
Earnings before income taxes	55,285	21,961	110,955	71,561
Income taxes	17,799	17,160	35,999	33,870
	------------	------------	------------	------------
Net earnings	$37,486	4,801	74,956	37,691
	=======	=======	=======	=======

Net earnings per common share
Basic	$0.27	0.03	0.53	0.23
	=======	=======	=======	=======
Diluted	$0.25	0.03	0.50	0.23
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.20	0.16	0.40	0.32
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Six Months Ended
	--------------------------------------
	June 29, 2008	July 1, 2007
	-------------------	------------------
Cash flows from operating activities
Net earnings	$74,956	37,691
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization of plant and equipment	35,772	38,624
Other amortization	39,082	35,532
Change in fair value of liabilities potentially settleable
in common stock	-	44,370
Deferred income taxes	(3,502)	1,395
Stock-based compensation	18,408	15,024
Change in operating assets and liabilities:
Decrease in accounts receivable	109,453	139,908
Increase in inventories	(103,372)	(145,178)
Decrease in prepaid expenses and other current assets	42,661	41,042
Decrease in accounts payable and accrued liabilities	(186,263)	(124,336)
Other, including long-term portion of royalty advances	(4,415)	(55,168)
	------------	------------
Net cash provided by operating activities	22,780	28,904
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(55,177)	(40,880)
Investments and acquisitions, net of cash acquired	(154,757)	-
Purchases of short-term investments	(42,000)	(15,000)
Proceeds from sales of short-term investments	42,000	15,000
Other	(5,858)	1,026
	------------	------------
Net cash utilized by investing activities	(215,792)	(39,854)
	------------	------------
Cash flows from financing activities
Net proceeds of other short-term borrowings	182,859	78,350
Purchases of common stock	(210,245)	(93,778)
Purchase of warrants	-	(200,000)
Stock option transactions	74,596	65,881
Excess tax benefits from stock-based compensation	13,425	14,225
Dividends paid	(50,866)	(44,923)
	------------	------------
Net cash provided (utilized) by financing activities	9,769	(180,245)
	------------	------------
Effect of exchange rate changes on cash	3,406	1,368
	------------	------------
Decrease in cash and cash equivalents	(179,837)	(189,827)
Cash and cash equivalents at beginning of year	774,458	715,400
	------------	------------
Cash and cash equivalents at end of period	$594,621	525,573
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	------------------------------------
	June 29, 2008	July 1, 2007
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$ 24,555	11,831
Income taxes	$ 18,881	40,855

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	-------------------	------------------	-------------------	-------------------
Net earnings	$37,486	4,801	74,956	37,691
Other comprehensive earnings (loss)	(1,909)	6,904	5,175	7,289
	----------	----------	----------	----------
Total comprehensive earnings	$35,577	11,705	80,131	44,980
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of June 29, 2008 and July 1, 2007, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarterly and year to date periods ended June 29, 2008 and July 1, 2007 are 13-week and 26-week periods, respectively.

The results of operations for the quarter ended June 29, 2008 are not necessarily indicative of results to be expected for the full year.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Net earnings per share data for the fiscal quarters and six months ended June 29, 2008 and July 1, 2007 were computed as follows:

	2008		2007
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 37,486	37,486	4,801	4,801
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	1,059	-	-
	------------	------------	------------	------------
Adjusted net earnings	$ 37,486	38,545	4,801	4,801
	=======	=======	=======	=======

Average shares outstanding	140,246	140,246	160,398	160,398
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	-
Options and warrants	-	3,269	-	4,245
	------------	------------	------------	------------
Equivalent shares	140,246	155,081	160,398	164,643
	=======	=======	=======	=======

Net earnings per common share	$ 0.27	0.25	0.03	0.03
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2008		2007
	-----------------		-----------------
Six Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 74,956	74,956	37,691	37,691
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	2,118	-	2,130
	------------	------------	------------	------------
Adjusted net earnings	$ 74,956	77,074	37,691	39,821
	=======	=======	=======	=======

Average shares outstanding	141,311	141,311	160,661	160,661
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,569
Options and warrants	-	2,818	-	4,206
	------------	------------	------------	------------
Equivalent shares	141,311	155,695	160,661	176,436
	=======	=======	=======	=======

Net earnings per common share	$ 0.53	0.50	0.23	0.23
	=======	=======	=======	=======

Certain warrants containing a put feature that could be settled in cash or common stock were required to be accounted for as a liability at fair value. These warrants were repurchased by the Company in May of 2007.  Prior to their repurchase, the Company was required to assess if these warrants, classified as a liability, had a more dilutive impact on earnings per share when treated as an equity contract. For the quarter and six months ended July 1, 2007, the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability. If the warrants had been treated as an equity contract, 3,143 and 3,853 shares would have been included in dilutive shares for the quarter and six months ended July 1, 2007, respectively, with a corresponding adjustment to add back the related expense of $36,450 and $44,370, respectively, to reported net earnings.

For the quarter and six months ended June 29, 2008 and the six months ended July 1, 2007, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion. For the quarter ended July 1, 2007, the effect of the Company’s contingent convertible debt was antidilutive. Had the effect of the convertible debt been dilutive, 11,567 shares would have been included in dilutive shares and interest expense, net of tax, of $1,065 would have been added back to net earnings to calculate diluted earnings per share for the quarter ended July 1, 2007.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For the quarters ended June 29, 2008 and July 1, 2007, options to acquire shares totaling 2,124 and 3,857, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six-month periods ended June 29, 2008 and July 1, 2007, 4,446 and 2,770 options to acquire shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other comprehensive earnings (loss) for the quarters and six months ended June 29, 2008 and July 1, 2007 consist of the following:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	---------	---------	---------	---------
Foreign currency translation adjustments	$5,116	10,327	24,664	12,738
Changes in value of available-for-sale securities, net of tax	(1,041)	88	(1,941)	(1,074)
Net losses on cash flow hedging activities, net of tax	(7,913)	(3,974)	(22,373)	(4,758)
Reclassifications to earnings, net of tax	1,929	463	4,825	383
	----------	----------	----------	----------
Other comprehensive earnings (loss)	$(1,909)	6,904	5,175	7,289
	======	======	======	======

The reclassification adjustment from other comprehensive earnings to net earnings of $383 for the six months ended July 1, 2007 includes a realized gain of $(664) on the sale of available-for-sale securities. The reclassification adjustments for the quarter and six months ended June 29, 2008 and the quarter ended July 1, 2007, and the remainder of the reclassification adjustments for the six months ended July 1, 2007, represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. The losses on cash flow hedging derivatives for the quarter and six months ended July 1, 2007 include losses reclassified to earnings as the result of hedge ineffectiveness of $2 and $15, respectively. There were no reclassifications to earnings as a result of hedge ineffectiveness for the quarter and six months ended June 29, 2008. At June 29, 2008, the Company had recorded deferred losses on hedging instruments, net of tax, of $28,628 in accumulated other comprehensive earnings. These instruments hedge anticipated inventory purchases and other cross-border transactions through 2011. Of the amount included in accumulated other comprehensive earnings at June 29, 2008, the Company expects approximately $15,100 to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In the first quarter of 2007, in accordance with Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," the Company changed its measurement date for certain of its defined benefit pension plans and its postretirement plan from September 30 to the Company's fiscal year-end date. As a result of this change, the assets and liabilities of these plans were remeasured as of December 31, 2006, the 2006 fiscal year end date of the Company. This remeasurement resulted in an adjustment to accumulated other comprehensive earnings of $7,779 during the six month period ended July 1, 2007.

(4) The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Substantially all United States employees are covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees are based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. Effective at the end of December 2007, the Company froze pension benefits being accrued for its non-union employees in the United States. These pension benefits have been replaced by additional employer contributions to the Company’s defined contribution plan beginning in 2008. Pension coverage for employees of Hasbro's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans.

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and six months ended June 29, 2008 and July 1, 2007 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	-------	-------	-------	-------
Service cost	$1,217	3,265	143	149
Interest cost	5,417	5,115	516	526
Expected return on assets	(7,059)	(6,723)	-	-
Net amortization and deferrals	376	659	29	91
Curtailment loss	1,200	-	-	-
	--------	--------	--------	--------
Net periodic benefit cost	$1,151	2,316	688	766
	=====	=====	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Six Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	-------	-------	-------	-------
Service cost	$2,432	6,475	285	298
Interest cost	10,834	10,169	1,033	1,052
Expected return on assets	(14,117)	(13,428)	-	-
Net amortization and deferrals	751	1,315	58	182
Curtailment loss	1,200	-	-	-
	--------	--------	--------	--------
Net periodic benefit cost	$1,100	4,531	1,376	1,532
	=====	=====	=====	=====

During the first two quarters of fiscal 2008, the Company made cash contributions to its defined benefit pension plans of approximately $3,600. The Company expects to contribute approximately $5,600 during the remainder of fiscal 2008.

(5) The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and by international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2002.

The U.S. Internal Revenue Service has commenced an examination related to the 2004 and 2005 U.S. federal income tax returns. The Company is also under income tax examination in Mexico and in several other state and foreign jurisdictions. The ultimate resolution of the U.S. and Mexican examinations, as well as other matters that may be resolved in the next twelve months, is not yet determinable. In connection with the Mexican examinations for the years 2000 to 2002, the Company has received tax assessments related to transfer pricing which the Company is defending and it expects to be successful in sustaining its position. In order to continue the process of defending its position, the Company was required to guarantee the amount of the outstanding assessments, as is usual and customary in Mexico in these matters. Accordingly, bonds totaling $82,922 have been provided to the Mexican government, allowing the Company to defend its position.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(6) On December 31, 2007, the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities and No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The SFAS No. 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 157 and SFAS No. 159 did not have an impact on the Company’s consolidated balance sheet or statement of operations. SFAS No. 157 is not required to be adopted for certain non-financial assets and liabilities until the first day of fiscal 2009. The Company’s assets for which SFAS No. 157 was not adopted include the Company’s goodwill and property rights, including the property rights recorded in connection with the Company’s acquisition of Cranium, Inc. (see note 8) and Trivial Pursuit (see note 9).

At June 29, 2008, the Company had the following assets (liabilities) measured at fair value in its consolidated balance sheet:

		Fair Value Measurements at June 29, 2008 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
Available-for-sale securities	$ 6,521	731	-	5,790
Derivatives	(32,869)	-	(32,869)	-
	--------	-------	---------	-------
Total	$(26,348)	731	(32,869)	5,790
	=====	====	======	====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. The remaining available-for-sale securities consist of warrants to purchase common stock. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The Company’s derivatives are measured using inputs that are observable indirectly through corroboration with readily available market data, in this case foreign exchange and interest rates. The Company’s derivatives consist predominantly of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. A small portion of the Company’s derivatives represent interest rate swap contracts. The fair value of these contracts is determined by calculating the discounted cash flows of these contracts based on the current effective interest rates. There were no changes in these valuation techniques during the first six months of 2008.

The following is reconciliation of the beginning and ending balances of the fair value measurements of the Company’s available-for-sale securities that use significant unobservable inputs (Level 3):

Balance at December 30, 2007	$8,580
Loss included in other comprehensive income	(2,790)
--------
Balance at June 29, 2008	$5,790
=====

(7) Hasbro is a worldwide leader in children’s and family leisure time products and services, including toys, games and licensed products ranging from traditional to high-tech and digital. At the beginning of 2008, the Company reorganized the reporting structure of its operating segments and moved its Mexican operations, previously reported in the North American segment, to the International segment. As a result, the North American segment has been renamed the U.S. and Canada segment. In 2008, the Company’s segments include U.S. and Canada, International, and Global Operations. Segment data for 2007 has been reclassified to reflect the 2008 segment structure.

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

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2008, nor were those of the comparable 2007 periods representative of those actually experienced for the full year 2007. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters and six months ended June 29, 2008 and July 1, 2007 are as follows.

	Quarter Ended
	------------------
	June 29, 2008		July 1, 2007
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$467,663	3,757	421,873	2,931
International	293,688	-	255,174	130
Global Operations (a)	1,630	351,184	2,504	324,887
Other Segment	21,305	-	11,857	-
Corporate and Eliminations	-	(354,941)	-	(327,948)
	------------	------------	------------	------------
	$784,286	-	691,408	-
	=======	=======	=======	=======

	Six Months Ended
	------------------
	June 29, 2008		July 1, 2007
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$896,185	8,047	827,949	6,885
International	541,943	196	457,858	330
Global Operations (a)	2,787	600,647	3,846	593,042
Other Segment	47,591	-	27,022	-
Corporate and Eliminations	-	(608,890)	-	(600,257)
	------------	------------	------------	------------
	$1,488,506	-	1,316,675	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Six Months Ended --------------------------
Operating profit (loss)	June 29, 2008 -------	July 1, 2007 -------	June 29, 2008 -------	July 1, 2007 -------
U.S. and Canada	$43,693	35,544	81,004	81,294
International	13,978	15,348	27,005	13,548
Global Operations (a)	6,076	7,178	6,346	11,606
Other Segment	8,031	2,513	20,424	8,568
Corporate and Eliminations (b)	(6,269)	(4,806)	(8,017)	(5,512)
	-----------	-----------	------------	------------
	$65,509	55,777	126,762	109,504
	======	======	======	======

Total assets	June 29, 2008 -------------	July 1, 2007 -------------
U.S. and Canada	$3,286,806	3,088,096
International	1,158,196	946,274
Global Operations	1,319,888	1,135,870
Other Segment	233,772	143,718
Corporate and Eliminations (b)	(2,793,351)	(2,405,014)
	--------------	--------------
	$3,205,311	2,908,944
	========	========

(a)  The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b)  Certain intangible assets, primarily goodwill, which benefit operating segments are reflected as Corporate assets for segment reporting purposes. For application of SFAS No. 142, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any difference between actual and budgeted amounts is reflected in the Corporate segment.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and six month periods ended June 29, 2008 and July 1, 2007.

	Quarter Ended		Six Months Ended
	June 29, 2008 ---------	July 1, 2007 ---------	June 29, 2008 ---------	July 1, 2007 ---------
Boys' toys	$267,173	236,576	487,937	408,169
Games and puzzles	249,123	222,621	457,702	413,787
Girls' toys	122,834	99,382	267,799	216,602
Preschool toys	85,844	77,623	155,754	143,402
Tweens toys	44,441	42,243	90,851	97,197
Other	14,871	12,963	28,463	37,518
	------------	------------	--------------	--------------
Net revenues	$784,286	691,408	1,488,506	1,316,675
	=======	=======	========	========

(8) In January 2008 the Company acquired Cranium, Inc. (“Cranium”), a developer and marketer of children’s and adult board games, in order to supplement its existing game portfolio for a total cost of approximately $68,000. Based on the allocation of the purchase price, property rights related to acquired product lines of approximately $68,500 were recorded in the acquisition. These property rights are being amortized over a fifteen year life. Goodwill of approximately $9,800 was also recorded as a result of the transaction. The consolidated statement of operations of the Company for the six months ended June 29, 2008 includes the operations of Cranium from the closing date of January 25, 2008.

(9) In the second quarter of fiscal 2008, the Company purchased all of the intellectual property rights related to the Trivial Pursuit brand from Horn Abbot Ltd. and Horn Abbot International Limited (together the “Seller”) for a total cost of $80,800. Previous to this asset purchase, the Company licensed these rights from the Seller.  The cost was recorded as property rights and included in other intangibles. These property rights are being amortized over a fifteen year life.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet.  While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. In 2007 and the first six months of 2008, the Company had significant sales of products related to the Company's license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively "Marvel"), primarily due to the theatrical releases of SPIDER-MAN 3 in May 2007, IRON MAN in May 2008 and THE INCREDIBLE HULK in June 2008. In addition, the Company had significant sales in the first six months of 2008 of products related to the movie release of INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL in May 2008. During the remainder of 2008 the Company expects to continue to have significant revenues from entertainment-based licensed properties as well as products related to the theatrical release of STAR WARS: CLONE WARS and television programming based on TRANSFORMERS, SPIDER-MAN, and STAR WARS.

The Company's core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and TONKA, which have been successful over the long term.  The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time.  These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. During the first six months of 2008 the Company had strong sales of core brand products, namely TRANSFORMERS, LITTLEST PET SHOP, MY LITTLE PONY, PLAYSKOOL, MONOPOLY and NERF.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

While the Company's strategy has continued to focus on growing its core brands and developing innovative new products, it will continue to evaluate and enter into arrangements to license properties when the Company believes it is economically attractive. In 2006, the Company entered into a license agreement with Marvel to produce toys and games based on Marvel’s portfolio of characters.  The Company had significant sales of products related to this license during 2007, primarily due to the theatrical release of SPIDER-MAN 3 in May of 2007. The Company has also incurred royalty expenses on products based on the 2007 theatrical and DVD releases of TRANSFORMERS. While gross profits of theatrical entertainment-based products are generally higher than many of the Company's other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm's STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profits earned on these products.

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

While the Company remains committed to investing in the growth of its business, it also continues to be focused on reducing fixed costs through efficiencies and on profit improvement. Over the last 5 years the Company has improved its full year operating margin from 7.8% in 2002 to 13.5% in 2007. The Company reviews its operations on an ongoing basis and seeks to reduce its cost structure to promote efficiency. The Company is also investing to grow its business in emerging markets and digital gaming and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. For example, in January of 2008, the Company acquired Cranium, Inc., a developer and marketer of CRANIUM branded games and related products. In the second quarter of 2008, the Company acquired the rights to Trivial Pursuit, a brand which the Company had licensed on a long-term basis. Ownership of the rights will allow the Company to further leverage the brand in different mediums. In 2008 the Company expects to leverage revenue to offset the impact of these investments on its operating margins.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last three years, the Company's Board of Directors (the "Board”) has adopted four repurchase authorizations with a cumulative authorized repurchase amount of $1,700,000. After fully exhausting the prior three authorizations, the fourth authorization was approved on February 7, 2008 for $500,000. For the quarter and six months ended June 29, 2008, the Company invested $51,616 and $207,590, respectively, in the repurchase of 1,646 and 7,733 shares of common stock, respectively, in the open market. At June 29, 2008, the Company had $402,243 remaining under the February 2008 authorization. For the years ended 2007, 2006 and 2005, the Company invested $587,004, $456,744 and $48,030, respectively, in the repurchase of 20,795, 22,767 and 2,386 shares, respectively, in the open market. Also, in 2007, the Company paid $200,000 in cash to repurchase exercisable warrants to purchase 15,750 shares of the Company's common stock. The Company intends to opportunistically repurchase shares in the future subject to market conditions. In addition, in February 2008, the Company announced an increase in its quarterly dividend to $0.20 per share. This was the fifth consecutive year that the Board has increased the dividend.

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and six months ended June 29, 2008 and July 1, 2007.

	Quarter		Six Months
	2008	2007	2008	2007
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.3	39.5	38.9	39.2
	------------	------------	------------	------------
Gross profit	60.7	60.5	61.1	60.8
Amortization	2.6	2.5	2.6	2.7
Royalties	8.7	9.0	8.5	8.6
Research and product development	5.8	5.6	5.9	5.6
Advertising	11.0	11.5	11.0	11.1
Selling, distribution and administration	24.2	23.8	24.6	24.5
	------------	------------	------------	------------
Operating profit	8.4	8.1	8.5	8.3
Interest expense	1.6	1.0	1.6	1.0
Interest income	(0.5)	(1.5)	(0.8)	(1.4)
Other (income) expense, net	0.2	5.4	0.3	3.3
	------------	------------	------------	------------
Earnings before income taxes	7.1	3.2	7.4	5.4
Income taxes	2.3	2.5	2.4	2.5
	------------	------------	------------	------------
Net earnings	4.8%	0.7%	5.0%	2.9%
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

RESULTS OF OPERATIONS
-----------------------------------------
The quarterly and year to date periods ended June 29, 2008 and July 1, 2007 were 13-week and 26-week periods, respectively. Net earnings for the quarter and six months ended June 29, 2008 were $37,486 and $74,956, respectively, compared with net earnings of $4,801 and $37,691 for the respective periods of 2007. Basic earnings per share for the quarter and six months ended June 29, 2008 were $0.27 and $0.53 compared with basic earnings per share of $0.03 and $0.23 for the respective periods of 2007. Diluted earnings per share were $0.25 and $0.50 for the quarter and six months ended June 29, 2008, compared with diluted earnings per share of $0.03 and $0.23 for the respective periods in 2007.

Consolidated net revenues for the quarter ended June 29, 2008 increased 13% to $784,286 compared to $691,408 for the quarter ended July 1, 2007. For the six months ended June 29, 2008, consolidated net revenues were $1,488,506 compared to $1,316,675 for the six months ended July 1, 2007, an increase of 13%. Consolidated net revenues were positively impacted by foreign currency translation in the amount of $25,000 and $50,400 for the quarter and six months ended June 29, 2008, respectively, as the result of the weaker U.S. dollar in 2008. Operating profit for the quarter ended June 29, 2008 was $65,509 compared to $55,777 for the quarter ended July 1, 2007. Operating profit for the 2008 six-month period was $126,762 compared to an operating profit of $109,504 for the six-month period of 2007.

In January 2008 the Company acquired Cranium, Inc. (“Cranium”). The results of operations for the first six months of 2008 include the operations of Cranium from the acquisition closing date of January 25, 2008.

Most of the Company's revenues and operating profit are derived from its two principal segments: the U.S. and Canada segment and the International segment, which are discussed in detail below. The following table presents net revenues and operating profit data for the Company's two principal segments for the quarters and six months ended June 29, 2008 and July 1, 2007.

	Quarter			Six Months
			%			%
	2008	2007	Change	2008	2007	Change
	----------	------------	----------	-------------	------------	----------
Net Revenues
U.S. and Canada segment	$467,663	421,873	11%	896,185	827,949	8%
International segment	293,688	255,174	15%	541,943	457,858	18%

Operating Profit
U.S. and Canada segment	$ 43,693	35,544	23%	81,004	81,294	0%
International segment	13,978	15,348	-9%	27,005	13,548	99%

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

U.S. AND CANADA SEGMENT
The U.S. and Canada segment’s net revenues for the quarter ended June 29, 2008 increased 11% to $467,663 from $421,873 for the quarter ended July 1, 2007. Net revenues for the six months ended June 29, 2008 increased 8% to $896,185 from $827,949 for the six months ended July 1, 2007. The increase in both the quarter and six month period was primarily due to higher revenues in the boys’ toys category. Increased revenue from boys’ toys in the quarter and six month periods was driven by increased sales of STAR WARS and INDIANA JONES products. Sales of TRANSFORMERS products increased overall for the six-month period ended June 29, 2008, but decreased in the second quarter of 2008 compared to 2007 as a result of the significant sales recognized in the prior year as a result of the movie release. While revenue for the Company as a whole related to MARVEL products marginally declined in the quarter, revenues from MARVEL products in the U.S. and Canada segment increased as the result of the theatrical releases of IRON MAN and THE INCREDIBLE HULK but decreased for the six month period as the result of the significant sales of products in the prior year related to the theatrical release of SPIDER-MAN 3. The increase in revenues for the quarter and six months was also due to increased sales in the games and puzzles category primarily as a result of increased sales of DUEL MASTERS, and to a lesser extent increased sales of MONOPOLY, TRIVIAL PURSUIT and the impact of Cranium. Revenues from the girls’ toys category decreased for the second quarter of 2008 but increased for the first six months of 2008. Revenues from the girls’ toys category were positively impacted by increased sales of EASY BAKE OVEN for the quarter and six months, while revenues from LITTLEST PET SHOP increased for the six months but decreased in the second quarter. Revenues from the preschool and tweens categories decreased for the first six months of 2008 primarily due to decreased sales of Playskool and I-DOG products, respectively, but were flat for the second quarter of 2008.

U.S. and Canada segment operating profit increased to $43,693 for the quarter ended June 29, 2008 compared to $35,544 for the quarter ended July 1, 2007. For the six months ended June 29, 2008, U.S. and Canada segment operating profit remained flat at $81,004 compared to $81,294 for the six months ended July 1, 2007. Gross profits for both the quarter and six months increased as a result of the higher revenues discussed above. Gross profit for the quarter and six month periods ended July 1, 2007 was negatively impacted by approximately $10,400 of charges related to the July 2007 EASY BAKE OVEN recall. The increases in gross profit were partially offset in the quarter and fully offset in the six months by increased operating expenses, primarily increased product development as a result of increased investment in the Company’s digital initiative related to its Wizards of the Coast subsidiary, and higher royalty expense resulting from increased sales of entertainment-based products. To a lesser extent, operating profit was also negatively impacted by increased amortization and selling, distribution and administrative expense. Amortization expenses increased as a result of the acquisition of Cranium and the purchase of intellectual property rights related to Trivial Pursuit. Increased shipping and distribution costs reflect both increased sales volume and higher transportation costs.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

INTERNATIONAL
International segment net revenues increased by 15% to $293,688 for the quarter ended June 29, 2008 from $255,174 for the quarter ended July 1, 2007. Net revenues for the six months ended June 29, 2008 increased 18% to $541,943 from $457,858 for the six months ended July 1, 2007. For the quarter and six months ended June 29, 2008, International segment net revenues were positively impacted by currency translation of approximately $23,400 and $45,400, respectively, as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, International segment net revenues increased 6% in local currency for the second quarter of 2008 and 8% in local currency for the first six months of 2008. The increase in local currency net revenues was primarily the result of increased product sales in the girls’ toys and preschool categories, primarily relating to LITTLEST PET SHOP and IN THE NIGHT GARDEN products, respectively. Net revenues were also positively impacted by increased sales in the games and puzzles category, primarily as a result of increased sales of traditional board games including MONOPOLY. Net revenues in the boys’ toys category remained flat for the six month period and decreased for the quarter. Increases in boys’ toys net revenues as a result of sales of INDIANA JONES products were more than offset by lower revenues from MARVEL and TRANSFORMERS products in the quarter and MARVEL products in the six month period. Revenues for the tweens category increased for the quarter and six months primarily as a result of increased sales of NERF products. Revenues in the tweens category were also positively impacted in the six month period as a result of increased sales of SUPERSOAKER.

International segment operating profit decreased to $13,978 for the quarter ended June 29, 2008 compared to $15,348 for the quarter ended July 1, 2007. For the six months ended June 29, 2008 operating profit increased to $27,005 from $13,548 in 2007. For the quarter and six months ended June 29, 2008, International segment operating profits were positively impacted by currency translation of approximately $300 and $1,100, respectively, as the result of the weaker U.S. dollar. Absent the impact of foreign exchange, the decrease in International segment operating profit for the quarter is primarily due to higher marketing and sales and administration costs related to the Company’s increased investments in emerging markets. The increase in operating profit for the six months was due to the higher revenues discussed above, partially offset by increased investments in emerging markets as well as higher advertising and promotional expenses in the first six months of 2008. International operating profit in the six months ended June 29, 2008 was also positively impacted by the recognition of a pension surplus in the United Kingdom.

GROSS PROFIT
-----------------------
The Company's gross profit margin increased to 60.7% for the quarter ended June 29, 2008 from 60.5% for the quarter ended July 1, 2007 while gross margin for the six months ended June 29, 2008 increased to 61.1% from 60.8% in the comparable period of 2007. This increase was due to changes in both revenue and product mix primarily due to the positive impact from increased royalty income and higher sales of licensed products. Although licensed products generally carry a higher gross margin, the increased gross margin is largely offset by higher royalty expense associated with these products. Increased costs of sales in 2008 as a result of higher commodity prices, mainly oil, were largely offset by cost saving initiatives and an increase in the pricing of certain of the Company’s products.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and six-month periods ended June 29, 2008 and July 1, 2007.

	Quarter -----------		Six Months ------------------
	2008	2007	2008	2007
	-----------	-----------	------------	------------
Amortization	2.6%	2.5%	2.6%	2.7%
Royalties	8.7	9.0	8.5	8.6
Research and product development	5.8	5.6	5.9	5.6
Advertising	11.0	11.5	11.0	11.1
Selling, distribution and administration	24.2	23.8	24.6	24.5

Amortization expense increased to $20,644, or 2.6% of net revenues in the second quarter of 2008 from $17,574, or 2.5% of net revenues in the second quarter of 2007. For the six months ended June 29, 2008, amortization expense was $39,082 or 2.6% of net revenues compared to $35,532 or 2.7% of net revenues for the six months ended July 1, 2007. The increase for the quarter and six months is primarily the result of the acquisition of Cranium in January 2008 and the purchase of the intellectual property rights related to Trivial Pursuit in the second fiscal quarter of 2008. Property rights of $68,500 and $80,800 were recorded as a result of the Cranium acquisition and the purchase of Trivial Pursuit, respectively, and are each being amortized over fifteen years.

Royalty expense for the quarter ended June 29, 2008 increased in dollars to $68,167, or 8.7% of net revenues from $62,524, or 9.0% of net revenues in the second quarter of 2007.  Royalty expense for the six months ended June 29, 2008 increased in dollars to $126,589, or 8.5% of net revenues from $112,784, or 8.6% of net revenues for the comparable period of 2007. The increase in dollars for the quarter and six-month periods is the result of increased sales of entertainment-based products. The increase in dollars also reflects the impact of foreign exchange.

Research and product development expenses for the quarter ended June 29, 2008 were $45,432, or 5.8% of net revenues compared to $38,787 or 5.6% of net revenues for the quarter ended July 1, 2007. For the six months ended June 29, 2008 research and product development expense was $87,202, or 5.9% of net revenues compared to $74,097 or 5.6% of net revenues in the comparable period of 2007. The increase for the quarter and six months reflects higher investments in the Company’s core brands, increased expenditures relating to the Company’s digital initiatives, as well as additional expenses as a result of the Company’s Cranium acquisition.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

For the quarter ended June 29, 2008, advertising expenses were $86,234, or 11.0% of net revenues compared to $78,995, or 11.5% of net revenues for the quarter ended July 1, 2007. For the six months ended June 29, 2008, advertising expense was $163,217, or 11.0% of net revenues compared to $146,630, or 11.1% of net revenues for the comparable period of 2007. The increase in dollars for the quarter and six months is primarily the result of the impact of foreign exchange as well as increased spending to support the growth of the business.

For the quarter ended June 29, 2008, the Company's selling, distribution and administration expenses were $190,078 or 24.2% of net revenues compared to $164,539 or 23.8% of net revenues in the quarter ended July 1, 2007. For the six months ended June 29, 2008, the Company's selling, distribution and administration expenses were $366,271 or 24.6% of net revenues compared to $321,464 or 24.5% of net revenues in the six months ended July 1, 2007.  The increase for the quarter and six months reflects increased sales and marketing expenses to support the growth in the business; increased investment in the expansion into emerging markets, including Brazil, China, Russia and the Czech Republic; increased investment in the Company’s digital strategy, including the digital initiative related to its Wizards of the Coast subsidiary and its agreement with EA; the impact of foreign exchange; and increased shipping and distribution costs associated with both increased revenues and higher transportation costs. Selling, distribution and administration expenses for the six month period ended June 29, 2008 were positively impacted by the recognition of a pension surplus in the United Kingdom.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the second quarter of 2008 was $12,950 compared with $6,661 in the second quarter of 2007. For the six months ended June 29, 2008 interest expense increased to $24,378 from $12,845 in 2007. The increase for the quarter and six months was primarily the result of higher average borrowings in the first half of 2008 as a result of the issuance of $350,000 of notes in September 2007 as well as increased short-term borrowings to fund the Company’s share repurchases, acquisition of Cranium, and the purchase of the intellectual property rights related to the Trivial Pursuit brand.

Interest income for the quarter ended June 29, 2008 was $4,432 compared to $10,010 for the quarter ended July 1, 2007. Interest income for the six months ended June 29, 2008 was $12,138 compared to $18,948 in 2007. Interest income for the quarter and six months ended July 1, 2007 included amounts related to an IRS tax settlement of the years 1998 through 2001. The decrease in interest income for the quarter and six months was primarily the result of lower returns on invested cash, partially offset by higher average cash balances.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Other expense, net, was $1,706 for the second quarter of 2008, compared to $37,165 for the second quarter of 2007. For the six-month periods, other expense, net was $3,567 in 2008 compared to $44,046 in 2007. Other expense, net, for the quarter and six months ended July 1, 2007 included charges of $36,450 and $44,370, respectively, related to the increase in the fair value of certain warrants required to be classified as a liability. These warrants were required to be adjusted to their fair value each quarter through earnings. The Company repurchased these warrants in May of 2007.

INCOME TAXES
-----------------------

Income tax expense for the quarter ended June 29, 2008 was $17,799 on pretax earnings of $55,285 compared to income tax expense of $17,160 on pretax earnings of $21,961 for the quarter ended July 1, 2007.  Income tax expense for the six months ended June 29, 2008 was $35,999 on pretax earnings of $110,955 compared to $33,870 on pretax earnings of $71,561 for the six months ended July 1, 2007.  The tax rates for both 2008 and 2007 are impacted by certain discrete tax events, primarily the accrual of potential interest and penalties on uncertain tax positions. The tax rates for the quarter and six months ended July 1, 2007 are also impacted by the effect of the adjustment of certain warrants to their fair value, which had no tax effect.  Absent these items the tax rate for the quarter and six months ended June 29, 2008 would have been 31.3% and the tax rate for the quarter and six months ended July 1, 2007 would have been 28.3% and 28.1%, respectively.

The adjusted 2007 full year income tax rate was 30.5% which excludes certain discrete events, the accrual for potential interest and penalties on uncertain tax positions, and the effect of the adjustment of certain warrants to their fair value.  The increase in the adjusted rate for the full year 2007 of 30.5% to 31.3% in 2008 is primarily due to the impact of higher expected earnings in tax jurisdictions with higher statutory tax rates.

OTHER INFORMATION
---------------------------------
The Company's revenue pattern continues to show the second half of the year, and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year.  In years where the Company introduces products in the first half of the year tied to major motion picture releases, such as in 2007 with the releases of SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007, this concentration is not expected to be as pronounced due to the higher level of sales that occur around the time of the motion picture theatrical release. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Unshipped orders at June 29, 2008 and July 1, 2007 were approximately $893,900 and $705,800, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, (“SFAS 160”), which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders’ equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity.  This Statement is required to be applied prospectively after the beginning of fiscal 2009, although the presentation and disclosure requirements are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS No. 160 to have an impact on its consolidated balance sheet or results of operations.

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
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations.  In 2007, the Company primarily funded its operations and short-term liquidity needs through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its unsecured credit facilities. During 2008, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for 2008.

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

Cash flows provided by operating activities were $22,780 and $28,904 for the six months ended June 29, 2008 and July 1, 2007, respectively.

Accounts receivable increased to $562,502 at June 29, 2008 from $417,687 at July 1, 2007. Days sales outstanding increased to 65 days at June 29, 2008 compared to 54 days at July 1, 2007. The increases in accounts receivable and days sales outstanding primarily reflect a reduction in the utilization of the Company’s securitization facility due to the fact that the Company’s revolving line of credit offered a more cost-effective method of financing in the second quarter. In addition, approximately $26,000 of the increase in accounts receivable relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Inventories increased to $375,033 at June 29, 2008 from $352,457 at July 1, 2007. The majority of this increase, approximately $18,200, is the result of higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Prepaid expenses decreased to $125,837 at June 29, 2008 compared to $159,251 at July 1, 2007. This decrease is primarily due to utilization of some of the MARVEL and Lucas prepaid royalty advances. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. Each reporting period, the Company reflects as current assets the amount of prepaid royalties it expects to recognize in the statement of operations in the upcoming twelve months. The decrease in prepaid royalties is partially offset by an increase of approximately $6,400 as a result of higher translation of international balances due to the currency impact of the weaker U.S. dollar.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Accounts payable and accrued expenses increased to $610,994 at June 29, 2008 from $530,309 at July 1, 2007. This increase was primarily the result of increases in current deferred revenue related to the Company’s licensing agreement with EA and higher accounts payable due to increased expenses in the quarter ended June 29, 2008 resulting from the growth of the Company’s business. In addition, approximately $25,200 of the increase accounts payable and accrued expenses relates to higher translation of international balances due to the currency impact of the weaker U.S. dollar.

Collectively, property, plant and equipment and other assets at June 29, 2008 increased $110,957 from July 1, 2007. The increase is primarily the result of an increase in intangible assets and goodwill of $121,606 mainly reflecting the purchase of intellectual property rights related to the Trivial Pursuit brand for a total cost of $80,800 and the acquisition of Cranium which resulted in $68,500 in property rights related to acquired product lines as well as goodwill of approximately $9,800. These increases were partially offset by amortization. The increase in intangible assets and goodwill was partially offset by a decrease in other non-current assets primarily as a result of a decrease in the long-term portion of the prepaid royalty advances related to MARVEL and Lucas. As of June 29, 2008, all of the remaining Lucas royalty advance was classified as current and recorded in prepaid expenses and other current assets.

At June 29, 2008, cash and cash equivalents, net of short-term borrowings, were $401,680 compared to $436,522 at July 1, 2007. This decrease reflects cash expenditures of approximately $700,800 to repurchase shares of the Company’s common stock, $65,153 in cash used to acquire Cranium in January of 2008, $80,800 in cash used to purchase the intellectual property rights related to the Trivial Pursuit brand in the second quarter of fiscal 2008, and dividends paid of approximately $100,000. These decreases were almost entirely offset by cash generated from operations and increased cash as the result of the issuance of $350,000 of long-term notes in September 2007.

Cash utilized by investing activities was $215,792 in 2008 compared to $39,854 in 2007. The 2008 utilization includes the Company’s purchase of the intellectual property rights related to the Trivial Pursuit brand for a total cost of $80,800 in the second quarter of fiscal 2008 as well as $65,153 in cash, net of cash acquired, to acquire Cranium in January 2008. Additions to property, plant and equipment increased to $55,177 in 2008 compared to $40,880 in 2007.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Cash provided by financing activities was $9,769 in 2008 compared to cash utilized of $180,245 in 2007. The 2007 amount reflects a utilization of $200,000 to repurchase certain warrants under a call provision of the amended warrant agreement. Treasury share repurchases increased to $210,245 in the first six months of 2008 compared to $93,778 in the first six months of 2007. This increase was offset by an increase in short-term borrowings in 2008 to $182,859 from $78,350 in 2007. In addition, proceeds from stock option transactions increased to $74,596 in the first six months of 2008 compared to $65,881 in the comparable period of 2007 as a result of increased stock option exercises attributed to the overall higher Company stock price during the first six months of 2008 compared to the first six months of 2007. Dividends paid increased to $50,866 in 2008 from $44,923 in 2007 due to an increase in the dividend rate, partially offset by a lesser amount of shares outstanding due to the Company’s share repurchase program. As noted above, cash payments related to purchases of the Company’s common stock increased to $210,245 in 2008 from $93,778 in 2007. In 2008 the Company repurchased 7,733 shares at an average price of $26.82. In the first quarter of 2008, the repurchase authorization of $500,000 adopted by the Board in August 2007 was fully utilized. In February 2008 the Company’s Board of Directors authorized the repurchase of an additional $500,000 of the Company’s common stock. At June 29, 2008, the Company had $402,243 remaining available under the February 2008 authorization.

The Company has a revolving credit agreement, which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000 up to a total committed facility of $500,000. The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended June 29, 2008. The Company had $185,000 outstanding under its committed revolving credit facility at June 29, 2008. In addition, the Company has letters of credit outstanding under this facility of approximately $2,400.  Amounts available and unused under the committed line at June 29, 2008 were approximately $112,600. The Company also has other uncommitted lines from various banks, of which approximately $27,600 was utilized at June 29, 2008.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a source of working capital. Based on the amount of eligible accounts receivable as of June 29, 2008, the Company had availability under this program to sell approximately $135,200, of which approximately $85,100 was utilized.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has principal amounts of long-term debt at June 29, 2008 of approximately $844,815 due at varying times through 2028. Of this amount, $135,092 was due and was repaid in July 2008. The Company had letters of credit and other similar instruments of approximately $105,000 and purchase commitments of $470,421 outstanding at June 29, 2008. Letters of credit and similar instruments include $82,922 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing and the Company is defending and expects to be successful in sustaining its position.

Contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 30, 2007, did not materially change outside of payments made in the normal course of business. The table detailed in the Company’s annual report on Form 10-K does not include certain tax liabilities recorded in accordance with FASB Interpretation No. 48 because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments related to these liabilities. These liabilities were $71,991 and $70,571 at June 29, 2008 and December 30, 2007, respectively, and are included as a component of other liabilities in the accompanying balance sheets.

At June 29, 2008, the Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations.  If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2007 and March 31, 2008, this conversion feature was met and the bonds were convertible during the first six months of 2008. There were no bonds converted during the first six months of 2008. At June 30, 2008, this contingent feature was again met and the bonds will remain convertible through September 30, 2008, at which time the requirements of the conversion feature will be reevaluated. In addition, if the closing price of the Company's stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. The holders of these debentures may also put the notes back to Hasbro in December 2011 and December 2016 at the original principal amount.  At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company's discretion.  While the Company's current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2008 through 2011 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency.  The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.  The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet.  The Company does not speculate in foreign currency exchange contracts. At June 29, 2008, these contracts had unrealized losses of $32,904, of which $17,443 are recorded in accrued liabilities and $15,461 are recorded in other liabilities. Included in accumulated other comprehensive income at June 29, 2008 are deferred losses, net of tax, of $28,628.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

At June 29, 2008, the Company had fixed rate long-term debt, including current portions and excluding fair value adjustments, of $844,815. At June 29, 2008, the Company had fixed-for-floating interest rate swaps with notional amounts of $75,000. The interest rate swaps are designed to adjust a portion of the Company's debt subject to a fixed interest rate. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At June 29, 2008, these contracts had a fair value of $35, which was included in other current assets, with a corresponding fair value adjustment to increase the current portion of long-term debt. These contracts expired in July 2008 with the maturity of the long-term debt to which they were matched.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 29, 2008. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001 and 2002. These tax assessments are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has entered an Administrative Appeal contesting the 2000 and 2001 assessments and on June 3, 2008 the Company filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2002 assessment. The Company expects to be successful in sustaining its position. However, in order to challenge these outstanding tax assessments, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post a bond and accordingly, bonds totaling $82,922,000 have been posted. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them.

We are currently party to certain other legal proceedings, none of which we believe to be material to our business or financial condition.

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

•

the inventory policies of the Company's retail customers, including the concentration of the Company's revenues in the second half and fourth quarter of the year, together with the increased reliance by retailers on quick response inventory management techniques, which increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2008 3/31/08 - 4/27/08	1,350,000	$30.5952	1,350,000	$412,505,652
May 2008 4/28/08 - 6/1/08	296,000	$34.6707	296,000	$402,243,132
June 2008 6/2/08 – 6/29/08	-	-	-	$402,243,132
Total	1,646,000	$31.3281	1,646,000	$402,243,132

In February 2008 the Company’s Board of Directors authorized the repurchase of up to $500 million in common stock after three previous authorizations dated May 2005, July 2006 and August 2007 with a cumulative authorized repurchase amount of $1,200,000 were fully utilized. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders on May 22, 2008 (the "Annual Meeting"), the Company's shareholders elected the following persons to the Board of Directors of the Company by the following votes: Basil L. Anderson (122,057,515 votes for, 2,315,859 votes withheld), Alan R. Batkin (121,110,268 votes for, 3,263,106 votes withheld), Frank J. Biondi, Jr. (120,889,164 votes for, 3,484,210 votes withheld), Kenneth A. Bronfin (123,056,335 votes for, 1,317,039 votes withheld), John M. Connors, Jr. (121,582,338 votes for, 2,791,036 votes withheld), Michael W.O. Garrett (122,120,578 votes for, 2,252,796 votes withheld), E. Gordon Gee (122,236,016 votes for, 2,137,358 votes withheld), Brian Goldner (123,057,511 votes for, 1,315,863 votes withheld), Jack M. Greenberg (122,225,409 votes for, 2,147,965 votes withheld), Alan G. Hassenfeld (122,441,402 votes for, 1,931,972 votes withheld), Edward M. Philip (122,192,254 votes for, 2,181,120 votes withheld), Paula Stern (122,444,648 votes for, 1,928,726 votes withheld), and Alfred J. Verrecchia (121,148,833 votes for, 3,224,541 votes withheld).

At the Annual Meeting, the Company's shareholders also approved the ratification of the selection of KPMG LLP as the Company's independent registered public accounting firm for the 2008 fiscal year by a vote of 119,869,753 votes for and 3,346,696 against, while 1,156,925 shares abstained.

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

10.1

Amended and Restated Employment Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 27, 2008, File No. 1-6682.)

10.2	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner.

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended June 29, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: August 1 , 2008	By: /s/ David D. R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Chief Operating Officer and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 29, 2008

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

10.1

Amended and Restated Employment Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 27, 2008, File No. 1-6682.)

10.2	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner.

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended June 29, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.