Form 10-Q
period 2008-09-28
HASBRO INC
filed 2008-10-31
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes or No X

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 21, 2008 was 139,199,794.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 28,	Sept. 30,	Dec. 30,
Assets	2008	2007	2007
	---------	---------	---------
Current assets
Cash and cash equivalents	$356,512	410,941	774,458
Accounts receivable, less allowance
for doubtful accounts of $33,600,
$32,100 and $30,600	946,929	892,708	654,789
Inventories	461,601	395,466	259,081
Deferred income taxes	50,501	73,280	53,040
Prepaid expenses and other current assets	127,075	135,023	146,872
	--------------	--------------	--------------
Total current assets	1,942,618	1,907,418	1,888,240

Property, plant and equipment, less accumulated
depreciation of $416,200, $399,400 and
$401,300	207,798	181,369	187,960
	--------------	--------------	--------------

Other assets
Goodwill	480,281	471,382	471,177
Other intangibles, less accumulated amortization
of $783,100, $712,200 and $726,200	588,185	500,482	486,232
Other	187,870	225,522	203,454
	--------------	--------------	--------------
Total other assets	1,256,336	1,197,386	1,160,863
	--------------	--------------	--------------

Total assets	$3,406,752	3,286,173	3,237,063
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 28,	Sept. 30,	Dec. 30,
Liabilities and Shareholders' Equity	2008	2007	2007
	---------	---------	---------
Current liabilities
Short-term borrowings	$232,648	10,588	10,201
Current portion of long-term debt	-	135,200	135,348
Accounts payable	261,901	208,207	186,202
Accrued liabilities	610,856	616,963	555,920
	--------------	--------------	--------------
Total current liabilities	1,105,405	970,958	887,671

Long-term debt, excluding current portion	709,723	709,723	709,723
Other liabilities	235,469	252,571	254,577
	--------------	--------------	--------------
Total liabilities	2,050,597	1,933,252	1,851,971
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	440,584	361,396	369,092
Retained earnings	2,390,924	2,150,667	2,261,561
Accumulated other comprehensive earnings	103,435	34,936	74,938
Treasury stock, at cost; 70,494,836 shares at
Sept. 28, 2008, 60,092,374 at Sept. 30, 2007
and 64,487,616 at December 30, 2007	(1,683,635)	(1,298,925)	(1,425,346)
	--------------	--------------	--------------
Total shareholders' equity	1,356,155	1,352,921	1,385,092
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,406,752	3,286,173	3,237,063
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	-------------------	------------------	-------------------	-------------------
Net revenues	$1,301,961	1,223,038	2,790,467	2,539,713
Cost of sales	573,835	521,022	1,153,218	1,037,686
	------------	------------	------------	------------
Gross profit	728,126	702,016	1,637,249	1,502,027
	------------	------------	------------	------------
Expenses
Amortization	19,740	17,990	58,822	53,522
Royalties	83,747	93,035	210,336	205,819
Research and product development	49,993	43,466	137,195	117,563
Advertising	151,226	138,653	314,443	285,283
Selling, distribution and administration	207,495	199,135	573,766	520,599
	------------	------------	------------	------------
Total expenses	512,201	492,279	1,294,562	1,182,786
	------------	------------	------------	------------
Operating profit	215,925	209,737	342,687	319,241
	------------	------------	------------	------------
Nonoperating (income) expense
Interest expense	11,729	9,272	36,107	22,117
Interest income	(3,428)	(4,844)	(15,566)	(23,792)
Other expense, net	6,104	1,388	9,671	45,434
	------------	------------	------------	------------
Total nonoperating expense	14,405	5,816	30,212	43,759
	------------	------------	------------	------------
Earnings before income taxes	201,520	203,921	312,475	275,482
Income taxes	63,291	42,341	99,290	76,211
	------------	------------	------------	------------
Net earnings	$138,229	161,580	213,185	199,271
	=======	=======	=======	=======

Net earnings per common share
Basic	$0.98	1.04	1.51	1.25
	=======	=======	=======	=======
Diluted	$0.89	0.95	1.39	1.16
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.20	0.16	.60	0.48
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Nine Months Ended
	--------------------------------------
	Sept. 28, 2008	Sept. 30, 2007
	-------------------	------------------
Cash flows from operating activities
Net earnings	$213,185	199,271
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization of plant and equipment	64,560	66,774
Other amortization	58,822	53,522
Change in fair value of liabilities potentially settleable
in common stock	-	44,370
Deferred income taxes	7,760	2,812
Stock-based compensation	25,776	22,573
Change in operating assets and liabilities:
Increase in accounts receivable	(295,881)	(321,476)
Increase in inventories	(206,281)	(181,423)
Decrease in prepaid expenses and other current assets	51,513	76,682
Increase in accounts payable and accrued liabilities	107,915	109,389
Other, including long-term portion of royalty advances	(3,095)	(25,496)
	------------	------------
Net cash provided by operating activities	24,274	46,998
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(84,907)	(63,189)
Investments and acquisitions, net of cash acquired	(154,757)	(18,000)
Purchases of short-term investments	(42,000)	(15,000)
Proceeds from sales of short-term investments	42,000	15,000
Other	(2,508)	(3,130)
	------------	------------
Net cash utilized by investing activities	(242,172)	(84,319)
	------------	------------
Cash flows from financing activities
Net proceeds of borrowings with original maturities of
more than three months	-	346,009
Repayments of borrowings with original maturities of
more than three months	(135,092)	-
Net proceeds (repayments) of other short-term borrowings	222,925	(502)
Purchases of common stock	(352,867)	(439,032)
Purchase of warrants	-	(200,000)
Stock option transactions	120,332	77,599
Excess tax benefits from stock-based compensation	24,685	16,537
Dividends paid	(79,216)	(70,506)
	------------	------------
Net cash utilized by financing activities	(199,233)	(269,895)
	------------	------------
Effect of exchange rate changes on cash	(815)	2,757
	------------	------------
Decrease in cash and cash equivalents	(417,946)	(304,459)
Cash and cash equivalents at beginning of year	774,458	715,400
	------------	------------
Cash and cash equivalents at end of period	$356,512	410,941
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	------------------------------------
	Sept. 28, 2008	Sept. 30, 2007
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$ 45,346	22,747
Income taxes	$ 26,843	52,110

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	-------------------	------------------	-------------------	-------------------
Net earnings	$138,229	161,580	213,185	199,271
Other comprehensive earnings	23,322	8,682	28,497	15,971
	----------	----------	----------	----------
Total comprehensive earnings	$161,551	170,262	241,682	215,242
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of September 28, 2008 and September 30, 2007, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarterly and year to date periods ended September 28, 2008 and September 30, 2007 are 13-week and 39-week periods, respectively.

The results of operations for the quarter ended September 28, 2008 are not necessarily indicative of results to be expected for the full year.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Net earnings per share data for the fiscal quarters and nine months ended September 28, 2008 and September 30, 2007 were computed as follows:

	2008		2007
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 138,229	138,229	161,580	161,580
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	1,059	-	1,055
	------------	------------	------------	------------
Adjusted net earnings	$ 138,229	139,288	161,580	162,635
	=======	=======	=======	=======

Average shares outstanding	141,567	141,567	156,027	156,027
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,566
Options and warrants	-	3,047	-	3,214
	------------	------------	------------	------------
Equivalent shares	141,567	156,180	156,027	170,807
	=======	=======	=======	=======

Net earnings per common share	$ 0.98	0.89	1.04	0.95
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2008		2007
	-----------------		-----------------
Nine Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$213,185	213,185	199,271	199,271
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	3,177	-	3,185
	------------	------------	------------	------------
Adjusted net earnings	$213,185	216,362	199,271	202,456
	=======	=======	=======	=======

Average shares outstanding	141,396	141,396	159,116	159,116
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,569
Options and warrants	-	2,894	-	3,875
	------------	------------	------------	------------
Equivalent shares	141,396	155,856	159,116	174,560
	=======	=======	=======	=======

Net earnings per common share	$ 1.51	1.39	1.25	1.16
	=======	=======	=======	=======

Certain warrants containing a put feature that could be settled in cash or common stock were required to be accounted for as a liability at fair value. These warrants were repurchased by the Company in May of 2007. Prior to their repurchase, the Company was required to assess if these warrants, classified as a liability, had a more dilutive impact on earnings per share when treated as an equity contract. For the nine months ended September 30, 2007, the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability. Accordingly, the shares issuable under this contract are not included in the denominator and there is no adjustment to earnings to exclude the expense included therein related to the fair market value adjustment. If the warrants had been treated as an equity contract 2,569 shares would have been included in dilutive shares for the nine months ended September 30, 2007 with a corresponding adjustment to add back the related expense of $44,370 to reported net earnings.

For the quarters and nine months ended September 28, 2008 and September 30, 2007, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For the quarters ended September 28, 2008 and September 30, 2007, options to acquire shares totaling 40 and 3,791, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended September 28, 2008 and September 30, 2007, 2,977 and 3,110 options to acquire shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other comprehensive earnings for the quarters and nine months ended September 28, 2008 and September 30, 2007 consist of the following:

	Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
	2008	2007	2008	2007
	---------	---------	---------	---------
Foreign currency translation adjustments	$(25,177)	16,156	(513)	28,894
Changes in value of available-for-sale securities, net of tax	(218)	1,334	(2,159)	260
Net gains (losses) on cash flow hedging activities, net of tax	46,617	(10,149)	24,244	(14,907)
Change in unrecognized pension and postretirement amounts, net of tax	-	(242)	-	(242)
Reclassifications to earnings, net of tax	2,100	1,583	6,925	1,966
	----------	----------	----------	----------
Other comprehensive earnings	$23,322	8,682	28,497	15,971
	======	======	======	======

The reclassification adjustment from other comprehensive earnings to net earnings of $1,966 for the nine months ended September 30, 2007 includes a realized gain of $(664) on the sale of available-for-sale securities. The reclassification adjustments for the quarter and nine months ended September 28, 2008 and the quarter ended September 30, 2007, and the remainder of the reclassification adjustments for the nine months ended September 30, 2007, represent net losses on cash flow hedging derivatives for which the related transaction has impacted earnings and was reflected in cost of sales. The losses on cash flow hedging derivatives for the nine months ended September 30, 2007 include losses reclassified to earnings as the result of hedge ineffectiveness of $15. There were no reclassifications to earnings as a result of hedge ineffectiveness for the quarter ended September 30, 2007 and the quarter and nine months ended September 28, 2008. At September 28, 2008, the Company had recorded deferred gains on hedging instruments, net of tax, of $20,089 in accumulated other comprehensive earnings. These instruments hedge certain anticipated inventory purchases and other cross-border transactions through 2011. Of the amount included in accumulated other comprehensive earnings at September 28, 2008, the Company expects approximately $4,677 to be reclassified to earnings within the next twelve months.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In the first quarter of 2007, in accordance with Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," the Company changed its measurement date for certain of its defined benefit pension plans and its postretirement plan from September 30 to the Company's fiscal year-end date. As a result of this change, the assets and liabilities of these plans were remeasured as of December 31, 2006, the 2006 fiscal year end date of the Company. This remeasurement resulted in an adjustment to accumulated other comprehensive earnings of $7,779 during the nine month period ended September 30, 2007.

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

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and nine months ended September 28, 2008 and September 30, 2007 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	-------	-------	-------	-------
Service cost	$1,128	3,305	143	149
Interest cost	5,308	5,145	517	526
Expected return on assets	(6,948)	(6,794)	-	-
Net amortization and deferrals	370	663	28	91
	--------	--------	--------	--------
Pension expense (benefit)	$ (142)	2,319	688	766
	=====	=====	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Nine Months Ended
	------------------

	Pension		Postretirement
	--------------------		------------------
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
	-------	-------	-------	-------
Service cost	$ 3,560	9,780	428	447
Interest cost	16,142	15,314	1,550	1,578
Expected return on assets	(21,065)	(20,222)	-	-
Net amortization and deferrals	1,121	1,978	86	273
Curtailment loss	1,200	-	-	-
	--------	--------	--------	--------
Pension expense	$ 958	6,850	2,064	2,298
	=====	=====	=====	=====

During the first three quarters of fiscal 2008, the Company made cash contributions to its defined benefit pension plans of approximately $5,500. The Company expects to contribute approximately $3,700 during the remainder of fiscal 2008.

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

The U.S. Internal Revenue Service has commenced an examination related to the 2004 and 2005 U.S. federal income tax returns. The Company is also under income tax examination in Mexico and in several other state and foreign jurisdictions. The ultimate resolution of the U.S. and Mexican examinations, as well as other matters that may be resolved in the next twelve months, is not yet determinable. In connection with the Mexican examinations for the years 2000 to 2002, the Company has received tax assessments related to transfer pricing which the Company is vigorously defending. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions which may be taken by the Mexican tax authorities in future periods. In order to continue the process of defending its position, the Company was required to guarantee the amount of the outstanding assessments, as is usual and customary in Mexico in these matters. Accordingly, as of September 28, 2008, bonds totaling $79,115 have been provided to the Mexican government, allowing the Company to defend its position.

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

At September 28, 2008, the Company had the following assets measured at fair value in its consolidated balance sheet:

		Fair Value Measurements at Sept. 28, 2008 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
Available-for-sale securities	$ 6,016	524	-	5,492
Derivatives	24,975	-	24,975	-
	--------	-------	---------	-------
Total	$30,991	524	24,975	5,492
	=====	====	======	====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. The remaining available-for-sale securities consist of warrants to purchase common stock. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The Company’s derivatives are measured using inputs that are observable indirectly through corroboration with readily available market data, in this case foreign exchange rates. The Company’s derivatives consist of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the first nine months of 2008.

The following is reconciliation of the beginning and ending balances of the fair value measurements of the Company’s available-for-sale securities that use significant unobservable inputs (Level 3):

Balance at December 30, 2007	$8,580
Loss included in other comprehensive income	(3,088)
--------
Balance at September 28, 2008	$5,492
=====

(7) Hasbro is a worldwide leader in children’s and family leisure time products and services, including toys, games and licensed products ranging from traditional to high-tech and digital. At the beginning of 2008, the Company reorganized the reporting structure of its operating segments and moved its Mexican operations, previously managed and reported in the North American segment, to the International segment. As a result, the North American segment has been renamed the U.S. and Canada segment. The management reorganization was the result of a realignment of the Company’s commercial markets and reflects its objective to leverage its Mexican operations in connection with its growth strategy in Latin and South America.  In 2008 the Company’s segments include U.S. and Canada, International, Global Operations and Other. Segment data for 2007 has been reclassified to reflect the 2008 segment structure.

The U.S. and Canada segment includes the development, marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, tween electronic products, toy-related specialty products, traditional board games and puzzles, DVD-based games, and trading card and role-playing games within the United States and Canada. In the International segment, the Company develops, markets and sells both toy and certain game products in markets outside of the U.S. and Canada, primarily the European, Asia Pacific, and Latin and South American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the Company’s U.S. and Canada and International segments. The Company’s other segment licenses out the rights to certain of its toy and game properties in connection with the sale of non-competing toys and games and non-toy products as well as consumer promotions.

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

Information by segment and a reconciliation to reported amounts for the quarters and nine months ended September 28, 2008 and September 30, 2007 are as follows.

	Quarter Ended
	------------------
	Sept. 28, 2008		Sept. 30, 2007
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$821,028	4,715	773,545	4,761
International	460,559	47	423,185	52
Global Operations (a)	2,034	632,240	3,324	530,238
Other Segment	18,340	-	22,984	-
Corporate and Eliminations	-	(637,002)	-	(535,051)
	------------	------------	------------	------------
	$1,301,961	-	1,223,038	-
	=======	=======	=======	=======

	Nine Months Ended
	------------------
	Sept. 28, 2008		Sept. 30, 2007
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$1,717,213	12,762	1,601,494	11,646
International	1,002,502	243	881,043	382
Global Operations (a)	4,821	1,232,887	7,170	1,123,280
Other Segment	65,931	-	50,006	-
Corporate and Eliminations	-	(1,245,892)	-	(1,135,308)
	------------	------------	------------	------------
	$2,790,467	-	2,539,713	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Nine Months Ended --------------------------
Operating profit (loss)	Sept. 28, 2008 -------	Sept. 30, 2007 -------	Sept. 28, 2008 -------	Sept. 30, 2007 -------
U.S. and Canada	$131,929	122,847	212,933	204,141
International	65,815	68,828	92,820	82,376
Global Operations (a)	19,075	20,237	25,421	31,843
Other Segment	6,252	10,144	26,676	18,712
Corporate and Eliminations (b)	(7,146)	(12,319)	(15,163)	(17,831)
	-----------	-----------	------------	------------
	$215,925	209,737	342,687	319,241
	======	======	======	======

Total assets	Sept. 28, 2008 -------------	Sept. 30, 2007 -------------
U.S. and Canada	$3,667,755	3,519,242
International	1,402,395	1,218,404
Global Operations	1,385,875	1,181,975
Other Segment	240,392	159,213
Corporate and Eliminations (b)	(3,289,665)	(2,792,661)
	--------------	--------------
	$3,406,752	3,286,173
	========	========

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and nine month periods ended September 28, 2008 and September 30, 2007.

	Quarter Ended		Nine Months Ended
	Sept. 28, 2008 ---------	Sept. 30, 2007 ---------	Sept. 28, 2008 ---------	Sept. 30, 2007 ---------
Boys' toys	$323,340	302,101	811,277	710,270
Games and puzzles	418,161	402,553	875,863	816,340
Girls' toys	273,597	246,791	541,396	463,393
Preschool toys	182,759	159,630	338,513	303,032
Tweens toys	82,233	86,723	173,084	183,920
Other	21,871	25,240	50,334	62,758
	------------	------------	--------------	--------------
Net revenues	$1,301,961	1,223,038	2,790,467	2,539,713
	=======	=======	========	========

(8) In January 2008 the Company acquired Cranium, Inc. (“Cranium”), a developer and marketer of children’s and adult board games, in order to supplement its existing game portfolio for a total cost of approximately $68,000. Based on the allocation of the purchase price, property rights related to acquired product lines of approximately $68,500 were recorded in the acquisition. These property rights are being amortized over a fifteen year life. Goodwill of approximately $10,600 was also recorded as a result of the transaction. The consolidated statement of operations of the Company for the nine months ended September 28, 2008 includes the operations of Cranium from the closing date of January 25, 2008.

(9) In the second quarter of fiscal 2008, the Company purchased all of the intellectual property rights related to the Trivial Pursuit brand from Horn Abbot Ltd. and Horn Abbot International Limited (together the “Seller”) for a total cost of approximately $80,800. Previous to this asset purchase, the Company licensed these rights from the Seller.  The cost was recorded as property rights and included in other intangibles. These property rights are being amortized over a fifteen year life.

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

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash primarily through the sale of a variety of toy and game products, as well as through the out-licensing of rights for use of its properties in connection with non-competing products offered by third-parties. The Company sells its products both within the United States and in a number of international markets. The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year and within that half, the fourth quarter. In 2007, 66% of the Company's net revenues were generated in the second half of the year with 34% of annual net revenues generated in the fourth quarter. In 2006 and 2005, the percentages were 68% and 67% for the second half, respectively, and comparable at 35% for the fourth quarter. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other family entertainment properties, such as MARVEL and STAR WARS properties.

The Company's business is primarily separated into two business segments, U.S. and Canada and International. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American marketing operations. In addition to these two primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Company’s other segment is responsible for the worldwide out-licensing of the Company's intellectual properties and works closely with the U.S. and Canada and International segments on the development and out-licensing of the Company's brands. Prior to 2008, the Company’s Mexican operations were included with the U.S. and Canada in the North American segment. At the beginning of 2008 the Company reorganized the management and reporting structure of its operating segments and moved the Mexican operations, previously reported in the North American segment, into the International segment and the North American segment was renamed the U.S. and Canada segment. The management reorganization was the result of a realignment of the Company’s commercial markets and reflects its objective to leverage its Mexican operations in connection with its growth strategy in Latin and South America.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet.  While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. In 2007 and the first nine months of 2008, the Company had significant sales of products related to the Company's license with Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively "Marvel"), primarily due to the theatrical releases of SPIDER-MAN 3 in May 2007, IRON MAN in May 2008 and THE INCREDIBLE HULK in June 2008. In addition, the Company had significant sales in the first nine months of 2008 of products related to the movie releases of INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL in May 2008 and STAR WARS: CLONE WARS in August 2008. During the last quarter of 2008 the Company expects to continue to have a high level of revenues from entertainment-based licensed properties as well as products related to television programming based on TRANSFORMERS, SPIDER-MAN and STAR WARS.

The Company's core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and TONKA, which have been successful over the long term.  The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time.  These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. During the first nine months of 2008 the Company had strong sales of core brand products, namely TRANSFORMERS, LITTLEST PET SHOP, MY LITTLE PONY, PLAYSKOOL, MONOPOLY and NERF.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment-based theatrical venues. As an example of this, in July of 2007, the TRANSFORMERS motion picture was released and the Company developed and marketed products based on the motion picture. As a result of pairing this core brand with this type of entertainment, both the movie and the product line benefited. The Company expects to continue this strategy and anticipates the theatrical releases of both TRANSFORMERS 2 and G.I. JOE: RISE OF COBRA motion pictures during 2009.  In addition, the Company has entered into a six-year strategic relationship with Universal Pictures to produce at least four motion pictures based on Hasbro’s core brands. The first movie is expected to be released in 2010 or 2011, followed by anticipated releases of at least one movie per year thereafter. While gross profits of theatrical entertainment-based products are generally higher than many of the Company's other products, sales from these products also incur royalty expenses payable to the licensor. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm's STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profits earned on these products.

The Company's long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, the Company entered into a multi-year strategic agreement with Electronic Arts Inc. ("EA"). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company's rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company's intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA and LITTLEST PET SHOP. As part of this agreement, the Company has also obtained the rights to create toys and non-digital games based on EA's intellectual properties. The first major game releases under this agreement are expected to be launched by EA during the fourth quarter 2008.

While the Company remains committed to investing in the growth of its business, it also continues to be focused on reducing fixed costs through efficiencies and on profit improvement. Over the last five years the Company has improved its full year operating margin from 7.8% in 2002 to 13.5% in 2007. The Company reviews its operations on an ongoing basis and seeks to reduce its cost structure and promote efficiency. The Company is also investing to grow its business in emerging markets and digital gaming and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. For example, in January of 2008, the Company acquired Cranium, Inc., a developer and marketer of CRANIUM branded games and related products. In the second quarter of 2008, the Company acquired the rights to Trivial Pursuit, a brand which the Company had licensed on a long-term basis. Ownership of the rights will allow the Company to further leverage the brand in different media. In 2008 the Company expects to leverage revenue to mitigate the impact of investments in emerging markets, digital gaming and strategic alliances and acquisitions on its operating margins.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last four years, the Company's Board of Directors (the "Board”) has adopted four repurchase authorizations with a cumulative authorized repurchase amount of $1,700,000. After fully exhausting the prior three authorizations, the fourth authorization was approved on February 7, 2008 for $500,000. For the quarter and nine months ended September 28, 2008, the Company invested $149,999 and $357,589, respectively, in the repurchase of 4,004 and 11,736 shares of common stock, respectively, in the open market. At September 28, 2008, the Company had $252,364 remaining under the February 2008 authorization. For the fiscal years ended 2007, 2006 and 2005, the Company invested $587,004, $456,744 and $48,030, respectively, in the repurchase of 20,795, 22,767 and 2,386 shares, respectively, in the open market. Also, in 2007, the Company paid $200,000 in cash to repurchase exercisable warrants to purchase 15,750 shares of the Company's common stock. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions. In addition, in February 2008, the Company announced an increase in its quarterly dividend to $0.20 per share. This was the fifth consecutive year that the Board has increased the dividend.

Recent issues in the credit markets have not impacted the Company’s liquidity.  As of September 28, 2008 the Company had $356,512 in cash and had available capacity, if needed, under its accounts receivable securitization program and revolving credit agreement.  The Company is past its working capital peak for the year and expects to generate cash flow from operations during the remainder of 2008 and the first quarter of 2009.  The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for the remainder of 2008 and 2009.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and nine months ended September 28, 2008 and September 30, 2007.

	Quarter		Nine Months
	2008	2007	2008	2007
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.1	42.6	41.3	40.9
	------------	------------	------------	------------
Gross profit	55.9	57.4	58.7	59.1
Amortization	1.5	1.5	2.1	2.1
Royalties	6.4	7.6	7.5	8.1
Research and product development	3.9	3.6	4.9	4.6
Advertising	11.6	11.3	11.3	11.2
Selling, distribution and administration	15.9	16.3	20.6	20.5
	------------	------------	------------	------------
Operating profit	16.6	17.1	12.3	12.6
Interest expense	0.9	0.7	1.3	0.9
Interest income	(0.3)	(0.4)	(0.6)	(0.9)
Other (income) expense, net	0.5	0.1	0.4	1.8
	------------	------------	------------	------------
Earnings before income taxes	15.5	16.7	11.2	10.8
Income taxes	4.9	3.5	3.6	3.0
	------------	------------	------------	------------
Net earnings	10.6%	13.2%	7.6%	7.8%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The quarterly and year to date periods ended September 28, 2008 and September 30, 2007 were 13-week and 39-week periods, respectively. Net earnings for the quarter and nine months ended September 28, 2008 were $138,229 and $213,185, respectively, compared with net earnings of $161,580 and $199,271 for the respective periods of 2007. Basic earnings per share for the quarter and nine months ended September 28, 2008 were $0.98 and $1.51 compared with basic earnings per share of $1.04 and $1.25 for the respective periods of 2007. Diluted earnings per share were $0.89 and $1.39 for the quarter and nine months ended September 28, 2008, compared with diluted earnings per share of $0.95 and $1.16 for the respective periods in 2007.  The 2007 results for the quarter and nine months ended September 30, 2007 include a favorable tax adjustment of $29,619, or $0.17 per diluted share, related to the realization of certain previously unrecognized tax benefits. The 2007 results for the nine months ended September 30, 2007 also includes a charge of $44,370 related to the final mark to market adjustment related to certain warrants that were required to be classified as a liability.  These warrants were repurchased during the second quarter of 2007.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended September 28, 2008 increased 6% to $1,301,961 compared to $1,223,038 for the quarter ended September 30, 2007. For the nine months ended September 28, 2008, consolidated net revenues were $2,790,467 compared to $2,539,713 for the nine months ended September 30, 2007, an increase of 10%. Consolidated net revenues were positively impacted by foreign currency translation in the amount of $19,400 and $69,800 for the quarter and nine months ended September 28, 2008, respectively, as the result of the weaker U.S. dollar in 2008. Operating profit for the quarter ended September 28, 2008 was $215,925 compared to $209,737 for the quarter ended September 30, 2007. Operating profit for the 2008 nine-month period was $342,687 compared to an operating profit of $319,241 for the nine-month period of 2007.

In January 2008 the Company acquired Cranium, Inc. (“Cranium”). The results of operations for the first nine months of 2008 include the operations of Cranium from the acquisition closing date of January 25, 2008.

Most of the Company's revenues and operating profit are derived from its two principal segments: the U.S. and Canada segment and the International segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's two principal segments for the quarters and nine months ended September 28, 2008 and September 30, 2007.

	Quarter			Nine Months
			%			%
	2008	2007	Change	2008	2007	Change
	----------	------------	----------	------------	------------	----------
Net Revenues
U.S. and Canada segment	$ 821,028	773,545	6%	1,717,213	1,601,494	7%
International segment	460,559	423,185	9%	1,002,502	881,043	14%

Operating Profit
U.S. and Canada segment	$ 131,929	122,847	7%	212,933	204,141	4%
International segment	65,815	68,828	-4%	92,820	82,376	13%

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

U.S. AND CANADA SEGMENT
The U.S. and Canada segment’s net revenues for the quarter ended September 28, 2008 increased 6% to $821,028 from $773,545 for the quarter ended September 30, 2007. Net revenues for the nine months ended September 28, 2008 increased 7% to $1,717,213 from $1,601,494 for the nine months ended September 30, 2007. The increase in both the quarter and nine month period was primarily due to higher revenues in the boys’ toys category, driven by increased sales of STAR WARS and sales of INDIANA JONES products. Sales of TRANSFORMERS products increased slightly for the nine-month period ended September 28, 2008, but decreased in the third quarter of 2008 compared to 2007 as a result of the significant sales recognized in the prior year as a result of the movie release. Revenues from MARVEL products decreased for the quarter and nine month periods as the result of the significant sales of products in the prior year related to the theatrical release of SPIDER-MAN 3. However, revenues from both TRANSFORMERS and MARVEL remain significant contributors to U.S. and Canada segment net revenues in both the quarter and nine-month periods of 2008.  The increase in U.S. and Canada segment net revenues for the quarter and nine months was also due to increased sales in the games and puzzles category as a result of increased sales of DUEL MASTERS, TRIVIAL PURSUIT and the impact of Cranium, partially offset by decreased revenues from plug and play games. Revenues from the preschool category increased for the quarter and nine month period as a result of increased sales of PLAYSKOOL products. Revenues from the girls’ toys category decreased for the quarter and nine months primarily as a result of decreased revenues from LITTLEST PET SHOP and MY LITTLE PONY, partially offset by increased sales of EASY-BAKE OVEN. However, revenues from LITTLEST PET SHOP remain a significant contributor to U.S. and Canada segment net revenues in both the quarter and nine month periods of 2008. Revenues from the tweens categories decreased for the quarter and nine months primarily due to decreased sales of POWER TOUR GUITAR, which is no longer in the Company’s product line, in those periods, as well as decreased sales of I-DOG in the nine month period, partially offset by increased sales of NERF products. Net revenues for the quarter and nine months were also negatively impacted by decreased sales of TOOTH TUNES.

U.S. and Canada segment operating profit increased to $131,929 for the quarter ended September 28, 2008 compared to $122,847 for the quarter ended September 30, 2007. For the nine months ended September 28, 2008, U.S. and Canada segment operating profit increased to $212,933 compared to $204,141 for the nine months ended September 30, 2007. Gross profits for both the quarter and nine months increased as a result of the higher revenues discussed above. Gross profit for the nine month period ended September 30, 2007 was negatively impacted by approximately $10,400 of charges related to the July 2007 EASY-BAKE OVEN recall. The increases in gross profit were partially offset in the quarter and nine months by increased operating expenses reflecting increased product development spending as a result of increased investment in the Company’s digital initiative related to its Wizards of the Coast subsidiary; increased amortization as a result of the acquisition of Cranium and the purchase of intellectual property rights related to Trivial Pursuit; increased advertising and promotional expenses to support the growth of the business; and increased selling, distribution and administrative expense, including both increased shipping and distribution costs, reflecting increased sales volume and higher transportation costs, and increased sales and marketing to support the growth of the business.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

INTERNATIONAL
International segment net revenues increased by 9% to $460,559 for the quarter ended September 28, 2008 from $423,185 for the quarter ended September 30, 2007. Net revenues for the nine months ended September 28, 2008 increased 14% to $1,002,502 from $881,043 for the nine months ended September 30, 2007. For the quarter and nine months ended September 28, 2008, International segment net revenues were positively impacted by currency translation of approximately $18,900 and $64,300, respectively, as the result of the weaker U.S. dollar. Excluding the favorable impact of foreign exchange, International segment net revenues increased 4% in local currency for the third quarter of 2008 and 6% in local currency for the first nine months of 2008. The increase in net revenues was primarily the result of increased product sales in the girls’ toys and preschool categories primarily relating to LITTLEST PET SHOP in the girls’ toys category and PLAYSKOOL and IN THE NIGHT GARDEN products in the preschool category. Net revenues were also positively impacted by increased sales in the games and puzzles category, primarily as a result of increased sales of traditional board games including MONOPOLY. Net revenues in the boys’ toys category decreased for the quarter and nine months primarily as a result of decreased sales of MARVEL and TRANSFORMERS products. However, TRANSFORMERS continued to be a significant contributor to International segment net revenues in both the quarter and nine-month periods of 2008.  Decreased net revenues in the boys’ toys category were partially offset by increased sales of STAR WARS and sales of INDIANA JONES products. Net revenues in the tweens category increased for the nine month period but decreased for the quarter. Increased sales of NERF products were partially offset in the nine month period by decreased revenues from POWER TOUR GUITAR, which is no longer in the Company’s product line, and I-DOG and more than offset in the quarter primarily by lower revenues from POWER TOUR GUITAR.

International segment operating profit decreased to $65,815 for the quarter ended September 28, 2008 compared to $68,828 for the quarter ended September 30, 2007. For the nine months ended September 28, 2008 operating profit increased to $92,820 from $82,376 in 2007. For the quarter and nine months ended September 28, 2008, International segment operating profits were positively impacted by currency translation of approximately $1,400 and $2,500, respectively, as the result of the weaker U.S. dollar. Absent the impact of foreign exchange, the decrease in International segment operating profit for the quarter is primarily due to increased investments in emerging markets as well as decreased gross margins as a result of both mix of products sold in 2008 compared to 2007 and input cost inflation. To a lesser extent, international operating profit was also impacted by higher advertising expense. The decrease in operating profit for the quarter is partially offset by decreased royalty expense as a result of decreased sales of entertainment-based products. The increase in operating profit for the nine months was due to the higher revenues discussed above as well as decreased royalty expense, partially offset by higher advertising and promotional expenses as well as increased investments in emerging markets. International operating profit in the nine months ended September 28, 2008 was also positively impacted by the recognition of a pension surplus in the United Kingdom.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

GROSS PROFIT
-----------------------
The Company's gross profit margin decreased to 55.9% for the quarter ended September 28, 2008 from 57.4% for the quarter ended September 30, 2007 while gross profit margin for the nine months ended September 28, 2008 was 58.7% compared to 59.1% for the nine months of 2007. Gross profit in the 2008 quarter and nine month periods was negatively impacted by input cost inflation, partially offset by cost saving initiatives and an increase in pricing of certain of the Company’s products, as well as the result of the mix of products sold in 2008 compared to 2007. During September 2008 the Company raised its prices in certain markets, including the United States, to offset cost increases it has been experiencing.  For the full year the Company expects to be able to mitigate the cost inflation it is experiencing this year through the price increases it has taken along with on-going cost saving initiatives.

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and nine-month periods ended September 28, 2008 and September 30, 2007.

	Quarter -----------		Nine Months ------------------
	2008	2007	2008	2007
	-----------	-----------	------------	------------
Amortization	1.5%	1.5%	2.1%	2.1%
Royalties	6.4	7.6	7.5	8.1
Research and product development	3.9	3.6	4.9	4.6
Advertising	11.6	11.3	11.3	11.2
Selling, distribution and administration	15.9	16.3	20.6	20.5

For the quarter ended September 28, 2008, amortization expense increased in dollars to $19,740 from $17,990 for the quarter ended September 30, 2007 but remained consistent as a percentage of net revenues at 1.5% in 2008 and 2007. For the nine months ended September 28, 2008, amortization expense increased to $58,822 from $53,522 for the nine months ended September 30, 2007, but remained flat as a percentage of net revenues at 2.1%. The increase in dollars for the quarter and nine months is primarily the result of the acquisition of Cranium in January 2008 and the purchase of the intellectual property rights related to Trivial Pursuit in the second quarter of 2008. Property rights of $68,500 and $80,800 were recorded as a result of the Cranium acquisition and the purchase of Trivial Pursuit, respectively, and are each being amortized over fifteen years.

Royalty expense for the quarter ended September 28, 2008 decreased to $83,747, or 6.4% of net revenues from $93,035, or 7.6% of net revenues for the quarter ended September 30, 2007. Royalty expense for the nine months ended September 28, 2008 increased in dollars to $210,336 from $205,819, but decreased as a percentage of net revenue to 7.5% in 2008 from 8.1% in 2007. Absent the effect of foreign exchange in the nine month period, royalty expense decreased in dollars. The decrease in local currency royalty expense for the quarter and nine month periods represents decreased sales of entertainment-based products.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Research and product development expenses for the quarter ended September 28, 2008 increased to $49,993, or 3.9% of net revenues compared to $43,466, or 3.6% of net revenues for the quarter ended September 30, 2007. For the nine months ended September 28, 2008 research and product development expense was $137,195, or 4.9% of net revenues compared to $117,563 or 4.6% of net revenues in the comparable period of 2007. The increase for the quarter and nine months reflects higher investments in the Company’s core brands, increased expenditures relating to the Company’s digital initiatives, as well as additional expenses as a result of the Company’s Cranium acquisition.

For the quarter ended September 28, 2008, advertising expenses increased to $151,226, or 11.6% of net revenues compared to $138,653, or 11.3% of net revenues for the quarter ended September 30, 2007. For the nine months ended September 28, 2008, advertising expense increased to $314,443, or 11.3% of net revenues compared to $285,283, or 11.2% of net revenues for the comparable period of 2007. The increase for the quarter and nine months is primarily the result of higher spending to increase awareness of the Company’s brands and, to a lesser extent, the impact of foreign exchange.

For the quarter ended September 28, 2008, the Company's selling, distribution and administration expenses increased in dollars to $207,495 from $199,135 for the quarter ended September 30, 2007 but decreased as a percentage of net revenues to 15.9% in 2008 from 16.3% in 2007. For the nine months ended September 28, 2008, the Company's selling, distribution and administration expenses increased to $573,766 or 20.6% of net revenues compared to $520,599 or 20.5% of net revenues in the nine months ended September 30, 2007. The increase in dollars for the quarter and nine months reflects the impact of foreign exchange; increased sales and marketing expenses to support the growth in the business; increased investment in the expansion into emerging markets, including Brazil, China, Russia and the Czech Republic; increased investment in the Company’s digital strategy; and increased shipping and distribution costs associated with both increased sales volume and higher transportation costs. Selling, distribution and administration expenses for the nine month period ended September 28, 2008 were positively impacted by the recognition of a pension surplus in the United Kingdom.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------
Interest expense for the third quarter of 2008 was $11,729 compared with $9,272 in the third quarter of 2007. For the nine months ended September 28, 2008 interest expense increased to $36,107 from $22,117 in 2007. The increase for the quarter and nine months was the result of higher average borrowings in 2008 primarily as a result of the issuance of $350,000 of notes in September 2007, partially offset by the repayment of $135,092 of notes in July 2008. The increase in average borrowings for the quarter and nine-months was also a result of increased short-term borrowings to fund the Company’s share repurchases, acquisition of Cranium and the purchase of the intellectual property rights related to the Trivial Pursuit brand.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Interest income for the quarter ended September 28, 2008 was $3,428 compared to $4,844 for the quarter ended September 30, 2007. Interest income for the nine months ended September 28, 2008 was $15,566 compared to $23,792 in 2007. The decrease in interest income for the quarter and nine months was primarily the result of lower returns on invested cash, partially offset by higher average cash balances.

Other expense, net, was $6,104 for the third quarter of 2008, compared to $1,388 for the third quarter of 2007, increasing primarily due to higher losses on foreign exchange. For the nine-month periods, other expense, net was $9,671 in 2008 compared to $45,434 in 2007. Other expense, net, for the nine months ended September 30, 2007 included a charge of $44,370 related to the increase in the fair value of certain warrants required to be classified as a liability. These warrants were required to be adjusted to their fair value each quarter through earnings. The Company repurchased these warrants in May of 2007. The remaining increase represents increased foreign exchange losses in 2008 compared to 2007.

INCOME TAXES
-----------------------

Income tax expense for the quarter ended September 28, 2008 was $63,291 on pretax earnings of $201,520 compared to income tax expense of $42,341 on pretax earnings of $203,921 for the quarter ended September 30, 2007. Income tax expense for the nine months ended September 28, 2008 was $99,290 on pretax earnings of $312,475 compared to income tax expense of $76,211 on pretax earnings of $275,482 for the nine months ended September 30, 2007. Absent discrete tax events, primarily relating to the recognition of previously unrecognized tax benefits, the tax rate for the quarter and nine months ended September 28, 2008 would have been 31.9% and 31.7% respectively.

The adjustment of certain warrants to their fair value in the nine month period ended September 30, 2007 results discussed above has no tax effect. Absent the warrant fair value adjustment and certain other discrete tax events, primarily relating to the recognition of previously unrecognized tax benefits and related reversal of interest totaling $29,619 in the third quarter of 2007, the tax rate for the quarter and nine months ended September 30, 2007 would have been 34.7% and 32.3% respectively.

The income tax rate for the full year 2007 was 28.0%. In addition to the adjustment of certain warrants to their fair value, the 2007 full year tax rate was also impacted by approximately $29,999 of discrete tax events, primarily comprised of the matter described above.  Absent the effect of these items, the 2007 full year tax rate would have been 30.5%

The increase in the adjusted rate for the full year 2007 from 30.5% to 31.7% for the nine months ended September 30, 2008 is primarily due to higher expected profits in jurisdictions with higher statutory tax rates.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

OTHER INFORMATION
---------------------------------
Historically, the Company's revenue pattern has shown the second half of the year, and within that half, the fourth quarter, to be more significant to its overall business for the full year. The Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year.  In years where the Company introduces products in the first half of the year tied to major motion picture releases, such as in 2007 with the releases of SPIDER-MAN 3 in May of 2007 and TRANSFORMERS in July of 2007, this concentration is not expected to be as pronounced due to the higher level of sales that occur around the time of the motion picture theatrical release. The concentration of sales in the second half of the year and, specifically, the fourth quarter increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our expected sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Unshipped orders at September 28, 2008 and September 30, 2007 were approximately $649,380 and $558,900, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations.  In 2007, the Company primarily funded its operations and short-term liquidity needs through cash flows from operations, and, when needed, proceeds from its accounts receivable securitization program and borrowings under its unsecured credit facilities. During 2008, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for the remainder of 2008 and 2009.

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

Cash flows provided by operating activities were $24,274 and $46,998 for the nine months ended September 28, 2008 and September 30, 2007, respectively. The decrease is primarily due to higher non-cash expenses included in net earnings for the nine-month period ended September 30, 2007 related to the fair value adjustment of certain warrants required to be classified as a liability.

Accounts receivable increased to $946,929 at September 28, 2008 from $892,708 at September 30, 2007. Days sales outstanding were 65 days at September 28, 2008 compared to 66 days at September 30, 2007. The increase in accounts receivable primarily reflects higher sales volume.

Inventories increased to $461,601 at September 28, 2008 from $395,466 at September 30, 2007. The increase in inventory includes higher levels in Mexico due to the timing of shipments in 2008 compared to 2007 and the opening of our operations in Brazil.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Prepaid expenses decreased to $127,075 at September 28, 2008 compared to $135,023 at September 30, 2007. This decrease is primarily due to utilization of a portion of the MARVEL and the remainder of the Lucas prepaid royalty advances. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. Each reporting period, the Company reflects as current assets the amount of prepaid royalties it expects to recognize in the statement of operations in the upcoming twelve months. The decrease was partially offset by an increase in the value of the Company’s foreign currency contracts as a result of the strengthening of the U.S. dollar.

Accounts payable and accrued expenses increased to $872,757 at September 28, 2008 from $825,170 at September 30, 2007. This increase was primarily the result of increases in current deferred revenue related to the Company’s licensing agreement with EA and accounts payable due to increased expenses and inventory purchases in the quarter ended September 28, 2008 resulting from the growth of the Company’s business.

Collectively, property, plant and equipment and other assets at September 28, 2008 increased $85,379 from September 30, 2007. The increase is primarily the result of an increase in intangible assets and goodwill of $96,602 mainly reflecting the purchase of intellectual property rights related to the Trivial Pursuit brand for a total cost of $80,800 and the acquisition of Cranium which resulted in $68,500 in property rights related to acquired product lines as well as goodwill of approximately $10,600. These increases were partially offset by amortization. The net increase in intangible assets and goodwill was partially offset by a decrease in other non-current assets primarily as a result of a decrease in the long-term portion of the prepaid royalty advances related to MARVEL and Lucas. As of September 28, 2008, the Lucas royalty advance was fully utilized. In addition, property, plant and equipment increased in 2008 compared to 2007 primarily as a result of information systems initiatives the Company is currently undertaking and enhancements in its East Longmeadow manufacturing facility.

At September 28, 2008, cash and cash equivalents, net of short-term borrowings, were $123,864 compared to $400,353 at September 30, 2007. The decrease over the last twelve months reflects cash expenditures of approximately $498,200 to repurchase shares of the Company’s common stock, $65,153 in cash used to acquire Cranium in January of 2008, $80,800 in cash used to purchase the intellectual property rights related to the Trivial Pursuit brand in the second quarter of fiscal 2008, dividends paid of approximately $102,800 and the repayment of $135,092 of long-term debt in July 2008. These decreases were partially offset by cash generated from operations of approximately $579,100.

Cash utilized by investing activities was $242,172 in 2008 compared to $84,319 in 2007. The 2008 utilization includes the Company’s purchase of the intellectual property rights related to the Trivial Pursuit brand for a total cost of $80,800 in the second quarter of fiscal 2008 as well as $65,153 in cash, net of cash acquired, to acquire Cranium in January 2008. Additions to property, plant and equipment increased to $84,907 in 2008 compared to $63,189 in 2007.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Cash utilized by financing activities was $199,233 in 2008 compared to $269,895 in 2007. The 2007 amount reflects net proceeds of $346,009 from the issuance of long-term notes in September 2007 and a utilization of $200,000 to repurchase certain warrants under a call provision of the amended warrant agreement. The 2008 amount includes a utilization of $135,092 to repay long-term notes in July 2008. Absent the effect of these items, the decrease in utilization reflects an increase in short-term borrowings in 2008 to $222,925 from $(502) in 2007 and a decrease in treasury share repurchases to $352,867 in the first nine months of 2008 compared to $439,032 in the first nine months of 2007. In addition, proceeds from stock option transactions increased to $120,332 in the first nine months of 2008 compared to $77,599 in the comparable period of 2007 as a result of increased stock option exercises attributed to the overall higher Company stock price during the first nine months of 2008 compared to the first nine months of 2007. The decrease in cash utilized by financing was partially offset by an increase in dividends paid to $79,216 in 2008 from $70,506 in 2007 due to an increase in the dividend rate, partially offset by a lower number of shares outstanding due to the Company’s share repurchase program. As noted above, cash payments related to purchases of the Company’s common stock decreased to $352,867 in 2008 from $439,032 in 2007. In 2008 the Company repurchased 11,736 shares at an average price of $30.44. In the first quarter of 2008, the repurchase authorization of $500,000 adopted by the Board in August 2007 was fully utilized. In February 2008 the Company’s Board of Directors authorized the repurchase of an additional $500,000 of the Company’s common stock. At September 28, 2008, the Company had $252,364 remaining available under the February 2008 authorization.

The Company has a revolving credit agreement, which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000 up to a total committed facility of $500,000. The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 28, 2008. The Company had borrowings of $223,000 outstanding under its committed revolving credit facility at September 28, 2008. In addition, the Company has letters of credit outstanding under this facility of approximately $2,400.  Amounts available and unused under the committed line at September 28, 2008 were approximately $74,600. The Company also has other uncommitted lines from various banks, of which approximately $46,700 was utilized at September 28, 2008.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a source of working capital. Based on the amount of eligible accounts receivable as of September 28, 2008, the Company had availability under this program to sell approximately $226,700, of which approximately $172,600 was utilized.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has principal amounts of long-term debt at September 28, 2008 of approximately $709,723 due at varying times through 2028. The Company had letters of credit and other similar instruments of approximately $118,600 and purchase commitments of $310,733 outstanding at September 28, 2008. Letters of credit and similar instruments include $79,115 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

Contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 30, 2007, did not materially change outside of payments made in the normal course of business including the payment of $135,092 for notes that came due in July 2008. The table detailed in the Company’s annual report on Form 10-K does not include certain tax liabilities recorded in accordance with FASB Interpretation No. 48 because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments related to these liabilities. These liabilities were $76,364 and $70,571 at September 28, 2008 and December 30, 2007, respectively, and are included as a component of other liabilities in the accompanying balance sheets.

At September 28, 2008, the Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company's stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company's stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2007, March 31, 2008, and June 30, 2008, this conversion feature was met and the debentures were convertible during the first nine months of 2008. There were no debentures converted during the first nine months of 2008. At September 30, 2008, this contingent feature was again met and the debentures will remain convertible through December 31, 2008, at which time the requirements of the conversion feature will be reevaluated. In addition, if the closing price of the Company's stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. As of and during the quarter ended September 28, 2008, based on the Company’s stock price, the Company had the right to call the debentures under this provision.  The Company believes a call would result in conversion by the holders of the debentures and issuance of the shares, thereby increasing the number of shares outstanding. Thus far, based on the Company’s targeted capital structure and the low cost of the debentures, the Company believes that it is more economically beneficial for it to not exercise its right to call the debentures.  Currently, this economic benefit includes a lower cash cost of paying interest on the debentures than the Company would pay in dividends on the incremental number of shares that would be outstanding. The Company will continue to assess the desirability of exercising the call option in the future based on the then existing economic circumstances and the Company’s business objectives.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

At September 28, 2008, these contracts had unrealized gains of $24,975, of which $7,601 are recorded in prepaid expenses and other current assets and $17,374 are recorded in other assets. Included in accumulated other comprehensive income at September 28, 2008 are deferred gains, net of tax, of $20,089.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 28, 2008. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 28, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001 and 2002. These tax assessments are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has entered an Administrative Appeal contesting the 2000 and 2001 assessments and on June 3, 2008 the Company filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2002 assessment. The Company expects to be successful in sustaining its position. However, in order to challenge these outstanding tax assessments, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post a bond and accordingly, as of September 28, 2008, bonds totaling $79,115,000 have been posted. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 30, 2007 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•

the Company's ability to manufacture, source and ship new and continuing products on a timely and cost-effective basis and customers' and consumers' acceptance and purchase of those products in quantities and at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs;

•

economic and public health conditions in the various markets in which the Company and its customers and suppliers operate throughout the world, including factors which impact the retail and credit markets, the financial health of the Company’s customers, employment levels, disposable income, consumer confidence or consumer spending and demand for the Company's products or the Company's ability to manufacture and deliver products, higher fuel and other commodity prices, higher transportation costs and potential transportation delays, higher labor costs, currency fluctuations, political or economic instability and government regulation;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2008 6/30/08 - 7/27/08	-	-	-	$402,243,132
August 2008 7/28/08 - 8/31/08	250,000	$37.3391	250,000	$392,908,357
September 2008 9/1/08 – 9/28/08	3,753,600	$37.4425	3,753,600	$252,364,317
Total	4,003,600	$37.4360	4,003,600	$252,364,317

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
Quarter Ended September 28, 2008.

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

HASBRO, INC. --------------------- (Registrant)

Date: October 31, 2008	By: /s/ David D.R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Chief Operating Officer and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 28, 2008

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
Quarter Ended September 28, 2008.

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