Form 10-K
period 2008-12-28
HASBRO INC
filed 2009-02-25
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008

Commission file number 1-6682
Hasbro, Inc.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island	02862 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (401) 431-8697

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock Preference Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

The aggregate market value on June 27, 2008 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $4,412,000,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 9, 2009 was 139,269,056.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

Overview

We are a worldwide leader in children’s and family leisure time and entertainment products and services, including the design, manufacture and marketing of games and toys. Internationally and in the United States, our widely recognized core brands such as PLAYSKOOL, TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, TONKA, G.I. JOE, SUPER SOAKER, MILTON BRADLEY, PARKER BROTHERS, TIGER and WIZARDS OF THE COAST provide what we believe are the highest quality play experiences in the world. Our offerings encompass a broad variety of games, including traditional board, card, hand-held electronic, trading card, role-playing and DVD games, as well as electronic learning aids and puzzles. Toy offerings include boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy related specialty products. In addition, we license certain of our trademarks, characters and other property rights to third parties for use in connection with digital gaming, consumer promotions, and for the sale of non-competing toys and games and non-toy products.

Organizationally, our principal segments are U.S. and Canada and International. Both of these segments engage in the marketing and selling of various toy and game products as listed above. Our toy, game and puzzle products are developed by a global development group. We also have a global marketing function which establishes brand direction and assists the segments in establishing certain local marketing programs. The costs of these groups are allocated to the principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America (including Mexico). Financial information with respect to our segments and geographic areas is included in note 16 to our financial statements, which are included in Item 8 of this Form 10-K.

In addition, our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments and our Other segment out-licenses our intellectual property to third parties on a worldwide basis, including licensing of the Company’s intellectual property for use in digital games.

U.S. and Canada

The U.S. and Canada segment’s strategy is based on growing its core brands through innovation and reinvention, introducing new initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. This strategy includes increasing visibility of the Company’s core brands through entertainment, such as motion pictures, television and publishing. Major 2008 brands and products included STAR WARS, TRANSFORMERS, LITTLEST PET SHOP, NERF, PLAYSKOOL, MARVEL products, MONOPOLY, FURREAL FRIENDS, MAGIC: THE GATHERING, and BABY ALIVE. In the U.S. and Canada segment, our products were organized into the following categories in 2008: (i) games and puzzles; (ii) boys’ toys; (iii) girls’ toys; (iv) preschool toys; (v) tween toys; and (vi) other.

Our games and puzzles category includes several well known brands, including MILTON BRADLEY, PARKER BROTHERS, TRIVIAL PURSUIT, CRANIUM, AVALON HILL and WIZARDS OF THE COAST. These brand portfolios consist of a broad assortment of games for children, tweens, families and adults. Core game brands include MONOPOLY, BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND

LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, CRANIUM, JENGA, SIMON, CLUE, SORRY!, RISK, BOGGLE, TRIVIAL PURSUIT and GUESS WHO?, as well as a line of puzzles for children and adults, including the BIG BEN and CROXLEY lines of puzzles. WIZARDS OF THE COAST offers trading card and role-playing games, including MAGIC: THE GATHERING and DUNGEONS & DRAGONS. We seek to keep our core brands relevant through sustained marketing programs as well as by offering consumers new ways to experience these brands. In 2008, we acquired Cranium, Inc., which resulted in an extension of our core brand portfolio of games. The Cranium brand includes a range of products targeted to kids, families and adults. In addition, we hope to increase the reach of our brands through our strategic alliance with Electronic Arts Inc. (“EA”) which expands our brands to a variety of new digital platforms.

Our boys’ toys include a wide range of core brands such as G.I. JOE and TRANSFORMERS action figures and accessories as well as entertainment-based licensed products based on popular movie, television and comic book characters, such as STAR WARS and MARVEL toys and accessories. In the action figure area, a key part of our strategy focuses on the importance of reinforcing the storyline associated with these products through the use of media-based entertainment. In 2008, sales in our boys’ toys category also benefited from major motion picture releases of IRONMAN, THE INCREDIBLE HULK, and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL. In addition, STAR WARS, SPIDER-MAN and TRANSFORMERS products were supported by animated television series. In 2009, the major motion pictures G.I. JOE: THE RISE OF COBRA and TRANSFORMERS: REVENGE OF THE FALLEN are expected to be released based on our G.I. JOE and TRANSFORMERS brands. In addition, the Company expects product revenues from the 2009 release of the motion picture, X-MEN ORIGINS: WOLVERINE, based on the MARVEL character. In addition to marketing and developing action figures for traditional play, the Company also develops and markets products designed for collectors, which has been a key component of the success of the STAR WARS brand.

In our girls’ toys category, we seek to provide a traditional and wholesome play experience. Girls’ toys include LITTLEST PET SHOP, MY LITTLE PONY, FURREAL FRIENDS and BABY ALIVE brands. In 2009, we will seek to continue to grow and refresh the LITTLEST PET SHOP brand through the introduction of new characters. In addition, in 2009, we plan to expand our presence in this category by introducing a full line of STRAWBERRY SHORTCAKE toys.

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

Over the last several years our tweens toys category generally marketed products under the TIGER and NERF brands and sought to target those children who have outgrown traditional toys. The age group targeted by this category was generally 8 to 12 years old. The major tweens toys product lines in 2008 were NERF and I-DOG. In recent years, we have used our consumer insights and electronic innovation to develop a strong line of products focusing on this target audience; however, as consumer electronics have become more affordable to this age group, this category has become less relevant. As a result, we have seen a reduction in demand for many tween electronic products as the target consumers have increasingly embraced adult consumer electronics. We also have not achieved the profit margins on many of the tween electronic products which we considered necessary. For that reason, starting in 2009 we will no longer have a tweens product category. However, we do plan to continue to opportunistically offer electronic products which we believe can be successful items. Going forward, those items will be offered under either our boys’ or girls’ categories. For example, starting in 2009, I-DOG will be managed under the girls’ toys category. In addition, our NERF and

SUPER SOAKER products have been highly successful and starting in 2009 will be managed as part of the boys’ toys category.

International

In addition to our business in the United States and Canada, our International segment sells a representative range of the toy and game products marketed in the U.S. and Canada segment as discussed above, together with some items that are sold only internationally. These products are sold directly to retailers and wholesalers in most countries in Europe, Asia Pacific and Latin and South America and through distributors in those countries where we have no presence. The products sold internationally are managed under the same categories as in the U.S. and Canada. The major geographic regions included in the International segment are Europe, Asia Pacific and Latin and South America, including Mexico. In addition to growing core brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into Eastern Europe and emerging markets in Asia and Latin and South America. In 2008, we expanded our operations in Brazil, China, Russia, the Czech Republic and Korea. Key international brands for 2008 included LITTLEST PET SHOP, PLAYSKOOL, TRANSFORMERS, STAR WARS, MONOPOLY, MY LITTLE PONY and MARVEL.

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

Through our Other segment we generate revenue through the out-licensing worldwide of certain of our intellectual properties to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings. During 2008, our Other segment out-licensed our brands primarily in apparel, publishing, home goods and electronics, and certain brands in the digital area. One of the primary goals of this segment is to further expand our brands into the digital world through strategic licenses. As an example, we have a long-term strategic licensing alliance with Electronic Arts Inc. (“EA”), which provides EA with the exclusive worldwide rights to create digital games for all major platforms, including mobile phones, personal computers, and game consoles such as XBOX, PLAYSTATION and WII, based on most of our toy and game intellectual properties. The first games generated under this strategic alliance were introduced in 2008, with a full line expected in 2009. In 2009, the Company expects its licensing revenues to be positively impacted by the major motion picture releases of G.I. JOE: RISE OF COBRA and TRANSFORMERS: REVENGE OF THE FALLEN.

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

No individual line of products accounted for 10% or more of our consolidated net revenues during our 2008 and 2006 fiscal years. During the 2007 fiscal year, revenues generated from TRANSFORMERS products were approximately $482,000, which was 12.6% of our consolidated net revenues in 2007. No other line of products constituted 10% or more of our consolidated net revenues in 2007.

Working Capital Requirements

Our working capital needs are primarily financed through cash generated from operations and, when necessary, proceeds from short-term borrowings and our accounts receivable securitization program. Our borrowings and the use of our accounts receivable program generally reach peak levels during the third quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday season. The strategy of retailers has generally been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that retailers will continue to follow this strategy. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is generally more predominant. In 2008, the second half of the year accounted for approximately 63% of full year revenues with the third and fourth quarters accounting for 32% and 31% of full year revenues, respectively. In years where the Company has products tied to a major motion picture release, such as in 2008 with the mid-year releases of IRONMAN, THE INCREDIBLE HULK and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL, and in 2007 with the mid-year releases of SPIDER-MAN 3 and TRANSFORMERS, this concentration may not be as pronounced due to the higher level of sales that occur around and just prior to the time of the motion picture theatrical release.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Retailers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. Unshipped orders at January 25, 2009 and January 27, 2008 were approximately $108,000 and $149,000, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices. The types of programs that we plan to employ to promote sales in 2009 are substantially the same as those we employed in 2008. In the fourth quarter of 2008 we increased our support of retailers as a result of the weak retail environment. The Company currently does not expect to have similar incremental promotional programs in 2009.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak third and fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2008, we utilized cash from our operations, borrowings under our secured amended and restated revolving credit agreements as well as our uncommitted lines of credit, and proceeds from our accounts receivable securitization program to meet our cash flow requirements.

Royalties, Research and Development

Our success is dependent on innovation, including both the continuing development of new products and the redesign of existing products for continued market acceptance. Our toy, game and puzzle products are developed by a global development group and the costs of this group are allocated to the selling entities which comprise our operating segments. In 2008, 2007, and 2006, we spent $191,424, $167,194 and $171,358, respectively, on activities relating to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

We also produce a number of toys and games under trademarks and copyrights utilizing the names or likenesses of characters from movies, television shows and other entertainment media, for whose rights we compete with other toy and game manufacturers. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by these license agreements. In 2008, 2007, and 2006, we incurred $312,986, $316,807 and $169,731, respectively, of royalty expense. A portion of this expense relates to amounts paid in prior years as royalty advances. Our royalty expenses in any given year vary depending upon the timing of movie releases and other entertainment. Royalty expense in 2008 and 2007 was more significant in those years as compared to 2006 due to the release of IRONMAN, THE INCREDIBLE HULK and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL in 2008 and SPIDER-MAN 3 and TRANSFORMERS in 2007. In addition, royalty expense related to sales of STAR WARS products were significant in both of these years.

Marketing and Sales

As we are focused on reimagining, reinventing and reigniting our many brands on a consistent global basis, we have a global marketing function which establishes brand direction and messaging, as well as assists the selling entities in establishing certain local marketing programs. The costs of this group are allocated to the selling entities. Our products are sold nationally and internationally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. While we have thousands of customers, including over 1,800 in the United States during 2008, there has been significant consolidation at the retail level over the last several years in our industry. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. While the consolidation of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2008, net revenues from our three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys “R” Us, Inc., represented 25%, 12% and 10%, respectively, of consolidated net revenues, and sales to our top five customers, including Wal-Mart, Target and Toys “R” Us, Inc., accounted for approximately 52% of our consolidated net revenues. In the U.S. and Canada segment, approximately 71% of the net revenues of the segment were derived from our top three customers.

We advertise many of our toy and game products extensively on television. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase certain of our new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows.

In 2008 we spent $454,612 on advertising, promotion and marketing programs compared to $434,742 in 2007 and $368,996 in 2006.

Manufacturing and Importing

During 2008 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

Most of our products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. There are certain chemicals (including phthalates and BPA) that national, state and local governments have restricted or are seeking to restrict or limit the use of; however, we do not believe these restrictions will materially impact our business. We generally enter into agreements with suppliers at the beginning of a fiscal year that establish prices for that year. However, significant volatility in the prices of any of these materials may require renegotiation with our suppliers during the year. Our manufacturing processes and those of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. We purchase most of the components and accessories used in our toys and certain of the components used in our games, as well as some finished items, from manufacturers in the United States and in other countries. However, the countries of the Far East, and particularly the People’s Republic of China, constitute the largest manufacturing center of toys in the world and the substantial majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us.

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2009 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status by, the People’s Republic of China, or other factors which increase the cost of manufacturing in China, such as higher Chinese labor costs or an appreciation in the yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured in China and imported into other markets.

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

Employees

At December 28, 2008, we employed approximately 5,900 persons worldwide, approximately 3,200 of whom were located in the United States.

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

Government Regulation

Our toy and game products sold in the United States are subject to the provisions of The Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, (as amended, the “CPSA”), The Federal Hazardous Substances Act (the “FHSA”), The Flammable Fabrics Act (the “FFA”), and the regulations promulgated thereunder. In addition, certain of our products, such as the mixes for our EASY-BAKE ovens, are also subject to regulation by the Food and Drug Administration.

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

Consumer product safety laws also exist in some states and cities within the United States and in certain foreign markets such as Canada, Australia and Europe. We utilize laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, applicable international standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that our products are or will be hazard free. Any material product recall could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, and could negatively affect sales of our other products as well.

The Children’s Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, as well as the laws of certain foreign countries, also place limitations on television commercials during children’s programming.

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

The volatility of consumer preferences, combined with the high level of competition and low barriers to entry in the family entertainment industry, make it difficult to maintain the success of existing products and product lines or introduce successful new products. In addition, an inability to develop and introduce planned new products and product lines in a timely and cost-effective manner may damage our business.

The family entertainment business is a fashion industry. Our success is critically dependent upon the consumer appeal of our products, principally games and toys. Our failure to successfully anticipate, identify and react to children’s interests and the current preferences in family entertainment could significantly lower sales of our products and harm our sales and profitability.

A decline in the popularity of our existing products and product lines, or the failure of our new products and product lines to achieve and sustain market acceptance with retailers and consumers, could significantly lower our revenues and operating margins, which would in turn harm our profitability, business and financial condition. In our industry, it is important to identify and offer what are considered to be the “hot” toys and games on children’s “wish lists”. Our continued success will depend on our ability to develop, market and sell popular toys and games and license our brands for products which are sought after by both children and their parents. We seek to achieve and maintain market popularity for our products through the redesign and extension of our existing family entertainment properties in ways we believe will capture evolving consumer interest and imagination and remain relevant in today’s world, and by developing, introducing and gaining customer interest for new family entertainment products. This process involves anticipating and extending successful play patterns and identifying entertainment concepts and properties that appeal to children’s imaginations. However, consumer preferences with respect to family entertainment are continuously changing and are difficult to anticipate. Evolving consumer tastes, coupled with an ever changing pipeline of entertainment properties and products which compete for consumer interest and acceptance, creates an environment in which products can be extremely popular during a certain period in time but then rapidly be replaced in consumer’s minds with other properties. As a result, individual family entertainment products and properties often have short consumer life cycles.

Not only must we address rapidly changing consumer tastes and interests but we face competitors who are also constantly monitoring consumer tastes, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer purchasing. In addition to existing competitors, the barriers to entry for new participants in the family entertainment industry are low. New participants with a popular product idea or entertainment property can gain access to consumers and become a significant source of competition for our products. In some cases our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products.

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

There is no guarantee that:

•	Any of our current products or product lines will continue to be popular;

•	Any property for which we have a significant license will achieve or sustain popularity;

•	Any new products or product lines we introduce will be considered interesting to consumers and achieve an adequate market acceptance;

•	Any new product’s life cycle will be sufficient to permit us to profitably recover development, manufacturing, marketing, royalties (including royalty advances and guarantees) and other costs of producing, marketing and selling the product; or

•	We will be able to manufacture, source and ship new or continuing products in a timely and cost-effective basis to meet constantly changing consumer demands, a risk that is heightened by our customers’ compressed shipping schedules and the seasonality of our business.

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

Economic downturns which negatively impact the retail and credit markets, or which otherwise damage the financial health of our retail customers and consumers, can harm our business and financial performance.

The success of our family entertainment products and our financial performance is dependent on consumer purchases of our products. Consumers may not purchase our products because the products do not capture consumer interest and imagination, or because competitor family entertainment offerings are deemed more attractive. But consumer spending on our products can also be harmed by factors that negatively impact consumers’ budgets generally, and which are not due to our product offerings.

Recessions and other economic downturns, or disruptions in credit markets, in the markets in which we operate can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our revenues and harm our financial performance.

In addition to experiencing potentially lower revenues from our products during times of economic difficulty, in an effort to maintain sales during such times we may need to reduce the price of our products, increase our promotional spending, or take other steps to encourage retailer and consumer purchase of our products. Those steps may lower our net revenues, decrease our operating margins, increase our costs and/or lower our profitability.

Other economic and public health conditions in the markets in which we operate, including rising commodity and fuel prices, higher labor costs, increased transportation costs, outbreaks of SARs or other diseases, or third party conduct could negatively impact our ability to produce and ship our products, and lower our revenues, margins and profitability.

Various economic and public health conditions can impact our ability to manufacture and deliver products in a timely and cost-effective manner, or can otherwise have a significant negative impact on our business.

Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary entertainment products we offer. As we discussed above, weakened economic conditions, lowered employment levels or recessions in any of our major markets may significantly reduce consumer purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, increases in critical commodity prices, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow for profitable revenues. Rising fuel and raw material prices, for components such as resin used in plastics, increased transportation costs, and increased labor costs in the markets in which our products are manufactured all may increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability and harm our business.

Other conditions, such as the unavailability of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could further delay our products or increase the cost we pay to produce such products. For example, work stoppages, slowdowns or strikes, an outbreak of SARs or another severe public health pandemic, or the occurrence or threat of wars or other conflicts, all could impact our ability to manufacture or deliver product. Any of these factors could result in product delays, increased costs and/or lost sales for our products.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

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

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 28, 2008, we had $71,000 of prepaid royalties, $44,300 of which are included in prepaid expenses and other current assets and $26,700 of which are included in other assets. Under the terms of existing contracts as of December 28, 2008, we may be required to pay future minimum guaranteed royalties and other licensing fees totaling approximately $57,818. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment based properties we have no guaranty that a particular property or brand will translate into successful toy or game products.

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

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations. Among these risks is the fact that fluctuations in foreign exchange rates can significantly impact our financial performance.

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 28, 2008, our net revenues from international customers comprised approximately 42% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. Additionally, as we discuss below, we utilize third-party manufacturers located principally in the Far East, to produce the majority of our products, and we have a manufacturing facility in Ireland. These sales and manufacturing operations are subject to the risks associated with international operations, including:

•	Currency conversion risks and currency fluctuations;

•	Limitations, including taxes, on the repatriation of earnings;

•	Political instability, civil unrest and economic instability;

•	Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	Complications in complying with different laws in varying jurisdictions and changes in governmental policies;

•	Natural disasters and the greater difficulty and expense in recovering therefrom;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	Changes in international labor costs and other costs of doing business internationally; and

•	The imposition of tariffs.

Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur.

If the exchange rate between the United States dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results, reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. As an example, if the dollar appreciates 10% relative to a local currency for an international market in which we had $200 million of net sales, the dollar value of those sales, as they are translated into U.S. dollars, would decrease by $20 million in our consolidated financial results. As such, we would recognize a $20 million decrease in our net revenues, even if the actual level of sales in the foreign market had not changed. Similarly, our expenses in foreign markets can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be significantly harmed by exchange rate movements.

The consolidation of our retail customer base means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 28, 2008, Wal-Mart Stores, Inc., Target Corporation, and Toys “R” Us, Inc., accounted for approximately 25%, 12% and 10%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Target and Toys “R” Us, in the aggregate accounted for approximately 52% of our consolidated net revenues. In the U.S. and Canada segment, approximately 71% of the net revenues of the segment were derived from our top three customers. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also means that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. Increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. In addition, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and bad debt expense.

Our use of third-party manufacturers to produce the majority of our toy products, as well as certain other products, presents risks to our business.

We own and operate two game and puzzle manufacturing facilities, one in East Longmeadow, Massachusetts and the other in Waterford, Ireland. However, most of our toy products, in addition to certain other products, are manufactured by third-party manufacturers, most of whom are located in the People’s Republic of China. Although our external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary, if we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations would be disrupted, potentially for a significant period of time, while alternative sources of supply were secured. This delay could significantly reduce our revenues and profitability, and harm our business.

Given that the majority of our manufacturing is conducted by third-party manufacturers located in the People’s Republic of China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, as well as increases in the costs of labor and other costs of doing business in China, could have a significant negative impact on our operations, revenues and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese yuan, which may result in an increase in the cost of producing products in China, increases in labor costs and difficulties in moving products manufactured in China out of Asia and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors. Also, the imposition of trade sanctions or other regulations by the United States or the European Union against products imported by us from, or the loss of “normal trade relations” status with, the People’s Republic of China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third party manufacturer by government inspectors in China could result in delays to us in obtaining product and may harm sales.

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

Part of our strategy for remaining relevant to older children is to offer innovative children’s toy and game electronic products. The margins on many of these products are lower than more traditional toys and games and such products may have a shorter lifespan than more traditional toys and games. As a result, sales of children’s toy and game electronic products may lower our overall operating margins and produce more volatility in our business.

As children have grown “older younger” and have become interested in more and more sophisticated and adult products, such as videogames and consumer electronics, at younger and younger ages, we have needed to work even harder to keep our products relevant for these consumers. One initiative we have pursued to capture the interest of older children is to offer innovative children’s electronic toys and games. Examples of such products in the last few years include VIDEONOW, CHATNOW, ZOOMBOX, our I-branded products such as I-DOG and I-CAT, and our FURREAL FRIENDS line of products, including BUTTERSCOTCH, BISCUIT and KOTA. These products, if successful, can be an effective way for us to connect with consumers and increase sales. However, children’s electronics, in addition to the risks associated with our other family entertainment products, also face certain additional risks.

Our costs for designing, developing and producing electronic products tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to recoup these higher costs through sufficient sales quantities and to reflect higher costs in higher prices is constrained by heavy competition in consumer electronics and entertainment products, and can be further constrained by difficult economic conditions. As a consequence, our margins on the sales of electronic products tend to be lower than for more traditional products and we can face increased risk of not achieving sales sufficient to recover our costs. In addition, the pace of change in product offerings and consumer tastes in the electronics area is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter.

We rely on external financing, including our credit facilities and accounts receivable securitization facility, to help fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our revolving credit facility and our other credit facilities for working capital. We currently have a revolving credit agreement that expires in 2011, which provides for a $300,000 committed revolving credit facility which provides the Company the ability to request increases in the committed facility in additional increments of $50,000, subject to lender agreement, up to a total of $500,000. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions, and financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations.

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

We believe that our cash flow from operations, together with our cash on hand and access to existing credit facilities and our accounts receivable securitization facility, are adequate for current and planned needs in 2009. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing our available cash balance, such as unexpected material operating losses or increased capital or other expenditures, as well as increases in inventory or accounts receivable that are ineligible for sale under our securitization facility, or future events that may reduce or eliminate the availability of external financial resources.

Not only may our individual financial performance impact our ability to access sources of external financing, but significant disruptions to credit markets in general may also harm our ability to obtain financing. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn and/or distress in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us. In such a situation, it may be that we would be unable to access funding under our existing credit facilities, and it might not be possible to find alternative sources of funding.

We also may choose to finance our capital needs, from time to time, through the issuance of debt securities. Our ability to issue such securities on satisfactory terms, if at all, will depend on the state of our business and financial condition, any ratings issued by major credit rating agencies, market interest rates, and the overall condition of the financial and credit markets at the time of the offering. The condition of the credit markets and prevailing interest rates have fluctuated significantly in the past and are likely to fluctuate in the future. Variations in these factors could make it difficult for us to sell debt securities or require us to offer higher interest rates in order to sell new debt securities. The failure to receive financing on desirable terms, or at all, could damage our ability to support our future operations or capital needs or engage in other business activities.

As of December 28, 2008, we had $709,723 of total principal amount of indebtedness outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all. This total indebtedness includes $249,828 in aggregate principal amount of 2.75% senior convertible debentures that we issued in 2001. On December 1, 2011 and December 1, 2016, and upon the occurrence of certain fundamental corporate changes, holders of the 2.75% senior convertible debentures may require us to purchase their debentures. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at our discretion, provided that we will pay accrued and unpaid interest in cash. We may not have sufficient cash at that time to make the required repurchases and may be required to settle in shares of common stock.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance in the future. Failure to comply could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually and in the aggregate in any given fiscal year, could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

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

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully. In addition, we have a material amount of acquired product rights which, if impaired, would result in a reduction of our net earnings.

Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. However, as of December 28, 2008, we had $568,412 of acquired product and licensing rights included in other assets on our balance sheet. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

We may not realize the anticipated benefits of future acquisitions or those benefits may be delayed or reduced in their realization.

Acquisitions have been a significant part of our historical growth and have enabled us to further broaden and diversify our product offerings. In making acquisitions, we target companies that we believe offer attractive family entertainment products or the ability for us to leverage our entertainment offerings. However, we cannot be certain that the products of companies we may acquire, or acquire an interest in, in the future will achieve or maintain popularity with consumers or that any such acquired companies will allow us to more effectively market our products. In some cases, we expect that the integration of the companies that we acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies that we believe have strong and creative management, in which case we plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will develop popular and profitable products or services in the future.

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

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. At December 28, 2008, approximately $474,497 or 15.0%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net earnings caused by the write-down of goodwill could harm our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used in the U.S. and Canada, Global Operations and Other segments as well as for corporate functions. The Company also owns an adjacent building consisting of approximately 23,000 square feet that is used in the corporate function. In addition, the Company leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet that is used in the corporate function as well as in the Global Operations and Other segments. In addition to the above facilities, the Company also leases office space consisting of approximately 95,400 square feet in Renton, Washington as well as warehouse space aggregating approximately 1,950,000 square feet in Georgia, California, Texas and Quebec that are also used in the U.S. and Canada segment.

The Company owns manufacturing plants in East Longmeadow, Massachusetts and Waterford, Ireland. The East Longmeadow plant consists of approximately 1,148,000 square feet and is used in the U.S. and Canada and Global Operations segments. The Waterford plant consists of approximately 244,000 square feet and is used in our Global Operations segment. The Global Operations segment also leases an aggregate of 95,300 square feet of office and warehouse space in Hong Kong used in this segment as well as approximately 52,300 square feet of office space leased in China.

In the International segment, the Company leases or owns property in over 25 countries. The primary locations in the International segment are in the United Kingdom, Mexico, Germany, France, Spain, and Australia, all of which are comprised of both office and warehouse space.

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

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001, 2002 and 2003. These tax assessments are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has entered an Administrative Appeal contesting the 2000 and 2001 assessments and on June 3, 2008 the Company filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2002 assessment. The Company received the 2003 assessment in December of 2008, and plans to file suit in early 2009 challenging the 2003 assessment. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge these outstanding tax assessments, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post a bond and accordingly, as of December 28, 2008, bonds totaling approximately $67.7 million (at year-end 2008 exchange rates) have been posted related to the 2000, 2001 and 2002 assessments. The Company will be required to either post a bond or pay a deposit of approximately $25.7 million (at year-end 2008 exchange rates) related to the 2003 assessment during the first quarter of 2009. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them.

We are currently party to certain other legal proceedings, none of which we believe to be material to our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following persons are the executive officers of the Company. Such executive officers are elected annually. The position(s) and office(s) listed below are the principal position(s) and office(s) held by such persons with the Company. The persons listed below generally also serve as officers and directors of certain of the Company’s various subsidiaries at the request and convenience of the Company.

			Period
			Serving in
			Current
Name	Age	Position and Office Held	Position

Brian Goldner(1)	45	President and Chief Executive Officer	Since 2008
David D. R. Hargreaves(2)	56	Chief Operating Officer and Chief Financial Officer	Since 2008
John Frascotti(3)	48	Global Chief Marketing Officer	Since 2008
Duncan Billing(4)	50	Global Chief Development Officer	Since 2008
Barry Nagler(5)	52	Chief Legal Officer and Secretary	Since 2008
Deborah Thomas(6)	45	Senior Vice President, Head of Corporate Finance	Since 2008
Martin R. Trueb	56	Senior Vice President and Treasurer	Since 1997

(1)	Prior thereto, Chief Operating Officer from 2006 to 2008; prior thereto, President, U.S. Toys Segment from 2003 to 2006; prior thereto, President, U.S. Toys, from 2001 to 2003.

(2)	Prior thereto, Executive Vice President, Finance and Global Operations and Chief Financial Officer from 2007 to 2008; prior thereto, Senior Vice President and Chief Financial Officer from 2001 to 2007.

(3)	Mr. Frascotti joined the Company in January 2008. Prior thereto he was employed by Reebok International, Ltd., serving as Senior Vice President, New Business, Acquisitions and Licensing from 2002 to 2005, and as Senior Vice President, Sports Division from 2005 to 2008.

(4)	Prior thereto, Chief Marketing Officer, U.S. Toy Group since 2004; prior thereto, General Manager, Big Kids Division, since 2002.

(5)	Prior thereto, Senior Vice President, General Counsel and Secretary since 2001.

(6)	Prior thereto, Senior Vice President and Controller from 2003 to 2008; prior thereto, Vice President and Assistant Controller from 1998 to 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $.50 per share (the “Common Stock”), is traded on the New York Stock Exchange under the symbol “HAS”. The following table sets forth the high and low sales prices as reported on the Composite Tape of the New York Stock Exchange and the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices		Cash Dividends
Period	High	Low	Declared

2008
1st Quarter	$29.07	21.57	$0.20
2nd Quarter	39.63	27.73	0.20
3rd Quarter	41.68	33.23	0.20
4th Quarter	35.81	21.94	0.20
2007
1st Quarter	$30.24	27.04	$0.16
2nd Quarter	33.43	28.10	0.16
3rd Quarter	33.49	25.25	0.16
4th Quarter	30.68	25.25	0.16

The approximate number of holders of record of the Company’s Common Stock as of February 9, 2009 was 9,288.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

In February 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million in common stock after three previous authorizations dated May 2005, July 2006 and August 2007 with a cumulative authorized repurchase amount of $1.2 billion were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares that are repurchased will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

There were no repurchases made by the Company in the fourth quarter. At December 28, 2008, $252,364,317 remained available under the above authorization.

Item 6.	Selected Financial Data

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2008	2007	2006	2005	2004

Statement of Operations Data:
Net revenues	$4,021,520	3,837,557	3,151,481	3,087,627	2,997,510
Net earnings	$306,766	333,003	230,055	212,075	195,977
Per Common Share Data:
Net Earnings
Basic	$2.18	2.13	1.38	1.19	1.11
Diluted	$2.00	1.97	1.29	1.09	0.96
Cash dividends declared	$0.80	0.64	0.48	0.36	0.24
Balance Sheet Data:
Total assets	$3,168,797	3,237,063	3,096,905	3,301,143	3,240,660
Total long-term debt	$709,723	845,071	494,917	528,389	626,822
Ratio of Earnings to Fixed Charges(1)	8.15	10.86	9.74	8.33	6.93
Weighted Average Number of Common Shares:
Basic	140,877	156,054	167,100	178,303	176,540
Diluted	155,230	171,205	181,043	197,436	196,048

(1)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes.

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

Executive Summary

The Company earns revenue and generates cash through the sale of a variety of toy and game products, as well as through the out-licensing of rights for use of its properties in connection with non-competing products, including digital games, offered by third parties. The Company sells its products both within the United States and in a number of international markets. The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2008, 2007 and 2006, the second half of the year accounted for 63%, 66% and 68% of the Company’s net revenues, respectively. While many of the Company’s products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties, such as MARVEL and STAR WARS properties.

The Company’s business is primarily separated into two business segments, U.S. and Canada and International. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin and South American marketing operations, including Mexico. In addition to these two primary segments, the Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Company’s Other segment is responsible for the worldwide out-licensing of the Company’s intellectual properties and works closely with the U.S. and Canada and International segments on the development and out-licensing of the Company’s brands. Prior to 2008, the Company’s Mexican operations were included with the U.S. and Canada in the North American segment. At the beginning of 2008 the Company reorganized the management and reporting structure of its operating segments and moved the Mexican operations into the International segment and the North American segment was renamed the U.S. and Canada segment. The management reorganization was the result of a realignment of the Company’s commercial markets and reflects its objective to leverage its Mexican operations in connection with its growth strategy in Latin and South America.

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing experiences presented for the consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet. The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE, NERF and TONKA, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. During 2008 the Company had strong sales of core brand products, namely LITTLEST PET SHOP, TRANSFORMERS, PLAYSKOOL, MONOPOLY, NERF, MY LITTLE PONY, FURREAL FRIENDS and PLAY-DOH. This strategy of reimagining, reinventing and reigniting its brands has proved instrumental to achieving its overall growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. As an example of this, in July of 2007, the TRANSFORMERS motion picture was released and the Company developed and marketed products based on the motion picture. As a result of pairing this core brand with this type of entertainment, both the movie and the product line benefited. The Company expects to continue this strategy and anticipates the theatrical releases of both TRANSFORMERS: REVENGE OF THE FALLEN and G.I. JOE: RISE OF COBRA motion pictures during 2009. In addition, the Company has entered into a six-year strategic relationship with Universal Pictures to produce at least four motion pictures based on certain of Hasbro’s core brands. The first movie is expected to be released in 2010 or 2011, followed by anticipated releases of at least one movie per year thereafter.

While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. In 2008 and 2007, the Company had significant sales of products related to the Company’s license with Marvel Characters B.V. (“Marvel”), primarily due to the theatrical releases of IRON MAN in May 2008, THE INCREDIBLE HULK in June 2008 and SPIDERMAN-3 in May 2007. In addition, the Company had significant sales in 2008 of products related to the movie release of STAR WARS: CLONE WARS in August 2008 as well as sales from the movie release of INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL in May 2008. During 2009 the Company expects to continue to have a high level of revenues from entertainment-based licensed properties based on the expected major motion picture release of X-MEN ORIGINS: WOLVERINE as well as products related to television programming based on SPIDER-MAN and STAR WARS.

While gross profits of theatrical entertainment-based products are generally higher than many of the Company’s other products, sales from these products including our owned or controlled brands based on a movie release also incur royalty expense. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm’s STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profits earned on these products.

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, the Company entered into a multi-year strategic agreement with Electronic Arts Inc. (“EA”). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, G.I. JOE and LITTLEST PET SHOP. The first major game releases under this agreement were released in 2008, with a full line expected in 2009.

While the Company remains committed to investing in the growth of its business, it also continues to be focused on reducing fixed costs through efficiencies and on profit improvement. Over the last 6 years the Company has improved its full year operating margin from 7.8% in 2002 to 12.3% in 2008. The Company reviews it operations on an ongoing basis and seeks to reduce its cost structure and promote efficiency. The Company is also investing to grow its business in emerging markets. In 2008, the Company expanded its operations in China, Brazil, Russia, Korea and the Czech Republic. In addition, the Company is seeking to grow its business in entertainment, digital gaming, and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings or allow it entry into an area which is adjacent to and complementary to the toy and game business. For example, in January of 2008, the Company acquired Cranium, Inc., a developer and marketer of CRANIUM branded games and related products. In the second quarter of 2008, the Company acquired the rights to TRIVIAL PURSUIT, a brand which the Company had previously licensed on a long-term basis. Ownership of the rights will allow the Company to further leverage the brand in different media.

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last four years, the Company’s Board of Directors

(the “Board”) has adopted four share repurchase authorizations with a cumulative authorized repurchase amount of $1,700,000. After fully exhausting the prior three authorizations, the fourth authorization was approved on February 7, 2008 for $500,000. For the years ended 2008, 2007 and 2006, the Company spent $357,589, $587,004 and $456,744, respectively, to repurchase 11,736, 20,795 and 22,767 shares, respectively, in the open market. Also in 2007, the Company paid $200,000 in cash to repurchase exercisable warrants for 15,750 shares of the Company’s common stock. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions. At December 28, 2008, the Company had $252,364 remaining under the February 2008 authorization.

After a very strong first nine months of 2008, the Company was negatively impacted during the fourth quarter of 2008 by both the strengthening of the U.S. dollar relative to foreign currencies as well as the broad based economic downturn that was experienced in most of the markets in which it operates. The Company worked with its retail customers to put certain promotional programs in place with the goal of both driving sales as well as managing inventory at retail given the weakening demand. Despite the impact of the economic conditions, the Company grew revenue in both the fourth quarter and for the full year absent the impact of foreign exchange rate changes in 2008.

Recent issues in the credit markets have not materially impacted the Company’s liquidity. As of December 28, 2008 the Company had $630,390 in cash and had available capacity, if needed, under its revolving credit agreement. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for 2009.

Summary

The components of the results of operations, stated as a percent of net revenues, are illustrated below for each of the three fiscal years ended December 28, 2008.

	2008	2007	2006

Net revenues	100.0%	100.0%	100.0%
Cost of sales	42.1	41.1	41.4

Gross profit	57.9	58.9	58.6
Amortization	1.9	1.8	2.5
Royalties	7.8	8.2	5.4
Research and product development	4.8	4.4	5.4
Advertising	11.3	11.3	11.7
Selling, distribution and administration	19.8	19.7	21.7

Operating profit	12.3	13.5	11.9
Interest expense	1.2	0.9	0.9
Interest income	(0.5)	(0.8)	(0.9)
Other (income) expense, net	0.6	1.4	1.1

Earnings before income taxes	11.0	12.0	10.8
Income taxes	3.4	3.3	3.5

Net earnings	7.6%	8.7%	7.3%

Results of Operations

The fiscal years ended December 28, 2008 and December 30, 2007 were fifty-two week periods while the fiscal year ended December 31, 2006 was a fifty-three week period.

Net earnings for the fiscal year ended December 28, 2008 were $306,766, or $2.00 per diluted share. This compares to net earnings for fiscal 2007 and 2006 of $333,003 and $230,055, or $1.97 and $1.29 per diluted share, respectively.

Net earnings includes non-operating expense related to the change in fair value of certain warrants required to be classified as a liability of $44,370 in 2007 and $31,770 in 2006. These warrants were repurchased during May 2007. Net earnings for 2007 also includes a favorable tax adjustment of $29,619, or $0.17 per diluted share, related to the recognition of certain previously unrecognized tax benefits.

In January 2008 the Company acquired Cranium, Inc. (“Cranium”). The results of operations for 2008 include the operations of Cranium from the acquisition closing date of January 25, 2008.

Consolidated net revenues for the year ended December 28, 2008 were $4,021,520 compared to $3,837,557 in 2007 and $3,151,481 in 2006. Most of the Company’s net revenues and operating profits were derived from its two principal segments: the U.S. and Canada segment and the International segment, which are discussed in detail below. Consolidated net revenues in 2008 were negatively impacted by foreign currency translation of approximately $10,300 as a result of the stronger U.S. dollar in 2008 as compared to 2007 while consolidated net revenues in 2007 were positively impacted by foreign currency translation in the amount of $94,500 as a result of the overall weaker U.S. dollar in that year.

The following table presents net revenues and operating profit data for the Company’s two principal segments for 2008, 2007 and 2006. Results for 2007 and 2006 have been reclassified to conform to the Company’s 2008 operating segment structure.

		%		%
	2008	Change	2007	Change	2006

Net Revenues
U.S. and Canada	$2,406,745	5%	$2,293,742	15%	$1,997,141
International	$1,499,334	4%	$1,444,863	32%	$1,092,468
Operating Profit
U.S. and Canada	$283,152	(2)%	$287,800	13%	$254,502
International	$165,186	(13)%	$189,783	69%	$112,350

U.S. and Canada

U.S. and Canada segment net revenues for the year ended December 28, 2008 increased 5% to $2,406,745 from $2,293,742 in 2007. The impact of foreign currency translation on U.S. and Canada segment net revenues in 2008 was unfavorable and decreased net revenues by approximately $3,100. The increase in net revenues in 2008 was primarily due to higher revenues in the boys’ toys category, driven by increased sales of STAR WARS products and sales of INDIANA JONES products. Although revenues from TRANSFORMERS and MARVEL products decreased in 2008 compared to 2007, as a result of the significant sales recognized in the prior year due to the theatrical releases of TRANSFORMERS in July 2007 and SPIDER-MAN 3 in May 2007, these lines remained significant contributors to U.S. and Canada segment net revenues in 2008. The increase in segment net revenues for 2008 was also due to increased revenues in the games and puzzles category as a result of increased sales of DUEL MASTERS and TRIVIAL PURSUIT games and the impact of the acquisition of Cranium, partially offset by decreased revenues from plug and play games. Revenues from the tweens category also increased as a result of higher sales of NERF products, partially offset by decreased sales of POWER TOUR GUITAR, which is no longer in the Company’s product line, as well as lower sales of I-DOG. Revenues from the preschool category increased slightly as higher sales of PLAYSKOOL products were partially offset by decreased sales of TONKA products. Revenues from the girls’ toys category increased slightly primarily as a result of of the reintroduction of EASY-BAKE oven, partly offset by decreased revenues from MY LITTLE PONY, FURREAL FRIENDS, and LITTLEST PET SHOP. Although revenues from LITTLEST PET SHOP decreased slightly in 2008, sales of these products remained a significant contributor to U.S. and Canada segment net revenues in 2008. Revenues in 2008 were also negatively impacted by decreased sales of TOOTH TUNES.

U.S. and Canada operating profit decreased to $283,152 in 2008 from $287,800 in 2007. Operating profit in 2008 was negatively impacted by approximately $1,100 due to the translation of foreign currencies to the U.S. dollar. U.S. and Canada segment gross profits increased in dollars but decreased as a percentage of net revenues in 2008 primarily as a result of the increased promotional programs implemented by the Company in the fourth quarter of 2008, including the provision of sales allowances and markdowns, to address the weak retail environment. The increase in gross profit in dollars was more than offset by increased product development and sales and marketing expenses related to investments the Company is making in both core brands and its digital initiative related to its Wizards of the Coast subsidiary; increased amortization as a result of the acquisition of Cranium and the purchase of intellectual property rights related to TRIVIAL PURSUIT; increased royalty expense; and increased shipping and distribution costs, reflecting higher sales volume and higher transportation costs.

U.S. and Canada segment net revenues for the year ended December 30, 2007 increased 15% to $2,293,742 from $1,997,141 in 2006. The impact of foreign currency translation on U.S. and Canada segment net revenues in 2007 was favorable, due to the strength of the Canadian dollar, and increased net revenues by approximately $4,500. The increase was due primarily to increased revenues in the boys’ toys category driven by sales of MARVEL and TRANSFORMERS products due to the theatrical releases of SPIDER-MAN 3 in May 2007 and TRANSFORMERS in July 2007. Although STAR WARS product sales declined in 2007 from 2006, sales of these products were a significant contributor to boys’ toys revenues in 2007. Revenues in the girls’ toys category increased as a result of higher sales of LITTLEST PET SHOP and FURREAL FRIENDS products as well as higher revenues from the BABY ALIVE line which was reintroduced in the second quarter of 2006. To a lesser extent, revenues in the girls’ toys category were positively impacted by increased shipments of MY LITTLE PONY products. Girls’ toys revenues were negatively impacted by decreased sales of EASY-BAKE oven products due to the recall of the product in July of 2007. Revenues from the preschool category decreased slightly in 2007. Revenue from games and puzzles decreased slightly due to lower revenues from trading card and plug and play games partially offset by increased sales of traditional board games. Revenues from the tweens category decreased as a result of lower sales of electronic products such as VIDEONOW, ZOOMBOX and I-DOG partially offset by increased sales of NERF products. Revenues in 2007 were also positively impacted by increased sales of TOOTH TUNES.

U.S. and Canada operating profit increased to $287,800 in 2007 from $254,502 in 2006. Operating profit in 2007 was positively impacted by approximately $1,300 due to the translation of foreign currencies to the U.S. dollar. The increase in operating profit was primarily the result of higher gross profits resulting from the higher revenues discussed above. Although U.S. and Canada gross profit increased as a result of higher revenues, this increase in gross profit was negatively impacted by approximately $10,400 of charges recorded in the second quarter of 2007 related to the July 2007 EASY-BAKE oven recall. The increase in gross profit was also partially offset by higher royalty expense as the result of the increased sales of MARVEL and TRANSFORMERS movie-related products. Operating profit was also negatively impacted by higher advertising expense as well as higher selling and distribution costs related to the increased sales volume. In addition, U.S. and Canada operating profit included increased investment spending in an online initiative of the Company’s Wizards of the Coast operation.

International

International segment net revenues for the year ended December 28, 2008 increased by 4% to $1,499,334 from $1,444,863 in 2007. In 2008 net revenues were negatively impacted by currency translation of approximately $7,400 as a result of a stronger U.S. dollar. The increase in net revenues was primarily the result of increased product sales in the girls’ toys and preschool categories primarily relating to LITTLEST PET SHOP in the girls’ toys category and PLAYSKOOL, which includes IN THE NIGHT GARDEN products, in the preschool category. Net revenues in the games and puzzles category decreased primarily as a result of decreased revenues from MAGIC: THE GATHERING product, TRIVIAL PURSUIT products and MONOPOLY products. Net revenues in the boys’ toys category decreased primarily as a result of decreased sales of MARVEL and TRANSFORMERS products, however, both product lines continued to be significant contributors to International segment net revenues in 2008. Decreased net revenues in the boys’ toys category were partially offset by increased sales of STAR WARS and sales of INDIANA JONES products. Net revenues in the tweens category decreased primarily as a result of decreased revenues from POWER TOUR GUITAR, which is no longer in the Company’s product line, and I-DOG, partially offset by increased sales of NERF products.

International segment operating profit decreased 13% to $165,186 in 2008 from $189,783 in 2007. Operating profit for the International segment in 2008 was negatively impacted by approximately $4,400 due to the translation of foreign currencies to the U.S. dollar. The decrease in International segment operating profit also reflects promotional programs implemented by the Company in the fourth quarter of 2008 in response to weakened retail conditions; increased advertising expense; and increased investments in emerging markets; partially offset by lower royalty expense as a result of lower sales of entertainment-based products. In addition, International segment operating profit in 2008 was positively impacted by the recognition of a pension surplus in the United Kingdom.

International segment net revenues for the year ended December 30, 2007 increased by 32% to $1,444,863 from $1,092,468 in 2006. In 2007, net revenues were positively impacted by currency translation of approximately $88,800 as a result of a weaker U.S. dollar. The increase in net revenues was primarily the result of increased net revenues in the boys’ toys category. As in the U.S. and Canada segment, this increase was driven by higher sales of TRANSFORMERS products resulting from the theatrical release of the TRANSFORMERS movie in most countries in July of 2007 and MARVEL products resulting from the theatrical release of SPIDER-MAN 3 in May of 2007. Increased revenues in the girls’ toys category were principally the result of increased sales of LITTLEST PET SHOP products, and to a lesser extent, MY LITTLE PONY and BABY ALIVE products. Revenues in the preschool category were higher in 2007 based on increased sales of PLAYSKOOL products, partially due to strong revenues of IN THE NIGHT GARDEN in the United Kingdom. Revenues in the games and puzzles category increased primarily due to increased sales of MONOPOLY. Revenues from the tweens category increased primarily as a result of sales of the POWER TOUR GUITAR which was introduced in 2007.

International segment operating profit increased 69% to $189,783 in 2007 from $112,350 in 2006. Operating profit for the segment in 2007 was positively impacted by approximately $10,600 due to the translation of foreign currencies to the U.S. dollar. The remaining increase in operating profit was due to the higher revenues discussed above. The increased gross profit as a result of the higher revenues was partially offset by higher royalty expense due to higher sales of MARVEL and TRANSFORMERS products as well as higher advertising and selling, distribution and administration expenses.

Gross Profit

The Company’s gross profit margin decreased to 57.9% for the year ended December 28, 2008 from 58.9% in 2007. The decrease is primarily due to incremental promotional programs, including sales allowances and markdowns, implemented in the fourth quarter of 2008 as a result of the weak retail environment, as well as changes in product mix. Decreases in gross profit as the result of input cost inflation were partially offset by cost savings initiatives and an increase in pricing of certain of the Company’s products. The Company currently does not expect to have similar incremental promotional programs in 2009.

The Company’s gross profit margin increased to 58.9% for the year ended December 30, 2007 from 58.6% in 2006. This increase was due to changes in product mix, primarily the positive impact of higher sales of licensed products. Although licensed products generally carry a higher gross margin, the increased gross margin was largely offset by higher royalty expense associated with these products. Gross profit in 2007 was also negatively impacted by approximately $10,400 in charges related to the recall of the Company’s EASY-BAKE oven product and by a charge of approximately $10,000 related to a restructuring and related reduction in work force at the Company’s manufacturing facility in East Longmeadow, Massachusetts. This charge consisted primarily of severance costs.

Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 28, 2008:

	2008	2007	2006

Amortization	1.9%	1.8%	2.5%
Royalties	7.8	8.2	5.4
Research and product development	4.8	4.4	5.4
Advertising	11.3	11.3	11.7
Selling, distribution and administration	19.8	19.7	21.7

Amortization expense increased to $78,265 or 1.9% of net revenues in 2008 compared to $67,716 or 1.8% of net revenues in 2007. The increase is primarily the result of the acquisition of Cranium, Inc. in January 2008 and the purchase of the intellectual property rights related to TRIVIAL PURSUIT in the second quarter of 2008. Property rights of $68,500 and $80,800 were recorded as a result of the Cranium, Inc. acquisition and the purchase of TRIVIAL PURSUIT, respectively, and are each being amortized over fifteen years. Amortization expense decreased to $67,716 in 2007 from $78,934 in 2006. A portion of amortization expense relates to licensing rights and is based on expected sales of products related to those licensing rights. The decrease in amortization expense in 2007 primarily related to decreased amortization of the product rights related to STAR WARS.

Royalty expense decreased to $312,986 or 7.8% of net revenues in 2008 compared to $316,807 or 8.2% of net revenues in 2007. The decrease in royalty expense is primarily the result of the impact of foreign exchange. Absent this foreign exchange impact, royalty expense decreased slightly as the result of slightly lower sales of entertainment-based products. Royalty expense increased to $316,807 or 8.2% of net revenues in 2007 compared to $169,731 or 5.4% of net revenues in 2006. This increase was primarily due to increased sales of entertainment-based products, primarily MARVEL and TRANSFORMERS movie-related products due to the theatrical releases of SPIDER-MAN 3 and TRANSFORMERS in 2007.

Research and product development expense increased in 2008 to $191,424 or 4.8% of net revenues from $167,194 or 4.4% of net revenues in 2007. The increase in 2008 reflects higher investments in the Company’s core brands, increased expenditures relating to the Company’s digital initiatives, as well as additional expenses as a result of the Company’s Cranium acquisition. Research and product development expense decreased in 2007 to $167,194 or 4.4% of net revenues from $171,358 or 5.4% of net revenues in 2006. This decrease reflected higher investments in the prior year, primarily as a result of increased expenditures related to the introduction of the MARVEL product lines in late 2006 and early 2007.

Advertising expense increased in dollars to $454,612 in 2008 from $434,742 in 2007, but remained flat as a percentage of net revenues at 11.3%. The increase in dollars is primarily the result of higher spending to increase awareness of the Company’s brands. Advertising expense increased in dollars to $434,742 in 2007 from $368,996 in 2006, but decreased as a percentage of revenues to 11.3% from 11.7% in 2006. The decrease as a percentage of revenues primarily related to the mix of sales in 2007, which included increased sales of entertainment-based products, which require lower amounts of advertising and promotion. Revenues from properties related to major motion picture releases were higher in 2008 and 2007 as compared to 2006.

Selling, distribution and administration expenses increased to $797,209 or 19.8% of net revenues in 2008, compared to $755,127 or 19.7% of net revenues in 2007. The increase reflects increased sales and marketing expenses to support the growth in the business; increased investment in the expansion into emerging markets, including Brazil, China, Russia, the Czech Republic and Korea; increased investment in the Company’s digital and entertainment strategies; and increased shipping and distribution costs associated with both increased sales volume and higher transportation costs. Selling, distribution and administration expenses increased in dollars to $755,127 in 2007 from $682,214 in 2006 but decreased as a percentage of revenues to 19.7% from 21.7% in 2006. The increase in dollars reflected higher variable selling and distribution costs resulting from higher revenues in 2007, as well as higher incentive compensation provisions, the impact of foreign currency, and general inflationary increases. The decrease as a percentage of revenues in 2008 and 2007 compared to 2006 reflects the fixed nature of certain of these expenses, coupled with the higher revenues in each of those years.

Interest Expense

Interest expense increased to $47,143 in 2008 from $34,618 in 2007. The increase in interest expense was primarily the result of higher average borrowings in 2008 primarily as a result of the issuance of $350,000 of notes in September 2007, partially offset by the repayment of $135,092 of notes in July 2008. The increase in the average borrowing rate for 2008 from the issuance of long-term debt in 2007 was more than offset by decreases in the average borrowing rate on short-term debt in 2008 as well as the repayment of 6.15% notes in July 2008.

Interest expense increased to $34,618 in 2007 from $27,521 in 2006. The increase in interest expense was due to higher average borrowings in 2007 primarily resulting from the issuance of $350,000 of notes in September 2007. The majority of the proceeds from the issuance of these notes were used to repay short-term debt resulting from increased repurchases of common stock as well as the repurchase of the Lucas warrants for $200,000.

Interest Income

Interest income was $17,654 in 2008 compared to $29,973 in 2007 and $27,609 in 2006. The decrease in interest income in 2008 from 2007 is primarily the result of lower returns on invested cash. Interest income in 2006 includes $5,200 related to a long-term deposit that was refunded during 2006. The increase in interest income in 2007 from 2006 primarily reflected higher average rates of return in 2007 compared to 2006, and, to a lesser extent, higher average invested balances in 2007. During a portion of 2007 and 2006, the Company invested excess cash in auction rate securities, which generated a higher rate of return and contributed to the higher level of interest income in 2007 and 2006.

Other (Income) Expense, Net

Other (income) expense, net of $23,752 in 2008 compares to $52,323 in 2007 and $34,977 in 2006. In 2007 and 2006 the major component of other (income) expense was non-cash expense related to the change in fair value of the Lucas warrants, which were required to be classified as a liability. These warrants were required to be adjusted to their fair value each quarter through earnings. In May 2007, the Company exercised the call option on these warrants and repurchased them for $200,000 in cash, which approximated fair value at that date. As these warrants were repurchased in 2007, there was no fair value adjustment in 2008. For 2007 and 2006, expense related to the change in fair value of these warrants was $44,370 and $31,770, respectively. Absent the impact of the fair value adjustments, increased expense in 2008 primarily relates to increased foreign exchange losses arising from the impact of the large downward movement in foreign exchange rates, primarily in the fourth quarter of 2008, on non-U.S. denominated intercompany balances.

Income Taxes

Income tax expense totaled 30.4% of pretax earnings in 2008 compared with 28.0% in 2007 and 32.6% in 2006. Income tax expense for 2008 is net of a tax benefit of approximately $10,200 related to discrete tax events, primarily comprised of a benefit from the repatriation of certain foreign earnings, as well as the settlement of various tax examinations in multiple jurisdictions. Income tax expense for 2007 was net of a benefit of $29,999 related to discrete tax events, primarily relating to the recognition of previously unrecognized tax benefits. Income tax expense for 2006 includes a charge of approximately $7,800 related to discrete tax events, primarily relating to the settlement of various tax examinations in multiple jurisdictions. Absent these items, potential interest and penalties recorded in 2008 and 2007 related to uncertain tax positions, and the effect of the fair value adjustment of the Lucas warrants, which had no tax effect in 2007 and 2006, the 2008 effective tax rate would have been 32.8% compared to 30.5% in 2007 and 27.6% in 2006. The increase in the adjusted rate to 32.8% in 2008 compared to 30.5% in 2007 primarily reflects the change in the mix of where the Company earned its profits. The increase in the adjusted rate to 30.5% in 2007 from

27.6% in 2006 primarily reflects the decision to provide for the repatriation of a portion of 2007 international earnings to the U.S.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2008, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. During 2009, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for 2009, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

At December 28, 2008, cash and cash equivalents, net of short-term borrowings were $622,804 compared to $764,257 and $704,818 at December 30, 2007 and December 31, 2006, respectively. Hasbro generated $593,185, $601,794, and $320,647 of cash from its operating activities in 2008, 2007 and 2006, respectively. In 2007 and 2006 operating cash flows were impacted by royalty advances paid of $70,000 and $105,000 related to MARVEL in those respective years. In addition, 2007 and 2006 net earnings included non-cash expense of $44,370 and $31,770, respectively, related to the fair value adjustment related to the Lucas warrants that were repurchased in May of 2007. The remaining decrease in 2008 operating cash flows was due to decreased net earnings in 2008 compared to 2007. The higher cash flows from operations in 2007 compared to 2006 were primarily the result of increased earnings as well as the mix of products in 2007 net revenues.

Accounts receivable decreased to $611,766 at December 28, 2008 from $654,789 at December 30, 2007. The accounts receivable balance at December 28, 2008 includes a decrease of approximately $61,100 as a result of the stronger U.S. dollar in 2008. Absent the impact of foreign exchange, accounts receivable increased slightly. Accounts receivable increased to $654,789 at December 30, 2007 from $556,287 at December 31, 2006. The increase in accounts receivable was primarily the result of higher sales volume in 2007. The December 30, 2007 accounts receivable balance includes an increase of approximately $31,100 related to the currency impact of the weaker U.S. dollar. Fourth quarter days sales outstanding remained consistent at 45 days in 2008, 2007 and 2006. The Company has a revolving accounts receivable securitization facility whereby the Company is able to sell undivided fractional ownership interests in qualifying accounts receivable on an ongoing basis. At December 28, 2008 and December 30, 2007, there was $250,000 sold at each period-end under this program.

Inventories increased to $300,463 at December 28, 2008 from $259,081 at December 30, 2007. The increase relates to lower revenues in the fourth quarter of 2008 as a result of the weak retail environment and, to a lesser extent, the Company’s expansion into emerging markets. The December 28, 2008 inventory balance includes a decrease of approximately $20,900 as a result of the currency impact of the stronger U.S. dollar in 2008. The increase in inventory to $259,081 at December 30, 2007 from $203,337 at December 31, 2006 reflected the growth of the Company’s business in 2007. In addition, inventories increased approximately $9,400 due to the weaker U.S. dollar in 2007.

Prepaid expenses and other current assets decreased to $171,387 at December 28, 2008 from $199,912 at December 30, 2007. This decrease is primarily due to utilization of a portion of the Marvel and the remainder of the Lucas prepaid royalty advances. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. At

December 28, 2008, the Company had prepaid royalties related to the Marvel license in both current and non-current assets. Each reporting period, the Company reflects as current prepaid expense the amount of royalties it expects to reflect in the statement of operations in the upcoming twelve months. The decrease in prepaid expenses and other current assets in 2008 was partially offset by an increase in the value of the Company’s foreign currency contracts as a result of the strengthening of the U.S. dollar. Prepaid expenses and other current assets decreased to $199,912 at December 30, 2007 from $243,291 at December 31, 2006. This decrease was primarily due to utilization of Marvel and Lucas royalty advances, as well as a decrease in deferred tax assets.

Accounts payable and accrued expenses increased to $792,306 at December 28, 2008 from $742,122 at December 30, 2007. The increase was primarily the result of increased accrued royalties as a result of the utilization of the remainder of the Lucas prepaid royalty advance in the third quarter of 2008 as well as increased accrued pension primarily due to decreases in the Plans’ asset values in 2008. The December 28, 2008 accounts payable and accrued expenses balance includes a decrease of approximately $64,300 as a result of the currency impact of the stronger U.S. dollar in 2008 compared to 2007. Accounts payable and accrued expenses decreased to $742,122 at December 30, 2007 from $895,311 at December 31, 2006. The decrease was primarily due to the Company’s exercise of its call option related to warrants required to be classified as a liability and repurchasing these warrants for $200,000 in cash in the second quarter of 2007. At December 31, 2006, these warrants had a fair value of $155,630. The decrease was also a result of the reclassification to non-current liabilities of the liabilities related to uncertain tax positions as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” at the beginning of 2007. These decreases were partially offset by increases in accrued royalties primarily due to the significant sales of TRANSFORMERS movie-related products, accrued advertising due to higher levels of advertising expense in the fourth quarter of 2007, as well as higher accounts payable due to higher levels of inventory and expenses as of December 30, 2007.

Cash flows from investing activities were a net utilization of $271,920, $112,465 and $83,604 in 2008, 2007 and 2006, respectively. The 2008 utilization includes the Company’s purchase of the intellectual property rights related to the TRIVIAL PURSUIT brand for a total cost of $80,800 as well as $65,153 in cash, net of cash acquired, used to acquire Cranium, Inc. in January 2008. In July 2007, with the exception of rights to DUNGEONS & DRAGONS, the Company reacquired the remaining digital gaming rights for its owned or controlled properties held by Infogrames Entertainment SA (Infogrames). The acquisition price of $19,000 included $18,000 in cash and $1,000 of non-cash consideration in the form of the return of preferred stock held by the Company in a subsidiary of Infogrames. The rights repurchased in 2007 were previously held by Infogrames on an exclusive basis as a result of a licensing agreement entered into during 2000. The Company made no acquisitions in 2006. During 2008, the Company expended approximately $117,000 on additions to its property, plant and equipment compared to $92,000 during 2007 and $82,000 during 2006. Of these amounts, 56% in 2008, 61% in 2007 and 63% in 2006 were for purchases of tools, dies and molds related to the Company’s products. In 2009, the Company expects capital expenditures to decrease and be in the range of $90,000 to $100,000. During the three years ended December 28, 2008, depreciation of plant and equipment was $87,873, $88,804, and $67,773, respectively.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable made it necessary for the Company to borrow higher amounts during the latter part of the year. During 2008, 2007 and 2006, the Company primarily utilized cash from operations, borrowings under its available lines of credit and its accounts receivable securitization program to fund its operations.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC (“HRF”). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided fractional ownership interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a source of working capital. Based on the amount of eligible accounts receivable as of December 28, 2008, the Company had availability under this program to sell $251,100, of which $250,000 was utilized.

The Company has a revolving credit agreement (the “Agreement”) which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, subject to lender agreement, up to a total committed facility of $500,000. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the fiscal year ended December 28, 2008. The Company had no borrowings outstanding under its committed revolving credit facility at December 28, 2008. However, letters of credit outstanding under this facility as of December 28, 2008 were approximately $1,700. Amounts available and unused under the committed line at December 28, 2008 were approximately $298,300. The Company also has other uncommitted lines from various banks, of which approximately $38,700 was utilized at December 28, 2008. Of the amount utilized under the uncommitted lines, approximately $7,500 and $31,200 represent outstanding borrowings and letters of credit, respectively.

Net cash utilized by financing activities was $457,391 in 2008. Of this amount, $360,244, which includes transaction costs, was used to repurchase shares of the Company’s common stock. In February 2008 the Company’s Board of Directors authorized the repurchase of an additional $500,000 in common stock after three previous authorizations dated May 2005, July 2006 and August 2007 with a cumulative authorized repurchase amount of $1,200,000 were fully utilized. During 2008, the Company repurchased 11,736 shares at an average price per share of $30.44. At December 28, 2008, $252,364 remained under the February 2008 authorization. Dividends paid were $107,065 in 2008 compared to $94,097 in 2007, reflecting the increase in the Company’s quarterly dividend rate to $0.20 per share in 2008 from $0.16 per share in 2007, and net of the effect of decreased shares outstanding in 2008 as a result of the share repurchases. In addition, $135,092 was used to repay long-term debt. These uses of cash were partially offset by cash receipts of $120,895 from the exercise of employee stock options.

Net cash utilized by financing activities was $433,917 in 2007. Of this amount, $584,349, which includes transaction costs, was used to repurchase shares of the Company’s common stock. During 2007, the Company repurchased 20,795 shares at an average price per share of $28.20. In addition, the Company purchased certain warrants in May 2007 for $200,000 in accordance with the terms of the call provision of the amended Lucas warrant agreement. Dividends paid were $94,097 in 2007, compared to $75,282 in 2006, reflecting the increase in the Company’s quarterly dividend rate to $0.16 per share in 2007 compared to $0.12 per share in 2006. These uses of cash were partially offset by net proceeds of $346,009 from the issuance of $350,000 of notes that are due in 2017. The proceeds from the notes were primarily used to repay short-term borrowings. The uses of cash were also partially offset by cash receipts of $82,661 from the exercise of employee stock options.

Net cash utilized by financing activities was $467,279 in 2006. Of this amount, $456,744, which includes transaction costs, was used to repurchase shares of the Company’s common stock. During 2006, the Company repurchased 22,767 shares at an average price per share of $20.03. In addition, $32,743 was used to repay long-term debt. Dividends paid were $75,282 in 2006. These uses of cash were partially offset by cash receipts of $86,257 from the exercise of employee stock options.

At December 28, 2008, the Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company’s common stock trade at or below $9.72 per share for 20 of the 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company’s common stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2007 and each of the calendar quarters in 2008 this conversion feature was met and the debentures were convertible throughout 2008. There were no debentures converted during 2008. At December 31, 2008, this conversion feature was met again and the bonds are convertible through March 31, 2009 at which time the requirements of the conversion feature will be reevaluated. In addition, if the closing price of the Company’s common stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. At certain times during the year, based on the Company’s common stock price, the Company had the right to call the debentures under this provision. As of December 28, 2008, the Company did not have the right to call the debentures. The Company believes a call would result in conversion by the holders of the debentures and issuance of the shares, thereby increasing the number of shares outstanding. Thus far, based on the Company’s targeted capital structure and the low cost of the debentures, when the debentures have been callable the Company has believed that it was more economically beneficial for it to not exercise its right to call the debentures. Currently, this economic benefit includes a lower cash cost of paying interest on the debentures than the Company would pay in dividends on the incremental number of shares that would be outstanding. The Company will continue to assess, at times when it is available, the desirability of exercising the call option in the future based on the then existing economic circumstances and the Company’s business objectives. The holders of these debentures may also put the notes back to Hasbro in December 2011 and December 2016 at the original principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company’s discretion. While the Company’s current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash.

The $350,000 notes due in 2017 bear interest at a rate of 6.30%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is decreased two levels below the Company’s credit ratings on the date of issuance of the notes. From the date of issuance through December 28, 2008, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were BBB, Baa2 and BBB, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The Company currently has an open authorization from its Board of Directors to issue up to an additional $425,000 of long-term debt.

Including the debentures and notes described above, the Company has remaining principal amounts of long-term debt at December 28, 2008 of approximately $709,723 due at varying times from 2017 through 2028. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $16,041 in 2009. The Company also had letters of credit and other similar instruments of approximately $100,700 and purchase commitments of $227,673 outstanding at December 28, 2008. The Company believes that cash from operations, including the securitization facility, and, if necessary, its line of credit, will allow the Company to meet these and other obligations described above.

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

Sales Allowances

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. Revenue from product sales is recognized upon passing of title to the customer, generally at the time of shipment. Revenue from product sales, less related sales allowances, is added to royalty revenue and reflected as net revenues in the consolidated statements of operations. The Company routinely commits to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of Company products during the year. Discounts and allowances are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2008, there have been no material adjustments to the Company’s estimates made in prior years.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company’s annual impairment test was performed in the fourth quarter of 2008 and no impairment was indicated. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 28, 2008, the Company has goodwill and intangible assets with indefinite lives of $550,235 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $492,674 at December 28, 2008. During 2008, there were no impairment charges related to these intangible assets.

Recoverability of Royalty Advances and Commitments

The recoverability of royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the non-recoverable minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 28, 2008, the Company had $70,982 of prepaid royalties, $44,329 of which are included in prepaid expenses and other current assets and $26,653 which are included in other assets.

Pension Costs and Obligations

The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets and applicable discount rates. At the end of 2007 the Company froze benefits under its two largest pension plans in the U.S., with no future benefits accruing to employees. The Company will continue to pay benefits under the plan consistent with the provisions existing at the date of the plan benefit freeze.

The estimates for the Company’s U.S. plans are established at the Company’s measurement date. In accordance with the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“SFAS No. 158”), the Company uses its fiscal year-end date as its measurement date to measure the liabilities and assets of the plans and to establish the expense for the upcoming year.

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on U.S. plan assets used in the calculation of 2008 pension expense for the U.S. plans was 8.75%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2008 pension expense for U.S. plans by approximately $685.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. The Company’s discount rate for its U.S. plans used for the calculation of 2008 pension expense averaged 6.34%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2008 pension expense and the 2008 projected benefit obligation by approximately $165 and $7,972, respectively.

In accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions”, actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore generally affect recognized expense in future periods. At December 28, 2008, the Company’s U.S. plans had unrecognized actuarial losses of $87,906 included in accumulated other comprehensive income related to its defined benefit pension plans compared to $19,158 at December 30, 2007. The increase primarily reflects a decrease in the fair value of plan assets in 2008. Pension plan assets are valued on the basis of their fair market value on the measurement date. These changes in the fair market value of plan assets impact the amount of future pension expense due to amortization of the unrecognized actuarial losses.

Stock-Based Compensation

The Company has a stock-based compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan, the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. The Company measures all stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Total stock-based compensation expense recognized for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $35,221, $29,402 and $22,832, respectively. As of December 28, 2008, total unrecognized stock-based compensation cost was approximately $33,700.

The Company uses the Black-Scholes option pricing model to value stock options that are granted under these plans. The Black-Scholes method includes four significant assumptions: (1) expected term of the options, (2) risk-free interest rate, (3) expected dividend yield, and (4) expected stock price volatility. For the Company’s 2008, 2007 and 2006 stock option grants, the weighted average expected term was approximately 5 years. This amount is based on a review of employees’ exercise history relating to stock options as well as the contractual term of the option. The weighted average risk-free interest rates used for 2008, 2007 and 2006 stock option grants were 2.71%, 4.79% and 4.98%, respectively. This estimate was based on the interest rate available on U.S. treasury securities with durations that approximate the expected term of the option. The weighted average expected dividend yields used for the 2008, 2007 and 2006 stock option grants were 2.95%, 1.97% and 2.55%, respectively, which is based on the Company’s current annual dividend amount divided by the stock price on the date of the grant. The weighted average expected stock price volatilities used were 22% for 2008 and 2007 stock option grants and 24% for 2006 stock option grants. These amounts were derived using a combination of current and historical implied price volatility. Implied price volatility reflects the volatility implied in publicly traded options on the Company’s common stock, which the Company believes represents the expected future volatility of the Company’s stock price. The Company believes that since this is a market-based estimate, it provides a better estimate of expected future volatility as compared to based only on historical volatility.

In 2008, 2007 and 2006, as part of its employee stock-based compensation plan, the Company issued contingent stock performance awards, which provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2010 for the 2008 award, over the three fiscal years ended December 2009 for the 2007 award, and over a ten quarter period beginning July 3, 2006 and ending December 2008 for the 2006 award. Each award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and net revenue targets. These awards are valued based on the fair market value of the Company’s common stock on the date of the grant and expensed over the performance period. The measurement of the expense related to this award is based on the Company’s current estimate of revenues and diluted earnings per share over the performance period. Changes in these estimates may impact the expense recognized related to these awards.

Income Taxes

The Company’s annual income tax rate is based on its income, statutory tax rates, changes in prior tax positions, and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and in evaluating its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged and the Company is not successful in defending these challenges. These estimated liabilities are adjusted, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit.

An estimated effective income tax rate is applied to the Company’s quarterly operating results. In the event there is a significant unusual or extraordinary item recognized in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the time. Changes in the Company’s estimated effective income tax rate during 2008 were primarily due to changes in its estimate of earnings by tax jurisdiction. In addition, changes in judgment regarding likely outcomes related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2008, the Company recorded a total benefit of approximately $10,200 related to discrete tax events primarily comprised of a benefit related to the repatriation of certain foreign earnings to the U.S., as well as the settlement of various tax examinations in multiple jurisdictions.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the financial statements or at a different amount than that which is recognized in the financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheet. Deferred tax assets represent credits or deductions that have been reflected in the financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future credits, deductions or capital losses. Deferred tax liabilities represent expenses recognized in the Company’s income tax return that have not yet been recognized in the Company’s financial statements or income recognized in the financial statements that has not yet been recognized in the Company’s income tax return. During 2007, the Mexican government instituted a tax structure which results in companies paying the higher of an income-based tax or an alternative flat tax commencing in 2008. Should the Company be subject to the alternative flat tax, it would be required to review whether its net deferred tax assets would be realized. During 2008 the Company was subject to the income-based tax. As the Company believes that it will continue to be subject to the income-based tax in 2009, it believes that the net deferred tax assets related to the Mexican tax jurisdiction will be realizable. Should the facts and circumstances change, the Company may be required to reevaluate deferred tax assets related to its Mexican operations, which may result in additional tax expense.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $709,723 in principal amount of long-term debt outstanding at December 28, 2008. Future payments required under these and other obligations as of December 28, 2008 are as follows:

	Payments Due by Fiscal Year
Certain Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$—	—	—	—	—	709,723	709,723
Interest payments on long-term debt	36,173	36,173	36,173	36,173	36,173	251,956	432,821
Operating lease commitments	30,921	22,118	16,559	11,923	9,527	10,522	101,570
Future minimum guaranteed contractual payments	16,041	5,605	36,172	—	—	—	57,818
Purchase commitments	227,673	—	—	—	—	—	227,673

	$310,808	63,896	88,904	48,096	45,700	972,201	1,529,605

The Company has a liability at December 28, 2008, including potential interest and penalties, of $92,812 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

Included in the Thereafter column above is $249,828 in principal amount of senior convertible debt due 2021. The holders of these debentures may put the notes back to the Company in December 2011 and December 2016 at the principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two. In addition, at December 28, 2008, these debentures may be converted to shares at an initial conversion price of $21.60 per share through March 31, 2009, at which time the requirements of the contingent conversion feature will be reevaluated. If the closing price of the Company’s common stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of a calendar quarter, or upon other specified events, the debentures will be convertible at the initial conversion price of $21.60.

The Company’s agreement with Marvel provides for minimum guaranteed royalty payments and requires the Company to make minimum expenditures on marketing and promotional activities. The future minimum contractual payments in the table above include future guaranteed contractual royalty payments of $35,000 payable to Marvel that are contingent upon the theatrical release of SPIDER-MAN 4 which the Company currently expects to be paid in 2011. Subsequent to December 28, 2008, the Company entered into an agreement with Marvel that resulted in the extension of the current agreement from the end of 2011 through the end of 2017. The extended agreement includes an additional $100,000 in minimum guaranteed royalties, with the potential for up to an additional $140,000 in guaranteed royalties contingent upon the release by Marvel of certain MARVEL character-based theatrical releases that meet certain defined criteria. Amounts that are or may be payable to Marvel under this extended agreement are not reflected in the table above.

In addition to the amounts included in the table above, the Company expects to make contributions totaling approximately $17,100 related to its unfunded U.S. and other International pension plans in 2009. The Company also has letters of credit and related instruments of approximately $100,700 at December 28, 2008.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against foreign currencies could result in an approximate $64,500 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the related forecasted foreign currency transactions.

The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company’s revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company’s revenues and earnings due to translation of foreign revenues and costs. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At December 28, 2008, these contracts had unrealized gains of $72,053, of which $32,203 are recorded in prepaid expenses and other current assets and $39,850 are recorded in other assets. Included in accumulated other comprehensive income at December 28, 2008 are deferred gains of $63,513, net of tax.

At December 28, 2008, the Company had fixed rate long-term debt of $709,723. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $34,300 or $30,900, respectively.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 52% of its consolidated net revenues in 2008 and 2007 and 53% of its consolidated net revenues in 2006. In the past three years certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2008, approximately 63% of the Company’s full year net revenues were recognized in the second half of the year. Although the Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years where the Company has products related to a major motion picture release that occurs in the first half of the year. In 2008 the Company had products related to the mid-year major motion picture releases of IRONMAN, THE INCREDIBLE HULK and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of larger retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2008 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

New Accounting Pronouncements

Effective at the beginning of 2009, the Company is required to prospectively adopt the provisions of Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”, (“SFAS 141R”), which makes certain modifications to the accounting for business combinations. These changes include (1) the requirement for an acquirer to recognize all assets acquired and liabilities assumed at their fair value on the acquisition date; (2) the requirement for an acquirer to recognize assets or liabilities arising from contingencies at fair value as of that acquisition date; and (3) the requirement that an acquirer expense all acquisition related costs. This Statement is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2009.

Effective at the beginning of 2009, the Company is required to prospectively adopt the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, (“SFAS 160”) which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of shareholders’ equity. Current practice is to present noncontrolling interests as a liability or other item outside of equity. The presentation and disclosure provisions of SFAS 160 are required to be applied on a retrospective basis. The Company does not expect the adoption of SFAS 160 to have an impact on its consolidated balance sheet or results of operations.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which requires enhanced disclosures related to derivative instruments and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and the disclosure requirements will be applicable for the Company’s 2009 consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures required by FSP 132(R)-1 will be applicable for the Company’s year-end 2009 financial statements.

In 2009 the Company will adopt the remaining provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets. The adoption of these provisions will not have an impact on the Company’s statements of operations or statement of financial position.

Other Information

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island
February 24, 2009

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 28, 2008 and December 30, 2007
(Thousands of Dollars Except Share Data)

	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$630,390	774,458
Accounts receivable, less allowance for doubtful accounts of $32,400 in 2008 and $30,600 in 2007	611,766	654,789
Inventories	300,463	259,081
Prepaid expenses and other current assets	171,387	199,912

Total current assets	1,714,006	1,888,240
Property, plant and equipment, net	211,707	187,960

Other assets
Goodwill	474,497	471,177
Other intangibles, net	568,412	486,232
Other	200,175	203,454

Total other assets	1,243,084	1,160,863

Total assets	$3,168,797	3,237,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$7,586	10,201
Current portion of long-term debt	—	135,348
Accounts payable	184,453	186,202
Accrued liabilities	607,853	555,920

Total current liabilities	799,892	887,671
Long-term debt, excluding current portion	709,723	709,723
Other liabilities	268,396	254,577

Total liabilities	1,778,011	1,851,971

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2008 and 2007	104,847	104,847
Additional paid-in capital	450,155	369,092
Retained earnings	2,456,650	2,261,561
Accumulated other comprehensive earnings	62,256	74,938
Treasury stock, at cost, 70,465,216 shares in 2008 and 64,487,616 shares in 2007	(1,683,122)	(1,425,346)

Total shareholders’ equity	1,390,786	1,385,092

Total liabilities and shareholders’ equity	$3,168,797	3,237,063

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal Years Ended in December
(Thousands of Dollars Except Per Share Data)

	2008	2007	2006

Net revenues	$4,021,520	3,837,557	3,151,481
Cost of sales	1,692,728	1,576,621	1,303,885

Gross profit	2,328,792	2,260,936	1,847,596

Expenses
Amortization	78,265	67,716	78,934
Royalties	312,986	316,807	169,731
Research and product development	191,424	167,194	171,358
Advertising	454,612	434,742	368,996
Selling, distribution and administration	797,209	755,127	682,214

Total expenses	1,834,496	1,741,586	1,471,233

Operating profit	494,296	519,350	376,363

Nonoperating (income) expense
Interest expense	47,143	34,618	27,521
Interest income	(17,654)	(29,973)	(27,609)
Other (income) expense, net	23,752	52,323	34,977

Total nonoperating expense, net	53,241	56,968	34,889

Earnings before income taxes	441,055	462,382	341,474
Income taxes	134,289	129,379	111,419

Net earnings	$306,766	333,003	230,055

Per common share
Net earnings
Basic	$2.18	2.13	1.38

Diluted	$2.00	1.97	1.29

Cash dividends declared	$0.80	0.64	0.48

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Thousands of Dollars)

	2008	2007	2006

Cash flows from operating activities
Net earnings	$306,766	333,003	230,055
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation of plant and equipment	87,873	88,804	67,773
Amortization	78,265	67,716	78,934
Loss on impairment of investment	—	—	2,629
Change in fair value of liabilities potentially
settleable in common stock	—	44,370	31,770
Deferred income taxes	24,994	37,578	24,967
Stock-based compensation	35,221	29,402	22,832
Change in operating assets and liabilities:
Increase in accounts receivable	(14,220)	(74,941)	(10,708)
Increase in inventories	(69,871)	(44,267)	(17,623)
Decrease (increase) in prepaid expenses and other current assets	74,734	79,247	(35,174)
Increase (decrease) in accounts payable and accrued liabilities	56,143	64,936	(35,639)
Other, including long-term advances	13,280	(24,054)	(39,169)

Net cash provided by operating activities	593,185	601,794	320,647

Cash flows from investing activities
Additions to property, plant and equipment	(117,143)	(91,532)	(82,103)
Investments and acquisitions, net of cash acquired	(154,757)	(18,000)	—
Purchases of short-term investments	(42,000)	(43,700)	(941,120)
Proceeds from sales of short-term investments	42,000	43,700	941,120
Other	(20)	(2,933)	(1,501)

Net cash utilized by investing activities	(271,920)	(112,465)	(83,604)

Cash flows from financing activities
Net proceeds from borrowings with original maturities of more than three months	—	346,009	—
Repayments of borrowings with original maturities of more than three months	(135,092)	—	(32,743)
Net repayments of other short-term borrowings	(645)	(1,150)	(3,726)
Purchases of common stock	(360,244)	(584,349)	(456,744)
Purchase of Lucas warrants	—	(200,000)	—
Stock option transactions	120,895	82,661	86,257
Excess tax benefits from stock-based compensation	24,760	17,009	14,959
Dividends paid	(107,065)	(94,097)	(75,282)

Net cash utilized by financing activities	(457,391)	(433,917)	(467,279)

Effect of exchange rate changes on cash	(7,942)	3,646	3,368

(Decrease) increase in cash and cash equivalents	(144,068)	59,058	(226,868)
Cash and cash equivalents at beginning of year	774,458	715,400	942,268

Cash and cash equivalents at end of year	$630,390	774,458	715,400

Supplemental information
Interest paid	$50,696	27,374	26,228

Income taxes paid	$49,152	123,325	84,901

See notes (4) and (11) for disclosure of financing and investing activities not affecting cash.

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Thousands of Dollars)

					Accumulated
		Additional			Other		Total
	Common	Paid-in	Deferred	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Compensation	Earnings	Earnings	Stock	Equity

Balance, December 25, 2005	$104,847	358,199	(24)	1,869,007	15,348	(623,901)	1,723,476
Net earnings	—	—	—	230,055	—	—	230,055
Other comprehensive earnings	—	—	—	—	22,588	—	22,588

Comprehensive earnings							252,643
Adjustment to adopt SFAS No. 158	—	—	—	—	(26,750)	—	(26,750)
Stock option and warrant transactions	—	(58,498)	—	—	—	159,645	101,147
Purchases of common stock	—	—	—	—	—	(456,744)	(456,744)
Stock-based compensation	—	22,553	24	—	—	255	22,832
Dividends declared	—	—	—	(78,714)	—	—	(78,714)

Balance, December 31, 2006	104,847	322,254	—	2,020,348	11,186	(920,745)	1,537,890
Net earnings	—	—	—	333,003	—	—	333,003
Other comprehensive earnings	—	—	—	—	55,973	—	55,973

Comprehensive earnings							388,976
SFAS No. 158 measurement date change	—	—	—	(2,143)	7,779	—	5,636
Adjustment to adopt FIN 48	—	—	—	8,358	—	—	8,358
Conversion of debentures	—	32	—	—	—	136	168
Stock option and warrant transactions	—	17,579	—	—	—	82,092	99,671
Purchases of common stock	—	—	—	—	—	(587,004)	(587,004)
Stock-based compensation	—	29,227	—	—	—	175	29,402
Dividends declared	—	—	—	(98,005)	—	—	(98,005)

Balance, December 30, 2007	104,847	369,092	—	2,261,561	74,938	(1,425,346)	1,385,092
Net earnings	—	—	—	306,766	—	—	306,766
Other comprehensive loss	—	—	—	—	(12,682)	—	(12,682)

Comprehensive earnings							294,084
Stock option transactions	—	45,947	—	—	—	99,708	145,655
Purchases of common stock	—	—	—	—	—	(357,589)	(357,589)
Stock-based compensation	—	35,116	—	—	—	105	35,221
Dividends declared	—	—	—	(111,677)	—	—	(111,677)

Balance, December 28, 2008	$104,847	450,155	—	2,456,650	62,256	(1,683,122)	1,390,786

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interest in other companies are accounted for using the equity method. The Company had no equity method investments at December 28, 2008 that were material to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 28, 2008 and December 30, 2007 were fifty-two week periods while the fiscal year ended December 31, 2006 was a fifty-three week period.

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

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers predominantly on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year with regard to the financial performance, cash generation, financing availability and liquidity status of each customer. The majority of customers are formally reviewed at least annually; more frequent reviews are performed based on the customer’s financial condition and the level of credit being extended. For customers on credit who are experiencing financial difficulties, management performs additional financial analyses before shipping orders. The Company uses a variety of financial transactions based on availability and cost, to increase the collectibility of certain of its accounts, including letters of credit, credit insurance, factoring with unrelated third parties, and requiring cash in advance of shipping.

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

At December 28, 2008 and December 30, 2007, finished goods comprised 93% and 91% of inventories, respectively.

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

The remaining intangibles having defined lives are being amortized over periods ranging from five to twenty-five years, primarily using the straight-line method. At December 28, 2008, approximately 6% of other intangibles relate to rights acquired in connection with a major entertainment property and are being amortized over the contract life, in proportion to projected sales of the licensed products during the same period.

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods to depreciate the cost of property, plant and equipment over their estimated useful lives. The principal lives, in years, used in determining depreciation rates of various assets are: land improvements 15 to 19, buildings and improvements 15 to 25 and machinery and equipment 3 to 12. Depreciation expense is classified on the statement of operations based on the nature of the property and equipment being depreciated. Tools, dies and molds are depreciated over a three-year period or their useful lives, whichever is less, using an accelerated method. The Company generally owns all tools, dies and molds related to its products.

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short-term borrowings, accounts payable and accrued liabilities. At December 28, 2008, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 28, 2008 also include long-term borrowings (see note 7 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 10 and 14).

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

The Company enters into arrangements licensing its brand names on specifically approved products. The licensees pay the Company royalties as products are sold, in some cases subject to minimum guaranteed amounts. Royalty revenues are recognized as they are reported as earned and payment becomes assured, over the life of the agreement. Revenue from product sales less related provisions for discounts, rebates and returns, as well as royalty revenues comprise net revenues in the consolidated statements of operations.

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

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2008, 2007, and 2006, these costs were $178,738, $167,868 and $145,729, respectively, and are included in selling, distribution and administration expenses.

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

Pension Plans, Postretirement and Postemployment Benefits

Hasbro, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Pension expense is based on actuarial computations of current and future benefits. In December 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87, 88, 106 and 132(R). In 2007, the Company adopted the measurement date provisions of SFAS 158, which required the Company to change the measurement date of certain of its defined benefit plans to the Company’s fiscal year-end date. Previously, the measurement date for certain of

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

the Company’s defined benefit plans was September 30. See notes 2 and 12 for the impact of adopting of this statement.

The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2009, the Company expects to contribute approximately $17,100 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense.

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

Risk Management Contracts

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the unit, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Accounting for Stock-Based Compensation

The Company has stock-based employee compensation plans and plans for non-employee members of the Company’s Board of Directors. Under these plans the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. All awards are measured at fair value at the date of the grant and amortized as expense on a straight-line basis over the requisite service period of the award. For awards contingent upon Company performance, the measurement of the expense for these awards is based on the Company’s current estimate of its performance over the performance period. See note 11 for further discussion.

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted for certain amounts related to dilutive securities. Dilutive securities include shares issuable under convertible debt, as well as shares issuable upon exercise of stock options and warrants for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities may also include shares potentially issuable to settle liabilities. Options and warrants totaling 3,491, 3,250 and 5,148 for 2008, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 28, 2008 is as follows:

	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net earnings	$306,766	306,766	333,003	333,003	230,055	230,055
Interest expense on contingent convertible debentures due 2021, net of tax	—	4,238	—	4,248	—	4,262

	$306,766	311,004	333,003	337,251	230,055	234,317

Average shares outstanding	140,877	140,877	156,054	156,054	167,100	167,100
Effect of dilutive securities:
Contingent convertible debentures due 2021	—	11,566	—	11,568	—	11,574
Options and warrants	—	2,787	—	3,583	—	2,369

Equivalent shares	140,877	155,230	156,054	171,205	167,100	181,043

Net earnings per share	$2.18	2.00	2.13	1.97	1.38	1.29

The net earnings per share calculations for each of the three years ended December 28, 2008 include adjustments to add back to earnings the interest expense, net of tax, incurred on the Company’s senior convertible debentures due 2021, as well as to add back to outstanding shares the amount of shares potentially issuable under the contingent conversion feature of these debentures. See note 7 for further information on the contingent conversion feature.

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

(2)	Other Comprehensive Earnings

The Company’s other comprehensive earnings (loss) for the years 2008, 2007 and 2006 consist of the following:

	2008	2007	2006

Foreign currency translation adjustments	$(33,555)	35,888	26,429
Changes in value of available-for-sale securities, net of tax	(3,037)	221	(2,497)
Gain (loss) on cash flow hedging activities, net of tax	73,184	(15,851)	(7,412)
Change in unrecognized pension and postretirement amounts, net of tax	(52,582)	27,393	—
Minimum pension liability adjustment, net of tax	—	—	1,991
Reclassifications to earnings, net of tax:
Net losses on cash flow hedging activities	1,409	6,887	1,448
(Gain) loss on available-for-sale securities	897	(664)	2,629
Amortization of unrecognized pension and postretirement amounts	1,002	2,099	—

Other comprehensive earnings (loss)	$(12,682)	55,973	22,588

The related tax benefit (expense) of other comprehensive earnings items was $16,022, $(16,064), and $273 for the years 2008, 2007 and 2006, respectively. Income taxes related to reclassification adjustments from other comprehensive earnings of $763, $1,412 and $85 in 2008, 2007 and 2006, respectively, were included in these amounts.

In the first quarter of 2007, in accordance with SFAS No. 158, the Company changed its measurement date for certain of its defined benefit pension plans and its postretirement plan from September 30 to the Company’s fiscal year-end date. As a result of this change, the assets and liabilities of these plans were remeasured as of December 31, 2006, the 2006 fiscal year-end date of the Company. This remeasurement resulted in an adjustment to accumulated other comprehensive earnings of $7,779 net of taxes of $4,765, during the first quarter of 2007.

At December 31, 2006, the Company adopted the recognition provisions of SFAS 158, which required the Company to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of this statement resulted in an adjustment of $(26,750), net of taxes of $12,645, to accumulated other comprehensive income at December 31, 2006.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Components of accumulated other comprehensive earnings at December 28, 2008 and December 30, 2007 are as follows:

	2008	2007

Foreign currency translation adjustments	$71,317	104,872
Changes in value of available-for-sale securities, net of tax	(651)	1,489
Gain (loss) on cash flow hedging activities, net of tax	63,513	(11,080)
Unrecognized pension and postretirement amounts, net of tax	(71,923)	(20,343)

	$62,256	74,938

(3)	Property, Plant and Equipment

	2008	2007

Land and improvements	$6,578	6,940
Buildings and improvements	195,520	192,928
Machinery and equipment	358,529	344,967

	560,627	544,835
Less accumulated depreciation	403,082	401,272

	157,545	143,563
Tools, dies and molds, net of depreciation	54,162	44,397

	$211,707	187,960

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations.

(4)	Goodwill and Intangibles

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

The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 28, 2008, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2008, 2007 and 2006 and had no impairment charges.

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of testing pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, these assets are allocated to the reporting units within the Company’s operating segments. In 2008 the Company reorganized the reporting structure of its operating segments (see note 16). The Company has adjusted its prior year information to reflect the current reporting structure and reallocated

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Corporate segment amounts. Changes in carrying amount of goodwill, by operating segment for the years ended December 28, 2008 and December 30, 2007 are as follows:

	U.S. and Canada	International	Total

2008
Balance at December 30, 2007	$293,891	177,286	471,177
Goodwill acquired	6,605	2,217	8,822
Foreign exchange translation	—	(5,502)	(5,502)

Balance at December 28, 2008	$300,496	174,001	474,497

2007
Balance at December 31, 2006	$293,891	176,047	469,938
Foreign exchange translation	—	1,239	1,239

Balance at December 30, 2007	$293,891	177,286	471,177

In January 2008 the Company acquired Cranium, Inc. (“Cranium”), a developer and marketer of children’s and adult board games, in order to supplement its existing game portfolio for a total cost of approximately $68,000. Based on the allocation of the purchase price, property rights related to acquired product lines of approximately $68,500 were recorded as intangible assets in the acquisition. These property rights are being amortized over a fifteen year estimated useful life. Goodwill of $8,822 was also recorded as a result of the transaction. The consolidated statement of operations of the Company for 2008 includes the operations of Cranium from the closing date of January 25, 2008.

A summary of the Company’s other intangibles, net at December 28, 2008 and December 30, 2007 is as follows:

	2008	2007

Acquired product rights	$1,080,628	925,092
Licensed rights of entertainment properties	211,555	211,555
Accumulated amortization	(799,509)	(726,153)

Amortizable intangible assets	492,674	410,494
Product rights with indefinite lives	75,738	75,738

	$568,412	486,232

In the second quarter of fiscal 2008, the Company purchased all of the intellectual property rights related to the TRIVIAL PURSUIT brand from Horn Abbot Ltd. and Horn Abbot International Limited (together the “Seller”) for a total cost of approximately $80,800. Previous to this asset purchase, the Company licensed these rights from the Seller. The cost was recorded as property rights and included in other intangibles. These property rights are being amortized over a fifteen year estimated useful life.

In July 2007, with the exception of rights to DUNGEONS & DRAGONS, the Company reacquired the remaining digital gaming rights for its owned or controlled properties held by Infogrames Entertainment SA (Infogrames). The acquisition price of $19,000 included $18,000 in cash and $1,000 of non-cash consideration in the form of the return of preferred stock held by the Company in a subsidiary of Infogrames. These rights were previously held by Infogrames on an exclusive basis as a result of a license agreement. The consideration to reacquire these rights, which represents fair value, is included as a component of other intangible assets in the consolidated balance sheets and is being amortized over a period of approximately 5 years.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company will continue to incur amortization expense related to the use of acquired and licensed rights to produce various products. The amortization of these product rights will fluctuate depending on related projected revenues during an annual period, as well as rights reaching the end of their useful lives. The Company currently estimates continuing amortization expense related to the above intangible assets for the next five years to be approximately:

2009	$77,000
2010	52,300
2011	51,900
2012	52,700
2013	48,300

(5)	Financing Arrangements

Short-Term Borrowings

At December 28, 2008, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $300,000 and $174,200, respectively. A significant portion of the short-term borrowings outstanding at the end of 2008, and all of the short-term borrowings outstanding at the end of 2007, represent borrowings made under, or supported by, these lines of credit. The weighted average interest rates of the outstanding borrowings as of December 28, 2008 and December 30, 2007 were 10.7% and 5.5%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 28, 2008. During 2008, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowings under lines of credit, and the Company’s accounts receivable securitization program. Borrowings under the lines of credit were on terms and at interest rates generally extended to companies of comparable creditworthiness.

The unsecured committed line (the “Agreement”) provides the Company with a $300,000 committed borrowing facility through June 2011. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, subject to lender agreement, up to a total committed facility of $500,000. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 28, 2008.

The Company pays a commitment fee (0.10% as of December 28, 2008) based on the unused portion of the facility and interest equal to LIBOR or Prime plus a spread on borrowings under the facility. The commitment fee and the amount of the spread to LIBOR or Prime both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 28, 2008, the interest rate under the facility was equal to LIBOR plus 0.50% or Prime.

Securitization

The Company is party to a receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy-remote, special purpose subsidiary, Hasbro Receivables Funding, LLC (HRF), which is wholly-owned and consolidated by the Company. HRF will, subject to certain conditions, sell, from time to time on a revolving basis, an undivided fractional ownership interest in up to $250,000 of eligible domestic receivables to various multi-party commercial paper conduits supported by a committed liquidity facility. During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously held

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

receivables. The Company expects to service, administer, and collect the receivables on behalf of HRF and the conduits. The net proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates a financing cost.

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

As of December 28, 2008 and December 30, 2007 the utilization of the receivables facility was $250,000. As of December 28, 2008 and December 30, 2007 the Company had an additional $1,106 and $16,550, respectively, available to sell under the facility. The transactions are accounted for as sales under SFAS 140. During 2008, 2007 and 2006, the loss on the sale of the receivables totaled $5,302, $7,982 and $2,241, respectively, which is recorded in selling, distribution and administration expenses in the accompanying consolidated statements of operations. The discount on interests sold is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus other fees. The discount rate as of December 28, 2008 was approximately 3.00%.

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

(6)	Accrued Liabilities

Components of accrued liabilities are as follows:

	2008	2007

Royalties	$144,566	98,767
Advertising	92,852	100,883
Payroll and management incentives	65,171	78,809
Other	305,264	277,461

	$607,853	555,920

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(7)	Long-Term Debt

Components of long-term debt are as follows:

	2008	2007

6.15% Notes Due 2008	$—	135,092
6.30% Notes Due 2017	350,000	350,000
2.75% Convertible Debentures Due 2021	249,828	249,828
6.60% Debentures Due 2028	109,895	109,895

Total principal amount of long-term debt	709,723	844,815
Fair value adjustment related to interest rate swaps	—	256

Total long-term debt	709,723	845,071
Less current portion	—	135,348

Long-term debt excluding current portion	$709,723	709,723

At December 28, 2008, as detailed above, all contractual maturities of long-term debt occur subsequent to 2013.

At December 28, 2008, the fair values of the 6.30% Notes, the 6.60% Notes and the 2.75% Debentures were approximately $335,000, $100,300 and $334,200, respectively.

In 2008 and 2006 the Company repaid $135,092 of 6.15% notes due in July 2008 and $32,743 of 8.5% notes due in March 2006, respectively.

In September 2007 the Company issued $350,000 of notes that are due in 2017 (the “Notes”). The Notes bear interest at a rate of 6.30%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is decreased two levels below the Company’s credit ratings on the date of issuance of the Notes. From the date of issuance through December 28, 2008, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were BBB, Baa2 and BBB, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

The Company currently has $249,828 outstanding in principal amount of contingent convertible debentures due 2021. These debentures bear interest at 2.75%, which could be subject to an upward adjustment depending on the price of the Company’s common stock. If the closing price of the Company’s common stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company’s common stock at the initial conversion price of $21.60 in the next calendar quarter. At December 28, 2008, this contingent conversion feature was met and the debentures are convertible through March 31, 2009, at which time the requirements of the contingent conversion feature will be reevaluated. In addition, if the closing price of the Company’s common stock exceeds $27.00 for at least 20 trading days in any thirty day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. At certain times during the year, based on the Company’s common stock price, the Company had the right to call the debentures under this provision. As of December 28, 2008, the Company did not have the right to call the debentures. The holders of these

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

debentures may also put the notes back to Hasbro in December 2011 and December 2016. At these times, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the discretion of the Company.

(8)	Income Taxes

Income taxes attributable to earnings before income taxes are:

	2008	2007	2006

Current
United States	$68,514	42,613	40,875
State and local	251	5,497	3,203
International	40,530	43,691	42,374

	109,295	91,801	86,452

Deferred
United States	22,917	33,707	24,912
State and local	1,964	2,889	2,135
International	113	982	(2,080)

	24,994	37,578	24,967

	$134,289	129,379	111,419

Certain income tax (benefits) expenses, not reflected in income taxes in the statements of operations totaled $(29,287) in 2008, $2,542 in 2007, and $(27,876) in 2006. These income tax (benefits) expenses relate primarily to pension amounts recorded in AOCE and stock options. In 2008, 2007, and 2006, the deferred tax portion of the total (benefit) expense was $(26,555), $20,163, and $(12,917), respectively.

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2008	2007	2006

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	1.0	1.1	1.2
Investment of foreign earnings in U.S.	3.5	4.4	—
Tax on international earnings	(7.9)	(10.9)	(9.7)
Fair value adjustment of liabilities potentially settleable in common stock	—	3.4	3.3
Change in valuation allowance	—	—	0.8
Exam settlements and statute expirations	(0.8)	(6.5)	1.5
Other, net	(0.4)	1.5	0.5

	30.4%	28.0%	32.6%

During 2008 and 2007, the Company designated $60,000 and $90,000 of the respective current year international net earnings that will not be indefinitely reinvested outside of the U.S. The incremental income tax on this amount, representing the difference between the U.S. federal income tax rate and the income tax rates in the applicable international jurisdictions, is a component of deferred income tax expense.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2008	2007	2006

United States	$208,125	165,274	113,761
International	232,930	297,108	227,713

	$441,055	462,382	341,474

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statements of operations. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 28, 2008 and December 30, 2007 are:

	2008	2007

Deferred tax assets:
Accounts receivable	$16,764	20,524
Inventories	20,226	24,608
Losses and tax credit carryforwards	34,438	39,094
Operating expenses	42,947	42,759
Pension	34,065	9,990
Other compensation	31,331	24,477
Postretirement benefits	12,647	13,507
Other	39,147	37,274

Gross deferred tax assets	231,565	212,233
Valuation allowance	(11,755)	(36,254)

Net deferred tax assets	219,810	175,979

Deferred tax liabilities:
Convertible debentures	47,608	40,185
International earnings not indefinitely reinvested	24,641	20,422
Depreciation and amortization of long-lived assets	40,509	15,833
Other	11,035	2,408

Deferred tax liabilities	123,793	78,848

Net deferred income taxes	$96,017	97,131

Hasbro has a valuation allowance for deferred tax assets at December 28, 2008 of $11,755, which is a decrease of $24,499 from $36,254 at December 30, 2007. The valuation allowance pertains to United States and International loss carryforwards, some of which have no expiration and others that would expire beginning in 2009. The decrease in the valuation allowance is primarily attributable to the generation of sufficient capital gains in 2008 to utilize prior year capital losses.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

Deferred income taxes of $53,285 and $53,040 at the end of 2008 and 2007, respectively, are included as a component of prepaid expenses and other current assets, and $53,031 and $45,855, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $4,245 and $81, respectively, are

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

included as a component of accrued liabilities, and $6,054 and $1,683, respectively, are included as a component of other liabilities.

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

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 28, 2008 and December 30, 2007 is as follows:

	2008	2007

Balance at beginning of year	$58,855	72,878
Gross increases in prior period tax positions	803	1,980
Gross decreases in prior period tax positions	(2,612)	(889)
Gross increases in current period tax positions	25,101	12,840
Decreases related to settlements with tax authorities	(1,229)	(633)
Decreases from the expiration of statute of limitations	(1,462)	(27,321)

Balance at end of year	$79,456	58,855

If the $79,456 is recognized, approximately $54,300 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets.

During 2008 and 2007 the Company recognized $3,357 and $4,628, respectively, of potential interest and penalties, which are included as a component of income tax in the accompanying statement of operations. At December 28, 2008 and December 30, 2007, the Company had accrued potential interest and penalties of $13,660 and $12,020, respectively.

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2004. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2003.

The U.S. Internal Revenue Service has commenced an examination related to the 2004 and 2005 U.S. federal income tax returns. The Company is also under income tax examination in Mexico and in several other state and foreign jurisdictions. The ultimate resolution of the U.S. and Mexican examinations, including matters that may be resolved within the next twelve months, is not yet determinable. In connection with the Mexican tax examinations for the years 2000 to 2003, the Company has received tax assessments, which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments, as is usual and customary in Mexico with respect to these matters. Accordingly, as of December 28, 2008, bonds totaling $67,696 (at year-end 2008 exchange rates) have been provided to the

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Mexican government related to the 2000 to 2002 assessments, allowing the Company to defend its positions. The Company will be required to either post an additional bond or pay a deposit of $25,688 (at year-end 2008 exchange rates) related to the 2003 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2003.

Upon the settlements of other examinations in various tax jurisdictions and the expiration of several statutes of limitation, the Company believes that it is reasonably possible that the related unrecognized tax benefits and accrued interest may decrease income tax expense by up to approximately $3,000 in the next 12 months.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for reinvestment is approximately $718,000 at December 28, 2008. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $167,000.

(9)  Capital Stock

Preference Share Purchase Rights

Hasbro maintains a Preference Share Purchase Rights Plan (the “Rights Plan”). Under the terms of the Rights Plan, each share of common stock is accompanied by a Preference Share Purchase Right (“Right”). Each Right is only exercisable under certain circumstances and, until exercisable, the Rights are not transferable apart from Hasbro’s common stock. When exercisable, each Right will entitle its holder to purchase until June 30, 2009, in certain merger or other business combination or recapitalization transactions, at the Right’s then current exercise price, a number of the acquiring company’s or Hasbro’s, as the case may be, common shares having a market value at that time of twice the Right’s exercise price. Under certain circumstances, the Company may substitute cash, other assets, equity securities or debt securities for the common stock. At the option of the Board of Directors of Hasbro (“the Board”), the rightholder may, under certain circumstances, receive shares of Hasbro’s common stock in exchange for Rights.

Prior to the acquisition by a person or group of beneficial ownership of a certain percentage of Hasbro’s common stock, the Rights are redeemable for $0.01 per Right. The Rights Plan contains certain exceptions with respect to the Hassenfeld family and related entities.

Common Stock

In February 2008 the Company’s Board of Directors authorized the repurchase of up to $500,000 in common stock after three previous authorizations dated May 2005, July 2006 and August 2007 with a cumulative authorized repurchase amount of $1,200,000 were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. This authorization replaced all prior authorizations. In 2008, the Company repurchased 11,736 shares at an average price of $30.44. The total cost of these repurchases, including transaction costs, was $357,589. At December 28, 2008, $252,364 remained under this authorization.

(10)	Fair Value of Financial Instruments

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

SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company did not elect the fair value option for any assets or liabilities in 2008. The adoption of SFAS No. 157 and SFAS No. 159 did not have an impact on the Company’s consolidated balance sheet or statement of operations. SFAS No. 157 is not required to be adopted for certain non-financial assets and liabilities until the first day of fiscal 2009. The Company’s assets for which SFAS No. 157 was not adopted include the Company’s goodwill and property rights, including the property rights recorded in connection with the Company’s acquisition of Cranium, Inc. and TRIVIAL PURSUIT (see note 4).

At December 28, 2008, the Company had the following assets measured at fair value in its consolidated balance sheet:

	Fair Value Measurements at
	December 28, 2008 Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$4,634	43	—	4,591
Derivatives	72,053	—	72,053	—

Total	$76,687	43	72,053	4,591

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. The remaining available-for-sale securities consist of warrants to purchase common stock. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The Company’s derivatives are measured using inputs that are observable indirectly through corroboration with readily available market data, in this case foreign exchange rates. The Company’s derivatives consist of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during 2008.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The following is reconciliation of the beginning and ending balances of the fair value measurements of the Company’s available-for-sale securities that use significant unobservable inputs (Level 3):

Balance at December 30, 2007	$8,580
Loss included in other comprehensive earnings	(3,989)

Balance at December 28, 2008	$4,591

(11)	Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 16,147 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These options and other awards generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock grants, shares are issued out of available treasury shares.

The Company on occasion will issue restricted stock and grant restricted stock units to certain key employees. In 2008, 2007, and 2006 the Company issued restricted stock and restricted stock units of 60, 12 and 20 shares, respectively. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally 3 years. Compensation expense recognized relating to the outstanding restricted stock and restricted stock units was $661, $183, and $158 in fiscal 2008, 2007, and 2006, respectively. At December 28, 2008, the amount of total unrecognized compensation cost related to restricted stock is $1,840 and the weighted average period over which this will be expensed is 28 months.

In 2008, 2007, and 2006, as part of its annual equity grant to executive officers and certain other employees, the Compensation Committee of the Company’s Board of Directors approved the issuance of contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2010 for the 2008 award, over the three fiscal years ended December 2009 for the 2007 award, and over a ten quarter period beginning July 3, 2006 and ending December 2008 for the 2006 award. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. The ultimate amount of the award may vary, depending on actual results, from 0% to 125% of the target number of shares. The Compensation Committee of the Company’s Board of Directors has discretionary power to reduce the amount of the award regardless of whether the stated targets are met.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to Stock Performance Awards for 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Outstanding at beginning of year	1,194	738	—
Granted	696	537	762
Forfeited	(60)	(81)	(24)

Outstanding at end of year	1,830	1,194	738

Weighted average grant-date fair value:
Granted	$27.10	28.74	19.00
Forfeited	$24.31	22.89	18.82
Outstanding at end of year	$24.15	23.12	19.01

Stock Performance Awards granted during 2008 include 100 shares related to the 2006 award, reflecting an increase in the ultimate amount of the award to be issued based on the Company’s actual results during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance Awards granted during 2008.

During 2008, 2007 and 2006, the Company recognized $17,422, $11,122 and $2,390, respectively, of expense relating to these awards. If minimum targets, as detailed under the award, are not met, no additional compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards were valued at the market value at the dates of grant and are being amortized over the three fiscal years ending December 2010, over the three fiscal years ending December 2009 and over the 10 quarter period from July 3, 2006 through December 2008 for the 2008, 2007 and 2006 awards, respectively. At December 28, 2008, the amount of total unrecognized compensation cost related to these awards is approximately $16,600 and the weighted average period over which this will be expensed is 19.56 months.

Total compensation expense related to stock options and the stock performance awards for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $33,300, $28,229 and $21,684, respectively, and was recorded as follows:

	2008	2007	2006

Cost of sales	$471	374	306
Research and product development	2,551	1,937	1,436
Selling, distribution and administration	30,278	25,918	19,942

	33,300	28,229	21,684
Income tax benefit	11,794	9,359	7,399

	$21,506	18,870	14,285

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to stock options for the three years ended December 28, 2008 is as follows:

	2008	2007	2006

Outstanding at beginning of year	14,495	17,309	20,443
Granted	3,177	2,243	3,126
Exercised	(5,753)	(4,586)	(5,490)
Expired or canceled	(268)	(471)	(770)

Outstanding at end of year	11,651	14,495	17,309

Exercisable at end of year	6,345	9,731	11,016

Weighted average exercise price:
Granted	$27.10	32.42	18.83
Exercised	$21.02	18.04	16.00
Expired or canceled	$27.49	26.60	24.38
Outstanding at end of year	$23.76	22.01	19.73
Exercisable at end of year	$21.01	20.48	19.94

With respect to the 11,651 outstanding options and 6,345 options exercisable at December 28, 2008, the weighted average remaining contractual life of these options was 4.79 years and 4.03 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 28, 2008 was $70,437 and $55,343, respectively.

The Company uses the Black-Scholes valuation model in determining fair value of stock options. The weighted average fair value of options granted in fiscal 2008, 2007 and 2006 was $4.46, $7.39 and $4.26, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2008, 2007, and 2006:

	2008	2007	2006

Risk-free interest rate	2.71%	4.79%	4.98%
Expected dividend yield	2.95%	1.97%	2.55%
Expected volatility	22%	22%	24%
Expected option life	5 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2008, 2007 and 2006 were $83,747, $54,629 and $46,684, respectively.

At December 28, 2008, the amount of total unrecognized compensation cost related to stock options was $15,220 and the weighted average period over which this will be expensed is 20.34 months.

In 2008, 2007 and 2006, the Company granted 36, 31 and 52 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 30 shares from the 2008 grant, 19 shares from the 2007 grant and 43 shares from the 2006 grant have been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,260 was recorded in 2008, and $990 was recorded in both 2007 and 2006.

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

Prior to exercising the call option, the Company adjusted these warrants to their fair value through earnings at the end of each reporting period. During 2007 and 2006, the Company recorded other expense of $44,370 and $31,770, respectively to adjust the warrants to their fair value. These amounts are included in other (income) expense, net in the consolidated statements of operations. There was no tax benefit or expense associated with these fair value adjustments.

(12)	Pension, Postretirement and Postemployment Benefits

Pension and Postretirement Benefits

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“SFAS No. 158”) which amends Statements of Financial Accounting Standards No. 87, 88, 106 and 132R. Under SFAS No. 158, the Company is required to recognize on its balance sheet actuarial gains and losses and prior service costs that have not yet been included in income as an adjustment of equity through other comprehensive earnings with a corresponding adjustment to prepaid pension expense or the accrued pension liability. In addition, within two years of adoption, the measurement date for plan assets and liabilities would be required to be the Company’s fiscal year-end.

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

Expense related to the Company’s defined benefit and defined contribution plans for 2008, 2007 and 2006 were approximately $33,400, $25,900, and $31,100, respectively. Of these amounts, $32,400, $13,400 and $15,400 related to defined contribution plans in the United States and certain international affiliates. The remainder of the expense relates to defined benefit plans discussed below.

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

In 2007, for the two major plans covering its non-union employees, the Company froze benefits being accrued effective at the end of December 2007. In connection with this, the Company recognized a reduction of its projected benefit obligation as a result of this curtailment of $18,499 and recorded a curtailment loss of $908. The pension benefit was replaced by additional employer contributions to the Company’s defined contribution plan beginning in 2008.

At December 28, 2008, the measurement date, the projected benefit obligations of the funded plans were in excess of those plans’ fair value of plan assets in the amount of $25,142 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $43,450. At December 30, 2007, the fair value of the plan assets of the funded plans were in excess of those plans’ projected benefit obligations.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the years ended December 28, 2008 and December 30, 2007 for the projected benefit obligation and the fair value of plan assets are included below.

	Pension		Postretirement
	2008	2007	2008	2007

Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$288,045	308,133	33,726	37,463
Service cost	1,597	9,437	570	597
Interest cost	17,714	17,435	2,065	2,105
Actuarial loss (gain)	9,253	(7,901)	(1,668)	(4,100)
Effect of curtailment	1,019	(18,499)	—	—
Benefits paid	(16,385)	(19,781)	(2,110)	(2,339)
Expenses paid	(909)	(779)	—	—

Projected benefit obligation — ending	$300,334	288,045	32,583	33,726

Accumulated benefit obligation — ending	$300,334	288,045	32,583	33,726

Change in Plan Assets
Fair value of plan assets — beginning	$283,478	270,926	—	—
Actual return on plan assets	(37,000)	30,556	—	—
Employer contribution	2,558	2,556	—	—
Benefits paid	(16,385)	(19,781)	—	—
Expenses paid	(909)	(779)	—	—

Fair value of plan assets — ending	$231,742	283,478	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(300,334)	(288,045)	(32,583)	(33,726)
Fair value of plan assets	231,742	283,478	—	—

Funded status	(68,592)	(4,567)	(32,583)	(33,726)
Unrecognized net loss	86,518	17,296	3,444	5,228
Unrecognized prior service cost	1,388	1,862	—	—

Net amount recognized	$19,314	14,591	(29,139)	(28,498)

Other assets	$—	40,485	—	—
Accrued liabilities	(14,431)	(5,358)	(2,400)	(2,400)
Other liabilities	(54,161)	(39,694)	(30,183)	(31,326)
Accumulated other comprehensive earnings	87,906	19,158	3,444	5,228

Net amount recognized	$19,314	14,591	(29,139)	(28,498)

In fiscal 2009, the Company expects amortization of unrecognized net losses and unrecognized prior service cost related to its defined benefit pension plans of $4,574 and $266, respectively, to be included as a component of net periodic benefit cost. In addition, the Company expects amortization of unrecognized net losses related to its postretirement plan of $12 to be included as a component of net periodic benefit cost.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end benefit obligation are as follows:

	2008	2007

Weighted average discount rate	6.20%	6.34%
Rate of future compensation increases	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%
Mortality table	RP-2000	RP-2000

The assets of the funded plans are managed by investment advisors and consist of the following:

Asset Category	2008	2007

Equity:
Large Cap Equity	4%	5%
Small Cap Equity	6	8
International Equity	7	14
Other Equity	9	17
Fixed Income	54	40
Total Return Fund	18	16
Cash	2	—

	100%	100%

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

The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 8.75%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term obligations to employees. During 2007, the Company reevaluated its investment strategy and, as a result, decided to change the asset allocation in order to more closely align changes in the value of plan assets with changes in the value of plan liabilities. This change in asset allocation resulted in a transfer of assets into alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity and fixed income asset categories at December 28, 2008 and December 30, 2007. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

With the exception of the alternative investment strategies mentioned above, the Plans’ Investment Policy restricts the use of derivatives associated with leverage or speculation. In addition, the Investment Policy also restricts investments in securities issued by Hasbro, Inc. except through index-related strategies (e.g. an S&P 500 Index Fund) and/or commingled funds. In addition, unless specifically approved by the Investment Committee (which is comprised of members of management, established by the Board to manage and control pension plan assets), certain securities, strategies, and investments are ineligible for inclusion within the Plans.

As noted above, in 2007, the Company adopted the measurement date provision of SFAS 158 and, accordingly, for 2008 and 2007, the Plans’ assets and liabilities were measured at December 28, 2008 and December 30, 2007, respectively. For the fiscal year 2006, the Company measured its liabilities and related assets at September 30. The discount rates used in the pension calculation were also used for the postretirement calculation.

	2008	2007	2006

Components of Net Periodic Cost Pension
Service cost	$1,597	9,437	10,188
Interest cost	17,714	17,435	16,809
Expected return on assets	(23,961)	(23,064)	(19,112)
Amortization of prior service cost	282	634	596
Amortization of actuarial loss	993	1,768	3,399
Curtailment loss	1,213	908	—

Net periodic benefit cost (benefit)	$(2,162)	7,118	11,880

Postretirement
Service cost	$570	597	684
Interest cost	2,065	2,105	2,047
Amortization of actuarial loss	115	364	459

Net periodic benefit cost	$2,750	3,066	3,190

Assumptions used to determine net periodic benefit cost of the pension plan for each fiscal year follow:

	2008	2007	2006

Weighted average discount rate	6.34%	5.83%	5.50%
Rate of future compensation increases	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and expected gross benefit payments and subsidy receipts under the postretirement benefit for the next five years subsequent to 2008 and in the aggregate for the following five years are as follows:

		Postretirement
		Gross
		Benefit	Subsidy
	Pension	Payments	Receipts

2009	$30,077	2,382	262
2010	18,398	2,311	267
2011	18,916	2,406	268
2012	19,613	2,463	267
2013	19,608	2,525	261
2014-2018	103,916	12,651	1,123

Assumptions used to determine the net periodic benefit cost of the postretirement plan for the year to date periods are as follows:

	2008	2007	2006

Health care cost trend rate assumed for next year	9.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2012

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 28, 2008 and the aggregate of the benefits earned during the period and the interest cost would have increased by approximately 4% and 5%, respectively.

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 28, 2008 and December 30, 2007, the defined benefit plans had total projected benefit obligations of $67,437 and $72,359, respectively, and fair values of plan assets of $40,515 and $55,881, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $3,226, $3,937, and $3,702 in 2008, 2007 and 2006, respectively.

In fiscal 2009, the Company expects amortization of $120 of prior service costs, $680 of unrecognized net losses and $28 of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2008 and in the aggregate for the five years thereafter are as follows: 2009: $1,259; 2010: $1,326; 2011: $1,390; 2012: $1,557; 2013: $1,684 and 2014 through 2018: $13,869.

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

Hasbro occupies certain offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2008, 2007, and 2006 amounted to $43,634, $36,897, and $34,603, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2008 and in the aggregate thereafter are as follows: 2009: $30,921; 2010: $22,118; 2011: $16,559; 2012: $11,923; 2013: $9,527; and thereafter: $10,522

All leases expire prior to the end of 2018. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2008.

In addition, Hasbro leases certain facilities which, as a result of restructurings, are no longer in use. Future costs relating to such facilities were accrued as a component of the original charge and are not included in minimum rental amounts above.

(14)	Derivative Financial Instruments

Hasbro uses foreign currency forwards to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These instruments hedge a portion of the Company’s anticipated inventory purchases and other cross-border transactions through 2011. At December 28, 2008, these contracts had net unrealized gains of $72,053, of which $32,203 are recorded in prepaid expenses and other current assets and $39,850 are recorded in other assets. The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts.

During 2008, 2007, and 2006, the Company reclassified net losses, net of tax, from other comprehensive earnings to net earnings of $1,409, $6,887, and $1,448, respectively, which included gains (losses) of $1,292, $(37), and $(68), respectively, as the result of hedge ineffectiveness.

The remaining balance in AOCE at December 28, 2008 of $63,513 represents a net unrealized gain on foreign currency contracts relating to hedges of inventory purchased during the fourth quarter of 2008 or forecasted to be purchased during 2009 through 2011 and intercompany expenses and royalty payments expected to be paid or received during 2009 through 2011. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the amount included in AOCE at December 28, 2008, the Company expects approximately $26,100 to be reclassified to the consolidated statement of operations within the next 12 months.

The Company also enters into derivative instruments to offset changes in the fair value of intercompany loans due to the impact of foreign currency changes. The Company recorded a net loss on these instruments to other (income) expense, net of $42,382, $2,098, and $5,501 in 2008, 2007, and 2006, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains from the change in fair value of intercompany loans to which the contracts relate included in other (income) expense, net.

(15)	Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $100,700 and $70,000 at December 28, 2008 and December 30, 2007, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Additionally, the Company has a long-term commitment related to promotional and marketing activities at a U.S. based theme park. Under terms of existing agreements as of December 28, 2008, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2009: $16,041; 2010: $5,605; and 2011: $36,172. Subsequent to December 28, 2008, the Company entered into an agreement with Marvel Characters B.V. (“Marvel”) that resulted in the extension of the current agreement from the end of 2011 through the end of 2017. The extended agreement includes an additional $100,000 in minimum guaranteed royalties, with the potential for up to an additional $140,000 in guaranteed royalties contingent upon the release by Marvel of certain MARVEL character-based theatrical releases that meet certain defined criteria.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company.

At December 28, 2008, the Company had approximately $227,673 in outstanding purchase commitments.

Hasbro is party to certain legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition or results of operations of the Company.

(16)	Segment Reporting

Segment and Geographic Information

Hasbro is a worldwide leader in children’s and family leisure time products and services, including toys, games and licensed products ranging from traditional to high-tech and digital. At the beginning of 2008, the Company reorganized the reporting structure of its operating segments and moved its Mexican operations, previously managed and reported in the North American segment, to the International segment. As a result, the North American segment has been renamed the U.S. and Canada segment. The management reorganization was the result of a realignment of the Company’s commercial markets and reflects its objective to leverage its Mexican operations in connection with its growth strategy in Latin and South America. In 2008 the Company’s segments include U.S. and Canada, International, Global Operations and Other. Segment data for 2007 and 2006 has been reclassified to reflect the 2008 segment structure.

The U.S. and Canada segment includes the development, marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, DVD-based games and trading card and role-playing games within the United States and Canada. Within the International segment, the Company develops, markets and sells both toy and certain game products in markets outside of the U.S. and Canada, primarily the European, Asia Pacific, and Latin and South American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the Company’s U.S. and Canada and International segments. The Company’s Other segment licenses out the rights to certain of its toy and game properties in connection with the sale of non-competing toys and games and non-toy products, as well as consumer promotions.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses, are allocated to segments based upon foreign exchange rates fixed at the beginning of the year, with adjustments to actual foreign exchange rates included in Corporate and eliminations. The accounting policies of the segments are the same as those referenced in note 1.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Results shown for fiscal years 2008, 2007 and 2006 are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues
	from		Operating	Depreciation
	External	Affiliate	Profit	and	Capital	Total
	Customers	Revenue	(Loss)	Amortization	Additions	Assets

2008
U.S. and Canada	$2,406,745	15,759	283,152	58,306	7,826	3,796,373
International	1,499,334	332	165,186	24,854	4,797	1,449,572
Global Operations(a)	7,512	1,619,072	19,450	63,940	80,618	1,409,427
Other Segment	107,929	—	51,035	7,938	139	255,737
Corporate and eliminations(b)	—	(1,635,163)	(24,527)	11,100	23,763	(3,742,312)

Consolidated Total	$4,021,520	—	494,296	166,138	117,143	3,168,797

2007
U.S. and Canada	$2,293,742	13,360	287,800	48,858	8,147	3,621,754
International	1,444,863	—	189,783	23,019	4,096	1,342,933
Global Operations(a)	11,707	1,493,750	19,483	67,519	61,678	1,337,321
Other Segment	87,245	—	38,881	3,515	371	179,095
Corporate and eliminations(b)	—	(1,507,110)	(16,597)	13,609	17,240	(3,244,040)

Consolidated Total	$3,837,557	—	519,350	156,520	91,532	3,237,063

2006
U.S. and Canada	$1,997,141	11,458	254,502	50,528	2,046	3,071,693
International	1,092,468	—	112,350	26,079	5,235	1,015,012
Global Operations(a)	13,185	1,242,354	27,158	46,584	57,487	1,073,871
Other Segment	48,687	—	15,729	2,002	105	134,970
Corporate and eliminations(b)	—	(1,253,812)	(33,376)	21,514	17,230	(2,198,641)

Consolidated Total	$3,151,481	—	376,363	146,707	82,103	3,096,905

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities. Operating profit of the Global Operations segment for the fiscal year 2006 includes a charge of approximately $11,200, primarily related to severance costs, in connection with the reduction of manufacturing activity at the Company’s facility in Ireland.

(b)	Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. For application of SFAS 142, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in the Corporate segment.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 28, 2008:

	2008	2007	2006

Games and puzzles	$1,315,423	1,323,641	1,294,110
Boys’ toys	1,083,342	1,024,023	575,841
Girls’ toys	790,503	697,304	540,298
Preschool toys	480,694	434,893	406,663
Tweens toys	270,160	252,055	266,844
Other	81,398	105,641	67,725

Net revenues	$4,021,520	3,837,557	3,151,481

No individual product lines accounted for 10% or more of consolidated net revenues during 2008 or 2006. During 2007, revenues from TRANSFORMERS products accounted for 12.6% of consolidated net revenues. No other individual product lines accounted for 10% or more of consolidated net revenues in 2007.

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2008	2007	2006

Net revenues
United States	$2,339,171	2,210,840	1,898,865
International	1,682,349	1,626,717	1,252,616

	$4,021,520	3,837,557	3,151,481

Long-lived assets
United States	$1,079,908	1,011,660	1,051,124
International	174,708	133,709	132,797

	$1,254,616	1,145,369	1,183,921

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys “R” Us, Inc., amounted to 25%, 12% and 10%, respectively, of consolidated net revenues during 2008, 24%, 12% and 11% during 2007 and 24%, 13% and 11% during 2006. These net revenues were primarily related to the U.S. and Canada segment.

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

(17)	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year

2008
Net revenues	$704,220	784,286	1,301,961	1,231,053	4,021,520
Gross profit	433,059	476,064	728,126	691,543	2,328,792
Earnings before income taxes	55,670	55,285	201,520	128,580	441,055
Net earnings	37,470	37,486	138,229	93,581	306,766

Per common share
Net earnings
Basic	$0.26	0.27	0.98	0.67	2.18
Diluted	0.25	0.25	0.89	0.62	2.00
Market price
High	$29.07	39.63	41.68	35.81	41.68
Low	21.57	27.73	33.23	21.94	21.57
Cash dividends declared	$0.20	0.20	0.20	0.20	0.80

	Quarter
	First	Second	Third	Fourth	Full Year

2007
Net revenues	$625,267	691,408	1,223,038	1,297,844	3,837,557
Gross profit	381,815	418,196	702,016	758,909	2,260,936
Earnings before income taxes	49,600	21,961	203,921	186,900	462,382
Net earnings	32,890	4,801	161,580	133,732	333,003

Per common share
Net earnings
Basic	$0.20	0.03	1.04	0.91	2.13
Diluted	0.19	0.03	0.95	0.84	1.97
Market price
High	$30.24	33.43	33.49	30.68	33.49
Low	27.04	28.10	25.25	25.25	25.25
Cash dividends declared	$0.16	0.16	0.16	0.16	0.64

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 28, 2008. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 28, 2008. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework”. Based on this assessment, Hasbro’s management concluded that, as of December 28, 2008, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2008, and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Providence, Rhode Island
February 24, 2009

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 28, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item with respect to executive officers of the Company is included in this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has a Code of Conduct, which is applicable to all of the Company’s employees, officers and directors, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Conduct is available on the Company’s website under Corporate, Investor Relations, Corporate Goverance. The Company’s website address is http://www.hasbro.com. Although the Company does not generally intend to provide waivers of or amendments to the Code of Conduct for its Chief Executive Officer, Chief Financial Officer, Controller, or other officers or employees, information concerning any waiver of or amendment to the Code of Conduct for the Chief Executive Officer, Chief Financial Officer, Controller, or any other executive officers or directors of the Company, will be promptly disclosed on the Company’s website in the location where the Code of Conduct is posted.

The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit, (ii) Compensation, (iii) Finance, (iv) Nominating, Governance and Social Responsibility, and (v) Executive Committees of its Board of Directors.

In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s five Board Committees, are all available free of charge upon request to the Company’s Chief Legal Officer and Secretary, Barry Nagler, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02862-1059.

Pursuant to the Annual Chief Executive Officer Certification submitted to the New York Stock Exchange (“NYSE”), the Company’s Chief Executive Officer certified on May 27, 2008 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards. Further, as of the date of the filing of this report, the Company’s Chief Executive Officer is not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards.

Item 11.	Executive Compensation

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “ Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 28, 2008 and December 30, 2007
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2008, 2007, and 2006
Consolidated Statements of Shareholders’ Equity for the Three Fiscal Years Ended in December 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2008, 2007, and 2006
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
For the Three Fiscal Years Ended in December 2008, 2007, and 2006:
Schedule II — Valuation and Qualifying Accounts

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

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File Number 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
		(e)	Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)
		(f)	Rights Agreement, dated as of June 16, 1999, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated as of June 16, 1999.)
		(g)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(h)	Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent. (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)

Exhibit

10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)
		(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
		(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
		(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
		(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
		(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
		(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)

Exhibit

	(l)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(m)	Amendment No. 8 to Receivables Purchase Agreement, dated as of December 18, 2006, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. as Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to exhibit 10(r) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, file No. 1-6682.)
	(n)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(o)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(p)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(q)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(r)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(s)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(t)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(u)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(v)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

Exhibit

	(w)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(x)	Form of Employment Agreement between the Company and three Company executives (Brian Goldner, David D.R. Hargreaves and Barry Nagler). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(y)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(x) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(z)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(x) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(aa)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(bb)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(cc)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(dd)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ee)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ff)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(gg)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(hh)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(ii)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(jj)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(kk)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(ll)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

Exhibit

	(mm)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(nn)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(oo)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(pp)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(qq)	First Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)
	(rr)	Second Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(vv) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(ss)	Third Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2006, File No. 1-6682.)
	(tt)	Fourth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
	(uu)	Fifth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2007 Annual Meeting of Shareholders, File No. 1-6682.)
	(vv)	Sixth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ww)	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(xx)	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(yy)	Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Peformance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(zz)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. 2003 Stock Incentive Performance Plan.
	(aaa)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan.
	(bbb)	Hasbro, Inc. 2008 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(ccc)	Amended and Restated Employment Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 27, 2008, File No. 1-6682.)

Exhibit

(ddd) Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
(eee) Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
(fff) Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(ggg) Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
(hhh) Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld.
(iii) Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Barry Nagler and Martin Trueb and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
12 .	Statement re computation of ratios.
21 .	Subsidiaries of the registrant.
23 .	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

Under date of February 24, 2009, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2008, which are included in the Form 10-K for the fiscal year ended December 28, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Providence, Rhode Island
February 24, 2009

HASBRO, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
Fiscal Years Ended in December
(Thousands of Dollars)

		Provision
	Balance at	Charged to			Balance
	Beginning of	Cost and	Other	Write-Offs	at End of
	Year	Expenses	Additions	and Other(a)	Year

Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2008	$30,600	4,680	—	(2,880)	$32,400

2007	$27,700	2,296	—	604	$30,600

2006	$29,800	(1,020)	—	(1,080)	$27,700

(a)	Includes write-offs, recoveries of previous write-offs, and translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.
(Registrant)

By: /s/ Brian Goldner Brian Goldner President and Chief Executive Officer	Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred J. Verrecchia Alfred J. Verrecchia	Chairman of the Board	February 25, 2009

/s/ Brian Goldner Brian Goldner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009

/s/ David D.R. Hargreaves David D.R. Hargreaves	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2009

/s/ Basil L. Anderson Basil L. Anderson	Director	February 25, 2009

/s/ Alan R. Batkin Alan R. Batkin	Director	February 25, 2009

/s/ Frank J. Biondi, Jr. Frank J. Biondi, Jr.	Director	February 25, 2009

/s/ Kenneth A. Bronfin Kenneth A. Bronfin	Director	February 25, 2009

/s/ John M. Connors, Jr. John M. Connors, Jr.	Director	February 25, 2009

/s/ Michael W.O. Garrett Michael W.O. Garrett	Director	February 25, 2009

/s/ E. Gordon Gee E. Gordon Gee	Director	February 25, 2009

/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 25, 2009

/s/ Alan G. Hassenfeld Alan G. Hassenfeld	Director	February 25, 2009

Signature	Title	Date

/s/ Tracy A. Leinbach Tracy A. Leinbach	Director	February 25, 2009

/s/ Edward M. Philip Edward M. Philip	Director	February 25, 2009

/s/ Paula Stern Paula Stern	Director	February 25, 2009

HASBRO, INC.

Annual Report on Form 10-K
for the Year Ended December 28, 2008

Exhibit Index

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File Number 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
		(e)	Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)
		(f)	Rights Agreement, dated as of June 16, 1999, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated as of June 16, 1999.)
		(g)	First Amendment to Rights Agreement, dated as of December 4, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)

Exhibit

		(h)	Second Amendment to Rights Agreement, dated as of February 13, 2007, between the Company and Computershare Trust Company N.A. as the Rights Agent. (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)
		(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
		(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
		(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
		(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
		(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
		(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
		(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
		(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)

Exhibit

	(l)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(m)	Amendment No. 8 to Receivables Purchase Agreement, dated as of December 18, 2006, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. as Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to exhibit 10(r) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, file No. 1-6682.)
	(n)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(o)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(p)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(q)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(r)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(s)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(t)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(u)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(v)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

Exhibit

	(w)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(x)	Form of Employment Agreement between the Company and three Company executives (Brian Goldner, David D.R. Hargreaves and Barry Nagler). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(y)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(x) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(z)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(x) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(aa)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(bb)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(cc)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(dd)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ee)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ff)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(gg)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(hh)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(ii)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(jj)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(kk)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(ll)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

Exhibit

	(mm)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(nn)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(oo)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(pp)	Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(qq)	First Amendment to the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, File No. 1-6682.)
	(rr)	Second Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(vv) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(ss)	Third Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2006, File No. 1-6682.)
	(tt)	Fourth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
	(uu)	Fifth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2007 Annual Meeting of Shareholders, File No. 1-6682.)
	(vv)	Sixth Amendment to Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ww)	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(xx)	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(yy)	Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Peformance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(zz)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. 2003 Stock Incentive Performance Plan.
	(aaa)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan.
	(bbb)	Hasbro, Inc. 2008 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(ccc)	Amended and Restated Employment Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 27, 2008, File No. 1-6682.)

Exhibit

(ddd) Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
(eee) Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
(fff) Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(ggg) Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
(hhh) Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld.
(iii) Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Barry Nagler and Martin Trueb and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
12 .	Statement re computation of ratios.
21 .	Subsidiaries of the registrant.
23 .	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.