Form 10-Q
period 2009-05-07
HASBRO INC
filed 2009-05-07
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       or No

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes or No X

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 20, 2009 was 139,835,080.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	March 29,	March 30,	Dec. 28,
Assets	2009	2008	2008
	---------	---------	---------
Current assets
Cash and cash equivalents	$590,388	832,180	630,390
Accounts receivable, less allowance
for doubtful accounts of $31,200,
$33,100 and $32,400	365,037	388,693	611,766
Inventories	295,248	291,199	300,463
Prepaid expenses and other current assets	199,147	210,739	171,387
	--------------	--------------	--------------
Total current assets	1,449,820	1,722,811	1,714,006

Property, plant and equipment, less accumulated
depreciation of $405,200, $415,200 and
$403,100	217,919	201,682	211,707
	--------------	--------------	--------------

Other assets
Goodwill	473,850	479,542	474,497
Other intangibles, less accumulated amortization
of $819,200, $743,400 and $799,500	548,485	538,430	568,412
Other	237,748	184,014	200,175
	--------------	--------------	--------------
Total other assets	1,260,083	1,201,986	1,243,084
	--------------	--------------	--------------

Total assets	$2,927,822	3,126,479	3,168,797
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	March 29,	March 30,	Dec. 28,
Liabilities and Shareholders' Equity	2009	2008	2008
	---------	---------	---------
Current liabilities
Short-term borrowings	$45,716	171,249	7,586
Current portion of long-term debt	-	135,311	-
Accounts payable	120,591	163,608	184,453
Accrued liabilities	404,945	425,713	607,853
	--------------	--------------	--------------
Total current liabilities	571,252	895,881	799,892

Long-term debt, excluding current portion	709,723	709,723	709,723
Other liabilities	265,992	254,164	268,396
	--------------	--------------	--------------
Total liabilities	1,546,967	1,859,768	1,778,011
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	441,921	381,330	450,155
Retained earnings	2,448,405	2,271,427	2,456,650
Accumulated other comprehensive earnings	58,785	82,022	62,256
Treasury stock, at cost; 69,867,161 shares at
March 29, 2009, 70,089,465 at March 30, 2008
and 70,465,216 at December 28, 2008	(1,673,103)	(1,572,915)	(1,683,122)
	--------------	--------------	--------------
Total shareholders' equity	1,380,855	1,266,711	1,390,786
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$2,927,822	3,126,479	3,168,797
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	-------------------------------------------
	March 29, 2009	March 30, 2008
	----------------	----------------
Net revenues	$ 621,340	704,220
Cost of sales	244,753	271,161
	------------	------------
Gross profit	376,587	433,059
	------------	------------
Expenses
Amortization	19,887	18,438
Royalties	54,453	58,422
Research and product development	37,131	41,770
Advertising	62,309	76,983
Selling, distribution and administration	161,590	176,193
	------------	------------
Total expenses	335,370	371,806
	------------	------------
Operating profit	41,217	61,253
	------------	------------
Nonoperating (income) expense
Interest expense	9,715	11,428
Interest income	(1,265)	(7,706)
Other (income) expense, net	4,180	1,861
	------------	------------
Total nonoperating expense, net	12,630	5,583
	------------	------------
Earnings before income taxes	28,587	55,670

Income taxes	8,857	18,200
	------------	------------
Net earnings	$ 19,730	37,470
	=======	=======

Net earnings per common share
Basic	$ 0.14	0.26
	=======	=======
Diluted	$ 0.14	0.25
	=======	=======
Cash dividends declared per common share	$ 0.20	0.20
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Quarter Ended
	--------------------------------------
	March 29, 2009	March 30, 2008
	-------------------	------------------
Cash flows from operating activities
Net earnings	$19,730	37,470
Adjustments to reconcile net earnings to net cash
(utilized) provided by operating activities:
Depreciation of plant and equipment	15,228	15,313
Amortization	19,887	18,438
Deferred income taxes	11,725	(606)
Stock-based compensation	6,020	9,917
Change in operating assets and liabilities:
Decrease in accounts receivable	225,980	282,789
Decrease (increase) in inventories	320	(18,413)
(Increase) decrease in prepaid expenses and other current assets	(18,339)	11,902
Decrease in accounts payable and accrued liabilities	(253,435)	(197,889)
Other, including long-term portion of royalty advances	(49,773)	(5,069)
	------------	------------
Net cash (utilized) provided by operating activities	(22,657)	153,852
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(24,535)	(24,764)
Investments and acquisitions, net of cash acquired	-	(67,166)
Purchases of short-term investments	-	(42,000)
Proceeds from sales of short-term investments	-	42,000
Other	1,045	(2,282)
	------------	------------
Net cash utilized by investing activities	(23,490)	(94,212)
	------------	------------
Cash flows from financing activities
Net proceeds of other short-term borrowings	37,256	159,829
Purchases of common stock	-	(151,997)
Stock option transactions	814	10,245
Excess tax benefits from stock-based compensation	1,088	480
Dividends paid	(27,854)	(22,917)
	------------	------------
Net cash provided (utilized) by financing activities	11,304	(4,360)
	------------	------------
Effect of exchange rate changes on cash	(5,159)	2,442
	------------	------------
(Decrease) increase in cash and cash equivalents	(40,002)	57,722
Cash and cash equivalents at beginning of year	630,390	774,458
	------------	------------
Cash and cash equivalents at end of period	$590,388	832,180
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	------------------------------------
	March 29, 2009	March 30, 2008
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$15,013	19,454
Income taxes	$31,349	1,931

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	-----------------------------------
	March 29, 2009	March 30, 2008
	-------------------	------------------
Net earnings	$ 19,730	37,470
Other comprehensive (loss) earnings	(3,471)	7,084
	------------	------------
Total comprehensive earnings	$ 16,259	44,554
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of March 29, 2009 and March 30, 2008, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended March 29, 2009 and March 30, 2008 are both 13-week periods.

The results of operations for the quarter ended March 29, 2009 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the year ended December 28, 2008 in its annual report on Form 10-K, which includes all such information and disclosures, and accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 28, 2008.

Substantially all of the Company's inventories consist of finished goods.

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Net earnings per share data for the fiscal quarters ended March 29, 2009 and March 30, 2008 were computed as follows:

	2009		2008
	-----------------		-----------------
	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 19,730	19,730	37,470	37,470
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	1,082	-	1,059
	------------	------------	------------	------------
Adjusted net earnings	$ 19,730	20,812	37,470	38,529
	=======	=======	=======	=======

Average shares outstanding	140,047	140,047	142,314	142,314
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,566
Options	-	1,343	-	2,366
	------------	------------	------------	------------
Equivalent shares	140,047	152,956	142,314	156,246
	=======	=======	=======	=======

Net earnings per common share	$ 0.14	0.14	0.26	0.25
	=======	=======	=======	=======

For the quarters ended March 29, 2009 and March 30, 2008, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion.

Options to acquire shares totaling 5,535 at March 29, 2009 and 6,768 at March 30, 2008 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other comprehensive earnings for the quarters ended March 29, 2009 and March 30, 2008 consist of the following:

	2009	2008
	------	------
Foreign currency translation adjustments	$ (16,078)	19,548
Changes in value of available-for-sale securities, net of tax	(806)	(900)
Change in unrecognized pension and postretirement amounts, net of tax	(571)	-
Gain (loss) on cash flow hedging activities, net of tax	22,933	(14,460)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(8,949)	2,896
	----------	----------
Other comprehensive (loss) earnings	$ (3,471)	7,084
	======	======

At March 29, 2009, the Company had recorded deferred gains on hedging instruments, net of tax, of $77,497 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain anticipated inventory purchases and other cross-border transactions through 2011. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the amount included in AOCE at March 29, 2009, the Company expects approximately $34,000 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 29, 2009 and March 30, 2008 are as follows:

	Pension		Postretirement
	------------------		------------------
	2009	2008	2009	2008
	-------	-------	-------	-------
Service cost	$ 1,031	1,215	156	142
Interest cost	5,286	5,417	476	517
Expected return on assets	(5,375)	(7,058)	-	-
Net amortization and deferrals	1,411	375	3	29
	--------	--------	--------	--------
Pension expense (benefit)	$ 2,353	(51)	635	688
	=====	=====	=====	=====

In the first quarter of fiscal 2009, the Company made cash contributions to its defined benefit pension plans of approximately $10,700. The Company expects to contribute approximately $17,100 during the remainder of fiscal 2009.

(5) The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local tax authorities as well as international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2003.

The U.S. Internal Revenue Service has commenced an examination related to the 2004 and 2005 U.S. federal income tax returns. The Company is also under income tax examination in Mexico and in several other U.S. state and foreign jurisdictions. The ultimate resolution of the U.S. and Mexican examinations, as well as other matters that may be resolved in the next twelve months, is not yet determinable. In connection with the Mexican examinations for the years 2000 to 2003, the Company has received tax assessments related to transfer pricing which the Company is vigorously defending. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions which may be taken by the Mexican tax authorities in future periods. In order to continue the process of defending its position, the Company was required to guarantee the amount of the outstanding assessments, as is usual and customary in Mexico in these matters. Accordingly, as of March 29, 2009, bonds totaling $87,484 have been provided to the Mexican government, allowing the Company to defend its position.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(6) The Company measures certain assets at fair value in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). The SFAS No. 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. SFAS No. 157 was not required to be adopted for certain non-financial assets and liabilities until the first day of fiscal 2009. The Company adopted the remaining provisions of SFAS No. 157 for non-financial assets in the first quarter of 2009. The adoption of these provisions did not have an impact on the Company’s statements of operations or statement of financial position.

At March 29, 2009, the Company had the following assets measured at fair value in its consolidated balance sheet:

		Fair Value Measurements at March 29, 2009 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
Available-for-sale securities	$ 3,359	51	-	3,308
Derivatives	86,469	-	86,469	-
	--------	-------	---------	-------
Total	$89,828	51	86,469	3,308
	=====	====	======	====

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. The remaining available-for-sale securities consist of warrants to purchase common stock. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. The Company’s derivatives are measured using inputs that are observable indirectly through corroboration with readily available market data, in this case foreign exchange rates. The Company’s derivatives consist of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the first quarter of 2009.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s available-for-sale securities that use significant unobservable inputs (Level 3):

Balance at December 28, 2008	$4,591
Loss included in other comprehensive income	(1,283)
--------
Balance at March 29, 2009	$3,308
=====

(7) In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which requires enhanced disclosures related to derivative instruments and hedging activities. The Company adopted the provisions of SFAS 161 during the quarter ended March 29, 2009.

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

Cash Flow Hedges

----------------------------------

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated hedging instruments are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions from 2009 through 2011.

At March 29, 2009, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

Hedged Transaction	Notional Amount	Fair Value
--------------------------------	---------------------	---------------
Inventory Purchases	$ 494,662	62,123
Intercompany Royalty Transactions	190,298	24,569
Other	11,856	(378)
	------------	------------
Total	$ 696,816	86,314
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at March 29, 2009 as follows:

Prepaid expenses and other current assets
-------------------------------------------------------------
Unrealized Gains	$ 38,707
Unrealized Losses	(1,177)
------------
Net Unrealized Gain	37,530
------------
Other Assets
---------------------
Unrealized Gains	48,784
------------
Total	$ 86,314
=======

During the quarter ended March 29, 2009, the Company reclassified net gains from other comprehensive earnings to net earnings of $10,145. Of this amount, $8,092 and $2,053 were reclassified to cost of sales and royalty expense, respectively. There were no reclassifications to earnings as a result of hedge ineffectiveness in the first quarter of 2009.

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  As of March 29, 2009, the total notional amount of the Company’s undesignated derivative instruments was $38,175.

At March 29, 2009, the fair values of the Company’s undesignated derivative financial instruments are recorded in prepaid expenses and other current assets in the consolidated balance sheet as follows:

Unrealized Gains	$ 468
Unrealized Losses	(313)
---------
Net Unrealized Gain	$ 155
=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company recorded a net loss of $402 on these instruments to other (income) expense, net for the quarter ended March 29, 2009, relating to the change in fair value of such derivatives, substantially offsetting gains from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company’s derivative financial instruments see notes 3 and 6.

(8) Hasbro is a worldwide leader in children’s and family leisure time products and services, including toys, games and licensed products ranging from traditional to high-tech and digital. The Company’s segments are U.S. and Canada, International, Global Operations and Other.

The U.S. and Canada segment includes the development, marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, DVD-based games and trading card and role-playing games within the United States and Canada. Within the International segment, the Company develops, markets and sells both toy and certain game products in markets outside of the U.S. and Canada, primarily the European, Asia Pacific, and Latin and South American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the Company’s U.S. and Canada and International segments. The Company’s Other segment licenses out the rights to certain of its toy and game properties in connection with the sale of non-competing toys and games and non-toy products, as well as consumer promotions and digital gaming.

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

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2009, nor were those of the comparable 2008 first quarter representative of those actually experienced for the full year 2008. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarters ended March 29, 2009 and March 30, 2008 are as follows.

	Quarter Ended
	------------------
	March 29, 2009		March 30, 2008
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$404,502	2,461	428,522	4,290
International	189,192	16	248,255	196
Global Operations (a)	413	219,347	1,157	249,463
Other Segment	27,233	-	26,286	-
Corporate and eliminations	-	(221,824)	-	(253,949)
	------------	------------	------------	------------
	$621,340	-	704,220	-
	=======	=======	=======	=======

	Quarter ended	Quarter ended
	March 29, 2009	March 30, 2008
	---------------------	---------------------
Operating profit (loss)
U.S. and Canada	$ 41,550	37,311
International	(14,471)	13,027
Global Operations (a)	(5,443)	270
Other Segment	13,627	12,393
Corporate and eliminations	5,954	(1,748)
	----------	----------
	$ 41,217	61,253
	======	======

	March 29, 2009	March 30, 2008
	--------------------	-----------------
Total assets
U.S. and Canada	$3,624,001	3,212,892
International	1,193,849	1,089,948
Global Operations	1,399,454	1,301,466
Other Segment	279,182	201,867
Corporate and eliminations (b)	(3,568,664)	(2,679,694)
	--------------	--------------
	$2,927,822	3,126,479
	========	========

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

The following table presents consolidated net revenues by class of principal products for the quarters ended March 29, 2009 and March 30, 2008. Certain 2008 amounts have been reclassified to conform to the current period presentation.

	2009	2008
	----------	---------
Boys toys	$229,064	267,179
Games and puzzles	213,087	209,668
Girls toys	111,123	149,294
Preschool toys	66,753	66,577
Other	1,313	11,502
	------------	------------
Net revenues	$621,340	704,220
	=======	=======

(9) In April 2009, the Company announced the entry into an agreement to form a joint venture with Discovery Communications (“Discovery’) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming.  Upon the closing of the transaction, the Company will purchase a 50% interest in the joint venture, which will own the DISCOVERY KIDS network in the United States. The Company will purchase the 50% interest in the joint venture from Discovery for an upfront payment of $300,000 and certain future payments based on the value of certain tax benefits received by the Company.  The transaction is expected to close during the second quarter of 2009 and is conditioned on fulfillment of the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Upon close, the Company will enter into a license agreement with the venture which will require the payment of royalties by the Company to the joint venture based on a percentage of revenue derived from products related to television shows broadcast by the joint venture.  The license agreement will include a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over a 10-year period.

Voting control of the joint venture is shared 50/50 between the Company and Discovery.  However, the Company believes that the joint venture meets the definition of a variable interest entity pursuant to Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and that it will be the primary beneficiary and therefore will be required to consolidate the joint venture.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In April 2009, the Company entered into a committed 364-day borrowing facility which provides up to $200,000 in borrowing availability.  The interest rate is based on LIBOR plus an applicable margin. The facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations, including with respect to liens, mergers and incurrence of indebtedness.

(10) In May 2009, the Company amended its license agreement with Lucas Licensing, Ltd. (“Lucas”) related to the STAR WARS brand. The amendment included the extension of the term of the license for an additional two years, from the end of 2018 to the end of 2020. The fair value of the extension of the license rights, totaling $45,000, will be paid to Lucas and recorded as an intangible asset during the second quarter of 2009, and amortized over the term of the extension. The amendment also provides for the settlement of certain royalty audit issues, primarily related to contractual interpretations associated with the computation of royalties dating back to 1999, and the clarification of certain terms and interpretations of the agreement on a prospective basis through the end of the term, including the scope of licensed rights to future developed properties by Lucas. As of March 29, 2009, the Company had an accrual of $30,000 to be paid to Lucas in the second quarter of 2009 related to the settlement of these issues, of which $10,000 was recorded during the first quarter of 2009 as a component of royalty expense.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company’s product plans, anticipated product performance, business opportunities and strategies, financial goals and expectations for achieving the Company’s objectives. See Item 1A, in Part II of this report, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash primarily through the sale of a variety of toy and game products, as well as through the out-licensing of rights for use of its properties in connection with non-competing products, including digital games, offered by third-parties. The Company sells its products both within the United States and in a number of international markets. The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2008, 2007 and 2006, the second half of the year accounted for 63%, 66% and 68% of the Company’s net revenues, respectively. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties, such as MARVEL and STAR WARS properties.

The Company's business is primarily separated into two principal business segments, U.S. and Canada and International. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American marketing operations, including Mexico. In addition to these two primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment. The Company’s Other segment is responsible for the worldwide out-licensing of the Company's intellectual properties and works closely with the U.S. and Canada and International segments on the development and out-licensing of the Company's brands.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing experiences presented for the consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet. The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE, NERF and TONKA, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. During the first quarter of 2009 the Company had significant sales of core brand products, namely TRANSFORMERS, LITTLEST PET SHOP, NERF, MONOPOLY, PLAYSKOOL, PLAY-DOH, MY LITTLE PONY, and FURREAL FRIENDS. This strategy of reimagining, reinventing and reigniting its brands has proved instrumental to achieving its overall growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. As an example of this, in July of 2007, the TRANSFORMERS motion picture was released and the Company developed and marketed products based on the motion picture. As a result of pairing this core brand with this type of entertainment, both the movie and the product line benefited. The Company expects to continue this strategy and anticipates increased revenues as a result of the theatrical releases of both TRANSFORMERS: REVENGE OF THE FALLEN and G.I. JOE: RISE OF COBRA motion pictures during 2009. In addition, the Company has entered into a six-year strategic relationship with Universal Pictures to produce at least four motion pictures based on certain of Hasbro’s core brands. The first movie is expected to be released in 2010 or 2011, followed by anticipated releases of at least one movie per year thereafter. As part of its strategy, in addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands and broaden the ability of consumers to experience its brands.

In April 2009, the Company announced the entry into an agreement to form a joint venture with Discovery Communications (‘Discovery”) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming.  The transaction is subject to regulatory review and is expected to close during the second quarter of 2009.  Programming will be based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties.  The Company expects the rebranded network to debut in late 2010 and believes that it will reach approximately 60 million homes in the U.S. at that time, with programming targeted to children 14 years of age and under.  The Company believes that this effort will support its strategy of growing its core brands well beyond traditional toys and games – into brands which consistently provide immersive entertainment experiences for consumers of all ages in any form or format.  In connection with this transaction, the Company will commence the start-up of a creative group that will be responsible for the creation and development of television programming based on Hasbro’s brands. The Company expects to incur a certain level of investment spending leading up to the debut of the rebranded channel, which is expected to be late in 2010.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. In 2008 and 2007, the Company had significant sales of products related to the Company’s license with Marvel Characters B.V. (“Marvel”), primarily due to the theatrical releases of IRON MAN in May 2008, THE INCREDIBLE HULK in June 2008 and SPIDERMAN-3 in May 2007. In addition, the Company had significant sales in 2008 of products related to the movie release of STAR WARS: CLONE WARS in August 2008 as well as sales from the movie release of INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL in May 2008. During the remainder of 2009 the Company expects to continue to have a high level of revenues from entertainment-based licensed properties based on the expected major motion picture release of X-MEN ORIGINS: WOLVERINE as well as products related to television programming based on SPIDER-MAN and STAR WARS.

While gross profits of theatrical entertainment-based products are generally higher than many of the Company’s other products, sales from these products, including Company owned or controlled brands based on a movie release, also incur royalty expense. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm’s STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting operating profits earned on these products.

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

While the Company remains committed to investing in the growth of its business, it also continues to be focused on reducing fixed costs through efficiencies and on profit improvement. Over the last 6 years the Company has improved its full year operating margin from 7.8% in 2002 to 12.3% in 2008. The Company reviews it operations on an ongoing basis and seeks to reduce the cost structure of its underlying business and promote efficiency. The Company is also investing to grow its business in emerging markets. In 2008, the Company expanded its operations in China, Brazil, Russia, Korea and the Czech Republic. In addition, the Company is seeking to grow its business in entertainment and digital gaming, and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings, allow it entry into an area which is adjacent to and complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms of media. For example, in January of 2008, the Company acquired Cranium, Inc., a developer and marketer of CRANIUM branded games and related products. In the second quarter of 2008, the Company acquired the rights to TRIVIAL PURSUIT, a brand which the Company had previously licensed on a long-term basis. Ownership of the rights will allow the Company to further leverage the brand in different media.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last four years, the Company’s Board of Directors (the “Board”) has adopted four share repurchase authorizations with a cumulative authorized repurchase amount of $1,700,000. After fully exhausting the prior three authorizations, the fourth authorization was approved on February 7, 2008 for $500,000. During the first quarter of 2009, there were no repurchases of common stock under these authorizations. For the years ended 2008, 2007 and 2006, the Company spent $357,589, $587,004 and $456,744, respectively, to repurchase 11,736, 20,795 and 22,767 shares, respectively, in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions and the Company’s uses of cash. At March 29, 2009, the Company had $252,364 remaining under the February 2008 authorization.

During the first quarter of 2009, the Company continued to be negatively impacted by both the strengthening of the U.S. dollar relative to foreign currencies as well as the weakened overall economic conditions in 2009 compared to 2008. Accordingly, the Company has sought to mitigate the impact of these conditions by instituting a variety of cost control initiatives, including salary freezes, limitations on new hires, and an effort to reduce its overall SKU count. As of March 29, 2009 the Company had $590,388 in cash and cash equivalents and had available capacity, if needed, under its revolving credit agreement. In connection with the announcement of a joint venture agreement with Discovery in April 2009, the Company has committed to a $300,000 initial investment to purchase its 50% share of the joint venture.  The Company intends to initially fund its investment through cash on hand, availability under its existing borrowing facilities, and/or the offering of debt.  The Company has also entered into a 364-day borrowing facility which provides up to $200,000 in borrowing availability which it may utilize for liquidity during its peak working capital period.  The Company currently has an open authorization from its Board of Directors to issue up to $425,000 of additional long-term debt.  The Company may seek to utilize some or all of this debt authorization during 2009, subject to market conditions. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit, accounts receivable securitization program and other borrowing facilities are adequate to meet its working capital needs for the remainder of 2009.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended March 29, 2009 and March 30, 2008.

	2009	2008
	-------	-------
Net revenues	100.0%	100.0%
Cost of sales	39.4	38.5
	--------	--------
Gross profit	60.6	61.5
Amortization	3.2	2.7
Royalties	8.8	8.3
Research and product development	6.0	5.9
Advertising	10.0	10.9
Selling, distribution and administration	26.0	25.0
	--------	--------
Operating profit	6.6	8.7
Interest expense	1.5	1.6
Interest income	(0.2)	(1.1)
Other (income) expense, net	0.7	0.3
	--------	--------
Earnings before income taxes	4.6	7.9
Income taxes	1.4	2.6
	--------	--------
Net earnings	3.2%	5.3%
	=====	=====

RESULTS OF OPERATIONS
-----------------------------------------
The quarters ended March 29, 2009 and March 30, 2008 were both 13-week periods. Net earnings for the first quarter of 2009 were $19,730, compared to $37,470 for the first quarter of 2008. Basic and diluted earnings per share for the first quarter of 2009 were each $0.14 compared to basic and diluted earnings per share in the first quarter of 2008 of $0.26 and $0.25, respectively. Consolidated net revenues for the quarter ended March 29, 2009 decreased 12% to $621,340 compared to $704,220 for the quarter ended March 30, 2008. Consolidated net revenues were negatively impacted by foreign currency translation in the amount of $40,200 as the result of the stronger U.S. dollar in 2009. Operating profit for the quarter ended March 29, 2009 was $41,217 compared to $61,253 for the quarter ended March 30, 2008.

In January 2008 the Company acquired Cranium, Inc. (“Cranium”). The results of operations for the first quarter of 2008 include the operations of Cranium from the acquisition closing date of January 25, 2008.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Most of the Company's revenues and operating profit are derived from its two principal segments: the U.S. and Canada segment and the International segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's two principal segments for the first quarter of fiscal years 2009 and 2008.

	2009	2008	% Change
	-------------	-------------	-------------
Net Revenues
U.S. and Canada segment	$404,502	428,522	-6%
International segment	189,192	248,255	-24%

Operating Profit (Loss)
U.S. and Canada segment	$ 41,550	37,311	11%
International segment	(14,471)	13,027	-211%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended March 29, 2009 decreased 6% to $404,502 from $428,522 for the quarter ended March 30, 2008. U.S. and Canada segment net revenues were negatively impacted by currency translation of approximately $4,100 as the result of the stronger U.S. dollar in the first quarter of 2009. The decrease in net revenues was primarily the result of decreased product sales in the girls’ toys and boys’ toys categories, primarily relating to LITTLEST PET SHOP and TRANSFORMERS products, respectively. Although revenues from LITTLEST PET SHOP and TRANSFORMERS products decreased, these lines remained significant contributors to U.S. and Canada segment net revenues in the first quarter of 2009. The overall decrease in revenues in the boy’s toys category was partially mitigated by increased sales of NERF and STAR WARS products. Revenues from the games and puzzles category increased in the first quarter of 2009 compared to the first quarter of 2008 as a result of increased sales of traditional board games including SORRY, CONNECT 4 and OPERATION. In addition, revenues in the preschool category also increased, driven by increased sales of PLAY DOH and TONKA products, and to a lesser extent, PLAYSKOOL products.

U.S. and Canada segment operating profit increased to $41,550 for the quarter ended March 29, 2009 compared to $37,311 for the quarter ended March 30, 2008. Decreased gross profit as a result of lower revenues in the first quarter of 2009 was more than offset by lower levels of expenses, primarily royalties, advertising, and selling, distribution and administrative. The decrease in royalties primarily reflects decreased sales of entertainment-based products, primarily TRANSFORMERS. Decreased selling, distribution and administrative expenses reflect lower shipping and distribution costs associated with decreased revenues and lower fixed costs in the first quarter of 2009.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

INTERNATIONAL SEGMENT
International segment net revenues decreased by 24% to $189,192 for the quarter ended March 29, 2009 from $248,255 for the quarter March 30, 2008. International segment net revenues were negatively impacted by currency translation of approximately $36,100, as the result of the stronger U.S. dollar in the first quarter of 2009. The decrease in net revenues for the quarter was primarily the result of decreased product sales in the boys’ toys category driven by decreased sales of TRANSFORMERS and ACTION MAN products and decreased revenues in the games and puzzles categories as a result of decreased sales of board games, including MONOPOLY and TRIVIAL PURSUIT. Net revenues were also negatively impacted by decreased revenues in the girls’ toys and preschool categories, primarily as a result of decreased sales of MY LITTLE PONY and IN THE NIGHT GARDEN products, respectively.

International segment operating loss was $14,471 for the quarter ended March 29, 2009 compared to an operating profit of $13,027 for the quarter ended March 30, 2008. For the quarter ended March 29, 2009, International segment operating profit was positively impacted by currency translation of approximately $4,400. The decrease in operating profit for the quarter was due to the decline in revenue as well as the impact of unhedged U.S. dollar denominated costs, primarily resulting from the weakening of the Mexican peso. In addition, international operating profit in 2008 was positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000.

GROSS PROFIT
-----------------------
The Company's gross profit margin decreased to 60.6% for the quarter ended March 29, 2009 from 61.5% for the quarter ended March 30, 2008. This decrease was primarily due to the mix of products sold in the first quarter of 2009 as compared to the first quarter of 2008, as well as lower royalty income in the first quarter of 2009.

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 29, 2009 and March 30, 2008.

	2009	2008
	-------------	------------
Amortization	3.2%	2.7%
Royalties	8.8	8.3
Research and product development	6.0	5.9
Advertising	10.0	10.9
Selling, distribution and administration	26.0	25.0

Amortization expense increased to $19,887, or 3.2% of net revenues in the first quarter of 2009 from $18,438 or 2.7% of net revenues in the first quarter of 2008. The increase is primarily the result of the acquisition of Cranium in January 2008 and the purchase of the intellectual property rights related to Trivial Pursuit in the second quarter of 2008. Property rights of $68,500 and $80,800 were recorded as a result of the Cranium acquisition and the purchase of Trivial Pursuit, respectively, and are each being amortized over fifteen years.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Royalty expense for the quarter ended March 29, 2009 decreased in dollars to $54,453 from $58,422 for the quarter ended March 30, 2008, but increased as a percentage of net revenues to 8.8% of net revenues in 2009 from 8.3% of net revenues in 2008. Absent the effect of foreign exchange in the quarter ended March 29, 2009, royalty expense increased slightly in dollars, and included costs associated with a royalty audit.

Research and product development expenses for the quarter ended March 29, 2009 decreased in dollars to $37,131 from $41,770 for the quarter ended March 30, 2008, but remained consistent at 6.0% of net revenues in 2009 compared to 5.9% of net revenues in 2008.

Advertising expense for the quarter ended March 29, 2009 decreased to $62,309, or 10.0% of net revenues compared to $76,983, or 10.9% of net revenues for the quarter ended March 30, 2008. The decrease for the quarter is primarily the result of decreased sales volume and the impact of foreign exchange. In addition, in years in which the Company expects significant sales of products related to major motion picture releases, such as in 2009, advertising expense as a percentage of revenue is generally lower.

For the quarter ended March 29, 2009, the Company's selling, distribution and administration expenses were $161,590 or 26.0% compared to $176,193 or 25.0% for the quarter ended March 30, 2008. The decrease in dollars for the quarter reflects the impact of foreign exchange and, to a lesser extent, decreased shipping and distribution costs associated with decreased sales volume. In addition, selling, distribution and administration expense in 2008 was positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the first quarter of 2009 was $9,715 compared with $11,428 in the first quarter of 2008. The decrease for the quarter was the result of lower average borrowings in 2009 primarily as a result of the repayment of $135,092 of notes in July 2008.

Interest income for the quarter ended March 29, 2009 was $1,265 compared to $7,706 for the quarter ended March 30, 2008. The decrease in interest income for the quarter was primarily the result of lower returns on invested cash as well as lower average invested balances. Other (income) expense, net, was $4,180 for the first quarter of 2009, compared to $1,861 for the first quarter of 2008. The 2008 results included a gain on the sale of an investment of approximately $1,100.

INCOME TAXES
-----------------------

Income tax expense totaled 31.0% of pretax earnings in the first quarter of 2009 compared with 32.7% in the first quarter of 2008.  Both quarterly rates are impacted by certain discrete tax events, primarily the accrual of interest and penalties on uncertain tax positions.  Absent these items the first quarter 2009 effective tax rate would have been 29.1% compared with 31.3% for the first quarter 2008. The decrease in the adjusted rate to 29.1% from 31.3% primarily reflects the decision to reinvest 2009 international earnings outside the U.S.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The first quarter of 2009 adjusted income tax rate of 29.1% compares to an adjusted 2008 full year income tax rate of 32.8%. The adjusted 2008 full year income tax rate excludes certain discrete events, the accrual for potential interest and penalties on uncertain tax positions and the impact of dividend repatriation. The decrease in the adjusted first quarter of 2009 income tax rate to 29.1% compared with the adjusted full year 2008 income tax rate of 32.8% is primarily due to the decision to reinvest 2009 international earnings outside the U.S.

OTHER INFORMATION
---------------------------------
Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business for the full year. Although the Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years where the Company has products related to one or more major motion picture releases that occur in the first half of the year. In 2009, the Company will have products related to the mid-year major motion picture releases of TRANSFORMERS: REVENGE OF THE FALLEN, GI JOE: THE RISE OF COBRA and X-MEN ORIGINS: WOLVERINE. In 2008 the Company had products related to the mid-year major motion picture releases of IRONMAN, THE INCREDIBLE HULK and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our expected sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Unshipped orders at March 29, 2009 and March 30, 2008 were approximately $318,600 and $314,400, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 is not expected to have an impact on the Company’s statements of operations or statement of financial position.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as annual financial statements for any financial instruments that are not reflected on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The disclosures required by FSP FAS 107-1 and APB 28-1 will be applicable for the Company in the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2008, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. During the first quarter of 2009, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for the remainder of 2009, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net cash utilized by operating activities in the first quarter of 2009 was $22,657 compared to net cash provided of $153,852 in the first quarter of 2008. Net cash utilized in 2009 as compared to net cash provided in 2008 reflects lower 2009 net earnings, decreased collections of accounts receivable as a result of lower sales in the first quarter of 2009 and the fourth quarter of 2008, increased royalty payments as a result of the utilization of the remaining Lucas prepaid royalty advance in the third quarter of 2008 and a $50,000 guaranteed royalty payment to Marvel in the first quarter of 2009 related to the extension of the current agreement from the end of 2011 through the end of 2017.

Accounts receivable decreased to $365,037 at March 29, 2009 from $388,693 at March 30, 2008. The accounts receivable balance at March 29, 2009 includes a decrease of approximately $36,900 as a result of the strengthening of the U.S. dollar. Absent the impact of foreign exchange, accounts receivable increased approximately $13,200 as a result of increased sales occurring later in the quarter. Days sales outstanding increased to 53 days at March 29, 2009 compared to 50 days at March 30, 2008.

Inventories increased to $295,248 at March 29, 2009 from $291,199 at March 30, 2008. The inventory balance at March 29, 2009 includes a decrease of approximately $33,900 as a result of the strengthening of the U.S. dollar. The increase in inventories, excluding the impact of foreign exchange, reflects overall lower revenues in the first quarter of 2009 as well as higher levels in Mexico and Latin America, which includes the impact of the Company’s operations in Brazil, which did not have inventory at March 30, 2008.

Prepaid expenses and other current assets decreased to $199,147 at March 29, 2009 compared to $210,739 at March 30, 2008. This decrease is primarily due to a decrease in the current portion of the Marvel royalty advance as well as the utilization of the remainder of the Lucas prepaid royalty advance during the third quarter of 2008. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. At March 29, 2009, the Company had prepaid royalties related to the Marvel license in both current and non-current assets. Each reporting period, the Company reflects as current prepaid expense the amount of royalties it expects to recognize in the statement of operations in the upcoming twelve months. The decrease as a result of the decrease in prepaid royalties was partially offset by an increase in the value of the Company’s outstanding foreign currency contracts as a result of the strengthening of the U.S. dollar.

Accounts payable and accrued expenses decreased to $525,536 at March 29, 2009 from $589,321 at March 30, 2008. The accounts payable and accrued expenses balance includes a decrease of approximately $22,200 as a result of the strengthening of the U.S. dollar. The remaining decrease is primarily due to a decrease in accounts payable primarily due to lower levels of inventory purchases. In addition, as of March 30, 2008, the Company’s foreign currency forward contracts were in a loss position and were recorded as a liability at fair value on the statement of financial position. At March 29, 2009, the Company’s foreign currency contracts were in a gain position and, accordingly, are recorded at fair value as an asset on the statement of financial position. These decreases were partially offset by an increase in accrued royalties, primarily as a result of the utilization of the remainder of the Lucas prepaid royalty advance in the third quarter of 2008.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Collectively, property, plant and equipment and other assets at March 29, 2009 increased $74,334 from March 30, 2008. The increase is primarily the result of an increase in the value of the Company’s outstanding foreign currency contracts as a result of the strengthening of the U.S. dollar and an increase in long-term prepaid royalty advances as a result of a $50,000 guaranteed royalty payment to Marvel in the first quarter of 2009. These increases were partially offset by a decrease in long-term pension plan assets. In 2008, the Company’s U.S. pension plans’ assets exceeded the estimated pension obligation and, as such, an asset was recognized on the statement of financial position at March 30, 2008. In 2009, as a result of the decrease in the market value of the plans’ assets due to the overall market decline the estimated pension obligation exceeds the value of the plans’ assets and accordingly a liability has been recognized in the statement of financial position at March 29, 2009. The increase in intangible assets of approximately $80,800 as a result of the TRIVIAL PURSUIT acquisition in the second quarter of 2008 was largely offset by amortization expense in the last three quarters of 2008 and the first quarter of 2009.

At March 29, 2009, cash and cash equivalents, net of short-term borrowings, were $544,672 compared to $660,931 at March 30, 2008. The decrease over the last twelve months reflects cash expenditures of approximately $208,200 to repurchase shares of the Company’s common stock, $80,800 in cash used to purchase the intellectual property rights related to the Trivial Pursuit brand in the second quarter of fiscal 2008, dividends paid of approximately $112,000, the repayment of $135,092 of long-term debt in July 2008 and a $50,000 guaranteed royalty payment to Marvel in the first quarter of 2009 related to the extension of the current agreement from the end of 2011 through the end of 2017. These decreases were partially offset by cash generated from operations, excluding the $50,000 guaranteed royalty payment to Marvel in the first quarter of 2009, of approximately $467,000.

Net cash utilized by investing activities was $23,490 in the first quarter of 2009 compared to $94,212 in the first quarter of 2008. The first quarter 2008 utilization includes approximately $67,000 in cash, net of cash acquired, used to acquire Cranium, Inc. in January 2008. Additions to property, plant and equipment were $24,535 in 2009 compared to $24,764 in 2008.

Net cash provided by financing activities was $11,304 in the first quarter of 2009 compared to net cash utilized of $4,360 in the first quarter of 2008. The 2008 utilization reflects cash payments related to purchases of the Company’s common stock of $151,997. There were no repurchases of the Company’s common stock in the first quarter of 2009. Proceeds from short-term borrowings decreased to $37,256 in 2009 from $159,829 in 2008 reflecting higher short-term borrowings in 2008 to fund repurchases of the Company’s common stock and the acquisition of Cranium. Proceeds from stock option transactions decreased to $814 in the first quarter of 2009 compared to $10,245 in the first quarter of 2008 reflecting lower stock option exercises attributed to the overall lower Company stock price during the first quarter of 2009 compared to the first quarter of 2008. Dividends paid increased to $27,854 in 2009 from $22,917 in 2008 due to an increase in the dividend rate, partially offset by a lower number of shares outstanding due to the Company’s share repurchase program. In February 2008 the Company’s Board of Directors authorized the repurchase of an additional $500,000 of the Company’s common stock after three previous authorizations dated May 2005, July 2006 and August 2007 with a cumulative authorized repurchase amount of $1,200,000 were fully utilized. At March 29, 2009, the Company had $252,364 remaining available under the February 2008 authorization.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, subject to lender agreement, up to a total committed facility of $500,000. The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended March 29, 2009. The Company had borrowings of $35,000 outstanding under its committed revolving credit facility at March 29, 2009. In addition, the Company has letters of credit outstanding under this facility of approximately $1,400 at March 29, 2009.  Amounts available and unused under the committed line at March 29, 2009 were approximately $263,600. The Company also has other uncommitted lines from various banks, of which approximately $30,300 was utilized at March 29, 2009. Of the amount utilized under the uncommitted lines, approximately $10,700 and $19,600 represent outstanding borrowings and letters of credit, respectively.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with a source of working capital. Based on the amount of eligible accounts receivable as of March 29, 2009, the Company had availability under this program to sell approximately $157,800, of which approximately $100,000 was utilized.

The Company has principal amounts of long-term debt at March 29, 2009 of $709,723 due at varying times from 2017 through 2028. The Company also had letters of credit and other similar instruments of approximately $108,500 and purchase commitments of $314,948 outstanding at March 29, 2009. Letters of credit and similar instruments include $87,484 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position. The Company currently has an open authorization from its Board of Directors to issue up to an additional $425,000 of long-term debt.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In February 2009, the Company entered into an agreement with Marvel that resulted in the extension of the current agreement from the end of 2011 through the end of 2017. The extended agreement includes an additional $100,000 in minimum guaranteed royalties, with the potential for up to an additional $140,000 in guaranteed royalties contingent upon the release by Marvel of certain MARVEL character-based theatrical releases that meet certain defined criteria. Other contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 28, 2008, did not materially change outside of payments made in the normal course of business. The table detailed in the Company’s annual report on Form 10-K does not include certain tax liabilities recorded in accordance with FASB Interpretation No. 48 because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments related to these liabilities. These liabilities were $93,899 and $70,257 at March 29, 2009 and March 30, 2008, respectively, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

In April 2009, the Company announced the entry into an agreement to form a joint venture with Discovery Communications (“Discovery’) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming.  Upon closing of the transaction, the Company will purchase a 50% interest in the joint venture, which will own the DISCOVERY KIDS network in the United States.  The Company will purchase the 50% interest in the joint venture from Discovery for an upfront payment of $300,000 and certain future payments based on the value of certain tax benefits received by the Company.  The transaction is expected to during the second quarter of 2009 and is conditioned on fulfillment of the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Upon close, the Company will enter into a license agreement with the joint venture which will require the payment of royalties by the Company to the joint venture based on a percentage of revenue derived from products related to television shows broadcast by the venture.  The license agreement will include a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over a 10-year period.  Voting control of the joint venture is shared 50/50 between the Company and Discovery.  However, the Company believes that the venture meets the definition of a variable interest entity pursuant to Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and that it will be the primary beneficiary and therefore will be required to consolidate the joint venture.

In April 2009, the Company entered into a committed 364-day borrowing facility which provides up to $200,000 in borrowing availability.  The interest rate is based on LIBOR plus an applicable margin. The facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations, including with respect to liens, mergers and incurrence of indebtedness.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In May 2009, the Company amended its license agreement with Lucas Licensing, Ltd. (“Lucas”) related to the STAR WARS brand.  The amendment included the extension of the term of the license for an additional two years, from the end of 2018 to the end of 2020. The fair value of the extension of the license rights, totaling $45,000, will be paid to Lucas and recorded as an intangible asset during the second quarter of 2009, and amortized over the term of the extension. The amendment also provides for the settlement of certain royalty audit issues, primarily related to contractual interpretations associated with the computation of royalties dating back to 1999, and the clarification of certain terms and interpretations of the agreement on a prospective basis through the end of the term, including the scope of licensed rights to future developed properties by Lucas. As of March 29, 2009, the Company had an accrual of $30,000 to be paid to Lucas in the second quarter of 2009 related to the settlement of these issues, of which $10,000 was recorded during the first quarter of 2009 as a component of royalty expense.

At March 29, 2009, the Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company's common stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company's common stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2008 this conversion feature was met and the debentures were convertible during the first quarter of 2009. There were no debentures converted during the first quarter of 2009. At March 29, 2009, this contingent feature was not met and the debentures will not be convertible through June 30, 2009, at which time the requirements of the conversion feature will be reevaluated. In addition, if the closing price of the Company's common stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. At certain times during the first quarter of 2009, based on the Company’s common stock price, the Company had the right to call the debentures under this provision. As of March 29, 2009, the Company did not have the right to call the debentures.  The Company believes a call would result in conversion by the holders of the debentures and issuance of the shares, thereby increasing the number of shares outstanding. Thus far, based on the Company’s targeted capital structure and the low cost of the debentures, when the debentures have been callable the Company has believed that it was more economically beneficial for it to not exercise its right to call the debentures. Currently, this economic benefit includes a lower cash cost of paying interest on the debentures than the Company would pay in dividends on the incremental number of shares that would be outstanding. The Company will continue to assess, at times when it is available, the desirability of exercising the call option in the future based on the then existing economic circumstances and the Company’s business objectives.

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

The Company believes that cash from operations, including the securitization facility, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

-------------------------------------------------------------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations, stock-based compensation and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 28, 2008.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2009 through 2011 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company’s revenues and earnings due to translation of foreign revenues and costs. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At March 29, 2009, these contracts had unrealized gains of $86,469, of which $37,685 are recorded in prepaid expenses and other current assets and $48,784 are recorded in other assets. Included in accumulated other comprehensive income at March 29, 2009 are deferred gains, net of tax, of $77,497.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 29, 2009. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 29, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001, 2002 and 2003. These tax assessments are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has entered an Administrative Appeal contesting the 2000 and 2001 assessments and the Company filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2002 and 2003 assessments. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge these outstanding tax assessments, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post a bond and accordingly, as of March 29, 2009, bonds totaling approximately $87.5 million (at March 29, 2009 exchange rates) have been posted related to the 2000, 2001, 2002 and 2003 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 28, 2008 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•

the Company's ability to manufacture, source and ship new and continuing products in a timely and cost-effective basis and customers' and consumers' acceptance and purchase of those products in quantities and at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs;

•

recessions or other economic downturns which negatively impact the retail and credit markets, and the financial health of the Company’s retail customers and consumers, and which can result in lower employment levels, less consumer disposable income, lower consumer confidence and, as a consequence, lower consumer spending, including lower spending on purchases of the Company’s products;

•

other economic and public health conditions in the various markets in which the Company and its customers and suppliers operate throughout the world, which impact the Company's ability and cost to manufacture and deliver products, such as higher fuel and other commodity prices, higher labor costs, higher transportation costs, outbreaks of SARs, bird flu or other diseases which affect public health and the movement of people and goods, and other factors, including government regulations,  which can create potential manufacturing and transportation delays or impact costs;

•

currency fluctuations, including movements in foreign exchange rates, which can lower the Company’s net revenues and earnings, and significantly impact the Company’s costs;

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

•

the risk that one or more of the counterparties to the Company’s financing arrangements may experience financial difficulties or otherwise be unable or unwilling to allow the Company to access financing under such arrangements;

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

There were no repurchases made by the Company in the first quarter of 2009. At March 29, 2009, $252,364,317 remained available under the above authorization.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

           Effective May 6, 2009, the Company amended its license agreement with Lucas Licensing, Ltd. (“Lucas”) related to the STAR WARS brand. The amendment included the extension of the term of the license for an additional two years, from the end of 2018 to the end of 2020. The fair value of the extension of the license rights, totaling $45,000, will be paid to Lucas and recorded as an intangible asset during the second quarter of 2009, and amortized over the term of the extension. The amendment also provides for the settlement of certain royalty audit issues, primarily related to contractual interpretations associated with the computation of royalties dating back to 1999, and the clarification of certain terms and interpretations of the agreement on a prospective basis through the end of the term, including the scope of licensed rights to future developed properties by Lucas. As of March 29, 2009, the Company had an accrual of $30,000 to be paid to Lucas in the second quarter of 2009 related to the settlement of these issues, of which $10,000 was recorded during the first quarter of 2009 as a component of royalty expense.

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

10.1	Hasbro, Inc. 2009 Management Incentive Plan

10.2

License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended March 29, 2009.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: May 7, 2009	By: /s/ David D.R. Hargreaves
------------------------------------------
David D. R. Hargreaves
Chief Operating Officer and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 29, 2009

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

10.1	Hasbro, Inc. 2009 Management Incentive Plan

10.2

License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended March 29, 2009.

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