Form 10-Q
period 2009-06-28
HASBRO INC
filed 2009-07-31
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 21, 2009 was 139,895,055.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 28,	June 29,	Dec. 28,
Assets	2009	2008	2008
	---------	---------	---------
Current assets
Cash and cash equivalents	$392,034	594,621	630,390
Accounts receivable, less allowance
for doubtful accounts of $33,200,
$33,800 and $32,400	652,557	562,502	611,766
Inventories	346,814	375,033	300,463
Prepaid expenses and other current assets	210,824	187,200	171,387
	--------------	--------------	--------------
Total current assets	1,602,229	1,719,356	1,714,006

Property, plant and equipment, less accumulated
depreciation of $425,200, $423,500 and
$403,100	222,937	210,641	211,707
	--------------	--------------	--------------

Other assets
Goodwill	476,362	481,569	474,497
Other intangibles, less accumulated amortization
of $839,100, $764,100 and $799,500	601,160	608,095	568,412
Other	575,488	185,650	200,175
	--------------	--------------	--------------
Total other assets	1,653,010	1,275,314	1,243,084
	--------------	--------------	--------------

Total assets	$3,478,176	3,205,311	3,168,797
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 28,	June 29,	Dec. 28,
Liabilities and Shareholders' Equity	2009	2008	2008
	---------	---------	---------
Current liabilities
Short-term borrowings	$11,958	192,941	7,586
Current portion of long-term debt	-	135,127	-
Accounts payable	165,128	183,280	184,453
Accrued liabilities	435,637	427,714	607,853
	--------------	--------------	--------------
Total current liabilities	612,723	939,062	799,892

Long-term debt, excluding current portion	1,134,723	709,723	709,723
Other liabilities	341,060	248,309	268,396
	--------------	--------------	--------------
Total liabilities	2,088,506	1,897,094	1,778,011
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	450,237	413,186	450,155
Retained earnings	2,459,705	2,280,671	2,456,650
Accumulated other comprehensive earnings	47,291	80,113	62,256
Treasury stock, at cost; 69,827,496 shares at
June 28, 2009, 68,625,181 at June 29, 2008
and 70,465,216 at December 28, 2008	(1,672,410)	(1,570,600)	(1,683,122)
	--------------	--------------	--------------
Total shareholders' equity	1,389,670	1,308,217	1,390,786
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,478,176	3,205,311	3,168,797
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	-------------------	------------------	-------------------	-------------------
Net revenues	$792,202	784,286	1,413,542	1,488,506
Cost of sales	319,452	308,222	564,205	579,383
	------------	------------	------------	------------
Gross profit	472,750	476,064	849,337	909,123
	------------	------------	------------	------------
Expenses
Amortization	18,792	20,644	38,679	39,082
Royalties	73,826	68,167	128,279	126,589
Research and product development	43,529	45,432	80,660	87,202
Advertising	81,677	86,234	143,986	163,217
Selling, distribution and administration	181,853	190,078	343,443	366,271
	------------	------------	------------	------------
Total expenses	399,677	410,555	735,047	782,361
	------------	------------	------------	------------
Operating profit	73,073	65,509	114,290	126,762
	------------	------------	------------	------------
Nonoperating (income) expense
Interest expense	17,503	12,950	27,218	24,378
Interest income	(739)	(4,432)	(2,004)	(12,138)
Other (income) expense, net	(545)	1,706	3,635	3,567
	------------	------------	------------	------------
Total nonoperating expense, net	16,219	10,224	28,849	15,807
	------------	------------	------------	------------
Earnings before income taxes	56,854	55,285	85,441	110,955
Income taxes	17,579	17,799	26,436	35,999
	------------	------------	------------	------------
Net earnings	$39,275	37,486	59,005	74,956
	=======	=======	=======	=======

Net earnings per common share
Basic	$0.28	0.27	0.42	0.53
	=======	=======	=======	=======
Diluted	$0.26	0.25	0.40	0.50
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.20	0.20	0.40	0.40
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Six Months Ended
	--------------------------------------
	June 28, 2009	June 29, 2008
	-------------------	------------------
Cash flows from operating activities
Net earnings	$59,005	74,956
Adjustments to reconcile net earnings to net cash
(utilized) provided by operating activities:
Depreciation of plant and equipment	40,510	35,772
Amortization	38,679	39,082
Deferred income taxes	12,563	(3,502)
Stock-based compensation	14,463	18,408
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(48,156)	109,453
Increase in inventories	(40,909)	(103,372)
(Increase) decrease in prepaid expenses and other current assets	(23,375)	42,661
Decrease in accounts payable and accrued liabilities	(184,759)	(186,263)
Other, including long-term portion of royalty advances	(47,889)	(4,415)
	------------	------------
Net cash (utilized) provided by operating activities	(179,868)	22,780
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(51,538)	(55,177)
Investments and acquisitions, net of cash acquired	(371,307)	(154,757)
Purchases of short-term investments	(4,000)	(42,000)
Proceeds from sales of short-term investments	-	42,000
Other	(825)	(5,858)
	------------	------------
Net cash utilized by investing activities	(427,670)	(215,792)
	------------	------------
Cash flows from financing activities
Net proceeds from borrowings with original maturities of
more than three months	421,309	-
Net proceeds from other short-term borrowings	2,606	182,859
Purchases of common stock	-	(210,245)
Stock option transactions	1,396	74,596
Excess tax benefits from stock-based compensation	1,057	13,425
Dividends paid	(55,823)	(50,866)
	------------	------------
Net cash provided by financing activities	370,545	9,769
	------------	------------
Effect of exchange rate changes on cash	(1,363)	3,406
	------------	------------
Decrease in cash and cash equivalents	(238,356)	(179,837)
Cash and cash equivalents at beginning of year	630,390	774,458
	------------	------------
Cash and cash equivalents at end of period	$392,034	594,621
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	------------------------------------
	June 28, 2009	June 29, 2008
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$22,838	24,555
Income taxes	$51,798	18,881

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	-------------------	------------------	-------------------	-------------------
Net earnings	$39,275	37,486	59,005	74,956
Other comprehensive earnings (loss)	(11,494)	(1,909)	(14,965)	5,175
	----------	----------	----------	----------
Total comprehensive earnings	$27,781	35,577	44,040	80,131
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of June 28, 2009 and June 29, 2008, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarterly and six month periods ended June 28, 2009 and June 29, 2008 are 13-week and 26-week periods, respectively.

The results of operations for the quarter and six months ended June 28, 2009 are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the year ended December 28, 2008 in its annual report on Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 28, 2008.

Substantially all of the Company's inventories consist of finished goods.

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

In May 2009, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted the provisions of SFAS No. 165 during the second quarter of 2009. The adoption did not have an impact on the Company’s statements of operations or statement of financial position. In accordance with the provisions of SFAS No. 165, the Company has evaluated all subsequent events that occurred through July 31, 2009, the date the financial statements were issued.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Net earnings per share data for the fiscal quarters and six months ended June 28, 2009 and June 29, 2008 were computed as follows:

	2009		2008
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 39,275	39,275	37,486	37,486
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	1,092	-	1,059
	------------	------------	------------	------------
Adjusted net earnings	$ 39,275	40,367	37,486	38,545
	=======	=======	=======	=======

Average shares outstanding	139,967	139,967	140,246	140,246
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,566
Options and other share-based awards	-	1,446	-	3,269
	------------	------------	------------	------------
Equivalent shares	139,967	152,979	140,246	155,081
	=======	=======	=======	=======

Net earnings per common share	$ 0.28	0.26	0.27	0.25
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2009		2008
	-----------------		-----------------
Six Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 59,005	59,005	74,956	74,956
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	2,174	-	2,118
	------------	------------	------------	------------
Adjusted net earnings	$ 59,005	61,179	74,956	77,074
	=======	=======	=======	=======

Average shares outstanding	140,007	140,007	141,311	141,311
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,566
Options and other share-based awards	-	1,395	-	2,818
	------------	------------	------------	------------
Equivalent shares	140,007	152,968	141,311	155,695
	=======	=======	=======	=======

Net earnings per common share	$ 0.42	0.40	0.53	0.50
	=======	=======	=======	=======

For the quarters and six-month periods ended June 28, 2009 and June 29, 2008, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion.

For the quarters ended June 28, 2009 and June 29, 2008, options to acquire shares totaling 7,890 and 2,124, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six-month periods ended June 28, 2009 and June 29, 2008, 6,713 and 4,446 options to acquire shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other comprehensive earnings for the quarters and six months ended June 28, 2009 and June 29, 2008 consist of the following:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	---------	---------	---------	---------
Foreign currency translation adjustments	$27,617	5,116	11,539	24,664
Changes in value of available-for-sale securities, net of tax	1,655	(1,041)	849	(1,941)
Change in unrecognized pension and postretirement amounts, net of tax	-	-	(571)	-
Gain (loss) on cash flow hedging activities, net of tax	(34,917)	(7,913)	(11,984)	(22,373)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(5,849)	1,929	(14,798)	4,825
	----------	----------	----------	----------
Other comprehensive (loss) earnings	$(11,494)	(1,909)	(14,965)	5,175
	======	======	======	======

At June 28, 2009, the Company had recorded deferred gains on hedging instruments, net of tax, of $36,731 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain anticipated inventory purchases and other cross-border transactions through 2011. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the amount included in AOCE at June 28, 2009, the Company expects approximately $14,700 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

(4) During the second quarter of 2009, the Company entered into an agreement to form a joint venture with Discovery Communications (“Discovery”) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. The transaction closed in May 2009 with the Company’s purchase of a 50% interest in the joint venture, DHJV Company LLC (“DHJV”), which owns the DISCOVERY KIDS network in the United States.  The Company purchased its 50% share in DHJV for a payment of $300,000 and certain future payments based on the value of certain tax benefits expected to be received by the Company.  The present value of the expected future payments totals approximately $68,800 and has been recorded as a non-current liability and a component of the Company’s  investment in the joint venture.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Voting control of the joint venture is shared 50/50 between the Company and Discovery.  However, the Company believes that the joint venture qualifies as a variable interest entity pursuant to Financial Accounting Standard Board (“FASB”) Interpretation No 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, and that it qualifies as the primary beneficiary, which would result in the Company consolidating the joint venture.  In June 2009, the FASB revised the accounting guidance related to variable interest entity consolidation through the issuance of Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No 46 R” (“SFAS 167”), which is effective for the Company at the beginning of fiscal 2010.  Under SFAS 167, the Company has determined that it does not meet the control requirements to consolidate the joint venture, and would be required to deconsolidate DHJV and utilize the equity method to account for its investment at the adoption date.  The Company has elected to use the equity method in 2009 for financial statement presentation of the joint venture as it has determined that the difference between using consolidation and the equity method in 2009 is not material to the overall presentation of the financial statements.  Additionally, there is no impact on net earnings or earnings per share.  The Company’s share in the earnings of the joint venture for the period from the closing of May 22, 2009 through the end of the second quarter totaled $1,014 of income and is included as a component of other (income) expense in the accompanying consolidated statement of operations.

The Company has entered into a license agreement with the joint venture that will require the payment of royalties by the Company to the joint venture based on a percentage of revenue derived from products related to television shows broadcast by the joint venture.  The license agreement includes a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over a 10-year period.  The Company and the joint venture are also parties to an agreement under which the Company will provide the joint venture with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property.  In the event the joint venture licenses the programming from the Company to air on the network, the joint venture is required to pay the Company a license fee.

The assets of the joint venture at inception consist of goodwill and intangibles.  Intangible assets are primarily comprised of cable affiliate relationships, which are being amortized on a straight line basis over 30 years, and programming costs, which are being amortized over 4 years on an accelerated basis.  Based on the preliminary results of a valuation of the intangible assets of the joint venture, Hasbro’s share of the assets underlying its investment total $143,450 of goodwill, $211,850 of cable affiliate relationships, $12,400 of programming costs, and $1,100 of other intangibles. Amortization of the intangible assets is recorded in the results of the joint venture and, accordingly, the Company’s share is included in its share of the joint venture earnings which is a component of other (income) expense. The Company expects the valuation to be completed during the third quarter of 2009 and does not expect any material changes.  As of June 28, 2009, the Company’s interest in the joint venture totaled $369,850 and is a component of other assets.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(5) In May 2009 the Company amended its license agreement with Lucas Licensing, Ltd. (“Lucas”) related to the STAR WARS brand. The amendment included the extension of the term of the license for an additional two years, from the end of 2018 to the end of 2020. In connection with the extension of the license rights, $45,000 was recorded as an intangible asset during the second quarter of 2009, and will be amortized over the term of the extension. The amendment also provided for the settlement of certain royalty audit issues, primarily related to contractual interpretations associated with the computation of royalties dating back to 1999, and the clarification of certain terms and interpretations of the agreement on a prospective basis through the end of the term, including the scope of licensed rights to future developed properties by Lucas.

(6) Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short-term borrowings, accounts payable and accrued liabilities. At June 28, 2009, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at June 28, 2009 also include certain assets and liabilities measured at fair value (see Notes 8 and 10) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of June 28, 2009 are as follows:

	Carrying Cost	Fair Value
	-------	------
6.125% Notes Due 2014	$ 425,000	435,583
6.30% Notes Due 2017	350,000	340,970
2.75% Convertible Debentures Due 2021	249,828	303,766
6.60% Debentures Due 2028	109,895	95,378
	-------------	-----------
Total long-term debt	$1,134,723	1,175,697
	=======	======

The fair value of the convertible debt is based on an average of the prices of trades occurring around the balance sheet date. The fair value of the Company’s other long-term borrowings is measured using a combination of broker quotations when available and discounted future cash flows.

In May 2009 the Company issued $425,000 of Notes that are due in 2014 (the "Notes"). The Notes bear interest at a rate of 6.125%, which may be adjusted upward in the event that the Company's credit rating from Moody's Investor Services, Inc., Standard & Poor's Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. On the date the Notes were issued, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(7) The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local tax authorities as well as international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2003.

The U.S. Internal Revenue Service is performing an examination related to the 2004 and 2005 U.S. federal income tax returns. The Company is also under income tax examination in Mexico and in several other U.S. state and foreign jurisdictions. The ultimate resolution of the U.S. and Mexican examinations, as well as other matters that may be resolved in the next twelve months, is not yet determinable. In connection with the Mexican examinations for the years 2000 to 2003, the Company has received tax assessments related to transfer pricing which the Company is vigorously defending. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions which may be taken by the Mexican tax authorities in future periods. However, in order to continue the process of defending its position, the Company was required to guarantee the amount of the outstanding assessments, as is usual and customary in Mexico in these matters. Accordingly, as of June 28, 2009, bonds totaling $98,444 have been provided to the Mexican government, allowing the Company to defend its position.

(8) The Company measures certain assets at fair value in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). The SFAS No. 157 fair value hierarchy consists of three levels: Level 1 fair values are based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. SFAS No. 157 was not required to be adopted for certain non-financial assets and liabilities until the first day of fiscal 2009. The Company adopted the remaining provisions of SFAS No. 157 for non-financial assets in the first quarter of 2009. The adoption of these provisions did not have an impact on the Company’s statements of operations or statement of financial position.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At June 28, 2009, the Company had the following assets measured at fair value in its consolidated balance sheet:

		Fair Value Measurements at June 28, 2009 Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
Available-for-sale securities	$ 6,305	42	6,263	-
Derivatives	50,694	-	41,733	8,961
	--------	-------	---------	-------
Total	$ 56,999	42	47,996	8,961
	=====	====	======	====

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. The Company’s derivatives are measured using inputs that are observable indirectly through corroboration with readily available market data, in this case foreign exchange rates. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The remaining derivative securities consist of warrants to purchase common stock. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the first six months of 2009.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3):

Balance at December 28, 2008	$4,591
Gain from increase in fair value	1,377
Warrant modification	2,993
--------
Balance at June 28, 2009	$8,961
=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In the second quarter of 2009, certain warrants held by the Company were modified in connection with the amendment of an existing license agreement. The fair value of the modification was recorded as deferred revenue and is being amortized to revenue over the term of the amended license agreement.

(9) The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Substantially all United States employees are covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees are based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. Effective at the end of December 2007, the Company froze pension benefits being accrued for its non-union employees in the United States. Pension coverage for employees of Hasbro's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans.

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and six months ended June 28, 2009 and June 29, 2008 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	-------	-------	-------	-------
Service cost	$1,068	1,217	157	143
Interest cost	5,343	5,417	476	516
Expected return on assets	(5,413)	(7,059)	-	-
Net amortization and deferrals	1,423	376	2	29
Curtailment loss	-	1,200	-	-
	--------	--------	--------	--------
Net periodic benefit cost	$2,421	1,151	635	688
	=====	=====	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Six Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	-------	-------	-------	-------
Service cost	$2,099	2,432	313	285
Interest cost	10,629	10,834	952	1,033
Expected return on assets	(10,788)	(14,117)	-	-
Net amortization and deferrals	2,834	751	5	58
Curtailment loss	-	1,200	-	-
	--------	--------	--------	--------
Net periodic benefit cost	$4,774	1,100	1,270	1,376
	=====	=====	=====	=====

During the first two quarters of fiscal 2009, the Company made cash contributions to its defined benefit pension plans of approximately $12,000 in the aggregate. The Company expects to contribute approximately $5,100 during the remainder of fiscal 2009.

(10) In March 2008 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which requires enhanced disclosures related to derivative instruments and hedging activities. The Company adopted the provisions of SFAS 161 during the first quarter of 2009.

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes. The Company also has warrants to purchase common stock that qualify as derivatives. For additional information related to these warrants see Note 8.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At June 28, 2009, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

Hedged Transaction	Notional Amount	Fair Value
--------------------------------	---------------------	---------------
Inventory Purchases	$ 477,969	28,963
Intercompany Royalty Transactions	186,610	11,842
Other	12,568	1,136
	------------	------------
Total	$ 677,147	41,941
	=======	=======

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at June 28, 2009 as follows:

Prepaid expenses and other current assets
-------------------------------------------------------------
Unrealized Gains	$ 21,991
Unrealized Losses	(4,856)
------------
Net Unrealized Gain	17,135
------------
Other Assets
---------------------
Unrealized Gains	24,877
Unrealized Losses	(71)
------------
Net Unrealized Gain	24,806
------------
Total	$41,941
=======

During the quarter and six months ended June 28, 2009, the Company reclassified net gains from other comprehensive earnings to net earnings of $6,483 and $16,628, respectively. Of the amount reclassified during the quarter ended June 28, 2009, $5,565 was reclassified to cost of sales and $918 was reclassified to royalty expense. During the six month period ended June 28, 2009, $13,657 was reclassified to cost of sales and $2,971 was reclassified to royalty expense. There were no reclassifications to earnings as a result of hedge ineffectiveness in the first six months of 2009.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  As of June 28, 2009, the total notional amount of the Company’s undesignated derivative instruments was $67,384.

At June 28, 2009, the fair values of the Company’s undesignated derivative financial instruments are recorded in prepaid expenses and other current assets in the consolidated balance sheet as follows:

Unrealized Gains	$ 466
Unrealized Losses	(674)
---------
Net Unrealized Loss	$ (208)
=====

The Company recorded net gains of $2,440 and $2,038 on these instruments to other (income) expense, net for the quarter and six months ended June 28, 2009, respectively, relating to the change in fair value of such derivatives, substantially offsetting losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company’s derivative financial instruments see Notes 3 and 8.

(11) Hasbro is a worldwide leader in children’s and family leisure time products and services, including toys, games and licensed products ranging from traditional to high-tech and digital. In the second quarter of 2009 the Company changed the name of the Other segment to Entertainment and Licensing. The Company’s segments now are (i) U.S. and Canada; (ii) International; (iii) Global Operations; and (iv) Entertainment and Licensing.

The U.S. and Canada segment includes the development, marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, DVD-based games and trading card and role-playing games within the United States and Canada. Within the International segment, the Company develops, markets and sells both toy and certain game products in markets outside of the U.S. and Canada, primarily the European, Asia Pacific, and Latin and South American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the Company’s U.S. and Canada and International segments. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations.

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

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2009, nor were those of the comparable 2008 periods representative of those actually experienced for the full year 2008. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters and six months ended June 28, 2009 and June 29, 2008 are as follows.

	Quarter Ended
	------------------
	June 28, 2009		June 29, 2008
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$490,877	2,721	467,663	3,757
International	276,231	33	293,688	-
Entertainment and Licensing	24,153	-	21,305	-
Global Operations (a)	941	340,395	1,630	351,184
Corporate and Eliminations	-	(343,149)	-	(354,941)
	------------	------------	------------	------------
	$792,202	-	784,286	-
	=======	=======	=======	=======

	Six Months Ended
	------------------
	June 28, 2009		June 29, 2008
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$895,379	5,182	896,185	8,047
International	465,423	49	541,943	196
Entertainment and Licensing	51,386	-	47,591	-
Global Operations (a)	1,354	559,742	2,787	600,647
Corporate and Eliminations	-	(564,973)	-	(608,890)
	------------	------------	------------	------------
	$1,413,542	-	1,488,506	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Six Months Ended --------------------------
Operating profit (loss)	June 28, 2009 -------	June 29, 2008 -------	June 28, 2009 -------	June 29, 2008 -------
U.S. and Canada	$56,318	43,693	97,868	81,004
International	16,450	13,978	1,979	27,005
Entertainment and Licensing	2,939	8,031	16,566	20,424
Global Operations (a)	780	6,076	(4,663)	6,346
Corporate and Eliminations (b)	(3,414)	(6,269)	2,540	(8,017)
	-----------	-----------	------------	------------
	$73,073	65,509	114,290	126,762
	======	======	======	======

Total assets	June 28, 2009 -------------	June 29, 2008 -------------
U.S. and Canada	$3,788,538	3,286,806
International	1,296,762	1,158,196
Entertainment and Licensing	291,151	233,772
Global Operations	1,390,817	1,319,888
Corporate and Eliminations (b)	(3,289,092)	(2,793,351)
	--------------	--------------
	$3,478,176	3,205,311
	========	========

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. For application of SFAS No. 142, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any difference between actual and budgeted amounts is reflected in the Corporate segment. As of June 28, 2009, the investment in the Discovery joint venture is included in the assets of the Corporate segment.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and six months ended June 28, 2009 and June 29, 2008. Certain 2008 amounts have been reclassified to conform to the current period presentation.

	Quarter Ended		Six Months Ended
	June 28, 2009 ---------	June 29, 2008 ---------	June 28, 2009 ---------	June 29, 2008 ---------
Boys	$363,751	306,480	592,815	573,659
Games and puzzles	214,146	257,019	427,233	466,687
Girls	133,877	128,485	245,000	277,779
Preschool	78,537	80,585	145,290	147,162
Other	1,891	11,717	3,204	23,219
	------------	------------	--------------	--------------
Net revenues	$792,202	784,286	1,413,542	1,488,506
	=======	=======	========	========

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company’s product plans, anticipated product performance, business opportunities and strategies, financial goals and expectations for achieving the Company’s financial goals and other objectives. See Item 1A, in Part II of this report, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

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

The Company's business is primarily separated into three principal business segments, U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American marketing operations, including Mexico. During the second quarter, the Company changed the name of its’ Other segment to Entertainment and Licensing. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations. In addition to these three primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing and entertainment experiences presented for consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet. The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE, NERF and TONKA, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. During the first six months of 2009 the Company had significant sales of core brand products, namely TRANSFORMERS, LITTLEST PET SHOP, NERF, G.I. JOE, PLAYSKOOL, PLAY-DOH, MONOPOLY and MAGIC: THE GATHERING. The Company’s strategy of reimagining, reinventing and reigniting its brands has proved instrumental to achieving its overall growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. As an example of this, in June of 2009, the TRANSFORMERS: REVENGE OF THE FALLEN motion picture was released as a sequel to the 2007 motion picture TRANSFORMERS. The Company developed and marketed product lines based on these motion pictures. As a result of pairing this core brand with motion picture entertainment, both the movie and the product line benefited. The Company expects to continue this strategy and anticipates increased revenues from G.I. JOE products as a result of the theatrical release of the G.I. JOE: THE RISE OF COBRA motion picture in August 2009. In addition, the Company has entered into a six-year strategic relationship with Universal Pictures to produce at least four motion pictures based on certain of Hasbro’s core brands. The first movie is expected to be released in 2011, followed by anticipated releases of at least one movie per year thereafter. As part of its strategy, in addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands and broaden the ability of consumers to experience its brands.

In April 2009 the Company announced the entry into an agreement to form a joint venture with Discovery Communications (‘Discovery”) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming.  The transaction closed in May 2009.  Programming on the network will include content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties.  The Company expects the rebranded network to debut in late fall of 2010 and believes that it will reach approximately 60 million homes in the U.S. at that time, with programming targeted to children 14 years of age and under.  The Company believes that this effort will support its strategy of growing its core brands well beyond traditional toys and games – into brands which consistently provide immersive entertainment experiences for consumers of all ages in any form or format.  In connection with this transaction, the Company will commence the start-up of an internal creative group that will be responsible for the creation and development of television programming based on Hasbro’s

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

brands. The Company expects to incur a certain level of investment spending leading up to the debut of the rebranded channel.

While the Company believes it has achieved a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. In 2008 and 2007, the Company had significant sales of products related to the Company’s license with Marvel Characters B.V. (“Marvel”), primarily due to the theatrical releases of IRON MAN in May 2008, THE INCREDIBLE HULK in June 2008 and SPIDER-MAN 3 in May 2007. In addition, the Company had significant sales in 2008 of products related to the movie release of STAR WARS: CLONE WARS in August 2008 as well as sales from the movie release of INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL in May 2008. During the remainder of 2009 the Company expects to continue to have a high level of revenues from products related to television programming based on SPIDER-MAN and STAR WARS.

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

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, the Company entered into a multi-year strategic agreement with Electronic Arts Inc. (“EA”). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, G.I. JOE and LITTLEST PET SHOP. A number of products under this agreement have been released in 2008 and the first half of 2009 and the line will continue to be updated and expanded during the remainder of 2009.

While the Company remains committed to investing in the growth of its business, it also continues to be focused on reducing fixed costs through efficiencies and on profit improvement. Over the last 6 years the Company has improved its full year operating margin from 7.8% in 2002 to 12.3% in 2008. The Company reviews its operations on an ongoing basis and seeks to reduce the cost structure of its underlying business and promote efficiency. The Company is also investing to grow its business in emerging markets. In 2008 the Company expanded its operations in China, Brazil, Russia, Korea and the Czech Republic. In addition, the Company is seeking to grow its business in entertainment and digital gaming, and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms of media. In addition to the Discovery joint venture discussed above, other examples of this would include the acquisition of Cranium, Inc., a developer and

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

marketer of CRANIUM branded games and related products, in 2008. In addition, in the second quarter of 2008, the Company acquired the rights to TRIVIAL PURSUIT, a brand which the Company had previously licensed on a long-term basis. Ownership of the rights will allow the Company to further leverage the brand in different media.

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last four years, the Company’s Board of Directors (the “Board”) has adopted four share repurchase authorizations with a cumulative authorized repurchase amount of $1,700,000. After fully exhausting the prior three authorizations, the fourth authorization was approved on February 7, 2008 for $500,000. During the first six months of 2009, there were no repurchases of common stock under these authorizations. For the years ended 2008, 2007 and 2006, the Company spent $357,589, $587,004 and $456,744, respectively, to repurchase 11,736, 20,795 and 22,767 shares, respectively, in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions and the Company’s other uses of cash. At June 28, 2009, the Company had $252,364 remaining under the February 2008 authorization.

During the first half of 2009, the Company has been operating in an environment of both a stronger U.S. dollar relative to foreign currencies as well as weakened overall economic conditions compared to 2008. Accordingly, the Company has sought to mitigate the impact of these conditions by instituting a variety of cost control initiatives, including salary freezes, limitations on new hires, and an effort to reduce its overall SKU count. As of June 28, 2009 the Company had $392,034 in cash and cash equivalents and had available capacity, if needed, under its revolving credit agreement. In connection with the announcement of a joint venture agreement with Discovery in April 2009, the Company made a $300,000 investment to purchase its 50% share of the joint venture. The Company funded its investment through the issuance of debt with a principal amount of $425,000 in May 2009. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit, accounts receivable securitization program and other borrowing facilities are adequate to meet its working capital needs for the remainder of 2009 and 2010.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and six months ended June 28, 2009 and June 29, 2008.

	Quarter		Six Months
	2009	2008	2009	2008
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.3	39.3	39.9	38.9
	------------	------------	------------	------------
Gross profit	59.7	60.7	60.1	61.1
Amortization	2.4	2.6	2.7	2.6
Royalties	9.3	8.7	9.1	8.5
Research and product development	5.5	5.8	5.7	5.9
Advertising	10.3	11.0	10.2	11.0
Selling, distribution and administration	23.0	24.2	24.3	24.6
	------------	------------	------------	------------
Operating profit	9.2	8.4	8.1	8.5
Interest expense	2.2	1.6	1.9	1.6
Interest income	(0.1)	(0.5)	(0.1)	(0.8)
Other (income) expense, net	(0.1)	0.2	0.3	0.3
	------------	------------	------------	------------
Earnings before income taxes	7.2	7.1	6.0	7.4
Income taxes	2.2	2.3	1.8	2.4
	------------	------------	------------	------------
Net earnings	5.0%	4.8%	4.2%	5.0%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The quarters and six months ended June 28, 2009 and June 29, 2008 were 13-week and 26-week periods, respectively. Net earnings for the quarter and six months ended June 28, 2009 were $39,275 and $59,005, respectively, compared with net earnings of $37,486 and $74,956 for the respective periods of 2008. Basic earnings per share for the quarter and six months ended June 28, 2009 were $0.28 and $0.42 compared to basic earnings per share of $0.27 and $0.53 for the respective periods of 2008.  Diluted earnings per share were $0.26 and $0.40 for the quarter and six months ended June 28, 2009, compared with diluted earnings per share of $0.25 and $0.50 for the respective periods in 2008. Net earnings for both the quarter and six-month periods in 2009 include dilution from the Company’s investment in the joint venture with Discovery and its’ issuance of $425,000 of long-term debt, both of which closed in May 2009.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended June 28, 2009 increased 1% to $792,202 compared to $784,286 for the quarter ended June 29, 2008. For the six months ended June 28, 2009, consolidated net revenues were $1,413,542 compared to $1,488,506 for the six months ended June 29, 2008, a decrease of 5%. Consolidated net revenues were negatively impacted by foreign currency translation in the amount of approximately $44,500 and $84,700 for the quarter and six months ended June 28, 2009, respectively, as the result of the stronger U.S. dollar in 2009. Operating profit for the quarter ended June 28, 2009 was $73,073 compared to $65,509 for the quarter ended June 29, 2008. Operating profit for the 2009 six-month period was $114,290 compared to an operating profit of $126,762 for the six-month period of 2008.

Most of the Company's revenues and operating profit are derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters and six months ended June 28, 2009 and June 29, 2008.

	Quarter			Six Months
			%			%
	2009	2008	Change	2009	2008	Change
	----------	------------	----------	-------------	------------	----------
Net Revenues
U.S. and Canada segment	$490,877	467,663	5%	895,379	896,185	-%
International segment	276,231	293,688	-6%	465,423	541,943	-14%
Entertainment and Licensing segment	24,153	21,305	13%	51,386	47,591	8%

Operating Profit
U.S. and Canada segment	$ 56,318	43,693	29%	97,868	81,004	21%
International segment	16,450	13,978	18%	1,979	27,005	-93%
Entertainment and Licensing segment	2,939	8,031	-63%	16,566	20,424	-19%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended June 28, 2009 increased 5% to $490,877 from $467,663 for the quarter ended June 29, 2008. Net revenues for the six months ended June 28, 2009 were $895,379 compared to $896,185 for the six months ended June 29, 2008. For the quarter and six months ended June 28, 2009, U.S. and Canada segment net revenues were negatively impacted by currency translation of approximately $1,600 and $5,700, respectively, as the result of the stronger U.S. dollar in the first six months of 2009. Absent the effect of foreign exchange, the increase in the quarter and six months was driven by increased sales in the boys’ toys category, primarily as a result of increased sales of TRANSFORMERS and GI JOE products due to the theatrical release of TRANSFORMERS: REVENGE OF THE FALLEN in June 2009 and the anticipated release of GI JOE: THE RISE OF COBRA in August 2009. Net revenues in the boys’ toys categories also increased as a result of increased sales of NERF products. Increased sales in the boys’ toys category were partially offset by decreased sales of MARVEL, STAR WARS and INDIANA JONES products in both the quarter and six months. Revenues from the girls’ toys category increased for the

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

second quarter of 2009 but decreased for the six months ended June 28, 2009, primarily as a result of sales of LITTLEST PET SHOP products which increased in the quarter but decreased in the six months. Although revenues from LITTLEST PET SHOP products have decreased overall in the six months, this line increased in the second quarter and remained a significant contributor to U.S. and Canada segment net revenues in that period. Revenues from the games and puzzles category decreased in both the quarter and six month period primarily due to decreased sales of traditional board games, partially offset by increased revenues of MAGIC: THE GATHERING in the second quarter of 2009. Revenues in the preschool category decreased slightly in the quarter but increased overall for the six months. Increases in preschool net revenues were primarily the result of higher sales of PLAY-DOH and TONKA products. These increases were partially offset in the six months and more than offset in the quarter as a result of decreased sales of other products, primarily PLAYSKOOL. Revenues from sales of PLAYSKOOL products declined primarily as a result of decreased sales of the ROSE PETAL COTTAGE line which is no longer in the Company’s product line. Net revenues in the quarter and six months were also negatively impacted by decreased sales of TOOTH TUNES, which has also been discontinued in the Company’s product line.

U.S. and Canada segment operating profit increased to $56,318 for the quarter ended June 28, 2009 compared to $43,693 for the quarter ended June 29, 2008. For the six months ended June 28, 2009 operating profit increased to $97,868 from $81,004 for the six months ended June 29, 2008. The increase in operating profit for the quarter was primarily a result of increased gross profit due to the higher revenues discussed above. The increase in operating profit for the six months is primarily due to decreased selling, distribution and administration expenses which primarily reflect lower shipping and distribution costs.

INTERNATIONAL SEGMENT

International segment net revenues decreased by 6% to $276,231 for the quarter ended June 28, 2009 from $293,688 for the quarter ended June 29, 2008. Net revenues for the six months ended June 28, 2009 decreased 14% to $465,423 from $541,943 for the six months ended June 29, 2008. For the quarter and six months ended June 28, 2009, International segment net revenues were negatively impacted by currency translation of approximately $42,800 and $78,900, respectively, as the result of the stronger U.S. dollar in the first six months of 2009. Excluding the unfavorable impact of foreign exchange, International segment net revenues increased 9% in local currency for the second quarter of 2009 while revenues for the six month period of 2009 increased slightly. The increase in local currency net revenues for the quarter and six months was driven by increased sales of TRANSFORMERS products due to the theatrical release of TRANSFORMERS: REVENGE OF THE FALLEN in June 2009. Net revenues in the boys’ toys category increased for the quarter but decreased for the six month period. Increases in boys’ toys net revenues as a result of increased sales of TRANSFORMERS products were partially offset in the quarter and more than offset in the six months by lower revenues from MARVEL and INDIANA JONES products. Revenues in the games and puzzles category decreased in both the quarter and six month period as a result of decreased sales of board games. Net revenues in the quarter and six months were also negatively impacted by decreased revenues in the girls’ toys category, driven by decreased sales of MY LITTLE PONY and, to a lesser extent, FURREAL FRIENDS and BABY ALIVE. Net revenues in the preschool category decreased for the quarter and six months primarily as a result of decreased sales of PLAYSKOOL and IN THE NIGHT GARDEN products, partially offset by increased revenues from sales of PLAY-DOH.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

International segment operating profit increased to $16,450 for the quarter ended June 28, 2009 compared to $13,978 for the quarter ended June 29, 2008. For the six month period ended June 28, 2009 operating profit decreased to $1,979 from $27,005 in the comparable period of 2008. Absent the impact of foreign exchange, operating profit for the quarter increased by approximately $3,600 primarily as a result of the higher local currency revenues discussed above. Operating profit for the six month period decreased as a result of lower gross profit and increased operating expenses. In addition, operating profit for the six months ended June 29, 2008 was positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000.

ENTERTAINMENT AND LICENSING SEGMENT

During the second quarter of 2009, the Company changed the name of its Other segment to the Entertainment and Licensing segment.  This segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations.  The Entertainment and Licensing segment’s net revenues for the quarter ended June 28, 2009 increased 13% to $24,153 from $21,305 for the quarter ended June 29, 2008. Net revenues for the six months ended June 28, 2009 increased 8% to $51,386 from $47,591 for the six months ended June 29, 2008. The increase in both the quarter and six month period was primarily due to higher licensing revenues in the boys’ toys category, primarily relating to TRANSFORMERS, GI JOE and NERF. Revenues in the six month period were also positively impacted by increased revenues from digital gaming.

Entertainment and Licensing segment operating profit decreased to $2,939 for the quarter ended June 28, 2009 compared to $8,031 for the quarter ended June 29, 2008. For the six months ended June 28, 2009 operating profit decreased to $16,566 from $20,424 in the comparable period of 2008. Gross profit for the quarter and six months increased as a result of the higher revenues discussed above. The increases in gross profit were more than offset in the quarter and six months, primarily as a result of increased selling, distribution and administrative expenses which included approximately $7,200 in acquisition costs related to the Company’s investment in the joint venture with Discovery.  While the Discovery joint venture is a component of our television operations, the Company’s 50% share in the earnings from the joint venture are included in other (income) expense and therefore are not a component of operating profit of the segment.

GROSS PROFIT
-----------------------
The Company's gross profit margin decreased to 59.7% for the quarter ended June 28, 2009 from 60.7% for the quarter ended June 29, 2008 while gross profit margin for the six months ended June 28, 2009 decreased to 60.1% from 61.1% in the comparable period of 2008. The decrease in the quarter and six months was primarily due to a change in the mix of products sold in 2009 as compared to 2008.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and six-month periods ended June 28, 2009 and June 29, 2008.

	Quarter -----------		Six Months ------------------
	2009	2008	2009	2008
	-----------	-----------	------------	------------
Amortization	2.4%	2.6%	2.7%	2.6%
Royalties	9.3	8.7	9.1	8.5
Research and product development	5.5	5.8	5.7	5.9
Advertising	10.3	11.0	10.2	11.0
Selling, distribution and administration	23.0	24.2	24.3	24.6

Amortization expense decreased to $18,792, or 2.4% of net revenues in the second quarter of 2009 from $20,644 or 2.6% of net revenues in the second quarter of 2008. For the six months ended June 28, 2009, amortization expense was $38,679 or 2.7% of net revenues compared to $39,082 or 2.6% of net revenues in the six months ended June 29, 2008. The decrease for the quarter and six months primarily relates to decreased amortization of the product rights related to STAR WARS. The decrease in the six-month period is largely offset by increased amortization as the result of the purchase of the intellectual property rights related to Trivial Pursuit in the second quarter of 2008.

Royalty expense for the quarter ended June 28, 2009 increased to $73,826 or 9.3% of net revenues from $68,167 or 8.7% of net revenues for the quarter ended June 29, 2008. Royalty expense for the six months ended June 28, 2009 increased to $128,279 or 9.1% of net revenues from $126,589 or 8.5% of net revenues for the comparable period of 2008. The increase in the quarter and six-month period is primarily the result of increased sales of entertainment-driven products. Royalty expense in the six-month period ended June 28, 2009 also included costs associated with a royalty audit.

Research and product development expenses for the quarter ended June 28, 2009 were $43,529 or 5.5% of net revenues compared to $45,432 or 5.8% of net revenues for the quarter ended June 29, 2008. For the six months ended June 28, 2009, research and product development expense was $80,660 or 5.7% of net revenues compared to $87,202 or 5.9% of net revenues in the comparable period of 2008.

Advertising expense for the quarter ended June 28, 2009 decreased to $81,677, or 10.3% of net revenues compared to $86,234, or 11.0% of net revenues for the quarter ended June 29, 2008. For the six months ended June 28, 2009, advertising expense was $143,986, or 10.2% of net revenues compared to $163,217, or 11.0% of net revenues for the comparable period of 2008. In years in which the Company expects significant sales of products related to major motion picture releases, such as in 2009, advertising expense as a percentage of revenue is generally lower.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

For the quarter ended June 28, 2009, the Company's selling, distribution and administration expenses decreased to $181,853 or 23.0% of net revenues from $190,078 or 24.2% of net revenues for the quarter ended June 29, 2008. For the six months ended June 28, 2009, the Company’s selling, distribution and administration expenses decreased to $343,443 or 24.3% of net revenues from $366,271 or 24.6% of net revenues in the six months ended June 29, 2008. Absent the impact of foreign exchange, selling, distribution and administration expenses increased slightly in dollars for the quarter and six months ended June 28, 2009. Included in selling, distribution and administration expense for the quarter and six-month period ended June 28, 2009 were approximately $7,200 in acquisition costs related to the Company’s purchase of a 50% interest in the joint venture with Discovery. Selling, distribution and administration expenses for both the quarter and six-month periods were also impacted by lower shipping and distribution costs. In addition, selling, distribution and administration expenses for the six month period ended June 29, 2008 were positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the second quarter of 2009 increased to $17,503 from $12,950 in the second quarter of 2008. For the six months ended June 28, 2009 interest expense increased to $27,218 from $24,378 in 2008. Interest expense in the second quarter of 2009 includes approximately $7,300 in costs related to a short-term borrowing facility commitment the Company entered into in April 2009 in connection with the Company’s investment in the joint venture with Discovery and interest expense related to the issuance of $425,000 of Notes in May 2009. The proceeds from the issuance of Notes in May 2009 were primarily used to purchase a 50% interest in the joint venture with Discovery.

Interest income for the quarter ended June 28, 2009 was $739 compared to $4,432 for the quarter ended June 29, 2008. Interest income for the six months ended June 28, 2009 was $2,004 compared to $12,138 in 2008. The decrease in interest income for the quarter and six months was primarily the result of lower returns on invested cash as well as lower average invested cash balances.

Other (income) expense, net, was $(545) for the second quarter of 2009, compared to $1,706 for the second quarter of 2008. Other (income) expense, net for the six months ended June 28, 2009 was $3,635 compared to $3,567 in 2008. Other (income) expense, net, in both the quarter and six months ended June 28, 2009 includes the Company’s 50% share in the earnings of the joint venture with Discovery from the closing date of May 22, 2009 through the end of the second quarter, which totaled $1,014. The 2008 six month results included a gain on the sale of an investment of approximately $1,100.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

INCOME TAXES
-----------------------

Income tax expense totaled 30.9% of pretax earnings in the second quarter of 2009 compared with 32.2% in the second quarter of 2008. Both quarterly rates are impacted by certain discrete tax events, primarily the accrual of potential interest and penalties on uncertain tax positions.  Absent these items the second quarter 2009 effective tax rate would have been 29.7% compared with 31.3% for the second quarter 2008. The decrease in the adjusted rate to 29.7% from 31.3% primarily reflects the decision to indefinitely reinvest all of the 2009 international earnings outside the U.S.

The six months ended June 28, 2009 adjusted income tax rate of 29.5% compares to an adjusted 2008 full year income tax rate of 32.8%. The adjusted 2008 full year income tax rate excludes certain discrete events, including a benefit from the repatriation of certain foreign earnings, as well as the settlement of various tax examinations in multiple jurisdictions. The decrease in the 2009 adjusted six month income tax rate to 29.5% compared with the adjusted full year 2008 income tax rate of 32.8% is primarily due to the decision to indefinitely reinvest all of the 2009 international earnings outside the U.S.

OTHER INFORMATION

---------------------------------

Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business than the first half. Although the Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years when the Company has products related to one or more major motion picture releases that occur in the first half of the year. In 2009 the Company has or plans to offer products related to the mid-year major motion picture releases of TRANSFORMERS: REVENGE OF THE FALLEN, GI JOE: THE RISE OF COBRA and X-MEN ORIGINS: WOLVERINE. In 2008 the Company had products related to the mid-year major motion picture releases of IRONMAN, THE INCREDIBLE HULK and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our expected sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Unshipped orders at June 28, 2009 and June 29, 2008 were approximately $712,600 and $893,900, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures required by FSP 132(R)-1 will be applicable for the Company’s year-end 2009 financial statements.

In June 2009 the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, (“SFAS No. 166”), which seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, and requires such entities to be evaluated for consolidation in accordance with the applicable consolidation guidance. This statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 166 to have an impact on its consolidated balance sheet or results of operations.

In June 2009 the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, (“SFAS No. 167”), which amends FASB Interpretation No. 46 (revised December 2003) (FIN 46R). SFAS No. 167 amends FIN 46R to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. At June 28, 2009, the Company has an ownership interest in one variable interest entity, the joint venture with Discovery Communications. See the relevant discussion in Note 4 to the accompanying consolidated financial statements. Other than as discussed in Note 4, the Company does not expect the adoption of SFAS No. 167 to have a further impact on its consolidated balance sheet or results of operations.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2008 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. During the first six months of 2009, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for the remainder of 2009. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us. In May 2009 the Company issued $425,000 of Notes that are due in 2014 (the "Notes"). The Notes bear interest at a rate of 6.125%, which may be adjusted upward in the event that the Company's credit rating from Moody's Investor Services, Inc., Standard & Poor's Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. On the date the Notes were issued, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The proceeds from the issuance of the Notes were primarily used to purchase a 50% interest in the joint venture with Discovery for $300,000.

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

Net cash utilized by operating activities in the first six months of 2009 was $179,868 compared to net cash provided of $22,780 in the first six months of 2008. Net cash utilized in 2009 as compared to net cash provided in 2008 reflects decreased collections of accounts receivable and increased royalty payments, including a $50,000 guaranteed royalty payment to Marvel in the first quarter of 2009 related to the extension of the current agreement from the end of 2011 through the end of 2017.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Accounts receivable increased to $652,557 at June 28, 2009 from $562,502 at June 29, 2008. The accounts receivable balance at June 28, 2009 includes a decrease of approximately $42,500 as a result of the strengthening of the U.S. dollar. Accounts receivable increased primarily as a result of increased sales which occurred at the end of the first quarter for which the related collections did not occur until subsequent to June 28, 2009. Days sales outstanding were 74 days at June 28, 2009 compared to 65 days at June 29, 2008. The increase in days sales outstanding is primarily due to the increase in accounts receivable at June 28, 2009 as compared to June 29, 2008 as described above.

Inventories decreased to $346,814 at June 28, 2009 from $375,033 at June 29, 2008. The inventory balance at June 28, 2009 includes a decrease of approximately $30,600 as a result of the strengthening of the U.S. dollar. Absent the impact of foreign exchange, 2009 inventories were essentially flat with 2008.

Prepaid expenses and other current assets increased to $210,824 at June 28, 2009 compared to $187,200 at June 29, 2008. This increase is primarily a result of an increase in the value of the Company’s outstanding foreign currency contracts as a result of the strengthening of the U.S. dollar. At June 29, 2008, the Company’s foreign currency forward contracts were in a loss position and were recorded as a liability at fair value on the consolidated balance sheet. At June 28, 2009, the Company’s foreign currency contracts were in a gain position and, accordingly, are recorded at fair value as an asset on the consolidated balance sheet. The overall increase in prepaid expenses and other current assets is partially offset by a decrease in the current portion of the Marvel royalty advance as well as the utilization of the remainder of the Lucas prepaid royalty advance, which occurred during the third quarter of 2008. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. At June 28, 2009, the Company had prepaid royalties related to the Marvel license in both current and non-current assets. Each reporting period, the Company reflects as current prepaid expense the amount of royalties it expects to recognize in the statement of operations in the upcoming twelve months.

Accounts payable and accrued expenses decreased to $600,765 at June 28, 2009 from $610,994 at June 29, 2008. The accounts payable and accrued expenses balance includes a decrease of approximately $34,600 as a result of the strengthening of the U.S. dollar. Absent the impact of foreign exchange, accounts payable and accrued expenses increased approximately $24,400. Increases in accounts payable and accrued expenses include higher accrued royalties, primarily resulting from the utilization of the remainder of the Lucas prepaid royalty advance in the third quarter of 2008 and increased sales of TRANSFORMERS products, as well as higher accruals related to employee benefit plans.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Collectively, property, plant and equipment and other assets at June 28, 2009 increased $389,992 from June 29, 2008. The overall increase is primarily due to an increase in other assets, primarily resulting from the Company’s investment in a 50% interest in the joint venture with Discovery in the second quarter of 2009. The components of this investment at June 28, 2009 include a cash payment of $300,000, the present value of future payments based on the value of certain tax benefits expected to be received by the Company of approximately $68,800 and the Company’s share of the net earnings of the joint venture from the closing through the end of the second quarter of 2009. In addition, the increase in other assets reflects an increase in the value of the Company’s outstanding foreign currency contracts as a result of the strengthening of the U.S. dollar and an increase in long-term prepaid royalty advances as a result of a $50,000 guaranteed royalty payment to Marvel in the first quarter of 2009. These increases were partially offset by a decrease in long-term pension plan assets. In 2008, the Company’s U.S. pension plans’ assets exceeded the estimated pension obligation and, as such, an asset was recognized on the consolidated balance sheet at June 29, 2008. In 2009, as a result of the decrease in the market value of the plans’ assets due to the overall market decline, the estimated pension obligation exceeds the value of the plans’ assets and accordingly a liability has been recognized in the consolidated balance sheet at June 28, 2009. The increases in intangible assets in the second quarter of 2009, including $45,000 related to the extension of the term of the license agreement related to the STAR WARS brand, and approximately $26,300 related to the acquisition of certain other intellectual properties, were more than offset by amortization expense over the last twelve months.

At June 28, 2009, cash and cash equivalents, net of short-term borrowings, were $380,076 compared to $401,680 at June 29, 2008. The decrease over the last twelve months reflects the $300,000 investment in the joint venture with Discovery, $150,000 to repurchase shares of the Company’s common stock, dividends paid of approximately $112,000, the repayment of $135,092 of long-term debt in July 2008, and an aggregate of $95,000 related to the extensions of the Company’s license agreements with both Marvel and STAR WARS. The overall decrease in cash and cash equivalents was partially offset by increased cash as the result of the issuance of $425,000 of long-term notes in May 2009 and cash generated from operations.

Net cash utilized by investing activities was $427,670 in the first six months of 2009 compared to $215,792 in the first six months of 2008. The 2009 utilization includes the Company’s $300,000 payment to Discovery for its 50% interest in the joint venture, a payment of $45,000 to Lucas to extend the term of the license agreement related to the STAR WARS brand and approximately $26,300 used to acquire certain other intellectual properties. The 2008 cash utilization includes the Company’s purchase of intellectual property rights related to the Trivial Pursuit brand for a total cost of $80,800 in the second quarter of fiscal 2008 as well as $65,153 in cash, net of cash acquired, used to acquire Cranium, Inc. in January 2008. Additions to property, plant and equipment were $51,538 in 2009 compared to $55,177 in 2008.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net cash provided by financing activities was $370,545 in the first six months of 2009 compared to $9,769 in the first six months of 2008. The 2009 cash provided reflects net proceeds of $421,309 from the issuance of long-term notes in May 2009. The 2008 cash provided is net of cash payments related to purchases of the Company’s common stock of $210,245. There were no repurchases of the Company’s common stock in the first six months of 2009. Proceeds from short-term borrowings decreased to $2,606 in 2009 from $182,859 in 2008 reflecting higher short-term borrowings in 2008 to fund repurchases of the Company’s common stock and the acquisition of Cranium. Proceeds from stock option transactions decreased to $1,396 in the first six months of 2009 compared to $74,596 in the first six months of 2008 reflecting lower stock option exercises attributed to the overall lower Company stock price during the first six months of 2009 compared to the first six months of 2008. Dividends paid increased to $55,823 in 2009 from $50,866 in 2008. In February 2008 the Company’s Board of Directors authorized the repurchase of an additional $500,000 of the Company’s common stock after three previous authorizations dated May 2005, July 2006 and August 2007 with a cumulative authorized repurchase amount of $1,200,000 were fully utilized. At June 28, 2009, the Company had $252,364 remaining available under the February 2008 authorization.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, subject to lender agreement, up to a total committed facility of $500,000. The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended June 28, 2009. The Company had no borrowings outstanding under its committed revolving credit facility at June 28, 2009; however, the Company had letters of credit outstanding under this facility of approximately $1,400 at June 28, 2009.  Amounts available and unused under the committed line at June 28, 2009 were approximately $298,600. The Company also has other uncommitted lines from various banks, of which approximately $34,900 was utilized at June 28, 2009. Of the amount utilized under the uncommitted lines, approximately $12,000 and $22,900 represent outstanding borrowings and letters of credit, respectively.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with an additional source of working capital. Based on the amount of eligible accounts receivable as of June 28, 2009, the Company had availability under this program to sell approximately $163,000, of which approximately $85,100 was utilized.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has principal amounts of long-term debt at June 28, 2009 of $1,134,723 due at varying times from 2014 through 2028. The Company also had letters of credit and other similar instruments of approximately $122,800 and purchase commitments of $439,381 outstanding at June 28, 2009. Letters of credit and similar instruments include $98,444 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

In February 2009, the Company entered into an agreement with Marvel that resulted in the extension of the current license agreement from the end of 2011 through the end of 2017. The extended agreement includes an additional $100,000 in minimum guaranteed royalties, with the potential for up to an additional $140,000 in guaranteed royalties contingent upon the release by Marvel of certain MARVEL character-based theatrical releases that meet certain defined criteria. In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may range from $4,500 to $6,900 per year during the period 2010 to 2013, and approximately $114,600 occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture. Other contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 28, 2008, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report, including the issuance of $425,000 of long-term notes in May 2009 and the minimum royalty guarantee included in the agreement with the Discovery joint venture.

The table detailed in the Company’s annual report on Form 10-K does not include certain tax liabilities recorded in accordance with FASB Interpretation No. 48 because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments related to these liabilities. These liabilities were $96,004 and $71,991 at June 28, 2009 and June 29, 2008, respectively, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

In April 2009, the Company announced the entry into an agreement to form a joint venture with Discovery to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming.  The transaction closed in May 2009. Upon closing of the transaction, the Company purchased a 50% interest in the joint venture, which owns the DISCOVERY KIDS network in the United States. The Company purchased the 50% interest in the joint venture from Discovery for an upfront payment of $300,000 and certain future payments based on the value of certain tax benefits received by the Company.  The Company has entered into a license agreement with the joint venture which requires the payment of royalties by the Company to the joint venture based on a percentage of revenue derived from products related to television shows broadcast by the venture.  The license agreement includes a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over a 10-year period. The Company and the joint venture are also parties to an agreement under which the Company will provide the joint venture with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In May 2009, the Company amended its license agreement with Lucas Licensing, Ltd. (“Lucas”) related to the STAR WARS brand.  The amendment included the extension of the term of the license for an additional two years, from the end of 2018 to the end of 2020. The fair value of the extension of the license rights, totaling $45,000, was paid to Lucas and recorded as an intangible asset during the second quarter of 2009, and will be amortized over the term of the extension. The amendment also provided for a $30,000 payment related to the settlement of certain royalty audit issues, primarily related to contractual interpretations associated with the computation of royalties dating back to 1999, and the clarification of certain terms and interpretations of the agreement on a prospective basis through the end of the term, including the scope of licensed rights to future developed properties by Lucas. This amount was paid during the second quarter of 2009.

At June 28, 2009, the Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company's common stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company's common stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2008 and March 31, 2009, this conversion feature was met and the debentures were convertible during the first six months of 2009. There were no debentures converted during the first six months of 2009. At June 28, 2009, this contingent feature was met again and the debentures will be convertible through September 30, 2009, at which time the requirements of the conversion feature will be reevaluated. In addition, if the closing price of the Company's common stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. At certain times during the first quarter of 2009, based on the Company’s common stock price, the Company had the right to call the debentures under this provision. The Company did not have the right to call the debentures as of, and during the quarter ended, June 28, 2009. The Company believes a call would result in conversion by the holders of the debentures and issuance of the shares, thereby increasing the number of shares outstanding. Thus far, based on the Company’s targeted capital structure and the low cost of the debentures, when the debentures have been callable the Company has believed that it was more economically beneficial for it to not exercise its right to call the debentures. Currently, this economic benefit includes a lower cash cost of paying interest on the debentures than the Company would pay in dividends on the incremental number of shares that would be outstanding. The Company will continue to assess, at times when it is available, the desirability of exercising the call option in the future based on the then existing economic circumstances and the Company’s business objectives.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At June 28, 2009, these contracts had unrealized gains of $41,733, of which $16,927 are recorded in prepaid expenses and other current assets and $24,806 are recorded in other assets. Included in accumulated other comprehensive income at June 28, 2009 are deferred gains, net of tax, of $36,731.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 28, 2009. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 28, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001, 2002 and 2003. These tax assessments are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging these assessments. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge these outstanding tax assessments, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post a bond and accordingly, as of June 28, 2009, bonds totaling approximately $98.4 million (at June 28, 2009 exchange rates) have been posted related to the 2000, 2001, 2002 and 2003 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them.

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

•

greater than expected costs, or unexpected delays or difficulties, associated with the Company’s investment in its joint venture with Discovery Communications, LLC, the rebranding of the joint venture network and the creation of new programming content to appear on the network;

•

consumer interest in and acceptance of the joint venture network, the programming appearing on the network, products related to the network’s programming, and other factors impacting the financial performance of the joint venture;

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

There were no repurchases made by the Company in the first six months of 2009. At June 28, 2009, $252,364,317 remained available under the above authorization.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on May 21, 2009 (the “Annual Meeting”), the Company’s shareholders elected the following persons to the Board of Directors of the Company by the following votes: Basil L. Anderson (117,222,452 votes for, 3,005,017 votes withheld), Alan R. Batkin (117,878,811 votes for, 2,348,658 votes withheld), Frank J. Biondi, Jr. (115,335,445 votes for, 4,892,024 votes withheld), Kenneth A. Bronfin (114,197,840 votes for, 6,029,629 votes withheld), John M. Connors, Jr. (117,088,519 votes for, 3,138,950 votes withheld), Michael W.O. Garrett (118,874,219 votes for, 1,353,250 votes withheld), E. Gordon Gee (116,976,471 votes for, 3,250,998 votes withheld), Brian Goldner (119,415,288 votes for, 812,181 votes withheld), Jack M. Greenberg (117,426,704 votes for, 2,800,765 votes withheld), Alan G. Hassenfeld (119,319,422 votes for, 908,047 votes withheld), Tracy A. Leinbach (119,790,911 votes for, 436,558 votes withheld), Edward M. Philip (119,140,922 votes for, 1,086,547 votes withheld), Paula Stern (117,472,693 votes for, 2,754,776 votes withheld), and Alfred J. Verrecchia (118,473,185 votes for, 1,754,284 votes withheld).

At the Annual Meeting, the Company's shareholders approved amendments to the Restated 2003 Stock Incentive Performance Plan (the “2003 Plan”) by a vote of 84,896,141 votes for and 28,900,748 against, while 327,163 shares abstained and there were 6,103,417 broker non-votes. These amendments (i) increased the maximum number of total shares of stock that may be delivered pursuant to all awards under the 2003 Plan by 6,000,000 shares, (ii) reduced the total number of shares of stock that may be delivered pursuant to awards, other than stock options or stock appreciation rights, over the lifetime of the 2003 Plan to 4,090,000 shares, (iii) extended the expiration date of the 2003 Plan until December 31, 2013, (iv) eliminated references to being able to pay the exercise price of awards by delivery of a promissory note and (v) added a limitation that no cash dividends, or amounts in lieu of cash dividends, may be paid or accrued with respect to awards subject to outstanding performance criteria (other than time vesting criteria). These amendments are described in detail in the Company’s proxy statement filed for the Annual Meeting, and the description herein is qualified in its entirety by the description in the proxy statement.

At the Annual Meeting, the Company’s shareholders also approved the 2009 Senior Management Annual Performance Plan by a vote of 114,552,544 votes for and 5,304,080 against, while 370,845 shares abstained.

In addition, at the Annual Meeting, the Company’s shareholders approved the ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year by a vote of 116,186,298 votes for and 3,899,194 against, while 141,977 shares abstained.

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

Item 6. Exhibits (continued)
4.5

Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.6

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

10.1

DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.2	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix B to the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, File No. 1-6682.)

10.3

First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, File No. 1-6682.)

10.4	Hasbro, Inc. 2009 Senior Management Annual Performance Plan (Incorporated by reference to Appendix D to the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, File No. 1-6682.)

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended June 28, 2009.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: July 31, 2009	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 28, 2009

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

4.5

Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.6

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

10.1

DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.2	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix B to the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, File No. 1-6682.)

10.3

First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, File No. 1-6682.)

10.4	Hasbro, Inc. 2009 Senior Management Annual Performance Plan (Incorporated by reference to Appendix D to the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, File No. 1-6682.)

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended June 28, 2009.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.