Form 10-Q
period 2009-09-27
HASBRO INC
filed 2009-10-30
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 20, 2009 was 138,412,246.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 27,	Sept. 28,	Dec. 28,
Assets	2009	2008	2008
	---------	---------	---------
Current assets
Cash and cash equivalents	$297,358	356,512	630,390
Accounts receivable, less allowance
for doubtful accounts of $35,400,
$33,600 and $32,400	1,116,033	946,929	611,766
Inventories	399,917	461,601	300,463
Prepaid expenses and other current assets	178,597	177,576	171,387
	--------------	--------------	--------------
Total current assets	1,991,905	1,942,618	1,714,006

Property, plant and equipment, less accumulated
depreciation of $430,900, $416,200 and
$403,100	216,256	207,798	211,707
	--------------	--------------	--------------

Other assets
Goodwill	476,238	480,281	474,497
Other intangibles, less accumulated amortization
of $859,900, $783,100 and $799,500	580,373	588,185	568,412
Other	596,555	187,870	200,175
	--------------	--------------	--------------
Total other assets	1,653,166	1,256,336	1,243,084
	--------------	--------------	--------------

Total assets	$3,861,327	3,406,752	3,168,797
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 27,	Sept. 28,	Dec. 28,
Liabilities and Shareholders' Equity	2009	2008	2008
	---------	---------	---------
Current liabilities
Short-term borrowings	$33,062	232,648	7,586
Accounts payable	225,210	261,901	184,453
Accrued liabilities	628,843	610,856	607,853
	--------------	--------------	--------------
Total current liabilities	887,115	1,105,405	799,892

Long-term debt	1,134,723	709,723	709,723
Other liabilities	351,557	235,469	268,396
	--------------	--------------	--------------
Total liabilities	2,373,395	2,050,597	1,778,011
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	457,824	440,584	450,155
Retained earnings	2,582,267	2,390,924	2,456,650
Accumulated other comprehensive earnings	42,589	103,435	62,256
Treasury stock, at cost; 70,736,688 shares at
Sept. 27, 2009, 70,494,836 at Sept. 28, 2008
and 70,465,216 at December 28, 2008	(1,699,595)	(1,683,635)	(1,683,122)
	--------------	--------------	--------------
Total shareholders' equity	1,487,932	1,356,155	1,390,786
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,861,327	3,406,752	3,168,797
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
	-------------------	------------------	-------------------	-------------------
Net revenues	$1,279,221	1,301,961	2,692,763	2,790,467
Cost of sales	550,026	573,835	1,114,231	1,153,218
	------------	------------	------------	------------
Gross profit	729,195	728,126	1,578,532	1,637,249
	------------	------------	------------	------------
Expenses
Amortization	20,955	19,740	59,634	58,822
Royalties	99,725	83,747	228,004	210,336
Research and product development	43,870	49,993	124,530	137,195
Advertising	134,950	151,226	278,936	314,443
Selling, distribution and administration	198,986	207,495	542,429	573,766
	------------	------------	------------	------------
Total expenses	498,486	512,201	1,233,533	1,294,562
	------------	------------	------------	------------
Operating profit	230,709	215,925	344,999	342,687
	------------	------------	------------	------------
Nonoperating (income) expense
Interest expense	17,609	11,729	44,827	36,107
Interest income	(444)	(3,428)	(2,448)	(15,566)
Other (income) expense, net	(4,315)	6,104	(680)	9,671
	------------	------------	------------	------------
Total nonoperating expense, net	12,850	14,405	41,699	30,212
	------------	------------	------------	------------
Earnings before income taxes	217,859	201,520	303,300	312,475
Income taxes	67,497	63,291	93,933	99,290
	------------	------------	------------	------------
Net earnings	$150,362	138,229	209,367	213,185
	=======	=======	=======	=======

Net earnings per common share
Basic	$1.08	0.98	1.50	1.51
	=======	=======	=======	=======
Diluted	$0.99	0.89	1.39	1.39
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.20	0.20	0.60	0.60
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Nine Months Ended
	--------------------------------------
	Sept. 27, 2009	Sept. 28, 2008
	-------------------	------------------
Cash flows from operating activities
Net earnings	$209,367	213,185
Adjustments to reconcile net earnings to net cash
(utilized) provided by operating activities:
Depreciation of plant and equipment	71,004	64,560
Amortization	59,634	58,822
Deferred income taxes	5,069	7,760
Stock-based compensation	21,620	25,776
Change in operating assets and liabilities:
Increase in accounts receivable	(501,321)	(295,881)
Increase in inventories	(89,033)	(206,281)
Decrease in prepaid expenses and other current assets	14,702	51,513
Increase in accounts payable and accrued liabilities	59,289	107,915
Other, including long-term portion of royalty advances	(60,862)	(3,095)
	------------	------------
Net cash (utilized) provided by operating activities	(210,531)	24,274
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(73,711)	(84,907)
Investments and acquisitions, net of cash acquired	(371,482)	(154,757)
Purchases of short-term investments	(16,000)	(42,000)
Proceeds from sales of short-term investments	-	42,000
Other	(2,792)	(2,508)
	------------	------------
Net cash utilized by investing activities	(463,985)	(242,172)
	------------	------------
Cash flows from financing activities
Net proceeds from borrowings with original maturities of
more than three months	421,309	-
Repayments of borrowings with original maturities of
more than three months	-	(135,092)
Net proceeds from other short-term borrowings	24,072	222,925
Purchases of common stock	(27,097)	(352,867)
Stock option transactions	4,517	120,332
Excess tax benefits from stock-based compensation	1,387	24,685
Dividends paid	(83,804)	(79,216)
	------------	------------
Net cash provided (utilized) by financing activities	340,384	(199,233)
	------------	------------
Effect of exchange rate changes on cash	1,100	(815)
	------------	------------
Decrease in cash and cash equivalents	(333,032)	(417,946)
Cash and cash equivalents at beginning of year	630,390	774,458
	------------	------------
Cash and cash equivalents at end of period	$297,358	356,512
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	------------------------------------
	Sept. 27, 2009	Sept. 28, 2008
	-------------------	------------------
Supplemental information
Cash paid during the period for:
Interest	$37,703	45,346
Income taxes	$60,281	26,843

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
	-------------------	------------------	-------------------	-------------------
Net earnings	$150,362	138,229	209,367	213,185
Other comprehensive earnings (loss)	(4,702)	23,322	(19,667)	28,497
	----------	----------	----------	----------
Total comprehensive earnings	$145,660	161,551	189,700	241,682
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of September 27, 2009 and September 28, 2008, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarterly and nine month periods ended September 27, 2009 and September 28, 2008 are 13-week and 39-week periods, respectively.

The results of operations for the quarter and nine months ended September 27, 2009 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2008 periods representative of those actually experienced for the full year 2008.

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

In May 2009, the Financial Accounting Standard Board revised accounting standards to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These revised standards require the disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted the provisions of these revised standards during the second quarter of 2009. The adoption did not have an impact on the Company’s statements of operations or statement of financial position. The Company has evaluated all subsequent events that occurred through October 30, 2009, the date the financial statements were issued.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Net earnings per share data for the fiscal quarters and nine months ended September 27, 2009 and September 28, 2008 were computed as follows:

	2009		2008
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 150,362	150,362	138,229	138,229
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	1,076	-	1,059
	------------	------------	------------	------------
Adjusted net earnings	$ 150,362	151,438	138,229	139,288
	=======	=======	=======	=======

Average shares outstanding	139,814	139,814	141,567	141,567
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,566
Options and other share-based awards	-	1,541	-	3,047
	------------	------------	------------	------------
Equivalent shares	139,814	152,921	141,567	156,180
	=======	=======	=======	=======

Net earnings per common share	$ 1.08	0.99	0.98	0.89
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2009		2008
	-----------------		-----------------
Nine months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$209,367	209,367	213,185	213,185
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	3,250	-	3,177
	------------	------------	------------	------------
Adjusted net earnings	$209,367	212,617	213,185	216,362
	=======	=======	=======	=======

Average shares outstanding	139,943	139,943	141,396	141,396
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	11,566	-	11,566
Options and other share-based awards	-	1,443	-	2,894
	------------	------------	------------	------------
Equivalent shares	139,943	152,952	141,396	155,856
	=======	=======	=======	=======

Net earnings per common share	$ 1.50	1.39	1.51	1.39
	=======	=======	=======	=======

For the quarters and nine-month periods ended September 27, 2009 and September 28, 2008, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion.

For the quarters ended September 27, 2009 and September 28, 2008, options to acquire shares totaling 7,854 and 40, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended September 27, 2009 and September 28, 2008, 7,093 and 2,977 options to acquire shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other comprehensive earnings (loss) for the quarters and nine-month periods ended September 27, 2009 and September 28, 2008 consist of the following:

	Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2009	2008	2009	2008
	---------	---------	---------	---------
Foreign currency translation adjustments	$13,614	(25,177)	25,153	(513)
Changes in value of available-for-sale securities, net of tax	(345)	(218)	504	(2,159)
Changes in unrecognized pension and Postretirement amounts, net of tax	2,520	-	1,949	-
Gain (loss) on cash flow hedging activities, net of tax	(17,168)	46,617	(29,152)	24,244
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(3,323)	2,100	(18,121)	6,925
	----------	----------	----------	----------
Other comprehensive (loss) earnings	$(4,702)	23,322	(19,667)	28,497
	======	======	======	======

At September 27, 2009, the Company had recorded deferred gains on hedging instruments, net of tax, of $16,240 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain anticipated inventory purchases and other cross-border transactions through 2011. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the amount included in AOCE at September 27, 2009, the Company expects approximately $5,700 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

(4) During the second quarter of 2009, the Company entered into an agreement to form a joint venture with Discovery Communications (“Discovery”) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. The transaction closed in May 2009 with the Company’s purchase of a 50% interest in the joint venture, DHJV Company LLC (“DHJV”), which owns the DISCOVERY KIDS network in the United States.  The Company purchased its 50% share in DHJV for a payment of $300,000 and certain future payments based on the value of certain tax benefits expected to be received by the Company.  The present value of the expected future payments totals approximately $67,900 and has been recorded as a non-current liability and a component of the Company’s investment in the joint venture.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Voting control of the joint venture is shared 50/50 between the Company and Discovery.  However, the Company believes that the joint venture qualifies as a variable interest entity pursuant to current accounting standards, and that it qualifies as the primary beneficiary, which would result in the Company consolidating the joint venture.  In June 2009, the FASB revised the accounting guidance related to variable interest entity consolidation. The revised guidance is effective for the Company at the beginning of fiscal 2010.  Under the revised guidance, the Company has determined that it does not meet the control requirements to consolidate the joint venture, and would be required to deconsolidate DHJV and utilize the equity method to account for its investment at the adoption date.  The Company has elected to use the equity method in 2009 for financial statement presentation of the joint venture as it has determined that the difference between using consolidation and the equity method in 2009 is not material to the overall presentation of the financial statements.  Additionally, there is no impact on net earnings or earnings per share.  The Company’s share in the earnings of the joint venture for the quarter and nine months ended September 27, 2009 totaled $1,541 and $2,555 of income, respectively, and is included as a component of other (income) expense in the accompanying consolidated statements of operations.

The Company has entered into a license agreement with the joint venture that will require the payment of royalties by the Company to the joint venture based on a percentage of revenue derived from products related to television shows broadcast by the joint venture.  The license agreement includes a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over a 10-year period. During the third quarter of 2009, the Company paid the first annual installment of $25,000. The Company and the joint venture are also parties to an agreement under which the Company will provide the joint venture with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property.  In the event the joint venture licenses the programming from the Company to air on the network, the joint venture is required to pay the Company a license fee.

The assets of the joint venture at inception consisted of goodwill and intangibles.  Intangible assets are primarily comprised of cable affiliate relationships, which are being amortized on a straight line basis over 30 years, and programming costs, which are being amortized over 4 years on an accelerated basis.  Hasbro’s share of the assets underlying its investment at inception totaled $142,577 of goodwill, $211,850 of cable affiliate relationships, $12,400 of programming costs, and $1,100 of other intangibles. Amortization of the intangible assets is recorded in the results of the joint venture and, accordingly, the Company’s share is included in its share of the joint venture earnings which is a component of other (income) expense. As of September 27, 2009, the Company’s interest in the joint venture totaled $370,482 and is a component of other assets.

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

(6) Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short-term borrowings, accounts payable and accrued liabilities. At September 27, 2009, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at September 27, 2009 also include certain assets and liabilities measured at fair value (see Notes 8 and 10) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of September 27, 2009 are as follows:

	Carrying Cost	Fair Value
	-------	------
6.125% Notes Due 2014	$ 425,000	462,613
6.30% Notes Due 2017	350,000	366,520
2.75% Convertible Debentures Due 2021	249,828	326,463
6.60% Debentures Due 2028	109,895	110,741
	-------------	-----------
Total long-term debt	$1,134,723	1,266,337
	=======	======

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

The U.S. Internal Revenue Service is performing an examination related to the 2004 and 2005 U.S. federal income tax returns. The Company is also under income tax examination in Mexico and in several other U.S. state and foreign jurisdictions. The ultimate resolution of the U.S. and Mexican examinations, as well as other matters that may be resolved in the next twelve months, is not yet determinable. In connection with the Mexican examinations for the years 2000 to 2003, the Company has received tax assessments related to transfer pricing which the Company is vigorously defending. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions which may be taken by the Mexican tax authorities in future periods. However, in order to continue the process of defending its position, the Company was required to guarantee the amount of the outstanding assessments, as is usual and customary in Mexico in these matters. Accordingly, as of September 27, 2009, bonds totaling $95,870 have been provided to the Mexican government, allowing the Company to defend its position.

(8) The Company measures certain assets at fair value in accordance with current accounting standards. The fair value hierarchy consists of three levels: Level 1 fair values are based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Certain aspects of current fair value accounting standards were not required to be adopted for certain non-financial assets and liabilities until the first day of fiscal 2009 and, as such, were adopted by the Company in the first quarter of 2009. The adoption of these provisions did not have an impact on the Company’s statements of operations or statement of financial position.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At September 27, 2009, the Company had the following assets measured at fair value in its consolidated balance sheet:

		Fair Value Measurements at September 27, 2009 Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
Available-for-sale securities	$ 18,775	105	18,670	-
Derivatives	28,695	-	19,778	8,917
	--------	-------	---------	-------
Total	$ 47,470	105	38,448	8,917
	=====	====	======	====

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. The Company’s derivatives are measured using inputs that are observable indirectly through corroboration with readily available market data, in this case foreign exchange rates. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The remaining derivative securities consist of warrants to purchase common stock. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the first nine months of 2009.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3):

Balance at December 28, 2008	$4,591
Gain from increase in fair value	1,333
Warrant modification	2,993
--------
Balance at September 27, 2009	$8,917
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

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and nine months ended September 27, 2009 and September 28, 2008 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
	-------	-------	-------	-------
Service cost	$1,086	1,128	156	143
Interest cost	5,380	5,308	477	517
Expected return on assets	(5,435)	(6,948)	-	-
Net amortization and deferrals	1,431	370	3	28
Curtailment loss	4,000	-	-	-
	--------	--------	--------	--------
Net periodic benefit cost (benefit)	$6,462	(142)	636	688
	=====	=====	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Nine months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
	-------	-------	-------	-------
Service cost	$3,185	3,560	469	428
Interest cost	16,009	16,142	1,429	1,550
Expected return on assets	(16,223)	(21,065)	-	-
Net amortization and deferrals	4,265	1,121	8	86
Curtailment loss	4,000	1,200	-	-
	--------	--------	--------	--------
Net periodic benefit cost	$11,236	958	1,906	2,064
	=====	=====	=====	=====

The curtailment loss in 2009 resulted from benefit payments made from one of the unfunded U.S. plans. During the first nine months of fiscal 2009, the Company made cash contributions to its defined benefit pension plans of approximately $13,100 in the aggregate. The Company expects to contribute approximately $4,000 during the remainder of fiscal 2009.

(10) In March 2008 the Financial Accounting Standards Board revised accounting standards to require enhanced disclosures related to derivative instruments and hedging activities. The Company adopted the provisions of these revised standards during the first quarter of 2009.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At September 27, 2009, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

Hedged Transaction	Notional Amount	Fair Value
--------------------------------	---------------------	---------------
Inventory Purchases	$ 416,568	12,503
Intercompany Royalty Transactions	173,491	5,731
Other	5,836	462
	------------	------------
Total	$ 595,895	18,696
	=======	=======

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at September 27, 2009 as follows:

Prepaid expenses and other current assets
-------------------------------------------------------------
Unrealized Gains	$ 13,125
Unrealized Losses	(6,280)
------------
Net Unrealized Gain	6,845
------------
Other Assets
---------------------
Unrealized Gains	13,482
Unrealized Losses	(1,631)
------------
Net Unrealized Gain	11,851
------------
Total	$18,696
=======

During the quarter and nine months ended September 27, 2009, the Company reclassified net gains from other comprehensive earnings to net earnings of $3,974 and $20,602 respectively. Of the amount reclassified during the quarter ended September 27, 2009, $2,491 was reclassified to cost of sales and $1,488 was reclassified to royalty expense. During the nine month period ended September 27, 2009, $16,148 was reclassified to cost of sales and $4,459 was reclassified to royalty expense. In addition, net losses of $(5) in the quarter and nine months ended September 27, 2009 were reclassified to earnings as a result of hedge ineffectiveness.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  As of September 27, 2009, the total notional amount of the Company’s undesignated derivative instruments was $132,678.

At September 27, 2009, the fair values of the Company’s undesignated derivative financial instruments are recorded in prepaid expenses and other current assets in the consolidated balance sheet as follows:

Unrealized Gains	$ 2,513
Unrealized Losses	(1,431)
---------
Net Unrealized Gain	$ 1,082
=====

The Company recorded net gains of $1,032 and $3,070 on these instruments to other (income) expense, net for the quarter and nine months ended September 27, 2009, respectively, relating to the change in fair value of such derivatives, substantially offsetting losses from the change in fair value of intercompany loans to which the contracts relate.

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

Information by segment and a reconciliation to reported amounts for the quarters and nine months ended September 27, 2009 and September 28, 2008 are as follows.

	Quarter Ended
	------------------
	September 27, 2009		September 28, 2008
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$791,896	3,211	821,028	4,715
International	444,105	21	460,559	47
Entertainment and Licensing	41,554	-	18,340	-
Global Operations (a)	1,666	575,868	2,034	632,240
Corporate and Eliminations	-	(579,100)	-	(637,002)
	------------	------------	------------	------------
	$1,279,221	-	1,301,961	-
	=======	=======	=======	=======

	Nine Months Ended
	------------------
	September 27, 2009		September 28, 2008
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$1,687,275	8,393	1,717,213	12,762
International	909,528	70	1,002,502	243
Entertainment and Licensing	92,940	-	65,931	-
Global Operations (a)	3,020	1,135,610	4,821	1,232,887
Corporate and Eliminations	-	(1,144,073)	-	(1,245,892)
	------------	------------	------------	------------
	$2,692,763	-	2,790,467	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Nine Months Ended --------------------------
Operating profit (loss)	Sept. 27, 2009 -------	Sept. 28, 2008 -------	Sept. 27, 2009 -------	Sept. 28, 2008 -------
U.S. and Canada	$129,092	131,929	226,960	212,933
International	64,147	65,815	66,126	92,820
Entertainment and Licensing	19,820	6,252	36,386	26,676
Global Operations (a)	18,787	19,075	14,124	25,421
Corporate and Eliminations (b)	(1,137)	(7,146)	1,403	(15,163)
	-----------	-----------	------------	------------
	$230,709	215,925	344,999	342,687
	======	======	======	======

Total assets	Sept. 27, 2009 -------------	Sept. 28, 2008 -------------
U.S. and Canada	$3,580,899	3,667,755
International	1,459,236	1,402,395
Entertainment and Licensing	688,674	240,392
Global Operations	929,945	1,385,875
Corporate and Eliminations (b)	(2,797,427)	(3,289,665)
	--------------	--------------
	$3,861,327	3,406,752
	========	========

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. In accordance with accounting standards related to impairment testing, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any difference between actual and budgeted amounts is reflected in the Corporate segment. As of September 27, 2009, the investment in the Discovery joint venture is included in the assets of the Entertainment and Licensing segment.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and nine months ended September 27, 2009 and September 28, 2008. Certain 2008 amounts have been reclassified to conform to the current period presentation.

	Quarter Ended		Nine Months Ended
	Sept. 27, 2009 ---------	Sept. 28, 2008 ---------	Sept. 27, 2009 ---------	Sept. 28, 2008 ---------
Boys	$453,748	406,011	1,046,563	979,670
Games and puzzles	378,812	420,851	806,045	887,538
Girls	273,126	290,402	518,126	568,181
Preschool	169,051	171,908	314,341	319,070
Other	4,484	12,789	7,688	36,008
	------------	------------	--------------	--------------
Net revenues	$1,279,221	1,301,961	2,692,763	2,790,467
	=======	=======	========	========

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company’s product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial goals and expectations for achieving the Company’s financial goals and other objectives. See Item 1A, in Part II of this report, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing and entertainment experiences presented for consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights and optimizing efficiencies within the Company to reduce costs, increase operating profits and strengthen its balance sheet. The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE, NERF and TONKA, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth. During the first nine months of 2009 the Company had significant sales of core brand products, namely TRANSFORMERS, LITTLEST PET SHOP, NERF, PLAYSKOOL, MONOPOLY, PLAY-DOH, G.I. JOE and MAGIC: THE GATHERING. The Company’s strategy of reimagining, reinventing and reigniting its brands has proved instrumental to achieving its overall long-term growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. As an example of this, in June of 2009, the TRANSFORMERS: REVENGE OF THE FALLEN motion picture was released as a sequel to the 2007 motion picture TRANSFORMERS. In addition, in August 2009, the motion picture G.I. JOE: THE RISE OF COBRA was released. The Company developed and marketed product lines based on these motion pictures. As a result of pairing these core brands with motion picture entertainment, both the movies and the product lines benefited. In addition, the Company has entered into a six-year strategic relationship with Universal Pictures to produce at least four motion pictures based on certain of Hasbro’s core brands. The first movie is expected to be released in 2011, followed by anticipated releases of at least one movie per year thereafter. As part of its strategy, in addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands and broaden the ability of consumers to experience its brands.

In April 2009 the Company announced the entry into an agreement to form a joint venture with Discovery Communications (‘Discovery”) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming.  The transaction closed in May 2009.  Programming on the network will include content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties.  The Company expects the rebranded network to debut in late fall of 2010 and believes that it will reach approximately 60 million homes in the U.S. at that time, with programming targeted to children 14 years of age and under.  The Company believes that this effort will support its strategy of growing its core brands well beyond traditional toys and games – into brands which consistently provide immersive entertainment experiences for consumers of all ages in any form or format.  In connection with this transaction, the Company has begun building an internal creative group that will be responsible for the creation and development of television programming based on Hasbro’s brands. The Company expects to incur a certain level of investment spending leading up to the debut of the rebranded channel.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. In 2008 and the first nine months of 2009, the Company had significant sales of products related to the Company’s license with Marvel Characters B.V. (“Marvel”), primarily due to the theatrical releases of IRON MAN in May 2008, THE INCREDIBLE HULK in June 2008 and X-MEN ORIGINS: WOLVERINE in May 2009. In addition, the Company had significant sales in 2008 of products related to the movie release of STAR WARS: CLONE WARS in August 2008 as well as sales from the movie release of INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL in May 2008. During the first nine months of 2009 the Company has also had a high level of revenues from products related to television programming based on SPIDER-MAN and STAR WARS.

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

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, the Company entered into a multi-year strategic agreement with Electronic Arts Inc. (“EA”) in 2007. The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, G.I. JOE and LITTLEST PET SHOP. A number of products under this agreement have been released in 2008 and the first nine months of 2009 and the line will continue to be updated and expanded during the remainder of 2009.

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

The Company is investing to grow its business in emerging markets. In 2008 the Company expanded its operations in China, Brazil, Russia, Korea and the Czech Republic. In addition, the Company is seeking to grow its business in entertainment and digital gaming, and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms of media. In addition to the Discovery joint venture discussed above, another example of this includes the acquisition of Cranium, Inc., a developer and marketer of CRANIUM branded games and related products, in 2008. In addition, in the second quarter of 2008, the Company acquired the rights to TRIVIAL PURSUIT,

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

a brand which the Company had previously licensed on a long-term basis. Ownership of the rights will allow the Company to further leverage the brand in different media.

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last four years, the Company’s Board of Directors (the “Board”) has adopted four successive share repurchase authorizations with a cumulative authorized repurchase amount of $1,700,000. After fully exhausting the prior three authorizations, the fourth authorization was approved on February 7, 2008 for $500,000. For the quarter ended September 27, 2009, the Company invested $30,206 in the repurchase of 1,084 shares of common stock in the open market. During the first six months of 2009, there were no repurchases of common stock under these authorizations. For the years ended 2008, 2007 and 2006, the Company spent $357,589, $587,004 and $456,744, respectively, to repurchase 11,736, 20,795 and 22,767 shares, respectively, in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other uses of cash and the Company’s levels of cash generation. At September 27, 2009, the Company had $222,180 remaining under the February 2008 authorization.

During the first nine months of 2009, the Company has been operating in an environment of both a stronger U.S. dollar relative to foreign currencies as well as weakened overall economic conditions compared to 2008. Accordingly, the Company has sought to mitigate the impact of these conditions by instituting a variety of cost control initiatives, including salary freezes, limitations on new hires, and an effort to reduce its overall SKU count. As of September 27, 2009 the Company had $297,358 in cash and cash equivalents and had available capacity, if needed, under its revolving credit agreement. In connection with the announcement of a joint venture agreement with Discovery in April 2009, the Company made a $300,000 cash payment in connection with its investment to purchase its 50% share of the joint venture. The Company funded its investment through the issuance of debt with a principal amount of $425,000 in May 2009. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit, accounts receivable securitization program and other borrowing facilities are adequate to meet its working capital needs for the remainder of 2009 and 2010.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and nine months ended September 27, 2009 and September 28, 2008.

	Quarter		Nine Months
	2009	2008	2009	2008
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.0	44.1	41.4	41.3
	------------	------------	------------	------------
Gross profit	57.0	55.9	58.6	58.7
Amortization	1.6	1.5	2.2	2.1
Royalties	7.8	6.4	8.5	7.5
Research and product development	3.4	3.9	4.6	4.9
Advertising	10.6	11.6	10.4	11.3
Selling, distribution and administration	15.6	15.9	20.1	20.6
	------------	------------	------------	------------
Operating profit	18.0	16.6	12.8	12.3
Interest expense	1.4	0.9	1.6	1.3
Interest income	(0.0)	(0.3)	(0.1)	(0.6)
Other (income) expense, net	(0.4)	0.5	0.0	0.4
	------------	------------	------------	------------
Earnings before income taxes	17.0	15.5	11.3	11.2
Income taxes	5.2	4.9	3.5	3.6
	------------	------------	------------	------------
Net earnings	11.8%	10.6%	7.8%	7.6%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The quarters and nine months ended September 27, 2009 and September 28, 2008 were 13-week and 39-week periods, respectively. Net earnings for the quarter and nine months ended September 27, 2009 were $150,362 and $209,367, respectively, compared with net earnings of $138,229 and $213,185 for the respective periods of 2008. Basic earnings per share for the quarter and nine months ended September 27, 2009 were $1.08 and $1.50 compared to basic earnings per share of $0.98 and $1.51 for the respective periods of 2008.  Diluted earnings per share were $0.99 and $1.39 for the quarter and nine months ended September 27, 2009, compared with diluted earnings per share of $0.89 and $1.39 for the respective periods in 2008. Net earnings for both the quarter and nine-month periods in 2009 include dilution from the Company’s investment in the joint venture with Discovery and its’ issuance of $425,000 of long-term debt, both of which closed in May 2009, as well as the start-up of the Company’s internal television studio.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended September 27, 2009 decreased 2% to $1,279,221 compared to $1,301,961 for the quarter ended September 28, 2008. For the nine months ended September 27, 2009, consolidated net revenues were $2,692,763 compared to $2,790,467 for the nine months ended September 28, 2008, a decrease of 4%. Consolidated net revenues were negatively impacted by foreign currency translation in the amount of approximately $36,000 and $120,600 for the quarter and nine months ended September 27, 2009, respectively, as the result of the stronger U.S. dollar in 2009. Operating profit for the quarter ended September 27, 2009 was $230,709 compared to $215,925 for the quarter ended September 28, 2008. Operating profit for the 2009 nine-month period was $344,999 compared to an operating profit of $342,687 for the nine-month period of 2008.

Most of the Company's revenues and operating profit are derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters and nine months ended September 27, 2009 and September 28, 2008.

	Quarter			Nine months
			%			%
	2009	2008	Change	2009	2008	Change
	----------	------------	----------	-------------	------------	----------
Net Revenues
U.S. and Canada segment	$791,896	821,028	-4%	1,687,275	1,717,213	-2%
International segment	444,105	460,559	-4%	909,528	1,002,502	-9%
Entertainment and Licensing segment	41,554	18,340	127%	92,940	65,931	41%

Operating Profit
U.S. and Canada segment	$129,092	131,929	-2%	226,960	212,933	7%
International segment	64,147	65,815	-3%	66,126	92,820	-29%
Entertainment and Licensing segment	19,820	6,252	217%	36,386	26,676	36%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended September 27, 2009 decreased 4% to $791,896 from $821,028 for the quarter ended September 28, 2008. Net revenues for the nine months ended September 27, 2009 were $1,687,275 compared to $1,717,213 for the nine months ended September 28, 2008. The decrease in the quarter and nine months was driven by decreased revenues in the games and puzzles category, primarily due to decreased sales of traditional board games, partially offset by increased revenues from sales of MAGIC: THE GATHERING, as well as decreased revenues from the girls’ toys category, primarily as a result of decreased sales of BABY ALIVE and FURREAL FRIENDS products. Although revenues from LITTLEST PET SHOP products have decreased overall in the nine months, this line increased in the third quarter and remained a significant contributor to U.S. and Canada segment net revenues in that period. In addition, the overall decrease in girls’ toys net revenues in both the quarter and nine months was partially offset by sales of STRAWBERRY SHORTCAKE products which were reintroduced to the Company’s line in the second quarter of 2009. Revenues in the preschool category decreased slightly in the

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

quarter but increased overall for the nine months. Increases in preschool net revenues were primarily the result of higher sales of PLAY-DOH and TONKA products. These increases were partially offset in the nine months and more than offset in the quarter as a result of decreased sales of PLAYSKOOL products. Revenues from sales of PLAYSKOOL products declined primarily as a result of decreased sales of the ROSE PETAL COTTAGE line which is no longer in the Company’s product line. Net revenues in the quarter and nine months were also negatively impacted by decreased sales of TOOTH TUNES products, which have also been discontinued in the Company’s product line. The decrease in the quarter and nine months was partially offset by increased sales in the boys’ toys category, primarily as a result of increased sales of TRANSFORMERS and GI JOE products due to the theatrical releases of TRANSFORMERS: REVENGE OF THE FALLEN in June 2009 and GI JOE: THE RISE OF COBRA in August 2009, as well as increased sales of NERF products. Increased sales in the boys’ toys category were partially offset by decreased sales of MARVEL, STAR WARS and INDIANA JONES products in both the quarter and nine months.

U.S. and Canada segment operating profit decreased to $129,092 for the quarter ended September 27, 2009 compared to $131,929 for the quarter ended September 28, 2008. For the nine months ended September 27, 2009 operating profit increased to $226,960 from $212,933 for the nine months ended September 28, 2008. The decrease in operating profit for the quarter was primarily a result of decreased gross profit due to the lower revenues discussed above, partially offset by decreased advertising expense. The increase in operating profit for the nine months is primarily due to decreased selling, distribution and administration expenses which primarily reflect lower shipping and distribution costs, as well as decreased advertising expense. In years in which the Company expects significant sales of products related to major motion picture releases, such as in 2009, advertising expense is generally lower, as such products do not require the same level of advertising that the Company spends on non-entertainment based products.

INTERNATIONAL SEGMENT

International segment net revenues decreased by 4% to $444,105 for the quarter ended September 27, 2009 from $460,559 for the quarter ended September 28, 2008. Net revenues for the nine months ended September 27, 2009 decreased 9% to $909,528 from $1,002,502 for the nine months ended September 28, 2008. For the quarter and nine months ended September 27, 2009, International segment net revenues were negatively impacted by currency translation of approximately $34,300 and $113,100, respectively, as the result of the stronger U.S. dollar in the first nine months of 2009. Excluding the unfavorable impact of foreign exchange, International segment net revenues increased 4% and 2% in local currency for the third quarter and nine month period of 2009, respectively. The increase in local currency net revenues for the quarter and nine months was driven by increased sales in the boys’ toys category, primarily as a result of increased sales of TRANSFORMERS and G.I. JOE products due to the theatrical releases of TRANSFORMERS: REVENGE OF THE FALLEN in June 2009 and the G.I. JOE: THE RISE OF COBRA motion picture in August 2009, as well as increased sales of NERF products. Increases in boys’ toys net revenues were partially offset in the quarter and nine months by lower revenues from STAR WARS, MARVEL, INDIANA JONES, ACTION MAN and TOY STORY products. Net revenues in the preschool category increased for the quarter and decreased for the nine months primarily as a result of increased revenues from sales of PLAY-DOH and TONKA products, partially offset in the quarter and more than offset in

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

the nine-month period as a result of decreased sales of PLAYSKOOL and IN THE NIGHT GARDEN products. Revenues in the games and puzzles category decreased in both the quarter and nine month period as a result of decreased sales of board games. Net revenues in the girls’ toys category decreased in the quarter and nine-months, driven by decreased sales of MY LITTLE PONY and FURREAL FRIENDS products, and to a lesser extent, BABY ALIVE products, partially offset by sales of STRAWBERRY SHORTCAKE products which were reintroduced to the Company’s line in the second quarter of 2009.

International segment operating profit decreased to $64,147 for the quarter ended September 27, 2009 compared to $65,815 for the quarter ended September 28, 2008. For the nine month period ended September 27, 2009 operating profit decreased to $66,126 from $92,820 in the comparable period of 2008. Absent the impact of foreign exchange, operating profit for the quarter was flat as compared to the prior year. Increased local currency gross profit in the nine month period was more than offset by increased operating expenses. In addition, operating profit for the nine months ended September 28, 2008 was positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000.

ENTERTAINMENT AND LICENSING SEGMENT

During the second quarter of 2009, the Company changed the name of its Other segment to the Entertainment and Licensing segment.  This segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations. The Entertainment and Licensing segment’s net revenues for the quarter ended September 27, 2009 increased 127% to $41,554 from $18,340 for the quarter ended September 28, 2008. Net revenues for the nine months ended September 27, 2009 increased 41% to $92,940 from $65,931 for the nine months ended September 28, 2008. The increase in both the quarter and nine month period was primarily due to higher licensing revenues in the boys’ toys and games and puzzles categories, primarily relating to TRANSFORMERS and GI JOE licensed products.

Entertainment and Licensing segment operating profit increased to $19,820 for the quarter ended September 27, 2009 compared to $6,252 for the quarter ended September 28, 2008. For the nine months ended September 27, 2009 operating profit increased to $36,386 from $26,676 in the comparable period of 2008. Operating profit for the quarter and nine months increased as a result of the higher revenues discussed above, partially offset by increased selling, distribution and administrative expenses which included approximately $7,200 in transaction costs related to the Company’s investment in the joint venture with Discovery.  While the Discovery joint venture is a component of our television operations, the Company’s 50% share in the earnings from the joint venture are included in other (income) expense and therefore are not a component of operating profit of the segment.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

GROSS PROFIT
-----------------------
The Company's gross profit margin increased to 57.0% for the quarter ended September 27, 2009 from 55.9% for the quarter ended September 28, 2008, while gross profit margin for the nine months ended September 27, 2009 decreased marginally to 58.6% from 58.7% in the comparable period of 2008. The increase in the quarter was primarily due to a change in the mix of products sold, primarily due to increased sales of entertainment-based products in 2009 as compared to 2008. While gross profits of theatrical entertainment-based products are generally higher than many of the Company’s other products, sales from these products, including Company owned or controlled brands based on a movie release, also incur royalty expense. Such royalties reduce the impact of these higher gross margins. Gross profits for the quarter and nine months ended September 27, 2009 were also positively impacted by increased royalty income in the Entertainment and Licensing segment.

EXPENSES
-----------------
The Company's operating expenses, stated as percentages of net revenues, are illustrated below for the quarters and nine-month periods ended September 27, 2009 and September 28, 2008.

	Quarter -----------		Nine months ------------------
	2009	2008	2009	2008
	-----------	-----------	-----------	-----------
Amortization	1.6%	1.5%	2.2%	2.1%
Royalties	7.8	6.4	8.5	7.5
Research and product development	3.4	3.9	4.6	4.9
Advertising	10.6	11.6	10.4	11.3
Selling, distribution and administration	15.6	15.9	20.1	20.6

Amortization expense increased to $20,955, or 1.6% of net revenues in the third quarter of 2009 from $19,740 or 1.5% of net revenues in the third quarter of 2008. For the nine months ended September 27, 2009, amortization expense was $59,634 or 2.2% of net revenues compared to $58,822 or 2.1% of net revenues in the nine months ended September 28, 2008. The increase for the nine month period includes increased amortization as a result of the purchase of the intellectual property rights related to TRIVIAL PURSUIT in the second quarter of 2008.

Royalty expense for the quarter ended September 27, 2009 increased to $99,725 or 7.8% of net revenues from $83,747 or 6.4% of net revenues for the quarter ended September 28, 2008. Royalty expense for the nine months ended September 27, 2009 increased to $228,004 or 8.5% of net revenues from $210,336 or 7.5% of net revenues for the comparable period of 2008. The increase in the quarter and nine-month period is primarily the result of increased sales of entertainment-driven products, including TRANSFORMERS and G.I. JOE. Royalty expense in the nine-month period ended September 27, 2009 also included costs associated with a royalty audit.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Research and product development expenses for the quarter ended September 27, 2009 decreased to $43,870 or 3.4% of net revenues from $49,993 or 3.9% of net revenues for the quarter ended September 28, 2008. For the nine months ended September 27, 2009, research and product development expense decreased to $124,530 or 4.6% of net revenues from $137,195 or 4.9% of net revenues in the comparable period of 2008. The decreases are primarily due to an effort to reduce the Company’s overall SKU count and make research and development spending more efficient.

Advertising expense for the quarter ended September 27, 2009 decreased to $134,950, or 10.6% of net revenues compared to $151,226, or 11.6% of net revenues for the quarter ended September 28, 2008. For the nine months ended September 27, 2009, advertising expense was $278,936, or 10.4% of net revenues compared to $314,443, or 11.3% of net revenues for the comparable period of 2008. In years in which the Company expects significant sales of products related to major motion picture releases, such as in 2009, advertising expense as a percentage of revenue is generally lower, as such products do not require the same level of advertising that the Company spends on non-entertainment based products.

For the quarter ended September 27, 2009, the Company's selling, distribution and administration expenses decreased to $198,986 or 15.6% of net revenues from $207,495 or 15.9% of net revenues for the quarter ended September 28, 2008. For the nine months ended September 27, 2009, the Company’s selling, distribution and administration expenses decreased to $542,429 or 20.1% of net revenues from $573,766 or 20.6% of net revenues in the nine months ended September 28, 2008. The decrease in selling, distribution and administration expenses for the quarter and nine months ended September 27, 2009 primarily reflects the impact of foreign exchange. Included in selling, distribution and administration expense for the nine-month period ended September 27, 2009 were approximately $7,200 in transaction costs related to the Company’s purchase of a 50% interest in the joint venture with Discovery. Selling, distribution and administration expenses for both the quarter and nine-month periods were also impacted by lower shipping and distribution costs. In addition, selling, distribution and administration expenses for the nine-month period ended September 28, 2008 were positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the third quarter of 2009 increased to $17,609 from $11,729 in the third quarter of 2008. For the nine months ended September 27, 2009 interest expense increased to $44,827 from $36,107 in 2008. The increase in interest expense in the quarter and nine-month period reflects higher outstanding borrowings as a result of the issuance of $425,000 of Notes in May 2009. The proceeds from the issuance of Notes in May 2009 were primarily used to purchase a 50% interest in the joint venture with Discovery. Interest expense in the nine month period of 2009 also includes approximately $4,000 in costs related to a short-term borrowing facility commitment the Company entered into in April 2009 in connection with the Company’s investment in the joint venture with Discovery. In addition, interest

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

expense in the quarter and nine months also includes amounts related to the Company’s tax sharing agreement with Discovery.

Interest income for the quarter ended September 27, 2009 was $444 compared to $3,428 for the quarter ended September 28, 2008. Interest income for the nine months ended September 27, 2009 was $2,448 compared to $15,566 in 2008. The decrease in interest income for the quarter and nine months was primarily the result of lower returns on invested cash and lower average invested cash balances.

Other (income) expense, net, was $(4,315) for the third quarter of 2009, compared to $6,104 for the third quarter of 2008. Other (income) expense, net, for the nine months ended September 27, 2009 was $(680) compared to $9,671 in 2008. Other (income) expense, net in the quarter and nine months includes $(1,541) and $(2,555), respectively, representing the Company’s 50% share in the earnings of the joint venture with Discovery. The remainder of the change in other (income) expense, net in the quarter and nine months ended September 27, 2009 as compared to the quarter and nine months ended September 28, 2008 primarily reflects the impact of foreign exchange gains and losses.

INCOME TAXES
-----------------------

Income tax expense for the quarter and nine month periods in 2009 totaled 31.0% of pre-tax earnings compared to 31.4% and 31.8% in the comparable periods in 2008. Both the quarter and nine month period rates are impacted by certain discrete tax events, primarily the accrual of potential interest and penalties on uncertain tax positions. Absent these items, the quarter and nine month rates would have been 29.8% and 29.7%, respectively, in 2009 compared to 31.9% and 31.7%, respectively, in 2008. The decrease in the adjusted rate in 2009 compared to 2008 primarily reflects the decision to indefinitely reinvest all of the 2009 international earnings outside the U.S. The 2008 tax rate reflects the Company’s decision to provide for the repatriation of a portion of 2008 international earnings to the U.S.

The nine months ended September 27, 2009 adjusted income tax rate of 29.7% compares to an adjusted 2008 full year income tax rate of 32.8%. The adjusted 2008 full year income tax rate excludes certain discrete events, including a benefit from the repatriation of certain foreign earnings, as well as the settlement of various tax examinations in multiple jurisdictions. The decrease in the 2009 adjusted nine month income tax rate to 29.7% compared with the adjusted full year 2008 income tax rate of 32.8% is primarily due to the decision to indefinitely reinvest all of the 2009 international earnings outside the U.S. The 2008 tax rate reflects the Company’s decision to provide for the repatriation of a portion of 2008 international earnings to the U.S.

OTHER INFORMATION

---------------------------------

Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business than the first half. Although the Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years when the Company has products related to one or more major motion picture releases that occur in the first half of the year. In 2009 the Company has products related to the mid-year

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

major motion picture releases of TRANSFORMERS: REVENGE OF THE FALLEN, GI JOE: THE RISE OF COBRA and X-MEN ORIGINS: WOLVERINE. In 2008 the Company had products related to the mid-year major motion picture releases of IRONMAN, THE INCREDIBLE HULK and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our expected sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Unshipped orders at September 27, 2009 and September 28, 2008 were approximately $465,100 and $649,380, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices.

In December 2008 the Financial Accounting Standards Board (“FASB”) revised accounting guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures required by these revisions will be applicable for the Company’s year-end 2009 financial statements.

In June 2009 the FASB revised accounting standards related to the transfer of financial assets. These revisions seek to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. These revisions also eliminate the concept of a qualifying special-purpose entity, and require such entities to be evaluated for consolidation in accordance with the applicable consolidation guidance. The requirements of these revised accounting standards are effective for fiscal years and interim periods beginning after November 15, 2009. The Company does not expect the adoption of these revised standards to have an impact on its consolidated balance sheet or results of operations.

In June 2009 the FASB amended accounting standards related to the consolidation of variable interest entities. These amendments require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

entity. The amended standards also require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. At September 27, 2009, the Company has an ownership interest in one variable interest entity, the joint venture with Discovery Communications. See the relevant discussion in Note 4 to the accompanying consolidated financial statements. Other than as discussed in Note 4, the Company does not expect the adoption of the amended standards to have a further impact on its consolidated balance sheet or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2008 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. During the first nine months of 2009, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for the remainder of 2009 as well as fiscal 2010. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

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

Net cash utilized by operating activities in the first nine months of 2009 was $210,531 compared to net cash provided of $24,274 in the first nine months of 2008. Net cash utilized in 2009 as compared to net cash provided in 2008 primarily reflects an increase in accounts receivable as a result of the Company’s decision not to utilize its securitization program at September 27, 2009. At September 28, 2008, approximately $172,600 was utilized under the program. In addition, net cash utilized in 2009 compared to net cash provided in 2008 reflects increased royalty payments, including a $50,000 guaranteed royalty payment to Marvel in the first quarter of 2009 related to the extension of the current agreement from the end of 2011 through the end of 2017 and a $25,000 guaranteed royalty payment to the Discovery joint venture in the third quarter of 2009.

Accounts receivable increased to $1,116,033 at September 27, 2009 from $946,929 at September 28, 2008. The accounts receivable balance at September 27, 2009 includes a decrease of approximately $23,400 as a result of a stronger U.S. dollar at September 27, 2009 as compared to September 28, 2008. The increase in accounts receivable primarily reflects the utilization of the Company’s securitization program at September 28, 2008 of approximately $172,600. At September 27, 2009, based on the Company’s cash position and liquidity needs, there was no utilization of the securitization program. Days sales outstanding were 79 days at September 27, 2009 compared to 65 days at September 28, 2008. Absent the impact of securitization, days sales outstanding at September 28, 2008 would have been 77 days.

Inventories decreased to $399,917 at September 27, 2009 from $461,601 at September 28, 2008. The inventory balance at September 27, 2009 includes a decrease of approximately $11,600 as a result of a stronger U.S. dollar at September 27, 2009 as compared to September 28, 2008. Absent the impact of foreign exchange, the remaining decrease reflects the Company’s ongoing efforts to maintain lower levels of inventory as compared to prior year.

Prepaid expenses and other current assets increased to $178,597 at September 27, 2009 compared to $177,576 at September 28, 2008. The increase was primarily due to purchases of short-term investments of $16,000 in 2009. These purchases are reflected as an investing activity in the accompanying consolidated statement of cash flows. This increase was partially offset by a decrease in the current portion of the Marvel royalty advance. Generally when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This prepayment is then recognized in the consolidated statement of operations as royalty expense when the related sales are made. Each reporting period, the Company reflects as current prepaid expense the amount of royalties it expects to recognize in the statement of operations in the upcoming twelve months.

Accounts payable and accrued expenses decreased to $854,053 at September 27, 2009 from $872,757 at September 28, 2008. The accounts payable and accrued expenses balance includes a decrease of approximately $23,700 as a result of a stronger U.S. dollar at September 27, 2009 as compared to September 28, 2008. Absent the impact of foreign exchange, accounts payable and accrued expenses increased approximately $5,000. Increased accrued royalties, primarily resulting from increased sales of TRANSFORMERS and G.I. JOE products

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

and the utilization of the remainder of the Lucas prepaid royalty advance in the third quarter of 2008 were largely offset by a decrease in accounts payable related to lower overall expenditures in 2009 compared to 2008.

Collectively, property, plant and equipment and other assets at September 27, 2009 increased $405,288 from September 28, 2008. The overall increase is primarily due to the Company’s investment in a 50% interest in the joint venture with Discovery in the second quarter of 2009. The components of this investment at September 27, 2009 include a cash payment of $300,000, the present value of future payments based on the value of certain tax benefits expected to be received by the Company of approximately $67,900 and the Company’s share of the net earnings of the joint venture from the closing through the end of the third quarter of 2009. In addition, the increase reflects an increase in long-term prepaid royalty advances as a result of a $50,000 guaranteed royalty payment to Marvel in the first quarter of 2009 and a $25,000 guaranteed royalty payment to the Discovery joint venture in the third quarter of 2009. These increases were partially offset by a decrease in long-term pension plan assets. In 2008, the Company’s U.S. pension plans’ assets exceeded the estimated pension obligation and, as such, an asset was recognized on the consolidated balance sheet at September 28, 2008. In 2009, as a result of the decrease in the market value of the plans’ assets due to the overall market decline, the estimated pension obligation exceeds the value of the plans’ assets and accordingly a liability has been recognized in the consolidated balance sheet at September 27, 2009. The increases in intangible assets in the first nine months of 2009, including $45,000 related to the extension of the term of the license agreement related to the STAR WARS brand, and approximately $26,500 related to the acquisition of certain other intellectual properties, were more than offset by amortization expense over the twelve months ended September 27, 2009.

Net cash utilized by investing activities was $463,985 in the first nine months of 2009 compared to $242,172 in the first nine months of 2008. The 2009 utilization includes the Company’s $300,000 payment to Discovery for its 50% interest in the joint venture, a payment of $45,000 to Lucas to extend the term of the license agreement related to the STAR WARS brand and approximately $26,500 used to acquire certain other intellectual properties. The 2008 cash utilization includes the Company’s purchase of intellectual property rights related to the Trivial Pursuit brand for a total cost of $80,800 in the second quarter of fiscal 2008 as well as $65,153 in cash, net of cash acquired, used to acquire Cranium, Inc. in January 2008. Additions to property, plant and equipment were $73,711 in 2009 compared to $84,907 in 2008.

Net cash provided by financing activities was $340,384 in the first nine months of 2009 compared to net cash utilized of $199,233 in the first nine months of 2008. The 2009 cash provided reflects net proceeds of $421,309 from the issuance of long-term notes in May 2009. The 2008 cash utilization includes the repayment of $135,092 of long-term notes in July 2008.   Proceeds from short-term borrowings decreased to $24,072 in 2009 from $222,925 in 2008 reflecting higher short-term borrowings in 2008 to fund repurchases of the Company’s common stock and the acquisition of Cranium. Proceeds from stock option transactions decreased to $4,517 in the first nine months of 2009 compared to $120,332 in the first nine months of 2008 reflecting lower stock option exercises attributed to the overall lower Company stock price during the first nine months of 2009 compared to the first nine months of 2008. Dividends paid increased to $83,804 in 2009 from $79,216 in 2008. Cash payments related to purchases of the Company's common stock decreased to $27,097 in 2009 from $352,867 in 2008. In February

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

2008 the Company’s Board of Directors authorized the repurchase of an additional $500,000 of the Company’s common stock after three previous authorizations dated May 2005, July 2006 and August 2007 with a cumulative authorized repurchase amount of $1,200,000 were fully utilized. At September 27, 2009, the Company had $222,180 remaining available under the February 2008 authorization.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, subject to lender agreement, up to a total committed facility of $500,000. The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 27, 2009. The Company had $20,000 outstanding under its committed revolving credit facility at September 27, 2009. In addition, the Company had letters of credit outstanding under this facility of approximately $1,400 at September 27, 2009.  Amounts available and unused under the committed line at September 27, 2009 were approximately $278,600. The Company also has other uncommitted lines from various banks, of which approximately $39,500 was utilized at September 27, 2009. Of the amount utilized under the uncommitted lines, approximately $13,000 and $26,500 represent outstanding borrowings and letters of credit, respectively.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided interest of up to $250,000 in the eligible receivables it holds to certain bank conduits.  During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit is increased to $300,000. The program provides the Company with an additional source of working capital. Based on the amount of eligible accounts receivable as of September 27, 2009, the Company had availability under this program to sell approximately $191,700, of which no amounts were utilized.

The Company has principal amounts of long-term debt at September 27, 2009 of $1,134,723 due at varying times from 2014 through 2028. The Company also had letters of credit and other similar instruments of approximately $123,785 and purchase commitments of $253,891 outstanding at September 27, 2009. Letters of credit and similar instruments include $95,870 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

In February 2009, the Company entered into an agreement with Marvel that resulted in the extension of the current license agreement from the end of 2011 through the end of 2017. The extended agreement includes an additional $100,000 in minimum guaranteed royalties, with the potential for up to an additional $140,000 in guaranteed royalties contingent upon the release by Marvel of certain MARVEL character-based theatrical releases that meet certain defined criteria. In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may range from $3,700 to $6,800 per year during the

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

period 2010 to 2013, and approximately $116,500 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture. Other contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 28, 2008, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report, including the issuance of $425,000 of long-term notes in May 2009 and the minimum royalty guarantee included in the agreement with the Discovery joint venture.

The table of contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 28, 2008, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments related to these liabilities. These liabilities were $104,271 and $76,364 at September 27, 2009 and September 28, 2008, respectively, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

In April 2009, the Company announced the entry into an agreement to form a joint venture with Discovery to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming.  The transaction closed in May 2009. Upon closing of the transaction, the Company purchased a 50% interest in the joint venture, which owns the DISCOVERY KIDS network in the United States. The Company purchased the 50% interest in the joint venture from Discovery for an upfront payment of $300,000 and certain future payments based on the value of certain tax benefits received by the Company.  The Company has entered into a license agreement with the joint venture which requires the payment of royalties by the Company to the joint venture based on a percentage of revenue derived from products related to television shows broadcast by the venture.  The license agreement includes a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over a 10-year period. The first installment of $25,000 was paid to the joint venture in the third quarter of 2009. The Company and the joint venture are also parties to an agreement under which the Company will provide the joint venture with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property.

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

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

At September 27, 2009, the Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company's common stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company's common stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2008, March 31, 2009, and June 30, 2009 this conversion feature was met and the debentures were convertible during the first nine months of 2009. There were no debentures converted during the first nine months of 2009. At September 30, 2009, this contingent feature was met again and the debentures will be convertible through December 31, 2009, at which time the requirements of the conversion feature will be reevaluated. In addition, if the closing price of the Company's common stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. At certain times during the first nine months of 2009, based on the Company’s common stock price, the Company had the right to call the debentures under this provision. As of September 27, 2009, the Company had the right to call the debentures. The Company believes a call would result in conversion by the holders of the debentures and issuance of the shares, thereby increasing the number of shares outstanding. Thus far, based on the Company’s targeted capital structure and the low cost of the debentures, when the debentures have been callable the Company has believed that it was more economically beneficial for it to not exercise its right to call the debentures. Currently, this economic benefit includes a lower cash cost of paying interest on the debentures than the Company would pay in dividends on the incremental number of shares that would be outstanding. The Company will continue to assess, at times when it is available, the desirability of exercising the call option in the future based on the then existing economic circumstances and the Company’s business objectives.

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

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At September 27, 2009, these contracts had unrealized gains of $19,778, of which $7,927 are recorded in prepaid expenses and other current assets and $11,851 are recorded in other assets. Included in accumulated other comprehensive income at September 27, 2009 are deferred gains, net of tax, of $16,240.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 27, 2009. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 27, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001, 2002 and 2003. These tax assessments are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging these assessments. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge these outstanding tax assessments, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of September 27, 2009, bonds totaling approximately $95.9 million (at September 27, 2009 exchange rates) have been posted related to the 2000, 2001, 2002 and 2003 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them.

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

•

recessions or other economic downturns which can negatively impact the retail and credit markets, and the financial health of the Company’s retail customers and consumers, and which can result in lower employment levels, less consumer disposable income, lower consumer confidence and, as a consequence, lower consumer spending, including lower spending on purchases of the Company’s products;

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

•

greater than expected costs, or unexpected delays or difficulties, associated with the Company’s investment in its joint venture with Discovery Communications, LLC, the rebranding of the joint venture network and the creation of new programming content to appear on the network, including greater than expected costs, or unexpected delays or difficulties, related to the creation of Hasbro Studios LLC and Hasbro Studios’ efforts to develop programming, including programming to appear on the joint venture network;

•

consumer interest in and acceptance of the joint venture network, the programming appearing on the network, products related to the network’s programming, and other factors impacting the financial performance of the joint venture;

•

consumer interest in and acceptance of programming and entertainment created by Hasbro Studios, as well as products related to Hasbro Studios’ programming and entertainment;

•

the costs of complying with product safety and consumer protection requirements worldwide, including the risk that greater regulation in the future may increase such costs, may require changes in the Company’s products and/or may impact the Company’s ability to sell some products in particular markets in the absence of making changes to such products;

•

the risk that one of the Company’s third-party manufacturers will not comply with applicable labor, consumer protection, product safety or other laws or regulations, or with aspects of the Company’s Global Business Ethics Principles, and that such noncompliance will not be promptly detected, either of which could cause damage to the Company’s reputation, harm sales of its products and potentially create liability for the Company;

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

•

the Company's ability to maintain or obtain external financing on terms acceptable to it in order to meet working capital needs;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2009 6/29/09 - 7/26/09	-	-	-	$252,364,317
August 2009 7/27/09 - 8/30/09	378,500	$26.9749	378,500	$242,154,305
September 2009 8/31/09 – 9/27/09	705,000	$28.3321	705,000	$222,180,185
Total	1,083,500	$27.8580	1,083,500	$222,180,185

In February 2008 the Company’s Board of Directors authorized the repurchase of up to $500 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

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
Quarter Ended September 27, 2009.

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

HASBRO, INC. --------------------- (Registrant)

Date: October 30, 2009	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 27, 2009

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
Quarter Ended September 27, 2009.

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