Form 10-K
period 2009-12-27
HASBRO INC
filed 2010-02-24
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐  or  No ☐.

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

The aggregate market value on June 26, 2009 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $3,073,435,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 8, 2010 was 136,369,761.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

Overview

We are a worldwide leader in children’s and family leisure time products and services with a broad portfolio of brands and entertainment properties. As a brand-driven, consumer-focused global company, Hasbro brings to market a wide range of toys, games and licensed products, from traditional to high-tech and digital, under well-known brand names such as TRANSFORMERS, PLAYSKOOL, NERF, LITTLEST PET SHOP, MY LITTLE PONY, G.I. JOE, TONKA, MILTON BRADLEY, PARKER BROTHERS, CRANIUM and WIZARDS OF THE COAST. Our offerings encompass a broad variety of games, including traditional board, card, hand-held electronic, trading card, role-playing and DVD games, as well as electronic learning aids and puzzles. Toy offerings include boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy related specialty products. In addition, we license certain of our trademarks, characters and other property rights to third parties for use in connection with digital gaming, consumer promotions, and for the sale of non-competing toys and games and non-toy products. We also seek to expand awareness of our brands through immersive entertainment experiences, including television and movies. In 2009 we purchased a 50% interest in a joint venture with Discovery Communications, Inc. (“Discovery”). This joint venture operates a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming.

Product Categories

We market our brands under the following primary product categories: (1) boys’ toys; (2) games and puzzles; (3) girls’ toys; and (4) preschool toys. Descriptions of these product categories are as follows:

Our boys’ toys category includes a wide range of core brand offerings such as TRANSFORMERS and G.I. JOE action figures and accessories, NERF sports and action products, as well as entertainment-based licensed products based on popular movie, television and comic book characters, such as STAR WARS and MARVEL toys and accessories. In the action figure area, a key part of our strategy focuses on the importance of reinforcing the storyline associated with these products through the use of media-based entertainment. In 2009, sales in our boys’ toys category also benefited from major motion picture releases of TRANSFORMERS: REVENGE OF THE FALLEN and G.I. JOE: THE RISE OF COBRA. In addition, STAR WARS, SPIDER-MAN and TRANSFORMERS products were each supported by animated television series. In 2010, the major motion picture IRON MAN 2 is expected to be released based on the MARVEL character. In addition to marketing and developing action figures and accessories for traditional play, the Company also develops and markets products designed for collectors, which has been a key component of the success of the STAR WARS brand. Other key boys’ brands include TONKA and SUPERSOAKER.

Our games and puzzles category includes several well known brands, including MILTON BRADLEY, PARKER BROTHERS, TRIVIAL PURSUIT, CRANIUM, AVALON HILL and WIZARDS OF THE COAST. These brand portfolios consist of a broad assortment of games for children, tweens, families and adults. Core game brands include MONOPOLY, BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, CRANIUM, JENGA, SIMON, CLUE, SORRY!, RISK, BOGGLE, TRIVIAL PURSUIT, GUESS WHO? and BOP IT!, as well as a line of puzzles for children and adults, including the BIG BEN and CROXLEY lines of puzzles. WIZARDS OF THE COAST offers trading card and role-playing games, including MAGIC: THE GATHERING, DUEL MASTERS and DUNGEONS & DRAGONS. We seek to keep our game brands relevant through sustained marketing programs, such as FAMILY GAME NIGHT, as well as by offering consumers new ways to experience these brands.

In our girls’ toys category, we seek to provide a traditional and wholesome play experience. Girls’ toy brands include LITTLEST PET SHOP, MY LITTLE PONY, FURREAL FRIENDS, BABY ALIVE and STRAWBERRY SHORTCAKE. In 2010, we will seek to expand the MY LITTLE PONY brand through television programming.

Our preschool toys category encompasses a range of products for infants and preschoolers in the various stages of development. Our preschool products include a portfolio of core brands marketed primarily under the PLAYSKOOL trademark. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, WEEBLES, SIT ’N SPIN and GLOWORM, along with a successful line of infant toys including STEP START WALK N’ RIDE, 2-IN-1 TUMMY TIME GYM and BUSY BALL POPPER. Through our preschool marketing programs, we seek to provide consumer friendly information that assists parents in understanding the developmental milestones their children will encounter as well as the role each PLAYSKOOL product can play in helping children to achieve these developmental milestones. In addition, our preschool category also includes certain TONKA lines of trucks and interactive toys and the PLAY-DOH brand. We recently entered into a ten-year agreement with Sesame Workshop that provides us with the licensed rights to produce products based upon the SESAME STREET portfolio of characters, including ELMO, BIG BIRD, and COOKIE MONSTER, among others, commencing in 2011.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products as listed above. Our toy, game and puzzle products are developed by a global development group. We also have a global marketing function which establishes brand direction and assists the segments in establishing certain local marketing programs. The costs of these groups are allocated to the principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for non-competing products and also conducts our movie, television and online entertainment operations. In addition, our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments. Financial information with respect to our segments and geographic areas is included in note 17 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

The Company’s strategy is focused around re-imagining, re-inventing, and re-igniting its brands globally through the development and marketing of innovative toy and game products, providing immersive entertainment experiences for our consumers, and expansion of our brands into other consumer products. The following is a discussion of each segment.

U.S. and Canada

This segment engages in the marketing and sale of our product categories in the United States and Canada. The U.S. and Canada segment’s strategy is based on promoting our brands through innovation and reinvention of toys and games. This is accomplished through introducing new initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. This strategy leverages off of efforts to increase consumer awareness of the Company’s core brands through entertainment experiences such as motion pictures, television and publishing. Major 2009 brands and products included TRANSFORMERS, LITTLEST PET SHOP, STAR WARS, NERF, MONOPOLY, PLAYSKOOL, PLAY-DOH, MARVEL products, MAGIC: THE GATHERING, G.I. JOE, MY LITTLE PONY and FURREAL FRIENDS.

International

The International segment engages in the marketing and sale of our product categories to retailers and wholesalers in most countries in Europe, Asia Pacific and Latin and South America and through distributors in those countries where we have no direct presence. In addition to growing core brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into Eastern Europe and emerging markets in Asia and Latin and South America. In recent years, we expanded our operations in Brazil, China, Russia, the Czech Republic, Romania and Korea. We will continue to expand operations in emerging markets in future years through the establishment of subsidiaries or increased involvement with our existing distributors. Key international brands for 2009 included TRANSFORMERS, LITTLEST PET SHOP, MONOPOLY, TRIVIAL PURSUIT, STAR WARS, PLAYSKOOL and MY LITTLE PONY.

Entertainment and Licensing

Our Entertainment and Licensing segment includes our lifestyle licensing, digital licensing, movie, television and online entertainment operations. Our lifestyle licensing category seeks to promote our brands through the out-licensing of our intellectual properties to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings, such as apparel, publishing, home goods and electronics.

Our digital licensing category seeks to promote our brands through the out-licensing of our intellectual properties in the digital area, such as for applications on mobile phones, personal computers, and video game consoles. This is primarily done through our long-term strategic alliance with Electronic Arts Inc. (“EA”), which provides EA with the exclusive worldwide rights to create digital games for all of these major platforms based on most of our toy and game intellectual properties.

As noted above, in 2009, we purchased a 50% interest in a joint venture with Discovery that operates a television network in the United States. This network is dedicated to providing high-quality children’s and family entertainment and educational programming. The network is expected to have approximately 60 million subscribers at relaunch. The rebranded network, THE HUB, is expected to launch in the fall of 2010. To support this venture, we established a virtual television studio that will produce programming for the network as well as distribute this programming internationally. The programming will primarily be based on our brands, but will also include third-party branded content. The studio will have a coordinated development process that aligns with the network.

In addition to the above, we also seek to promote and leverage our brands through major motion pictures. In 2009, TRANSFORMERS: REVENGE OF THE FALLEN and G.I. JOE: THE RISE OF COBRA were released based on our brands. We also have a long-term strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of our core brands, with an option to produce two additional movies. The first movie under this relationship is expected to be released in 2012.

Promotion of our brands through major motion pictures and television programming provides our consumers with the ability to experience our brands in a different format which we believe can result in increased product sales, royalty revenues, and overall brand awareness. To a lesser extent, we can also earn revenue from our participation in the financial results of motion pictures and related DVD releases and through the distribution of television programming. Revenue from product sales is a component of the U.S. and Canada and International segments, while royalty revenues, including revenues earned from movies and television programming, is included in the Entertainment and Licensing segment.

Global Operations

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

Other Information

To further extend our range of products in the various segments of our business, we sell a portion of our toy and game products directly to retailers, on a direct import basis from the Far East. These sales are reflected in the revenue of the related segment where the customer resides.

Certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a direct business presence.

During the 2009 and 2007 fiscal years, revenues generated from TRANSFORMERS products were approximately $592,000 and $482,000, respectively, which was 14.5% and 12.6%, respectively, of our consolidated net revenues in those years. No other line of products constituted 10% or more of our consolidated net revenues in 2009 or 2007. No individual line of products accounted for 10% or more of our consolidated net revenues during our 2008 fiscal year.

Working Capital Requirements

Our working capital needs are primarily financed through cash generated from operations and, when necessary, proceeds from short-term borrowings and our accounts receivable securitization program. Our borrowings and the use of our accounts receivable securitization program generally reach peak levels during the third quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday season. The strategy of retailers has generally been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that retailers will continue to follow this strategy. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half and, within the second half of the year, the fourth quarter is generally more predominant. In 2009, the second half of the year accounted for approximately 65% of full year revenues with the third and fourth quarters accounting for 31% and 34% of full year revenues, respectively. In years where the Company has products tied to a major motion picture release, such as in 2009 with the mid-year releases of TRANSFORMERS: REVENGE OF THE FALLEN, G.I. JOE: THE RISE OF COBRA and X-MEN ORIGINS: WOLVERINE, and in 2008 with the mid-year releases of IRON MAN, THE INCREDIBLE HULK and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL, this concentration of revenue late in the year may not be as pronounced due to the higher level of sales that occur around and just prior to the time of the motion picture theatrical release.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Retailers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. Unshipped orders at January 24, 2010 and January 25, 2009 were approximately $195,000 and $108,000, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices. The types of programs that we plan to employ to promote sales in 2010 are substantially the same as those we employed in 2009.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak third and fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2009, we utilized cash from our operations, borrowings under our revolving credit agreement as well as our uncommitted lines of credit, and proceeds from our accounts receivable securitization program to meet our cash flow requirements.

Royalties, Research and Development

Our success is dependent on innovation, including both the continuing development of new products and the redesign of existing products for continued market acceptance. Our toy, game and puzzle products are developed by a global development group and the costs of this group are allocated to the selling entities which comprise our principal operating segments. In 2009, 2008, and 2007, we spent $181,195, $191,424 and $167,194, respectively, on activities relating to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

We also produce a number of toys and games under trademarks and copyrights utilizing the names or likenesses of characters from movies, television shows and other entertainment media, for whose rights we compete with other toy and game manufacturers. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by these license agreements. In 2009, 2008, and 2007, we incurred $330,651, $312,986 and $316,807, respectively, of royalty expense. A portion of this expense relates to amounts paid in prior years as royalty advances. Our royalty expenses in any given year vary depending upon the timing of movie releases and other entertainment.

Marketing and Sales

As we are focused on re-imagining, re-inventing and re-igniting our many brands on a consistent global basis, we have a global marketing function which establishes brand direction and messaging, as well as assists the selling entities in establishing certain local marketing programs. The costs of this group are allocated to the selling entities which comprise our principal operating segments. Our products are sold nationally and internationally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. While we have thousands of customers, there has been significant consolidation at the retail level over the last several years in our industry. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. While the consolidation of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2009, net revenues from our three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys “R” Us, Inc., represented 25%, 13% and 11%, respectively, of consolidated net revenues, and sales to our top five customers, including Wal-Mart,

Target and Toys “R” Us, Inc., accounted for approximately 54% of our consolidated net revenues. In the U.S. and Canada segment, approximately 74% of our net revenues were derived from our top three customers.

We advertise many of our toy and game products extensively on television. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase certain of our new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows. In 2009 we spent $412,580 on advertising, promotion and marketing programs compared to $454,612 in 2008 and $434,742 in 2007.

Manufacturing and Importing

During 2009 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

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

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2010 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status by, the People’s Republic of China, or other factors which increase the cost of manufacturing in China, such as higher Chinese labor costs or an appreciation in the yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured in China and imported into other markets.

We purchase dies and molds from independent United States and international sources.

Competition

We are a worldwide leader in the design, manufacture and marketing of games and toys, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with companies that offer branded entertainment focused on children and their families.

Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products. To a lesser extent, competition is also based on product pricing.

In addition to contending with competition from other toy and game companies, in our business we must deal with the phenomenon that many children have been moving away from traditional toys and games at a younger age and the array of products and entertainment offerings competing for the attention of children has expanded. We refer to this as “children getting older younger.” As a result, our products not only compete with the offerings of other toy and game manufacturers, but we must compete, particularly in meeting the demands of older children, with the entertainment offerings of many other companies, such as makers of video games and consumer electronic products.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry continually creates new opportunities for existing competitors and start-ups to develop products which compete with our toy and game offerings.

Employees

At December 27, 2009, we employed approximately 5,800 persons worldwide, approximately 3,100 of whom were located in the United States.

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

Consumer product safety laws also exist in some states and cities within the United States and in certain foreign markets such as Canada, Australia and Europe. We utilize laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, other applicable domestic and international product standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that our products are or will be hazard free. Any material product recall or other safety issue impacting our product could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, and could negatively affect sales of our other products as well.

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

Financial Information about International and United States Operations

The information required by this item is included in note 17 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report and is incorporated herein by reference.

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

The volatility of ever-evolving consumer preferences, combined with the high level of competition and low barriers to entry in the family entertainment industry, make it difficult to maintain and build upon the success of existing products and product lines or introduce successful new products. In addition, an inability to develop and introduce planned new products and product lines in a timely and cost-effective manner may damage our business.

The family entertainment business is a fashion industry and evolves quickly. Our success is critically dependent upon the consumer appeal of our products. Our failure to successfully anticipate, identify and react to children’s interests and the current preferences in family entertainment could significantly lower sales of our products and harm our business and profitability.

A decline in the popularity of our existing products and product lines, or the failure of our new products and product lines to achieve and sustain interest from retailers and consumers, could significantly lower our revenues and operating margins, which would in turn harm our profitability, business and financial condition. In our industry, it is critical to identify and offer what are considered to be the next “hot” toys and games on children’s “wish lists” and to effectively anticipate children’s evolving entertainment interests. Our continued

success will depend on our ability to develop, market and sell popular toys, games and other entertainment offerings, and license our brands for products which are sought after by both children and their parents. We seek to achieve and maintain market popularity for our products through the continued re-imagination, re-invigoration and extension of our existing family entertainment properties in ways we believe will capture evolving consumer interest and imagination, offer immersive brand experiences and remain relevant in today’s world, and by developing, introducing and gaining customer interest for new family entertainment products. This process involves anticipating and extending successful play patterns, offering continual product innovation and identifying entertainment concepts and properties that appeal to children’s imaginations. However, consumer preferences with respect to family entertainment are continuously changing and are difficult to anticipate. Evolving consumer tastes, coupled with an ever changing pipeline of entertainment properties and products which compete for consumer interest and acceptance, create an environment in which some products can fail to achieve consumer acceptance, and other products can be extremely popular during a certain period in time but then rapidly be replaced in consumer’s minds with other properties. As a result, individual family entertainment products and properties often have short consumer life cycles.

Not only must we address rapidly changing consumer tastes and interests but we face competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer purchasing. In addition to existing competitors, the barriers to entry for new participants in the family entertainment industry are low. New participants with a popular product idea or entertainment property can gain access to consumers and become a significant source of competition for our products. In some cases our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products.

The challenge of developing and offering products that are sought after by children is compounded by the trend of children “getting older younger”. By this we mean that children are expanding their interests beyond traditional toys and games to a wider array of entertainment products at younger ages and, as a result, at younger and younger ages, our products compete with the offerings of video game suppliers, consumer electronics companies and other businesses outside of the traditional toy and game industry.

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

Delays or increased costs associated with the development and offering of entertainment media based upon or related to our brands, or lack of sufficient consumer interest in such entertainment media, can harm our business.

As part of our strategy of offering immersive brand experiences, we look to offer consumers the ability to enjoy our brands in as many different forms and formats as possible. Entertainment media, in forms such as motion pictures and television, can provide popular platforms for consumers to experience our brands and the success of such media efforts can significantly impact demand for our products and our financial success.

The success of our products is often dependent on the timelines and effectiveness of media efforts. Television programming, movie and DVD releases, comic book releases, and other media efforts are often critical in generating interest in our products and brands. Not only our efforts, but the efforts of third parties, heavily impact the launch dates and success of these media efforts. When we say that products or brands will be supported by certain media releases, those statements are based on our current plans and expectations. Unforeseen factors may delay these media releases or even lead to their cancellation. Any delay or cancellation of planned product development work, introductions, or media support may decrease the number of products we sell and harm our business.

Similarly, if our and our partners’ media efforts fail to garner sufficient consumer interest and acceptance, our revenues and the financial return from such efforts will be harmed. In 2009 we entered into a joint venture with Discovery Communications, Inc. (“Discovery”). Through that joint venture, we are currently working with Discovery to offer a children’s and family entertainment channel called THE HUB, which is scheduled to debut in the fall of 2010. In connection with this joint venture effort, we are also building a virtual studio, called Hasbro Studios, which will develop and produce entertainment media based on our brands. Lack of consumer interest in and acceptance of THE HUB, programming appearing on THE HUB, other programming developed by Hasbro Studios, and products related to that programming could significantly harm our business. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with the introduction of the rebranded joint venture network, the development of Hasbro Studios and the creation of new content based on our brands to appear on the joint venture network and elsewhere.

At December 27, 2009, $371,783, or 9.5%, of our total assets represented our investment in the Discovery joint venture. If the launch of the rebranded television channel is not successful, or if there are subsequent declines in the success or profitability of the channel, then our investment may become impaired, which could result in a write-down through net earnings.

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

Other economic and public health conditions in the markets in which we operate, including rising commodity and fuel prices, higher labor costs, increased transportation costs, outbreaks of public health pandemics or other diseases, or third party conduct could negatively impact our ability to produce and ship our products, and lower our revenues, margins and profitability.

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

Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow for us to make a profit. Rising fuel and raw material prices, for paperboard and other components such as resin used in plastics, increased transportation costs, and increased labor costs in the markets in which our products are manufactured all may increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability and harm our business.

Other conditions, such as the unavailability of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could further delay our products or increase the cost we pay to produce such products. For example, work stoppages, slowdowns or strikes, an outbreak of a severe public health pandemic, or the occurrence or threat of wars or other conflicts, all could impact our ability to manufacture or deliver product. Any of these factors could result in product delays, increased costs and/or lost sales for our products.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by other parties and licensed to us. The success of entertainment properties for which we have a license, such as MARVEL or STAR WARS related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties. The loss of rights granted pursuant to any of our licensing agreements could harm our business and competitive position.

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 27, 2009, we had $120,115 of prepaid royalties, $43,115 of which are included in prepaid expenses and other current assets and $77,000 of which are included in other assets. Under the terms of existing contracts as of December 27, 2009, we may be required to pay future minimum guaranteed royalties and other licensing fees totaling approximately $331,491. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment based properties we have no guaranty that a particular property or brand will translate into successful toy or game products.

We anticipate that the shorter theatrical duration for movie releases may make it increasingly difficult for us to profitably sell licensed products based on entertainment properties and may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Furthermore, there can be no assurance that a successful brand will continue to be successful or maintain a high level of sales in the future, as new entertainment properties and competitive products are continually being introduced to the market. In the event that we are not able to acquire or maintain successful entertainment licenses on advantageous terms, our revenues and profits may be harmed.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday shopping season. This seasonality is exacerbated by retailers’ quick response inventory management techniques.

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

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 27, 2009, our net revenues from international customers comprised approximately 42% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved markets. Additionally, as we discuss below, we utilize third-party manufacturers located principally in the Far East, to produce the majority of our products, and we have a manufacturing facility in Ireland. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

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

The concentration of our retail customer base means that economic difficulties or changes in the purchasing policies of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 27, 2009, Wal-Mart Stores, Inc., Target Corporation, and Toys “R” Us, Inc., accounted for approximately 25%, 13% and 11%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Target and Toys “R” Us, in the aggregate accounted for approximately 54% of our consolidated net revenues. In the U.S. and Canada segment, approximately 74% of the net revenues of the segment were derived from our top three customers. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also means that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. Increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. In addition, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and result in higher bad debt expense.

Our use of third-party manufacturers to produce the majority of our toy products, as well as certain other products, presents risks to our business.

We own and operate two game and puzzle manufacturing facilities, one in East Longmeadow, Massachusetts and the other in Waterford, Ireland. However, most of our toy products, in addition to certain other products, are manufactured by third-party manufacturers, most of whom are located in the People’s Republic of China. Although our external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary, if we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, including natural disasters or pandemics, our operations would be disrupted, potentially for a significant period of time, while alternative sources of supply were secured. This delay could significantly reduce our revenues and profitability, and harm our business.

Given that the majority of our manufacturing is conducted by third-party manufacturers located in the People’s Republic of China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, as well as increases in the costs of labor and other costs of doing business in China, could have a significant negative impact on our operations, revenues and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese yuan, which may result in an increase in the cost of producing products in China, increases in labor costs and difficulties in moving products manufactured in China out of Asia and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations by the United States or the European Union against products imported by us from, or the loss of “normal trade relations” status with, the People’s Republic of China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third party manufacturer by government inspectors in China could result in delays to us in obtaining product and may harm sales.

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

Part of our strategy for remaining relevant to children is to offer innovative children’s toy and game electronic products. The margins on many of these products are lower than more traditional toys and games and such products may have a shorter lifespan than more traditional toys and games. As a result, sales of children’s toy and game electronic products may lower our overall operating margins and produce more volatility in our business.

As children have grown “older younger” and have otherwise become interested in more and more sophisticated and adult products, such as videogames and consumer electronics, at younger and younger ages, we have sought to keep our products relevant for these consumers. One initiative we have pursued to capture the interest of children is to offer innovative children’s electronic toys and games. Examples of such products in the last few years include our I-branded products such as I-DOG and I-CAT, and our FURREAL FRIENDS line of products, including BUTTERSCOTCH PONY, BISCUIT MY LOVIN’ PUP and KOTA. These products, if successful, can be an effective way for us to connect with consumers and increase sales. However, children’s electronics, in addition to the risks associated with our other family entertainment products, also face certain additional risks.

Our costs for designing, developing and producing electronic products tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to recoup these higher costs through sufficient sales quantities and to reflect higher costs in higher prices is constrained by heavy competition in consumer electronics and entertainment products, and can be further constrained by difficult economic conditions. As a consequence, our margins on the sales of electronic products tend to be lower than for more traditional products and we can face increased risk of not achieving sales sufficient to recover our costs. In addition, the pace of change in product offerings and consumer tastes in the electronics area is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter than traditional toys and games.

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

As an additional source of working capital and liquidity, we currently have a $250,000 accounts receivable securitization program. Under this program, we sell on an ongoing basis, substantially all of our domestic U.S. dollar denominated trade accounts receivable to a bankruptcy remote special purpose entity. Under this facility, the special purpose entity is able to sell, on a revolving basis, undivided ownership interests in the eligible receivables to bank conduits. During the term of the facility, we must maintain certain performance ratios. If we fail to maintain these ratios, we could be prevented from accessing this cost-effective source of working capital and short-term financing. Additionally, changes in financial reporting, regulatory or other requirements which went into effect in 2010 or may occur in the future may significantly increase the cost of our accounts receivable securitization facility, which could make use of such a facility uneconomical.

We believe that our cash flow from operations, together with our cash on hand and access to existing credit facilities and our accounts receivable securitization facility, are adequate for current and planned needs in 2010. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing our available cash balance, such as unexpected material operating losses or increased capital or other expenditures, as well as increases in inventory or accounts receivable that are ineligible for sale under our securitization facility, regulatory or accounting changes which make accounts receivable securitization facilities more expensive or otherwise less desirable as sources of working capital funding, or other future events that may reduce or eliminate the availability of external financial resources.

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

As of December 27, 2009, we had $1,134,723 of total principal amount of indebtedness outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all. This total indebtedness includes $249,828 in aggregate principal amount of 2.75% senior convertible debentures that we issued in 2001. On December 1, 2011 and December 1, 2016, and upon the occurrence of certain fundamental corporate changes, holders of the 2.75% senior convertible debentures may require us to purchase their debentures. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at our discretion, provided that we will pay accrued and unpaid interest in cash. We may not have sufficient cash at that time to make the required repurchases and may be required to settle in shares of common stock.

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

As a large, multinational corporation, we are subject to a host of governmental regulations throughout the world, including antitrust, customs and tax requirements, anti-boycott regulations, environmental regulations and the Foreign Corrupt Practices Act. Complying with these regulations imposes costs on us which can reduce our profitability and our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could further harm our business and financial condition.

Our business is dependent on intellectual property rights and we may not be able to protect such rights successfully. In addition, we have a material amount of acquired product rights which, if impaired, would result in a reduction of our net earnings.

Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. However, as of December 27, 2009, we had $554,567 of acquired product and licensing rights included in other assets on our balance sheet. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions have been a significant part of our historical growth and have enabled us to further broaden and diversify our product offerings. In making acquisitions, we target companies that we believe offer attractive family entertainment products or the ability for us to leverage our entertainment offerings. In the case of our joint venture with Discovery Communications, Inc., we looked to partner with a company that has shown the ability to establish and operate compelling entertainment channels. However, we cannot be certain that the products of companies we may acquire, or acquire an interest in, in the future will achieve or maintain popularity with consumers or that any such acquired companies or investments will allow us to more effectively market our products. In some cases, we expect that the integration of the companies that we acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies that we believe have strong and creative management, in which case we plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will develop popular and profitable products or services in the future.

From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

As is the case with many large multinational corporations, we are subject, from time to time, to regulatory investigations, litigation and arbitration disputes. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant expense for us and harm our business. The fact that we operate in significant numbers of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be periodically evaluated for impairment. At December 27, 2009, $475,931, or 12.2%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net earnings caused by the write-down of goodwill or our investment in the joint venture could harm our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used in the U.S. and Canada, Global Operations and Entertainment and Licensing segments as well as for corporate functions. The Company also owns an adjacent building consisting of approximately 23,000 square feet that is used in the corporate function. In addition, the Company leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet that is used in the corporate function as well as in the Global Operations and Entertainment and Licensing segments. In addition to the above facilities, the Company also leases office space consisting of approximately 95,400 square feet in Renton, Washington as well as warehouse space aggregating approximately 1,939,000 square feet in Georgia, California, Texas and Quebec that are also used in the U.S. and Canada segment.

The Company owns manufacturing plants in East Longmeadow, Massachusetts and Waterford, Ireland. The East Longmeadow plant consists of approximately 1,148,000 square feet and is used in the U.S. and Canada and Global Operations segments. The Waterford plant consists of approximately 244,000 square feet and is used in our Global Operations segment. The Global Operations segment also leases an aggregate of 87,900 square feet of office and warehouse space in Hong Kong used in this segment as well as approximately 52,300 square feet of office space leased in China.

In the International segment, the Company leases or owns property in over 25 countries. The primary locations in the International segment are in the United Kingdom, Mexico, Germany, France, Spain, Australia and Brazil, all of which are comprised of both office and warehouse space.

The above properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.

The Company believes that its facilities are adequate for its needs. The Company believes that, should it not be able to renew any of the leases related to its leased facilities, it could secure similar substitute properties without a material adverse impact on its operations.

Item 3.	Legal Proceedings

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001, 2002, 2003 and 2004. These tax assessments, which total approximately $130 million in aggregate (including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2003 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; and the 2003 assessment in March 2009. The Company is challenging the 2004 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2003, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of December 27, 2009, bonds totaling approximately $105 million (at year-end 2009 exchange rates) have been posted related to the 2000, 2001, 2002 and 2003 assessments. These bonds guarantee the full amounts of the related outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post a bond related to the 2004 assessment.

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

			Period
			Serving in
			Current
Name	Age	Position and Office Held	Position

Brian Goldner(1)	46	President and Chief Executive Officer	Since 2008
David D. R. Hargreaves(2)	57	Chief Operating Officer	Since 2008
Deborah Thomas(3)	46	Senior Vice President and Chief Financial Officer	Since 2009
John Frascotti(4)	49	Global Chief Marketing Officer	Since 2008
Duncan Billing(5)	51	Global Chief Development Officer	Since 2008
Barry Nagler(6)	53	Senior Vice President, Chief Legal Officer and Secretary	Since 2008
Martin R. Trueb	57	Senior Vice President and Treasurer	Since 1997

(1)	Prior thereto, Chief Operating Officer from 2006 to 2008; prior thereto, President, U.S. Toys Segment from 2003 to 2006.

(2)	Prior thereto, Chief Operating Officer and Chief Financial Officer from 2008 to 2009; prior thereto, Executive Vice President, Finance and Global Operations and Chief Financial Officer from 2007 to 2008; prior thereto, Senior Vice President and Chief Financial Officer from 2001 to 2007.

(3)	Prior thereto, Senior Vice President, Head of Corporate Finance from 2008 to 2009; prior thereto, Senior Vice President and Controller from 2003 to 2008.

(4)	Mr. Frascotti joined the Company in January 2008. Prior thereto he was employed by Reebok International, Ltd., serving as Senior Vice President, New Business, Acquisitions and Licensing from 2002 to 2005, and as Senior Vice President, Sports Division from 2005 to 2008.

(5)	Prior thereto, Chief Marketing Officer, U.S. Toy Group since 2004; prior thereto, General Manager, Big Kids Division, since 2002.

(6)	Prior thereto, Senior Vice President, General Counsel and Secretary since 2001.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on the New York Stock Exchange under the symbol “HAS”. The following table sets forth the high and low sales prices as reported on the Composite Tape of the New York Stock Exchange and the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices		Cash Dividends
Period	High	Low	Declared

2009
1st Quarter	$29.91	21.14	$0.20
2nd Quarter	29.23	22.27	0.20
3rd Quarter	29.36	22.79	0.20
4th Quarter	32.47	26.82	0.20
2008
1st Quarter	$29.07	21.57	$0.20
2nd Quarter	39.63	27.73	0.20
3rd Quarter	41.68	33.23	0.20
4th Quarter	35.81	21.94	0.20

The approximate number of holders of record of the Company’s Common Stock as of February 8, 2010 was 9,300.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

				(d) Maximum Number
				(or Approximate Dollar
			(c) Total Number of Shares	Value) of Shares (or
	(a) Total Number	(b) Average Price	(or Units) Purchased as	Units) that May Yet Be
	of Shares (or	Paid per Share	Part of Publicly Announced	Purchased Under the
Period	Units) Purchased	(or Unit)	Plans or Programs	Plans or Programs

October 2009 9/28/09 — 10/25/09	678,100	$27.9630	678,100	$203,218,501
November 2009 10/26/09 — 11/29/09	772,500	$28.5458	772,500	$181,166,876
December 2009 11/30/09 — 12/27/09	637,500	$30.9540	637,500	$161,433,680
Total	2,088,100	$29.0918	2,088,100	$161,433,680

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

Item 6.	Selected Financial Data

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2009	2008	2007	2006	2005

Statement of Operations Data:
Net revenues	$4,067,947	4,021,520	3,837,557	3,151,481	3,087,627
Net earnings	$374,930	306,766	333,003	230,055	212,075
Per Common Share Data:
Net Earnings
Basic	$2.69	2.18	2.13	1.38	1.19
Diluted	$2.48	2.00	1.97	1.29	1.09
Cash dividends declared	$0.80	0.80	0.64	0.48	0.36
Balance Sheet Data:
Total assets	$3,896,892	3,168,797	3,237,063	3,096,905	3,301,143
Total long-term debt	$1,131,998	709,723	845,071	494,917	528,389
Ratio of Earnings to Fixed Charges(1)	7.96	8.15	10.86	9.74	8.33
Weighted Average Number of Common Shares:
Basic	139,487	140,877	156,054	167,100	178,303
Diluted	152,780	155,230	171,205	181,043	197,436

(1)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes.

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

Executive Summary

The Company earns revenue and generates cash through the sale of a variety of toy and game products, as well as through the out-licensing of rights for use of its properties in connection with non-competing products, including digital games, offered by third parties. The Company sells its products both within the United States and in a number of international markets. The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2009, 2008 and 2007, the second half of the year accounted for 65%, 63% and 66% of the Company’s net revenues, respectively. While many of the Company’s products are based on brands the Company owns or controls, the Company also offers products which are based on licensed rights from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties owned by third parties, such as the MARVEL and STAR WARS properties.

The Company’s business is separated into three principal business segments, U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin and South American marketing and sales operations. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations. In addition to these three primary segments, the Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing and entertainment experiences presented for the consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, offering immersive entertainment experiences which allow consumers to experience the Company’s brands across different forms and formats, and optimizing efficiencies within the Company to reduce costs, increase operating profits and maintain a strong balance sheet. The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE, NERF and TONKA, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During 2009 the Company had strong revenues from core brands, namely TRANSFORMERS, LITTLEST PET SHOP, NERF, MONOPOLY, PLAYSKOOL, PLAY-DOH, MAGIC: THE GATHERING and G.I. JOE. The Company’s strategy of re-imagining, re-inventing and re-igniting its brands has been instrumental to achieving its overall long-term growth objectives.

The Company also seeks to drive revenues by increasing the visibility of its core brands through entertainment. As an example of this, in June of 2009, the TRANSFORMERS: REVENGE OF THE FALLEN motion picture was released as a sequel to the 2007 motion picture TRANSFORMERS. In addition, in August 2009, the motion picture G.I. JOE: THE RISE OF COBRA was released. The Company developed and marketed product lines based on these motion pictures. As a result of pairing these core brands with motion picture entertainment, both the movies and the product lines benefited. In addition, the Company has entered into a strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of Hasbro’s core brands, with the potential for production of two additional pictures. The first movie is expected to be released in 2012. As part of its strategy, in addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands which has proved instrumental to achieving its overall long-term growth objectives.

In April 2009 the Company announced the entry into an agreement to form a joint venture with Discovery Communications, Inc. (“Discovery”) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. The transaction closed in May 2009. Programming on the network will include content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties. The Company expects the rebranded network, THE HUB, to debut in late fall of 2010 and believes that it will reach approximately 60 million homes in the U.S. at that time, with programming targeted to children 14 years of age and under. The Company believes that this effort will support its strategy of growing its core brands well beyond traditional toys and games and to provide immersive entertainment experiences for consumers of all ages in any form or format. In connection with this transaction, the Company has begun building an internal creative group that will be responsible for the creation and development of television programming based on Hasbro’s brands. The Company expects to incur a certain level of investment spending leading up to the debut of the rebranded channel, as well as costs in 2010 and beyond related to the production of television programming.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”); Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the Sesame Street brand of characters. The majority of product offerings under the Sesame Workshop license will commence in 2011. In 2009 and 2008, the Company had significant sales of products related to the Company’s license with Marvel, primarily due to the movie releases of IRON MAN in May 2008, THE INCREDIBLE HULK in June 2008 and X-MEN ORIGINS: WOLVERINE in May 2009. In addition, the Company had significant sales in 2008 of products related to the movie release of STAR WARS: CLONE WARS in August 2008 as well as sales from the movie release of INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL in May 2008. During 2009 the Company has also had a high level of revenues from products related to television programming based on SPIDER-MAN and STAR WARS.

While gross profits of theatrical entertainment-based products are generally higher than many of the Company’s other products, sales from these products, including our owned or controlled brands based on a movie release, also incur royalty expense. Such royalties reduce the impact of these higher gross margins. In certain instances, such as with Lucasfilm’s STAR WARS, the Company may also incur amortization expense on property right-based assets acquired from the licensor of such properties, further impacting profits earned on these products.

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, the Company entered into a multi-year strategic agreement with Electronic Arts Inc. (“EA”) in 2007. The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, G.I. JOE and LITTLEST PET SHOP. A number of products under this agreement have been released in 2008 and 2009 and the line will continue to be updated and expanded in 2010.

The Company is also investing to grow its business in emerging markets. During the last two years, the Company expanded its operations in China, Brazil, Russia, Korea, Romania and the Czech Republic. In

addition, the Company is seeking to grow its business in entertainment and digital gaming, and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms of media. In addition to the Discovery joint venture discussed above, another example of this includes the acquisition of Cranium, Inc., a developer and marketer of CRANIUM branded games and related products, in 2008. In addition, in the second quarter of 2008, the Company acquired the rights to TRIVIAL PURSUIT, a brand which the Company had previously licensed on a long-term basis. Ownership of the rights will allow the Company to further leverage the brand in different media. In 2009, the Company continued to expand its brand portfolio through several smaller brand acquisitions that it believes will be complementary to its core brands.

While the Company remains committed to investing in the growth of its business, it also continues to be focused on reducing fixed costs through efficiencies and on profit improvement. Over the last 7 years the Company has improved its full year operating margin from 7.8% in 2002 to 14.5% in 2009. The Company reviews its operations on an ongoing basis and seeks to reduce the cost structure of its underlying business and promote efficiency.

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, over the last five years, the Company’s Board of Directors (the “Board”) has adopted four successive share repurchase authorizations with a cumulative authorized repurchase amount of $1,700,000. After fully exhausting the prior three authorizations, the fourth authorization was approved on February 7, 2008 for $500,000. For the years ended 2009, 2008 and 2007, the Company spent $90,994, $357,589 and $587,004, respectively, to repurchase 3,172, 11,736 and 20,795 shares, respectively, in the open market. Also in 2007, the Company paid $200,000 in cash to repurchase exercisable warrants for 15,750 shares of the Company’s common stock. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions. At December 27, 2009, the Company had $161,434 remaining under the February 2008 authorization. In addition, in February 2010 the Company announced an increase in its quarterly dividend to $0.25 per share.

During 2009, the Company operated in an environment of both a stronger U.S. dollar relative to foreign currencies compared to 2008 as well as weakened overall economic conditions. Accordingly, the Company has sought to mitigate the impact of these conditions by instituting a variety of cost control initiatives. As of December 27, 2009 the Company had $636,045 in cash and cash equivalents and had available capacity, if needed, under its revolving credit agreement and accounts receivable securitization program. In connection with the announcement of a joint venture agreement with Discovery in April 2009, the Company made a $300,000 cash payment to purchase its 50% share of the joint venture. The Company funded its investment through the issuance of debt with a principal amount of $425,000 in May 2009. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit, accounts receivable securitization program and other borrowing facilities are adequate to meet its working capital needs for 2010.

Summary

The components of the results of operations, stated as a percent of net revenues, are illustrated below for each of the three fiscal years ended December 27, 2009.

	2009	2008	2007

Net revenues	100.0%	100.0%	100.0%
Cost of sales	41.2	42.1	41.1

Gross profit	58.8	57.9	58.9
Amortization	2.1	1.9	1.8
Royalties	8.1	7.8	8.2
Research and product development	4.5	4.8	4.4
Advertising	10.1	11.3	11.3
Selling, distribution and administration	19.5	19.8	19.7

Operating profit	14.5	12.3	13.5
Interest expense	1.5	1.2	0.9
Interest income	(0.1)	(0.5)	(0.8)
Other (income) expense, net	0.1	0.6	1.4

Earnings before income taxes	13.0	11.0	12.0
Income taxes	3.8	3.4	3.3

Net earnings	9.2%	7.6%	8.7%

Results of Operations

Each of the fiscal years in the three-year period ended December 27, 2009 were fifty-two week periods.

Net earnings for the fiscal year ended December 27, 2009 were $374,930, or $2.48 per diluted share. This compares to net earnings for fiscal 2008 and 2007 of $306,766 and $333,003, or $2.00 and $1.97 per diluted share, respectively.

Net earnings for 2009 include dilution from the Company’s investment in the joint venture with Discovery and its issuance of $425,000 of long-term debt, both of which closed in May 2009, as well as the start-up of the Company’s internal television studio. Net earnings for 2007 includes non-operating expense related to the change in fair value of certain warrants required to be classified as a liability of $44,370. These warrants were repurchased during May 2007. Net earnings for 2007 also includes a favorable tax adjustment of $29,619 related to the recognition of certain previously unrecognized tax benefits.

In January 2008, the Company acquired Cranium, Inc. (“Cranium”). The results of operations for 2008 include the operations of Cranium from the acquisition closing date of January 25, 2008.

Consolidated net revenues for the year ended December 27, 2009 were $4,067,947 compared to $4,021,520 in 2008 and $3,837,557 in 2007. Most of the Company’s net revenues and operating profits were derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. Consolidated net revenues in 2009 were negatively impacted by foreign currency translation of approximately $65,200 as a result of the stronger U.S. dollar in 2009 as compared to 2008. Consolidated net revenues in 2008 were also negatively impacted by foreign currency translation of approximately $10,300 as a result of the stronger U.S. dollar in 2008 as compared to 2007.

The following table presents net revenues and operating profit data for the Company’s three principal segments for 2009, 2008 and 2007.

		%		%
	2009	Change	2008	Change	2007

Net Revenues
U.S. and Canada	$2,447,943	2%	$2,406,745	5%	$2,293,742
International	$1,459,476	(3)%	$1,499,334	4%	$1,444,863
Entertainment and Licensing	$155,013	44%	$107,929	24%	$87,245
Operating Profit
U.S. and Canada	$380,580	34%	$283,152	(2)%	$287,800
International	$162,159	(2)%	$165,186	(13)%	$189,783
Entertainment and Licensing	$65,572	28%	$51,035	31%	$38,881

U.S. and Canada

U.S. and Canada segment net revenues for the year ended December 27, 2009 increased 2% to $2,447,943 from $2,406,745 in 2008. The increase in net revenues in 2009 was primarily due to increased revenues in the boys’ toys category, primarily as a result of increased sales of TRANSFORMERS and G.I. JOE products due to the theatrical releases of TRANSFORMERS: REVENGE OF THE FALLEN in June 2009 and G.I. JOE: THE RISE OF COBRA in August 2009, as well as increased sales of NERF products. Increased sales in the boys’ toys category were partially offset by decreased sales of STAR WARS, MARVEL and INDIANA JONES products. The increase in U.S. and Canada segment net revenues for 2009 was also due to increased revenues in the preschool category primarily resulting from higher sales of TONKA and PLAY-DOH products, partially offset by decreased sales of PLAYSKOOL products. Revenues from sales of PLAYSKOOL products declined primarily as a result of decreased sales of ROSE PETAL COTTAGE products which are no longer in the Company’s product line. Revenues from the girls’ toys category decreased primarily as a result of lower sales of BABY ALIVE and I-DOG products, partially offset by sales of STRAWBERRY SHORTCAKE products which were reintroduced to the Company’s line in the second quarter of 2009. Although revenues from LITTLEST PET SHOP products decreased slightly in 2009, sales of these products remained a significant contributor to U.S. and Canada segment net revenues in 2009. Net revenues in the games and puzzles category decreased slightly in 2009, primarily due to decreased sales of traditional board games, partially offset by increased revenues from sales of MAGIC: THE GATHERING trading cards. Net revenues in 2009 were also negatively impacted by decreased sales of TOOTH TUNES products, which have been discontinued in the Company’s product line.

U.S. and Canada operating profit increased to $380,580 in 2009 from $283,152 in 2008. Operating profit in 2009 was positively impacted by approximately $3,100 due to the translation of foreign currencies to the U.S. dollar. U.S. and Canada gross profit increased in 2009 primarily as a result of the increased revenues discussed above, lower obsolescence charges, and a change in the mix of products sold, primarily due to increased sales of entertainment-based products in 2009 as compared to 2008. The increase in operating profit for 2009 also reflects decreased selling, distribution and administration expenses which primarily reflect lower shipping and distribution costs as well as decreased marketing and sales expenses. In addition, operating profit increased as a result of decreased advertising expense.

U.S. and Canada segment net revenues for the year ended December 28, 2008 increased 5% to $2,406,745 from $2,293,742 in 2007. The impact of foreign currency translation on U.S. and Canada segment net revenues in 2008 was unfavorable and decreased net revenues by approximately $3,100. The increase in net revenues in 2008 was primarily due to higher revenues in the boys’ toys category, driven by increased sales of STAR WARS and NERF products and sales of INDIANA JONES products. Although revenues from TRANSFORMERS and MARVEL products decreased in 2008 compared to 2007, as a result of the significant sales recognized in the prior year due to the theatrical releases of TRANSFORMERS in July 2007 and SPIDER-MAN 3 in May 2007, these lines remained significant contributors to U.S. and Canada segment net revenues in 2008. The overall increase in segment net revenues for 2008 was also due to increased revenues in the games and puzzles category as a result of increased sales of DUEL MASTERS and TRIVIAL PURSUIT games and the impact of the acquisition of Cranium, partially offset by decreased revenues from plug and play games, as well as increased sales of products in the preschool category. Revenues from the girls’ toys category decreased primarily as a result of decreased sales of I-DOG, and to a lesser extent, decreased revenues from MY LITTLE PONY, FURREAL FRIENDS, and LITTLEST PET SHOP. Although revenues from LITTLEST PET SHOP decreased slightly in 2008, sales of these products remained a significant contributor to U.S. and Canada segment net revenues in 2008. Decreases in girls’ toys net revenues were partially offset by increased sales as a result of the reintroduction of EASY-BAKE oven. Revenues in 2008 were also negatively impacted by decreased sales of TOOTH TUNES and POWER TOUR GUITAR, which are no longer in the Company’s product line.

U.S. and Canada operating profit decreased to $283,152 in 2008 from $287,800 in 2007. Operating profit in 2008 was negatively impacted by approximately $1,100 due to the translation of foreign currencies to the U.S. dollar. U.S. and Canada segment gross profits increased in dollars but decreased as a percentage of net revenues in 2008 primarily as a result of the increased promotional programs implemented by the Company in the fourth quarter of 2008, including the provision of sales allowances and markdowns, to address the weak retail environment. The increase in gross profit in dollars was more than offset by increased product development and sales and marketing expenses related to investments the Company made in both core brands and its digital initiative related to its Wizards of the Coast subsidiary; increased amortization as a result of the acquisition of Cranium and the purchase of intellectual property rights related to TRIVIAL PURSUIT; increased royalty expense; and increased shipping and distribution costs, reflecting higher sales volume and higher transportation costs.

International

International segment net revenues for the year ended December 27, 2009 decreased by 3% to $1,459,476 from $1,499,334 in 2008. In 2009, net revenues were negatively impacted by currency translation of approximately $64,500 as a result of a stronger U.S. dollar. Excluding the unfavorable impact of foreign exchange, International segment net revenues increased 2% in local currency in 2009. The increase in local currency net revenues was driven by increased sales in the boys’ toys category, primarily as a result of increased sales of TRANSFORMERS and G.I. JOE products, as well as increased sales of NERF products. Increases in boys’ toys net revenues were partially offset by lower revenues from MARVEL, ACTION MAN, INDIANA JONES and STAR WARS products. Net revenues in the girls’ toys category decreased primarily as a result of decreased sales of MY LITTLE PONY and FURREAL FRIENDS products, partially offset by increased sales of LITTLEST PET SHOP products and sales of STRAWBERRY SHORTCAKE products, which were reintroduced to the Company’s line in the second quarter of 2009. Net revenues in the preschool category decreased primarily as a result of decreased revenues from sales of IN THE NIGHT GARDEN and PLAYSKOOL products, partially offset by increased revenues from sales of PLAY-DOH products. Net revenues in the games and puzzles category decreased slightly as a result of decreased sales of board games. Net revenues in 2009 were also negatively impacted by decreased sales of TOOTH TUNES products, which have been discontinued in the Company’s product line.

International segment operating profit decreased 2% to $162,159 in 2009 from $165,186 in 2008. Operating profit for the International segment in 2009 was positively impacted by approximately $9,500 due to the translation of foreign currencies to the U.S. dollar. Increased local currency gross profit in 2009 as a result of the increased net revenues discussed above was more than offset by increased operating expenses, including the impact of our investments in opening offices in emerging international markets. In addition, International segment operating profit in 2008 was positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000.

International segment net revenues for the year ended December 28, 2008 increased by 4% to $1,499,334 from $1,444,863 in 2007. In 2008 net revenues were negatively impacted by currency translation of approximately $7,400 as a result of a stronger U.S. dollar. The increase in net revenues was primarily the result of increased product sales in the girls’ toys and preschool categories primarily relating to LITTLEST PET SHOP in the girls’ toys category and IN THE NIGHT GARDEN and PLAYSKOOL products in the preschool category. Net revenues in the games and puzzles category decreased primarily as a result of decreased revenues from MAGIC: THE GATHERING products, TRIVIAL PURSUIT products and MONOPOLY products. Net revenues in the boys’ toys category decreased primarily as a result of decreased sales of MARVEL and TRANSFORMERS products, however, both product lines continued to be significant contributors to International segment net revenues in 2008. Decreased net revenues in the boys’ toys category were partially offset by increased sales of STAR WARS and NERF products and sales of INDIANA JONES products. International segment net revenues in 2008 were also negatively impacted by decreased sales of POWER TOUR GUITAR, which was no longer in the Company’s product line.

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

Entertainment and Licensing

During the second quarter of 2009, the Company changed the name of its Other segment to the Entertainment and Licensing segment. This segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations. The Entertainment and Licensing segment’s net revenues for the year ended December 27, 2009 increased 44% to $155,013 from $107,929 for the year ended December 28, 2008. The increase was primarily due to higher lifestyle and digital gaming licensing revenues, primarily relating to TRANSFORMERS and G.I. JOE licensed products.

Entertainment and Licensing segment operating profit increased 28% to $65,572 in 2009 from $51,035 in 2008. Operating profit increased as a result of the higher revenues discussed above, partially offset by increased selling, distribution and administrative expenses which included approximately $7,200 in transaction costs related to the Company’s investment in the joint venture with Discovery, start-up costs associated with the Company’s television studio, as well as increased intangible amortization and royalty expense. While the Discovery joint venture is a component of our television operations, the Company’s 50% share in the earnings from the joint venture are included in other (income) expense and therefore are not a component of operating profit of the segment.

The Entertainment and Licensing segment’s net revenues for the year ended December 28, 2008 increased 24% to $107,929 from $87,245 for the year ended December 30, 2007. The increase reflects licensing revenues related to the Company’s partnership with EA to develop digital games based on the Company’s intellectual property. EA began introducing products based on the Company’s intellectual property in 2008. The increase in revenues from the introduction of these products offset decreases in lifestyle licensing revenues as a result of the significant licensing revenues in 2007 related to the TRANSFORMERS motion picture.

Entertainment and Licensing segment operating profit increased 31% to $51,035 in 2008 from $38,881 in 2007. Operating profit for 2008 increased as a result of the higher revenues discussed above, partially offset by increased selling, distribution and administrative expenses.

Gross Profit

The Company’s gross profit margin increased to 58.8% for the year ended December 27, 2009 from 57.9% in 2008. The increase was partially due to a change in the mix of revenues reflecting higher licensing revenues in 2009. In addition, the increased gross profit reflects a change in product mix primarily due to increased sales of entertainment-based products in 2009 as compared to 2008. While gross profits of theatrical entertainment-based products are generally higher than many of the Company’s other products, sales from these products, including Company owned or controlled brands based on a movie release, also incur royalty expense. Such royalties reduce the benefit of these higher gross margins. Gross profits in 2009 were also positively impacted by lower obsolescence charges. In addition, gross profit in 2008 was negatively impacted by the incremental promotional programs discussed below.

The Company’s gross profit margin decreased to 57.9% for the year ended December 28, 2008 from 58.9% in 2007. The decrease was primarily due to incremental promotional programs, including sales allowances and markdowns, implemented in the fourth quarter of 2008 as a result of the weak retail environment, as well as changes in product mix. Decreases in gross profit as the result of input cost inflation were partially offset by cost savings initiatives and an increase in pricing of certain of the Company’s products. Gross profit in 2007 was also negatively impacted by approximately $10,400 in charges related to the recall of the Company’s EASY-BAKE oven product and by a charge of approximately $10,000 related to a restructuring and related reduction in work force at the Company’s manufacturing facility in East Longmeadow, Massachusetts.

Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 27, 2009:

	2009	2008	2007

Amortization	2.1%	1.9%	1.8%
Royalties	8.1	7.8	8.2
Research and product development	4.5	4.8	4.4
Advertising	10.1	11.3	11.3
Selling, distribution and administration	19.5	19.8	19.7

Amortization expense increased to $85,029 or 2.1% of net revenues in 2009 compared to $78,265 or 1.9% of net revenues in 2008. The increase is primarily a result of accelerated amortization related to a write-down of the carrying value of certain property rights. Amortization expense increased to $78,265 or 1.9% of net revenues in 2008 compared to $67,716 or 1.8% of net revenues in 2007. The increase was primarily the result of the acquisition of Cranium in January 2008 and the purchase of the intellectual property rights related to TRIVIAL PURSUIT in the second quarter of 2008. Property rights of $68,500 and $80,800 were recorded as a result of the Cranium acquisition and the purchase of TRIVIAL PURSUIT, respectively, and are each being amortized over fifteen years. The Company expects amortization expense to decrease in 2010 primarily as a result of the property rights related to Wizards of the Coast becoming fully amortized in the fourth quarter of 2009. Accordingly, based on the Company’s current property rights, the Company expects amortization expense to be approximately $49,000 in 2010.

Royalty expense increased to $330,651 or 8.1% of net revenues in 2009 compared to $312,986 or 7.8% of net revenues in 2008. The increase in royalty expense is primarily the result of increased sales of entertainment-driven products, including TRANSFORMERS and G.I. JOE, partially offset by the impact of foreign exchange. Royalty expense decreased to $312,986 or 7.8% of net revenues in 2008 compared to $316,807 or 8.2% of net revenues in 2007. The decrease in royalty expense was primarily the result of the impact of foreign exchange. Absent this foreign exchange impact, royalty expense decreased slightly as the result of slightly lower sales of entertainment-based products.

Research and product development expense decreased in 2009 to $181,195 or 4.5% of net revenues from $191,424 or 4.8% of net revenues in 2008. The decrease in 2009 primarily reflects an effort to reduce the Company’s overall SKU count and make research and development spending more efficient as part of the Company’s ongoing cost control efforts. Research and product development expense increased in 2008 to $191,424 or 4.8% of net revenues from $167,194 or 4.4% of net revenues in 2007. The increase in 2008 reflected higher investments in the Company’s core brands, increased expenditures relating to the Company’s digital initiatives, as well as additional expenses as a result of the Company’s Cranium acquisition. The Company expects research and product development expense to increase in 2010, primarily as a result of costs associated with the development of products related to the Company’s agreement with Sesame Workshop as well as other entertainment-related properties.

Advertising expense decreased to $412,580 or 10.1% of net revenues in 2009 compared to $454,612 or 11.3% of net revenues in 2008. In years in which the Company has significant sales of products related to major motion picture releases, such as in 2009, advertising expense as a percentage of revenue is generally lower, as such products do not require the same level of advertising that the Company spends on non-entertainment based products. The decrease in advertising expense in 2009 also reflects lower advertisement placement costs as well as the impact of foreign exchange. Advertising expense increased in dollars to $454,612 in 2008 from $434,742 in 2007, but remained flat as a percentage of net revenues at 11.3%. The increase in dollars was primarily the result of higher spending to increase awareness of the Company’s brands.

Selling, distribution and administration expenses decreased to $793,558 or 19.5% of net revenues in 2009, compared to $797,209 or 19.8% of net revenues in 2008. Absent the impact of foreign exchange, selling, distribution and administration expenses increased in 2009. Included in selling, distribution and administration expenses in 2009 were approximately $7,200 in transaction costs related to the Company’s purchase of a 50% interest in the joint venture with Discovery. The increase in selling, distribution and administration expense in 2009 also reflects higher incentive compensation expense as well as costs related to the start up of the Company’s television studio and continued investments in emerging markets. Selling, distribution and administration expense in 2009 was also positively impacted by lower shipping and distribution costs in 2009. In addition, selling, distribution and administration expenses in 2008 were positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000. Selling, distribution and administration expenses increased to $797,209 or 19.8% of net revenues in 2008, compared to $755,127 or 19.7% of net revenues in 2007. The increase reflected increased sales and marketing expenses to support the growth in the business; increased investment in the expansion into emerging markets, including Brazil, China, Russia, the Czech Republic and Korea; increased investment in the Company’s digital and entertainment strategies; and increased shipping and distribution costs associated with both increased sales volume and higher transportation costs.

Interest Expense

Interest expense increased to $61,603 in 2009 from $47,143 in 2008. The increase in interest expense reflects both higher outstanding borrowings and a higher average borrowing rate as a result of the issuance of $425,000 of notes in May 2009. The proceeds from the issuance of notes in May 2009 were primarily used to purchase a 50% interest in the joint venture with Discovery. Interest expense in 2009 also includes approximately $4,000 in costs related to a short-term borrowing facility commitment the Company entered into in April 2009 in connection with the Company’s anticipated investment in the joint venture with Discovery. In addition, interest expense in 2009 includes amounts related to the Company’s tax sharing agreement with Discovery.

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

Interest Income

Interest income was $2,858 in 2009 compared to $17,654 in 2008. The decrease in interest income was primarily the result of lower returns on invested cash as well as lower average invested cash balances. Interest income was $17,654 in 2008 compared to $29,973 in 2007. The decrease in interest income in 2008 from 2007 was primarily the result of lower returns on invested cash. In addition, during a portion of 2007, the Company invested excess cash in auction rate securities, which generated a higher rate of return and contributed to the higher level of interest income in 2007.

Other (Income) Expense, Net

Other (income) expense, net of $156 in 2009 compares to $23,752 in 2008. Other (income) expense, net in 2009 includes income of $(3,856) representing the Company’s 50% share in the earnings of the joint venture with Discovery. The remainder of the change in other (income) expense in 2009 as compared to 2008 primarily reflects the impact of foreign exchange gains and losses.

Other (income) expense, net of $23,752 in 2008 compares to $52,323 in 2007. In 2007 the major component of other (income) expense related to the change in fair value of the Lucas warrants, which were required to be classified as a liability. These warrants were required to be adjusted to their fair value each quarter through earnings. In May 2007, the Company exercised the call option on these warrants and repurchased them for $200,000 in cash, which approximated fair value at that date. As these warrants were repurchased in 2007, there was no fair value adjustment in 2008. For 2007, expense related to the change in fair value of these warrants was $44,370. Absent the impact of the fair value adjustments, increased expense in 2008 primarily relates to increased foreign exchange losses arising from the impact of the large downward movement in foreign exchange rates, primarily in the fourth quarter of 2008, on non-U.S. denominated intercompany balances.

Income Taxes

Income tax expense totaled 29.2% of pretax earnings in 2009 compared with 30.4% in 2008 and 28.0% in 2007. Income tax expense for 2009 is net of a benefit of approximately $2,300 of discrete tax events, primarily related to the expiration of state statutes and settlement of various tax examinations in multiple jurisdictions. Income tax expense for 2008 is net of a benefit of approximately $10,200 related to discrete tax events, primarily comprised of a benefit from the repatriation of certain foreign earnings, as well as the settlement of various tax examinations in multiple jurisdictions. Income tax expense for 2007 was net of a benefit of $29,999 related to discrete tax events, primarily relating to the recognition of previously unrecognized tax benefits. Absent these items and potential interest and penalties related to uncertain tax positions in 2009, 2008 and 2007, the effective tax rates would have been 29.0%, 32.8% and 30.5%, respectively. The decrease in the adjusted tax rate from 32.8% in 2008 compared to 29.0% in 2009 primarily reflects the decision to provide for the repatriation of a portion of 2008 international earnings to the U.S. The increase in the adjusted rate to 32.8% in 2008 from 30.5% in 2007 primarily reflects the change in the mix of where the Company earned its profits.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2009, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. During 2010, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for 2010, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

At December 27, 2009, cash and cash equivalents, net of short-term borrowings, were $621,932 compared to $622,804 and $764,257 at December 28, 2008 and December 30, 2007, respectively. Hasbro generated $265,623, $593,185 and $601,794 of cash from its operating activities in 2009, 2008 and 2007, respectively. The decrease in 2009 operating cash flows as compared to 2008 primarily reflects an increase in accounts receivable, primarily as a result of the Company’s decision not to utilize its securitization program at December 27, 2009. At December 28, 2008, $250,000 was utilized under the program. In 2009, operating cash flows were also impacted by increased royalty payments, including a $50,000 guaranteed royalty payment to Marvel related to the extension of the current agreement and a $25,000 guaranteed royalty payment to the Discovery joint venture. Further, the decrease in inventory had a positive impact on 2009 operating cash flows. In 2007 operating cash flows were impacted by royalty advances paid of $70,000 related to the Marvel license. In addition, 2007 net earnings included non-cash expense of $44,370 related to the fair value adjustment of the Lucas warrants that were repurchased in May of 2007. The remaining decrease in 2008 operating cash flows was due to decreased net earnings in 2008 compared to 2007.

Accounts receivable increased to $1,038,802 at December 27, 2009 from $611,766 at December 28, 2008. The accounts receivable balance at December 27, 2009 includes an increase of approximately $33,200 as a result of a weaker U.S. dollar at December 27, 2009 as compared to December 28, 2008. Absent the effect of foreign exchange, the increase in accounts receivable primarily reflects the utilization of the Company’s securitization program at December 28, 2008 of $250,000. At December 27, 2009, based on the Company’s cash position and liquidity needs, there was no utilization of the securitization program. The increase in accounts receivable also reflects higher sales, and the timing of those sales, in the fourth quarter of 2009 as compared to 2008. Accounts receivable decreased to $611,766 at December 28, 2008 from $654,789 at December 30, 2007. The accounts receivable balance at December 28, 2008 includes a decrease of approximately $61,100 as a result of the stronger U.S. dollar in 2008 as compared to 2007. Absent the impact of foreign exchange, accounts receivable increased slightly. Fourth quarter days sales outstanding were 68 days in 2009 and 45 days in both 2008 and 2007. Absent the impact of securitization, days sales outstanding would have been 63 days in 2008 and 2007.

Inventories decreased to $207,895 at December 27, 2009 compared to $300,463 at December 28, 2008. The decrease primarily reflects higher inventory levels at December 28, 2008 due to decreased sales in the fourth quarter of 2008 as well as increased sales in the fourth quarter of 2009. Inventories increased to $300,463 at December 28, 2008 from $259,081 at December 30, 2007. The increase was primarily related to lower revenues in the fourth quarter of 2008 as a result of the weak retail environment and, to a lesser extent, inventory balances related to newly opened operations in emerging markets. The December 28, 2008 inventory balance includes a decrease of approximately $20,900 as a result of the currency impact of the stronger U.S. dollar at December 28, 2008 compared to December 30, 2007.

Prepaid expenses and other current assets decreased to $162,290 at December 27, 2009 from $171,387 at December 28, 2008. The decrease is primarily due to a decrease in the value of the Company’s foreign currency contracts as a result of the weakening U.S. dollar, partially offset by purchases of short-term investments of $18,000 in 2009, which are reflected as an investing activity in the accompanying consolidated statement of cash flows. Prepaid expenses and other current assets decreased to $171,387 at December 28, 2008 from $199,912 at December 30, 2007. This decrease was primarily due to utilization of a portion of the Marvel and the remainder of the Lucas prepaid royalty advances. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. At December 28, 2008, the Company had prepaid royalties related to the Marvel license in both current and non-current assets. Each reporting period, the Company reflects as current prepaid expense the amount of royalties it expects to reflect in the statement of operations in the upcoming twelve months. The decrease in prepaid expenses and other current assets in 2008 was partially offset by an increase in the value of the Company’s foreign currency contracts as a result of the strengthened U.S. dollar at December 28, 2008.

Accounts payable and accrued expenses increased to $801,775 at December 27, 2009 from $792,306 at December 28, 2008. The accounts payable and accrued expenses balance at December 27, 2009 includes an increase of approximately $17,700 as a result of a weaker U.S. dollar at December 27, 2009 as compared to December 28, 2008. Absent the impact of foreign exchange, accounts payable and accrued expenses decreased approximately $8,300. Decreases in accounts payable and accrued expenses in 2009 primarily relate to decreased accrued pension benefits, as well as lower accounts payable. These decreases were partially offset by higher accrued payroll and management incentives at December 27, 2009. Accounts payable and accrued expenses increased to $792,306 at December 28, 2008 from $742,122 at December 30, 2007. The increase was primarily the result of increased accrued royalties as a result of the utilization of the remainder of the Lucas prepaid royalty advance in the third quarter of 2008 as well as increased accrued pension primarily due to decreases in the Plans’ asset values in 2008. The December 28, 2008 accounts payable and accrued expenses balance also included a decrease of approximately $64,300 as a result of the currency impact of the stronger U.S. dollar in 2008 compared to 2007.

Cash flows from investing activities were a net utilization of $497,509, $271,920 and $112,465 in 2009, 2008 and 2007, respectively. The 2009 utilization includes the Company’s $300,000 payment to Discovery for its 50% interest in the joint venture, a payment of $45,000 to Lucas to extend the term of the license agreement related to the STAR WARS brand and approximately $26,500 used to acquire certain other intellectual properties. The 2008 utilization includes the Company’s purchase of the intellectual property rights related to the TRIVIAL PURSUIT brand for a total cost of $80,800 as well as $65,153 in cash, net of cash acquired, used to acquire Cranium in January 2008. In 2007 the Company reacquired the remaining digital gaming rights for its owned or controlled properties held by Infogrames Entertainment SA (Infogrames), with the exception of rights to DUNGEONS & DRAGONS, for an acquisition price of $19,000 which included $18,000 in cash and $1,000 of non-cash consideration in the form of the return of preferred stock held by the Company in a subsidiary of Infogrames. During 2009, the Company expended approximately $104,000 on additions to its property, plant and equipment compared to $117,000 during 2008 and $92,000 during 2007. Of these amounts, 58% in 2009, 56% in 2008 and 61% in 2007 were for purchases of tools, dies and molds related to the Company’s products. In 2010, the Company expects capital expenditures to increase and be in the range of $120,000 to $140,000. During the three years ended December 27, 2009, depreciation of plant and equipment was $95,934, $87,873 and $88,804, respectively.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2009, 2008 and 2007, the Company primarily utilized cash from operations, borrowings under its available lines of credit and its accounts receivable securitization program to fund its operations.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC (“HRF”). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided fractional ownership interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit previously was increased to $300,000. The program provides the Company with a source of working capital. Based on the amount of eligible accounts receivable as of December 27, 2009, the Company had availability under this program to sell $300,000, of which no amounts were utilized. In 2010, the facility was amended to extend the agreement through January 2011. Pursuant to this amendment, the limit will be $250,000 for the extension period.

The Company has a revolving credit agreement (the “Agreement”) which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, subject to lender agreement, up to a total committed facility of $500,000. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the fiscal year ended December 27, 2009. The Company had no borrowings outstanding under its committed revolving credit facility at December 27, 2009. However, letters of credit outstanding under this facility as of

December 27, 2009 were approximately $1,400. Amounts available and unused under the committed line at December 27, 2009 were approximately $298,600. The Company also has other uncommitted lines from various banks, of which approximately $42,100 was utilized at December 27, 2009. Of the amount utilized under the uncommitted lines, approximately $13,500 and $28,600 represent outstanding borrowings and letters of credit, respectively.

Net cash provided by financing activities was $236,779 in 2009. Of this amount, $421,309 reflects net proceeds from the issuance of long-term notes in May 2009. In addition, cash receipts from the exercise of employee stock options in 2009 were $9,193. These sources of cash were partially offset by $88,112, which includes transaction costs, used to repurchase shares of the Company’s common stock. During 2009, the Company repurchased 3,172 shares at an average price per share of $28.67. At December 27, 2009, $161,434 remained under the February 2008 authorization. Dividends paid were $111,458 in 2009 compared to $107,065 in 2008.

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

Net cash utilized by financing activities was $433,917 in 2007. Of this amount, $584,349, which includes transaction costs, was used to repurchase shares of the Company’s common stock. During 2007, the Company repurchased 20,795 shares at an average price per share of $28.20. In addition, the Company purchased certain warrants in May 2007 for $200,000 in accordance with the terms of the call provision of the amended Lucas warrant agreement. Dividends paid were $94,097 in 2007. These uses of cash were partially offset by net proceeds of $346,009 from the issuance of $350,000 of notes that are due in 2017. The proceeds from the notes were primarily used to repay short-term borrowings. The uses of cash were also partially offset by cash receipts of $82,661 from the exercise of employee stock options.

At December 27, 2009, the Company has outstanding $249,828 in principal amount of senior convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company’s common stock trade at or below $9.72 per share for 20 of the 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company’s common stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2008 and each of the calendar quarters in 2009 this conversion feature was met and the debentures were convertible throughout 2009. There were no debentures converted during 2009. At December 31, 2009, this conversion feature was met again and the bonds are convertible through March 31, 2010 at which time the requirements of the conversion feature will be reevaluated. In addition, if the closing price of the Company’s common stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. At certain times during 2009, based on the Company’s common stock price, the Company had the right to call the debentures under this provision. As of December 27, 2009, the Company had the right to call the debentures. The Company believes a call would result in conversion by the holders of the debentures and issuance of the shares, thereby increasing the number of shares outstanding. Historically, based on the Company’s targeted capital structure and the low cost of the debentures, when the debentures have been callable the Company has believed that it was more economically beneficial for it to not exercise its right to call the debentures. Currently, this economic benefit includes a lower cash cost of paying interest on the debentures than the Company would pay in dividends on the incremental number of shares that would be outstanding. The Company will continue to assess, at times when it is available, the desirability of exercising the call option in the future based on the then existing economic circumstances and the Company’s business objectives. The holders of these debentures may also put the notes back to Hasbro in December 2011 and December 2016 at the original principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the Company’s discretion. While the Company’s current intent is to settle in cash any puts exercised, there can be no guarantee that the Company will have the funds necessary to settle this obligation in cash.

The $350,000 notes due in 2017 bear interest at a rate of 6.30%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is decreased two levels below the Company’s credit ratings on September 17, 2007, the date of issuance of the notes. On the date of issuance, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB and BBB, respectively. There were no changes to the Company’s credit ratings from Moody’s Investor Services, Inc. or Standard & Poor’s Rating Services from the date of issuance through December 27, 2009. In March 2009, Fitch Ratings upgraded the Company’s credit rating to BBB+. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

The $425,000 notes due in 2014 bear interest at a rate of 6.125%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. From the date of issuance, May 13, 2009, through December 27, 2009, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB, and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

Including the debentures and notes described above, the Company has remaining principal amounts of long-term debt at December 27, 2009 of approximately $1,134,723 due at varying times from 2014 through 2028. The Company also had letters of credit and other similar instruments of approximately $135,277 and purchase commitments of $251,917 outstanding at December 27, 2009. Letters of credit and similar instruments include $105,335 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $32,761 in 2010.

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

For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2009, there have been no material adjustments to the Company’s estimates made in prior years.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company’s annual goodwill impairment test was performed in the fourth quarter of 2009 and the estimated fair value of the Company’s reporting units with allocated goodwill were substantially in excess of their carrying value. Accordingly, no impairment was indicated. The Company’s annual impairment tests related to intangible assets with indefinite lives were also performed in the fourth quarter of 2009 and no impairments were indicated. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 27, 2009, the Company has goodwill and intangible assets with indefinite lives of $551,669 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $478,829 at December 27, 2009. During 2009, the Company wrote down certain intangible assets by approximately $6,700 to reflect revised expectations for the related product lines.

Recoverability of Royalty Advances and Commitments

The Company’s ability to earn-out royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the non-recoverable minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 27, 2009, the Company had $120,115 of prepaid royalties, $43,115 of which are included in prepaid expenses and other current assets and $77,000 of which are included in other assets.

Pension Costs and Obligations

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

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on U.S. plan assets used in the calculation of 2009 pension expense for the U.S. plans was 8.50%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2009 pension expense for U.S. plans by approximately $560.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. The Company’s discount rate for its U.S. plans used for the calculation of 2009 pension expense averaged 6.20%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2009 pension expense and the 2009 projected benefit obligation by approximately $343 and $8,711, respectively.

Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. At December 27, 2009, the Company’s U.S. plans had unrecognized actuarial losses of $81,323 included in accumulated other comprehensive earnings related to its defined benefit pension plans compared to $87,906 at December 28, 2008. The decrease primarily reflects amortization of these actuarial losses in 2009. Pension plan assets are valued on the basis of their fair market value on the measurement date. These changes in the fair market value of plan assets impact the amount of future pension expense due to amortization of the unrecognized actuarial losses or gains.

Stock-Based Compensation

The Company has a stock-based compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan, the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. The Company measures all stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Total stock-based compensation expense recognized for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 was $29,912, $35,221 and $29,402, respectively. As of December 27, 2009, total unrecognized stock-based compensation cost was approximately $31,684.

The Company uses the Black-Scholes option pricing model to value stock options that are granted under these plans. The Black-Scholes method includes four significant assumptions: (1) expected term of the options, (2) risk-free interest rate, (3) expected dividend yield, and (4) expected stock price volatility. The weighted average expected terms used were approximately 4 years for the 2009 grant and approximately 5 years for the 2008 and 2007 stock option grants. These amounts are based on a review of employees’ exercise history relating to stock options as well as the contractual term of the option. The weighted average risk-free interest rates used for 2009, 2008 and 2007 stock option grants were 1.87%, 2.71% and 4.79%, respectively. This estimate was based on the interest rate available on U.S. treasury securities with durations that approximate the expected term of the option. The weighted average expected dividend yields used for the 2009, 2008 and 2007 stock option grants were 3.52%, 2.95% and 1.97%, respectively, which is based on the Company’s current annual dividend amount divided by the stock price on the date of the grant. The weighted average expected stock price volatilities used were 36% for the 2009 stock option grant and 22% for the 2008 and 2007 stock option grants. These amounts were derived using a combination of historical price volatility and current implied price volatility. Implied price volatility reflects the volatility implied in publicly traded options on the Company’s common stock, which the Company believes represents the expected future volatility of the Company’s stock price. The Company believes that since this is a market-based estimate, it provides a better estimate of expected future volatility as compared to based only on historical volatility. The increase in the stock volatility assumption in 2009 reflects the increase in stock market volatility at the time of the Company’s 2009 grant.

In 2009, 2008 and 2007, as part of its employee stock-based compensation plan, the Company issued contingent stock performance awards, which provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2011, December 2010 and December 2009 for the 2009, 2008 and 2007 awards, respectively. Each award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and net revenue targets. These awards are valued based on the fair market value of the Company’s common stock on the date of the grant and expensed over the performance period. The measurement of the expense related to this award is based on the Company’s current estimate of net revenues and diluted earnings per share over the performance period. Changes in these estimates may impact the expense recognized related to these awards.

Income Taxes

The Company’s annual income tax rate is based on its income, statutory tax rates, changes in prior tax positions and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and in evaluating its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged and the Company is not successful in defending these challenges. These estimated liabilities are adjusted, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit.

An estimated effective income tax rate is applied to the Company’s quarterly operating results. In the event there is a significant unusual or extraordinary item recognized in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the time. Changes in the Company’s estimated effective income tax rate during 2009 were primarily due to changes in its estimate of earnings by tax jurisdiction. In addition, changes in judgment regarding likely outcomes related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2009, the Company recorded a total benefit of approximately $2,300 related to discrete tax events primarily related to expiration of state statutes and settlement of various tax examinations.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the financial statements or at a different amount than that which is recognized on the financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheet. Deferred tax assets represent credits or deductions that have been reflected in the financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future credits, deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s financial statements or income recognized in the financial statements that has not yet been recognized in the Company’s income tax return. In 2007, the Mexican government instituted a tax structure which results in companies paying the higher of an income-based tax or an alternative flat tax commencing in 2008. Should the Company be subject to the alternative flat tax, it would be required to review whether its net deferred tax assets would be realized. As the Company believes that it will continue to be subject to the income-based tax in 2010, it believes that the net deferred tax assets related to the Mexican tax jurisdiction will be realizable. Should the facts and circumstances change, the Company may be required to reevaluate deferred tax assets related to its Mexican operations, which may result in additional tax expense.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,134,723 in principal amount of long-term debt outstanding at December 27, 2009. Future payments required under these and other obligations as of December 27, 2009 are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$—	—	—	—	425,000	709,723	1,134,723
Interest payments on long-term debt	62,205	62,205	62,205	62,205	49,189	215,785	513,794
Operating lease commitments	25,932	22,845	17,439	14,559	6,728	10,972	98,475
Future minimum guaranteed contractual payments	32,761	36,804	61,926	85,000	14,375	100,625	331,491
Tax sharing agreement	3,300	5,600	6,100	6,700	7,100	110,200	139,000
Purchase commitments	251,917	—	—	—	—	—	251,917

	$376,115	127,454	147,670	168,464	502,392	1,147,305	2,469,400

The Company has a liability at December 27, 2009, including potential interest and penalties, of $115,795 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture. Accordingly, estimates of these amounts are included in the table above.

Included in the Thereafter column above is $249,828 in principal amount of senior convertible debt due 2021. The holders of these debentures may put the notes back to the Company in December 2011 and December 2016 at the principal amount. At that time, the purchase price may be paid in cash, shares of common stock or a combination of the two. In addition, at December 27, 2009, these debentures may be converted to shares at an initial conversion price of $21.60 per share through March 31, 2010, at which time the requirements of the contingent conversion feature will be reevaluated. If the closing price of the Company’s common stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of a calendar quarter, or upon other specified events, the debentures will be convertible at the initial conversion price of $21.60.

The Company’s agreement with Marvel provides for minimum guaranteed royalty payments and requires the Company to make minimum expenditures on marketing and promotional activities. The future minimum contractual payments in the table above include future guaranteed contractual royalty payments of $35,000 payable to Marvel that are contingent upon the theatrical release of SPIDER-MAN 4 which the Company currently expects to be paid in 2012. In addition, in connection with the extension of the Marvel license in 2009, the Company may be subject to additional royalty guarantees totaling $140,000 that are not included in the table above and that may be payable during the next five to six years contingent upon the quantity and types of theatrical movie releases.

In addition to the amounts included in the table above, the Company expects to make contributions totaling approximately $5,100 related to its unfunded U.S. and other International pension plans in 2010. The Company also has letters of credit and related instruments of approximately $135,277 at December 27, 2009.

The Company believes that cash from operations and funds available through its lines of credit and accounts receivable securitization program will allow the Company to meet these and other obligations described above.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against foreign currencies could result in an approximate $44,200 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the related forecasted foreign currency transactions.

The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company’s revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company’s revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At December 27, 2009, these contracts had unrealized gains of $22,548, of which $8,839 are recorded in prepaid expenses and other current assets and $13,709 are recorded in other assets. Included in accumulated other comprehensive earnings at December 27, 2009 are deferred gains of $20,410, net of tax, related to these derivatives.

At December 27, 2009, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,134,723. During the fourth quarter of 2009, the Company entered into several interest rate swap agreements, with a total notional amount of $400,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At December 27, 2009, the fair value of these contracts was a liability of $2,725, which is included in other liabilities, with a corresponding fair value adjustment to decrease long-term debt. Changes in interest rates affect the fair value of fixed rate debt not hedged by interest rate swap agreements while affecting the earnings and cash flows of the long-term debt hedged by the interest rate swaps. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $55,100 or $50,800, respectively. A hypothetical one-quarter percentage point change in interest rates would increase or decrease both 2009 pretax earnings and cash flows by $189.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 54% of its consolidated net revenues in 2009 and 52% of its consolidated net revenues in 2008 and 2007. In the past three years certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2009, approximately 65% of the Company’s full year net revenues were recognized in the second half of the year. Although the Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years where the Company has products related to a major motion picture release that occurs in the first half of the year. In 2009 the Company had products related to the mid-year major motion picture releases of TRANSFORMERS: REVENGE OF THE FALLEN, G.I. JOE: THE RISE OF COBRA and X-MEN ORIGINS: WOLVERINE. In 2008 the Company had products related to the mid-year major motion picture releases of IRON MAN, THE INCREDIBLE HULK and INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of larger retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas.

Quick response inventory management practices being used by retailers result in more orders being placed for immediate delivery and fewer orders being placed well in advance of shipment. Retailers are timing their orders so that they are being filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s future revenues. In addition, the bankruptcy or other lack of success of one of the Company’s significant retailers could negatively impact the Company’s future revenues.

The effect of inflation on the Company’s operations during 2009 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

New Accounting Pronouncements

In June 2009 the FASB revised accounting standards related to the transfer of financial assets. These revisions seek to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. These revisions also eliminate the concept of a qualifying special-purpose entity, and require such entities to be evaluated for consolidation in accordance with the applicable consolidation guidance. The requirements of these revised accounting standards are effective for fiscal years and interim periods beginning after November 15, 2009. As a result of the adoption of these new accounting standards in 2010, the Company will account for all sales of accounts receivable under its securitization facility in 2010 as collateralized borrowings. The accounts receivable balances will remain on the Company’s balance sheet and proceeds from the sales of the receivables will be recorded as short-term debt.

In June 2009 the FASB amended accounting standards related to the consolidation of variable interest entities. These amendments require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The amended standards also require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. At December 27, 2009, the Company has an ownership interest in one variable interest entity, the joint venture with Discovery. See the relevant discussion in note 5 to the accompanying consolidated financial statements. Other than as discussed in note 5, the Company does not expect the adoption of the amended standards to have a material impact on its consolidated balance sheet or results of operations.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Providence, Rhode Island
February 24, 2010

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 27, 2009 and December 28, 2008
(Thousands of Dollars Except Share Data)

	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$636,045	630,390
Accounts receivable, less allowance for doubtful accounts of $32,800 in 2009 and $32,400 in 2008	1,038,802	611,766
Inventories	207,895	300,463
Prepaid expenses and other current assets	162,290	171,387

Total current assets	2,045,032	1,714,006
Property, plant and equipment, net	220,706	211,707

Other assets
Goodwill	475,931	474,497
Other intangibles, net	554,567	568,412
Other	600,656	200,175

Total other assets	1,631,154	1,243,084

Total assets	$3,896,892	3,168,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$14,113	7,586
Accounts payable	173,388	184,453
Accrued liabilities	628,387	607,853

Total current liabilities	815,888	799,892
Long-term debt	1,131,998	709,723
Other liabilities	354,234	268,396

Total liabilities	2,302,120	1,778,011

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2009 and 2008	104,847	104,847
Additional paid-in capital	467,183	450,155
Retained earnings	2,720,549	2,456,650
Accumulated other comprehensive earnings	58,631	62,256
Treasury stock, at cost, 72,597,140 shares in 2009 and 70,465,216 shares in 2008	(1,756,438)	(1,683,122)

Total shareholders’ equity	1,594,772	1,390,786

Total liabilities and shareholders’ equity	$3,896,892	3,168,797

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal Years Ended in December
(Thousands of Dollars Except Per Share Data)

	2009	2008	2007

Net revenues	$4,067,947	4,021,520	3,837,557
Cost of sales	1,676,336	1,692,728	1,576,621

Gross profit	2,391,611	2,328,792	2,260,936

Expenses
Amortization	85,029	78,265	67,716
Royalties	330,651	312,986	316,807
Research and product development	181,195	191,424	167,194
Advertising	412,580	454,612	434,742
Selling, distribution and administration	793,558	797,209	755,127

Total expenses	1,803,013	1,834,496	1,741,586

Operating profit	588,598	494,296	519,350

Nonoperating (income) expense
Interest expense	61,603	47,143	34,618
Interest income	(2,858)	(17,654)	(29,973)
Other (income) expense, net	156	23,752	52,323

Total nonoperating expense, net	58,901	53,241	56,968

Earnings before income taxes	529,697	441,055	462,382
Income taxes	154,767	134,289	129,379

Net earnings	$374,930	306,766	333,003

Per common share
Net earnings
Basic	$2.69	2.18	2.13

Diluted	$2.48	2.00	1.97

Cash dividends declared	$0.80	0.80	0.64

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Thousands of Dollars)

	2009	2008	2007

Cash flows from operating activities
Net earnings	$374,930	306,766	333,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	95,934	87,873	88,804
Amortization	85,029	78,265	67,716
Change in fair value of liabilities potentially
settleable in common stock	—	—	44,370
Deferred income taxes	19,136	24,994	37,578
Stock-based compensation	29,912	35,221	29,402
Change in operating assets and liabilities:
Increase in accounts receivable	(422,560)	(14,220)	(74,941)
Decrease (increase) in inventories	105,329	(69,871)	(44,267)
Decrease in prepaid expenses and other current assets	35,702	74,734	79,247
Increase in accounts payable and accrued liabilities	5,966	56,143	64,936
Other, including long-term advances	(63,755)	13,280	(24,054)

Net cash provided by operating activities	265,623	593,185	601,794

Cash flows from investing activities
Additions to property, plant and equipment	(104,129)	(117,143)	(91,532)
Investments and acquisitions, net of cash acquired	(371,482)	(154,757)	(18,000)
Purchases of short-term investments	(18,000)	(42,000)	(43,700)
Proceeds from sales of short-term investments	—	42,000	43,700
Other	(3,898)	(20)	(2,933)

Net cash utilized by investing activities	(497,509)	(271,920)	(112,465)

Cash flows from financing activities
Net proceeds from borrowings with original maturities of more than three months	421,309	—	346,009
Repayments of borrowings with original maturities of more than three months	—	(135,092)	—
Net proceeds (repayments) of other short-term borrowings	4,114	(645)	(1,150)
Purchases of common stock	(88,112)	(360,244)	(584,349)
Purchase of Lucas warrants	—	—	(200,000)
Stock option transactions	9,193	120,895	82,661
Excess tax benefits from stock-based compensation	1,733	24,760	17,009
Dividends paid	(111,458)	(107,065)	(94,097)

Net cash provided (utilized) by financing activities	236,779	(457,391)	(433,917)

Effect of exchange rate changes on cash	762	(7,942)	3,646

Increase (decrease) in cash and cash equivalents	5,655	(144,068)	59,058
Cash and cash equivalents at beginning of year	630,390	774,458	715,400

Cash and cash equivalents at end of year	$636,045	630,390	774,458

Supplemental information
Interest paid	$54,578	50,696	27,374

Income taxes paid	$107,948	49,152	123,325

See note (12) for disclosure of financing activities not affecting cash.

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Thousands of Dollars)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Earnings	Stock	Equity

Balance, December 31, 2006	$104,847	322,254	2,020,348	11,186	(920,745)	1,537,890
Net earnings	—	—	333,003	—	—	333,003
Other comprehensive earnings	—	—	—	55,973	—	55,973

Comprehensive earnings						388,976
Adoption of pension measurement date change	—	—	(2,143)	7,779	—	5,636
Adoption of uncertain tax position standards	—	—	8,358	—	—	8,358
Conversion of debentures	—	32	—	—	136	168
Stock option and warrant transactions	—	17,579	—	—	82,092	99,671
Purchases of common stock	—	—	—	—	(587,004)	(587,004)
Stock-based compensation expense	—	29,227	—	—	175	29,402
Dividends declared	—	—	(98,005)	—	—	(98,005)

Balance, December 30, 2007	104,847	369,092	2,261,561	74,938	(1,425,346)	1,385,092
Net earnings	—	—	306,766	—	—	306,766
Other comprehensive loss	—	—	—	(12,682)	—	(12,682)

Comprehensive earnings						294,084
Stock option transactions	—	45,947	—	—	99,708	145,655
Purchases of common stock	—	—	—	—	(357,589)	(357,589)
Stock-based compensation expense	—	35,116	—	—	105	35,221
Dividends declared	—	—	(111,677)	—	—	(111,677)

Balance, December 28, 2008	104,847	450,155	2,456,650	62,256	(1,683,122)	1,390,786
Net earnings	—	—	374,930	—	—	374,930
Other comprehensive loss	—	—	—	(3,625)	—	(3,625)

Comprehensive earnings						371,305
Stock-based compensation transactions	—	(12,724)	—	—	17,518	4,794
Purchases of common stock	—	—	—	—	(90,994)	(90,994)
Stock-based compensation expense	—	29,752	—	—	160	29,912
Dividends declared	—	—	(111,031)	—	—	(111,031)

Balance, December 27, 2009	$104,847	467,183	2,720,549	58,631	(1,756,438)	1,594,772

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interest in other companies are accounted for using the equity method. Prior to 2009 the Company had no equity method investments that were material to the consolidated financial statements. During the year ended December 27, 2009 the Company purchased a 50% interest in a joint venture with Discovery Communications, Inc. that is accounted for under the equity method. See note 5 for additional information. All significant intercompany balances and transactions have been eliminated.

Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. Each of the fiscal years in the three-year period ended December 27, 2009 were fifty-two week periods.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

Marketable Securities

Marketable securities consist of investments in publicly-traded securities as well as investments in private investment funds. These investments are classified as available-for-sale and recorded at fair value. For publicly traded securities, which are included in other assets on the accompanying consolidated balance sheet, unrealized gains or losses, net of tax, are reported as a component of accumulated other comprehensive earnings (“AOCE”) within shareholders’ equity until realized. Unrealized losses are evaluated to determine the nature of the losses. If the losses are determined to be other than temporary, the basis of the security is adjusted and the loss is recognized in earnings at that time. For investments in private funds, which are included in prepaid and other current assets on the accompanying consolidated balance sheet, the Company has selected the fair value option which requires the Company to record the unrealized gains and losses on these investments in the consolidated statements of operations at the time they occur.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company records an allowance for doubtful accounts at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When a significant event occurs, such as a bankruptcy filing by a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance is adjusted to reflect current risk assessments.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value.

At both December 27, 2009 and December 28, 2008, finished goods comprised 93% of inventories.

Equity Method Investments

For the Company’s equity method investments, only the Company’s investment in and amounts due to and from the equity method investments are included on the consolidated balance sheet and only the Company’s share of the equity method investments’ earnings (losses) is included on the consolidated statement of operations. Dividends, cash distributions, loans or other cash received from the equity method investments, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statement of cash flows.

The Company reviews its investments in equity method investments for impairment on a periodic basis. If it has been determined that the equity investment is less than its related fair value and that this decline is other-than-temporary, the carrying value of the investment is adjusted downward to reflect these declines in value. The Company has one equity method investment that is material to the consolidated financial statements, its 50% interest in a joint venture with Discovery Communications, Inc. See note 5 for additional information.

Long-Lived Assets

The Company’s long-lived assets consist of property, plant and equipment, goodwill and intangible assets with indefinite lives as well as other intangible assets the Company considers to have a defined life.

Goodwill results from acquisitions the Company has made over time. Substantially all of the other intangibles consist of the cost of acquired product rights. In establishing the value of such rights, the Company considers existing trademarks, copyrights, patents, license agreements and other product-related rights. These rights were valued on their acquisition date based on the anticipated future cash flows from the underlying product line. The Company has certain intangible assets related to the Tonka and Milton Bradley acquisitions that have an indefinite life.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The remaining intangibles having defined lives are being amortized over periods ranging from five to twenty-five years, primarily using the straight-line method. At December 27, 2009, approximately 14% of other intangibles relate to rights acquired in connection with a major entertainment property and are being amortized in proportion to projected sales of the licensed products over the contract life.

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods to depreciate the cost of property, plant and equipment over their estimated useful lives. The principal lives, in years, used in determining depreciation rates of various assets are: land improvements 15 to 19, buildings and improvements 15 to 25 and machinery and equipment 3 to 12. Depreciation expense is classified in the statement of operations based on the nature of the property and equipment being depreciated. Tools, dies and molds are depreciated over a three-year period or their useful lives, whichever is less, using an accelerated method. The Company generally owns all tools, dies and molds related to its products.

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 27, 2009, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 27, 2009 also include long-term borrowings (see note 8 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 8, 11 and 15).

Securitization and Transfer of Financial Instruments

Hasbro has an agreement that allows the Company to sell, on an ongoing basis, an undivided fractional ownership interest in certain of its trade accounts receivable through a revolving securitization arrangement. The Company retains servicing responsibilities for, as well as a subordinate interest in, the transferred receivables. In 2009 and prior, Hasbro accounted for the securitization of trade accounts receivable as a sale in accordance with then current accounting standards. As a result, the related receivables were removed from the consolidated balance sheet.

In 2010, the Company adopted the revised accounting standards related to the transfer of financial assets. As a result of the adoption of these standards, the Company will be required to account for the sale of the receivables under the securitization facility as a secured borrowing. The receivables sold will continue to be included in accounts receivable until collection. The proceeds from utilization of the facility will be recorded as short-term debt.

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

Royalties

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense as revenue from the related products is recognized. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under license, the non-recoverable portion of the guaranty is charged to expense at that time.

Advertising

Production costs of commercials are charged to operations in the fiscal year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred.

Film and Programming Costs

In 2009, the Company incurred certain costs to commence the production of films and television programming. These costs are capitalized by the Company as they are incurred and will be amortized based on the proportion of the film’s or program’s revenues recognized for such period to the estimated remaining ultimate revenues related to the film or program. These costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment annually or when an event occurs that indicates that an impairment may exist. At December 27, 2009, the Company had approximately $5,300 of such costs recorded in other assets. There was no amortization or impairment of such costs in 2009.

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2009, 2008, and 2007, these costs were $155,496, $178,738 and $167,868, respectively, and are included in selling, distribution and administration expenses.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company uses a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense.

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

Pension Plans, Postretirement and Postemployment Benefits

Pension expense and related amounts in the consolidated balance sheet are based on actuarial computations of current and future benefits. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2010, the Company expects to contribute approximately $5,100 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense.

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

Risk Management Contracts

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

The Company also uses interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps are matched with specific fixed rate long-term debt obligations and are designated as fair value hedges of the change in fair value of the related debt obligations. These agreements are recorded at their fair value as an asset or liability. Gains and losses on these contracts are included in the consolidated statements of operations and are wholly offset by changes in the fair value of the related long-term debt. These hedges are considered to be perfectly effective under current accounting guidance. The interest rate swap contracts are with a number of major financial institutions in order to minimize counterparty credit risk. The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of the contracts.

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. All awards are measured at fair value at the date of the grant and amortized as expense on a straight-line basis over the requisite service period of the award. For awards contingent upon Company performance, the measurement of the expense for these awards is based on the Company’s current estimate of its performance over the performance period. See note 12 for further discussion.

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted for certain amounts related to dilutive securities. Dilutive securities include shares issuable under convertible debt, as well as shares issuable upon exercise of stock options and warrants for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities during 2007 also may have included shares potentially issuable to settle liabilities. Options totaling 5,784, 3,491 and 3,250 for 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 27, 2009 is as follows:

	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net earnings	$374,930	374,930	306,766	306,766	333,003	333,003
Interest expense on contingent convertible debentures due 2021, net of tax	—	4,328	—	4,238	—	4,248

	$374,930	379,258	306,766	311,004	333,003	337,251

Average shares outstanding	139,487	139,487	140,877	140,877	156,054	156,054
Effect of dilutive securities:
Contingent convertible debentures due 2021	—	11,566	—	11,566	—	11,568
Options, warrants, and other share-based awards	—	1,727	—	2,787	—	3,583

Equivalent shares	139,487	152,780	140,877	155,230	156,054	171,205

Net earnings per share	$2.69	2.48	2.18	2.00	2.13	1.97

The net earnings per share calculations for each of the three years ended December 27, 2009 include adjustments to add back to earnings the interest expense, net of tax, incurred on the Company’s senior convertible debentures due 2021, as well as to add back to outstanding shares the amount of shares potentially issuable under the contingent conversion feature of these debentures. See note 8 for further information on the contingent conversion feature.

Certain warrants containing a put feature that could be settled in cash or common stock were required to be accounted for as a liability at fair value. These warrants were repurchased by the Company in May of 2007. Prior to their repurchase, the Company was required to assess if these warrants, classified as a liability, had a more dilutive impact on earnings per share when treated as an equity contract. For the year ended December 30, 2007 the warrants had a more dilutive impact on earnings per share assuming they were treated as a liability and no adjustment to net earnings or equivalent shares was required.

Subsequent Events

In May 2009, the Financial Accounting Standard Board (“FASB”) established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The adoption did not have an impact on the Company’s statements of operations or statement of financial position. The Company has evaluated all subsequent events that occurred through February 24, 2010, the date the financial statements were issued.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(2)	Other Comprehensive Earnings

The Company’s other comprehensive earnings (loss) for the years 2009, 2008 and 2007 consist of the following:

	2009	2008	2007

Foreign currency translation adjustments	$23,782	(33,555)	35,888
Changes in value of available-for-sale securities, net of tax	504	(3,037)	221
Gain (loss) on cash flow hedging activities, net of tax	(24,446)	73,184	(15,851)
Changes in unrecognized pension and postretirement amounts, net of tax	8,356	(52,582)	27,393
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(18,657)	1,409	6,887
(Gain) loss on available-for-sale securities	147	897	(664)
Amortization of unrecognized pension and postretirement amounts	6,689	1,002	2,099

Other comprehensive earnings (loss)	$(3,625)	(12,682)	55,973

In 2009, 2008 and 2007, net gains (losses) on cash flow hedging activities reclassified to earnings, net of tax, included gains (losses) of $(679), $1,292 and $(37), respectively, as a result of hedge ineffectiveness.

The related tax benefit (expense) of other comprehensive earnings items was $1,322, $16,022, and $(16,064) for the years 2009, 2008 and 2007, respectively. Income tax expense (benefit) related to reclassification adjustments from other comprehensive earnings of $(331), $763 and $1,412 in 2009, 2008 and 2007, respectively, were included in these amounts.

At December 27, 2009, the Company had remaining deferred gains on hedging instruments, net of tax, of $20,410 in AOCE. These instruments hedge inventory purchased during the fourth quarter of 2009 or forecasted to be purchased during 2010 and 2011 and intercompany expenses and royalty payments expected to be paid or received during 2010 and 2011. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the amount included in AOCE at December 27, 2009, the Company expects approximately $7,600 to be reclassified to the consolidated statement of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

In the first quarter of 2007, the Company changed its measurement date for certain of its defined benefit pension plans and its postretirement plan from September 30 to the Company’s fiscal year-end date. As a result of this change, the assets and liabilities of these plans were remeasured as of December 31, 2006, the 2006 fiscal year-end date of the Company. This remeasurement resulted in an adjustment to accumulated other comprehensive earnings of $7,779, net of taxes of $4,765, during the first quarter of 2007.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Components of accumulated other comprehensive earnings at December 27, 2009 and December 28, 2008 are as follows:

	2009	2008

Foreign currency translation adjustments	$95,099	71,317
Unrealized losses on available-for-sale securities, net of tax	—	(651)
Gain on cash flow hedging activities, net of tax	20,410	63,513
Unrecognized pension and postretirement amounts, net of tax	(56,878)	(71,923)

	$58,631	62,256

(3)	Property, Plant and Equipment

	2009	2008

Land and improvements	$6,766	6,578
Buildings and improvements	199,595	195,520
Machinery and equipment	393,678	358,529

	600,039	560,627
Less accumulated depreciation	431,564	403,082

	168,475	157,545
Tools, dies and molds, net of depreciation	52,231	54,162

	$220,706	211,707

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred.

(4)	Goodwill and Intangibles

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

The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 27, 2009, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2009, 2008 and 2007 and had no impairment charges.

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of impairment testing, these assets are allocated to the reporting units within the

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Company’s operating segments. Changes in the carrying amount of goodwill, by operating segment, for the years ended December 27, 2009 and December 28, 2008 are as follows:

			Entertainment and
	U.S. and Canada	International	Licensing	Total

2009
Balance at December 28, 2008	$300,496	174,001	—	474,497
Foreign exchange translation	—	1,593	—	1,593
Disposal	—	(159)	—	(159)
Reallocation	(3,518)	(2,978)	6,496	—

Balance at December 27, 2009	$296,978	172,457	6,496	475,931

2008
Balance at December 30, 2007	$293,891	177,286	—	471,177
Goodwill acquired	6,605	2,217	—	8,822
Foreign exchange translation	—	(5,502)	—	(5,502)

Balance at December 28, 2008	$300,496	174,001	—	474,497

In January 2008 the Company acquired Cranium, Inc. (“Cranium”), a developer and marketer of children’s and adult board games, in order to supplement its existing game portfolio, for a total cost of approximately $68,000. Based on the allocation of the purchase price, property rights related to acquired product lines of approximately $68,500 were recorded as intangible assets in connection with the acquisition. These property rights are being amortized over a fifteen year estimated useful life. Goodwill of $8,822 was also recorded as a result of the transaction. The consolidated statement of operations of the Company for 2008 includes the operations of Cranium from the closing date of January 25, 2008.

A summary of the Company’s other intangibles, net at December 27, 2009 and December 28, 2008 is as follows:

	2009	2008

Acquired product rights	$1,099,541	1,080,628
Licensed rights of entertainment properties	256,555	211,555
Accumulated amortization	(877,267)	(799,509)

Amortizable intangible assets	478,829	492,674
Product rights with indefinite lives	75,738	75,738

	$554,567	568,412

In May 2009 the Company amended its license agreement with Lucas Licensing, Ltd. (“Lucas”) related to the STAR WARS brand. The amendment included the extension of the term of the license for an additional two years, from the end of 2018 to the end of 2020. In connection with the extension of the license rights, $45,000 was recorded as an intangible asset during 2009 and will be amortized over the term of the extension. The amendment also provided for the settlement of certain royalty audit issues, primarily related to contractual interpretations associated with the computation of royalties dating back to 1999, and the clarification of certain terms and interpretations of the agreement on a prospective basis through the end of the term, including the scope of licensed rights to future developed properties by Lucas.

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

2010	$49,000
2011	49,000
2012	52,000
2013	50,000
2014	49,000

(5)	Equity Method Investment

During 2009, the Company entered into an agreement to form a joint venture with Discovery Communications, Inc. (“Discovery”) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. The transaction closed in May 2009 with the Company’s purchase of a 50% interest in the joint venture, DHJV Company LLC (“DHJV”), which owns the DISCOVERY KIDS network in the United States. The Company purchased its 50% share in DHJV for a payment of $300,000 and certain future payments based on the value of certain tax benefits expected to be received by the Company. The present value of the expected future payments at the acquisition date totaled approximately $67,900 and was recorded as a component of the Company’s investment in the joint venture. The balance of the associated liability, including imputed interest, was $71,234 at December 27, 2009 and is included as a component of other liabilities in the accompanying balance sheet.

Voting control of the joint venture is shared 50/50 between the Company and Discovery. However, the Company believes that the joint venture qualifies as a variable interest entity pursuant to current accounting standards, and that it qualifies as the primary beneficiary, which would result in the Company consolidating the joint venture. In June 2009, the FASB revised the accounting guidance related to variable interest entity consolidation. The revised guidance is effective for the Company at the beginning of fiscal 2010. Under the revised guidance, the Company has determined that it does not meet the control requirements to consolidate the joint venture, and would be required to deconsolidate DHJV and utilize the equity method to account for its investment at the adoption date. The Company has elected to use the equity method in 2009 for financial statement presentation of the joint venture as it has determined that the difference between using consolidation and the equity method in 2009 is not material to the overall presentation of the financial statements. Additionally, there is no impact on net earnings or earnings per share. The Company’s share in the earnings of the joint venture for the year ended December 27, 2009 totaled $3,856 of income and is included as a component of other (income) expense in the accompanying consolidated statements of operations.

The Company has entered into a license agreement with the joint venture that will require the payment of royalties by the Company to the joint venture based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license agreement includes a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 10-year period. During 2009, the Company paid the first annual installment of $25,000, which is included in other assets on the consolidated balance sheet at December 27, 2009. The Company and the joint venture are also parties to an agreement under which the Company will

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

provide the joint venture with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event the joint venture licenses the programming from the Company to air on the network, the joint venture is required to pay the Company a license fee.

The assets of the joint venture at inception consisted of goodwill and intangibles which were measured at fair value at inception. Intangible assets are primarily comprised of cable affiliate relationships, which are being amortized on a straight line basis over 30 years, and programming costs, which are being amortized primarily over 4 years on an accelerated basis. Hasbro’s share of the assets underlying its investment at inception totaled $142,577 of goodwill, $211,850 of cable affiliate relationships, $12,400 of programming costs, and $1,100 of other intangibles. Amortization of the intangible assets is recorded in the results of the joint venture and, accordingly, the Company’s share is included in its share of the joint venture earnings which is a component of other (income) expense. As of December 27, 2009, the Company’s interest in the joint venture totaled $371,783 and is a component of other assets.

As of December 27, 2009, DHJV had current assets of $51,674, non-current assets of $696,842 and current liabilities of $27,209. Net income of the joint venture for the period from inception to December 27, 2009 was $7,711.

(6)	Financing Arrangements

Short-Term Borrowings

At December 27, 2009, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $300,000 and $184,300, respectively. A significant portion of the short-term borrowings outstanding at the end of 2009 and 2008 represent borrowings made under, or supported by, these lines of credit. The weighted average interest rates of the outstanding borrowings as of December 27, 2009 and December 28, 2008 were 1.23% and 10.7%, respectively. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The Company had no borrowings outstanding under its committed line of credit at December 27, 2009. During 2009, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowings under lines of credit, and the Company’s accounts receivable securitization program.

The unsecured committed line (the “Agreement”) provides the Company with a $300,000 committed borrowing facility through June 2011. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, subject to lender agreement, up to a total committed facility of $500,000. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 27, 2009.

The Company pays a commitment fee (0.09% as of December 27, 2009) based on the unused portion of the facility and interest equal to LIBOR or Prime plus a spread on borrowings under the facility. The commitment fee and the amount of the spread to LIBOR or Prime both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 27, 2009, the interest rate under the facility was equal to LIBOR plus 0.40% or Prime.

Securitization

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy-remote, special

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

purpose subsidiary, Hasbro Receivables Funding, LLC (HRF), which is wholly-owned and consolidated by the Company. HRF will, subject to certain conditions, sell, from time to time on a revolving basis, an undivided fractional ownership interest in up to $250,000 of eligible domestic receivables to various multi-party commercial paper conduits supported by a committed liquidity facility. During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit increased to $300,000. Subsequent to December 27, 2009, in January 2010, the agreement was amended on a prospective basis to eliminate the additional $50,000 available from the first day of the October fiscal month through the last day of the following January fiscal month. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously held receivables. The Company expects to service, administer, and collect the receivables on behalf of HRF and the conduits. The net proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates a financing cost.

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

As of December 27, 2009, there were no amounts utilized under the receivables facility. At December 28, 2008 the utilization of the receivables facility was $250,000. As of December 27, 2009 the Company had $300,000 available to sell under the facility. The transactions are accounted for as sales under current accounting guidance. During 2009, 2008 and 2007, the loss on the sale of receivables totaled $2,514, $5,302 and $7,982, respectively, which is recorded in selling, distribution and administration expenses in the accompanying consolidated statements of operations. The discount on interests sold is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus other fees. The discount rate as of December 27, 2009 was approximately 1.03%.

Upon sale to the conduits, HRF continues to hold a subordinated retained interest in the receivables. The subordinated interest in receivables is recorded at fair value, which is determined based on the present value of future expected cash flows estimated using management’s best estimates of credit losses and discount rates commensurate with the risks involved. Due to the short-term nature of trade receivables, the carrying amount, less allowances, approximates fair value. Variations in the credit and discount assumptions generally do not significantly impact fair value.

In 2010, the Company adopted revised accounting standards related to the transfer of financial assets. As a result of the adoption of these standards, the Company will be required to account for the sale of the receivables under the securitization facility as a secured borrowing. The receivables sold will continue to be included in accounts receivable until collection. The proceeds from utilization of the facility will be recorded as short-term debt.

(7)	Accrued Liabilities

Components of accrued liabilities are as follows:

	2009	2008

Royalties	$141,143	144,566
Advertising	92,614	92,852
Payroll and management incentives	91,298	65,171
Other	303,332	305,264

	$628,387	607,853

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(8)	Long-Term Debt

Components of long-term debt are as follows:

	2009	2008

6.125% Notes Due 2014	$425,000	—
6.30% Notes Due 2017	350,000	350,000
2.75% Convertible Debentures Due 2021	249,828	249,828
6.60% Debentures Due 2028	109,895	109,895

Total principal amount of long-term debt	1,134,723	709,723
Fair value adjustment related to interest rate swaps	(2,725)	—

Total long-term debt	$1,131,998	709,723

In May 2009 the Company issued $425,000 of Notes that are due in 2014 (the “Notes”). The Notes bear interest at a rate of 6.125%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. On the date the Notes were issued, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

In the fourth quarter of 2009, the Company entered into a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. The interest rate swaps are matched with the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At December 27, 2009, the fair value of these contracts was a liability of $2,725 which is recorded in other liabilities with a corresponding fair value adjustment to decrease long-term debt. The Company recorded a loss of $2,725 on these instruments in other (income) expense, net for the year ended December 27, 2009, relating to the change in fair value of such derivatives, wholly offsetting gains from the change in fair value of the associated long-term debt.

In 2008 the Company repaid $135,092 of 6.15% notes due in July 2008.

The Company currently has $249,828 outstanding in principal amount of contingent convertible debentures due 2021. These debentures bear interest at 2.75%, which could be subject to an upward adjustment depending on the price of the Company’s common stock. If the closing price of the Company’s common stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company’s common stock at the initial conversion price of $21.60 in the next calendar quarter. At December 31, 2009, this contingent conversion feature was met and the debentures are convertible through March 31, 2010, at which time the requirements of the contingent conversion feature will be reevaluated. In addition, if the closing price of the Company’s common stock exceeds $27.00 for at least 20 trading days in any thirty day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. At certain times during the year, based

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

on the Company’s common stock price, the Company had the right to call the debentures under this provision. As of December 27, 2009, the Company had the right to call the debentures. The holders of these debentures may also put the notes back to Hasbro in December 2011 and December 2016. At these times, the purchase price may be paid in cash, shares of common stock or a combination of the two, at the discretion of the Company.

At December 27, 2009, as detailed above, the Company’s 6.125% Notes mature in 2014. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2014.

At December 27, 2009, the fair values of the 6.125% Notes, 6.30% Notes, 2.75% Convertible Debentures and the 6.60% Debentures were approximately $465,545, $375,585, $373,515 and $110,697, respectively. At December 28, 2008, the fair values of the 6.30% Notes, 2.75% Convertible Debentures and the 6.60% Debentures were approximately $335,000, $334,200 and $100,300, respectively. The fair value of the convertible debt is based on an average of the prices of trades occurring around the balance sheet date. The fair values of the Company’s other long-term borrowings are measured using a combination of broker quotations when available and discounted future cash flows. The fair value of the interest rate swaps are measured based on the present value of future cash flows using the swap curve as of the date of valuation.

(9)	Income Taxes

Income taxes attributable to earnings before income taxes are:

	2009	2008	2007

Current
United States	$87,053	68,514	42,613
State and local	4,142	251	5,497
International	44,436	40,530	43,691

	135,631	109,295	91,801

Deferred
United States	17,387	22,917	33,707
State and local	993	1,964	2,889
International	756	113	982

	19,136	24,994	37,578

	$154,767	134,289	129,379

Certain income tax (benefits) expenses, not reflected in income taxes in the consolidated statements of operations totaled $(2,905) in 2009, $(29,287) in 2008, and $2,542 in 2007. These income tax (benefits) expenses relate primarily to derivative and pension amounts recorded in AOCE and stock options. In 2009, 2008, and 2007, the deferred tax portion of the total (benefit) expense was $(1,041), $(26,555), and $20,163, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2009	2008	2007

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.7	1.0	1.1
Investment of foreign earnings in U.S.	—	3.5	4.4
Tax on international earnings	(7.5)	(7.9)	(10.9)
Fair value adjustment of liabilities potentially settleable in common stock	—	—	3.4
Exam settlements and statute expirations	(0.5)	(0.8)	(6.5)
Other, net	1.5	(0.4)	1.5

	29.2%	30.4%	28.0%

During 2009 the Company indefinitely reinvested all current year international net earnings outside the U.S. In 2008 and 2007, the Company designated $60,000 and $90,000, respectively, of the international net earnings during those years that will not be indefinitely reinvested outside of the U.S. The incremental income tax on these amounts, representing the difference between the U.S. federal income tax rate and the income tax rates in the applicable international jurisdictions, is a component of deferred income tax expense.

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2009	2008	2007

United States	$248,654	208,125	165,274
International	281,043	232,930	297,108

	$529,697	441,055	462,382

The components of deferred income tax expense arise from various temporary differences and relate to items included in the statements of operations as well as items recognized in other comprehensive earnings.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 27, 2009 and December 28, 2008 are:

	2009	2008

Deferred tax assets:
Accounts receivable	$17,314	16,764
Inventories	15,937	20,226
Losses and tax credit carryforwards	29,623	34,438
Operating expenses	40,419	42,947
Pension	26,566	34,065
Other compensation	45,383	31,331
Postretirement benefits	14,463	12,647
Tax sharing agreement	26,352	—
Other	31,683	39,147

Gross deferred tax assets	247,740	231,565
Valuation allowance	(11,641)	(11,755)

Net deferred tax assets	236,099	219,810

Deferred tax liabilities:
Convertible debentures	56,787	47,608
International earnings not indefinitely reinvested	25,903	24,641
Depreciation and amortization of long-lived assets	40,144	40,509
Equity method investment	26,941	—
Other	7,227	11,035

Deferred tax liabilities	157,002	123,793

Net deferred income taxes	$79,097	96,017

Hasbro has a valuation allowance for certain deferred tax assets at December 27, 2009 of $11,641, which is a decrease of $114 from $11,755 at December 28, 2008. The valuation allowance pertains to certain United States and International loss carryforwards, some of which have no expiration and others that would expire beginning in 2010.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

Deferred income taxes of $54,321 and $53,285 at the end of 2009 and 2008, respectively, are included as a component of prepaid expenses and other current assets, and $31,537 and $53,031, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $1,456 and $4,245, respectively, are included as a component of accrued liabilities, and $5,305 and $6,054, respectively, are included as a component of other liabilities.

On January 1, 2007, the Company adopted the revised accounting standard related to uncertain tax positions. The revised standard prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. The revised standard also provides guidance on derecognition of such tax positions,

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

classification, potential interest and penalties, accounting in interim periods and disclosure. The adoption of the revised standard resulted in a decrease of $88,798 to current liabilities, an increase of $85,773 to long-term liabilities, an increase of $5,333 to the long-term deferred tax assets and an increase of $8,358 to retained earnings.

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007 is as follows:

	2009	2008	2007

Balance at beginning of year	$79,456	58,855	72,878
Gross increases in prior period tax positions	1,430	803	1,980
Gross decreases in prior period tax positions	(14,250)	(2,612)	(889)
Gross increases in current period tax positions	34,189	25,101	12,840
Decreases related to settlements with tax authorities	(269)	(1,229)	(633)
Decreases from the expiration of statute of limitations	(2,699)	(1,462)	(27,321)

Balance at end of year	$97,857	79,456	58,855

If the $97,857 balance as of December 27, 2009 is recognized, approximately $70,000 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets.

During 2009, 2008 and 2007 the Company recognized $3,405, $3,357 and $4,628, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statement of operations. At December 27, 2009, December 28, 2008 and December 30, 2007, the Company had accrued potential interest and penalties of $17,938, $13,660 and $12,020, respectively.

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2004. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2004.

The U.S. Internal Revenue Service has commenced an examination related to the 2006 and 2007 U.S. federal income tax returns. The U.S. Internal Revenue Service has recently completed an examination related to the 2004 and 2005 U.S. federal income tax returns at the field agent level, subject to review by the Joint Committee on Taxation. The Company is also under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

In connection with the Mexican tax examinations for the years 2000 to 2004, the Company has received tax assessments totaling approximately $130,000, which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2003, as is usual and customary in Mexico with respect to these matters. Accordingly, as of December 27, 2009, bonds totaling approximately $105,000 (at year-end 2009 exchange rates) have been provided to the Mexican government related to the 2000 to 2003 assessments, allowing the Company to defend its positions. The Company currently does not expect to be required to guarantee the amount of the 2004 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2004.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company believes it is reasonably possible that certain tax examinations and statutes of limitations may be concluded and will expire within the next 12 months, and that unrecognized tax benefits, excluding potential interest and penalties, may decrease by up to approximately $24,000, of which approximately $14,000 would be recorded as a tax benefit in the statement of operations. In addition, approximately $4,000 of potential interest and penalties related to these amounts would also be recorded as a tax benefit in the statement of operations. These unrecognized tax benefits primarily relate to both the timing and the nature of the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for indefinite reinvestment is approximately $914,000 at December 27, 2009. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $216,000.

(10)	Capital Stock

In February 2008 the Company’s Board of Directors authorized the repurchase of up to $500,000 in common stock after three previous authorizations dated May 2005, July 2006 and August 2007 with a cumulative authorized repurchase amount of $1,200,000 were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2009, the Company repurchased 3,172 shares at an average price of $28.67. The total cost of these repurchases, including transaction costs, was $90,994. At December 27, 2009, $161,434 remained under this authorization.

(11)	Fair Value of Financial Instruments

The Company measures certain assets at fair value in accordance with current accounting standards. The fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Certain aspects of fair value accounting standards were not required to be adopted for certain non-financial assets and liabilities until the first day of fiscal 2009 and, as such, were adopted by the Company in the first quarter of 2009. The adoption of these provisions did not have an impact on the Company’s consolidated statements of operations or balance sheets.

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. During 2009 the Company elected the fair value option for certain investments purchased during the year. At December 27, 2009, these investments totaled $21,108 and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains of $1,019 on these investments in other (income) expense, net for the year ended December 27, 2009, relating to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

At December 27, 2009 and December 28, 2008, the Company had the following assets measured at fair value in its consolidated balance sheets:

	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 27, 2009
Available-for-sale securities	$21,151	43	21,108	—
Derivatives	26,631	—	19,823	6,808

Total	$47,782	43	40,931	6,808

December 28, 2008
Available-for-sale securities	$4,634	43	—	4,591
Derivatives	72,053	—	72,053	—

Total	$76,687	43	72,053	4,591

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s derivatives also include interest rate swaps used to adjust the amount of long-term debt subject to fixed interest rates. The fair values of the interest rate swaps are measured based on the present value of future cash flows using the swap curve as of the valuation date. The remaining derivative securities consist of warrants to purchase common stock. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2009.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3):

	2009	2008

Balance at beginning of year	$4,591	8,580
Loss from decrease in fair value	(776)	(3,989)
Warrant modification	2,993	—

Balance at end of year	$6,808	4,591

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(12)	Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 20,266 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These options and other awards generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock grants, shares are issued out of available treasury shares.

The Company on occasion will issue restricted stock or grant restricted stock units to certain key employees. In 2009 the Company did not issue any restricted stock or restricted stock units. In 2008 and 2007 the Company granted restricted stock units of 60 and 12 shares, respectively. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally 3 years. In 2009, the Company had forfeitures of 2 units granted in 2008. There were no forfeitures in 2008 or 2007. Compensation expense, net of forfeitures, recognized in selling, distribution and administration expense relating to the outstanding restricted stock and restricted stock units was $768, $661, and $183 in fiscal 2009, 2008, and 2007, respectively. At December 27, 2009, the amount of total unrecognized compensation cost related to restricted stock units is $1,002 and the weighted average period over which this will be expensed is 16 months. In 2009, the Company issued 20 shares related to restricted stock granted in 2006.

In 2009, 2008, and 2007, as part of its annual equity grant to executive officers and certain other employees, the Compensation Committee of the Company’s Board of Directors approved the issuance of contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2011, December 2010, and December 2009 for the 2009, 2008 and 2007 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. The ultimate amount of the award may vary, depending on actual results, from 0% to 125% of the target number of shares. The Compensation Committee of the Company’s Board of Directors has discretionary power to reduce the amount of the award regardless of whether the stated targets are met.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to Stock Performance Awards for 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Outstanding at beginning of year	1,830	1,194	738
Granted	631	696	537
Forfeited	(52)	(60)	(81)
Vested	(770)	—	—

Outstanding at end of year	1,639	1,830	1,194

Weighted average grant-date fair value:
Granted	$22.31	27.10	28.74
Forfeited	$26.53	24.31	22.89
Vested	$19.06	—	—
Outstanding at end of year	$26.22	24.15	23.12

Stock Performance Awards granted during 2009 and 2008 include 116 and 100 shares related to the 2007 and 2006 awards, respectively, reflecting an increase in the ultimate amount of the awards to be issued based on the Company’s actual results during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance Awards granted during 2009 and 2008.

During 2009, 2008 and 2007, the Company recognized $15,361, $17,422 and $11,122, respectively, of expense relating to these awards. If minimum targets, as detailed under the award, are not met, no additional compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards were valued at the market value of the underlying common stock at the dates of grant and are being amortized over the three fiscal years ended December 2011, December 2010, and December 2009 for the 2009, 2008 and 2007 awards, respectively. At December 27, 2009, the amount of total unrecognized compensation cost related to these awards is approximately $13,339 and the weighted average period over which this will be expensed is 19 months.

Total compensation expense related to stock options and the Stock Performance Awards for the years ended December 27, 2009, December 28, 2008 and December 30, 2007 was $27,779, $33,300 and $28,229, respectively, and was recorded as follows:

	2009	2008	2007

Cost of sales	$462	471	374
Research and product development	2,205	2,551	1,937
Selling, distribution and administration	25,112	30,278	25,918

	27,779	33,300	28,229
Income tax benefit	9,009	11,794	9,359

	$18,770	21,506	18,870

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to stock options for the three years ended December 27, 2009 is as follows:

	2009	2008	2007

Outstanding at beginning of year	11,651	14,495	17,309
Granted	2,955	3,177	2,243
Exercised	(476)	(5,753)	(4,586)
Expired or canceled	(783)	(268)	(471)

Outstanding at end of year	13,347	11,651	14,495

Exercisable at end of year	7,839	6,345	9,731

Weighted average exercise price:
Granted	$22.73	27.10	32.42
Exercised	$19.35	21.02	18.04
Expired or canceled	$31.53	27.49	26.60
Outstanding at end of year	$23.23	23.76	22.01
Exercisable at end of year	$21.70	21.01	20.48

With respect to the 13,347 outstanding options and 7,839 options exercisable at December 27, 2009, the weighted average remaining contractual life of these options was 4.55 years and 3.73 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 27, 2009 was $119,747 and $82,373, respectively.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The weighted average fair value of options granted in fiscal 2009, 2008 and 2007 was $5.16, $4.46 and $7.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2009, 2008 and 2007:

	2009	2008	2007

Risk-free interest rate	1.87%	2.71%	4.79%
Expected dividend yield	3.52%	2.95%	1.97%
Expected volatility	36%	22%	22%
Expected option life	4 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2009, 2008 and 2007 were $4,044, $83,747 and $54,629, respectively.

At December 27, 2009, the amount of total unrecognized compensation cost related to stock options was $17,343 and the weighted average period over which this will be expensed is 23 months.

In 2009, 2008 and 2007, the Company granted 60, 36 and 31 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 51 shares from the 2009 grant, 30 shares from the 2008 grant and 19 shares from the 2007 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,365, $1,260 and $990 was recorded in selling, distribution and administration expense in 2009, 2008 and 2007, respectively.

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

Prior to exercising the call option, the Company adjusted these warrants to their fair value through earnings at the end of each reporting period. During 2007, the Company recorded other expense of $44,370 to adjust the warrants to their fair value. This amount is included in other (income) expense, net in the consolidated statements of operations. There was no tax benefit or expense associated with these fair value adjustments.

(13)	Pension, Postretirement and Postemployment Benefits

Pension and Postretirement Benefits

The Company recognizes an asset or liability for each of its defined benefit pension plans equal to the difference between the projected benefit obligation of the plan and the fair value of the plan’s assets. Actuarial gains and losses and prior service costs that have not yet been included in income are recognized in the balance sheet in AOCE.

In 2007 the Company changed the measurement date of certain of its defined benefit pension plans and the Company’s other postretirement plan from September 30 to the Company’s fiscal year-end date. As a result of this election, the assets and liabilities of these plans were remeasured as of December 31, 2006. The remeasurement of the assets and liabilities resulted in an increase in the projected benefit obligation of $536 and an increase in the fair value of plan assets of $10,872. The impact of this accounting change was a reduction of retained earnings of $2,143, an increase to accumulated other comprehensive earnings of $7,779, a decrease in long-term accrued pension expense of $3,619, an increase in prepaid pension expense of $5,482, and a decrease in long-term deferred tax assets of $3,465.

Expenses related to the Company’s defined benefit and defined contribution plans for 2009, 2008 and 2007 were approximately $41,100, $33,400 and $25,900, respectively. Of these amounts, $27,600, $32,400 and $13,400 related to defined contribution plans in the United States and certain international affiliates. The remainder of the expense relates to defined benefit plans discussed below.

United States Plans

Prior to 2008, substantially all United States employees were covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

which principally cover non-union employees, were based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded.

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

At December 27, 2009, the measurement date, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $19,395 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $36,448. At December 28, 2008, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $25,142 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $43,450.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the years ended December 27, 2009 and December 28, 2008 for the projected benefit obligation and the fair value of plan assets are included below.

	Pension		Postretirement
	2009	2008	2009	2008

Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$300,334	288,045	32,583	33,726
Service cost	1,642	1,597	627	570
Interest cost	17,358	17,714	1,903	2,065
Actuarial loss (gain)	20,972	9,253	(2,291)	(1,668)
Effect of curtailment	—	1,019	—	—
Benefits paid	(20,531)	(16,385)	(1,949)	(2,110)
Settlements	(12,272)	—	—	—
Expenses paid	(1,283)	(909)	—	—

Projected benefit obligation — ending	$306,220	300,334	30,873	32,583

Accumulated benefit obligation — ending	$306,220	300,334	30,873	32,583

Change in Plan Assets
Fair value of plan assets — beginning	$231,742	283,478	—	—
Actual return on plan assets	37,818	(37,000)	—	—
Employer contribution	14,904	2,558	—	—
Benefits and settlements paid	(32,803)	(16,385)	—	—
Expenses paid	(1,283)	(909)	—	—

Fair value of plan assets — ending	$250,378	231,742	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(306,220)	(300,334)	(30,873)	(32,583)
Fair value of plan assets	250,378	231,742	—	—

Funded status	(55,842)	(68,592)	(30,873)	(32,583)
Unrecognized net loss	80,201	86,518	1,142	3,444
Unrecognized prior service cost	1,122	1,388	—	—

Net amount recognized	$25,481	19,314	(29,731)	(29,139)

Accrued liabilities	$(2,811)	(14,431)	(2,400)	(2,400)
Other liabilities	(53,031)	(54,161)	(28,473)	(30,183)
Accumulated other comprehensive earnings	81,323	87,906	1,142	3,444

Net amount recognized	$25,481	19,314	(29,731)	(29,139)

In fiscal 2010, the Company expects amortization of unrecognized net losses and unrecognized prior service cost related to its defined benefit pension plans of $4,115 and $198, respectively, to be included as a component of net periodic benefit cost. The Company does not expect any amortization of unrecognized net losses in 2010 related to its postretirement plan.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2009	2008

Pension
Weighted average discount rate	5.73%	6.20%
Mortality table	RP-2000	RP-2000
Postretirement
Discount rate	5.75%	6.02%
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2018	2016

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset category as of December 27, 2009 and December 28, 2008 are as follows:

Asset Category	2009	2008

Equity:
Large Cap Equity	$18,400	8,200
Small Cap Equity	26,500	12,900
International Equity	24,800	16,700
Other Equity	39,900	22,200
Fixed Income	93,400	125,300
Total Return Fund	42,200	41,900
Cash	5,200	4,500

	$250,400	231,700

As described in note 10, financial reporting standards define a fair value hierarchy which consists of three levels. The fair values of the plan assets by fair value hierarchy level as of December 27, 2009 and December 28, 2008 is as follows:

	2009	2008

Quoted Prices in Active Markets for Identical Assets (Level 1)	$44,400	20,700
Significant Other Observable Inputs (Level 2)	166,100	188,800
Significant Unobservable Inputs (Level 3)	39,900	22,200

	$250,400	231,700

Level 1 assets primarily consist of investments traded on active markets that are valued using published closing prices. The Plans’ Level 2 assets primarily consist of investments in common and collective trusts as well as other private investment funds that are valued using the net asset values provided by the trust or fund. Although these trusts and funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. The Plans’ Level 3 assets consist of an investment in a hedge fund which is valued using the net asset value provided by the investment manager. This fund contains investments in financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that the net asset value is the

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

best information available for use in the fair value measurement of this fund. All activity in Level 3 assets for 2009 relates to the actual return on plan assets still held at December 27, 2009.

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

The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 8.50%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term obligations to employees. The Company’s asset allocation includes alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity and fixed income asset categories at December 27, 2009 and December 28, 2008. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

For 2009, 2008 and 2007, the Company measured the assets and obligations of the Plans as of the fiscal year-end. The following is a detail of the components of the net periodic benefit cost (benefit) for the three years ended December 27, 2009.

	2009	2008	2007

Components of Net Periodic Cost
Pension
Service cost	$1,642	1,597	9,437
Interest cost	17,358	17,714	17,435
Expected return on assets	(18,982)	(23,961)	(23,064)
Amortization of prior service cost	266	282	634
Amortization of actuarial loss	4,495	993	1,768
Curtailment/settlement losses	3,957	1,213	908

Net periodic benefit cost (benefit)	$8,736	(2,162)	7,118

Postretirement
Service cost	$627	570	597
Interest cost	1,903	2,065	2,105
Amortization of actuarial loss	12	115	364

Net periodic benefit cost	$2,542	2,750	3,066

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2009	2008	2007

Pension
Weighted average discount rate	6.20%	6.34%	5.83%
Long-term rate of return on plan assets	8.50%	8.75%	8.75%

Postretirement
Discount rate	6.02%	6.32%	5.80%
Health care cost trend rate assumed for next year	8.50%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2012

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 27, 2009 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 4%.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and expected gross benefit payments and subsidy receipts under the postretirement benefit plan for the next five years subsequent to 2009 and in the aggregate for the following five years are as follows:

		Postretirement
		Gross
		Benefit	Subsidy
	Pension	Payments	Receipts

2010	$18,184	2,304	197
2011	18,748	2,077	198
2012	19,848	2,136	197
2013	19,688	2,195	195
2014	20,454	2,246	190
2015-2019	109,011	11,365	806

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 27, 2009 and December 28, 2008, the defined benefit plans had total projected benefit obligations of $70,328 and $67,437, respectively, and fair values of plan assets of $69,724 and $40,515, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $4,903, $3,226 and $3,937 in 2009, 2008 and 2007, respectively. In fiscal 2010, the Company expects amortization of $71 of prior service costs, $57 of unrecognized net losses and $(1) of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2009 and in the aggregate for the five years thereafter are as follows: 2010: $1,291; 2011: $1,405; 2012: $1,669; 2013: $2,104; 2014: $2,650; and 2015 through 2019: $16,017.

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

Hasbro occupies certain offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2009, 2008 and 2007 amounted to $43,562, $43,634 and $36,897, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2009 and in the aggregate thereafter are as follows: 2010: $25,932; 2011: $22,845; 2012: $17,439; 2013: $14,559; 2014: $6,728; and thereafter: $10,972.

All leases expire prior to the end of 2020. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2009.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

In addition, Hasbro leases certain facilities which, as a result of restructurings, are no longer in use. Future costs relating to such facilities were accrued as a component of the original restructuring charge and are not included in minimum rental amounts above.

(15)	Derivative Financial Instruments

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

The Company also has warrants to purchase common stock that qualify as derivatives. For additional information related to these warrants see note 11. In addition, during the fourth quarter of 2009, the Company entered into several interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. For additional information related to these interest rate swaps see note 8.

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in 2010 and 2011.

At December 27, 2009, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

Hedged Transaction	Notional Amount	Fair Value

Inventory purchases	$380,661	16,715
Intercompany royalty transactions	135,921	7,007
Other	30,268	230

Total	$546,850	23,952

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 27, 2009 as follows:

Prepaid expenses and other current assets
Unrealized gains	$12,142
Unrealized losses	(1,899)

Net unrealized gain	10,243
Other assets
Unrealized gains	13,709

Total	$23,952

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

During the year ended December 27, 2009, the Company reclassified net gains from other comprehensive earnings to net earnings of $21,240. Of the amount reclassified in 2009, $17,173 was reclassified to cost of sales and $4,785 was reclassified to royalty expense. In addition, net losses of $(718) were reclassified to earnings as a result of hedge ineffectiveness in 2009.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts. As of December 27, 2009, the total notional amount of the Company’s undesignated derivative instruments was $94,926.

At December 27, 2009, the fair values of the Company’s undesignated derivative financial instruments are recorded in prepaid expenses and other current assets in the consolidated balance sheet as follows:

Unrealized gains	$747
Unrealized losses	(2,151)

Net unrealized loss	$(1,404)

The Company recorded net gains (losses) of $6,580, $(42,382) and $(2,098) on these instruments to other (income) expense, net for 2009, 2008 and 2007, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company’s derivative financial instruments see notes 2, 8 and 11.

(16)	Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $135,277 and $100,700 at December 27, 2009 and December 28, 2008, respectively.

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Additionally, the Company has a long-term commitment related to promotional and marketing activities at a U.S. based theme park. Under terms of existing agreements as of December 27, 2009, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2010: $32,761; 2011: $36,804; 2012: $61,926; 2013: $85,000; 2014: $14,375; and thereafter: $100,625. At December 27, 2009, the Company had $120,115 of prepaid royalties, $43,115 of which are included in prepaid expenses and other current assets and $77,000 of which are included in other assets.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $140,000 that are not included in the amounts above that may be payable during the next five to six years contingent upon the quantity and types of theatrical movie releases.

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $139,000 and may range from approximately $3,000 to $7,000 per year during the period 2010 to 2014, and approximately $110,000 in aggregate for all years occurring thereafter.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

At December 27, 2009, the Company had approximately $251,917 in outstanding purchase commitments.

Hasbro is party to certain legal proceedings, none of which, individually or in the aggregate, is deemed to be material to the financial condition or results of operations of the Company.

(17)	Segment Reporting

Segment and Geographic Information

Hasbro is a worldwide leader in children’s and family leisure time products and services, including toys, games and licensed products ranging from traditional to high-tech and digital. In 2009 the Company changed the name of the Other segment to Entertainment and Licensing. The Company’s segments now are (i) U.S. and Canada, (ii) International, (iii) Entertainment and Licensing, and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, DVD-based games and trading card and role-playing games within the United States and Canada. Within the International segment, the Company markets and sells both toy and certain game products in markets outside of the U.S. and Canada, primarily the European, Asia Pacific, and Latin and South American regions. The Global Operations segment is responsible for manufacturing and sourcing finished product for the Company’s U.S. and Canada and International segments. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations.

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

Results shown for fiscal years 2009, 2008 and 2007 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues
	from		Operating	Depreciation
	External	Affiliate	Profit	and	Capital	Total
	Customers	Revenue	(Loss)	Amortization	Additions	Assets

2009
U.S. and Canada	$2,447,943	10,502	380,580	52,161	2,060	3,901,598
International	1,459,476	165	162,159	28,201	4,339	1,519,542
Entertainment and Licensing	155,013	—	65,572	16,656	1,002	711,631
Global Operations(a)	5,515	1,503,622	9,172	69,764	67,661	1,012,597
Corporate and eliminations(b)	—	(1,514,289)	(28,885)	14,181	29,067	(3,248,476)

Consolidated Total	$4,067,947	—	588,598	180,963	104,129	3,896,892

2008
U.S. and Canada	$2,406,745	15,759	283,152	58,306	7,826	3,796,373
International	1,499,334	332	165,186	24,854	4,797	1,449,572
Entertainment and Licensing	107,929	—	51,035	7,938	139	255,737
Global Operations(a)	7,512	1,619,072	19,450	63,940	80,618	1,409,427
Corporate and eliminations(b)	—	(1,635,163)	(24,527)	11,100	23,763	(3,742,312)

Consolidated Total	$4,021,520	—	494,296	166,138	117,143	3,168,797

2007
U.S. and Canada	$2,293,742	13,360	287,800	48,858	8,147	3,621,754
International	1,444,863	—	189,783	23,019	4,096	1,342,933
Entertainment and Licensing	87,245	—	38,881	3,515	371	179,095
Global Operations(a)	11,707	1,493,750	19,483	67,519	61,678	1,337,321
Corporate and eliminations(b)	—	(1,507,110)	(16,597)	13,609	17,240	(3,244,040)

Consolidated Total	$3,837,557	—	519,350	156,520	91,532	3,237,063

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b)	Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. In accordance with accounting standards related to impairment testing, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in the Corporate segment.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 27, 2009. Certain 2008 and 2007 amounts have been reclassified to conform to the current period presentation.

	2009	2008	2007

Boys	$1,470,975	1,344,672	1,235,462
Games and puzzles	1,340,886	1,339,909	1,329,290
Girls	790,817	829,785	753,918
Preschool	451,401	456,791	397,778
Other	13,868	50,363	121,109

Net revenues	$4,067,947	4,021,520	3,837,557

During 2009 and 2007, revenues from TRANSFORMERS products accounted for 14.5% and 12.6% of consolidated net revenues, respectively. No other individual product lines accounted for 10% or more of consolidated net revenues in 2009 or 2007. No individual product lines accounted for 10% or more of consolidated net revenues during 2008.

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2009	2008	2007

Net revenues
United States	$2,363,559	2,339,171	2,210,840
International	1,704,388	1,682,349	1,626,717

	$4,067,947	4,021,520	3,837,557

Long-lived assets
United States	$1,059,304	1,079,908	1,011,660
International	191,900	174,708	133,709

	$1,251,204	1,254,616	1,145,369

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys “R” Us, Inc., amounted to 25%, 13% and 11%, respectively, of consolidated net revenues during 2009, 25%, 12% and 10% during 2008 and 24%, 12% and 11% during 2007. These net revenues were primarily within the U.S. and Canada segment.

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

(18)	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year

2009
Net revenues	$621,340	792,202	1,279,221	1,375,184	4,067,947
Gross profit	376,587	472,750	729,195	813,079	2,391,611
Earnings before income taxes	28,587	56,854	217,859	226,397	529,697
Net earnings	19,730	39,275	150,362	165,563	374,930

Per common share
Net earnings
Basic	$0.14	0.28	1.08	1.20	2.69
Diluted	0.14	0.26	0.99	1.09	2.48
Market price
High	$29.91	29.23	29.36	32.47	32.47
Low	21.14	22.27	22.79	26.82	21.14
Cash dividends declared	$0.20	0.20	0.20	0.20	0.80

	Quarter
	First	Second	Third	Fourth	Full Year

2008
Net revenues	$704,220	784,286	1,301,961	1,231,053	4,021,520
Gross profit	433,059	476,064	728,126	691,543	2,328,792
Earnings before income taxes	55,670	55,285	201,520	128,580	441,055
Net earnings	37,470	37,486	138,229	93,581	306,766

Per common share
Net earnings
Basic	$0.26	0.27	0.98	0.67	2.18
Diluted	0.25	0.25	0.89	0.62	2.00
Market price
High	$29.07	39.63	41.68	35.81	41.68
Low	21.57	27.73	33.23	21.94	21.57
Cash dividends declared	$0.20	0.20	0.20	0.20	0.80

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 27, 2009. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 27, 2009. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework”. Based on this assessment, Hasbro’s management concluded that, as of December 27, 2009, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Providence, Rhode Island
February 24, 2010

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 27, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item with respect to executive officers of the Company is included in this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has a Code of Conduct, which is applicable to all of the Company’s employees, officers and directors, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Conduct is available on the Company’s website under Corporate, Investor Relations, Corporate Governance. The Company’s website address is http://www.hasbro.com. Although the Company does not generally intend to provide waivers of or amendments to the Code of Conduct for its Chief Executive Officer, Chief Financial Officer, Controller, or other officers or employees, information concerning any waiver of or amendment to the Code of Conduct for the Chief Executive Officer, Chief Financial Officer, Controller, or any other executive officers or directors of the Company, will be promptly disclosed on the Company’s website in the location where the Code of Conduct is posted.

The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit, (ii) Compensation, (iii) Finance, (iv) Nominating, Governance and Social Responsibility, and (v) Executive Committees of its Board of Directors.

In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s five Board Committees, are all available free of charge upon request to the Company’s Senior Vice President, Chief Legal Officer and Secretary, Barry Nagler, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02862-1059.

Item 11.	Executive Compensation

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “ Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s

definitive proxy statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 27, 2009 and December 28, 2008
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2009, 2008, and 2007
Consolidated Statements of Shareholders’ Equity for the Three Fiscal Years Ended in December 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2009, 2008, and 2007
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
For the Three Fiscal Years Ended in December 2009, 2008, and 2007:
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

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
		(e)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
		(f)	Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)
10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)
		(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)

Exhibit

	(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
	(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(l)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)

Exhibit

	(m)	Amendment No. 8 to Receivables Purchase Agreement, dated as of December 18, 2006, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. as Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, file No. 1-6682.)
	(n)	Amendment No. 12 to Receivables Purchase Agreement, dated as of January 29, 2010, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(o)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(p)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(q)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(r)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(s)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(t)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(u)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(v)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

Exhibit

	(w)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(x)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(y)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(z)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(aa)	Form of Employment Agreement between the Company and three Company executives (Brian Goldner, David D.R. Hargreaves and Barry Nagler). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(bb)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(x) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(cc)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(x) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(dd)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(ee)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(ff)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(gg)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(hh)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ii)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(jj)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(kk)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(ll)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

Exhibit

	(mm)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(nn)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(oo)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(pp)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(qq)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(rr)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(ss)	Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(tt)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(uu)	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(vv)	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ww)	Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(xx)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(zz) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(yy)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(zz)	Hasbro, Inc. 2009 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(aaa)	Amended and Restated Employment Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 27, 2008, File No. 1-6682.)
	(bbb)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(ccc)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)

Exhibit

(ddd) Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(eee) Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
(fff) Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
(ggg) Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld.
(hhh) Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Barry Nagler, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
(iii) Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

Under date of February 24, 2010, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2009, which are included in the Form 10-K for the fiscal year ended December 27, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Providence, Rhode Island
February 24, 2010

HASBRO, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
Fiscal Years Ended in December
(Thousands of Dollars)

		Provision
	Balance at	Charged to			Balance
	Beginning of	Cost and	Other	Write-Offs	at End of
	Year	Expenses	Additions	and Other(a)	Year

Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2009	$32,400	3,970	—	(3,570)	$32,800

2008	$30,600	4,680	—	(2,880)	$32,400

2007	$27,700	2,296	—	604	$30,600

(a)	Includes write-offs, recoveries of previous write-offs, and translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.
(Registrant)

By: /s/ Brian Goldner Brian Goldner President and Chief Executive Officer	Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred J. Verrecchia Alfred J. Verrecchia	Chairman of the Board	February 24, 2010

/s/ Brian Goldner Brian Goldner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2010

/s/ Deborah Thomas Deborah Thomas	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2010

/s/ Basil L. Anderson Basil L. Anderson	Director	February 24, 2010

/s/ Alan R. Batkin Alan R. Batkin	Director	February 24, 2010

/s/ Frank J. Biondi, Jr. Frank J. Biondi, Jr.	Director	February 24, 2010

/s/ Kenneth A. Bronfin Kenneth A. Bronfin	Director	February 24, 2010

/s/ John M. Connors, Jr. John M. Connors, Jr.	Director	February 24, 2010

/s/ Michael W.O. Garrett Michael W.O. Garrett	Director	February 24, 2010

/s/ E. Gordon Gee E. Gordon Gee	Director	February 24, 2010

/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 24, 2010

/s/ Alan G. Hassenfeld Alan G. Hassenfeld	Director	February 24, 2010

Signature	Title	Date

/s/ Tracy A. Leinbach Tracy A. Leinbach	Director	February 24, 2010

/s/ Edward M. Philip Edward M. Philip	Director	February 24, 2010

/s/ Paula Stern Paula Stern	Director	February 24, 2010

HASBRO, INC.

Annual Report on Form 10-K
for the Year Ended December 27, 2009

Exhibit Index

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
		(c)	Indenture, dated as of November 30, 2001, between the Company and The Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-83250, filed February 22, 2002.)
		(d)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
		(e)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
		(f)	Revolving Credit Agreement, dated as of June 23, 2006, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Citizens Bank of Massachusetts, Commerzbank AG, New York and Grand Cayman Branches, BNP Paribas, Banc of America Securities LLC and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2006, File No. 1-6682.)
10	.	Material Contracts

Exhibit

	(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)
	(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
	(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
	(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(f)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(g)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(h)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(i)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(j)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(k)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(l)	Receivables Purchase Agreement dated as of December 10, 2003 among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. and Oddzon, Inc., as Originators. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)

Exhibit

	(m)	Amendment No. 8 to Receivables Purchase Agreement, dated as of December 18, 2006, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator, and Wizards of the Coast, Inc. as Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, file No. 1-6682.)
	(n)	Amendment No. 12 to Receivables Purchase Agreement, dated as of January 29, 2010, among Hasbro Receivables Funding, LLC, as the Seller, CAFCO LLC and Starbird Funding Corporation, as Investors, Citibank, N.A. and BNP Paribas, as Banks, Citicorp North America, Inc., as Program Agent, Citicorp North America, Inc. and BNP Paribas, as Investor Agents, Hasbro, Inc., as Collection Agent and Originator. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(o)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(p)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(q)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(r)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(s)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(t)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(u)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(v)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

Exhibit

	(w)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(x)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(y)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(z)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(aa)	Form of Employment Agreement between the Company and three Company executives (Brian Goldner, David D.R. Hargreaves and Barry Nagler). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(bb)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(x) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(cc)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(x) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(dd)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(ee)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(ff)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(gg)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(hh)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report of Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ii)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(jj)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(kk)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(ll)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

Exhibit

	(mm)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(nn)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(oo)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(pp)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(qq)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(rr)	Hasbro, Inc. 2004 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, File No. 1-6682.)
	(ss)	Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(tt)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(uu)	Form of Fair Market Value Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(vv)	Form of Premium-Priced Stock Option Agreement under the 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ww)	Form of Contingent Stock Performance Award under the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2008, File No. 1-6682.)
	(xx)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(zz) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(yy)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(zz)	Hasbro, Inc. 2009 Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(aaa)	Amended and Restated Employment Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 27, 2008, File No. 1-6682.)
	(bbb)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(ccc)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)

Exhibit

(ddd) Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(eee) Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
(fff) Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
(ggg) Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld.
(hhh) Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Barry Nagler, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
(iii) Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
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