Form 10-Q
period 2010-03-28
HASBRO INC
filed 2010-05-05
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 23, 2010 was 145,452,167.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	March 28,	March 29,	Dec. 27,
Assets	2010	2009	2009
	---------	---------	---------
Current assets
Cash and cash equivalents	$1,259,799	590,388	636,045
Accounts receivable, less allowance
for doubtful accounts of $32,500,
$31,200 and $32,800	526,031	365,037	1,038,802
Inventories	226,784	295,248	207,895
Prepaid expenses and other current assets	200,226	199,147	162,290
	--------------	--------------	--------------
Total current assets	2,212,840	1,449,820	2,045,032

Property, plant and equipment, less accumulated
depreciation of $432,400, $405,200 and
$431,600	220,522	217,919	220,706
	--------------	--------------	--------------

Other assets
Goodwill	474,401	473,850	475,931
Other intangibles, less accumulated amortization
of $570,400, $819,200 and $877,300	542,942	548,485	554,567
Other	627,318	237,748	600,656
	--------------	--------------	--------------
Total other assets	1,644,661	1,260,083	1,631,154
	--------------	--------------	--------------

Total assets	$4,078,023	2,927,822	3,896,892
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	March 28,	March 29,	Dec. 27,
Liabilities and Shareholders' Equity	2010	2009	2009
	---------	---------	---------
Current liabilities
Short-term borrowings	$11,438	45,716	14,113
Current portion of long-term debt	138,651	-	-
Accounts payable	128,780	120,591	173,388
Accrued liabilities	412,974	404,945	628,387
	--------------	--------------	--------------
Total current liabilities	691,843	571,252	815,888

Long-term debt, excluding current portion	1,390,484	709,723	1,131,998
Other liabilities	325,842	265,992	354,234
	--------------	--------------	--------------
Total liabilities	2,408,169	1,546,967	2,302,120
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	516,488	441,921	467,183
Retained earnings	2,744,517	2,448,405	2,720,549
Accumulated other comprehensive earnings	56,043	58,785	58,631
Treasury stock, at cost; 69,288,243 shares at
March 28, 2010, 69,867,161 at March 29, 2009
and 72,597,140 at December 27, 2009	(1,752,041)	(1,673,103)	(1,756,438)
	--------------	--------------	--------------
Total shareholders' equity	1,669,854	1,380,855	1,594,772
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$4,078,023	2,927,822	3,896,892
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	-------------------------------------------
	March 28, 2010	March 29, 2009
	----------------	----------------
Net revenues	$ 672,371	621,340
Costs and expenses
Cost of sales	262,679	244,753
Royalties	43,782	54,453
Product development	40,324	37,131
Advertising	71,174	62,309
Amortization	11,384	19,887
Selling, distribution and administration	173,701	161,590
	------------	------------
Total costs and expenses	603,044	580,123
	------------	------------
Operating profit	69,327	41,217
	------------	------------
Nonoperating (income) expense
Interest expense	16,792	9,715
Interest income	(830)	(1,265)
Other (income) expense, net	(865)	4,180
	------------	------------
Total nonoperating expense, net	15,097	12,630
	------------	------------
Earnings before income taxes	54,230	28,587

Income tax expense (benefit)	(4,713)	8,857
	------------	------------
Net earnings	$ 58,943	19,730
	=======	=======

Net earnings per common share
Basic	$ 0.43	0.14
	=======	=======
Diluted	$ 0.40	0.14
	=======	=======
Cash dividends declared per common share	$ 0.25	0.20
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Quarter Ended
	--------------------------------------
	March 28, 2010	March 29, 2009
	-------------------	------------------
Cash flows from operating activities
Net earnings	$58,943	19,730
Adjustments to reconcile net earnings to net cash
provided (utilized) by operating activities:
Depreciation of plant and equipment	17,916	15,228
Amortization	11,384	19,887
Deferred income taxes	15,096	11,725
Stock-based compensation	7,182	6,020
Change in operating assets and liabilities:
Decrease in accounts receivable	502,295	225,980
(Increase) decrease in inventories	(22,045)	320
Increase in prepaid expenses and other current assets	(18,162)	(18,339)
Decrease in accounts payable and accrued liabilities	(283,925)	(253,435)
Other, including long-term portion of royalty advances	(23,567)	(49,773)
	------------	------------
Net cash provided (utilized) by operating activities	265,117	(22,657)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(20,783)	(24,535)
Other	(332)	1,045
	------------	------------
Net cash utilized by investing activities	(21,115)	(23,490)
	------------	------------
Cash flows from financing activities
Net proceeds from borrowings with original maturities of
more than three months	492,528	-
Net (repayments) proceeds from short-term borrowings	(1,948)	37,256
Purchases of common stock	(95,597)	-
Stock option transactions	11,860	814
Excess tax benefits from stock-based compensation	2,592	1,088
Dividends paid	(27,292)	(27,854)
	------------	------------
Net cash provided by financing activities	382,143	11,304
	------------	------------
Effect of exchange rate changes on cash	(2,391)	(5,159)
	------------	------------
Increase (decrease) in cash and cash equivalents	623,754	(40,002)
Cash and cash equivalents at beginning of year	636,045	630,390
	------------	------------
Cash and cash equivalents at end of period	$1,259,799	590,388
	=======	=======

See note 5 for disclosure of financing activities not affecting cash.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	------------------------------------
	March 28, 2010	March 29, 2009
	-------------------	-------------------
Supplemental information
Cash paid during the period for:
Interest	$14,771	15,013
Income taxes	$23,395	31,349

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	-----------------------------------
	March 28, 2010	March 29, 2009
	-------------------	------------------
Net earnings	$ 58,943	19,730
Other comprehensive loss	(2,588)	(3,471)
	------------	------------
Total comprehensive earnings	$ 56,355	16,259
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of March 28, 2010 and March 29, 2009, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended March 28, 2010 and March 29, 2009 are both 13-week periods.

The results of operations for the quarter ended March 28, 2010 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2009 period representative of those actually experienced for the full year 2009.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the year ended December 27, 2009 in its annual report on Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements for the fiscal year ended December 27, 2009.

Substantially all of the Company's inventories consist of finished goods. Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Net earnings per share data for the fiscal quarters ended March 28, 2010 and March 29, 2009 were computed as follows:

	2010		2009
	-----------------		-----------------
	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 58,943	58,943	19,730	19,730
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021, net of tax	-	1,017	-	1,082
	------------	------------	------------	------------
Adjusted net earnings	$ 58,943	59,960	19,730	20,812
	=======	=======	=======	=======

Average shares outstanding	137,320	137,320	140,047	140,047
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	10,989	-	11,566
Options and other share-based awards	-	2,973	-	1,343
	------------	------------	------------	------------
Equivalent shares	137,320	151,282	140,047	152,956
	=======	=======	=======	=======

Net earnings per common share	$ 0.43	0.40	0.14	0.14
	=======	=======	=======	=======

For the quarters ended March 28, 2010 and March 29, 2009, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion.

Options to acquire shares totaling 2,327 at March 28, 2010 and 5,535 at March 29, 2009 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other comprehensive earnings (loss) for the quarters ended March 28, 2010 and March 29, 2009 consist of the following:

	2010	2009
	------	------
Foreign currency translation adjustments	$ (26,009)	(16,078)
Changes in value of available-for-sale securities, net of tax	-	(806)
Change in unrecognized pension and postretirement amounts, net of tax	-	(571)
Gain on cash flow hedging activities, net of tax	24,995	22,933
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(1,574)	(8,949)
	----------	----------
Other comprehensive loss	$ (2,588)	(3,471)
	======	======

At March 28, 2010, the Company had remaining deferred gains on hedging instruments, net of tax, of $43,831 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain anticipated inventory purchases and other cross-border transactions through 2011. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the amount included in AOCE at March 28, 2010, the Company expects approximately $19,600 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

(4) In the second quarter of 2009, the Company acquired a 50% interest in a joint venture, DHJV Company LLC (“DHJV”), with Discovery Communications (“Discovery”). DHJV was established to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming and owns the DISCOVERY KIDS network in the United States.  As of March 28, 2010, the Company’s interest in the joint venture totaled $372,282 and is a component of other assets. The Company’s share in the earnings of DHJV for the quarter ended March 28, 2010 totaled $500 of income and is included as a component of other (income) expense in the accompanying consolidated statement of operations.

(5) Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short-term borrowings, accounts payable and accrued liabilities. At March 28, 2010, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at March 28, 2010 also include certain assets and liabilities measured at fair value (see Notes 7 and 9) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of March 28, 2010 are as follows:

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Carrying Cost	Fair Value
	-------	------
6.125% Notes Due 2014	$ 425,000	466,735
6.30% Notes Due 2017	350,000	380,590
2.75% Convertible Debentures Due 2021	138,651	242,122
6.60% Debentures Due 2028	109,895	111,543
6.35% Notes Due 2040	500,000	491,900
	-------------	-----------
Total principal amount of long-term debt	1,523,546	1,692,890
Fair value adjustment related to interest rate swaps	5,589	5,589
	-------------	-----------
Total long-term debt	1,529,135	1,698,479
Less current portion	138,651	242,122
	-------------	-----------
Long-term debt, excluding current portion	$1,390,484	1,456,357
	=======	======

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

In March 2010 the Company issued $500,000 of Notes that are due in 2040 (the "Notes"). The Notes bear interest at a rate of 6.35%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

The Company is party to a series of interest rate swap agreements which effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014 which match the maturity date of the related notes. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At March 28, 2010, the fair value of these contracts was $5,589 which is recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded a gain of $8,314 on these instruments in other (income) expense, net for the quarter ended March 28, 2010, relating to the change in fair value of such derivatives, wholly offsetting losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At March 28, 2010, the Company has $138,651 outstanding in principal amount of contingent convertible debentures due 2021. These debentures bear interest at 2.75%, which could be subject to an upward adjustment depending on the price of the Company's common stock.  If the closing price of the Company's common stock exceeds $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders have the right to convert the notes to shares of the Company's common stock at the initial conversion price of $21.60 in the next calendar quarter.  During the first quarter of 2010, holders of these debentures converted $111,177 of these debentures which resulted in the issuance of 5,147 shares of common stock. In addition, if the closing price of the Company's common stock exceeds $27.00 for at least 20 trading days in any thirty day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. On March 29, 2010, the Company gave notice of its election to redeem all of the outstanding debentures on April 29, 2010 at a redemption price to be paid in cash of $1,011.31 per $1,000 principal amount, which was equal to the par value thereof plus accrued and unpaid cash interest through April 29, 2010. As a result, at March 28, 2010 the remaining debentures were reclassified to current long-term debt on the consolidated balance sheet.  Subsequent to quarter end, substantially all remaining debentures were converted by the holders prior to the call date, resulting in the issuance of 6,410 shares of common stock. A cash payment of $186 representing the redemption price was made to the remaining holders of the debentures who did not convert prior to the end of the call period.

(6) The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2006. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2004.

The U.S. Internal Revenue Service has commenced an examination related to the 2006 and 2007 U.S. federal income tax returns. The U.S. Internal Revenue Service has recently completed an examination related to 2004 and 2005, including review by the Joint Committee on Taxation. During the first quarter of 2010, as the result of the completion of this examination, the Company recognized $24,167 of previously accrued unrecognized tax benefits including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions. Of this amount, $7,032 was recorded as a reduction of deferred tax assets and the remainder as a reduction of income tax expense. The total income tax benefit resulting from the completion of the examination, including other adjustments, totaled $21,243 during the first quarter of 2010. The Company is also under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In connection with the Mexican tax examinations for the years 2000 to 2004, the Company has received tax assessments totaling approximately $137,710, which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2003, as is usual and customary in Mexico with respect to these matters. Accordingly, as of March 28, 2010, bonds totaling approximately $111,780 (at March 28, 2010 exchange rates) have been provided to the Mexican government related to the 2000 to 2003 assessments, allowing the Company to defend its positions. The Company currently does not expect to be required to guarantee the amount of the 2004 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2004.

(7) The Company measures certain assets at fair value. The fair value hierarchy consists of three levels: Level 1 fair values are based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At March 28, 2010, these investments totaled $20,850 and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains of $295 on these investments in other (income) expense, net for the quarter ended March 28, 2010, related to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At March 28, 2010 and March 29, 2009, the Company had the following assets measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
March 28, 2010
---------------------
Available-for-sale securities	$ 20,889	39	20,850	-
Derivatives	63,148	-	55,536	7,612
	--------	-------	---------	-------
Total	$ 84,037	39	76,386	7,612
	=====	====	======	====
March 29, 2009
---------------------
Available-for-sale securities	$ 3,359	51	-	3,308
Derivatives	86,469	-	86,469	-
	--------	-------	---------	-------
Total	$89,828	51	86,469	3,308
	=====	====	======	====

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s derivatives also include interest rate swaps used to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The fair values of the interest rate swaps are measured based on the present value of future cash flows using the swap curve as of the valuation date. The remaining derivative securities consist of warrants to purchase common stock. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2010.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3):

	2010	2009
	-----------	-----------
Balance at beginning of year	$6,808	4,591
Gain (loss) from change in fair value	804	(1,283)
	--------	--------
Balance at end of first quarter	$7,612	3,308
	=====	=====

(8) The Company, except for certain international subsidiaries, has pension plans covering substantially all of its full-time employees. Substantially all United States employees are covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees are based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. Effective at the end of December 2007, the Company froze pension benefits being accrued for its non-union employees in the United States. Pension coverage for employees of Hasbro's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans.

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 28, 2010 and March 29, 2009 are as follows:

	Pension		Postretirement
	------------------		------------------
	2010	2009	2010	2009
	-------	-------	-------	-------
Service cost	$ 1,082	1,031	153	156
Interest cost	5,236	5,286	450	476
Expected return on assets	(6,144)	(5,375)	-	-
Net amortization and deferrals	1,095	1,411	-	3
	--------	--------	--------	--------
Net periodic benefit cost	$ 1,269	2,353	603	635
	=====	=====	=====	=====

In the first quarter of fiscal 2010, the Company made cash contributions to its defined benefit pension plans of approximately $1,700 in the aggregate. The Company expects to contribute approximately $3,400 during the remainder of fiscal 2010.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(9) Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, Euros and United Kingdom pound sterling and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

The Company also has warrants to purchase common stock that qualify as derivatives. For additional information related to these warrants see Note 7. In addition the Company is party to several interest rate swap agreements to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. For additional information related to these interest rate swaps see Note 5.

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

At March 28, 2010 and March 29, 2009, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2010		2009
	-----------		-----------
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value
--------------------------------	----------------	---------------	----------------	--------------
Inventory purchases	$ 333,838	37,366	494,662	62,123
Intercompany royalty transactions	124,405	13,283	190,298	24,569
Other	21,848	(701)	11,856	(378)
	------------	------------	------------	------------
Total	$ 480,091	49,948	696,816	86,314
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at March 28, 2010 and March 29, 2009 as follows:

	2010	2009
	----------	----------
Prepaid expenses and other current assets
-------------------------------------------------------------
Unrealized gains	$ 26,666	38,707
Unrealized losses	(2,881)	(1,177)
	------------	------------
Net unrealized gain	23,785	37,530

Other assets
---------------------
Unrealized gains	26,163	48,784
	------------	------------
Total	$49,948	$ 86,314
	=======	=======

During the quarters ended March 28, 2010 and March 29, 2009, the Company reclassified net gains from other comprehensive earnings to net earnings of $1,919 and $10,145, respectively. Of the amount reclassified during the quarter ended March 28, 2010, $1,112 was reclassified to cost of sales and $807 was reclassified to royalty expense. Of the amount reclassified during the quarter ended March 29, 2009, $8,092 and $2,053 were reclassified to cost of sales and royalty expense, respectively. In the first quarter of 2010 and 2009 there were no reclassifications to earnings as a result of hedge ineffectiveness.

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At March 28, 2010 and March 29, 2009, the total notional amounts of the Company’s undesignated derivative instruments were $27,193 and $38,175, respectively.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At March 28, 2010 and March 29, 2009, the fair values of the Company’s undesignated derivative financial instruments were recorded in prepaid expenses and other current assets in the consolidated balance sheets as follows:

	2010	2009
	---------	---------
Unrealized gains	$ 292	468
Unrealized losses	(293)	(313)
	---------	---------
Net unrealized gain (loss)	$ (1)	155
	=====	=====

The Company recorded net gains (losses) of $120 and $(402) on these instruments to other (income) expense, net for the quarters ended March 28, 2010 and March 29, 2009, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company’s derivative financial instruments see Notes 5 and 7.

(10) Hasbro is a worldwide leader in children’s and family leisure time products and services, including toys, games and licensed products ranging from traditional to high-tech and digital. The Company’s segments are (i) U.S. and Canada; (ii) International; (iii) Entertainment and Licensing; and (iv) Global Operations.

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

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global product development and marketing expenses, are allocated to segments based upon foreign exchange rates fixed at the beginning of the year, with adjustments to actual foreign exchange rates included in Corporate and eliminations. The accounting policies of the segments are the same as those referenced in Note 1.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2010, nor were those of the comparable 2009 periods representative of those actually experienced for the full year 2009. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters ended March 28, 2010 and March 29, 2009 are as follows.

	2010		2009
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$424,710	2,724	404,502	2,461
International	221,719	24	189,192	16
Entertainment and Licensing	25,109	-	27,233	-
Global Operations (a)	833	246,060	413	219,347
Corporate and Eliminations	-	(248,808)	-	(221,824)
	------------	------------	------------	------------
	$672,371	-	621,340	-
	=======	=======	=======	=======

	2010	2009
	---------------------	---------------------
Operating profit (loss)
U.S. and Canada	$ 61,131	41,550
International	(2,430)	(14,471)
Entertainment and Licensing	9,366	13,627
Global Operations (a)	(2,728)	(5,443)
Corporate and eliminations (b)	3,988	5,954
	----------	----------
	$ 69,327	41,217
	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2010	2009
	--------------------	-----------------
Total assets
U.S. and Canada	$3,656,436	3,624,001
International	1,316,450	1,193,849
Entertainment and Licensing	740,867	279,182
Global Operations	1,006,218	1,399,454
Corporate and eliminations (b)	(2,641,948)	(3,568,664)
	--------------	--------------
	$4,078,023	2,927,822
	========	========

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. In accordance with accounting standards related to impairment testing, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any difference between actual and budgeted amounts is reflected in Corporate and eliminations.

The following table presents consolidated net revenues by class of principal products for the quarters ended March 28, 2010 and March 29, 2009.

	2010	2009
	----------	---------
Boys	$236,871	229,064
Games and puzzles	227,024	213,087
Girls	129,385	111,123
Preschool	78,895	66,753
Other	196	1,313
	------------	------------
Net revenues	$672,371	621,340
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(11) In April 2010, the Company’s Board of Directors authorized the repurchase of up to an additional $625,000 in aggregate principal amount of Hasbro’s common stock. The authorization is in addition to the amount remaining under the prior share repurchase authorization of $500,000 in February 2008. At March 28, 2010, the Company had $63,779 remaining available under the February 2008 authorization. These shares may be purchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock.  The Company may suspend or discontinue its repurchase program at any time.

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

The Company's business is separated into three principal business segments, U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American marketing and sales operations. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations. In addition to these three primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing and entertainment experiences presented for consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, offering immersive entertainment experiences which allow consumers to experience the Company’s brands across multiple forms and formats, and optimizing efficiencies within the Company to reduce costs, increase operating profits and maintain a strong balance sheet. The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY,

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and  NERF, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first quarter of 2010 the Company had strong revenues from core brands, namely NERF, LITTLEST PET SHOP, TRANSFORMERS, MAGIC: THE GATHERING, PLAY-DOH, MONOPOLY, and PLAYSKOOL. The Company’s strategy of re-imagining, re-inventing and re-igniting its brands has been instrumental in achieving its overall long-term growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. As an example of this, in June of 2009, the TRANSFORMERS: REVENGE OF THE FALLEN motion picture was released as a sequel to the 2007 motion picture TRANSFORMERS. In addition, in August 2009, the motion picture G.I. JOE: THE RISE OF COBRA was released. The Company developed and marketed product lines based on these motion pictures. As a result of pairing these core brands with motion picture entertainment, both the movies and the product lines benefited. In addition, the Company has entered into a strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of Hasbro’s core brands, with the potential for production of two additional pictures. The first movie is expected to be released in 2012. As part of its strategy, in addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands, which has proved instrumental to achieving its overall long-term growth objectives.

The Company is a partner in a joint venture with Discovery Communications, Inc. (“Discovery”) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on the network will include content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties.  The Company expects the rebranded network, THE HUB, to debut in the fall of 2010 and believes that it will reach approximately 60 million homes in the U.S. at that time, with programming targeted to children 14 years of age and under.  The Company believes that this effort will support its strategy of growing its core brands well beyond traditional toys and games and providing immersive entertainment experiences for consumers of all ages in any form or format.  In connection with this initiative, the Company is building an internal creative group that will be responsible for the creation and development of television programming based on Hasbro’s brands. The Company expects to incur a certain level of investment spending leading up to the debut of THE HUB, as well as costs in 2010 and beyond related to the production of television programming.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”); Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the Sesame Street brand of characters. The majority of product offerings under the Sesame Workshop license will commence in 2011. In 2009 and 2008, the Company had significant sales of products related to the Company’s license with Marvel, primarily due to the movie releases of IRON MAN in May 2008, THE INCREDIBLE HULK in June 2008 and X-MEN ORIGINS: WOLVERINE in May 2009. In addition, the Company had significant sales in 2008 of products related to the movie release of STAR WARS: CLONE WARS in August 2008 as well as sales from the movie release of INDIANA JONES AND THE KINGDOM OF THE CRYSTAL SKULL in May 2008. During 2009 the Company also had a high level of revenues from products related to television programming based on SPIDER-MAN and STAR WARS. In 2010 the Company expects significant sales of products related to the movie release of IRON MAN 2 in May 2010.

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, the Company is party to a multi-year strategic agreement with Electronic Arts Inc. (“EA”). The agreement gives EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, G.I. JOE and LITTLEST PET SHOP.

The Company is investing to grow its business in emerging markets. During the last two years, the Company expanded its operations in China, Brazil, Russia, Korea, Romania and the Czech Republic. In addition, the Company is seeking to grow its business in entertainment and digital gaming, and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms of media.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2004 to 2009, the Company’s Board of Directors (the “Board”) adopted four successive share repurchase authorizations with a cumulative authorized repurchase amount of $1,700,000. At March 28, 2010, the authorization approved on February 7, 2008 for $500,000 had $63,779 remaining. For the quarter ended March 28, 2010, the Company invested $97,710 in the repurchase of 2,763 shares of common stock in the open market. For the years ended 2009, 2008 and 2007, the Company spent $90,994, $357,589 and $587,004, respectively, to repurchase 3,172, 11,736 and 20,795 shares, respectively, in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation, including the Company’s recent issuance of $500,000 of long-term notes in March 2010. In April 2010, the Board approved an additional authorization for $625,000, a portion of which will be used to purchase an equivalent number of shares resulting from the conversion of the Company’s convertible debt.

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended March 28, 2010 and March 29, 2009.

	2010	2009
	-------	-------
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	39.1	39.4
Royalties	6.5	8.8
Product development	6.0	6.0
Advertising	10.6	10.0
Amortization	1.7	3.2
Selling, distribution and administration	25.8	26.0
	--------	--------
Operating profit	10.3	6.6
Interest expense	2.5	1.5
Interest income	(0.1)	(0.2)
Other (income) expense, net	(0.2)	0.7
	--------	--------
Earnings before income taxes	8.1	4.6
Income tax expense (benefit)	(0.7)	1.4
	--------	--------
Net earnings	8.8%	3.2%
	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

RESULTS OF OPERATIONS
-----------------------------------------
The quarters ended March 28, 2010 and March 29, 2009 were both 13-week periods. Net earnings for the first quarter of 2010 were $58,943, compared to net earnings of $19,730 for the first quarter of 2009. Basic and diluted earnings per share for the first quarter of 2010 were $0.43 and $0.40, respectively, compared to basic and diluted earnings per share in the first quarter of 2009 which were each $0.14. Net earnings for the quarter ended March 28, 2010 include a favorable tax adjustment of approximately $21,200, or $0.14 per diluted share, related to the recognition of certain previously unrecognized tax benefits and reversal of related accrued interest due to the completion of a tax audit.

Consolidated net revenues for the quarter ended March 28, 2010 increased 8% to $672,371 compared to $621,340 for the quarter ended March 29, 2009. Consolidated net revenues were positively impacted by foreign currency translation in the amount of approximately $20,400, or 3%, for the quarter ended March 28, 2010 as the result of the weaker U.S. dollar in 2010. Operating profit for the quarter ended March 28, 2010 was $69,327 compared to $41,217 for the quarter ended March 29, 2009.

Most of the Company's revenues and operating profit are derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended March 28, 2010 and March 29, 2009.

	2010	2009	% Change
	-------------	------------	-------------
Net revenues
U.S. and Canada segment	$424,710	404,502	5%
International segment	221,719	189,192	17%
Entertainment and Licensing segment	25,109	27,233	-8%

Operating profit (loss)
U.S. and Canada segment	$61,131	41,550	47%
International segment	(2,430)	(14,471)	83%
Entertainment and Licensing segment	9,366	13,627	-31%

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended March 28, 2010 increased 5% to $424,710 from $404,502 for the quarter ended March 29, 2009. The increase in the quarter was driven by increased revenues in the games and puzzles category, primarily due to increased sales of MAGIC: THE GATHERING and MONOPOLY products. The increase in U.S. and Canada segment net revenues was also a result of increased revenues in the girls’ toys and preschool categories. The increase in net revenues in the girls’ toys category was driven by sales of STRAWBERRY SHORTCAKE products which were reintroduced to the Company’s line in the second quarter of 2009 and, to a lesser extent, increased sales of BABY ALIVE products, partially offset by decreased sales of LITTLEST PET SHOP products. Although revenues from sales of LITTLEST PET SHOP products decreased, sales of these products remained a significant contributor to U.S. and Canada segment net revenues in the first quarter of 2010.  Net revenues in the preschool category increased primarily as a result of increased sales of PLAY-DOH, TONKA and, to a lesser extent, PLAYSKOOL products. Revenues in the boys’ toys category decreased in the quarter primarily as a result of decreased sales of TRANSFORMERS and STAR WARS products, partially offset by increased sales of NERF and MARVEL products. Sales of MARVEL products increased in the quarter primarily as a result of the anticipated movie release of IRON MAN 2 in May 2010.

U.S. and Canada segment operating profit increased to $61,131 for the quarter ended March 28, 2010 compared to $41,550 for the quarter ended March 29, 2009. The increase in operating profit for the quarter was primarily a result of the higher revenues discussed above as well as decreased amortization expense primarily as a result of the property rights related to the Wizards of the Coast acquisition becoming fully amortized in the fourth quarter of 2009. In addition, royalty expense decreased as the result of decreased sales of entertainment-driven products.

INTERNATIONAL SEGMENT

International segment net revenues increased by 17% to $221,719 for the quarter ended March 28, 2010 from $189,192 for the quarter ended March 29, 2009. For the quarter ended March 28, 2010, International segment net revenues were positively impacted by currency translation of approximately $16,300, or 9%, as a result of the weaker U.S. dollar in the first quarter of 2010. The remaining increase in net revenues for the quarter was driven by increased sales in the boys’ toys category primarily as a result of increased sales of NERF and MARVEL products and increased revenues in the girls’ toys category as a result of increased sales of LITTLEST PET SHOP products and sales of STRAWBERRY SHORTCAKE products, which were reintroduced to the Company’s line in the second quarter of 2009. Sales of MARVEL products increased in the quarter primarily as a result of the anticipated movie release of IRON MAN 2 in May 2010. Net revenues in the quarter were also positively impacted by increased sales in the games and puzzles and preschool categories, including increased revenues from sales of MAGIC: THE GATHERING and PLAY-DOH products, respectively. Increased revenues in the preschool category, to a lesser extent, also included increased revenues from sales of PLAYSKOOL products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

International segment operating loss was $2,430 for the quarter ended March 28, 2010 compared to a loss of $14,471 for the quarter ended March 29, 2009. International segment operating loss was negatively impacted by currency translation of approximately $1,400. The decreased operating loss was primarily a result of higher revenues as well as decreased amortization expense, partially offset by higher advertising and product development expenses.

ENTERTAINMENT AND LICENSING SEGMENT

Entertainment and Licensing segment net revenues for the quarter ended March 28, 2010 decreased 8% to $25,109 from $27,233 for the quarter ended March 29, 2009. The decrease in the quarter was primarily due to lower digital gaming licensing revenues, partially offset by higher revenues from lifestyle licensing.

Entertainment and Licensing segment operating profit decreased to $9,366 for the quarter ended March 28, 2010 compared to $13,627 for the quarter ended March 29, 2009. Operating profit for the quarter decreased as a result of the lower revenues discussed above, increased royalty expenses as well as costs related to the Company’s internal television studio.  While the Discovery joint venture is a component of our television operations, the Company’s 50% share in the earnings from the joint venture are included in other (income) expense and therefore are not a component of operating profit of the segment.

COSTS AND EXPENSES
-----------------------------------
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 28, 2010 and March 29, 2009.

	2010	2009
	-------------	------------
Cost of sales	39.1%	39.4%
Royalties	6.5	8.8
Product development	6.0	6.0
Advertising	10.6	10.0
Amortization	1.7	3.2
Selling, distribution and administration	25.8	26.0

Cost of sales increased in dollars but decreased as a percentage of revenues to $262,679 or 39.1% of net revenues for the quarter ended March 28, 2010 from $244,753 or 39.4% of net revenues for the quarter ended March 29, 2009. The increase in dollars is primarily a result of increased revenues while the decrease as a percentage of net revenues for the quarter was primarily due to the mix of products sold in the first quarter of 2010 compared to the first quarter of 2009.

Royalty expense for the quarter ended March 28, 2010 decreased to $43,782 or 6.5% of net revenues from $54,453 or 8.8% of net revenues for the quarter ended March 29, 2009. The decrease in the quarter is primarily the result of decreased sales of entertainment-driven products, including TRANSFORMERS and STAR WARS. Royalty expense in the quarter ended March 29, 2009 also included costs associated with a royalty audit.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Product development expenses for the quarter ended March 28, 2010 increased in dollars, but remained flat as a percentage of net revenues, to $40,324 or 6.0% of net revenues from $37,131 or 6.0% of net revenues for the quarter ended March 29, 2009.

Advertising expense for the quarter ended March 28, 2010 increased to $71,174, or 10.6% of net revenues compared to $62,309, or 10.0% of net revenues for the quarter ended March 29, 2009. In years in which the Company expects significant sales of products related to major motion picture releases, such as in 2009, advertising expense as a percentage of revenue is generally lower, as such products do not require the same level of advertising that the Company spends on non-entertainment based products.

Amortization expense decreased to $11,384 or 1.7% of net revenues in the first quarter of 2010 from $19,887 or 3.2% of net revenues in the first quarter of 2009. The decrease is primarily the result of the property rights related to the Wizards of the Coast acquisition becoming fully amortized in the fourth quarter of 2009.

For the quarter ended March 28, 2010, the Company's selling, distribution and administration expenses increased to $173,701 or 25.8% of net revenues from $161,590 or 26.0% of net revenues for the quarter ended March 29, 2009. The increase in selling, distribution and administration expenses for the quarter primarily reflects the impact of currency translation as a result of the weaker U.S. dollar in the first quarter of 2010.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the first quarter of 2010 increased to $16,792 from $9,715 in the first quarter of 2009. The increase in interest expense in the quarter primarily reflects higher outstanding borrowings as a result of the issuance of $425,000 in principal amount of Notes in May 2009 and $500,000 in principal amount of Notes in March 2010. The proceeds from the issuance of Notes in May 2009 were primarily used to purchase a 50% interest in the joint venture with Discovery. In addition, interest expense in first quarter of 2010 also includes amounts related to the Company’s tax sharing agreement with Discovery. The overall increase in interest expense was partially offset by lower average effective interest rates as a result of the Company’s fixed-for-floating interest rate swaps.

Interest income for the quarter ended March 28, 2010 was $830 compared to $1,265 for the quarter ended March 29, 2009. The decrease in interest income for the quarter was primarily the result of lower returns on invested cash, partially offset by higher average invested cash balances.

Other (income) expense, net, was $(865) for the first quarter of 2010, compared to $4,180 for the first quarter of 2009. Other (income) expense, net in the quarter includes $(500) which represents the Company’s 50% share in the earnings of the joint venture with Discovery. The remainder of the change in other (income) expense, net in the quarter ended March 28, 2010 as compared to the quarter ended March 29, 2009 primarily reflects the impact of foreign exchange losses incurred in the first quarter of 2009.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

INCOME TAXES
-----------------------

Income tax benefit for the quarter ended March 28, 2010 was $4,713 on pretax earnings of $54,230 compared to income tax expense of $8,857 on pretax earnings of $28,587 for the quarter ended March 29, 2009.  Both quarters are impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions.  The income tax benefit for the quarter ended March 28, 2010 also includes $21,243 as a result of the settlement of the 2004 and 2005 IRS examination, including other adjustments, primarily related to the recognition of previously unrecognized tax benefits and related reversal of accrued potential interest. Absent these items, the effective tax rate for the first quarter of 2010 and 2009 was 29.0% and 29.1%, respectively. The adjusted tax rate for the first quarter of 2010 of 29.0% is consistent with the full year 2009 effective tax rate of 29.0%, which excludes certain discrete tax events.

OTHER INFORMATION

---------------------------------

Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business than the first half. Although the Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years when the Company has products related to one or more major motion picture releases that occur in the first half of the year. In 2010 the Company expects significant sales of products related to the movie release of IRON MAN 2 in May 2010. In 2009 the Company had products related to the mid-year major motion picture releases of TRANSFORMERS: REVENGE OF THE FALLEN, GI JOE: THE RISE OF COBRA and X-MEN ORIGINS: WOLVERINE. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our expected sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Unshipped orders at March 28, 2010 and March 29, 2009 were approximately $311,400 and $318,600, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In June 2009 the Financial Accounting Standards Board (“FASB”) revised accounting standards related to the transfer of financial assets. These revisions seek to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. These revisions also eliminate the concept of a qualifying special-purpose entity, and require such entities to be evaluated for consolidation in accordance with the applicable consolidation guidance. The requirements of these revised accounting standards are effective for fiscal years and interim periods beginning after November 15, 2009. As a result of the adoption of these new accounting standards in 2010, the Company will account for all sales of accounts receivable under its securitization facility in 2010 as collateralized borrowings. The accounts receivable balances will remain on the Company’s balance sheet and proceeds from the sales of the receivables will be recorded as short-term debt. The adoption of these standards did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

In January 2010 the FASB revised accounting standards related to fair value measurements to expand disclosure requirements to include significant transfers of assets and liabilities in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as a gross presentation of purchases, sales, issuances and settlements within the rollforward of changes in Level 3 assets and liabilities. The revised standards also provide clarification to existing fair value disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. The majority of the requirements of these revised accounting standards were effective and adopted by the Company in the first quarter of 2010 and had no impact on the consolidated balance sheet or results of operations. Certain requirements related to the gross presentation of activity in the rollfoward of changes in Level 3 assets and liabilities will become effective for fiscal years beginning after December 15, 2010 and for interim reporting periods within those fiscal years.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2009 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. During the first quarter of 2010, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for the remainder of 2010. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In March 2010 the Company issued $500,000 in aggregate principal amount of Notes that are due in 2040 (the "Notes"). The Notes bear interest at a rate of 6.35%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The proceeds from the issuance of the Notes are expected to be used primarily to repurchase an equivalent number of shares resulting from the conversion of the Company’s contingent convertible debentures.

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

Net cash provided by operating activities in the first quarter of 2010 was $265,117 compared to net cash utilized of $22,657 in the first quarter of 2009. Net cash provided in 2010 as compared to net cash utilized in 2009 primarily reflects increased collections of accounts receivable as a result of higher sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008, and because we did not utilize our securitization at December 27, 2009 compared to a utilization of $250,000 of the securitization program at December 28, 2008. In addition, net cash utilized in the first quarter of 2009 includes a $50,000 guaranteed royalty payment to Marvel related to the extension of the current agreement.

Accounts receivable increased to $526,031 at March 28, 2010 from $365,037 at March 29, 2009. The accounts receivable balance at March 28, 2010 includes an increase of approximately $12,600 as a result of a weaker U.S. dollar at March 28, 2010 as compared to March 29, 2009. The remaining increase in accounts receivable primarily reflects the utilization of the Company’s securitization program at March 29, 2009 of approximately $100,000. At March 28, 2010, based on the Company’s cash position and liquidity needs, there was no utilization of the securitization program. Days sales outstanding were 70 days at March 28, 2010 compared to 53 days at March 29, 2009. Absent the impact of securitization, days sales outstanding at March 29, 2009 would have been 67 days. The increase in days sales outstanding, absent the impact of securitization, is primarily due to increased sales in markets with longer terms.

Inventories decreased to $226,784 at March 28, 2010 from $295,248 at March 29, 2009. The inventory balance at March 28, 2010 includes an increase of approximately $9,900 as a result of a weaker U.S. dollar at March 28, 2010 as compared to March 29, 2009. The decrease primarily reflects higher inventory levels at March 29, 2009, which were worked down throughout 2009.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Prepaid expenses and other current assets increased to $200,226 at March 28, 2010 compared to $199,147 at March 29, 2009. The prepaid expenses and other current assets balance at March 28, 2010 includes an increase of approximately $7,200 as a result of a weaker U.S. dollar at March 28, 2010 as compared to March 29, 2009. Absent the impact of foreign exchange, prepaid expenses and other current assets decreased approximately $6,100. The decrease primarily relates to decreased foreign currency forward contracts and decreased prepaid royalties and income taxes. These decreases were partially offset by purchases of short-term investments of $18,000 in the last three quarters of 2009.

Accounts payable and accrued expenses increased to $541,754 at March 28, 2010 from $525,536 at March 29, 2009. Increased accrued income taxes, interest, dividends and payroll and management incentives were partially offset by decreased accrued royalties.

Collectively, property, plant and equipment and other assets at March 28, 2010 increased $387,181 from March 29, 2009. The increase is primarily due to the Company’s investment in a 50% interest in the joint venture with Discovery in the second quarter of 2009, which has a carrying value of $372,282 at March 28, 2010. In addition, the increase reflects an increase in long-term prepaid royalty advances as a result of a $25,000 guaranteed royalty payment to the Discovery joint venture in the third quarter of 2009, partially offset by a decrease in the long-term portion of the Marvel royalty advance. These increases were partially offset by decreased foreign currency forward contracts. The increases in intangible assets in the last nine months of 2009, including $45,000 related to the extension of the term of the license agreement related to the STAR WARS brand, and approximately $26,500 related to the acquisition of certain other intellectual properties, were more than offset by amortization expense over the twelve months ended March 28, 2010.

Net cash utilized by investing activities was $21,115 in the first quarter of 2010 compared to $23,490 in the first quarter of 2009. Additions to property, plant and equipment were $20,783 in 2010 compared to $24,535 in 2009.

Net cash provided by financing activities was $382,143 in the first quarter of 2010 compared to $11,304 in the first quarter of 2009. The 2010 cash provided reflects net proceeds of $492,528 from the issuance of long-term notes in March 2010. Repayments of short-term borrowings were $1,948 in the first quarter of 2010 compared to proceeds from short-term borrowing of $37,256 in the first quarter of 2009. Proceeds from stock option transactions increased to $11,860 in the first quarter of 2010 compared to $814 in the first quarter of 2009 reflecting increased stock option exercises attributed to the overall higher Company stock price during the first quarter of 2010 compared to the first quarter of 2009. Dividends paid were $27,292 in 2010 compared to $27,854 in 2009. Cash payments related to purchases of the Company's common stock were $95,597 in the first quarter of 2010. There were no repurchases of the Company’s common stock in the first quarter of 2009. At March 28, 2010, the Company had $63,779 remaining available under a $500,000 February 2008 Board of Directors share repurchase authorization. In April 2010 the Board of Directors approved an authorization for up to an additional $625,000 of share repurchases.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $300,000 committed borrowing facility. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, subject to lender agreement, up to a total committed facility of $500,000. The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended March 28, 2010. The Company had no borrowings outstanding under its committed revolving credit facility at March 28, 2010. However, the Company had letters of credit outstanding under this facility of approximately $1,400 at March 28, 2010.  Amounts available and unused under the committed line at March 28, 2010 were approximately $298,600. The Company also has other uncommitted lines from various banks, of which approximately $35,600 was utilized at March 28, 2010. Of the amount utilized under the uncommitted lines, approximately $11,400 and $24,200 represent outstanding borrowings and letters of credit, respectively.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided fractional ownership interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. The program provides the Company with a source of working capital. Based on the amount of eligible accounts receivable as of March 28, 2010, the Company had availability under this program to sell approximately $111,500, of which no amounts were utilized.

The Company has principal amounts of long-term debt at March 28, 2010 of $1,523,546 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $137,300 and purchase commitments of $382,966 outstanding at March 28, 2010. Letters of credit and similar instruments include $111,780 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

Other contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 27, 2009, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report, including the issuance of $500,000 of long-term notes in March 2010. The table of contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 27, 2009, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities. These liabilities were $86,734 and $93,899 at March 28, 2010 and March 29, 2009, respectively, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

HASBRO, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial

Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

At March 28, 2010, the Company has outstanding $138,651 in principal amount of contingent convertible debentures due 2021. The senior convertible debentures bear interest at 2.75%, which could be subject to an upward adjustment in the rate, not to exceed 11%, should the price of the Company's common stock trade at or below $9.72 per share for 20 of 30 trading days preceding the fifth day prior to an interest payment date. This contingent interest feature represents a derivative instrument that is recorded on the balance sheet at its fair value, with changes in fair value recognized in the statement of operations. If the closing price of the Company's common stock exceeds $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures will be convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2009 this conversion feature was met and the debentures were convertible during the first quarter of 2010. During the first quarter of 2010, holders of these debentures converted $111,177 of these debentures which resulted in the issuance of 5,147 shares. In addition, if the closing price of the Company's common stock exceeds $27.00 for at least 20 trading days in any 30 day period, the Company has the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, the holders of the debentures have the right to convert their debentures in accordance with the conversion terms described above. As of March 28, 2010, the Company had the right to call the debentures. On March 29, 2010, as part of the Company’s overall debt management strategy and in furtherance of its capital structure goals, the Company gave notice of its election to redeem in cash all of the outstanding debentures on April 29, 2010 at a redemption price of $1,011.31 per $1,000 principal amount, which was equal to the par value thereof plus accrued and unpaid cash interest through April 29, 2010. Prior to this date, substantially all remaining debentures were converted by the holders, resulting in the issuance of 6,410 shares of common stock. A cash payment of $186 representing the redemption price was made to the remaining holders of the debentures who did not convert prior to the end of the call period.

The Company believes that cash from operations, including the securitization facility, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

-------------------------------------------------------------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations, stock-based compensation and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 27, 2009.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

FINANCIAL RISK MANAGEMENT

--------------------------------------------------

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Swiss franc, Canadian dollar and Mexican peso and, to a lesser extent, currencies in Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2010 through 2011 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company’s revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At March 28, 2010, these contracts had unrealized gains of $49,947, of which $23,784 are recorded in prepaid expenses and other current assets and $26,163 are recorded in other assets. Included in accumulated other comprehensive income at March 28, 2010 are deferred gains, net of tax, of $43,831, related to these derivatives.

At March 28, 2010, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,523,546. Also at March 28, 2010, the Company had fixed-for-floating interest rate swaps with notional amounts of $400,000. The interest rate swaps are designed to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At March 28, 2010, these contracts had a fair value of $5,589, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 28, 2010. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 28, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001, 2002, 2003 and 2004. These tax assessments, which total approximately $138 million in aggregate (including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2003 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; and the 2003 assessment in March 2009. The Company is challenging 2004 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2003, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of March 28, 2010, bonds totaling approximately $112 million (at March 28, 2010 exchange rates) have been posted related to the 2000, 2001, 2002 and 2003 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post a bond related to the 2004 assessment.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 27, 2009 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•

the Company’s ability to successfully re-invent, re-imagine and re-invigorate its existing products and product lines to maintain and further their success and to successfully introduce new products and product lines which achieve and sustain interest from retailers and consumers;

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

•

the ability of the Company to hire and retain key officers and employees who are critical to the Company’s success;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2010 12/28/09 - 1/24/10	540,000	$31.9893	540,000	$144,159,464
February 2010 1/25/10 - 2/28/10	862,600	$33.9283	862,600	$114,892,932
March 2010 3/1/10 – 3/28/10	1,360,000	$37.5836	1,360,000	$ 63,779,189
Total	2,762,600	$35.3488	2,762,600	$ 63,779,189

In February 2008 the Company’s Board of Directors authorized the repurchase of up to $500 million in common stock. At March 28, 2010 approximately $63.8 million remained available under this authorization. Subsequent to quarter end, in April 2010 the Board of Directors authorized the repurchase of an additional $625 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

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

4.6

Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

4.7

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

10.1

Amended and Restated Employment Agreement, dated March 26, 2010, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2010, File No. 1-6682.)

10.2	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.3	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.4	Hasbro, Inc. 2010 Management Incentive Plan.

10.5	Lease Extension and Amending Agreement, dated January 31, 2010, between Central Toy Manufacturing Inc. and Hasbro Canada Corporation.

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended March 28, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: May 5, 2010	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 28, 2010

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

4.6

Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

4.7

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

10.1

Amended and Restated Employment Agreement, dated March 26, 2010, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2010, File No. 1-6682.)

10.2	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.3	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.4	Hasbro, Inc. 2010 Management Incentive Plan.

10.5	Lease Extension and Amending Agreement, dated January 31, 2010, between Central Toy Manufacturing Inc. and Hasbro Canada Corporation.

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended March 28, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.