Form 10-Q
period 2010-06-27
HASBRO INC
filed 2010-07-30
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 20, 2010 was 139,824,768.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 27,	June 28,	Dec. 27,
Assets	2010	2009	2009
	---------	---------	---------
Current assets
Cash and cash equivalents	$872,275	392,034	636,045
Accounts receivable, less allowance
for doubtful accounts of $32,200,
$33,200 and $32,800	663,484	652,557	1,038,802
Inventories	342,113	346,814	207,895
Prepaid expenses and other current assets	201,962	210,824	162,290
	--------------	--------------	--------------
Total current assets	2,079,834	1,602,229	2,045,032

Property, plant and equipment, less accumulated
depreciation of $435,800, $425,200 and
$431,600	218,851	222,937	220,706
	--------------	--------------	--------------

Other assets
Goodwill	473,996	476,362	475,931
Other intangibles, less accumulated amortization
of $566,400, $839,100 and $877,300	531,498	601,160	554,567
Other	669,497	575,488	600,656
	--------------	--------------	--------------
Total other assets	1,674,991	1,653,010	1,631,154
	--------------	--------------	--------------

Total assets	$3,973,676	3,478,176	3,896,892
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 27,	June 28,	Dec. 27,
Liabilities and Shareholders' Equity	2010	2009	2009
	---------	---------	---------
Current liabilities
Short-term borrowings	$10,632	11,958	14,113
Accounts payable	206,963	165,128	173,388
Accrued liabilities	439,260	435,637	628,387
	--------------	--------------	--------------
Total current liabilities	656,855	612,723	815,888

Long-term debt	1,396,980	1,134,723	1,131,998
Other liabilities	330,915	341,060	354,234
	--------------	--------------	--------------
Total liabilities	2,384,750	2,088,506	2,302,120
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	589,700	450,237	467,183
Retained earnings	2,751,106	2,459,705	2,720,549
Accumulated other comprehensive earnings	27,803	47,291	58,631
Treasury stock, at cost; 68,422,439 shares at
June 27, 2010, 69,827,496 at June 28, 2009
and 72,597,140 at December 27, 2009	(1,884,530)	(1,672,410)	(1,756,438)
	--------------	--------------	--------------
Total shareholders' equity	1,588,926	1,389,670	1,594,772
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,973,676	3,478,176	3,896,892
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	-------------------	------------------	-------------------	-------------------
Net revenues	$737,791	792,202	1,410,162	1,413,542
Costs and expenses
Cost of sales	300,322	319,452	563,001	564,205
Royalties	50,052	73,826	93,834	128,279
Product development	47,466	43,529	87,790	80,660
Advertising	71,998	81,677	143,172	143,986
Amortization	11,315	18,792	22,699	38,679
Selling, distribution and administration	176,912	181,853	350,613	343,443
	------------	------------	------------	------------
Total costs and expenses	658,065	719,129	1,261,109	1,299,252
	------------	------------	------------	------------
Operating profit	79,726	73,073	149,053	114,290
	------------	------------	------------	------------
Nonoperating (income) expense
Interest expense	21,922	17,503	38,714	27,218
Interest income	(2,106)	(739)	(2,936)	(2,004)
Other (income) expense, net	(1,127)	(545)	(1,992)	3,635
	------------	------------	------------	------------
Total nonoperating expense, net	18,689	16,219	33,786	28,849
	------------	------------	------------	------------
Earnings before income taxes	61,037	56,854	115,267	85,441
Income taxes	17,406	17,579	12,693	26,436
	------------	------------	------------	------------
Net earnings	$43,631	39,275	102,574	59,005
	=======	=======	=======	=======

Net earnings per common share
Basic	$0.30	0.28	0.73	0.42
	=======	=======	=======	=======
Diluted	$0.29	0.26	0.69	0.40
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.25	0.20	0.50	0.40
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Six Months Ended
	--------------------------------------
	June 27, 2010	June 28, 2009
	-------------------	------------------
Cash flows from operating activities
Net earnings	$102,574	59,005
Adjustments to reconcile net earnings to net cash
provided (utilized) by operating activities:
Depreciation of plant and equipment	45,491	40,510
Amortization	22,699	38,679
Deferred income taxes	9,756	12,563
Stock-based compensation	16,192	14,463
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	356,976	(48,156)
Increase in inventories	(141,183)	(40,909)
Increase in prepaid expenses and other current assets	(1,925)	(23,375)
Decrease in accounts payable and accrued liabilities	(205,435)	(184,759)
Other, including long-term portion of royalty advances	(32,116)	(47,889)
	------------	------------
Net cash provided (utilized) by operating activities	173,029	(179,868)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(49,689)	(51,538)
Investments and acquisitions, net of cash acquired	-	(371,307)
Purchases of short-term investments	-	(4,000)
Other	(936)	(825)
	------------	------------
Net cash utilized by investing activities	(50,625)	(427,670)
	------------	------------
Cash flows from financing activities
Net proceeds from borrowings with original maturities of
more than three months	492,528	421,309
Repayments of borrowings with original maturities of
more than three months	(186)	-
Net (repayments) proceeds from short-term borrowings	(2,706)	2,606
Purchases of common stock	(352,063)	-
Stock option transactions	39,431	1,396
Excess tax benefits from stock-based compensation	7,105	1,057
Dividends paid	(64,118)	(55,823)
	------------	------------
Net cash provided by financing activities	119,991	370,545
	------------	------------
Effect of exchange rate changes on cash	(6,165)	(1,363)
	------------	------------
Increase (decrease) in cash and cash equivalents	236,230	(238,356)
Cash and cash equivalents at beginning of year	636,045	630,390
	------------	------------
Cash and cash equivalents at end of period	$872,275	392,034
	=======	=======

See note 5 for disclosure of financing activities not affecting cash.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	------------------------------------
	June 27, 2010	June 28, 2009
	-------------------	-------------------
Supplemental information
Cash paid during the period for:
Interest	$28,236	22,838
Income taxes	$36,798	51,798

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	-------------------	------------------	-------------------	-------------------
Net earnings	$43,631	39,275	102,574	59,005
Other comprehensive loss	(28,240)	(11,494)	(30,828)	(14,965)
	----------	----------	----------	----------
Total comprehensive earnings	$15,391	27,781	71,746	44,040
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of June 27, 2010 and June 28, 2009, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarterly and six-month periods ended June 27, 2010 and June 28, 2009 are 13-week and 26-week periods, respectively.

The results of operations for the quarter and six months ended June 27, 2010 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2009 period representative of those actually experienced for the full year 2009.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings Per Share

Net earnings per share data for the quarters and six months ended June 27, 2010 and June 28, 2009 were computed as follows:

	2010		2009
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 43,631	43,631	39,275	39,275
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021, net of tax	-	107	-	1,092
	------------	------------	------------	------------
Adjusted net earnings	$ 43,631	43,738	39,275	40,367
	=======	=======	=======	=======

Average shares outstanding	143,801	143,801	139,967	139,967
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	1,106	-	11,566
Options and other share-based awards	-	3,567	-	1,446
	------------	------------	------------	------------
Equivalent shares	143,801	148,474	139,967	152,979
	=======	=======	=======	=======

Net earnings per common share	$ 0.30	0.29	0.28	0.26
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2010		2009
	-----------------		-----------------
Six Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$102,574	102,574	59,005	59,005
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021	-	1,124	-	2,174
	------------	------------	------------	------------
Adjusted net earnings	$102,574	103,698	59,005	61,179
	=======	=======	=======	=======

Average shares outstanding	140,560	140,560	140,007	140,007
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	6,048	-	11,566
Options and other share-based awards	-	3,270	-	1,395
	------------	------------	------------	------------
Equivalent shares	140,560	149,878	140,007	152,968
	=======	=======	=======	=======

Net earnings per common share	$ 0.73	0.69	0.42	0.40
	=======	=======	=======	=======

For the quarters and six-month periods ended June 27, 2010 and June 28, 2009, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion. As of June 27, 2010, substantially all of these debentures were converted into shares of common stock. See Note 5 for additional information.

For the quarters ended June 27, 2010 and June 28, 2009, options to acquire shares totaling 707 and 7,890, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six-month periods ended June 27, 2010 and June 28, 2009, 1,517 and 6,713 options to acquire shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings

Other comprehensive loss for the quarters and six-months ended June 27, 2010 and June 28, 2009 consist of the following:

	Quarter Ended		Six Months Ended
	------------------		------------------
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
	---------	---------	---------	---------
Foreign currency translation adjustments	$(30,355)	27,617	(56,364)	11,539
Changes in value of available-for-sale securities, net of tax	-	1,655	-	849
Change in unrecognized pension and postretirement amounts, net of tax	-	-	-	(571)
Gain (loss) on cash flow hedging activities, net of tax	5,436	(34,917)	30,431	(11,984)
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(3,321)	(5,849)	(4,895)	(14,798)
	----------	----------	----------	----------
Other comprehensive loss	$(28,240)	(11,494)	(30,828)	(14,965)
	======	======	======	======

At June 27, 2010, the Company had remaining deferred gains on hedging instruments, net of tax, of $45,946 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain anticipated inventory purchases and other cross-border transactions through 2012. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the amount included in AOCE at June 27, 2010, the Company expects approximately $28,698 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

(4) Equity Method Investment

In the second quarter of 2009, the Company acquired a 50% interest in a joint venture, DHJV Company LLC (“DHJV”), with Discovery Communications (“Discovery”). DHJV was established to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming and owns the DISCOVERY KIDS network in the United States.  As of June 27, 2010, June 28, 2009 and December 27, 2009, the Company’s interest in the joint venture totaled $372,207, $369,850 and $371,783, respectively, and is a component of other assets. The Company’s share in the earnings (loss) of DHJV for the quarter and six months ended June 27, 2010 totaled $(76) and $424, respectively, of income (expense) and is included as a component of other (income) expense in the accompanying consolidated statement of operations. For the quarter ended June 28, 2009, the Company’s share in the earnings of DHJV totaled $1,014 of income and is included as a component of other (income) expense in the accompanying consolidated statement of operations.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(5) Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short-term borrowings, accounts payable and accrued liabilities. At June 27, 2010, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at June 27, 2010 also include certain assets and liabilities measured at fair value (see Notes 7 and 9) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of June 27, 2010, June 28, 2009 and December 27, 2009 are as follows:

	June 27, 2010		June 28, 2009		Dec. 27, 2009
	--------------------		--------------------		----------------------------
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	-------	------	-------	------	-------	------
6.125% Notes Due 2014	$ 437,085	451,606	425,000	435,583	422,275	465,545
6.30% Notes Due 2017	350,000	365,773	350,000	340,970	350,000	375,585
2.75% Convertible Debentures Due 2021	-	-	249,828	303,766	249,828	373,515
6.60% Debentures Due 2028	109,895	109,002	109,895	95,378	109,895	110,697
6.35% Notes Due 2040	500,000	507,887	-	-	-	-
	-------------	-----------	-------------	-----------	-------------	-----------
Total long-term debt	$1,396,980	1,434,268	1,134,723	1,175,697	1,131,998	1,325,342
	=======	=======	=======	=======	=======	=======

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $12,085, $0 and $(2,725) at June 27, 2010, June 28, 2009 and December 27, 2009, respectively, related to interest rate swaps. All other carrying costs represent principal amounts. Total principal amounts of long-term debt at June 27, 2010, June 28, 2009 and December 27, 2009 were $1,384,895, $1,134,723 and $1,134,723, respectively.

The fair value of the convertible debentures was based on an average of the prices of trades occurring around the balance sheet date. The fair value of the Company’s other long-term borrowings is measured using a combination of broker quotations when available and discounted future cash flows. The fair value of the interest rate swaps is measured based on the present value of future cash flows using the swap curve as of the date of valuation.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company is party to a series of interest rate swap agreements which effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014 which match the maturity date of the related notes. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At June 27, 2010 and December 27, 2009, the fair value of these contracts was $12,085 and $(2,725), respectively, which is recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company was not a party to any interest rate swap agreements at June 28, 2009. The Company recorded gains of $6,496 and $14,810 on these instruments in other (income) expense, net for the quarter and six months ended June 27, 2010, respectively, relating to the change in fair value of such derivatives, wholly offsetting losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

At December 27, 2009, the Company had $249,828 outstanding in principal amount of contingent convertible debentures due 2021. If the closing price of the Company's common stock exceeded $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders had the right to convert the notes to shares of the Company's common stock at the initial conversion price of $21.60 in the next calendar quarter. During the first quarter of 2010, holders of these debentures converted $111,177 of these debentures which resulted in the issuance of 5,147 shares of common stock. In addition, if the closing price of the Company's common stock exceeded $27.00 for at least 20 trading days in any thirty day period, the Company had the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period following a call by the Company, the holders of the debentures had the right to convert their debentures in accordance with the conversion terms described above. On March 29, 2010, the Company gave notice of its election to redeem all of the outstanding debentures on April 29, 2010 at a redemption price to be paid in cash of $1,011.31 per $1,000 principal amount, which was equal to the par value thereof plus accrued and unpaid cash interest through April 29, 2010. During the notice period, $138,467 of the debentures were converted by the holders, resulting in the issuance of 6,410 shares of common stock. The remaining debentures were redeemed at a total cost of $186, which included accrued interest through the redemption date.

(6) Income Taxes

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The U.S. Internal Revenue Service has commenced an examination related to the 2006 and 2007 U.S. federal income tax returns. The Company is also under income tax examination in several U.S. state and local and non-U.S. jurisdictions. The U.S. Internal Revenue Service recently completed an examination related to 2004 and 2005, including review by the Joint Committee on Taxation. During the first quarter of 2010, as the result of the completion of this examination, the Company recognized $24,167 of previously accrued unrecognized tax benefits, including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions. Of this amount, $7,032 was recorded as a reduction of deferred tax assets and the remainder as a reduction of income tax expense. The total income tax benefit resulting from the completion of the examination, including other adjustments, totaled $21,243 during the first quarter of 2010.

In connection with the Mexican tax examinations for the years 2000 to 2004, the Company has received tax assessments totaling approximately $136,140, which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2003, as is usual and customary in Mexico with respect to these matters. Accordingly, as of June 27, 2010, bonds totaling approximately $113,890 (at June 27, 2010 exchange rates) have been provided to the Mexican government related to the 2000 to 2003 assessments, allowing the Company to defend its positions. The Company currently does not expect to be required to guarantee the amount of the 2004 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2004.

(7) Fair Value of Financial Instruments

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At June 27, 2010, June 28, 2009 and December 27, 2009, these investments totaled $20,937, $6,263 and $21,108 respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains of $88 and $383 on these investments in other (income) expense, net for the quarter and six months ended June 27, 2010, respectively, related to the change in fair value of such investments. For the quarter and six months ended June 28, 2009, the Company recorded net gains of $223 and $165, respectively, on these

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

investments in other (income) expense, net, related to the change in fair value of such investments.

At June 27, 2010, June 28, 2009 and December 27, 2009, the Company had the following assets measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
June 27, 2010
---------------------
Available-for-sale securities	$20,976	39	20,937	-
Derivatives	74,988	-	66,668	8,320
	--------	-------	---------	-------
Total	$95,964	39	87,605	8,320
	=====	====	======	====
June 28, 2009
---------------------
Available-for-sale securities	$ 6,305	42	6,263	-
Derivatives	50,694	-	41,733	8,961
	--------	-------	---------	-------
Total	$56,999	42	47,996	8,961
	=====	====	======	====
Dec. 27, 2009
---------------------
Available-for-sale securities	$ 21,151	43	21,108	-
Derivatives	26,631	-	19,823	6,808
	--------	-------	---------	-------
Total	$47,782	43	40,931	6,808
	=====	====	======	====

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

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3):

	2010	2009
	-----------	-----------
Balance at beginning of year	$6,808	4,591
Gain from increase in fair value	1,512	1,377
Warrant modification	-	2,993
	--------	--------
Balance at end of second quarter	$8,320	8,961
	=====	=====

(8) Pension, Postretirement and Postemployment Benefits

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and six months ended June 27, 2010 and June 28, 2009 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	-------	-------	-------	-------
Service cost	$ 1,045	1,068	152	157
Interest cost	5,171	5,343	450	476
Expected return on assets	(6,081)	(5,413)	-	-
Net amortization and deferrals	1,093	1,423	-	2
	--------	--------	--------	--------
Net periodic benefit cost	$ 1,228	2,421	602	635
	=====	=====	=====	=====

	Six Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	-------	-------	-------	-------
Service cost	$ 2,127	2,099	305	313
Interest cost	10,407	10,629	900	952
Expected return on assets	(12,225)	(10,788)	-	-
Net amortization and deferrals	2,188	2,834	-	5
	--------	--------	--------	--------
Net periodic benefit cost	$ 2,497	4,774	1,205	1,270
	=====	=====	=====	=====

During the first two quarters of fiscal 2010, the Company made cash contributions to its defined benefit pension plans of approximately $3,300 in the aggregate. The Company expects to contribute approximately $1,800 during the remainder of fiscal 2010.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(9) Derivative Financial Instruments

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

Cash Flow Hedges

----------------------------------

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in 2010 through 2012.

At June 27, 2010, June 28, 2009 and December 27, 2009, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 27, 2010		June 28, 2009		Dec. 27, 2009
	---------------		---------------		---------------
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
----------------------------	--------------	----------	-------------	-----------	------------	----------
Inventory purchases	$ 468,389	38,204	477,969	28,963	380,661	16,715
Intercompany royalty transactions	167,786	16,597	186,610	11,842	135,921	7,007
Other	26,601	(216)	12,568	1,136	30,268	230
	------------	----------	------------	----------	------------	----------
Total	$ 662,776	54,585	677,147	41,941	546,850	23,952
	=======	======	=======	======	=======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 27, 2010, June 28, 2009 and December 27, 2009 as follows:

	June 27, 2010	June 28, 2009	Dec. 27, 2009
	-------------------	-------------------	-------------------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ 37,233	21,991	12,142
Unrealized losses	(2,751)	(4,856)	(1,899)
	------------	------------	------------
Net unrealized gain	34,482	17,135	10,243

Other assets
---------------------
Unrealized gains	20,398	24,877	13,709
Unrealized losses	(295)	(71)	-
	------------	------------	------------
Net unrealized gain	20,103	24,806	13,709
	------------	------------	------------
Total	$ 54,585	41,941	23,952
	=======	=======	=======

During the quarter and six months ended June 27, 2010, the Company reclassified net gains from other comprehensive earnings to net earnings of $3,937 and $5,856, respectively. Of the amount reclassified during the quarter ended June 27, 2010, $2,739 was reclassified to cost of sales and $1,250 was reclassified to royalty expense. Of the amount reclassified during the six months ended June 27, 2010, $3,851 and $2,057 were reclassified to cost of sales and royalty expense, respectively. In addition, net losses of $(52) were reclassified to earnings as a result of hedge ineffectiveness in the second quarter of 2010.

During the quarter and six months ended June 28, 2009, the Company reclassified net gains from other comprehensive earnings to net earnings of $6,483 and $16,628, respectively. Of the amount reclassified during the quarter ended June 28, 2009, $5,565 was reclassified to cost of sales and $918 was reclassified to royalty expense. During the six-month period ended June 28, 2009, $13,657 was reclassified to cost of sales and $2,971 was reclassified to royalty expense. There were no reclassifications to earnings as a result of hedge ineffectiveness in the first six months of 2009.

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At June 27, 2010, June 28, 2009 and December 27, 2009, the total notional amounts of the Company’s undesignated derivative instruments were $10,631, $67,384 and $94,926, respectively.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At June 27, 2010, June 28, 2009 and December 27, 2009, the fair values of the Company’s undesignated derivative financial instruments were recorded in prepaid expenses and other current assets in the consolidated balance sheets as follows:

	June 27, 2010	June 28, 2009	Dec. 27, 2009
	---------	---------	---------
Unrealized gains	$ 49	466	747
Unrealized losses	(51)	(674)	(2,151)
	--------	---------	---------
Net unrealized loss	$ (2)	(208)	(1,404)
	=====	=====	=====

The Company recorded net gains (losses) of $(1,629) and $(1,509) on these instruments to other (income) expense, net for the quarter and six months ended June 27, 2010, respectively, and $2,440 and $2,038 on these instruments to other (income) expense, net for the quarter and six months ended June 28, 2009 , respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company’s derivative financial instruments see Notes 5 and 7.

(10) Segment Reporting

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

Information by segment and a reconciliation to reported amounts for the quarters and six months ended June 27, 2010 and June 28, 2009 are as follows.

	Quarter Ended
	------------------
	June 27, 2010		June 28, 2009
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$444,520	3,590	490,877	2,721
International	261,411	6	276,231	33
Entertainment and Licensing	30,451	-	24,153	-
Global Operations (a)	1,409	381,895	941	340,395
Corporate and Eliminations	-	(385,491)	-	(343,149)
	------------	------------	------------	------------
	$737,791	-	792,202	-
	=======	=======	=======	=======

	Six Months Ended
	------------------
	June 27, 2010		June 28, 2009
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$869,230	6,314	895,379	5,182
International	483,130	30	465,423	49
Entertainment and Licensing	55,560	-	51,386	-
Global Operations (a)	2,242	627,955	1,354	559,742
Corporate and Eliminations	-	(634,299)	-	(564,973)
	------------	------------	------------	------------
	$1,410,162	-	1,413,542	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Six Months Ended --------------------------
Operating profit (loss)	June 27, 2010 -------	June 28, 2009 -------	June 27, 2010 -------	June 28, 2009 -------
U.S. and Canada	$58,741	56,318	119,872	97,868
International	11,596	16,450	9,166	1,979
Entertainment and Licensing	12,996	2,939	22,362	16,566
Global Operations (a)	2,645	780	(83)	(4,663)
Corporate and Eliminations (b)	(6,252)	(3,414)	(2,264)	2,540
	-----------	-----------	------------	------------
	$79,726	73,073	149,053	114,290
	======	======	======	======

Total assets	June 27, 2010 -------------	June 28, 2009 -------------	Dec. 27, 2009 -------------
U.S. and Canada	$3,851,316	3,788,538	3,901,598
International	1,378,335	1,296,762	1,519,542
Entertainment and Licensing	778,428	291,151	711,631
Global Operations	1,241,216	1,390,817	1,012,597
Corporate and Eliminations (b)	(3,275,619)	(3,289,092)	(3,248,476)
	--------------	--------------	--------------
	$3,973,676	3,478,176	3,896,892
	========	========	========

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. In accordance with accounting standards related to impairment testing, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any difference between actual and budgeted amounts is reflected in Corporate and eliminations. As of June 28, 2009, the investment in the Discovery joint venture is included in the assets of the Corporate segment. As of June 27, 2010 and December 27, 2009 the investment in the Discovery joint venture is included in the assets of the Entertainment and Licensing segment.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and six months ended June 27, 2010 and June 28, 2009.

	Quarter Ended		Six Months Ended
	June 27, 2010 ---------	June 28, 2009 ---------	June 27, 2010 ---------	June 28, 2009 ---------
Boys	$238,809	363,751	475,680	592,815
Games and puzzles	262,247	214,146	489,271	427,233
Girls	133,214	133,877	262,599	245,000
Preschool	103,521	78,537	182,416	145,290
Other	-	1,891	196	3,204
	------------	------------	--------------	--------------
Net revenues	$737,791	792,202	1,410,162	1,413,542
	=======	=======	========	========

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

EXECUTIVE SUMMARY

----------------------------------

The Company earns revenue and generates cash primarily through the sale of a variety of toy and game products, as well as through the out-licensing of rights for use of its properties in connection with non-competing products, including digital games, offered by third-parties. The Company sells its products both within the United States and in a number of international markets. The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2009, 2008 and 2007, the second half of the year accounted for 65%, 63% and 66% of the Company’s net revenues, respectively. While many of the Company's products are based on brands and technology the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties owned by third parties, such as the MARVEL and STAR WARS properties.

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

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing and entertainment experiences presented for consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, offering immersive entertainment experiences which allow consumers to experience the Company’s brands across multiple forms and formats, and optimizing efficiencies within the Company to reduce costs, increase operating

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

profits and maintain a strong balance sheet. The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and NERF, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first six months of 2010 the Company had significant revenues from core brands, namely NERF, LITTLEST PET SHOP, TRANSFORMERS, MAGIC: THE GATHERING, PLAY-DOH, PLAYSKOOL and MONOPOLY. The Company’s strategy of re-imagining, re-inventing and re-igniting its brands has been instrumental in achieving its overall long-term growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. As an example of this, in June of 2009, the TRANSFORMERS: REVENGE OF THE FALLEN motion picture was released as a sequel to the 2007 motion picture TRANSFORMERS. In addition, in August 2009, the motion picture G.I. JOE: THE RISE OF COBRA was released. The Company developed and marketed product lines based on these motion pictures. As a result of pairing these core brands with motion picture entertainment, both the movies and the product lines benefited. In addition, the Company has entered into a strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of Hasbro’s core brands, with the potential for production of two additional pictures. The first movie is expected to be released in 2012. As part of its strategy, in addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands.

The Company is a partner in a joint venture with Discovery Communications, Inc. (“Discovery”) to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on the network will include content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties.  The Company expects the rebranded network, THE HUB, to debut in the fall of 2010 and believes that it will reach approximately 60 million homes in the U.S. at that time, with programming targeted to children 14 years of age and under.  The Company believes that this effort will support its strategy of growing its core brands well beyond traditional toys and games and provide immersive entertainment experiences for consumers of all ages in any form or format.  In connection with this initiative, the Company established Hasbro Studios, an internal creative group that will be responsible for the creation and development of television programming based on Hasbro’s brands. The Company expects to incur a certain level of investment spending leading up to the debut of THE HUB, as well as costs in 2010 and beyond related to the production of television programming.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”), for characters in the Marvel universe, including IRON MAN and SPIDER-MAN; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the Sesame Street brand of characters. The majority of product offerings under the Sesame Workshop license will commence in 2011. In the first two quarters of 2010 the Company had significant sales of products related to the movie release of IRON MAN 2 in May 2010. During 2009 the Company had a high level of revenues from products related to television programming based on SPIDER-MAN and STAR WARS.

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, the Company is party to a multi-year strategic agreement with Electronic Arts Inc. (“EA”). The agreement gives EA the worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, G.I. JOE and LITTLEST PET SHOP.

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

In recent years, the Company has been seeking to return excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2004 to 2010, the Company’s Board of Directors (the “Board”) adopted five successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,325,000. The fifth authorization was approved in April 2010 for $625,000. At June 27, 2010, the Company had $417,525 remaining under the April 2010 authorization. For the first six months of 2010, the Company invested $369,098 in the repurchase of 9,462 shares of common stock in the open market. For the years ended 2009, 2008 and 2007, the Company spent $90,994, $357,589 and $587,004, respectively, to repurchase 3,172, 11,736 and 20,795 shares, respectively, in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation, including the Company’s issuance of $500,000 of long-term notes in March 2010.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and six months ended June 27, 2010 and June 28, 2009.

	Quarter		Six Months
	2010	2009	2010	2009
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	40.7	40.3	39.9	39.9
Royalties	6.8	9.3	6.7	9.1
Product development	6.4	5.5	6.2	5.7
Advertising	9.8	10.3	10.1	10.2
Amortization	1.5	2.4	1.6	2.7
Selling, distribution and administration	24.0	23.0	24.9	24.3
	------------	------------	------------	------------
Operating profit	10.8	9.2	10.6	8.1
Interest expense	3.0	2.2	2.7	1.9
Interest income	(0.3)	(0.1)	(0.2)	(0.1)
Other (income) expense, net	(0.2)	(0.1)	(0.1)	0.3
	------------	------------	------------	------------
Earnings before income taxes	8.3	7.2	8.2	6.0
Income taxes	2.4	2.2	0.9	1.8
	------------	------------	------------	------------
Net earnings	5.9%	5.0%	7.3%	4.2%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The quarters and six months ended June 27, 2010 and June 28, 2009 were 13-week and 26-week periods, respectively. Net earnings for the quarter and six months ended June 27, 2010 were $43,631 and $102,574, respectively, compared to net earnings of $39,275 and $59,005 for the respective periods of 2009. Basic earnings per share for the quarter and six months ended June 27, 2010 were $0.30 and $0.73, respectively, compared to basic earnings per share of $0.28 and $0.42 for the respective periods of 2009. Diluted earnings per share were $0.29 and $0.69 for the quarter and six months ended June 27, 2010, compared with diluted earnings per share of $0.26 and $0.40 for the respective periods in 2009. Net earnings for the six months ended June 27, 2010 include a favorable tax adjustment of approximately $21,200, or $0.14 per diluted share, related to the recognition of certain previously unrecognized tax benefits and reversal of related accrued interest due to the completion of a tax audit.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended June 27, 2010 decreased 7% to $737,791 compared to $792,202 for the quarter ended June 28, 2009. For the six months ended June 27, 2010, consolidated net revenues were $1,410,162 compared to $1,413,542 for the six months ended June 28, 2009. Consolidated net revenues were positively impacted by foreign currency translation in the amount of approximately $1,600 and $22,000 for the quarter and six months ended June 27, 2010, respectively, as a result of the weaker U.S. dollar in 2010. Operating profit for the quarter ended June 27, 2010 was $79,726 compared to $73,073 for the quarter ended June 28, 2009. Operating profit for the 2010 six-month period was $149,053 compared to an operating profit of $114,290 for the six-month period of 2009.

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters and six months ended June 27, 2010 and June 28, 2009.

	Quarter			Six Months
			%			%
	2010	2009	Change	2010	2009	Change
	----------	------------	----------	-------------	------------	----------
Net Revenues
U.S. and Canada segment	$444,520	490,877	-9%	869,230	895,379	-3%
International segment	261,411	276,231	-5%	483,130	465,423	4%
Entertainment and Licensing segment	30,451	24,153	26%	55,560	51,386	8%

Operating Profit
U.S. and Canada segment	$ 58,741	56,318	4%	119,872	97,868	22%
International segment	11,596	16,450	-30%	9,166	1,979	363%
Entertainment and Licensing segment	12,996	2,939	342%	22,362	16,566	35%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended June 27, 2010 decreased 9% to $444,520 from $490,877 for the quarter ended June 28, 2009. Net revenues for the six months ended June 27, 2010 were $869,230 compared to $895,379 for the six months ended June 28, 2009. For the quarter and six months ended June 27, 2010, U.S. and Canada segment net revenues were positively impacted by currency translation of approximately $2,500 and $6,500, respectively, as a result of the weaker U.S. dollar in the first six months of 2010. The decrease in the quarter and six months was a result of decreased revenues in the boys category, partially offset by increased revenues in the games and puzzles, preschool and girls categories. The decrease in the boys category was primarily the result of higher sales of TRANSFORMERS and G.I. JOE products in 2009 as a result of the movie releases for these two brands in that year, partially offset by increased sales of NERF and, to a lesser extent, MARVEL products, as a result of the movie release of IRON MAN 2 in May 2010. The increase in games and puzzles for the quarter and six months was primarily driven by increased sales of MAGIC: THE GATHERING products. Net revenues in the preschool category increased in the

 HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

quarter and six months primarily as a result of increased sales of PLAYSKOOL, PLAY-DOH and TONKA products. The increase in net revenues in the girls’ toys category in the quarter and six months was driven by increased sales of FURREAL FRIENDS products, partially offset by decreased sales of LITTLEST PET SHOP products.

U.S. and Canada segment operating profit increased to $58,741 for the quarter ended June 27, 2010 compared to $56,318 for the quarter ended June 28, 2009. For the six months ended June 27, 2010 operating profit increased to $119,872 from $97,868 for the six months ended June 28, 2009. The increase in operating profit for the quarter and six months was driven by lower royalty expense as the result of decreased sales of entertainment-driven products, as well as decreased amortization expense, primarily as a result of the property rights related to the Wizards of the Coast acquisition becoming fully amortized in the fourth quarter of 2009, and decreased advertising expense, partially offset by the decreased net revenues described above.

INTERNATIONAL SEGMENT

International segment net revenues decreased by 5% to $261,411 for the quarter ended June 27, 2010 from $276,231 for the quarter ended June 28, 2009. Net revenues for the six months ended June 27, 2010 increased 4% to $483,130 from $465,423 for the six months ended June 28, 2009. For the six months ended June 27, 2010, International segment net revenues were positively impacted by currency translation of approximately $15,500, or 3%, as a result of the weaker U.S. dollar in the first six months of 2010. For the quarter ended June 27, 2010, foreign exchange did not have a material impact. Absent the impact of foreign exchange, net revenues for the six-month period increased slightly. Decreased net revenues in the boys category in the quarter and six months were partially offset in the quarter, and more than offset in the six-month period, by increased net revenues from the games and puzzles and preschool categories. Net revenues in the girls category decreased for the quarter and increased for the six-month period. Net revenues in the boys category decreased in the quarter and six months primarily as a result of decreased sales of TRANSFORMERS products, partially offset by increased sales of NERF and MARVEL products. Sales of MARVEL products increased in the quarter and six months primarily as a result of the movie release of IRON MAN 2 in May 2010.  Games and puzzles net revenue increased in the quarter and six months as a result of increased sales of MAGIC: THE GATHERING, MONOPOLY, and OPERATION. Net revenues in the preschool category increased in the quarter and six months as a result of increased sales of PLAY-DOH and PLAYSKOOL products. Increased net revenues in the girls category as a result of increased sales of STRAWBERRY SHORTCAKE and FURREAL products, were more than offset in the quarter, and partially offset in the six months as a result of decreased sales of LITTLEST PET SHOP and MY LITTLE PONY products.

International segment operating profit decreased to $11,596 for the quarter ended June 27, 2010 from $16,450 for the quarter ended June 28, 2009. For the six months ended June 27, 2010, operating profit increased to $9,166 from $1,979 for the six months ended June 28, 2009. International segment operating profit for the six months ended June 27, 2010 was negatively impacted by currency translation of approximately $1,800. The decrease in operating profit for the quarter was primarily a result of lower revenues, partially offset by decreased royalty expense. The increase in operating profit for the six-month period was primarily a result of decreased royalty and amortization expense.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

ENTERTAINMENT AND LICENSING SEGMENT

Entertainment and Licensing segment net revenues for the quarter ended June 27, 2010 increased 26% to $30,451 from $24,153 for the quarter ended June 28, 2009. Net revenues for the six months ended June 27, 2010 increased 8% to $55,560 from $51,386 for the six months ended June 28, 2009. The increase in both the quarter and six months was primarily due to an increase in movie-related revenues, partially offset in the six months by decreased digital gaming revenues.

Entertainment and Licensing segment operating profit increased to $12,996 for the quarter ended June 27, 2010 compared to $2,939 for the quarter ended June 28, 2009. For the six months ended June 27, 2010 operating profit increased to $22,362 from $16,566 for the six months ended June 28, 2009. Operating profit for the quarter and six months increased as a result of the higher revenues discussed above and decreased selling, distribution and administrative expense which, in the quarter and six months ended June 28, 2009, included $7,200 in acquisition costs related to the Company’s investment in the joint venture with Discovery. While the Discovery joint venture is a component of our television operations, the Company’s 50% share in the earnings (loss) from the joint venture is included in other (income) expense and therefore is not a component of operating profit of the segment.

COSTS AND EXPENSES
-----------------------------------
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended June 27, 2010 and June 28, 2009.

	Quarter -----------		Six Months ------------------
	2010	2009	2010	2009
	-----------	-----------	------------	------------
Cost of sales	40.7%	40.3%	39.9%	39.9%
Royalties	6.8	9.3	6.7	9.1
Product development	6.4	5.5	6.2	5.7
Advertising	9.8	10.3	10.1	10.2
Amortization	1.5	2.4	1.6	2.7
Selling, distribution and administration	24.0	23.0	24.9	24.3

Cost of sales decreased in dollars but increased as a percentage of revenues to $300,322, or 40.7% of net revenues, for the quarter ended June 27, 2010 from $319,452 or 40.3% of net revenues for the quarter ended June 28, 2009. For the six months ended June 27, 2010 cost of sales remained flat at $563,001, or 39.9% of net revenues, compared to $564,205, or 39.9% of net revenues for the six months ended June 28, 2009. Cost of sales for the six months ended June 27, 2010 were negatively impacted by currency translation of approximately $9,600 as a result of the weaker U.S. dollar in the first six months of 2010. The decrease in dollars for the quarter and six months primarily reflects the decreased revenues for those periods, while the increase as a percentage of net revenues for the quarter is primarily a result of the mix of products sold in 2010 compared to 2009.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Royalty expense for the quarter ended June 27, 2010 decreased to $50,052 or 6.8% of net revenues from $73,826 or 9.3% of net revenues for the quarter ended June 28, 2009. Royalty expense for the six months ended June 27, 2010 decreased to $93,834 or 6.7% of net revenues from $128,279 or 9.1% of net revenues for the comparable period of 2009. The decrease in the quarter and six-month period is primarily the result of decreased sales of entertainment-driven products, including TRANSFORMERS, G.I. JOE and STAR WARS products. Royalty expense in the six-month period ended June 28, 2009 also included an expense of $10,000 associated with a royalty audit.

Product development expenses for the quarter ended June 27, 2010 increased to $47,466 or 6.4% of net revenues from $43,529 or 5.5% of net revenues for the quarter ended June 28, 2009. For the six months ended June 27, 2010 product development expense increased to $87,790 or 6.2% of net revenues compared to $80,660 or 5.7% of net revenues for the comparable period of 2009. The increase in both the quarter and six-month periods of 2010 primarily relates to major product initiatives planned for 2011.

Advertising expense for the quarter ended June 27, 2010 decreased to $71,998, or 9.8% of net revenues compared to $81,677, or 10.3% of net revenues for the quarter ended June 28, 2009. For the six months ended June 27, 2010 advertising expense decreased to $143,172 or 10.1% of net revenues compared to $143,986 or 10.2% of net revenues for the comparable period of 2009.

Amortization expense decreased to $11,315 or 1.5% of net revenues in the second quarter of 2010 from $18,792 or 2.4% of net revenues in the second quarter of 2009. For the six months ended June 27, 2010, amortization expense was $22,699 or 1.6% of net revenues compared to $38,679 or 2.7% of net revenues in the six months ended June 28, 2009. The decrease in the quarter and six months is primarily the result of the property rights related to the Wizards of the Coast and Larami acquisitions becoming fully amortized in the fourth quarter of 2009 and first quarter of 2010, respectively.

For the quarter ended June 27, 2010, the Company's selling, distribution and administration expenses decreased in dollars but increased as a percentage of net revenues to $176,912, or 24.0% of net revenues, from $181,853 or 23.0% of net revenues for the quarter ended June 28, 2009. For the six months ended June 27, 2010, selling, distribution and administration expenses increased to $350,613, or 24.9% of net revenues, from $343,443, or 24.3% of net revenues, for the six months ended June 28, 2009. The decrease in dollars for the quarter reflects lower shipping and administration expenses. The increase in the six months primarily reflects the impact of currency translation as a result of the weaker U.S. dollar in the first six months of 2010. Both the quarter and six-month periods in 2010 include additional marketing and sales and administration costs related to Hasbro Studios, as well as to support continued growth in emerging markets, including Brazil and China.  Administration expense in both the quarter and six-month periods of 2009 included $7,200 in acquisition costs related to the Company’s purchase of its 50% interest in the joint venture with Discovery.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the second quarter of 2010 increased to $21,922 from $17,503 in the second quarter of 2009. For the six months ended June 27, 2010 interest expense increased to $38,714 from $27,218 in 2009. Interest expense in the second quarter of 2009 includes approximately $4,000 in costs related to a short-term borrowing facility commitment the Company entered into in April 2009 in connection with the Company’s investment in the joint venture with Discovery. Additionally, the increase in interest expense in the quarter and six months reflects higher outstanding borrowings as a result of the issuance of $425,000 in principal amount of Notes in May 2009 and $500,000 in principal amount of Notes in March 2010. The proceeds from the issuance of Notes in May 2009 were primarily used to purchase a 50% interest in the joint venture with Discovery. The increase in interest rates is also due to higher average borrowing rates due to the issuance of Notes in March 2010, which bear interest at the rate of 6.35%, partially offset by the conversion and redemption of the contingent convertible debentures during March and April 2010, which bore interest at 2.75%.

Interest income for the quarter ended June 27, 2010 was $2,106 compared to $739 for the quarter ended June 28, 2009. Interest income for the six months ended June 27, 2010 was $2,936 compared to $2,004 in 2009. The increase in interest income for the quarter and six months was primarily the result of income received from the Internal Revenue Service related to a tax refund and to a lesser extent higher average invested cash balances, partially offset by lower returns on invested cash in the six-month period.

Other (income) expense, net, was $(1,127) for the second quarter of 2010, compared to $(545) for the second quarter of 2009. Other (income) expense, net, for the six months ended June 27, 2010 was $(1,992) compared to $3,635 in 2009. The change in other (income) expense for the quarter and six months ended June 27, 2010 primarily reflects the impact of foreign exchange gains in 2010 compared to losses in 2009. Other (income) expense also includes the Company’s 50% interest in the income (loss) of the Discovery joint venture. The Company recognized income (loss) of ($76) and $424, respectively, during the quarter and six-month periods of 2010, compared to $1,014 in the comparable periods in 2009.

INCOME TAXES
-----------------------

Income taxes totaled 28.5% of pretax earnings in the second quarter of 2010 compared with 30.9% in the second quarter of 2009. For the six-month periods, income taxes totaled 11.0% of pretax earnings in 2010 compared to 30.9% of pretax earnings in 2009.  Income tax expense for the six months ended June 27, 2010 includes a $21,243 tax benefit as a result of the settlement of the 2004 and 2005 IRS examination in the first quarter. In addition, both periods are impacted by certain other discrete tax events, including the accrual of potential interest and penalties on certain tax positions. Absent these items, the effective six month income tax rates for 2010 and 2009 were 28.5% and 29.5%, respectively. The decrease in the adjusted rate to 28.5% for the six months ended June 27, 2010 from the full year 2009 adjusted rate of 29.0% is primarily due to a change in the mix of the tax jurisdictions where the Company expects to earn its profits.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

OTHER INFORMATION

---------------------------------

Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business than the first half. Although the Company expects that this concentration will continue, particularly as more of its business shifts to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years when the Company has products related to one or more major motion picture releases that occur in the first half of the year. In 2010 the Company had significant sales of products related to the movie release of IRON MAN 2 in May 2010. In 2009 the Company had products related to the mid-year major motion picture releases of TRANSFORMERS: REVENGE OF THE FALLEN, GI JOE: THE RISE OF COBRA and X-MEN ORIGINS: WOLVERINE. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, the timing of television entertainment and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our expected sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Unshipped orders at June 27, 2010 and June 28, 2009 were approximately $921,300 and $712,600, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices.

In June 2009 the Financial Accounting Standards Board (“FASB”) revised accounting standards related to the transfer of financial assets. These revisions seek to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. These revisions also eliminate the concept of a qualifying special-purpose entity, and require such entities to be evaluated for consolidation in accordance with the applicable consolidation guidance. The requirements of these revised accounting standards are effective for fiscal years and interim periods beginning after November 15, 2009. As a result of the adoption of these new accounting standards in 2010, the Company will account for any sales of accounts receivable under its securitization facility in 2010 as collateralized borrowings. The accounts receivable balances will remain on the Company’s balance sheet and proceeds from the sales of the receivables will be recorded as short-term debt. The adoption of these standards did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

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

The Company’s earnings release for the second quarter of 2010, dated July 19, 2010, contained a condensed consolidated balance sheet as of June 27, 2010. Subsequent to that date, the Company has reclassified approximately $18,800 of television programming assets, resulting in a decrease of other current assets and an increase in other assets, as it believes this classification is the more appropriate presentation.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2009 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. During the first six months of 2010, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for the remainder of 2010. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

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

Net cash provided by operating activities in the first six months of 2010 was $173,029 compared to net cash utilized of $179,868 in the first six months of 2009. Net cash provided in 2010 as compared to net cash utilized in 2009 primarily reflects increased collections of accounts receivable as a result of higher sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008, and because the Company did not utilize the securitization program at December 27, 2009 compared to a utilization of $250,000 of the securitization program at December 28, 2008. In addition, net cash utilized in the first six months of 2009 includes a $50,000 guaranteed advance royalty payment to Marvel related to the extension of the current agreement.

Accounts receivable increased to $663,484 at June 27, 2010 from $652,557 at June 28, 2009. The accounts receivable balance at June 27, 2010 includes a decrease of approximately $9,900 as a result of a stronger U.S. dollar at June 27, 2010 as compared to June 28, 2009. The increase in accounts receivable reflects the utilization of the Company’s securitization program at June 28, 2009 of approximately $85,100. At June 27, 2010, based on the Company’s cash position and liquidity needs, there was no utilization of the securitization program. Days sales outstanding were 81 days at June 27, 2010 compared to 74 days at June 28, 2009. Absent the impact of securitization, days sales outstanding at June 28, 2009 would have been 84 days. The decrease in days sales outstanding, absent the impact of securitization, is primarily due to the timing of sales and collections during the 2010 quarter as compared to 2009.

Inventories decreased to $342,113 at June 27, 2010 from $346,814 at June 28, 2009. The inventory balance at June 27, 2010 includes a decrease of approximately $5,800 as a result of a stronger U.S. dollar at June 27, 2010 as compared to June 28, 2009. Absent this impact of foreign exchange, inventories increased slightly.

Prepaid expenses and other current assets decreased to $201,962 at June 27, 2010 compared to $210,824 at June 28, 2009. The decrease primarily relates to lower prepaid royalties, primarily related to utilization of the MARVEL advance. The decrease in prepaid expenses and other current assets was partially offset by an increase in the fair value of the Company’s foreign currency forward contracts and increases in short-term investments of $14,000.

Accounts payable and accrued expenses increased to $646,223 at June 27, 2010 from $600,765 at June 28, 2009. Increased accounts payable and accrued share repurchases were partially offset by decreased accrued royalties, primarily resulting from decreased sales of TRANSFORMERS, G.I. JOE and STAR WARS products, as well as decreased accruals related to employee benefit plans.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Collectively, property, plant and equipment and other assets at June 27, 2010 increased by $17,895 from June 28, 2009. The increase primarily reflects an increase in other long-term assets, including increased deferred taxes as a result of the reclassification to shareholders’ equity of a long-term deferred tax liability (previously netted against long-term deferred tax assets for financial reporting) related to the Company’s convertible debt, increased prepaid royalty advances as a result of a $25,000 guaranteed royalty payment to the Discovery joint venture in the third quarter of 2009, and capitalized costs related to television programming. In addition, during the fourth quarter of 2009 the Company entered into a series of interest rate swap agreements to adjust the amount of debt subject to fixed interest rates. At June 27, 2010, these contracts had a fair value of $12,085, which was included in other assets. These increases were partially offset by a decrease in intangible assets as a result of amortization expense over the twelve months ended June 27, 2010.

Net cash utilized by investing activities was $50,625 in the first six months of 2010 compared to $427,670 in the first six months of 2009. Additions to property, plant and equipment were $49,689 in 2010 compared to $51,538 in 2009. The 2009 utilization also includes the Company’s $300,000 payment to Discovery for its 50% interest in the joint venture, a payment of $45,000 to Lucas to extend the term of the license agreement related to the STAR WARS brand and approximately $26,300 used to acquire certain other intellectual properties.

Net cash provided by financing activities was $119,991 in the first six months of 2010 compared to $370,545 in the first six months of 2009. The 2010 cash provided reflects net proceeds of $492,528 from the issuance of long-term notes in March 2010. The 2009 cash provided reflects net proceeds of $421,309 from the issuance of long-term notes in May 2009. Proceeds from stock option transactions increased to $39,431 in the six months ended June 27, 2010 compared to $1,396 in the six months ended June 28, 2009, reflecting increased stock option exercises attributed to the overall higher Company stock price during the first six months of 2010 compared to the first six months of 2009. Dividends paid were $64,118 in 2010 compared to $55,823 in 2009, reflecting the recent increase in the Company’s dividend rate to $0.25 per share from $0.20 per share. Cash payments related to purchases of the Company's common stock were $352,063 in the first six months of 2010. There were no repurchases of the Company’s common stock in the first six months of 2009. At June 27, 2010, the Company had $417,525 remaining available under its $625,000 share repurchase authorization.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $300,000 committed borrowing facility through June 2011. The Company has the ability to request increases in the committed facility in additional increments of at least $50,000, subject to lender agreement, up to a total committed facility of $500,000. The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended June 27, 2010. The Company had no borrowings outstanding under its committed revolving credit facility at June 27, 2010. However, the Company had letters of credit outstanding under this facility of approximately $1,400 at June 27, 2010.  Amounts available and unused under the committed line at June 27, 2010 were approximately $298,600. The Company also has other uncommitted lines from various banks, of which approximately

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

$39,600 was utilized at June 27, 2010. Of the amount utilized under the uncommitted lines, approximately $10,600 and $29,000 represent outstanding borrowings and letters of credit, respectively.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided fractional ownership interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. The program provides the Company with a source of working capital. Based on the amount of eligible accounts receivable as of June 27, 2010, the Company had availability under this program to sell approximately $106,214, of which no amounts were utilized.

The Company has principal amounts of long-term debt at June 27, 2010 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $144,200 and purchase commitments of $563,008 outstanding at June 27, 2010. Letters of credit and similar instruments include $113,890 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

At March 28, 2010, the Company had outstanding $138,651 in principal amount of contingent convertible debentures due 2021. If the closing price of the Company's common stock exceeded $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures would have been convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2009 this conversion feature was met and the debentures were convertible during the first quarter of 2010. During the first quarter of 2010, holders of these debentures converted $111,177 of these debentures which resulted in the issuance of 5,147 shares. In addition, if the closing price of the Company's common stock exceeded $27.00 for at least 20 trading days in any 30 day period, the Company had the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, following a call by the Company the holders of the debentures had the right to convert their debentures in accordance with the conversion terms described above. As of March 28, 2010, the Company had the right to call the debentures. On March 29, 2010, as part of the Company’s overall debt management strategy and in furtherance of its capital structure goals, the Company gave notice of its election to redeem in cash all of the outstanding debentures on April 29, 2010 at a redemption price of $1,011.31 per $1,000 principal amount, which was equal to the par value thereof plus accrued and unpaid cash interest through April 29, 2010. During the notice period, $138,467 of the debentures were converted by the holders, resulting in the issuance of 6,410 shares of common stock. The remaining debentures were redeemed at a total cost of $186, which included accrued interest through the redemption date.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Other contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 27, 2009, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report, including the issuance of $500,000 of long-term notes in March 2010 and the conversion and redemption of the Company’s remaining contingent convertible debentures. The table of contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 27, 2009, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities. These liabilities were $89,135 and $96,004 at June 27, 2010 and June 28, 2009, respectively, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

FINANCIAL RISK MANAGEMENT

--------------------------------------------------

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Swiss franc, Australian dollar, Canadian dollar and Mexican peso and, to a lesser extent, currencies in Latin American and Asia Pacific countries.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2010 through 2012 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company’s revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At June 27, 2010, these contracts had unrealized gains of $54,583, of which $34,480 are recorded in prepaid expenses and other current assets and $20,103 are recorded in other assets. Included in accumulated other comprehensive income at June 27, 2010 are deferred gains, net of tax, of $45,946, related to these derivatives.

At June 27, 2010, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. Also at June 27, 2010, the Company had fixed-for-floating interest rate swaps with notional amounts of $400,000. The interest rate swaps are designed to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At June 27, 2010, these contracts had a fair value of $12,085, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 27, 2010. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

The Company is currently in the process of a multi-year global initiative to upgrade its existing SAP system and implement enhanced global business practices. During the quarter ended June 27, 2010, the SAP upgrade was completed for the U.S. and Canada operations. There were no significant changes in the Company’s internal controls over financial reporting resulting from the completion of this phase of the project. The next phase of this project is the implementation of the SAP upgrade in Europe, currently scheduled in 2011, along with enhanced global business practices in the Company’s European business, including consolidation of various activities to improve efficiency.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 27, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001, 2002, 2003 and 2004. These tax assessments, which total approximately $136 million in aggregate (including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2003 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; and the 2003 assessment in March 2009. The Company is challenging 2004 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2003, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of June 27, 2010, bonds totaling approximately $114 million (at June 27, 2010 exchange rates) have been posted related to the 2000, 2001, 2002 and 2003 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post a bond related to the 2004 assessment.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 27, 2009 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•

the Company’s ability to successfully re-imagine, re-invent and re-ignite its existing products and product lines to maintain and further their success and to successfully introduce new products and product lines which achieve and sustain interest from retailers and consumers;

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

•

other economic and public health conditions in the various markets in which the Company and its customers and suppliers operate throughout the world, which impact the Company's ability and cost to manufacture and deliver products, such as higher fuel and other commodity prices, higher labor costs, higher transportation costs, outbreaks of diseases which affect public health and the movement of people and goods, and other factors, including government regulations,  which can create potential manufacturing and transportation delays or impact costs;

•

currency fluctuations, including movements in foreign exchange rates, which can lower the Company’s net revenues and earnings, and significantly impact the Company’s costs;

•

the concentration of the Company's customers;

•

the Company's ability to generate sales during the fourth quarter, particularly during the relatively brief holiday shopping season, which is the period in which the Company derives a substantial portion of its revenues and earnings;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2010 3/29/10 - 4/25/10	-	-	-	$688,779,189
May 2010 4/26/10 - 5/30/10	5,483,300	$40.1174	5,483,300	$468,803,425
June 2010 5/31/10 – 6/27/10	1,216,500	$42.1523	1,216,500	$417,525,170
Total	6,699,800	$40.4869	6,699,800	$417,525,170

In February 2008 the Company’s Board of Directors authorized the repurchase of up to $500 million in common stock. This authorization was fully utilized in May 2010. In April 2010 the Board of Directors authorized the repurchase of an additional $625 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on May 20, 2010 (the “Annual Meeting”), the Company’s shareholders elected the following persons to the Board of Directors of the Company by the following votes: Basil L. Anderson (114,587,342 votes for, 969,181 votes withheld), Alan R. Batkin (112,653,360 votes for, 2,906,163 votes withheld), Frank J. Biondi, Jr. (112,745,267 votes for, 2,811,256 votes withheld), Kenneth A. Bronfin (112,313,781 votes for, 3,242,742 votes withheld), John M. Connors, Jr. (114,693,906 votes for, 862,617 votes withheld), Michael W.O. Garrett (114,027,724 votes for, 1,528,799 votes withheld), Brian Goldner (114,835,469 votes for, 721,054 votes withheld), Jack M. Greenberg (110,890,269 votes for, 4,666,254 votes withheld), Alan G. Hassenfeld (114,205,750 votes for, 1,350,773 votes withheld), Tracy A. Leinbach (114,595,527 votes for, 960,996 votes withheld), Edward M. Philip (114,596,844 votes for, 959,679 votes withheld), and Alfred J. Verrecchia (113,652,635 votes for, 1,903,888 votes withheld). On the election of each director there were 8,398,516 broker non-votes.

At the Annual Meeting, the Company's shareholders approved amendments to the Restated 2003 Stock Incentive Performance Plan (the “2003 Plan”) by a vote of 90,658,498 votes for and 24,308,912 against, while 589,113 shares abstained and there were 8,398,516 broker non-votes. These amendments are described in detail in the Company’s proxy statement filed for the Annual Meeting.

In addition, at the Annual Meeting, the Company’s shareholders ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the 2010 fiscal year by a vote of 121,609,097 votes for and 2,269,359 against, while 76,583 shares abstained.

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

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended June 27, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Earnings and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: July 30, 2010	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 27, 2010

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

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended June 27, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Earnings and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

* Furnished herewith.