Form 10-Q
period 2010-09-26
HASBRO INC
filed 2010-11-03
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 15, 2010 was 136,195,062.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 26,	Sept. 27,	Dec. 27,
Assets	2010	2009	2009
	---------	---------	---------
Current assets
Cash and cash equivalents	$497,903	297,358	636,045
Accounts receivable, less allowance
for doubtful accounts of $35,000,
$35,400 and $32,800	1,210,460	1,116,033	1,038,802
Inventories	467,953	399,917	207,895
Prepaid expenses and other current assets	170,394	178,597	162,290
	--------------	--------------	--------------
Total current assets	2,346,710	1,991,905	2,045,032

Property, plant and equipment, less accumulated
depreciation of $450,700, $430,900 and
$431,600	221,165	216,256	220,706
	--------------	--------------	--------------

Other assets
Goodwill	475,005	476,238	475,931
Other intangibles, less accumulated amortization
of $574,900, $859,900 and $877,300	512,693	580,373	554,567
Other	660,044	596,555	600,656
	--------------	--------------	--------------
Total other assets	1,647,742	1,653,166	1,631,154
	--------------	--------------	--------------

Total assets	$4,215,617	3,861,327	3,896,892
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 26,	Sept. 27,	Dec. 27,
Liabilities and Shareholders' Equity	2010	2009	2009
	---------	---------	---------
Current liabilities
Short-term borrowings	$103,625	33,062	14,113
Accounts payable	267,175	225,210	173,388
Accrued liabilities	607,686	628,843	628,387
	--------------	--------------	--------------
Total current liabilities	978,486	887,115	815,888

Long-term debt	1,404,556	1,134,723	1,131,998
Other liabilities	345,264	351,557	354,234
	--------------	--------------	--------------
Total liabilities	2,728,306	2,373,395	2,302,120
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	606,984	457,824	467,183
Retained earnings	2,872,699	2,582,267	2,720,549
Accumulated other comprehensive earnings	23,121	42,589	58,631
Treasury stock, at cost; 73,350,366 shares at
Sept. 26, 2010, 70,736,688 at Sept. 27, 2009
and 72,597,140 at Dec. 27, 2009	(2,120,340)	(1,699,595)	(1,756,438)
	--------------	--------------	--------------
Total shareholders' equity	1,487,311	1,487,932	1,594,772
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$4,215,617	3,861,327	3,896,892
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
	-------------------	------------------	-------------------	-------------------
Net revenues	$1,313,302	1,279,221	2,723,464	2,692,763
Costs and expenses
Cost of sales	596,634	550,026	1,159,635	1,114,231
Royalties	75,620	99,725	169,454	228,004
Product development	51,618	43,870	139,408	124,530
Advertising	133,742	134,950	276,914	278,936
Amortization	15,611	20,955	38,310	59,634
Selling, distribution and administration	202,320	198,986	552,933	542,429
	------------	------------	------------	------------
Total costs and expenses	1,075,545	1,048,512	2,336,654	2,347,764
	------------	------------	------------	------------
Operating profit	237,757	230,709	386,810	344,999
	------------	------------	------------	------------
Nonoperating (income) expense
Interest expense	21,657	17,609	60,371	44,827
Interest income	(839)	(444)	(3,775)	(2,448)
Other (income) expense, net	(2,134)	(4,315)	(4,126)	(680)
	------------	------------	------------	------------
Total nonoperating expense, net	18,684	12,850	52,470	41,699
	------------	------------	------------	------------
Earnings before income taxes	219,073	217,859	334,340	303,300
Income taxes	63,909	67,497	76,602	93,933
	------------	------------	------------	------------
Net earnings	$155,164	150,362	257,738	209,367
	=======	=======	=======	=======

Net earnings per common share
Basic	$1.12	1.08	1.84	1.50
	=======	=======	=======	=======
Diluted	$1.09	0.99	1.76	1.39
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.25	0.20	0.75	0.60
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Nine Months Ended
	--------------------------------------
	Sept. 26, 2010	Sept. 27, 2009
	-------------------	------------------
Cash flows from operating activities
Net earnings	$257,738	209,367
Adjustments to reconcile net earnings to net cash
provided (utilized) by operating activities:
Depreciation of plant and equipment	72,994	71,004
Amortization	38,310	59,634
Program production cost amortization	5,034	-
Deferred income taxes	12,770	5,069
Stock-based compensation	24,234	21,620
Change in operating assets and liabilities:
Increase in accounts receivable	(167,979)	(501,321)
Increase in inventories	(252,418)	(89,033)
Decrease in prepaid expenses and other current assets	11,442	14,702
Program production costs	(31,024)	-
Increase in accounts payable and accrued liabilities	39,509	59,289
Other, including long-term portion of royalty advances	(4,844)	(60,862)
	------------	------------
Net cash provided (utilized) by operating activities	5,766	(210,531)
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(75,852)	(73,711)
Investments and acquisitions, net of cash acquired	-	(371,482)
Purchases of short-term investments	-	(16,000)
Other	1,805	(2,792)
	------------	------------
Net cash utilized by investing activities	(74,047)	(463,985)
	------------	------------
Cash flows from financing activities
Net proceeds from borrowings with original maturities of
more than three months	492,528	421,309
Repayments of borrowings with original maturities of
more than three months	(186)	-
Net proceeds from short-term borrowings	89,115	24,072
Purchases of common stock	(630,997)	(27,097)
Stock option transactions	65,634	4,517
Excess tax benefits from stock-based compensation	14,462	1,387
Dividends paid	(98,920)	(83,804)
	------------	------------
Net cash (utilized) provided by financing activities	(68,364)	340,384
	------------	------------
Effect of exchange rate changes on cash	(1,497)	1,100
	------------	------------
Decrease in cash and cash equivalents	(138,142)	(333,032)
Cash and cash equivalents at beginning of year	636,045	630,390
	------------	------------
Cash and cash equivalents at end of period	$497,903	297,358
	=======	=======

See note 6 for disclosure of financing activities not affecting cash.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	------------------------------------
	Sept. 26, 2010	Sept. 27, 2009
	-------------------	-------------------
Supplemental information
Cash paid during the period for:
Interest	$ 59,412	37,703
Income taxes	$ 49,708	60,281

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
	-------------------	------------------	-------------------	-------------------
Net earnings	$155,164	150,362	257,738	209,367
Other comprehensive loss	(4,682)	(4,702)	(35,510)	(19,667)
	----------	----------	----------	----------
Total comprehensive earnings	$150,482	145,660	222,228	189,700
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of September 26, 2010 and September 27, 2009, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarterly and nine-month periods ended September 26, 2010 and September 27, 2009 are 13-week and 39-week periods, respectively.

The results of operations for the quarter and nine months ended September 26, 2010 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2009 period representative of those actually experienced for the full year 2009.

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

Substantially all of the Company's inventories consist of finished goods. Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence. In addition, cost of sales during the quarter and nine months ended September 26, 2010 also includes amortization of program production costs.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings Per Share

Net earnings per share data for the quarters and nine months ended September 26, 2010 and September 27, 2009 were computed as follows:

	2010		2009
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$155,164	155,164	150,362	150,362
Effect of dilutive securities:
Interest expense on contingent convertible
Debentures, net of tax	-	-	-	1,076
	------------	------------	------------	------------
Adjusted net earnings	$155,164	155,164	150,362	151,438
	=======	=======	=======	=======

Average shares outstanding	138,199	138,199	139,814	139,814
Effect of dilutive securities:
Contingent convertible debentures	-	-	-	11,566
Options and other share-based awards	-	3,516	-	1,541
	------------	------------	------------	------------
Equivalent shares	138,199	141,715	139,814	152,921
	=======	=======	=======	=======

Net earnings per common share	$ 1.12	1.09	1.08	0.99
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2010		2009
	-----------------		-----------------
Nine Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$257,738	257,738	209,367	209,367
Effect of dilutive securities:
Interest expense on contingent convertible
Debentures, net of tax	-	1,124	-	3,250
	------------	------------	------------	------------
Adjusted net earnings	$257,738	258,862	209,367	212,617
	=======	=======	=======	=======

Average shares outstanding	139,773	139,773	139,943	139,943
Effect of dilutive securities:
Contingent convertible debentures	-	4,032	-	11,566
Options and other share-based awards	-	3,352	-	1,443
	------------	------------	------------	------------
Equivalent shares	139,773	147,157	139,943	152,952
	=======	=======	=======	=======

Net earnings per common share	$ 1.84	1.76	1.50	1.39
	=======	=======	=======	=======

For the nine-month period ended September 26, 2010 and the quarterly and nine-month periods ended September 27, 2009, the effect of the Company’s contingent convertible debentures was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion. During the first and second quarter of 2010, substantially all of these debentures were converted into shares of common stock. See Note 6 for additional information.

For the quarters ended September 26, 2010 and September 27, 2009, equity awards to acquire or issue shares totaling 931 and 7,854, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended September 26, 2010 and September 27, 2009, equity awards to acquire or issue 1,322 and 7,093 shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings

Other comprehensive loss for the quarters and nine-months ended September 26, 2010 and September 27, 2009 consist of the following:

	Quarter Ended		Nine Months Ended
	------------------		------------------
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2010	2009	2010	2009
	---------	---------	---------	---------
Foreign currency translation adjustments	$36,331	13,614	(20,033)	25,153
Changes in value of available-for-sale securities, net of tax	-	(345)	-	504
Change in unrecognized pension and postretirement amounts, net of tax	-	2,520	-	1,949
Loss on cash flow hedging activities, net of tax	(34,933)	(17,168)	(4,502)	(29,152)
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(6,080)	(3,323)	(10,975)	(18,121)
	----------	----------	----------	----------
Other comprehensive loss	$(4,682)	(4,702)	(35,510)	(19,667)
	======	======	======	======

At September 26, 2010, the Company had remaining net deferred gains on hedging instruments, net of tax, of $4,933 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain anticipated inventory purchases and other cross-border transactions through 2013. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the net deferred gains included in AOCE at September 26, 2010, the Company expects net deferred gains of approximately $9,681 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

(4) Equity Method Investment

In the second quarter of 2009, the Company acquired a 50% interest in a joint venture, Hub Television Networks LLC (“The HUB”, formerly known as DHJV Company LLC), with Discovery Communications, Inc. (“Discovery”). The HUB, formerly known as the Discovery Kids Network, was established to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming.  As of September 26, 2010, September 27, 2009 and December 27, 2009, the Company’s interest in the joint venture totaled $371,332, $370,482 and $371,783, respectively, and is a component of other assets. The Company’s share in the loss of The HUB for the quarter and nine months ended September 26, 2010 totaled $874 and $450, respectively, of expense and is included as a component of other (income) expense in the accompanying consolidated statement of operations.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company’s share in the earnings of the joint venture for the quarter and nine months ended September 27, 2009 totaled $1,541 and $2,555, respectively, of income and is included as a component of other (income) expense in the accompanying consolidated statements of operations.

(5) Program Production Costs

The Company incurs certain costs in connection with the production of television programming. These costs are capitalized by the Company as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of such period related to the program. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using management’s revenue and cost estimates. At September 26, 2010, the Company had $31,427 of capitalized program production costs included in other assets on the consolidated balance sheet. During the nine months ended September 26, 2010, the Company has incurred and capitalized costs of $31,024. Amortization of program production costs, which is included in cost of sales on the consolidated statements of operations, was approximately $5,000 for the quarter and nine months ended September 26, 2010.

(6) Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short-term borrowings, accounts payable and accrued liabilities. At September 26, 2010, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at September 26, 2010 also include certain assets and liabilities measured at fair value (see Notes 8 and 10) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of September 26, 2010, September 27, 2009 and December 27, 2009 are as follows:

	Sept. 26, 2010		Sept. 27, 2009		Dec. 27, 2009
	--------------------		--------------------		----------------------------
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	-------	------	-------	------	-------	------
6.125% Notes Due 2014	$ 444,661	466,225	425,000	462,613	422,275	465,545
6.30% Notes Due 2017	350,000	388,290	350,000	366,520	350,000	375,585
2.75% Convertible Debentures Due 2021	-	-	249,828	326,463	249,828	373,515
6.60% Debentures Due 2028	109,895	114,148	109,895	110,741	109,895	110,697
6.35% Notes Due 2040	500,000	511,000	-	-	-	-
	-------------	-----------	-------------	-----------	-------------	-----------
Total long-term debt	$1,404,556	1,479,663	1,134,723	1,266,337	1,131,998	1,325,342
	=======	=======	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $19,661, $0 and $(2,725) at September 26, 2010, September 27, 2009 and December 27, 2009, respectively, related to interest rate swaps. All other carrying costs represent principal amounts. Total principal amounts of long-term debt at September 26, 2010, September 27, 2009 and December 27, 2009 were $1,384,895, $1,134,723 and $1,134,723, respectively.

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

The Company is party to a series of interest rate swap agreements which effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014 which match the maturity date of the related notes. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At September 26, 2010, the fair value of these contracts was $19,661, which was recorded in other assets with a corresponding fair value adjustment to increase long-term debt. At December 27, 2009, the fair value of these contracts was $(2,725), which was recorded in other liabilities. The Company was not a party to any interest rate swap agreements at September 27, 2009. The Company recorded gains of $7,576 and $22,386 on these instruments in other (income) expense, net for the quarter and nine months ended September 26, 2010, respectively, relating to the change in fair value of such derivatives, wholly offsetting losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

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

(7) Income Taxes

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

In connection with the tax examinations in Mexico for the years 2000 to 2004, the Company has received tax assessments totaling approximately $141,830, which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2003, as is usual and customary in Mexico with respect to these matters. Accordingly, as of September 26, 2010, bonds totaling approximately $114,890 (at September 26, 2010 exchange rates) have been provided to the Mexican government related to the 2000 to 2003 assessments, allowing the Company to defend its positions. The Company currently does not expect to be required to guarantee the amount of the 2004 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2004.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(8) Fair Value of Financial Instruments

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 26, 2010, September 27, 2009 and December 27, 2009, these investments totaled $21,354, $18,670 and $21,108 respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains of $416 and $799 on these investments in other (income) expense, net for the quarter and nine months ended September 26, 2010, respectively, related to the change in fair value of such investments. For the quarter and nine months ended September 27, 2009, the Company recorded net gains of $310 and $475, respectively, on these investments in other (income) expense, net, related to the change in fair value of such investments.

At September 26, 2010, September 27, 2009 and December 27, 2009, the Company had the following assets measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
September 26, 2010
----------------------------
Available-for-sale securities	$ 21,395	41	21,354	-
Derivatives	28,547	-	22,566	5,981
	--------	-------	---------	-------
Total	$ 49,942	41	43,920	5,981
	=====	====	======	====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

September 27, 2009
----------------------------
Available-for-sale securities	$ 18,775	105	18,670	-
Derivatives	28,695	-	19,778	8,917
	--------	-------	---------	-------
Total	$ 47,470	105	38,448	8,917
	=====	====	======	====
December 27, 2009
---------------------------
Available-for-sale securities	$ 21,151	43	21,108	-
Derivatives	26,631	-	19,823	6,808
	--------	-------	---------	-------
Total	$ 47,782	43	40,931	6,808
	=====	====	======	====

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

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3):

	2010	2009
	-----------	-----------
Balance at beginning of year	$6,808	4,591
(Loss) gain from change in fair value	(827)	1,333
Warrant modification	-	2,993
	--------	--------
Balance at end of third quarter	$5,981	8,917
	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(9) Pension, Postretirement and Postemployment Benefits

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

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and nine months ended September 26, 2010 and September 27, 2009 are as follows:

	Quarter Ended
	--------------------
	Pension		Postretirement
	------------------		------------------
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
	-------	-------	-------	-------
Service cost	$ 1,108	1,086	153	156
Interest cost	5,183	5,380	450	477
Expected return on assets	(6,112)	(5,435)	-	-
Net amortization and deferrals	1,074	1,431	-	3
Curtailment loss	-	4,000	-	-
	--------	--------	--------	--------
Net periodic benefit cost	$ 1,253	6,462	603	636
	=====	=====	=====	=====

	Nine Months Ended
	------------------
	Pension		Postretirement
	------------------		------------------
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
	-------	-------	-------	-------
Service cost	$ 3,235	3,185	458	469
Interest cost	15,590	16,009	1,350	1,429
Expected return on assets	(18,337)	(16,223)	-	-
Net amortization and deferrals	3,262	4,265	-	8
Curtailment loss	-	4,000	-	-
	--------	--------	--------	--------
Net periodic benefit cost	$ 3,750	11,236	1,808	1,906
	=====	=====	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

During the first three quarters of fiscal 2010, the Company made cash contributions to its defined benefit pension plans of approximately $4,800 in the aggregate. The Company expects to contribute approximately $1,700 during the remainder of fiscal 2010.

(10) Derivative Financial Instruments

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

The Company also has warrants to purchase common stock that qualify as derivatives. For additional information related to these warrants see Note 8. In addition the Company is party to several interest rate swap agreements to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. For additional information related to these interest rate swaps see Note 6.

Cash Flow Hedges

----------------------------------

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in 2010 through 2013.

At September 26, 2010, September 27, 2009 and December 27, 2009, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	Sept. 26, 2010		Sept. 27, 2009		Dec. 27, 2009
	---------------		---------------		---------------
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
----------------------------	--------------	----------	-------------	-----------	-----------	----------
Inventory purchases	$ 705,906	(4)	416,568	12,503	380,661	16,715
Intercompany royalty transactions	233,358	2,867	173,491	5,731	135,921	7,007
Other	24,853	441	5,836	462	30,268	230
	------------	----------	------------	----------	-----------	----------
Total	$ 964,117	3,304	595,895	18,696	546,850	23,952
	=======	======	=======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 26, 2010, September 27, 2009 and December 27, 2009 as follows:

	Sept. 26, 2010	Sept. 27, 2009	Dec. 27, 2009
	-------------------	-------------------	-------------------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ 20,528	13,125	12,142
Unrealized losses	(11,779)	(6,280)	(1,899)
	------------	------------	------------
Net unrealized gain	8,749	6,845	10,243
	------------	------------	------------
Other assets
---------------------
Unrealized gains	7,501	13,482	13,709
Unrealized losses	(12,946)	(1,631)	-
	------------	------------	------------
Net unrealized (loss) gain	(5,445)	11,851	13,709
	------------	------------	------------
Total net unrealized gain	$ 3,304	18,696	23,952
	=======	=======	=======

During the quarter and nine months ended September 26, 2010, the Company reclassified net gains from other comprehensive earnings to net earnings of $6,930 and $12,786, respectively. Of the amount reclassified during the quarter ended September 26, 2010, $5,444 was reclassified to cost of sales and $1,504 was reclassified to royalty expense. Of the amount reclassified during the nine months ended September 26, 2010, $9,294 and $3,562 were reclassified to cost of sales and royalty expense, respectively. In addition, net losses of $18 and $70 were reclassified to earnings as a result of hedge ineffectiveness in the quarter and nine months ended September 26, 2010, respectively.

During the quarter and nine months ended September 27, 2009, the Company reclassified net gains from other comprehensive earnings to net earnings of $3,974 and $20,602 respectively. Of the amount reclassified during the quarter ended September 27, 2009, $2,491 was reclassified to cost of sales and $1,488 was reclassified to royalty expense. During the nine month period ended September 27, 2009, $16,148 was reclassified to cost of sales and $4,459 was reclassified to royalty expense. In addition, net losses of $5 in the quarter and nine months ended September 27, 2009 were reclassified to earnings as a result of hedge ineffectiveness.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At September 26, 2010, September 27, 2009 and December 27, 2009, the total notional amounts of the Company’s undesignated derivative instruments were $72,322, $132,678 and $94,926, respectively.

At September 26, 2010, September 27, 2009 and December 27, 2009, the fair values of the Company’s undesignated derivative financial instruments were recorded in prepaid expenses and other current assets in the consolidated balance sheets as follows:

	Sept. 26, 2010	Sept. 27, 2009	Dec. 27, 2009
	---------	---------	---------
Unrealized gains	$ 32	2,513	747
Unrealized losses	(431)	(1,431)	(2,151)
	--------	---------	---------
Net unrealized (loss) gain	$ (399)	1,082	(1,404)
	=====	=====	=====

The Company recorded net gains (losses) of $693 and $(816) on these instruments to other (income) expense, net for the quarter and nine months ended September 26, 2010, respectively, and $1,032 and $3,070 on these instruments to other (income) expense, net for the quarter and nine months ended September 27, 2009 , respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company’s derivative financial instruments see Notes 6 and 8.

(11) Segment Reporting

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

Information by segment and a reconciliation to reported amounts for the quarters and nine months ended September 26, 2010 and September 27, 2009 are as follows.

	Quarter Ended
	------------------
	Sept. 26, 2010		Sept. 27, 2009
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$825,483	5,942	791,896	3,211
International	458,917	29	444,105	21
Entertainment and Licensing	27,478	-	41,554	-
Global Operations (a)	1,424	667,017	1,666	575,868
Corporate and Eliminations	-	(672,988)	-	(579,100)
	------------	------------	------------	------------
	$1,313,302	-	1,279,221	-
	=======	=======	=======	=======

	Nine Months Ended
	------------------
	Sept. 26, 2010		Sept. 27, 2009
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$1,694,713	12,256	1,687,275	8,393
International	942,047	59	909,528	70
Entertainment and Licensing	83,038	-	92,940	-
Global Operations (a)	3,666	1,294,972	3,020	1,135,610
Corporate and Eliminations	-	(1,307,287)	-	(1,144,073)
	------------	------------	------------	------------
	$2,723,464	-	2,692,763	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Nine Months Ended --------------------------
Operating profit (loss)	Sept. 26, 2010 -------	Sept. 27, 2009 -------	Sept. 26, 2010 -------	Sept. 27, 2009 -------
U.S. and Canada	$158,763	129,092	278,635	226,960
International	70,818	64,147	79,984	66,126
Entertainment and Licensing	5,918	19,820	28,280	36,386
Global Operations (a)	25,298	18,787	25,215	14,124
Corporate and Eliminations (b)	(23,040)	(1,137)	(25,304)	1,403
	-----------	-----------	------------	------------
	$237,757	230,709	386,810	344,999
	======	======	======	======

Total assets	Sept. 26, 2010 -------------	Sept. 27, 2009 -------------	Dec. 27, 2009 -------------
U.S. and Canada	$4,335,848	3,580,899	3,901,598
International	1,610,002	1,459,236	1,519,542
Entertainment and Licensing	818,409	688,674	711,631
Global Operations	1,360,879	929,945	1,012,597
Corporate and Eliminations (b)	(3,909,521)	(2,797,427)	(3,248,476)
	--------------	--------------	--------------
	$4,215,617	3,861,327	3,896,892
	========	========	========

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. In accordance with accounting standards related to impairment testing, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these intangible assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any difference between actual and budgeted amounts is reflected in Corporate and eliminations.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and nine months ended September 26, 2010 and September 27, 2009.

	Quarter Ended		Nine Months Ended
	Sept. 26, 2010 ---------	Sept. 27, 2009 ---------	Sept. 26, 2010 ---------	Sept. 27, 2009 ---------
Boys	$472,260	453,748	947,940	1,046,563
Games and puzzles	387,041	378,812	876,312	806,045
Girls	269,069	273,126	531,668	518,126
Preschool	184,699	169,051	367,115	314,341
Other	233	4,484	429	7,688
	------------	------------	--------------	--------------
Net revenues	$1,313,302	1,279,221	2,723,464	2,692,763
	=======	=======	========	========

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

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing and entertainment experiences presented for consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, offering immersive entertainment experiences which allow consumers to experience the Company’s brands across multiple forms and formats, and optimizing efficiencies within the Company to reduce costs, increase operating

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

profits and maintain a strong balance sheet. The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and NERF, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to maintain a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first nine months of 2010 the Company had significant revenues from core brands, namely NERF, LITTLEST PET SHOP, TRANSFORMERS, PLAYSKOOL, MAGIC: THE GATHERING, PLAY-DOH and MONOPOLY. The Company’s strategy of re-imagining, re-inventing and re-igniting its brands has been instrumental in achieving its overall long-term growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. As an example of this, in June of 2009, the TRANSFORMERS: REVENGE OF THE FALLEN motion picture was released by Dreamworks, LLC and Paramount Pictures Corporation as a sequel to the 2007 motion picture TRANSFORMERS. In addition, in August 2009, the motion picture G.I. JOE: THE RISE OF COBRA was released by Paramount Pictures Corporation. The Company developed and marketed product lines based on these motion pictures. As a result of pairing these core brands with motion picture entertainment, both the movies and the product lines benefited. In addition, the Company has entered into a strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of Hasbro’s core brands, with the potential for production of two additional pictures. The first movie is expected to be released in 2012. As part of its strategy, in addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands.

The Company is a partner in a joint venture with Discovery Communications, Inc. (“Discovery”) which runs a television network dedicated to high-quality children’s and family entertainment and educational programming. Programming on the network includes content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties.  The rebranded network, The HUB, debuted in October of 2010 and was available in approximately 60 million homes in the U.S.  The Company believes that this effort will support its strategy of growing its core brands well beyond traditional toys and games and providing immersive entertainment experiences for consumers of all ages in any form or format.  In connection with this initiative, the Company established Hasbro Studios, an internal creative group that is responsible for the creation and development of television programming based primarily on Hasbro’s brands. The Company incurred a certain level of investment spending leading up to the debut of The HUB, as well as costs in 2010 and expected in the future related to the production of television programming.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”), for characters in the Marvel universe, including IRON MAN and SPIDER-MAN; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET brand of characters. The majority of product offerings under the Sesame Workshop license will commence in 2011. In the first three quarters of 2010 the Company had significant sales of products related to the movie release of IRON MAN 2 in May 2010 as well as continued strong sales of STAR WARS products. During 2009 the Company had a high level of revenues from products related to television programming based on SPIDER-MAN and STAR WARS.

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

In recent years, the Company also returned excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2004 to 2010, the Company’s Board of Directors (the “Board”) adopted five successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,325,000. The fifth authorization was approved in April 2010 for $625,000. At September 26, 2010, the Company had $157,520 remaining under the April 2010 authorization. For the first nine months of 2010, the Company invested $629,226 in the repurchase of 15,596 shares of common stock in the open market. For the years ended 2009, 2008 and 2007, the Company spent $90,994, $357,589 and $587,004, respectively, to repurchase 3,172, 11,736 and 20,795 shares, respectively, in the open market.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The increased level of share repurchases in 2010 compared to 2009 partially reflects the Company’s repurchase of an equivalent number of shares that were issued in 2010 in connection with the call and related conversion of its convertible debt. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation.

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and nine months ended September 26, 2010 and September 27, 2009.

	Quarter		Nine Months
	2010	2009	2010	2009
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	45.4	43.0	42.6	41.4
Royalties	5.8	7.8	6.2	8.5
Product development	3.9	3.4	5.1	4.6
Advertising	10.2	10.6	10.2	10.4
Amortization	1.2	1.6	1.4	2.2
Selling, distribution and administration	15.4	15.6	20.3	20.1
	------------	------------	------------	------------
Operating profit	18.1	18.0	14.2	12.8
Interest expense	1.6	1.4	2.2	1.6
Interest income	(0.0)	(0.0)	(0.1)	(0.1)
Other (income) expense, net	(0.2)	(0.4)	(0.2)	0.0
	------------	------------	------------	------------
Earnings before income taxes	16.7	17.0	12.3	11.3
Income taxes	4.9	5.2	2.8	3.5
	------------	------------	------------	------------
Net earnings	11.8%	11.8%	9.5%	7.8%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The quarters and nine months ended September 26, 2010 and September 27, 2009 were 13-week and 39-week periods, respectively. Net earnings for the quarter and nine months ended September 26, 2010 were $155,164 and $257,738, respectively, compared to net earnings of $150,362 and $209,367 for the respective periods of 2009. Basic earnings per share for the quarter and nine months ended September 26, 2010 were $1.12 and $1.84, respectively, compared to basic earnings per share of $1.08 and $1.50 for the respective periods of 2009. Diluted earnings per share were $1.09 and $1.76 for the quarter and nine months ended September 26, 2010, compared with diluted earnings per share of $0.99 and $1.39 for the respective periods in 2009.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net earnings for the nine months ended September 26, 2010 include a favorable tax adjustment of approximately $21,200, or $0.14 per diluted share, related to the recognition of certain previously unrecognized tax benefits and reversal of related accrued interest due to the completion of a tax audit.

Consolidated net revenues for the quarter ended September 26, 2010 increased 3% to $1,313,302 compared to $1,279,221 for the quarter ended September 27, 2009. For the nine months ended September 26, 2010, consolidated net revenues were $2,723,464 compared to $2,692,763 for the nine months ended September 27, 2009. Consolidated net revenues were negatively impacted by foreign currency translation in the amount of approximately $16,200 for the quarter and positively impacted by $5,800 for the nine months ended September 26, 2010. Operating profit for the quarter ended September 26, 2010 was $237,757 compared to $230,709 for the quarter ended September 27, 2009. Operating profit for the 2010 nine-month period was $386,810 compared to an operating profit of $344,999 for the nine-month period of 2009.

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters and nine months ended September 26, 2010 and September 27, 2009.

	Quarter			Nine Months
			%			%
	2010	2009	Change	2010	2009	Change
	----------	------------	----------	------------	------------	----------
Net Revenues
U.S. and Canada segment	$825,483	791,896	4%	1,694,713	1,687,275	0%
International segment	458,917	444,105	3%	942,047	909,528	4%
Entertainment and Licensing segment	27,478	41,554	(34)%	83,038	92,940	(11)%

Operating Profit
U.S. and Canada segment	$ 158,763	129,092	23%	278,635	226,960	23%
International segment	70,818	64,147	10%	79,984	66,126	21%
Entertainment and Licensing segment	5,918	19,820	(70)%	28,280	36,386	(22)%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended September 26, 2010 increased 4% to $825,483 from $791,896 for the quarter ended September 27, 2009. Net revenues for the nine months ended September 26, 2010 were $1,694,713 compared to $1,687,275 for the nine months ended September 27, 2009. For the quarter and nine months ended September 26, 2010, U.S. and Canada segment net revenues were positively impacted by currency translation of approximately $1,700 and $8,200, respectively, as a result of the weaker U.S. dollar in the first nine months of 2010.

 HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The increase in the quarter was primarily due to increased revenues in the boys category as a result of higher sales of MARVEL products as well as increased sales of NERF and TONKA products. Sales for the quarter were also positively impacted by the sales of BEYBLADE product which were reintroduced in 2010. These increases more than offset the expected decrease in sales of TRANSFORMERS and GI JOE products due to the movie releases relating to these products in 2009.  Revenues in the games and puzzles category for the quarter increased as a result of higher sales of MAGIC: THE GATHERING and SCRABBLE products. Revenues in the preschool category for the quarter also increased as the result of higher sales of PLAY DOH and TONKA products. The increased sales from these categories in the quarter more than offset decreased sales in the girls category during the quarter primarily as the result of lower sales of LITTLEST PET SHOP and to a lesser extent decreased sales of MY LITTLE PONY and i-DOG products. These decreases were partially offset by increased sales of FURREAL FRIENDS products. For the nine months ended September 26, 2010, the increase in revenues was primarily the result of higher sales in the games and puzzles and preschool categories partially offset by decreased revenues in the boys category. The increase in the games and puzzles category was primarily due to the increase in MAGIC: THE GATHERING products and the increase in the preschool category was primarily due to increased sales of PLAY DOH, PLAYSKOOL and TONKA products. The decrease in the boys category was due to the decreased sales of TRANSFORMERS and GI JOE products due to the movie releases relating to these products in 2009. These decreases were partially offset by higher sales of NERF and IRON MAN products as well as the impact of the reintroduction of BEYBLADE line of products in 2010.

U.S. and Canada segment operating profit increased to $158,763 for the quarter ended September 26, 2010 compared to $129,092 for the quarter ended September 27, 2009. For the nine months ended September 26, 2010 operating profit increased to $278,635 from $226,960 for the nine months ended September 27, 2009. The increase in operating profit for the quarter and nine months was driven by lower royalty expense as the result of decreased sales of entertainment-driven products, as well as decreased amortization expense, primarily as a result of the property rights related to the Wizards of the Coast acquisition becoming fully amortized in the fourth quarter of 2009, and decreased advertising expense. The increased operating profit for the quarter was, to a lesser extent, also the result of increased revenues.

INTERNATIONAL SEGMENT

International segment net revenues increased by 3% to $458,917 for the quarter ended September 26, 2010 from $444,105 for the quarter ended September 27, 2009. Net revenues for the nine months ended September 26, 2010 increased 4% to $942,047 from $909,528 for the nine months ended September 27, 2009. For the quarter ended September 26, 2010, International segment net revenues were negatively impacted by currency translation of approximately $17,800, or 4%. For the nine months ended September 26, 2010, International segment net revenues were negatively impacted by currency translation of approximately $2,300. For both the quarterly and nine month periods ended September 26, 2010, the increased revenues were primarily due to increased sales in the girls, game and puzzles and preschool categories partially offset by decreased sales in the boys category. The increase in the girls category was primarily due to increased sales from the FURREAL FRIENDS line which more than offset decreased revenues from LITTLEST PET SHOP and MY LITTLE PONY products. The increase in the games and puzzles category was primarily due to increased sales of MAGIC: THE GATHERING products and, to a lesser extent, TOY STORY products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The increase in the preschool category was primarily due to increased sales of PLAYSKOOL and PLAY-DOH products partially offset by decreased sales of IN THE NIGHT GARDEN products. Net revenues in the boys category decreased in the quarter and nine months primarily as a result of decreased sales of TRANSFORMERS and GI JOE products, partially offset by increased sales of NERF and MARVEL and the sales from BEY BLADES products which were reintroduced in the third quarter of 2010. Sales of MARVEL products increased in the quarter and nine months primarily as a result of the movie release of IRON MAN 2 in May 2010.

International segment operating profit increased to $70,818 for the quarter ended September 26, 2010 from $64,147 for the quarter ended September 27, 2009. For the nine months ended September 26, 2010, operating profit increased to $79,984 from $66,126 for the nine months ended September 27, 2009. International segment operating profit for the quarter and nine months ended September 26, 2010 was negatively impacted by currency translation of approximately $3,000 and $4,700, respectively. The increase in operating profit for the quarter and nine months was primarily a result of higher revenues as well as decreased royalty and amortization expense.

ENTERTAINMENT AND LICENSING SEGMENT

Entertainment and Licensing segment net revenues for the quarter ended September 26, 2010 decreased 34% to $27,478 from $41,554 for the quarter ended September 27, 2009. Net revenues for the nine months ended September 26, 2010 decreased 11% to $83,038 from $92,940 for the nine months ended September 27, 2009. The decrease in both the quarter and nine months was primarily due to a decline in TRANSFORMERS and G.I. JOE movie-related revenues.

Entertainment and Licensing segment operating profit decreased to $5,918 for the quarter ended September 26, 2010 compared to $19,820 for the quarter ended September 27, 2009. For the nine months ended September 26, 2010 operating profit decreased to $28,280 from $36,386 for the nine months ended September 27, 2009. Operating profit for the quarter and nine months of 2010 decreased as a result of the lower revenues discussed above as well as costs associated with the startup of Hasbro Studios and amortization of program production costs. Amortization of these costs was approximately $5,000 for the quarter and nine months ended September 26, 2010, respectively. Selling, distribution and administrative expense in the nine months ended September 27, 2009 included $7,200 in acquisition costs related to the Company’s investment in The HUB. While The HUB is a component of our television operations, the Company’s 50% share in the earnings (loss) from the joint venture is included in other (income) expense and therefore is not a component of operating profit of the segment.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

COSTS AND EXPENSES
-----------------------------------
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended September 26, 2010 and September 27, 2009.

	Quarter -----------		Nine Months ------------------
	2010	2009	2010	2009
	-----------	-----------	-----------	-----------
Cost of sales	45.4%	43.0%	42.6%	41.4%
Royalties	5.8	7.8	6.2	8.5
Product development	3.9	3.4	5.1	4.6
Advertising	10.2	10.6	10.2	10.4
Amortization	1.2	1.6	1.4	2.2
Selling, distribution and administration	15.4	15.6	20.3	20.1

Cost of sales increased in dollars and as a percentage of revenues to $596,634, or 45.4% of net revenues, for the quarter ended September 26, 2010 from $550,026 or 43.0% of net revenues for the quarter ended September 27, 2009. For the nine months ended September 26, 2010 cost of sales also increased in dollars and as a percentage of revenues to $1,159,635, or 42.6% of net revenues, compared to $1,114,231, or 41.4% of net revenues for the nine months ended September 27, 2009. The cost of sales for the quarter and nine months ended September 26, 2010 includes program production cost amortization of approximately $5,000. The remaining increase in dollars for the quarter and nine months primarily reflects the change in revenue mix for those periods, including the decline in Entertainment and Licensing revenues, and changes in foreign currency.

Royalty expense for the quarter ended September 26, 2010 decreased to $75,620 or 5.8% of net revenues from $99,725 or 7.8% of net revenues for the quarter ended September 27, 2009. Royalty expense for the nine months ended September 26, 2010 decreased to $169,454 or 6.2% of net revenues from $228,004 or 8.5% of net revenues for the comparable period of 2009. The decrease in the quarter and nine-month period is primarily the result of decreased sales of entertainment-driven products, including TRANSFORMERS, G.I. JOE and STAR WARS products. Royalty expense in the nine-month period ended September 27, 2009 also included an expense of approximately $10,000 associated with a royalty audit.

Product development expenses for the quarter ended September 26, 2010 increased to $51,618 or 3.9% of net revenues from $43,870 or 3.4% of net revenues for the quarter ended September 27, 2009. For the nine months ended September 26, 2010 product development expense increased to $139,408 or 5.1% of net revenues compared to $124,530 or 4.6% of net revenues for the comparable period of 2009. The increase in both the quarter and nine-month periods of 2010 primarily relates to major product initiatives planned for 2011.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Advertising expense for the quarter ended September 26, 2010 decreased to $133,742, or 10.2% of net revenues compared to $134,950, or 10.6% of net revenues for the quarter ended September 27, 2009. For the nine months ended September 26, 2010 advertising expense decreased to $276,914 or 10.2% of net revenues compared to $278,936 or 10.4% of net revenues for the comparable period of 2009.

Amortization expense decreased to $15,611 or 1.2% of net revenues in the third quarter of 2010 from $20,955 or 1.6% of net revenues in the third quarter of 2009. For the nine months ended September 26, 2010, amortization expense was $38,310 or 1.4% of net revenues compared to $59,634 or 2.2% of net revenues in the nine months ended September 27, 2009. The decrease in the quarter and nine months is primarily the result of the property rights related to the Wizards of the Coast and Larami acquisitions becoming fully amortized in the fourth quarter of 2009 and first quarter of 2010, respectively.

For the quarter ended September 26, 2010, the Company's selling, distribution and administration expenses increased in dollars but decreased as a percentage of net revenues to $202,320, or 15.4% of net revenues, from $198,986 or 15.6% of net revenues for the quarter ended September 27, 2009. For the nine months ended September 26, 2010, selling, distribution and administration expenses increased to $552,933 or 20.3% of net revenues, from $542,429 or 20.1% of net revenues, for the nine months ended September 27, 2009. The increase in dollars for the quarter and nine months reflects higher marketing and sales and administration expenses, partially offset by lower distribution costs. The increase in the nine months also reflects increases from currency translation. Both the quarter and nine-month periods in 2010 include additional marketing and sales and administration costs related to Hasbro Studios, as well as to support continued growth in emerging markets, including Brazil and China. Administration expense in the nine-month period of 2009 included $7,200 in acquisition costs related to the Company’s purchase of its 50% interest in the joint venture with Discovery Communications.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the third quarter of 2010 increased to $21,657 from $17,609 in the third quarter of 2009. For the nine months ended September 26, 2010 interest expense increased to $60,371 from $44,827 in 2009. Interest expense in the nine months of 2009 includes approximately $4,000 in costs related to a short-term borrowing facility commitment the Company entered into in April 2009 in connection with the Company’s investment in the joint venture with Discovery. Absent this charge, the increase in interest expense in the quarter and nine months primarily reflects higher outstanding borrowings as a result of the issuance of $425,000 in principal amount of Notes in May 2009 and $500,000 in principal amount of Notes in March 2010, partially offset by the conversion and redemption of the 2.75% contingent convertible debentures during March and April of 2010. The proceeds from the issuance of Notes in May 2009 were primarily used to purchase a 50% interest in The HUB. The increase in interest expense is also due to higher average borrowing rates due to the issuance of Notes in March 2010, which bear interest at the rate of 6.35%, partially offset by the conversion and redemption of the contingent convertible debentures during March and April 2010, which bore interest at 2.75%.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Interest income for the quarter ended September 26, 2010 was $839 compared to $444 for the quarter ended September 27, 2009. Interest income for the nine months ended September 26, 2010 was $3,775 compared to $2,448 in 2009. The increase in interest income for the nine months was primarily the result of income received from the Internal Revenue Service related to a tax refund and to a lesser extent higher average invested cash balances, partially offset by lower returns on invested cash in the nine-month period.

Other (income) expense, net, was $(2,134) for the third quarter of 2010, compared to $(4,315) for the third quarter of 2009. Other (income) expense, net, for the nine months ended September 26, 2010 was $(4,126) compared to $(680) in 2009. Other (income) expense includes the Company’s 50% interest in the income (loss) of The HUB which was losses of $874 and $450, respectively, during the quarter and nine-month periods of 2010, compared to income of $1,541 and $2,555, respectively in the comparable periods in 2009.

INCOME TAXES
-----------------------

Income taxes totaled 29.2% of pretax earnings in the third quarter of 2010 compared with 31.0% in the third quarter of 2009. For the nine-month periods, income taxes totaled 22.9% of pretax earnings in 2010 compared to 31.0% of pretax earnings in 2009.  Income tax expense for the nine months ended September 26, 2010 includes a $21,243 tax benefit as a result of the settlement of the 2004 and 2005 IRS examination in the first quarter of 2010. In addition, both periods are impacted by certain other discrete tax events, including the accrual of potential interest and penalties on certain tax positions. Absent these items, the effective nine-month income tax rates for 2010 and 2009 were 28.8% and 29.7%, respectively. The decrease in the adjusted rate to 28.8% for the nine months ended September 26, 2010 from the full year 2009 adjusted rate of 29.0% is primarily due to a change in the mix of the tax jurisdictions where the Company expects to earn its profits.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, the timing of television entertainment and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our expected sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Unshipped orders at September 26, 2010 and September 27, 2009 were approximately $597,951 and $465,100, respectively. It is a general industry practice that orders are subject to amendment or cancellation by customers prior to shipment. The backlog of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices.

In June 2009 the Financial Accounting Standards Board (“FASB”) revised accounting standards related to the transfer of financial assets. These revisions seek to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. These revisions also eliminate the concept of a qualifying special-purpose entity, and require such entities to be evaluated for consolidation in accordance with the applicable consolidation guidance. As a result of the adoption of these new accounting standards in 2010, the Company will account for any sales of accounts receivable under its securitization facility in 2010 as collateralized borrowings. The accounts receivable balances will remain on the Company’s balance sheet and proceeds from the sales of the receivables will be recorded as short-term debt. The adoption of these standards did not have a material impact on the Company’s consolidated balance sheet or statement of operations in 2010.

In January 2010 the FASB revised accounting standards related to fair value measurements to expand disclosure requirements to include significant transfers of assets and liabilities in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as a gross presentation of purchases, sales, issuances and settlements within the rollforward of changes in Level 3 assets and liabilities. The revised standards also provide clarification to existing fair value disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. The majority of the requirements of these revised accounting standards were effective and adopted by the Company in the first quarter of 2010 and had no impact on the consolidated balance sheet or results of operations. Certain requirements related to the gross presentation of activity in the rollforward of changes in Level 3 assets and liabilities will become effective for fiscal years beginning after December 15, 2010 and for interim reporting periods within those fiscal years.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2009 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and proceeds from its accounts receivable securitization program. During the first nine months of 2010, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and accounts receivable securitization program are adequate to meet its working capital needs for the remainder of 2010. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

In March 2010 the Company issued $500,000 in aggregate principal amount of Notes that are due in 2040 (the "Notes"). The Notes bear interest at a rate of 6.35%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The proceeds from the issuance of the Notes were primarily used to repurchase an equivalent number of shares resulting from the conversion of the Company’s contingent convertible debentures.

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

Net cash provided by operating activities in the first nine months of 2010 was $5,766 compared to net cash utilized of $210,531 in the first nine months of 2009. Net cash provided in 2010 as compared to net cash utilized in 2009 primarily reflects increased collections of accounts receivable because the Company did not utilize the securitization program at December 27, 2009, compared to a utilization of $250,000 of the securitization program at December 28, 2008 and also as a result of higher sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008. In addition, net cash utilized in the first nine months of 2009 includes a $50,000 guaranteed advance royalty payment to Marvel related to the extension of the current agreement and a $25,000 guaranteed royalty payment to the joint venture in the third quarter of 2010.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Accounts receivable increased to $1,210,460 at September 26, 2010 from $1,116,033 at September 27, 2009. The accounts receivable balance at September 26, 2010 includes a decrease of approximately $8,700 due to foreign currency translation. At September 26, 2010 and September 27, 2009, based on the Company’s cash position and liquidity needs, there was no utilization of the securitization program. Days sales outstanding were 83 days at September 26, 2010 compared to 79 days at September 27, 2009. The increase in days sales outstanding is primarily due to the timing of sales and collections during the 2010 quarter as compared to 2009, as well as the decline in Entertainment and Licensing segment net revenues in 2010 compared to 2009.

Inventories increased to $467,953 at September 26, 2010 from $399,917 at September 27, 2009. The inventory balance at September 26, 2010 includes a decrease of approximately $3,200 from foreign currency translation. The increase in inventory is primarily due to the Company’s decision to bring inventory into certain markets earlier to mitigate potential shipping container shortages that may occur during the fourth quarter of 2010.

Prepaid expenses and other current assets decreased to $170,394 at September 26, 2010 compared to $178,597 at September 27, 2009. The decrease primarily relates to lower prepaid royalties, primarily related to utilization of the MARVEL royalty advance, partially offset by increased deferred taxes.

Accounts payable and accrued expenses increased to $874,861 at September 26, 2010 from $854,053 at September 27, 2009. Increased accounts payable as a result of the higher inventory balances and higher level of expenses were partially offset by decreased accrued royalties, primarily resulting from decreased sales of TRANSFORMERS, G.I. JOE and STAR WARS products.

Collectively, property, plant and equipment and other assets at September 26, 2010 decreased by $515 from September 27, 2009. Decreases in intangible assets as a result of amortization were almost wholly offset by increases in other assets as the result of increased program production costs, an increase in the value of the Company’s interest rate swap agreements, and increased pension assets in 2010. The Company incurs certain costs in connection with the production of television programming which are capitalized by the Company as they are incurred and amortized based on the proportion of the revenues related to the program recognized for such period to the estimated remaining ultimate revenues related to the program. During 2010 the Company spent $31,024 in television program production costs. In the fourth quarter of 2009, the Company entered into a series of interest rate swap agreements to adjust the amount of debt subject to fixed interest rates. At September 26, 2010, these contracts had a fair value of $19,661, which was included in other assets. Increased pension assets of approximately $12,800 in 2010 compared to 2009 primarily reflects funding certain of the Company’s international defined benefit pension plans during the fourth quarter of 2009.

Net cash utilized by investing activities was $74,047 in the first nine months of 2010 compared to $463,985 in the first nine months of 2009. Additions to property, plant and equipment were $75,852 in 2010 compared to $73,711 in 2009. The 2009 utilization also includes the Company’s $300,000 payment to Discovery for its 50% interest in The HUB, a payment of $45,000 to Lucas to extend the term of the license agreement related to the STAR WARS brand and approximately $26,500 used to acquire certain other intellectual properties.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net cash utilized by financing activities was $68,364 in the first nine months of 2010 compared to net cash provided of $340,384 in the first nine months of 2009. The 2010 cash utilized reflects net proceeds of $492,528 from the issuance of long-term notes in March 2010. The 2009 cash provided reflects net proceeds of $421,309 from the issuance of long-term notes in May 2009. Proceeds from stock option transactions increased to $65,634 in the nine months ended September 26, 2010 compared to $4,517 in the nine months ended September 27, 2009, reflecting increased stock option exercises attributed to the overall higher Company stock price during the first nine months of 2010 compared to the first nine months of 2009. Dividends paid were $98,920 in 2010 compared to $83,804 in 2009, reflecting the increase in the Company’s quarterly dividend rate to $0.25 per share from $0.20 per share partially offset by lower shares outstanding in 2010 as a result of the Company’s treasury share repurchase program. Cash payments related to purchases of the Company's common stock were $630,997 in the first nine months of 2010, compared to $27,097 in the first nine months of 2009. At September 26, 2010, the Company had $157,520 remaining available under its $625,000 share repurchase authorization.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $300,000 committed borrowing facility through June 2011. The agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 26, 2010. The Company had $90,000 of borrowings under its committed revolving credit facility at September 26, 2010. The Company also had letters of credit outstanding under this facility of approximately $1,353 at September 26, 2010.  Amounts available and unused under the committed line at September 26, 2010 were approximately $208,647.

The Company also has other uncommitted lines from various banks, of which approximately $37,784 was utilized at September 26, 2010. Of the amount utilized under the uncommitted lines, approximately $11,733 and $26,051 represent outstanding borrowings and letters of credit, respectively.

The Company is party to an accounts receivable securitization program whereby the Company sells, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC ("HRF"). HRF is consolidated with the Company for financial reporting purposes. The securitization program then allows HRF to sell, on a revolving basis, an undivided fractional ownership interest of up to $250,000 in the eligible receivables it holds to certain bank conduits. The program provides the Company with a source of working capital. Based on the amount of eligible accounts receivable as of September 26, 2010, the Company had availability under this program to sell approximately $187,803, of which no amounts were utilized.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has principal amounts of long-term debt at September 26, 2010 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $142,294 and purchase commitments of $405,954 outstanding at September 26, 2010. Letters of credit and similar instruments include $114,890 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

At December 27, 2009, the Company had outstanding $249,828 in principal amount of contingent convertible debentures due 2021. If the closing price of the Company's common stock exceeded $23.76 for at least 20 trading days within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures were convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2009 this conversion feature was met and the debentures were convertible during the first quarter of 2010. During the first quarter of 2010, holders of these debentures converted $111,177, in principal amount, of these debentures which resulted in the issuance of 5,147 shares. In addition, if the closing price of the Company's common stock exceeded $27.00 for at least 20 trading days in any 30 day period, the Company had the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period, following a call by the Company the holders of the debentures had the right to convert their debentures in accordance with the conversion terms described above. As of March 28, 2010, the Company had the right to call the debentures. On March 29, 2010, as part of the Company’s overall debt management strategy and in furtherance of its capital structure goals, the Company gave notice of its election to redeem in cash all of the outstanding debentures on April 29, 2010 at a redemption price of $1,011.31 per $1,000 principal amount, which was equal to the par value thereof plus accrued and unpaid cash interest through April 29, 2010. During the notice period, $138,467, in principal amount, of the debentures were converted by the holders, resulting in the issuance of 6,410 shares of common stock. The remaining debentures were redeemed at a total cost of $186, which included accrued interest through the redemption date.

Other contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 27, 2009, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report, including the issuance of $500,000 of long-term notes in March 2010 and the conversion and redemption of the Company’s remaining contingent convertible debentures. The table of contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 27, 2009, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities. These liabilities were $96,577 and $104,271 at September 26, 2010 and September 27, 2009, respectively, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations and, if necessary, its committed line of credit and other borrowing facilities as well as its securitization facility, will allow the Company to meet these and other obligations listed.

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

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At September 26, 2010, these contracts had unrealized gains (losses) of $2,905, of which $8,350 are recorded in prepaid expenses and other current assets and $(5,445) are recorded in other liabilities. Included in accumulated other comprehensive income at September 26, 2010 are deferred gains, net of tax, of $4,933, related to these derivatives.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

At September 26, 2010, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. Also at September 26, 2010, the Company had fixed-for-floating interest rate swaps with notional amounts of $400,000. The interest rate swaps are designed to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At September 26, 2010, these contracts had a fair value of $19,661, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 26, 2010. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 26, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000, 2001, 2002, 2003 and 2004. These tax assessments, which total approximately $142 million in aggregate (including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2003 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; and the 2003 assessment in March 2009. The Company is challenging 2004 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2003, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of September 26, 2010, bonds totaling approximately $115 million (at September 26, 2010 exchange rates) have been posted related to the 2000, 2001, 2002 and 2003 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post a bond related to the 2004 assessment.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 27, 2009 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•

the Company’s ability to successfully re-imagine, re-invent and re-ignite its existing brands, products and product lines, including through the use of immersive entertainment experiences, to maintain and further their success, and to successfully develop and introduce new brands, products and product lines which achieve and sustain interest from retailers and consumers;

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

•

greater than expected costs, or unexpected delays or difficulties, associated with the Company’s investment in its joint venture with Discovery Communications, LLC, the rebranding of the joint venture network and the creation of new programming content to appear on the network and elsewhere, including greater than expected costs, or unexpected delays or difficulties, related to the development of Hasbro Studios LLC and Hasbro Studios’ efforts to produce programming, including programming to appear on the joint venture network;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2010 6/28/10 - 7/25/10	1,578,200	$41.4484	1,578,200	$352,111,324
August 2010 7/26/10 - 8/29/10	4,072,400	$42.6519	4,072,400	$178,415,617
September 2010 8/30/10 – 9/26/10	483,400	$43.2264	483,400	$157,519,985
Total	6,134,000	$42.3875	6,134,000	$157,519,985

In April 2010 the Company’s Board of Directors authorized the repurchase of up to $625 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

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
Quarter Ended September 26, 2010.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Earnings and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: November 3, 2010	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 26, 2010

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
Quarter Ended September 26, 2010.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Earnings and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

* Furnished herewith.