Form 10-Q/A
period 2010-09-26
HASBRO INC
filed 2010-11-04
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q/A Amendment No. 1 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Hasbro, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2010 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Hasbro, Inc.’s Form 10-Q for the quarterly period ended September 26, 2010, filed with the Securities and Exchange Commission on November 3, 2010, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	-	XBRL Instance Document.

101.SCH	-	XBRL Taxonomy Extension Schema.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

PART II. OTHER INFORMATION

Item 6. Exhibits.

The exhibits set forth in the accompanying Exhibit Index have been filed as part of this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: November 4, 2010	By: /s/ Deborah Thomas
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

12**	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended September 26, 2010.

31.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

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

* Furnished with this 10-Q/A
** - Exhibit filed with Hasbro, Inc’s Quarterly Report on Form 10-Q filed on November 3, 2010.

4