Form 10-K
period 2010-12-26
HASBRO INC
filed 2011-02-23
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2010

Commission file number 1-6682

Hasbro, Inc.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island (Address of Principal Executive Offices)	02862 (Zip Code)

Registrant’s telephone number, including area code (401) 431-8697

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☑  or  No ☐.

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

The aggregate market value on June 25, 2010 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $5,490,489,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 7, 2011 was 137,040,353.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

Overview

We are a worldwide leader in children’s and family leisure time products and services with a broad portfolio of brands and entertainment properties. As a branded play, consumer-focused global company, Hasbro applies its brand blueprint to all of its operations. The brand blueprint revolves around the objective of continuously re-imagining, re-inventing, and re-igniting our brands through a wide range of innovative toys and games, entertainment offerings, including television programming and motion pictures, and licensed products, ranging from traditional to high-tech and digital, under well-known brand names such as TRANSFORMERS, PLAYSKOOL, NERF, LITTLEST PET SHOP, MY LITTLE PONY, G.I. JOE, TONKA, MILTON BRADLEY, PARKER BROTHERS, CRANIUM and WIZARDS OF THE COAST. Our offerings encompass a broad variety of games, including traditional board, card, hand-held electronic, trading card, role-playing and DVD games, as well as electronic learning aids and puzzles. Toy offerings include boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy related specialty products. In addition, in order to further expand our brands, we license certain of our trademarks, characters and other property rights to third parties for use in connection with digital gaming, consumer promotions, and for the sale of non-competing toys and games and non-toy products. We also seek to expand awareness of our brands through immersive entertainment experiences, including television and movies. We own a 50% interest in a joint venture with Discovery Communications, Inc. (“Discovery”) that operates a television network in the United States, THE HUB, dedicated to high-quality children’s and family entertainment and educational programming. Hasbro Studios, our wholly-owned production studio, produces television programming primarily based on our brands for distribution on THE HUB in the United States and for distribution on other networks internationally.

Product Categories

We market our brands under the following primary product categories: (1) boys’ toys; (2) games and puzzles; (3) girls’ toys; and (4) preschool toys. Descriptions of these product categories are as follows:

Our boys’ toys category includes a wide range of core brand offerings such as TRANSFORMERS and G.I. JOE action figures and accessories, NERF sports and action products, as well as entertainment-based licensed products based on popular movie, television and comic book characters, such as STAR WARS and MARVEL toys and accessories. In the action figure area, a key part of our strategy focuses on the importance of reinforcing the storyline associated with these products through the use of media-based entertainment. In 2010, sales in our boys’ toys category also benefited from the major motion picture release of IRON MAN 2. In addition, STAR WARS and SPIDER-MAN products were each supported by animated television series. In 2011, the major motion pictures TRANSFORMERS: DARK OF THE MOON, based on our TRANSFORMERS property, and THOR and CAPTAIN AMERICA: THE FIRST AVENGER, from MARVEL, are expected to be released. In addition to marketing and developing action figures and accessories for traditional play, the Company also develops and markets products designed for collectors, which has been a key component of the success of the STAR WARS brand. Other key boys’ brands include TONKA trucks and playsets, BEYBLADE tops and accessories and SUPERSOAKER water squirting toys.

Our games and puzzles category includes several well known lines, including MILTON BRADLEY, PARKER BROTHERS, CRANIUM, AVALON HILL and WIZARDS OF THE COAST. These brand portfolios consist of a broad assortment of games for children, tweens, families and adults. Core game brands include

MONOPOLY, TRIVIAL PURSUIT, BATTLESHIP, GAME OF LIFE, SCRABBLE, CHUTES AND LADDERS, CANDY LAND, TROUBLE, MOUSETRAP, OPERATION, HUNGRY HUNGRY HIPPOS, CONNECT FOUR, TWISTER, YAHTZEE, CRANIUM, JENGA, SIMON, CLUE, SORRY!, RISK, BOGGLE, TRIVIAL PURSUIT, GUESS WHO? and BOP IT!, as well as a line of puzzles for children and adults, including the BIG BEN and CROXLEY lines of puzzles. WIZARDS OF THE COAST offers trading card and role-playing games, including MAGIC: THE GATHERING, DUEL MASTERS and DUNGEONS & DRAGONS. We seek to keep our game brands relevant through sustained marketing programs, such as FAMILY GAME NIGHT, as well as by offering consumers new ways to experience these brands.

In our girls’ toys category, we seek to provide a traditional and wholesome play experience. Girls’ toy brands include LITTLEST PET SHOP, MY LITTLE PONY, FURREAL FRIENDS, BABY ALIVE and STRAWBERRY SHORTCAKE. In 2010, the MY LITTLE PONY brand was supported through television programming on THE HUB beginning in the fourth quarter of 2010. This programming will continue in 2011. In addition, the LITTLEST PET SHOP brand will be supported by expanded digital gaming through our partnership with Electronic Arts, Inc. (“EA”).

Our preschool toys category encompasses a range of products for infants and preschoolers in the various stages of development. Our preschool products include a portfolio of core brands marketed primarily under the PLAYSKOOL trademark. The PLAYSKOOL line includes such well-known products as MR. POTATO HEAD, WEEBLES, SIT ’N SPIN and GLOWORM, along with a successful line of infant toys including STEP START WALK’ N RIDE, 2-IN-1 TUMMY TIME GYM and BUSY BALL POPPER. In addition, 2011 will be the first year of our agreement with Sesame Workshop that provides us with the licensed rights to produce products based on the SESAME STREET portfolio of characters, including ELMO, BIG BIRD, and COOKIE MONSTER, among others. Through our preschool marketing programs, we seek to provide consumer friendly information that assists parents in understanding the developmental milestones their children will encounter as well as the role each PLAYSKOOL product can play in helping children to achieve these developmental milestones. In addition, our preschool category also includes certain TONKA lines of trucks and interactive toys, including the CHUCK & FRIENDS line, and the PLAY-DOH brand. The CHUCK & FRIENDS line was supported by television programming on THE HUB in the fourth quarter of 2010, which will continue in 2011.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products as listed above. Our toy, game and puzzle products are developed by a global development group. We also have a global marketing function which establishes brand direction and assists the segments in establishing certain local marketing programs. The costs of these groups are allocated to the principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for non-competing products and also conducts our movie, television and online entertainment operations, including the operations of Hasbro Studios. In addition, our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments. Financial information with respect to our segments and geographic areas is included in note 18 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

The Company’s strategy is focused around re-imagining, re-inventing, and re-igniting its existing brands, and imagining, inventing, and igniting new brands, globally through the development and marketing of innovative toy and game products, providing immersive entertainment experiences for our consumers, and expansion of our brands into other consumer products through a broad licensing program. The following is a discussion of each segment.

U.S. and Canada

This segment engages in the marketing and sale of our product categories in the United States and Canada. The U.S. and Canada segment’s strategy is based on promoting our brands through innovation and reinvention of toys and games. This is accomplished through introducing new initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. This strategy leverages off of efforts to increase consumer awareness of the Company’s core brands through entertainment experiences such as motion pictures, television and publishing. Major 2010 brands and products included NERF, MARVEL products, STAR WARS products, LITTLEST PET SHOP, TRANSFORMERS, PLAYSKOOL, MAGIC: THE GATHERING, PLAY-DOH, FURREAL FRIENDS, and MONOPOLY.

International

The International segment engages in the marketing and sale of our product categories to retailers and wholesalers in most countries in Europe, Asia Pacific and Latin and South America and through distributors in those countries where we have no direct presence. In addition to growing core brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into Eastern Europe and emerging markets in Asia and Latin and South America. In recent years, we expanded our operations in Brazil, China, Russia, the Czech Republic, Romania and Korea. We will continue to expand operations in emerging markets in future years through the establishment of subsidiaries or increased involvement with our existing distributors. The Company began operations in Peru in 2010 and Colombia in 2011. Key international brands for 2010 included LITTLEST PET SHOP, NERF, TRANSFORMERS, MONOPOLY, FURREAL FRIENDS, PLAY-DOH, PLAYSKOOL, STAR WARS, and BEYBLADE.

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

Our digital licensing category seeks to promote our brands through the out-licensing of our intellectual properties in the digital area, such as for applications on mobile phones, personal computers, and video game consoles. This is primarily done through our long-term strategic alliance with EA, which provides EA with the exclusive worldwide rights to create digital games for all of these major platforms based on most of our toy and game intellectual properties.

As noted above, we own a 50% interest in a joint venture with Discovery that operates a television network in the United States, THE HUB, which debuted in October 2010. THE HUB is dedicated to providing high-quality children’s and family entertainment and educational programming. To support our strategic objective of further developing our brands through television entertainment, we established a wholly-owned television studio, Hasbro Studios, that produces programming for distribution on THE HUB network in the U.S. and for international distribution on other networks. The programming is primarily based on our brands, but also includes third-party branded content. Hasbro Studios has a coordinated development process that aligns with THE HUB.

In addition to the above, we also seek to promote and leverage our brands through major motion pictures. In 2009, TRANSFORMERS: REVENGE OF THE FALLEN and G.I. JOE: THE RISE OF COBRA were released based on our brands. In July 2011, TRANSFORMERS: DARK OF THE MOON is expected to be released. In addition, we also have a long-term strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of our core brands, with an option to produce two additional movies. The first movies under this relationship, BATTLESHIP and OUIJA, are expected to be released in 2012.

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

Global Operations

In our Global Operations segment, we manufacture and source production of substantially all of our toy and game products. The Company owns and operates manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland which predominantly produce games and puzzles. Sourcing of our other production is done through unrelated third party manufacturers in various Far East countries, principally China, using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. See “Manufacturing and Importing” below for more details concerning overseas manufacturing and sourcing.

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

During 2010, net revenues generated from NERF products were approximately $414,000, which was 10.3% of our consolidated net revenues for that year. During 2009, net revenues generated from TRANSFORMERS products were approximately $592,000, which was 14.5% of our consolidated net revenues in that year. No other line of products constituted 10% or more of our consolidated net revenues in 2010 or 2009. No individual line of products accounted for 10% or more of our consolidated net revenues during our 2008 fiscal year.

Working Capital Requirements

Our working capital needs are primarily financed through cash generated from operations and, when necessary, proceeds from short-term borrowings. Our borrowings generally reach peak levels during the third or fourth quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday season. The strategy of retailers has generally been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that retailers will continue to follow this strategy. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half. In 2010, the second half of the year accounted for approximately 65% of full year revenues with the third and fourth quarters accounting for 33% and 32% of full year revenues, respectively. In years where the Company has products tied to a major motion picture release, such as in 2009 with the mid-year releases of TRANSFORMERS: REVENGE OF THE FALLEN, G.I. JOE: THE RISE OF COBRA and X-MEN ORIGINS: WOLVERINE, this concentration of revenue late in the year may not be as pronounced due to the higher level of sales that occur around and just prior to the time of the motion picture theatrical release. In 2010, the Company had products tied to only one major motion picture release, IRON MAN 2, in May 2010.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we have product licenses, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Retailers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. The amount of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices. The types of programs that we plan to employ to promote sales in 2011 are substantially the same as those we employed in 2010.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak third and fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2010, we utilized cash from our operations and borrowings under our revolving credit agreement as well as our uncommitted lines of credit to meet our cash flow requirements.

Royalties and Product Development

Our success is dependent on continuous innovation in our entertainment offerings, including both the continuing development of new brands and products and the redesign of existing products to drive consumer interest and market acceptance. Our toy, game and puzzle products are developed by a global development group and the costs of this group are allocated to the selling entities which comprise our principal operating segments. In 2010, 2009 and 2008, we spent $201,358, $181,195 and $191,424, respectively, on activities relating to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

In 2010, 2009 and 2008, we incurred $248,570, $330,651 and $312,986, respectively, of royalty expense. A portion of this expense relates to amounts paid in prior years as royalty advances. Our royalty expenses in any given year may vary depending upon the timing of movie releases and other entertainment media.

Marketing and Sales

As we are focused on re-imagining, re-inventing and re-igniting our many brands on a consistent global basis, we have a global marketing function which establishes brand direction and messaging, as well as assists the selling entities in establishing certain local marketing programs. The costs of this group are allocated to the selling entities which comprise our principal operating segments. Our products are sold globally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based

“e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. While we have thousands of customers, there has been significant consolidation at the retail level over the last several years in our industry. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. While the consolidation of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2010, net revenues from our three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys “R” Us, Inc., represented 23%, 12% and 11%, respectively, of consolidated net revenues, and sales to our top five customers, including Wal-Mart, Target and Toys “R” Us, Inc., accounted for approximately 50% of our consolidated net revenues. In the U.S. and Canada segment, approximately 71% of our net revenues were derived from these top three customers.

We advertise many of our toy and game products extensively on television. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. Hasbro Studios also produces television entertainment based on our brands which appears on THE HUB in the U.S. and on other major networks internationally. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase certain of our new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows. In 2010 we spent $420,651 on advertising, promotion and marketing programs compared to $412,580 in 2009 and $454,612 in 2008.

Manufacturing and Importing

During 2010 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

Most of our products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. There are certain chemicals (including phthalates and BPA) that national, state and local governments have restricted or are seeking to restrict or limit the use of; however, we do not believe these restrictions have or will materially impact our business. We generally enter into agreements with suppliers at the beginning of a fiscal year that establish prices for that year. However, significant volatility in the prices of any of these materials may require renegotiation with our suppliers during the year. Our manufacturing processes and those of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. We purchase most of the components and accessories used in our toys and certain of the components used in our games, as well as some finished items, from manufacturers in the United States and in other countries. However, the countries of the Far East, and particularly China, constitute the largest manufacturing center of toys in the world and the substantial majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us.

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2011 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status by, China, or other factors which increase the cost of manufacturing in China, such as higher Chinese labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured in China and imported into other markets.

We purchase dies and molds from independent United States and international sources.

Competition

We are a worldwide leader in the design, manufacture and marketing of games and toys and other entertainment offerings, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with companies that offer branded entertainment focused on children and their families. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products. To a lesser extent, competition is also based on product pricing. In the entertainment arena, Hasbro Studios and THE HUB compete with other children’s television networks and entertainment producers, such as NICKELODEON and CARTOON NETWORK, for viewers, advertising revenue and distribution

In addition to contending with competition from other toy and game and branded play entertainment companies, in our business we must deal with the phenomenon that many children have been moving away from traditional toys and games at a younger age and the array of products and entertainment offerings competing for the attention of children has expanded. We refer to this as “children getting older younger.” As a result, our products not only compete with the offerings of other toy and game manufacturers, but we must compete, particularly in meeting the demands of older children, with the entertainment offerings of many other companies, such as makers of video games and consumer electronic products.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry continually creates new opportunities for existing competitors and start-ups to develop products which compete with our toy and game offerings.

Employees

At December 26, 2010, we employed approximately 5,800 persons worldwide, approximately 3,100 of whom were located in the United States.

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

Consumer product safety laws also exist in some states and cities within the United States and in many foreign markets including Canada, Australia and Europe. We utilize laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, other applicable domestic and international product standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that our products are or will be hazard free. Any material product recall or other safety issue impacting our product could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, and could negatively affect sales of our other products as well.

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

Financial Information about International and United States Operations

The information required by this item is included in note 18 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report and is incorporated herein by reference.

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

Forward-Looking Information and Risk Factors That May Affect Future Results

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our anticipated financial performance or business prospects in future periods, expected technological and product developments, the expected content of and timing for new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of entertainment releases, marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

The volatility of ever-evolving consumer preferences, combined with the high level of competition and low barriers to entry in the family entertainment industry, make it difficult to achieve, maintain or build upon the success of our brands, products and product lines, or introduce successful new brands and products. In addition, an inability to develop and introduce planned new brands, products and product lines in a timely and cost-effective manner may damage our business.

The children’s and family entertainment business is a trend-driven industry where consumer demands and interests evolve quickly. We may develop products which consumers do not find interesting enough to buy in significant quantities to be profitable to us. Similarly, brands or products that were successful at one time may lose consumer interest. Our ongoing success is critically dependent upon developing and maintaining the consumer appeal of our brands and products and in our ongoing ability to achieve and maintain market interest in and acceptance of our offerings to a degree that enables those brands and products to be profitable. Our failure to successfully anticipate, identify and react to children’s interests and the current preferences in family entertainment could significantly lower sales of our products and harm our business and profitability.

A decline in the popularity of our existing brands, products and product lines, or the failure of our new brands, products and product lines to achieve and sustain sufficient interest from retailers and consumers, could significantly lower our revenues and operating margins, which would in turn harm our profitability, business and financial condition. In our industry, it is critical to identify and offer what are considered to be the next “hot” toys, games and other entertainment offerings on children’s “wish lists” and to effectively anticipate children’s evolving entertainment interests. Our continued success will depend on our ability to develop, market and sell popular toys, games and other entertainment offerings, and license our brands for products which are sought after by both children and their parents, in spite of rapidly evolving consumer tastes. We seek to achieve and maintain market popularity for our brands and products through the continued re-imagination, re-invention, re-ignition and extension of our existing family entertainment properties in ways we believe will capture evolving consumer interest and imagination, offer immersive brand experiences and remain relevant in today’s world, and by developing, introducing and gaining customer interest for new family entertainment products. This process involves anticipating and extending successful play patterns, offering continual product innovation and identifying and developing entertainment concepts and properties that appeal to children’s imaginations and feed the human need for play. However, consumer preferences with respect to family entertainment are continuously changing and are difficult to anticipate and we may not successfully identify product offerings which are sought after by consumers. Evolving consumer tastes, coupled with an ever changing pipeline of entertainment properties and products which compete for consumer interest and acceptance, create an environment in which some products can fail to achieve consumer acceptance, and other products can be extremely popular during a certain period in time but then rapidly be replaced in consumers’ minds with other properties. As a result, individual family entertainment products and properties often have short consumer life cycles.

Not only must we address rapidly changing consumer tastes and interests but we face competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer purchasing. In addition to existing competitors, the barriers to entry for new participants in the family entertainment industry are low. New participants with a popular product idea or entertainment property can gain access to consumers and become a significant source of competition for our products in a very short period of time. In some cases our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products and lower our profitability.

The challenge of continuously developing and offering products that are sought after by children is compounded by the trend of children “getting older younger”. By this we mean that children are expanding their interests beyond traditional toys and games to a wider array of entertainment products at younger ages and, as a result, at younger and younger ages, our products compete with the offerings of video game suppliers, consumer electronics companies, media and social media companies and other businesses outside of the traditional toy and game industry.

There is no guarantee that:

•	Any of our brands, products or product lines will achieve popularity or continue to be popular;

•	Any property for which we have a significant license will achieve or sustain popularity;

•	Any new products or product lines we introduce will be considered interesting to consumers and achieve an adequate market acceptance;

•	Any product’s life cycle or sales quantities will be sufficient to permit us to profitably recover our development, manufacturing, marketing, royalties (including royalty advances and guarantees) and other costs of producing, marketing and selling the product; or

•	We will be able to manufacture, source and ship new or continuing products in a timely and cost-effective basis to meet constantly changing consumer demands, a risk that is heightened by our customers’ compressed shipping schedules and the seasonality of our business.

In developing new brands, products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued.

Delays or increased costs associated with the development and offering of entertainment media based upon or related to our brands, or lack of sufficient consumer interest in such entertainment media, can harm our business and profitability.

As part of our strategy of offering immersive brand experiences, we look to offer consumers the ability to enjoy our brands in as many different forms and formats as possible. Entertainment media, in forms such as motion pictures and television, can provide popular platforms for consumers to experience our brands and the success, or lack of success, of such media efforts can significantly impact demand for our products and our financial success.

The success of our products is often dependent on the timelines and effectiveness of media efforts. Television programming, movie and DVD releases, comic book releases, and other media efforts are often critical in generating interest in our products and brands. Not only our efforts, but the efforts of third parties, heavily impact the launch dates and success of these media efforts. When we say that products or brands will be supported by certain media releases, those statements are based on our current plans and expectations. Unforeseen factors may increase the cost of these releases, delay these media releases or even lead to their cancellation. Any delay or cancellation of planned product development work, introductions, or media support may decrease the number of products we sell and harm our business.

Similarly, if our and our partners’ media efforts fail to garner sufficient consumer interest and acceptance, our revenues and the financial return from such efforts will be harmed. In 2009 we entered into a joint venture with Discovery Communications, Inc. (“Discovery”). Through that joint venture, we launched a children’s and family entertainment channel called THE HUB in October of 2010. In connection with this joint venture effort, we also developed a wholly-owned studio, called Hasbro Studios, which is responsible for developing and producing television entertainment media, primarily based on our brands. The television programming developed by Hasbro Studios is offered in the United States on THE HUB and will be distributed on other networks internationally. THE HUB is competing with a number of other children’s television networks in the United States for viewers, advertising revenue and distribution fees. There is no guarantee that THE HUB will be successful. Similarly, Hasbro Studios’ programming distributed internationally competes with programming by other parties. Lack of consumer interest in and acceptance of THE HUB, programming appearing on THE HUB, other programming developed by Hasbro Studios, and products related to that programming could significantly harm our business. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with the development of Hasbro Studios programming. During 2010 the Company incurred $52,047 for programming developed by Hasbro Studios and anticipates that it will continue spending at increased levels in 2011 and future years.

At December 26, 2010, $354,612, or 8.7%, of our total assets represented our investment in THE HUB. If THE HUB does not achieve success, or there are subsequent declines in the success or profitability of the channel, then our investment may become impaired, which could result in a write-down through net earnings.

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

Recessions and other economic downturns, or disruptions in credit markets, in the markets in which we operate can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our revenues and harm our financial performance and profitability.

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

Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow for us to make a profit. Rising fuel and raw material prices, for paperboard and other components such as resin used in plastics or electronic components, increased transportation costs, and increased labor costs in the markets in which our products are manufactured all may increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability and harm our business.

Other conditions, such as the unavailability of sufficient quantities of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could further delay our products or increase the cost we pay to produce such products. For example, work stoppages, slowdowns or strikes, an outbreak of a severe public health pandemic, or the occurrence or threat of wars or other conflicts, all could impact our ability to manufacture or deliver product. Any of these factors could result in product delays, increased costs and/or lost sales for our products.

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

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 26, 2010, we had $112,922 of prepaid royalties, $17,922 of which are included in prepaid expenses and other current assets and $95,000 of which are included in other assets. Under the terms of existing contracts as of December 26, 2010, we may be required to pay future minimum guaranteed royalties and other licensing fees totaling approximately $287,000. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment based properties we have no guaranty that a particular property or brand will translate into successful toy or game products.

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

Sales of our family entertainment products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, including Christmas. This seasonality has increased over time, as retailers become more efficient in their control of inventory levels through quick response inventory management techniques. Customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For toys, games and other family entertainment products which we produce, a majority of retail sales for the entire year generally occur in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers occur in the period from September through December, as our customers do not want to maintain large on-hand inventories throughout the year ahead of consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier.

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

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 26, 2010, our net revenues from international customers comprised approximately 46% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved markets. Additionally, as we discuss below, we utilize third-party manufacturers located principally in the Far East, to produce the majority of our products, and we have a manufacturing facility in Ireland. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

•	Currency conversion risks and currency fluctuations;

•	Limitations, including taxes, on the repatriation of earnings;

•	Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions;

•	Political instability, civil unrest and economic instability;

•	Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	Complications in complying with different laws in varying jurisdictions and changes in governmental policies;

•	Natural disasters and the greater difficulty and expense in recovering therefrom;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	Changes in international labor costs and other costs of doing business internationally; and

•	The imposition of tariffs, quotas, or other protectionist measures.

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

The concentration of our retail customer base means that economic difficulties or changes in the purchasing or promotional policies of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 26, 2010, Wal-Mart Stores, Inc., Target Corporation, and Toys “R” Us, Inc., accounted for approximately 23%, 12% and 11%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Target and Toys “R” Us, in the aggregate accounted for approximately 50% of our consolidated net revenues. In the U.S. and Canada segment, approximately 71% of the net revenues of the segment were derived from our top three customers. While the consolidation of our customer base may provide certain benefits to us, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also means that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. Increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. In addition, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and result in higher bad debt expense.

Our use of third-party manufacturers to produce the majority of our toy products, as well as certain other products, presents risks to our business.

We own and operate two game and puzzle manufacturing facilities, one in East Longmeadow, Massachusetts and the other in Waterford, Ireland. However, most of our toy products, in addition to certain other products, are manufactured by third-party manufacturers, most of whom are located in China. Although our external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary, if we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, including natural disasters or pandemics, our operations would be disrupted, potentially for a significant period of time, while alternative sources of supply were secured. This delay could significantly reduce our revenues and profitability, and harm our business.

Given that the majority of our manufacturing is conducted by third-party manufacturers located in China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, as well as increases in the costs of labor and other costs of doing business in China, could have a significant negative impact on our operations, revenues and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortage and increases in labor costs in China, and difficulties in moving products manufactured in China out of Asia and through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations by the United States or the European Union against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third party manufacturer by government inspectors in China could result in delays to us in obtaining product and may harm sales.

We require our third-party manufacturers to comply with our Global Business Ethics Principles, which are designed to prevent products manufactured by or for us from being produced under inhumane or exploitive conditions. The Global Business Ethics Principles address a number of issues, including working hours and compensation, health and safety, and abuse and discrimination. In addition, Hasbro requires that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, including consumer and product safety laws in the markets where those products are sold. Hasbro has the right and exercises such right, both directly and through the use of outside monitors, to monitor compliance by our third-party manufacturers with our Global Business Ethics Principles and other manufacturing requirements. In addition, we do quality assurance testing on our products, including products manufactured for us by third parties. Notwithstanding these requirements and our monitoring and testing of compliance with them, there is always a risk that one or more of our third-party manufacturers will not comply with our requirements and that we will not immediately discover such non-compliance. Any failure of our third-party manufacturers to comply with labor, consumer, product safety or other applicable requirements in manufacturing products for us could result in damage to our reputation, harm sales of our products and potentially create liability for us.

Our success is critically dependent on the efforts and dedication of our employees.

Our employees are at the heart of all of our efforts. It is their skill, innovation and hard work which drive our success. We compete with many other potential employers in hiring and retaining our employees. Although we continuously seek to develop our employees, challenge them and compensate them fairly, there is no guarantee that we will be able to hire or retain the employees we need to succeed. Our loss of key employees, or our inability to hire talented employees we need, could significantly harm our business.

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

As children have grown “older younger” and have otherwise become interested in more and more sophisticated and adult products, such as videogames, consumer electronics and social media, at younger and younger ages, we have sought to keep our products relevant for these consumers. One initiative we have pursued to capture the interest of children is to offer innovative children’s electronic toys and games. Examples of such products in the last few years include our I-branded products such as I-DOG and I-CAT, and our FURREAL FRIENDS line of products, including BUTTERSCOTCH PONY and BISCUIT MY LOVIN’ PUP. In 2011 we are offering games based on our innovative LIVE platform and our most realistic member of the FURREAL FRIENDS line to date, COOKIE, MY PLAYFUL PUP. These products, if successful, can be an effective way for us to connect with consumers and increase sales. However, children’s electronics, in addition to the risks associated with our other family entertainment products, also face certain additional risks.

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

We rely on external financing, including our credit facility, to help fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our revolving credit facility and our other credit facilities for working capital. We currently have a revolving credit agreement that expires in 2014, which provides for a $500,000 committed revolving credit facility. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions, and financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations.

In early 2011 we established a commercial paper program which, subject to market conditions, will allow us to issue up to $500,000 in aggregate amount of commercial paper outstanding from time to time as a further source of working capital funding and liquidity. We did not renew our accounts receivable securitization facility in January 2011 as we believe issuing commercial paper can be a more cost effective way for us to raise short-term funding in the future. However, there is no guarantee that we will be able to issue commercial paper on favorable terms, or at all, at any given point in time.

We believe that our cash flow from operations, together with our cash on hand and access to existing credit facilities or our commercial paper program, are adequate for current and planned needs in 2011. However, our actual experience may differ from these expectations. Factors that may lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing our available cash balance, such as unexpected material operating losses or increased capital or other expenditures, or other future events that may reduce or eliminate the availability of external financial resources.

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

As of December 26, 2010, we had $1,384,895 of total principal amount of indebtedness outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

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

Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, are of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. However, as of December 26, 2010, we had $500,597 of acquired product and licensing rights included in other assets on our balance sheet. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions have been a significant part of our historical growth and have enabled us to further broaden and diversify our product offerings. In making acquisitions, we target companies that we believe offer attractive family entertainment products or the ability for us to leverage our entertainment offerings. In the case of our joint venture with Discovery, we looked to partner with a company that has shown the ability to establish and operate compelling entertainment channels. However, we cannot be certain that the products of companies we may acquire, or acquire an interest in, in the future will achieve or maintain popularity with consumers or that any such acquired companies or investments will allow us to more effectively market our products. In some cases, we expect that the integration of the companies that we acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we acquire companies that we believe have strong and creative management, in which case we plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies will continue to work for us after the acquisition or that they will develop popular and profitable products or services in the future.

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

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be periodically evaluated for impairment. At December 26, 2010, $474,813, or 11.6%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net earnings caused by the write-down of goodwill or our investment in the joint venture could harm our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by the U.S. and Canada, Global Operations and Entertainment and Licensing segments as well as for corporate functions. The Company also owns an adjacent building consisting of approximately 23,000 square feet that is used in the corporate function. In addition, the Company leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet that is used in the corporate function as well as by the Global Operations and Entertainment and Licensing segments. In addition to the above facilities, the Company also leases office space consisting of approximately 95,400 square feet in Renton, Washington as well as warehouse space aggregating approximately 1,939,000 square feet in Georgia, California, Texas and Quebec that are also used by the U.S. and Canada segment. The Company also leases properties that total approximately 41,500 square feet in Dedham, Massachusetts and Burbank, California that are used by the Entertainment and Licensing segment.

The Company owns manufacturing plants in East Longmeadow, Massachusetts and Waterford, Ireland. The East Longmeadow plant consists of approximately 1,148,000 square feet and is used by the U.S. and Canada and Global Operations segments. The Waterford plant consists of approximately 244,000 square feet and is used by our Global Operations segment. The Global Operations segment also leases an aggregate of 87,900 square feet of office and warehouse space in Hong Kong used by this segment as well as approximately 52,300 square feet of office space leased in China.

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

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000 through 2005. These tax assessments, which total approximately $179 million in aggregate (including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2003 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; and the 2003 assessment in March 2009. The Company is challenging the 2004 assessment through administrative appeals and anticipates that it will challenge the 2005 assessment in a similar manner. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2003, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of December 26, 2010, bonds totaling approximately $115 million (at year-end 2010 exchange rates) have been posted related to the 2000, 2001, 2002 and 2003 assessments. These bonds guarantee the full amounts of the related outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post a bond related to the 2004 or 2005 assessments.

We are currently party to certain other legal proceedings, none of which we believe to be material to our business or financial condition.

Item 4.  [Reserved]

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

			Period
			Serving in
			Current
Name	Age	Position and Office Held	Position

Brian Goldner(1)	47	President and Chief Executive Officer	Since 2008
David D. R. Hargreaves(2)	58	Chief Operating Officer	Since 2008
Deborah Thomas(3)	47	Senior Vice President and Chief Financial Officer	Since 2009
Duncan J. Billing(4)	52	Global Chief Development Officer	Since 2008
Barbara Finigan(5)	49	Senior Vice President, Chief Legal Officer and Secretary	Since 2010
John Frascotti(6)	50	Global Chief Marketing Officer	Since 2008
Martin R. Trueb	58	Senior Vice President and Treasurer	Since 1997

(1)	Prior thereto, Chief Operating Officer from 2006 to 2008; prior thereto, President, U.S. Toys Segment from 2003 to 2006.

(2)	Prior thereto, Chief Operating Officer and Chief Financial Officer from 2008 to 2009; prior thereto, Executive Vice President, Finance and Global Operations and Chief Financial Officer from 2007 to 2008; prior thereto, Senior Vice President and Chief Financial Officer from 2001 to 2007.

(3)	Prior thereto, Senior Vice President, Head of Corporate Finance from 2008 to 2009; prior thereto, Senior Vice President and Controller from 2003 to 2008.

(4)	Prior thereto, Chief Marketing Officer, U.S. Toy Group since 2004; prior thereto, General Manager, Big Kids Division, since 2002.

(5)	Prior thereto, Vice President, Employment, Litigation and Compliance since 2006; prior thereto, Vice President, Employment and Litigation since 2001.

(6)	Mr. Frascotti joined the Company in January 2008. Prior thereto he was employed by Reebok International, Ltd., serving as Senior Vice President, New Business, Acquisitions and Licensing from 2002 to 2005, and as Senior Vice President, Sports Division from 2005 to 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”. Prior to December 21, 2010, the Common Stock was traded on the New York Stock Exchange under the same symbol. The following table sets forth the high and low sales prices in the applicable quarters, as reported on either The NASDAQ Global Select Market for the period December 21, 2010 through December 26, 2010, or the New York Stock Exchange for the period December 29, 2008 through December 20, 2010, respectively, as well as the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices		Cash Dividends
Period	High	Low	Declared

2010
1st Quarter	$38.82	30.20	$0.25
2nd Quarter	43.71	36.50	0.25
3rd Quarter	45.55	37.65	0.25
4th Quarter	50.17	44.22	0.25
2009
1st Quarter	$29.91	21.14	$0.20
2nd Quarter	29.23	22.27	0.20
3rd Quarter	29.36	22.79	0.20
4th Quarter	32.47	26.82	0.20

The approximate number of holders of record of the Company’s Common Stock as of February 7, 2011 was 9,100.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

				(d) Maximum Number
				(or Approximate Dollar
			(c) Total Number of Shares	Value) of Shares (or
	(a) Total Number	(b) Average Price	(or Units) Purchased as	Units) that May Yet Be
	of Shares (or	Paid per Share	Part of Publicly Announced	Purchased Under the
Period	Units) Purchased	(or Unit)	Plans or Programs	Plans or Programs

October 2010 9/27/10 — 10/24/10	166,572	$44.7366	166,572	$150,068,118
November 2010 10/25/10 — 11/28/10	—	—	—	$150,068,118
December 2010 11/29/10 — 12/26/10	—	—	—	$150,068,118
Total	166,572	$44.7366	166,572	$150,068,118

In April 2010, the Company’s Board of Directors authorized the repurchase of up to $625 million in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares that are repurchased will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 6.	Selected Financial Data

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2010	2009	2008	2007	2006

Statement of Operations Data:
Net revenues	$4,002,161	4,067,947	4,021,520	3,837,557	3,151,481
Net earnings	$397,752	374,930	306,766	333,003	230,055
Per Common Share Data:
Net Earnings
Basic	$2.86	2.69	2.18	2.13	1.38
Diluted	$2.74	2.48	2.00	1.97	1.29
Cash dividends declared	$1.00	0.80	0.80	0.64	0.48
Balance Sheet Data:
Total assets	$4,093,226	3,896,892	3,168,797	3,237,063	3,096,905
Total long-term debt	$1,397,681	1,131,998	709,723	845,071	494,917
Ratio of Earnings to Fixed Charges(1)	6.28	7.96	8.15	10.86	9.74
Weighted Average Number of Common Shares:
Basic	139,079	139,487	140,877	156,054	167,100
Diluted	145,670	152,780	155,230	171,205	181,043

(1)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes.

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

Executive Summary

The Company earns revenue and generates cash primarily through the sale of a variety of toy and game products, as well as through the out-licensing of rights for use of its properties in connection with non-competing products, including digital games, offered by third parties. The Company sells its products both within the United States and in a number of international markets. The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2010 and 2009, the second half of the year accounted for 65% of the Company’s net revenues and, in 2008, the second half of the year accounted for 63% of the Company’s net revenues. While many of the Company’s products are based on brands and technology the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties owned by third parties, such as the MARVEL, STAR WARS and SESAME STREET properties.

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

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing and entertainment experiences, including television programming and motion pictures, presented for consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, offering immersive entertainment experiences which allow consumers to experience the Company’s brands across multiple forms and formats, and optimizing efficiencies within the Company’s operations to reduce costs, increase operating profits and maintain a strong balance sheet. The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and NERF, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to maintain a more consistent revenue stream and basis for future growth, and to leverage profitability. During 2010 the Company had significant revenues from core brands, namely NERF, LITTLEST PET SHOP, TRANSFORMERS, FURREAL FRIENDS, PLAYSKOOL, PLAY-DOH, MONOPOLY and MAGIC: THE GATHERING. The Company’s strategy of re-imagining, re-inventing and re-igniting its brands has been instrumental in achieving its overall long-term growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. As an example of this, in June of 2009, the TRANSFORMERS: REVENGE OF THE FALLEN motion picture was released by Dreamworks, LLC and Paramount Pictures Corporation as a sequel to the 2007 motion picture TRANSFORMERS. In addition, in August 2009, the motion picture G.I. JOE: THE RISE OF COBRA was released by Paramount Pictures Corporation. The Company developed and marketed product lines based on these motion pictures. In 2011, the Company expects the second TRANSFORMERS sequel, TRANSFORMERS: DARK OF THE MOON, to be released. As a result of pairing these core brands with motion picture entertainment, both the movies and the product lines benefited. In addition, the Company has entered into a strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of Hasbro’s core brands, with the potential for production of two additional pictures. The first movie under this relationship is expected to be released in 2012. As part of its strategy, in addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands.

The Company is a partner in a joint venture with Discovery Communications, Inc. (“Discovery”) which runs THE HUB, a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on the network includes content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties. THE HUB debuted in October of 2010 and was available in approximately 60 million homes in the U.S. upon launch. In connection with its television initiative, the Company established Hasbro Studios, an internal wholly-owned production studio that is responsible for the creation and development of television programming based primarily on Hasbro’s brands. Hasbro Studios creates programming for distribution in the United States on THE HUB, and for distribution on other networks in international markets. The Company incurred a certain level of investment spending leading up to the debut of THE HUB in October 2010, as well as costs in 2010, and expected in the future, related to the production of television programming by Hasbro Studios. The Company believes that its television initiative of developing programming based on its brands for distribution in the United States and in international markets supports its strategy of growing its core brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in any form or format.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”), for characters in the Marvel universe, including IRON MAN and SPIDER-MAN; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. The majority of product offerings under the Sesame Workshop license will commence in 2011. During 2010 the Company had significant sales of products related to the movie release of IRON MAN 2 in May 2010 as well as continued strong sales of STAR WARS products. During 2009 the Company had a high level of revenues from products related to television programming based on SPIDER-MAN and STAR WARS.

The Company’s long-term strategy also focuses on extending its brands further into the digital world. As part of this strategy, the Company is party to a multi-year strategic agreement with Electronic Arts, Inc. (“EA”). The agreement gives EA the worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a broad spectrum of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA, G.I. JOE and LITTLEST PET SHOP.

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

While the Company remains committed to investing in the growth of its business, it also continues to be focused on reducing fixed costs through operating efficiencies and on profit improvement. Over the last 8 years the Company has improved its full year operating margin from 7.8% in 2002 to 14.7% in 2010. The Company reviews its operations on an ongoing basis and seeks to reduce the cost structure of its underlying business and promote efficiency.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2010, the Company’s Board of Directors (the “Board”) adopted five successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,325,000. The fifth authorization was approved in April 2010 for $625,000. At December 26, 2010, the Company had $150,068 remaining under the April 2010 authorization. In 2010, the Company invested $636,681 in the repurchase of 15,763 shares of common stock in the open market. For the years ended 2009 and 2008, the Company spent $90,994 and $357,589, respectively, to repurchase 3,172 and 11,736 shares, respectively, in the open market. The increased level of share repurchases in 2010 compared to 2009 partially reflects the Company’s repurchase of an equivalent number of shares that were issued in 2010 in connection with the call and related conversion of its convertible debt. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return excess cash through the payment of quarterly dividends. In February 2011, the Company’s Board of Directors increased the Company’s quarterly dividend rate to $0.30 per share from $0.25 per share.

Summary

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the three fiscal years ended December 26, 2010.

	2010	2009	2008

Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	42.8	41.2	42.1
Royalties	6.2	8.1	7.8
Product development	5.0	4.5	4.8
Advertising	10.5	10.1	11.3
Amortization	1.3	2.1	1.9
Selling, distribution and administration	19.5	19.5	19.8

Operating profit	14.7	14.5	12.3
Interest expense	2.1	1.5	1.2
Interest income	(0.1)	(0.1)	(0.5)
Other (income) expense, net	0.1	0.1	0.6

Earnings before income taxes	12.6	13.0	11.0
Income taxes	2.7	3.8	3.4

Net earnings	9.9%	9.2%	7.6%

Results of Operations

Each of the fiscal years in the three-year period ended December 26, 2010 were fifty-two week periods.

Net earnings for the fiscal year ended December 26, 2010 were $397,752, or $2.74 per diluted share. This compares to net earnings for fiscal 2009 and 2008 of $374,930 and $306,766, or $2.48 and $2.00 per diluted share, respectively.

Net earnings for 2010 include a $0.15 per diluted share favorable impact resulting from the completion of a U.S. tax examination for the 2004 and 2005 tax years. Net earnings for 2010 and 2009 include dilution from the Company’s television investments, including the investment in the joint venture with Discovery and its issuance of $425,000 of long-term debt, both of which closed in May 2009, as well as the start-up of the Company’s internal television studio, Hasbro Studios.

Consolidated net revenues for the year ended December 26, 2010 were $4,002,161 compared to $4,067,947 in 2009 and $4,021,520 in 2008. Most of the Company’s net revenues and operating profits were derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. Consolidated net revenues in 2010 were negatively impacted by foreign currency translation of approximately $17,700 as a result of the stronger U.S. dollar in 2010 as compared to 2009. Consolidated net revenues in 2009 were also negatively impacted by foreign currency translation of approximately $65,200 as a result of the stronger U.S. dollar in 2009 as compared to 2008.

The following table presents net revenues and operating profit data for the Company’s three principal segments for 2010, 2009 and 2008.

		%		%
	2010	Change	2009	Change	2008

Net Revenues
U.S. and Canada	$2,299,547	(6)%	$2,447,943	2%	$2,406,745
International	$1,559,927	7%	$1,459,476	(3)%	$1,499,334
Entertainment and Licensing	$136,488	(12)%	$155,013	44%	$107,929
Operating Profit
U.S. and Canada	$349,594	(8)%	$380,580	34%	$283,152
International	$209,704	29%	$162,159	(2)%	$165,186
Entertainment and Licensing	$43,234	(34)%	$65,572	28%	$51,035

U.S. and Canada

U.S. and Canada segment net revenues for the year ended December 26, 2010 decreased 6% to $2,299,547 from $2,447,943 in 2009. In 2010, net revenues were positively impacted by currency translation by approximately $10,300. The decrease in net revenues in 2010 was primarily due to decreased revenues in the boys’ toys category, primarily as a result of decreased sales of TRANSFORMERS and G.I. JOE products. The 2009 sales of these lines benefited from the theatrical releases of TRANSFORMERS: REVENGE OF THE FALLEN in June 2009 and G.I. JOE: THE RISE OF COBRA in August 2009. Boys’ toys sales were also negatively impacted by decreased sales of STAR WARS products. These decreases were partially offset by increased sales of NERF products as well as increased sales of MARVEL products, which benefited from the theatrical release of IRON MAN 2 in May 2010. Boys’ toys sales were also positively impacted by the reintroduction of BEYBLADE products in the second half of 2010. Net revenues in the games and puzzles category also decreased in 2010 due to decreased sales of traditional board games and puzzles in the U.S. late in the year. These decreases were partially offset by increased sales of MAGIC: THE GATHERING trading card games. Sales in the girls’ category were flat in 2010. Increased sales of FURREAL FRIENDS products and, to a lesser extent, BABY ALIVE products were offset by decreased sales of MY LITTLE PONY and LITTLEST PET SHOP products. Although revenues from LITTLEST PET SHOP products decreased in 2010, sales of these products remained a significant contributor to U.S. and Canada segment net revenues. Net revenues in the preschool category increased in 2010 as the result of stronger sales of PLAY-DOH, TONKA and PLAYSKOOL products.

U.S. and Canada operating profit decreased to $349,594 in 2010 from $380,580 in 2009. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2010. The decrease in U.S. and Canada operating profit was primarily driven by the decreased revenues in 2010 discussed above and, to a lesser extent, higher cost of sales as a percentage of those revenues due to a change in the mix of products sold. These decreases were partially offset by decreased royalty and amortization expense in 2010.

U.S. and Canada segment net revenues for the year ended December 27, 2009 increased 2% to $2,447,943 from $2,406,745 in 2008. The increase in net revenues in 2009 was primarily due to increased revenues in the boys’ toys category, primarily as a result of increased sales of TRANSFORMERS and G.I. JOE products due to the theatrical releases of TRANSFORMERS: REVENGE OF THE FALLEN in June 2009 and G.I. JOE: THE RISE OF COBRA in August 2009, as well as increased sales of NERF products. Increased sales in the boys’ toys category were partially offset by decreased sales of STAR WARS, MARVEL and INDIANA JONES products. The increase in U.S. and Canada segment net revenues for 2009 was also due to increased revenues in the preschool category primarily resulting from higher sales of TONKA and PLAY-DOH products, partially offset by decreased sales of PLAYSKOOL products. Revenues from sales of PLAYSKOOL products declined primarily as a result of decreased sales of ROSE PETAL COTTAGE products which are no longer in the Company’s product line. Revenues from the girls’ toys category decreased primarily as a result of lower sales of BABY ALIVE and I-DOG products, partially offset by sales of STRAWBERRY SHORTCAKE products which were reintroduced to the Company’s line in the second quarter of 2009. Net revenues in the games and puzzles category decreased slightly in 2009, primarily due to decreased sales of traditional board games, partially offset by increased revenues from sales of MAGIC: THE GATHERING trading card games. Net revenues in 2009 were also negatively impacted by decreased sales of TOOTH TUNES products, which have been discontinued from the Company’s product line.

U.S. and Canada operating profit increased to $380,580 in 2009 from $283,152 in 2008. Operating profit in 2009 was positively impacted by approximately $3,100 due to the translation of foreign currencies to the U.S. dollar. U.S. and Canada operating profit increased in 2009 primarily as a result of the increased revenues discussed above and lower cost of sales as a percentage of those revenues due to lower obsolescence charges and a change in the mix of products sold, primarily due to increased sales of entertainment-based products in 2009 as compared to 2008. The increase in operating profit for 2009 also reflects decreased selling, distribution and administration expenses which primarily reflect lower shipping and distribution costs as well as decreased marketing and sales expenses. In addition, operating profit increased as a result of decreased advertising expense.

International

International segment net revenues for the year ended December 26, 2010 increased by 7% to $1,559,927 from $1,459,476 in 2009. In 2010, net revenues were negatively impacted by currency translation of approximately $27,600 as a result of a stronger U.S. dollar. Excluding the unfavorable impact of foreign exchange, International segment net revenues increased 9% in local currency in 2010. The increased net revenues in 2010 were driven by increased sales in all categories as well as growth in emerging markets, including Brazil, Russia and China. The increase in the boys’ toys category was primarily due to higher sales of NERF products as well as the reintroduction of BEYBLADE products in 2010. Increased sales of MARVEL and TONKA products also contributed to the increased sales in the boys’ toys category. These increases were partially offset by decreases in the TRANSFORMERS and G.I. JOE lines. The increase in net revenues in the girls’ toys category was primarily driven by increased sales of FURREAL FRIENDS products partially offset by lower sales of MY LITTLE PONY and LITTLEST PET SHOP products. Preschool category net revenues increased primarily as the result of stronger sales of PLAY-DOH and PLAYSKOOL products offset by decreased sales of IN THE NIGHT GARDEN products. Net revenues in the games and puzzles category increased slightly as a result of increased revenues from MAGIC: THE GATHERING trading card games.

International segment operating profit increased 29% to $209,704 in 2010 from $162,159 in 2009. Operating profit for the International segment in 2010 was negatively impacted by approximately $11,500 due to the translation of foreign currencies to the U.S. dollar. The increase in operating profit was primarily driven by the increased revenues described above. In addition, operating profit was positively impacted by decreased royalty expense and amortization. These were offset by increased selling, distribution and administrative expenses.

International segment net revenues for the year ended December 27, 2009 decreased by 3% to $1,459,476 from $1,499,334 in 2008. In 2009, net revenues were negatively impacted by currency translation of approximately $64,500 as a result of a stronger U.S. dollar. Excluding the unfavorable impact of foreign exchange, International segment net revenues increased 2% in local currency in 2009. The increase in local currency net revenues was driven by increased sales in the boys’ toys category, primarily as a result of increased sales of TRANSFORMERS and G.I. JOE products, as well as increased sales of NERF products which were partially offset by lower revenues from MARVEL, ACTION MAN, INDIANA JONES and STAR WARS products. Net revenues in the girls’ toys category decreased primarily as a result of decreased sales of MY LITTLE PONY and FURREAL FRIENDS products, partially offset by increased sales of LITTLEST PET SHOP products and sales of STRAWBERRY SHORTCAKE products, which were reintroduced to the Company’s line in the second quarter of 2009. Net revenues in the preschool category decreased primarily as a result of decreased revenues from sales of IN THE NIGHT GARDEN and PLAYSKOOL products, partially offset by increased revenues from sales of PLAY-DOH products. Net revenues in the games and puzzles category decreased slightly as a result of decreased sales of board games. Net revenues in 2009 were also negatively impacted by decreased sales of TOOTH TUNES products, which have been discontinued in the Company’s product line.

International segment operating profit decreased 2% to $162,159 in 2009 from $165,186 in 2008. Operating profit for the International segment in 2009 was positively impacted by approximately $9,500 due to the translation of foreign currencies to the U.S. dollar. The increased net revenues discussed above were more than offset by increased operating expenses, including the impact of our investments in opening offices in emerging international markets. In addition, International segment operating profit in 2008 was positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000.

Entertainment and Licensing

The Entertainment and Licensing segment’s net revenues for the year ended December 26, 2010 decreased 12% to $136,488 from $155,013 for the year ended December 27, 2009. The decrease was primarily due to decreases in both lifestyle and digital gaming licensing revenues, primarily relating to lower licensing revenues from TRANSFORMERS and, to a lesser extent, G.I. JOE, products following the motion picture releases in 2009.

Entertainment and Licensing segment operating profit decreased 34% to $43,234 in 2010 from $65,572 in 2009. Operating profit decreased as a result of the decreased revenues discussed above and program production amortization costs associated with our television shows. This was partially offset by lower selling, distribution and administrative expenses. Selling, distribution and administrative expenses in 2009 were negatively impacted by approximately $7,200 in transaction costs related to the Company’s investment in the joint venture with Discovery.

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

Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 26, 2010:

	2010	2009	2008

Cost of sales	42.8%	41.2%	42.1%
Royalties	6.2	8.1	7.8
Product development	5.0	4.5	4.8
Advertising	10.5	10.1	11.3
Amortization	1.3	2.1	1.9
Selling, distribution and administration	19.5	19.5	19.8

Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence. In addition, 2010 cost of sales also includes amortization of television program production costs. Cost of sales increased to 42.8% for the year ended December 26, 2010 from 41.2% in 2009. In 2010, cost of sales includes $22,069 of television programming amortization. The remaining increase was partially due to a change in the mix of revenues. Increased cost of sales as a percentage of net revenues reflects a change in product mix primarily due to decreased sales of entertainment-based products in 2010 as compared to 2009. While cost of sales as a percentage of revenues of theatrical entertainment-based products are generally lower than many of the Company’s other products, sales from these products, including Company owned or controlled brands based on a movie release, also incur royalty expense. Such royalties reduce the benefit of these lower cost of sales. Cost of sales decreased to 41.2% for the year ended December 27, 2009 from 42.1% in 2008. The decrease was partially due to a change in the mix of revenues reflecting higher licensing revenues in 2009. In addition, the decrease reflects a change in product mix primarily due to increased sales of entertainment-based products in 2009 as compared to 2008. Cost of sales in 2009 were also positively impacted by lower obsolescence charges.

Royalty expense decreased to $248,570 or 6.2% of net revenues in 2010 compared to $330,651 or 8.1% of net revenues in 2009 and $312,986 or 7.8% of net revenues in 2008. The decrease in 2010 and the increase in 2009 primarily reflect the higher sales of entertainment-driven products in 2009, namely TRANSFORMERS and G.I. JOE products. The increase in royalty expense in 2009 was partially offset by the impact of foreign exchange.

Product development expense increased in 2010 to $201,358 or 5.0% of net revenues compared to $181,195 or 4.5% of net revenues in 2009. This increase reflects costs associated with the development of products for introduction in 2011, including products related to the Company’s agreement with Sesame Workshop. Product development expense decreased in 2009 to $181,195 or 4.5% of net revenues from $191,424 or 4.8% of net revenues in 2008. The decrease in 2009 primarily reflected an effort to reduce the Company’s overall SKU count and make development spending more efficient as part of the Company’s ongoing cost control efforts.

Advertising expense increased to $420,651 or 10.5% of net revenues in 2010 compared to $412,580 or 10.1% of net revenues in 2009. This increase reflects the decrease in entertainment-driven products in 2010, which do not require the same level of advertising that the Company spends on non-entertainment based products. In addition, the increase in 2010 reflects a lower revenue base due to the decline in U.S. sales late in the year as well as increased advertising rates in 2010. Advertising expense decreased to $412,580 or 10.1% of net revenues in 2009 compared to $454,612 or 11.3% of net revenues in 2008. In years in which the Company has significant sales of products related to major motion picture releases, such as in 2009, advertising expense as a percentage of revenue is generally lower, as such products do not require the same level of advertising that the Company spends on non-entertainment based products. The decrease in advertising expense in 2009 also reflects lower advertisement placement costs as well as the impact of foreign exchange.

Amortization expense decreased to $50,405 or 1.3% of net revenues in 2010 compared to $85,029 or 2.1% of net revenues in 2009. The decrease is the result of the property rights related to Wizards of the Coast becoming fully amortized in the fourth quarter of 2009. Amortization expense increased to $85,029 or 2.1% of net revenues in 2009 compared to $78,265 or 1.9% of net revenues in 2008. The increase was primarily a result of accelerated amortization related to a write-down of the carrying value of certain property rights as well as the purchase of the intellectual property rights related to TRIVIAL PURSUIT in the second quarter of 2008. Property rights of $80,800 were recorded as a result of the purchase of TRIVIAL PURSUIT and are being amortized over fifteen years.

Selling, distribution and administration expenses decreased in dollars but remained flat as a percentage of revenues in 2010. These expenses were $781,192 or 19.5% of revenues compared to $793,558 or 19.5% of revenues in 2009. The 2009 amount includes approximately $7,200 of transaction costs related to the Company’s purchase of a 50% interest in THE HUB television network. The remaining decrease relates to management incentive and other compensation expenses in 2010 partially offset by higher marketing and sales costs related to emerging markets and our television initiatives. Selling, distribution and administration expenses decreased to $793,558 or 19.5% of net revenues in 2009, compared to $797,209 or 19.8% of net revenues in 2008. Absent the impact of foreign exchange, selling, distribution and administration expenses increased in 2009. Included in selling, distribution and administration expenses in 2009 were approximately $7,200 in transaction costs discussed above. The increase in selling, distribution and administration expense in 2009 also reflected higher incentive compensation expense as well as costs related to the start up of the Company’s television studio and continued investments in emerging markets. Selling, distribution and administration expense was also positively impacted by lower shipping and distribution costs in 2009. In addition, selling, distribution and administration expenses in 2008 were positively impacted by the recognition of a pension surplus in the United Kingdom of approximately $6,000.

Interest Expense

Interest expense increased to $82,112 in 2010 from $61,603 in 2009. The 2009 interest expense amount includes approximately $4,000 in costs related to a short-term borrowing facility commitment the Company entered into in April 2009 in connection with the Company’s anticipated investment in the joint venture with Discovery. Absent this charge, the increase was primarily due to higher outstanding borrowings and, to a lesser extent, higher average borrowing rates. The higher average borrowings reflect the issuance of $425,000 in principal amount of Notes in May 2009 and $500,000 in principal amount of Notes in March 2010, partially offset by the conversion and redemption of the 2.75% contingent convertible debentures during March and April of 2010. The proceeds from the issuance of the Notes in May 2009 were primarily used to purchase a 50% interest in THE HUB. The increase in average borrowing rates in 2010 is due to the issuance of Notes in March 2010, which bear interest at the rate of 6.35%, partially offset by the conversion and redemption of the contingent convertible debentures during March and April 2010, which bore interest at 2.75%. Interest expense increased to $61,603 in 2009 from $47,143 in 2008. The increase in interest expense reflects both higher outstanding borrowings and a higher average borrowing rate as a result of the issuance of $425,000 of notes in May 2009. As noted above, interest expense in 2009 also includes approximately $4,000 in costs related to a short-term borrowing facility commitment the Company entered into in April 2009 in connection with the Company’s anticipated investment in the joint venture with Discovery. In addition, interest expense in 2010 and 2009 include amounts related to the Company’s tax sharing agreement with Discovery.

Interest Income

Interest income was $5,649 in 2010 compared to $2,858 in 2009. The increase primarily reflects higher invested cash balances in 2010. Interest income was $2,858 in 2009 compared to $17,654 in 2008. The decrease in interest income was primarily the result of lower returns on invested cash as well as lower average invested cash balances.

Other (Income) Expense, Net

Other (income) expense, net of $3,676 in 2010 compares to $156 in 2009. Other (income) expense, net in 2010 and 2009 includes $9,323 and $(3,856), respectively, relating to the Company’s 50% share in the (earnings) loss of THE HUB. The 2010 amount also includes a gain of $4,950 on the sale of a product line.

Other (income) expense, net of $156 in 2009 compared to $23,752 in 2008. Other (income) expense, net in 2009 included income of $(3,856) representing the Company’s 50% share in the earnings of THE HUB. The remainder of the change in other (income) expense in 2009 as compared to 2008 primarily reflected the impact of foreign exchange gains and losses.

Income Taxes

Income tax expense totaled 21.7% of pretax earnings in 2010 compared with 29.2% in 2009 and 30.4% in 2008. Income tax expense for 2010 is net of a benefit of approximately $22,300 from discrete tax events, primarily related to the settlement of various tax examinations in multiple jurisdictions, including the United States. Income tax expense for 2009 is net of a benefit of approximately $2,300 from discrete tax events, primarily related to the expiration of state statutes and settlement of various tax examinations in multiple jurisdictions. Income tax expense for 2008 is net of a benefit of approximately $10,200 related to discrete tax events, primarily comprised of a benefit from the repatriation of certain foreign earnings, as well as the settlement of various tax examinations in multiple jurisdictions. Absent these items and potential interest and penalties related to uncertain tax positions in 2010, 2009 and 2008, the effective tax rates would have been 25.4%, 29.0% and 32.8%, respectively. The decrease in the adjusted tax rate from 29.0% in 2009 compared to 25.4% in 2010 is primarily due to a change in the mix of where the company earned its profits, due to lower earnings in the U.S. and increased earnings in international jurisdictions in which the tax rates are lower. The adjusted tax rate of 32.8% in 2008 primarily reflects the decision to provide for the repatriation of a portion of 2008 international earnings to the U.S.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2010, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit. In addition, in January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program. Under the program, at the Company’s request and subject to market conditions, the group of banks may either purchase or arrange for the sale by the Company of unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000. During 2011, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, by issuing commercial paper or borrowing under its new revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit are adequate to meet its working capital needs for 2011, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although we believe the risk of nonperformance by the counterparties to our financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

At December 26, 2010, cash and cash equivalents, net of short-term borrowings, were $713,228 compared to $621,932 and $622,804 at December 27, 2009 and December 28, 2008, respectively. Hasbro generated $367,981, $265,623 and $593,185 of cash from its operating activities in 2010, 2009 and 2008, respectively. Cash from operations in 2010 and 2009 includes long-term royalty advance payments of $25,000 and $75,000, respectively. There were no long-term advance royalty payments made in 2008. Operating cash flows in 2009 were also negatively impacted by the Company’s decision to sell $250,000 of its accounts receivable under its securitization program at December 28, 2008. The securitization program was not utilized at December 26, 2010 or December 27, 2009. The Company did not renew its accounts receivable securitization facility when that facility came up for renewal in January 2011.

Accounts receivable decreased to $961,252 at December 26, 2010 from $1,038,802 at December 27, 2009. The accounts receivable balance at December 26, 2010 includes a decrease of approximately $11,500 as a result of the translation of foreign currency balances due to the stronger U.S. dollar at December 26, 2010 compared to December 27, 2009. Absent the effect of foreign exchange, the decrease in accounts receivable reflects decreased sales in the fourth quarter of 2010 compared to the fourth quarter of 2009. There was no utilization of the Company’s securitization program at December 26, 2010 or December 27, 2009. Accounts receivable increased to $1,038,802 at December 27, 2009 from $611,766 at December 28, 2008. The accounts receivable balance at December 27, 2009 includes an increase of approximately $33,200 as a result of a weaker U.S. dollar at December 27, 2009 as compared to December 28, 2008. Absent the effect of foreign exchange, the increase in accounts receivable primarily reflects the utilization of the Company’s securitization program at December 28, 2008 of $250,000. The increase in accounts receivable also reflects higher sales, and the timing of those sales, in the fourth quarter of 2009 as compared to 2008. Fourth quarter days sales outstanding were 68 days in 2010 and 2009 and 45 days in 2008. Absent the impact of securitization, days sales outstanding would have been 63 days in 2008.

Inventories increased to $364,194 at December 26, 2010 compared to $207,895 at December 27, 2009. The increased inventory balance at December 26, 2010 reflects the lower sales in the fourth quarter of 2010 compared to 2009. Inventories decreased to $207,895 at December 27, 2009 compared to $300,463 at December 28, 2008. The decrease primarily reflects higher inventory levels at December 28, 2008 due to decreased sales in the fourth quarter of 2008 as well as increased sales in the fourth quarter of 2009.

Prepaid expenses and other current assets increased slightly to $167,807 at December 26, 2010 from $162,290 at December 27, 2009. Increases in income tax receivables, current deferred income taxes and the values of the Company’s forward currency contracts were partially offset by decreased prepaid royalties as the result of utilization of advance royalty payments. Generally, when the Company enters into a licensing agreement for entertainment-based properties, an advance royalty payment is required at the inception of the agreement. This payment is then recognized in the consolidated statement of operations as the related sales are made. Each reporting period, the Company reflects as current prepaid expense the amount of royalties it expects to reflect in the statement of operations in the upcoming twelve months. Prepaid expenses and other current assets decreased to $162,290 at December 27, 2009 from $171,387 at December 28, 2008. The decrease was primarily due to a decrease in the value of the Company’s foreign currency contracts as a result of the stronger U.S. dollar, partially offset by purchases of short-term investments of $18,000 in 2009, which are reflected as an investing activity in the accompanying consolidated statement of cash flows.

Accounts payable and accrued expenses decreased to $704,233 at December 26, 2010 compared to $801,775 at December 27, 2009. This decrease primarily related to lower accrued payroll and management incentives, lower accrued royalties as a result of the decrease in entertainment-driven products, and lower accounts payable balances due to the timing of payments in the current year. Accounts payable and accrued expenses increased to $801,775 at December 27, 2009 from $792,306 at December 28, 2008. The accounts payable and accrued expenses balance at December 27, 2009 includes an increase of approximately $17,700 as a result of a weaker U.S. dollar at December 27, 2009 as compared to December 28, 2008. Absent the impact of foreign exchange, accounts payable and accrued expenses decreased approximately $8,300. Decreases in accounts payable and accrued expenses in 2009 primarily relate to decreased accrued pension benefits, as well as lower accounts payable. These decreases were partially offset by higher accrued payroll and management incentives at December 27, 2009.

Cash flows from investing activities were a net utilization of $104,188, $497,509, and $271,920 in 2010, 2009 and 2008, respectively. The 2009 utilization includes the Company’s $300,000 payment to Discovery for its 50% interest in THE HUB, a payment of $45,000 to Lucas to extend the term of the license agreement related to the STAR WARS brand and approximately $26,500 used to acquire certain other intellectual properties. The 2008 utilization includes the Company’s purchase of the intellectual property rights related to the TRIVIAL PURSUIT brand for a total cost of $80,800 as well as $65,153 in cash, net of cash acquired, used to acquire Cranium in January 2008. There were no investments or acquisitions in 2010. During 2010, the Company expended approximately $113,000 on additions to its property, plant and equipment compared to $104,000 during 2009 and $117,000 during 2008. Of these amounts, 57% in 2010, 58% in 2009 and 56% in

2008 were for purchases of tools, dies and molds related to the Company’s products. In 2011, the Company expects capital expenditures to be in the range of $125,000 to $135,000. During the three years ended December 26, 2010, depreciation of plant and equipment was $95,925, $95,934 and $87,873, respectively.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2010, 2009 and 2008, the Company primarily utilized cash from operations, borrowings under its available lines of credit and its accounts receivable securitization program to fund its operations.

During 2010, 2009 and 2008, the Company was party to an accounts receivable securitization program whereby the Company sold, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC (“HRF”). HRF was consolidated with the Company for financial reporting purposes. The securitization program then allowed HRF to sell, on a revolving basis, an undivided fractional ownership interest of up to $250,000 in the eligible receivables it held to certain bank conduits. The program provided the Company with a source of working capital. Based on the amount of eligible accounts receivable as of December 26, 2010, the Company had availability under this program to sell $250,000, of which no amounts were utilized. In January 2011, the Company terminated this facility.

On December 16, 2010, the Company entered into a revolving credit agreement (the “Agreement”) which provides it with a $500,000 committed borrowing facility through December of 2014. The Agreement replaced the Company’s previous revolving credit agreement. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants in the Agreement, as well as the covenants in the prior revolving credit agreement for that portion of 2010 that it was effective, as of and for the fiscal year ended December 26, 2010. The Company had no borrowings outstanding under its committed revolving credit facility at December 26, 2010. However, letters of credit outstanding under this facility as of December 26, 2010 were approximately $1,400. Amounts available and unused under the committed line at December 26, 2010 were approximately $498,600. The Company also has other uncommitted lines from various banks, of which approximately $77,700 was utilized at December 26, 2010. Of the amount utilized under the uncommitted lines, approximately $14,400 and $63,300 represent outstanding short-term borrowings and letters of credit, respectively.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000. The maturities of the notes may vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.

Net cash utilized by financing activities was $170,595 in 2010. Of this amount, $639,563 reflects cash paid, including transaction costs, to repurchase the Company’s common stock. During 2010, the Company repurchased 15,763 shares at an average price of $40.37. At December 26, 2010, $150,068 remained under the April 2010 authorization. Dividends paid were $133,048 in 2010 compared to $111,458 in 2009 reflecting the increase in the Company’s dividend rate in 2010 to $0.25 per quarter from $0.20 per quarter. These utilizations were partially offset by proceeds of $492,528 from the issuance of long-term notes in March 2010. In addition, cash received from the exercise of employee stock options in 2010 was $93,522.

Net cash provided by financing activities was $236,779 in 2009. Of this amount, $421,309 reflected net proceeds from the issuance of long-term notes in May 2009. In addition, cash received from the exercise of employee stock options in 2009 was $9,193. These sources of cash were partially offset by $88,112, which included transaction costs, used to repurchase shares of the Company’s common stock. During 2009, the Company repurchased 3,172 shares at an average price per share of $28.67. Dividends paid were $111,458 in 2009 compared to $107,065 in 2008.

Net cash utilized by financing activities was $457,391 in 2008. Of this amount, $360,244, which includes transaction costs, was used to repurchase shares of the Company’s common stock. During 2008, the Company repurchased 11,736 shares at an average price per share of $30.44. Dividends paid were $107,065 in 2008. In addition, $135,092 was used to repay long-term debt. These uses of cash were partially offset by cash receipts of $120,895 from the exercise of employee stock options.

At December 27, 2009, the Company had outstanding $249,828 in principal amount of senior convertible debentures due 2021. If the closing price of the Company’s common stock exceeded $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, or upon other specified events, the debentures were convertible at an initial conversion price of $21.60 in the next calendar quarter. At December 31, 2009, this conversion feature was met and the debentures were convertible during the first quarter of 2010. During the first quarter of 2010, holders of these debentures converted $111,177, in principal amount, of these debentures which resulted in the issuance of 5,147 shares. In addition, if the closing price of the Company’s common stock exceeded $27.00 for at least 20 trading days in any 30 day period, the Company had the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period following such a call by the Company, the holders of the debentures had the right to convert their debentures in accordance with the conversion terms described above. As of March 28, 2010, the Company had the right to call the debentures. On March 29, 2010, as part of the Company’s overall debt management strategy and in furtherance of its capital structure goals, the Company gave notice of its election to redeem in cash all of the outstanding debentures on April 29, 2010 at a redemption price of $1,011.31 per $1,000 principal amount, which was equal to the par value thereof plus accrued and unpaid cash interest through April 29, 2010. During the notice period, $138,467, in principal amount, of the debentures were converted by the holders, resulting in the issuance of 6,410 shares of common stock. The remaining debentures were redeemed at a total cost of $186, which included accrued interest through the redemption date.

The $350,000 notes due in 2017 bear interest at a rate of 6.30%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 26, 2010, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

The $425,000 notes due in 2014 bear interest at a rate of 6.125%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 26, 2010, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB, and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

Including the debentures and notes described above, the Company has remaining principal amounts of long-term debt at December 26, 2010 of approximately $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $179,592 and purchase commitments of $340,007 outstanding at December 26, 2010. Letters of credit and similar instruments include $114,890 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $39,513 in 2011.

Critical Accounting Policies and Significant Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations and income taxes.

Sales Allowances

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. Revenue from product sales is recognized upon passing of title to the customer, generally at the time of shipment. Revenue from product sales, less related sales allowances, is added to license fees and royalty revenue and reflected as net revenues in the consolidated statements of operations. The Company routinely commits to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of Company products during the year. Discounts and allowances are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2010, there have been no material adjustments to the Company’s estimates made in prior years.

Program Production Costs

The Company incurs certain costs in connection with the production of television programs based primarily on the Company’s toy and game brands, including animated and live-action programs and game shows. These costs are capitalized as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of each fiscal year related to the program. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that an impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates.

The most significant estimates are those used in the determination of ultimate revenue in the individual-film-forecast method. Ultimate revenue estimates impact the timing of program production cost amortization in the consolidated statement of operations. Ultimate revenue includes revenue from all sources that are estimated to be earned related to the television program and include toy, game and other merchandise licensing fees; first run program distribution fees; and other revenue sources, such as DVD distribution. Our ultimate revenue estimates for each television program are developed based on our estimates of expected future results. We review and revise these estimates at each reporting date to reflect the most current available information. If estimates for a television program are revised, the difference between the program production cost amortization determined using the revised estimate and any amounts previously expensed during that fiscal year, are included as an adjustment to program production cost amortization in the consolidated statement of operations in the quarter in which the estimates are revised. Prior period amounts are not adjusted for subsequent changes in estimates. Factors that can impact our revenue estimates include the success and popularity of our television programs in the U.S. which are distributed on THE HUB, our ability to achieve broad distribution and viewer acceptance in international markets, and success of our program-related toy, game and other merchandise.

For the year ended December 26, 2010 we have $35,415 of program production costs included in other assets in the consolidated balance sheet. Program production cost amortization of $22,069 is included in cost of sales in the consolidated statement of operations for the year ended December 26, 2010. We currently expect that over 90% of capitalized program production costs will be amortized over a 4 year period including the year of the programs’ initial broadcast distribution. The Company estimates program production cost amortization in 2011 to be in the range of $35,000 to $45,000, which includes amortization related to amounts capitalized during 2010 as well as amortization of amounts expected to be incurred for programs to be completed and released in 2011. Future program production cost amortization is subject to change based on actual costs incurred and management’s then current estimates of ultimate revenues. During 2010 the Company did not incur any impairment charges related to its program production costs.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company’s annual goodwill impairment test was performed in the fourth quarter of 2010 and the estimated fair value of the Company’s reporting units with allocated goodwill were substantially in excess of their carrying value. No reporting units were considered to be at risk of failing the first step of the impairment test. Accordingly, no impairment was indicated. The Company’s annual impairment tests related to intangible assets with indefinite lives were also performed in the fourth quarter of 2010 and no impairments were indicated. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 26, 2010, the Company has goodwill and intangible assets with indefinite lives of $550,551 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $424,859 at December 26, 2010. During 2010, the Company wrote down certain intangible assets by approximately $3,900 to reflect revised expectations of future cash flows for the related product lines.

Recoverability of Royalty Advances and Commitments

The Company’s ability to earn-out royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the non-recoverable minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 26, 2010, the Company had $112,922 of prepaid royalties, $17,922 of which are included in prepaid expenses and other current assets and $95,000 of which are included in other assets.

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

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on U.S. plan assets used in the calculation of 2010 pension expense for the U.S. plans was 8.0%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2010 pension expense for U.S. plans by approximately $610.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. The Company’s discount rate for its U.S. plans used for the calculation of 2010 pension expense averaged 5.73%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2010 pension expense and the 2010 projected benefit obligation by approximately $383 and $9,815, respectively.

Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. At December 26, 2010, the Company’s U.S. plans had unrecognized actuarial losses of $87,553 included in accumulated other comprehensive earnings related to its defined benefit pension plans compared to $80,201 at December 27, 2009. The increase primarily reflects additional unrecognized actuarial losses in 2010, primarily due to the reduction of the discount rate used to value the liability at December 26, 2010. The discount rate decreased to 5.20% at December 26, 2010 from 5.73% used at December 27, 2009. Pension plan assets are valued on the basis of their fair market value on the measurement date. These changes in the fair market value of plan assets impact the amount of future pension expense due to amortization of the unrecognized actuarial losses or gains.

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

An estimated effective income tax rate is applied to the Company’s quarterly operating results. In the event there is a significant unusual or extraordinary item recognized in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the time. Changes in the Company’s estimated effective income tax rate during 2010 were primarily due to changes in its estimate of earnings by tax jurisdiction. In addition, changes in judgment regarding likely outcomes related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2010, the Company recorded a total benefit of approximately $22,300 related to discrete tax events primarily related to the completion of a U.S. tax examination.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the financial statements or at a different amount than that which is recognized on the financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheet. Deferred tax assets represent credits or deductions that have been reflected in the financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future credits, deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s financial statements or income recognized in the financial statements that has not yet been recognized in the Company’s income tax return. In 2007, the Mexican government instituted a tax structure which results in companies paying the higher of an income-based tax or an alternative flat tax commencing in 2008. Should the Company be subject to the alternative flat tax, it would be required to review whether its net deferred tax assets would be realized. As the Company believes that it will continue to be subject to the income-based tax in 2011, it believes that the net deferred tax assets related to the Mexican tax jurisdiction will be realizable. Should the facts and circumstances change, the Company may be required to reevaluate deferred tax assets related to its Mexican operations, which may result in additional tax expense.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,384,895 in principal amount of long-term debt outstanding at December 26, 2010. Future payments required under these and other obligations as of December 26, 2010 are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$—	—	—	425,000	—	959,895	1,384,895
Interest payments on long-term debt	87,084	87,084	87,084	74,069	61,053	916,265	1,312,639
Operating lease commitments	28,200	24,261	20,966	10,040	6,911	8,549	98,927
Future minimum guaranteed contractual payments	39,513	46,353	85,675	14,775	14,375	86,250	286,941
Tax sharing agreement	6,000	6,400	6,800	7,100	7,400	101,900	135,600
Purchase commitments	340,007	—	—	—	—	—	340,007

	$500,804	164,098	200,525	530,984	89,739	2,072,859	3,559,009

The Company has a liability at December 26, 2010, including potential interest and penalties, of $105,575 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

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

The Company’s agreement with Marvel provides for minimum guaranteed royalty payments and requires the Company to make minimum expenditures on marketing and promotional activities. The future minimum contractual payments in the table above include future guaranteed contractual royalty payments of approximately $19,000 payable to Marvel that are contingent upon the theatrical release of SPIDER-MAN 4 which the Company currently expects to be paid in 2012 and may be reduced by payments occurring prior to the theatrical release of SPIDER-MAN 4. In addition, in connection with the extension of the Marvel license in 2009, the Company may be subject to additional royalty guarantees totaling $140,000 that are not included in the table above and that may be payable during the next five to six years contingent upon the quantity and types of theatrical movie releases.

In addition to the amounts included in the table above, the Company expects to make contributions totaling approximately $5,400 related to its unfunded U.S. and other International pension plans in 2011. The Company also has letters of credit and related instruments of approximately $179,592 at December 26, 2010.

The Company believes that cash from operations and funds available through its commercial paper program or lines of credit will allow the Company to meet these and other obligations described above.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against foreign currencies could result in an approximate $68,455 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the related forecasted foreign currency transactions.

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

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At December 26, 2010, these contracts had unrealized gains of $16,151, of which $14,681 are recorded in prepaid expenses and other current assets and $1,470 are recorded in other assets. Included in accumulated other comprehensive earnings at December 26, 2010 are deferred gains of $15,432, net of tax, related to these derivatives.

At December 26, 2010, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. The Company is party to several interest rate swap agreements, with a total notional amount of $400,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At December 26, 2010, the fair value of these contracts was an asset of $12,786, which is included in other assets, with a corresponding fair value adjustment to increase long-term debt. Changes in interest rates affect the fair value of fixed rate debt not hedged by interest rate swap agreements while affecting the earnings and cash flows of the long-term debt hedged by the interest rate swaps. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $122,000 or $104,800, respectively. A hypothetical one-quarter percentage point change in interest rates would increase or decrease 2011 pretax earnings by $882 and 2011 cash flows by $764.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 50% of its consolidated net revenues in 2010 and 54% and 52% of its consolidated net revenues in 2009 and 2008, respectively. In recent years certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2010, approximately 65% of the Company’s full year net revenues were recognized in the second half of the year. Although the Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years where the Company has products related to a major motion picture release that occurs in the first half of the year. In 2010, the Company had products related to the mid-year major motion picture release of IRON MAN 2, while in 2009 the Company had products related to the mid-year major motion picture releases of TRANSFORMERS: REVENGE OF THE FALLEN, G.I. JOE: THE RISE OF COBRA and X-MEN ORIGINS: WOLVERINE. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the

Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of larger retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2010 was not significant and the Company will continue its policy of monitoring costs and adjusting prices, accordingly.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 26, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Providence, Rhode Island
February 23, 2011

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 26, 2010 and December 27, 2009
(Thousands of Dollars Except Share Data)

	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$727,796	636,045
Accounts receivable, less allowance for doubtful accounts
of $31,200 in 2010 and $32,800 in 2009	961,252	1,038,802
Inventories	364,194	207,895
Prepaid expenses and other current assets	167,807	162,290

Total current assets	2,221,049	2,045,032
Property, plant and equipment, net	233,580	220,706

Other assets
Goodwill	474,813	475,931
Other intangibles, net	500,597	554,567
Other	663,187	600,656

Total other assets	1,638,597	1,631,154

Total assets	$4,093,226	3,896,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$14,568	14,113
Accounts payable	132,517	173,388
Accrued liabilities	571,716	628,387

Total current liabilities	718,801	815,888
Long-term debt	1,397,681	1,131,998
Other liabilities	361,324	354,234

Total liabilities	2,477,806	2,302,120

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2010 and 2009	104,847	104,847
Additional paid-in capital	625,961	467,183
Retained earnings	2,978,317	2,720,549
Accumulated other comprehensive earnings	8,149	58,631
Treasury stock, at cost, 72,278,515 shares in 2010 and 72,597,140 shares in 2009	(2,101,854)	(1,756,438)

Total shareholders’ equity	1,615,420	1,594,772

Total liabilities and shareholders’ equity	$4,093,226	3,896,892

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal Years Ended in December
(Thousands of Dollars Except Per Share Data)

	2010	2009	2008

Net revenues	$4,002,161	4,067,947	4,021,520

Costs and expenses
Cost of sales	1,712,126	1,676,336	1,692,728
Royalties	248,570	330,651	312,986
Product development	201,358	181,195	191,424
Advertising	420,651	412,580	454,612
Amortization	50,405	85,029	78,265
Selling, distribution and administration	781,192	793,558	797,209

Total expenses	3,414,302	3,479,349	3,527,224

Operating profit	587,859	588,598	494,296

Non-operating (income) expense
Interest expense	82,112	61,603	47,143
Interest income	(5,649)	(2,858)	(17,654)
Other (income) expense, net	3,676	156	23,752

Total non-operating expense, net	80,139	58,901	53,241

Earnings before income taxes	507,720	529,697	441,055
Income taxes	109,968	154,767	134,289

Net earnings	$397,752	374,930	306,766

Per common share
Net earnings
Basic	$2.86	2.69	2.18

Diluted	$2.74	2.48	2.00

Cash dividends declared	$1.00	0.80	0.80

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Thousands of Dollars)

	2010	2009	2008

Cash flows from operating activities
Net earnings	$397,752	374,930	306,766
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	95,925	95,934	87,873
Amortization	50,405	85,029	78,265
Program production cost amortization	22,069	—	—
Deferred income taxes	25,172	19,136	24,994
Stock-based compensation	33,392	29,912	35,221
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	71,173	(422,560)	(14,220)
(Increase) decrease in inventories	(151,634)	105,329	(69,871)
Decrease in prepaid expenses and other current assets	15,904	35,702	74,734
Program production costs	(52,047)	(1,837)	—
(Decrease) increase in accounts payable and accrued liabilities	(129,531)	5,966	56,143
Other, including long-term advances	(10,599)	(61,918)	13,280

Net cash provided by operating activities	367,981	265,623	593,185

Cash flows from investing activities
Additions to property, plant and equipment	(112,597)	(104,129)	(117,143)
Investments and acquisitions, net of cash acquired	—	(371,482)	(154,757)
Purchases of short-term investments	—	(18,000)	(42,000)
Proceeds from sales of short-term investments	—	—	42,000
Other investing activities	8,409	(3,898)	(20)

Net cash utilized by investing activities	(104,188)	(497,509)	(271,920)

Cash flows from financing activities
Net proceeds from borrowings with original maturities of more than three months	492,528	421,309	—
Repayments of borrowings with original maturities of more than three months	(186)	—	(135,092)
Net (repayments) proceeds of other short-term borrowings	(381)	4,114	(645)
Purchases of common stock	(639,563)	(88,112)	(360,244)
Stock option transactions	93,522	9,193	120,895
Excess tax benefits from stock-based compensation	22,517	1,733	24,760
Dividends paid	(133,048)	(111,458)	(107,065)
Other financing activities	(5,984)	—	—

Net cash (utilized) provided by financing activities	(170,595)	236,779	(457,391)

Effect of exchange rate changes on cash	(1,447)	762	(7,942)

Increase (decrease) in cash and cash equivalents	91,751	5,655	(144,068)
Cash and cash equivalents at beginning of year	636,045	630,390	774,458

Cash and cash equivalents at end of year	$727,796	636,045	630,390

Supplemental information
Interest paid	$72,927	54,578	50,696

Income taxes paid	$93,995	107,948	49,152

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Thousands of Dollars)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Earnings	Stock	Equity

Balance, December 30, 2007	$104,847	369,092	2,261,561	74,938	(1,425,346)	1,385,092
Net earnings	—	—	306,766	—	—	306,766
Other comprehensive loss	—	—	—	(12,682)	—	(12,682)

Comprehensive earnings						294,084
Stock-based compensation transactions	—	45,947	—	—	99,708	145,655
Purchases of common stock	—	—	—	—	(357,589)	(357,589)
Stock-based compensation expense	—	35,116	—	—	105	35,221
Dividends declared	—	—	(111,677)	—	—	(111,677)

Balance, December 28, 2008	104,847	450,155	2,456,650	62,256	(1,683,122)	1,390,786
Net earnings	—	—	374,930	—	—	374,930
Other comprehensive loss	—	—	—	(3,625)	—	(3,625)

Comprehensive earnings						371,305
Stock-based compensation transactions	—	(12,724)	—	—	17,518	4,794
Purchases of common stock	—	—	—	—	(90,994)	(90,994)
Stock-based compensation expense	—	29,752	—	—	160	29,912
Dividends declared	—	—	(111,031)	—	—	(111,031)

Balance, December 27, 2009	104,847	467,183	2,720,549	58,631	(1,756,438)	1,594,772
Net earnings	—	—	397,752	—	—	397,752
Other comprehensive loss	—	—	—	(50,482)	—	(50,482)

Comprehensive earnings						347,270
Stock-based compensation transactions	—	22,971	—	—	86,253	109,224
Conversion of debentures	—	102,792	—	—	204,635	307,427
Purchases of common stock	—	—	—	—	(636,681)	(636,681)
Stock-based compensation expense	—	33,015	—	—	377	33,392
Dividends declared	—	—	(139,984)	—	—	(139,984)

Balance, December 26, 2010	$104,847	625,961	2,978,317	8,149	(2,101,854)	1,615,420

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interests in other companies are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated.

Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. Each of the fiscal years in the three-year period ended December 26, 2010 were fifty-two week periods.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

Marketable Securities

Marketable securities consist of investments in private investment funds. For these investments, which are included in prepaid and other current assets on the accompanying consolidated balance sheets, the Company has selected the fair value option which requires the Company to record the unrealized gains and losses on these investments in the consolidated statements of operations at the time they occur.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers predominantly on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year with regard to the financial performance, cash generation, financing availability and liquidity status of each customer. The majority of customers are formally reviewed at least annually; more frequent reviews are performed based on the customer’s financial condition and the level of credit being extended. For customers on credit who are experiencing financial difficulties, management performs additional financial analyses before shipping orders. The Company uses a variety of financial transactions, based on availability and cost, to increase the collectibility of certain of its accounts, including letters of credit, credit insurance, factoring with unrelated third parties, and requiring cash in advance of shipping.

The Company records an allowance for doubtful accounts based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When a significant event occurs, such as a bankruptcy filing by a specific

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance is adjusted to reflect current risk assessments.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value.

At December 26, 2010 and December 27, 2009, finished goods comprised 96% and 93% of inventories, respectively.

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

The Company reviews its investments in equity method investments for impairment on a periodic basis. If it has been determined that the equity investment is less than its related fair value and that this decline is other-than-temporary, the carrying value of the investment is adjusted downward to reflect these declines in value. The Company has one significant equity method investment, its 50% interest in a joint venture with Discovery Communications, Inc. See note 5 for additional information.

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

The remaining intangibles having defined lives are being amortized over periods ranging from five to twenty-five years, primarily using the straight-line method. At December 26, 2010, approximately 15% of

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

other intangibles relate to rights acquired in connection with a major entertainment property and are being amortized in proportion to projected sales of the licensed products over the contract life.

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 26, 2010, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 26, 2010 also include long-term borrowings (see note 9 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 9, 12 and 16).

Securitization and Transfer of Financial Instruments

During the three years ended 2010, Hasbro had an agreement that allowed the Company to sell, on an ongoing basis, an undivided fractional ownership interest in certain of its trade accounts receivable through a revolving securitization arrangement. The Company retained servicing responsibilities for, as well as a subordinate interest in, the transferred receivables. In 2009 and prior, Hasbro accounted for the securitization of trade accounts receivable as a sale in accordance with then current accounting standards. As a result, the related receivables were removed from the consolidated balance sheet.

In 2010, the Company adopted the revised accounting standards related to the transfer of financial assets. As a result of the adoption of these standards, the Company was required to account for the sale of the receivables under the securitization facility as a secured borrowing. The receivables sold are included in accounts receivable until collection. The proceeds from utilization of the facility are recorded as short-term debt. The Company did not utilize this facility in 2010. The facility was terminated effective January 28, 2011.

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

The Company produces television programming for license to third parties. Revenues from the licensing of television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met.

Revenue from product sales less related provisions for discounts, rebates and returns, as well as royalty revenues and television programming revenues comprise net revenues in the consolidated statements of operations.

Costs of Sales

Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence. In addition, cost of sales during 2010 also includes amortization of program production costs.

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

Program Production Costs

The Company incurs certain costs in connection with the production of television programming. These costs are capitalized by the Company as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of such period related to the program. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates.

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2010, 2009 and 2008, these costs were $154,604, $155,496 and $178,738, respectively, and are included in selling, distribution and administration expenses.

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

Pension Plans, Postretirement and Postemployment Benefits

Pension expense and related amounts in the consolidated balance sheet are based on actuarial computations of current and future benefits. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2011, the Company expects to contribute approximately $5,400 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. It also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.

Risk Management Contracts

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, Euros and British pound sterling and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. All awards are measured at fair value at the date of the grant and amortized as expense on a straight-line basis over the requisite service period of the award. For awards contingent upon Company performance, the measurement of the expense for these awards is based on the Company’s current estimate of its performance over the performance period. See note 13 for further discussion.

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted for certain

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

amounts related to dilutive securities. Dilutive securities include shares issuable under convertible debt, as well as shares issuable upon exercise of stock options and warrants for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Options totaling 94, 5,784 and 3,491 for 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 26, 2010 is as follows:

	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net earnings	$397,752	397,752	374,930	374,930	306,766	306,766
Interest expense on contingent convertible debentures due 2021, net of tax	—	1,124	—	4,328	—	4,238

Adjusted net earnings	$397,752	398,876	374,930	379,258	306,766	311,004

Average shares outstanding	139,079	139,079	139,487	139,487	140,877	140,877
Effect of dilutive securities:
Contingent convertible debentures due 2021	—	3,024	—	11,566	—	11,566
Options, warrants, and other share-based awards	—	3,567	—	1,727	—	2,787

Equivalent shares	139,079	145,670	139,487	152,780	140,877	155,230

Net earnings per share	$2.86	2.74	2.69	2.48	2.18	2.00

The net earnings per share calculations for each of the three years ended December 26, 2010 include adjustments to add back to earnings the interest expense, net of tax, incurred on the Company’s senior convertible debentures due 2021, as well as to add back to outstanding shares the amount of shares potentially issuable under the contingent conversion feature of these debentures. During the first and second quarter of 2010, substantially all of these debentures were converted into shares of common stock. See note 9 for further information.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(2)	Other Comprehensive Earnings (Loss)

The Company’s other comprehensive earnings (loss) for the years 2010, 2009 and 2008 consist of the following:

	2010	2009	2008

Foreign currency translation adjustments	$(32,457)	23,782	(33,555)
Changes in value of available-for-sale securities, net of tax	—	504	(3,037)
Gain (loss) on cash flow hedging activities, net of tax	10,444	(24,446)	73,184
Changes in unrecognized pension and postretirement amounts, net of tax	(1,812)	8,356	(52,582)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(15,422)	(18,657)	1,409
Loss on available-for-sale securities	—	147	897
Amortization of unrecognized pension and postretirement
amounts	(11,235)	6,689	1,002

Other comprehensive loss	$(50,482)	(3,625)	(12,682)

In 2010, 2009 and 2008, net gains (losses) on cash flow hedging activities reclassified to earnings, net of tax, included gains (losses) of $(109), $(679), and $1,292, respectively, as a result of hedge ineffectiveness.

The related tax benefit (expense) of other comprehensive earnings items was $5,327, $1,322 and $16,022 for the years 2010, 2009 and 2008, respectively. Income tax expense (benefit) related to reclassification adjustments from other comprehensive earnings of $8,767, $(331) and $763 in 2010, 2009 and 2008, respectively, were included in these amounts.

At December 26, 2010, the Company had remaining deferred gains on hedging instruments, net of tax, of $15,432 in AOCE. These instruments hedge inventory purchased during the fourth quarter of 2010 or forecasted to be purchased during 2011 and 2012 and intercompany expenses and royalty payments expected to be paid or received during 2011 and 2012. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the amount included in AOCE at December 26, 2010, the Company expects approximately $11,822 to be reclassified to the consolidated statement of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

Components of accumulated other comprehensive earnings at December 26, 2010 and December 27, 2009 are as follows:

	2010	2009

Foreign currency translation adjustments	$62,642	95,099
Gain on cash flow hedging activities, net of tax	15,432	20,410
Unrecognized pension and postretirement amounts, net of tax	(69,925)	(56,878)

	$8,149	58,631

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(3)	Property, Plant and Equipment

	2010	2009

Land and improvements	$6,726	6,766
Buildings and improvements	197,494	199,595
Machinery, equipment and software	398,896	393,678

	603,116	600,039
Less accumulated depreciation	430,193	431,564

	172,923	168,475
Tools, dies and molds, net of accumulated depreciation	60,657	52,231

	$233,580	220,706

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred.

(4)	Goodwill and Intangibles

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

The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 26, 2010, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2010, 2009 and 2008 and had no impairment charges.

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of impairment testing, these assets are allocated to the reporting units within the Company’s operating segments. Changes in the carrying amount of goodwill, by operating segment, for the years ended December 26, 2010 and December 27, 2009 are as follows:

			Entertainment and
	U.S. and Canada	International	Licensing	Total

2010
Balance at December 27, 2009	$296,978	172,457	6,496	475,931
Foreign exchange translation	—	(1,118)	—	(1,118)

Balance at December 26, 2010	$296,978	171,339	6,496	474,813

2009
Balance at December 28, 2008	$300,496	174,001	—	474,497
Foreign exchange translation	—	1,593	—	1,593
Disposal	—	(159)	—	(159)
Reallocation	(3,518)	(2,978)	6,496	—

Balance at December 27, 2009	$296,978	172,457	6,496	475,931

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A summary of the Company’s other intangibles, net at December 26, 2010 and December 27, 2009 is as follows:

	2010	2009

Acquired product rights	$755,214	1,099,541
Licensed rights of entertainment properties	256,555	256,555
Accumulated amortization	(586,910)	(877,267)

Amortizable intangible assets	424,859	478,829
Product rights with indefinite lives	75,738	75,738

	$500,597	554,567

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

2011	$45,000
2012	50,000
2013	51,000
2014	50,000
2015	47,000

(5)	Equity Method Investment

In the second quarter of 2009, the Company acquired a 50% interest in a joint venture, Hub Television Networks, LLC (“THE HUB”, formerly known as DHJV Company LLC), with Discovery Communications, Inc. (“Discovery”). THE HUB, formerly known as the Discovery Kids Network, was established to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. The Company purchased its 50% share in THE HUB for a payment of $300,000 and certain future payments based on the value of certain tax benefits expected to be received by the Company. The present value of the expected future payments at the acquisition date totaled approximately $67,900 and was recorded as a component of the Company’s investment in the joint venture. The balance of the associated liability, including imputed interest, was $72,665 and $71,234 at December 26, 2010 and December 27, 2009, respectively, and is included as a component of other liabilities in the accompanying balance sheet.

Voting control of the joint venture is shared 50/50 between the Company and Discovery. The Company has determined that it does not meet the control requirements to consolidate the joint venture, and accounts for the investment using the equity method of accounting. The Company’s share in the earnings (loss) of the joint

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

venture for the years ended December 26, 2010 and December 27, 2009 totaled $(9,323) of loss and $3,856 of earnings, respectively, and is included as a component of other (income) expense in the accompanying consolidated statements of operations.

The Company has entered into a license agreement with the joint venture that will require the payment of royalties by the Company to the joint venture based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license agreement includes a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 10-year period. During 2010 and 2009, the Company paid the first two annual installments of $25,000 each. The Company and the joint venture are also parties to an agreement under which the Company will provide the joint venture with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event the joint venture licenses the programming from the Company to air on the network, the joint venture is required to pay the Company a license fee.

As of December 26, 2010, the Company’s interest in the joint venture totaled $354,612 and is a component of other assets. The Company enters into certain transactions with the joint venture including the licensing of television programming and the purchase of advertising. During 2010 and 2009, these transactions were not material.

(6)	Program Production Costs

Program production costs consist of the following at December 26, 2010:

2010

Released, less amortization	$12,852
In production	19,319
Development and pre-production	1,417
Acquired libraries	1,827

Total program production costs	$35,415

Based on management’s total revenue estimates at December 26, 2010, approximately 95% of unamortized television programming costs relating to released productions is expected to be amortized during the next three years. The Company expects to amortize, based on current estimates, approximately $4,600 of the $12,852 of released programs during fiscal 2011.

At December 26, 2010, acquired program libraries are being amortized based on estimates of future expected revenues over a remaining period of approximately 2 years.

(7)	Financing Arrangements

Short-Term Borrowings

At December 26, 2010, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $500,000 and $206,400, respectively. A significant portion of the short-term borrowings outstanding at the end of 2010 and 2009 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings as of December 26, 2010 and December 27, 2009 were 5.79% and 1.23%, respectively. The Company had no

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

borrowings outstanding under its committed line of credit at December 26, 2010. During 2010, Hasbro’s working capital needs were fulfilled by cash generated from operations and borrowings under lines of credit.

The unsecured committed line (the “Agreement”) provides the Company with a $500,000 committed borrowing facility through December 2014. The Agreement was entered into on December 16, 2010 replacing the previous Revolving Credit Agreement. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 26, 2010.

The Company pays a commitment fee (0.225% as of December 26, 2010) based on the unused portion of the facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, Prime Rate or Eurocurrency Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 26, 2010, the interest rate under the facility was equal to Eurocurrency Rate plus 1.50%.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.

Securitization

During the three years ended 2010, the Company was party to an accounts receivable securitization program whereby the Company sold, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy-remote, special purpose subsidiary, Hasbro Receivables Funding, LLC (HRF), which is wholly-owned and consolidated by the Company. HRF, subject to certain conditions, sold, from time to time on a revolving basis, an undivided fractional ownership interest in up to $250,000 of eligible domestic receivables to various multi-party commercial paper conduits supported by a committed liquidity facility. During the period from the first day of the October fiscal month through the last day of the following January fiscal month, this limit increased to $300,000. Subsequent to December 27, 2009, in January 2010, the agreement was amended on a prospective basis to eliminate the additional $50,000 available from the first day of the October fiscal month through the last day of the following January fiscal month. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously held receivables. The Company serviced, administered, and collected the receivables on behalf of HRF and the conduits. The net proceeds of sale were less than the face amount of accounts receivable sold by an amount that approximates a financing cost. Effective January 28, 2011, this program was terminated.

As of December 26, 2010 and December 27, 2009, there were no amounts utilized under the receivables facility. The Company did not utilize the facility in 2010. As of December 26, 2010 the Company had $250,000 available to sell under the facility. During 2009 and 2008, the transactions were accounted for as sales under then current accounting guidance. During 2009 and 2008, the loss on the sale of receivables totaled $2,514 and $5,302, respectively, which is recorded in selling, distribution and administration expenses in the accompanying consolidated statements of operations. The discount on interests sold was approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus other fees.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(8)	Accrued Liabilities

Components of accrued liabilities are as follows:

	2010	2009

Royalties	$121,037	141,143
Advertising	86,257	92,614
Payroll and management incentives	70,064	91,298
Non-income based taxes	42,644	33,069
Other	251,714	270,263

	$571,716	628,387

(9)	Long-Term Debt

Components of long-term debt are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value

6.35% Notes Due 2040	$500,000	499,900	—	—
6.125% Notes Due 2014	437,786	462,698	422,275	465,545
6.30% Notes Due 2017	350,000	382,830	350,000	375,585
2.75% Convertible Debentures Due 2021	—	—	249,828	373,515
6.60% Debentures Due 2028	109,895	110,038	109,895	110,697

Total long-term debt	$1,397,681	1,455,466	1,131,998	1,325,342

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $12,786 and $(2,725) at December 26, 2010 and December 27, 2009, respectively, related to interest rate swaps. All other carrying costs represent principal amounts. Total principal amounts of long-term debt at December 26, 2010 and December 27, 2009 were $1,384,895 and $1,134,723, respectively.

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

In March 2010 the Company issued $500,000 of Notes that are due in 2040 (the “Notes”). The Notes bear interest at a rate of 6.35%. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

In May 2009 the Company issued $425,000 of Notes that are due in 2014 (the “Notes”). The Notes bear interest at a rate of 6.125%, which may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 26, 2010, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Rating Services and Fitch ratings were Baa2, BBB, and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the Notes at its option at the greater of the

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

The Company is party to a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. The interest rate swaps are matched with the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At December 26, 2010 and December 27, 2009, the fair value of these contracts was an asset (liability) of $12,786 and $(2,725), respectively, which is recorded in other assets and other liabilities with a corresponding fair value adjustment to increase (decrease) long-term debt. The Company recorded a gain (loss) of $15,511 and $(2,725) on these instruments in other (income) expense, net for the years ended December 26, 2010 and December 27, 2009, respectively, relating to the change in fair value of such derivatives, wholly offsetting gains and losses from the change in fair value of the associated long-term debt.

In 2008 the Company repaid $135,092 of 6.15% notes due in July 2008.

At December 27, 2009, the Company had $249,828 outstanding in principal amount of contingent convertible debentures due 2021. If the closing price of the Company’s common stock exceeded $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders had the right to convert the notes to shares of the Company’s common stock at the initial conversion price of $21.60 in the next calendar quarter. During the first quarter of 2010, holders of these debentures converted $111,177 of these debentures which resulted in the issuance of 5,147 shares of common stock. In addition, if the closing price of the Company’s common stock exceeded $27.00 for at least 20 trading days in any thirty day period, the Company had the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period following a call by the Company, the holders of the debentures had the right to convert their debentures in accordance with the conversion terms described above. On March 29, 2010, the Company gave notice of its election to redeem all of the outstanding debentures on April 29, 2010 at a redemption price to be paid in cash of $1,011.31 per $1,000 principal amount, which was equal to the par value thereof plus accrued and unpaid cash interest through April 29, 2010. During the notice period, $138,467 of the debentures were converted by the holders, resulting in the issuance of 6,410 shares of common stock. The remaining debentures were redeemed at a total cost of $186, which included accrued interest through the redemption date.

At December 26, 2010, as detailed above, the Company’s 6.125% Notes mature in 2014. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2015.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(10)	Income Taxes

Income taxes attributable to earnings before income taxes are:

	2010	2009	2008

Current
United States	$35,232	87,053	68,514
State and local	1,931	4,142	251
International	47,633	44,436	40,530

	84,796	135,631	109,295

Deferred
United States	26,269	17,387	22,917
State and local	901	993	1,964
International	(1,998)	756	113

	25,172	19,136	24,994

	$109,968	154,767	134,289

Certain income tax (benefits) expenses, not reflected in income taxes in the consolidated statements of operations totaled $(87,367) in 2010, $(2,905) in 2009, and $(29,287) in 2008. These income tax (benefits) expenses relate primarily to the reversal through additional paid in capital of deferred tax liabilities relating to the Company’s contingent convertible debentures upon the conversion of these debentures in 2010. These amounts also include derivative and pension amounts recorded in AOCE and stock options. In 2010, 2009, and 2008, the deferred tax portion of the total (benefit) expense was $(64,700), $(1,041), and $(26,555), respectively.

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2010	2009	2008

Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.4	0.7	1.0
Investment of foreign earnings in U.S.	—	—	3.5
Tax on international earnings	(11.2)	(7.5)	(7.9)
Exam settlements and statute expirations	(4.4)	(0.5)	(0.8)
Other, net	1.9	1.5	(0.4)

	21.7%	29.2%	30.4%

During 2010 and 2009, the Company indefinitely reinvested all current year international net earnings outside the U.S. In 2008, the Company designated $60,000 of the international net earnings during that year that will not be indefinitely reinvested outside of the U.S. The incremental income tax on these amounts, representing the difference between the U.S. federal income tax rate and the income tax rates in the applicable international jurisdictions, is a component of deferred income tax expense.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2010	2009	2008

United States	$168,436	248,654	208,125
International	339,284	281,043	232,930

	$507,720	529,697	441,055

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 26, 2010 and December 27, 2009 are:

	2010	2009

Deferred tax assets:
Accounts receivable	$21,095	17,314
Inventories	18,723	15,937
Losses and tax credit carryforwards	22,395	29,623
Operating expenses	40,835	40,419
Pension	29,823	26,566
Other compensation	45,175	45,383
Postretirement benefits	15,435	14,463
Tax sharing agreement	26,276	26,352
Other	25,477	31,683

Gross deferred tax assets	245,234	247,740
Valuation allowance	(10,776)	(11,641)

Net deferred tax assets	234,458	236,099

Deferred tax liabilities:
Convertible debentures	—	56,787
International earnings not indefinitely reinvested	25,903	25,903
Depreciation and amortization of long-lived assets	61,274	40,144
Equity method investment	23,617	26,941
Other	4,715	7,227

Deferred tax liabilities	115,509	157,002

Net deferred income taxes	$118,949	79,097

Hasbro has a valuation allowance for certain deferred tax assets at December 26, 2010 of $10,776, which is a decrease of $865 from $11,641 at December 27, 2009. The valuation allowance pertains to certain International loss carryforwards, some of which have no expiration and others that would expire beginning in 2013.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Deferred income taxes of $64,536 and $54,321 at the end of 2010 and 2009, respectively, are included as a component of prepaid expenses and other current assets, and $57,613 and $31,537, respectively, are included as a component of other assets. At the same dates, deferred income taxes of $2,135 and $1,456, respectively, are included as a component of accrued liabilities, and $1,065 and $5,305, respectively, are included as a component of other liabilities.

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 26, 2010, December 27, 2009, and December 28, 2008 is as follows:

	2010	2009	2008

Balance at beginning of year	$97,857	79,456	58,855
Gross increases in prior period tax positions	706	1,430	803
Gross decreases in prior period tax positions	(36,010)	(14,250)	(2,612)
Gross increases in current period tax positions	34,598	34,189	25,101
Decreases related to settlements with tax authorities	(5,550)	(269)	(1,229)
Decreases from the expiration of statute of limitations	(492)	(2,699)	(1,462)

Balance at end of year	$91,109	97,857	79,456

If the $91,109 balance as of December 26, 2010 is recognized, approximately $77,000 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets.

During 2010, 2009, and 2008 the Company recognized $3,171, $3,405, and $3,357, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 26, 2010, December 27, 2009, and December 28, 2008, the Company had accrued potential interest and penalties of $14,466, $17,938, and $13,660, respectively.

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2006. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2006.

The U.S. Internal Revenue Service commenced an examination related to the 2006 and 2007 U.S. federal income tax returns. The Company is also under income tax examination in several U.S. state and local and non-U.S. jurisdictions. The U.S. Internal Revenue Service recently completed an examination related to 2004 and 2005, including review by the Joint Committee on Taxation. During 2010, as the result of the completion of this examination, the Company recognized $24,167 of previously accrued unrecognized tax benefits, including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions. Of this amount, $7,032 was recorded as a reduction of deferred tax assets and the remainder as a reduction of income tax expense. The total income tax benefit resulting from the completion of the examination, including other adjustments, totaled approximately $21,000 during 2010.

In connection with tax examinations in Mexico for the years 2000 to 2005, the Company has received tax assessments totaling approximately $178,970, which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2003, as is usual and customary in Mexico with respect to these matters. Accordingly, as of December 26, 2010, bonds

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

totaling approximately $114,890 (at year-end 2010 exchange rates) have been provided to the Mexican government related to the 2000 to 2003 assessments, allowing the Company to defend its positions. The Company currently does not expect to be required to guarantee the amount of the 2004 or 2005 assessments. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2005.

The Company believes it is reasonably possible that certain tax examinations and statutes of limitations may be concluded and will expire within the next 12 months, and that unrecognized tax benefits, excluding potential interest and penalties, may decrease by up to approximately $2,200, substantially all of which would be recorded as a tax benefit in the statement of operations. In addition, approximately $300 of potential interest and penalties related to these amounts would also be recorded as a tax benefit in the statement of operations. These unrecognized tax benefits primarily relate to both the timing and the nature of the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for indefinite reinvestment is approximately $1,130,000 at December 26, 2010. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $268,000.

(11)	Capital Stock

In April 2010 the Company’s Board of Directors authorized the repurchase of up to $625,000 in common stock after four previous authorizations dated May 2005, July 2006, August 2007 and February 2008 with a cumulative authorized repurchase amount of $1,700,000 were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2010, the Company repurchased 15,763 shares at an average price of $40.37. The total cost of these repurchases, including transaction costs, was $636,681. At December 26, 2010, $150,068 remained under this authorization.

(12)	Fair Value of Financial Instruments

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

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments. At December 26, 2010 and December 27, 2009, these investments totaled $21,767 and $21,108, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains of $1,218 and $1,019 on these investments in other (income) expense, net for the years ended December 26, 2010 and December 27, 2009, respectively, relating to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

At December 26, 2010 and December 27, 2009, the Company had the following assets measured at fair value in its consolidated balance sheets:

	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 26, 2010
Available-for-sale securities	$21,791	24	21,767	—
Derivatives	38,092	—	28,937	9,155

Total	$59,883	24	50,704	9,155

December 27, 2009
Available-for-sale securities	$21,151	43	21,108	—
Derivatives	26,631	—	19,823	6,808

Total	$47,782	43	40,931	6,808

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

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3):

	2010	2009

Balance at beginning of year	$6,808	4,591
Gain (loss) from change in fair value	2,347	(776)
Warrant modification	—	2,993

Balance at end of year	$9,155	6,808

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(13)	Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 20,364 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These options and other awards generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than fair market value on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Certain of the plans permit the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock grants, shares are issued out of available treasury shares.

The Company on occasion will issue restricted stock or grant restricted stock units to certain key employees. In 2010 and 2008, the Company granted restricted stock units of 138 and 60, respectively. The 2010 and 2008 grants had weighted average grant date fair values of $41.93 and $34.61. In 2009 the Company did not issue any restricted stock or restricted stock units. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally between three and five years. There were no forfeitures in 2010 or 2008. In 2009, the Company had forfeitures of 2 units granted in 2008. During 2010, 2009 and 2008, the Company recognized compensation expense, net of forfeitures, on these awards of $1,209, $768 and $661, respectively. At December 26, 2010, the amount of total unrecognized compensation cost related to restricted stock units is $5,583 and the weighted average period over which this will be expensed is 53 months. In 2010, the Company issued 12 shares related to restricted stock granted in 2007. At December 26, 2010, the Company has unvested and unissued awards outstanding of 196 shares with a weighted average grant date fair value of $39.77.

In 2010, 2009 and 2008, as part of its annual equity grant to executive officers and certain other employees, the Compensation Committee of the Company’s Board of Directors approved the issuance of contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2012, December 2011, and December 2010 for the 2010, 2009 and 2008 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. The ultimate amount of the award may vary, depending on actual results. Awards prior to 2010 may vary from 0% to 125% of the target number of shares. Awards for 2010 may vary from 0% to 200% of the target number of shares. The Compensation Committee of the Company’s Board of Directors has discretionary power to reduce the amount of the award regardless of whether the stated targets are met.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to Stock Performance Awards for 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Outstanding at beginning of year	1,639	1,830	1,194
Granted	883	631	696
Forfeited	(64)	(52)	(60)
Vested	(580)	(770)	—

Outstanding at end of year	1,878	1,639	1,830

Weighted average grant-date fair value:
Granted	$33.44	22.31	27.10
Forfeited	$26.75	26.53	24.31
Vested	$28.74	19.06	—
Outstanding at end of year	$28.61	26.22	24.15

Stock Performance Awards granted during 2010, 2009 and 2008 include 80, 116 and 100 shares related to the 2008, 2007 and 2006 awards, respectively, reflecting an increase in the ultimate amount of the awards issued or expected to be issued based on the Company’s actual results during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance Awards granted during 2010, 2009 and 2008.

During 2010, 2009 and 2008, the Company recognized $17,144, $15,361 and $17,422, respectively, of expense relating to these awards. If minimum targets, as detailed under the award, are not met, no additional compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards were valued at the market value of the underlying common stock at the dates of grant and are being expensed over the three fiscal years ended December 2012, December 2011, and December 2010 for the 2010, 2009 and 2008 awards, respectively. At December 26, 2010, the amount of total unrecognized compensation cost related to these awards is approximately $22,901 and the weighted average period over which this will be expensed is 27 months.

In 2010, the Company granted awards to certain employees consisting of cash settled restricted stock units. Under these awards, the recipients are granted restricted stock units that vest over three years. At the end of the vesting period, the fair value of those shares will be paid in cash to the recipient. Under no circumstances will shares be issued. The Company accounts for these awards as a liability and marks the vested portion of the award to market through the statement of operations. In 2010, the Company recognized expense of $1,004 related to these awards.

Total compensation expense related to stock options, restricted stock units and Stock Performance Awards for the years ended December 26, 2010, December 27, 2009 and December 28, 2008 was $31,952, $28,547, and $33,961, respectively, and was recorded as follows:

	2010	2009	2008

Cost of sales	$349	462	471
Product development	2,576	2,205	2,551
Selling, distribution and administration	29,027	25,880	30,939

	31,952	28,547	33,961
Income tax benefit	10,658	9,293	12,039

	$21,294	19,254	21,922

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to stock options for the three years ended December 26, 2010 is as follows:

	2010	2009	2008

Outstanding at beginning of year	13,347	11,651	14,495
Granted	2,420	2,955	3,177
Exercised	(4,107)	(476)	(5,753)
Expired or forfeited	(268)	(783)	(268)

Outstanding at end of year	11,392	13,347	11,651

Exercisable at end of year	6,256	7,839	6,345

Weighted average exercise price:
Granted	$33.96	22.73	27.10
Exercised	$22.78	19.35	21.02
Expired or forfeited	$25.92	31.53	27.49
Outstanding at end of year	$25.61	23.23	23.76
Exercisable at end of year	$23.03	21.70	21.01

With respect to the 11,392 outstanding options and 6,256 options exercisable at December 26, 2010, the weighted average remaining contractual life of these options was 4.24 years and 3.17 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 26, 2010 was $260,960 and $159,503, respectively.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The weighted average fair value of options granted in fiscal 2010, 2009 and 2008 was $7.24, $5.16 and $4.46, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2010, 2009 and 2008:

	2010	2009	2008

Risk-free interest rate	2.17%	1.87%	2.71%
Expected dividend yield	2.97%	3.52%	2.95%
Expected volatility	30%	36%	22%
Expected option life	5 years	4 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2010, 2009 and 2008 were $80,783, $4,044 and $83,747, respectively.

At December 26, 2010, the amount of total unrecognized compensation cost related to stock options was $20,012 and the weighted average period over which this will be expensed is 23 months.

In 2010, 2009 and 2008, the Company granted 36, 60 and 36 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 30 shares from the 2010 grant, 51 shares from the 2009 grant and 30 shares from the 2008 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,440, $1,365 and $1,260 was recorded in selling, distribution and administration expense in 2010, 2009 and 2008, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(14)	Pension, Postretirement and Postemployment Benefits

Pension and Postretirement Benefits

The Company recognizes an asset or liability for each of its defined benefit pension plans equal to the difference between the projected benefit obligation of the plan and the fair value of the plan’s assets. Actuarial gains and losses and prior service costs that have not yet been included in income are recognized in the balance sheet in AOCE.

Expenses related to the Company’s defined benefit and defined contribution plans for 2010, 2009 and 2008 were approximately $34,900, $41,100 and $33,400, respectively. Of these amounts, $29,000, $27,600 and $32,400, respectively, related to defined contribution plans in the United States and certain international affiliates. The remainder of the expense relates to defined benefit plans discussed below.

United States Plans

Prior to 2008, substantially all United States employees were covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees, were based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. In 2007, for the two major plans covering its non-union employees, the Company froze benefits being accrued effective at the end of December 2007.

At December 26, 2010, the measurement date, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $25,086 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $38,281. At December 27, 2009, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $19,395 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $36,448.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the years ended December 26, 2010 and December 27, 2009 for the projected benefit obligation and the fair value of plan assets are included below.

	Pension		Postretirement
	2010	2009	2010	2009

Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$306,220	300,334	30,873	32,583
Service cost	2,018	1,642	609	627
Interest cost	17,014	17,358	1,795	1,903
Actuarial loss (gain)	28,197	20,972	2,903	(2,291)
Plan amendment	—	—	273	—
Benefits paid	(18,647)	(20,531)	(1,961)	(1,949)
Settlements	—	(12,272)	—	—
Expenses paid	(1,290)	(1,283)	—	—

Projected benefit obligation — ending	$333,512	306,220	34,492	30,873

Accumulated benefit obligation — ending	$333,512	306,220	34,492	30,873

Change in Plan Assets
Fair value of plan assets — beginning	$250,378	231,742	—	—
Actual return on plan assets	36,321	37,818	—	—
Employer contribution	3,383	14,904	—	—
Benefits and settlements paid	(18,647)	(32,803)	—	—
Expenses paid	(1,290)	(1,283)	—	—

Fair value of plan assets — ending	$270,145	250,378	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(333,512)	(306,220)	(34,492)	(30,873)
Fair value of plan assets	270,145	250,378	—	—

Funded status	(63,367)	(55,842)	(34,492)	(30,873)
Unrecognized net loss	87,553	80,201	4,045	1,142
Unrecognized prior service cost	923	1,122	273	—

Net amount recognized	$25,109	25,481	(30,174)	(29,731)

Accrued liabilities	$(2,940)	(2,811)	(2,400)	(2,400)
Other liabilities	(60,427)	(53,031)	(32,092)	(28,473)
Accumulated other comprehensive earnings	88,476	81,323	4,318	1,142

Net amount recognized	$25,109	25,481	(30,174)	(29,731)

In fiscal 2011, the Company expects amortization of unrecognized net losses and unrecognized prior service cost related to its defined benefit pension plans of $4,623 and $198, respectively, to be included as a component of net periodic benefit cost. The Company expects amortization of unrecognized net losses and unrecognized prior service cost in 2011 related to its postretirement plan of $38 and $29, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2010	2009

Pension
Weighted average discount rate	5.20%	5.73%
Mortality table	RP-2000	RP-2000
Postretirement
Discount rate	5.27%	5.75%
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2020	2018

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset class and fair value hierarchy level (as described in note 12) as of December 26, 2010 and December 27, 2009 are as follows:

		Fair Value Measurements Using:
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Fair Value	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

2010:
Equity:
Large Cap	$17,200	17,200	—	—
Small Cap	28,800	28,800	—	—
International	34,800	—	34,800	—
Other	47,900	—	—	47,900
Fixed Income	102,400	—	97,100	5,300
Total Return Fund	33,500	—	33,500	—
Cash Equivalents	5,500	—	5,500	—

	$270,100	46,000	170,900	53,200

2009:
Equity:
Large Cap	$18,400	18,400	—	—
Small Cap	26,500	26,500	—	—
International	24,800	—	24,800	—
Other	39,900	—	—	39,900
Fixed Income	93,400	—	93,400	—
Total Return Fund	42,200	—	42,200	—
Cash Equivalents	5,200	—	5,200	—

	$250,400	44,900	165,600	39,900

Level 1 assets primarily consist of investments traded on active markets that are valued using published closing prices. The Plans’ Level 2 assets primarily consist of investments in common and collective trusts as

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

well as other private investment funds that are valued using the net asset values provided by the trust or fund. Although these trusts and funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. The Company believes that these investments could be sold at amounts approximating the net asset values provided by the trust or fund. The Plans’ Level 3 assets consist of an investment in a hedge fund which is valued using the net asset value provided by the investment manager as well as an investment in a public-private investment fund which is also valued using the net asset value provided by the investment manager. The hedge fund contains investments in financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The public-private investment fund, which is included in fixed income investments above, invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. These securities are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset. The Company believes that the net asset value is the best information available for use in the fair value measurement of this fund. Of the activity in Level 3 assets for 2010 $7,126 relates to purchases of investments, $2,102 relates to capital distributions and $8,276 relates to the return on plan assets still held at December 26, 2010.

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

The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 8.00%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term obligations to employees. The Company’s asset allocation includes alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity and fixed income asset categories at December 26, 2010 and December 27, 2009. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

For 2010, 2009 and 2008, the Company measured the assets and obligations of the Plans as of the fiscal year-end. The following is a detail of the components of the net periodic benefit cost (benefit) for the three years ended December 26, 2010.

	2010	2009	2008

Components of Net Periodic Cost
Pension
Service cost	$2,018	1,642	1,597
Interest cost	17,014	17,358	17,714
Expected return on assets	(19,503)	(18,982)	(23,961)
Amortization of prior service cost	198	266	282
Amortization of actuarial loss	4,026	4,495	993
Curtailment/settlement losses	—	3,957	1,213

Net periodic benefit cost (benefit)	$3,753	$8,736	(2,162)

Postretirement
Service cost	$609	627	570
Interest cost	1,795	1,903	2,065
Amortization of actuarial loss	—	12	115

Net periodic benefit cost	$2,404	2,542	2,750

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2010	2009	2008

Pension
Weighted average discount rate	5.73%	6.20%	6.34%
Long-term rate of return on plan assets	8.00%	8.50%	8.75%
Postretirement
Discount rate	5.75%	6.02%	6.32%
Health care cost trend rate assumed for next year	8.00%	8.50%	9.00%
Rate to which the cost trend rate is assumed to
decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 26, 2010 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 4%.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan for the next five years subsequent to 2010 and in the aggregate for the following five years are as follows:

	Pension	Postretirement

2011	$18,760	2,296
2012	19,800	2,122
2013	19,685	2,168
2014	20,326	2,215
2015	21,000	2,227
2016-2020	110,036	11,051

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 26, 2010 and December 27, 2009, the defined benefit plans had total projected benefit obligations of $76,900 and $70,328, respectively, and fair values of plan assets of $68,762 and $69,724, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $2,333, $4,903, and $3,226 in 2010, 2009 and 2008, respectively. In fiscal 2011, the Company expects amortization of $65 of prior service costs, $349 of unrecognized net losses and $(2) of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2010 and in the aggregate for the five years thereafter are as follows: 2011: $1,528; 2012: $1,740; 2013: $1,906; 2014: $2,138; 2015: $2,423; and 2016 through 2020: $16,095.

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

(15)	Leases

Hasbro occupies certain offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2010, 2009 and 2008 amounted to $41,911, $43,562 and $43,634, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2010 and in the aggregate thereafter are as follows: 2011: $28,200; 2012: $24,261; 2013: $20,966; 2014: $10,040; 2015: $6,911; and thereafter: $8,549.

All leases expire prior to the end of 2020. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2010.

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

(16)	Derivative Financial Instruments

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, Euros and British pound sterling and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

The Company also has warrants to purchase common stock that qualify as derivatives. For additional information related to these warrants see note 12. In addition, the Company is also party to several interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. For additional information related to these interest rate swaps see note 9.

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in 2011 and 2012.

At December 26, 2010 and December 27, 2009, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2010		2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Hedged transaction
Inventory purchases	$593,953	11,074	380,661	16,715
Intercompany royalty transactions	179,308	5,344	135,921	7,007
Other	17,047	533	30,268	230

Total	$790,308	16,951	546,850	23,952

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 26, 2010 and December 27, 2009 as follows:

	2010	2009

Prepaid expenses and other current assets
Unrealized gains	$24,710	12,142
Unrealized losses	(9,229)	(1,899)

Net unrealized gain	15,481	10,243

Other assets
Unrealized gains	4,403	13,709
Unrealized losses	(2,933)	—

Net unrealized gain	1,470	13,709

Total net unrealized gain	$16,951	23,952

During the years ended December 26, 2010 and December 27, 2009, the Company reclassified net gains from other comprehensive earnings to net earnings of $17,912 and $21,240, respectively. Of the amount reclassified in 2010 and 2009, $13,249 and $17,173 were reclassified to cost of sales and $4,663 and $4,785 were reclassified to royalty expense, respectively. In addition, net losses of $(132) and $(718) were reclassified to earnings as a result of hedge ineffectiveness in 2010 and 2009, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts. As of December 26, 2010, the total notional amount of the Company’s undesignated derivative instruments was $89,191.

At December 26, 2010 and December 27, 2009, the fair values of the Company’s undesignated derivative financial instruments are recorded in prepaid expenses and other current assets in the consolidated balance sheet as follows:

	2010	2009

Unrealized gains	$27	747
Unrealized losses	(827)	(2,151)

Net unrealized loss	$(800)	(1,404)

The Company recorded net gains (losses) of $4,827, $6,580, and $(42,382) on these instruments to other (income) expense, net for 2010, 2009 and 2008, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company’s derivative financial instruments see notes 2, 9 and 12.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(17)	Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $179,592 and $135,277 at December 26, 2010 and December 27, 2009, respectively. Included in this amount is $114,890 of bonds related to a tax assessment in Mexico. See note 10 for additional discussion.

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 26, 2010, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2011: $39,513; 2012: $46,353; 2013: $85,675; 2014: $14,775; 2015: $14,375; and thereafter: $86,250. At December 26, 2010, the Company had $112,922 of prepaid royalties, $17,922 of which are included in prepaid expenses and other current assets and $95,000 of which are included in other assets.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $140,000 that are not included in the amounts above that may be payable during the next five to six years contingent upon the quantity and types of theatrical movie releases.

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $135,600 and may range from approximately $6,000 to $7,500 per year during the period 2011 to 2015, and approximately $102,000 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

At December 26, 2010, the Company had approximately $340,007 in outstanding purchase commitments.

Hasbro is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

(18)	Segment Reporting

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

The U.S. and Canada segment includes the marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, DVD-based games and trading card and role-playing games within the United States and Canada. Within the International segment, the Company markets and sells both toy and certain game products in markets outside of the U.S. and Canada, primarily the European, Asia Pacific, and Latin and South American regions. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company’s U.S. and Canada and International segments. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations.

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

Results shown for fiscal years 2010, 2009 and 2008 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues
	from		Operating	Depreciation
	External	Affiliate	Profit	and	Capital	Total
	Customers	Revenue	(Loss)	Amortization	Additions	Assets

2010
U.S. and Canada	$2,299,547	16,124	349,594	25,508	1,473	4,571,597
International	1,559,927	69	209,704	20,378	5,554	1,672,326
Entertainment and Licensing	136,488	—	43,234	11,047	8,888	861,971
Global Operations(a)	6,199	1,727,133	18,741	64,123	75,015	1,542,896
Corporate and eliminations(b)	—	(1,743,326)	(33,414)	25,274	21,667	(4,555,564)

Consolidated Total	$4,002,161	—	587,859	146,330	112,597	4,093,226

2009
U.S. and Canada	$2,447,943	10,502	380,580	52,161	2,060	3,901,598
International	1,459,476	165	162,159	28,201	4,339	1,519,542
Entertainment and Licensing	155,013	—	65,572	16,656	1,002	711,631
Global Operations(a)	5,515	1,503,622	9,172	69,764	67,661	1,012,597
Corporate and eliminations(b)	—	(1,514,289)	(28,885)	14,181	29,067	(3,248,476)

Consolidated Total	$4,067,947	—	588,598	180,963	104,129	3,896,892

2008
U.S. and Canada	$2,406,745	15,759	283,152	58,306	7,826	3,796,373
International	1,499,334	332	165,186	24,854	4,797	1,449,572
Entertainment and Licensing	107,929	—	51,035	7,938	139	255,737
Global Operations(a)	7,512	1,619,072	19,450	63,940	80,618	1,409,427
Corporate and eliminations(b)	—	(1,635,163)	(24,527)	11,100	23,763	(3,742,312)

Consolidated Total	$4,021,520	—	494,296	166,138	117,143	3,168,797

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(b)	Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. In accordance with accounting standards related to impairment testing, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in the Corporate segment.

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 26, 2010.

	2010	2009	2008

Boys	$1,367,812	1,470,975	1,344,672
Games and puzzles	1,293,772	1,340,886	1,339,909
Girls	830,383	790,817	829,785
Preschool	509,570	451,401	456,791
Other	624	13,868	50,363

Net revenues	$4,002,161	4,067,947	4,021,520

During 2010, revenues from NERF products accounted for 10.3% of consolidated net revenues. During 2009, revenues from TRANSFORMERS products accounted for 14.5% of consolidated net revenues. No other individual product lines accounted for 10% or more of consolidated net revenues in 2010 or 2009. No individual product lines accounted for 10% or more of consolidated net revenues during 2008.

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2010	2009	2008

Net revenues
United States	$2,173,266	2,363,559	2,339,171
International	1,828,895	1,704,388	1,682,349

	$4,002,161	4,067,947	4,021,520

Long-lived assets
United States	$1,014,149	1,059,304	1,079,908
International	194,841	191,900	174,708

	$1,208,990	1,251,204	1,254,616

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Target Corporation and Toys “R” Us, Inc., amounted to 23%, 12% and 11%, respectively, of consolidated revenues during 2010, 25%, 13% and

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

11%, respectively, of consolidated net revenues during 2009 and 25%, 12% and 10% during 2008. These net revenues were primarily within the U.S. and Canada segment.

Hasbro purchases certain components used in its manufacturing process and certain finished products from manufacturers in the Far East. The Company’s reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company’s operations would be disrupted, potentially for a significant period of time, while alternative sources of product were secured. The imposition of trade sanctions, quotas or other protectionist measures by the United States or the European Union against a class of products imported by Hasbro from, or the loss of “normal trade relations” status by, China could significantly increase the cost of the Company’s products imported into the United States or Europe.

(19)	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year

2010
Net revenues	$672,371	737,791	1,313,302	1,278,697	4,002,161
Operating profit	69,327	79,726	237,757	201,049	587,859
Earnings before income taxes	54,230	61,037	219,073	173,380	507,720
Net earnings	58,943	43,631	155,164	140,014	397,752

Per common share
Net earnings
Basic	$0.43	0.30	1.12	1.02	2.86
Diluted	0.40	0.29	1.09	0.99	2.74
Market price
High	$38.82	43.71	45.55	50.17	50.17
Low	30.20	36.50	37.65	44.22	30.20
Cash dividends declared	$0.25	0.25	0.25	0. 25	1.00

	Quarter
	First	Second	Third	Fourth	Full Year

2009
Net revenues	$621,340	792,202	1,279,221	1,375,184	4,067,947
Operating profit	41,217	73,073	230,709	243,599	588,598
Earnings before income taxes	28,587	56,854	217,859	226,397	529,697
Net earnings	19,730	39,275	150,362	165,563	374,930

Per common share
Net earnings
Basic	$0.14	0.28	1.08	1.20	2.69
Diluted	0.14	0.26	0.99	1.09	2.48
Market price
High	$29.91	29.23	29.36	32.47	32.47
Low	21.14	22.27	22.79	26.82	21.14
Cash dividends declared	$0.20	0.20	0.20	0.20	0.80

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 26, 2010. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 26, 2010. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework”. Based on this assessment, Hasbro’s management concluded that, as of December 26, 2010, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Providence, Rhode Island
February 23, 2011

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 26, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is currently in the process of a multi-year global initiative to upgrade its existing SAP system and implement enhanced global business practices. During the second quarter of 2010, the SAP upgrade was completed for the U.S. and Canada operations. There were no significant changes in the Company’s internal controls over financial reporting resulting from the completion of this phase of the project. The next phase of the project consists of the implementation of the SAP upgrade in Europe along with enhanced global business practices in the Company’s European business, including consolidation of various activities to improve efficiency. This phase is anticipated to be completed during the first quarter of 2011.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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

In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s five Board Committees, are all available free of charge upon request to the Company’s Senior Vice President, Chief Legal Officer and Secretary, Barbara Finigan, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02862-1059.

Item 11.	Executive Compensation

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Included in PART II of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 26, 2010 and December 27, 2009
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2010, 2009, and 2008
Consolidated Statements of Shareholders’ Equity for the Three Fiscal Years Ended in December 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2010, 2009, and 2008
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
For the Three Fiscal Years Ended in December 2010, 2009, and 2008:
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

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
		(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
		(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
		(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
		(f)	Revolving Credit Agreement, dated as of December 16, 2010, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2010, File No. 1-6682.)
10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)

Exhibit

	(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
	(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
	(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(f)	Lease extension and Amending Agreement between Central Toy and Hasbro Canada, dated January 31, 2010. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 28, 2010, File No. 1-6682.)
	(g)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(h)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(i)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(j)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(k)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(l)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(m)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)

Exhibit

	(n)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(o)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(p)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(q)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(r)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(s)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(t)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(u)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(v)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(w)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(x)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(y)	Form of Employment Agreement between the Company and two Company executives (Brian Goldner and David D.R. Hargreaves). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(z)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(y) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)

Exhibit

	(aa)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10 (y) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(bb)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(cc)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(dd)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(ee)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ff)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(gg)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(hh)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(ii)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(jj)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(kk)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ll)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(mm)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(nn)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(oo)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(pp)	Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)

Exhibit

	(qq)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(rr)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for its 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(ss)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2010, File No. 1-6682.)
	(tt)	Form of Premium-Priced Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(uu)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2010, File No. 1-6682.)
	(vv)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(zz) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(ww)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(xx)	Hasbro, Inc. 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2010, File No. 1-6682.)
	(yy)	Amended and Restated Employment Agreement, dated March 26, 2010, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 30, 2010, File No. 1-6682.)
	(zz)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(aaa)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
	(bbb)	Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ccc)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
	(ddd)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
	(eee)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)

Exhibit

(fff) Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
(ggg) Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
12	.	Statement re computation of ratios.
21	.	Subsidiaries of the registrant.
23	.	Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32	.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101*		The following materials from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hasbro, Inc.:

Under date of February 23, 2011, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2010, which are included in the Form 10-K for the fiscal year ended December 26, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Providence, Rhode Island
February 23, 2011

HASBRO, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
Fiscal Years Ended in December
(Thousands of Dollars)

		Provision
	Balance at	Charged to			Balance
	Beginning of	Cost and	Other	Write-Offs	at End of
	Year	Expenses	Additions	and Other(a)	Year

Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2010	$32,800	3,500	—	(5,100)	$31,200

2009	$32,400	3,970	—	(3,570)	$32,800

2008	$30,600	4,680	—	(2,880)	$32,400

(a)	Includes write-offs, recoveries of previous write-offs, and translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.
(Registrant)

By: /s/ Brian Goldner Brian Goldner President and Chief Executive Officer	Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred J. Verrecchia Alfred J. Verrecchia	Chairman of the Board	February 23, 2011

/s/ Brian Goldner Brian Goldner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2011

/s/ Deborah Thomas Deborah Thomas	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2011

/s/ Basil L. Anderson Basil L. Anderson	Director	February 23, 2011

/s/ Alan R. Batkin Alan R. Batkin	Director	February 23, 2011

/s/ Frank J. Biondi, Jr. Frank J. Biondi, Jr.	Director	February 23, 2011

/s/ Kenneth A. Bronfin Kenneth A. Bronfin	Director	February 23, 2011

/s/ John M. Connors, Jr. John M. Connors, Jr.	Director	February 23, 2011

/s/ Michael W.O. Garrett Michael W.O. Garrett	Director	February 23, 2011

/s/ Lisa Gersh Lisa Gersh	Director	February 23, 2011

/s/ Jack M. Greenberg Jack M. Greenberg	Director	February 23, 2011

/s/ Alan G. Hassenfeld Alan G. Hassenfeld	Director	February 23, 2011

/s/ Tracy A. Leinbach Tracy A. Leinbach	Director	February 23, 2011

/s/ Edward M. Philip Edward M. Philip	Director	February 23, 2011

HASBRO, INC.

Annual Report on Form 10-K
for the Year Ended December 26, 2010

Exhibit Index

Exhibit

3	.	Articles of Incorporation and Bylaws
		(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
		(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
		(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
		(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4	.	Instruments defining the rights of security holders, including indentures.
		(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
		(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
		(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
		(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
		(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
		(f)	Revolving Credit Agreement, dated as of December 16, 2010, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2010, File No. 1-6682.)
10	.	Material Contracts
		(a)	Lease between Hasbro Canada Corporation (formerly named Hasbro Industries (Canada) Ltd.)(“Hasbro Canada”) and Central Toy Manufacturing Co. (“Central Toy”), dated December 23, 1976. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-14, File No. 2-92550.)

Exhibit

	(b)	Lease between Hasbro Canada and Central Toy, together with an Addendum thereto, each dated as of May 1, 1987. (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1987, File No. 1-6682.)
	(c)	Addendum to lease, dated March 5, 1998, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 1997, File No. 1-6682.)
	(d)	Letter agreement, dated December 13, 2000, between Hasbro Canada and Central Toy. (Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 1-6682.)
	(e)	Indenture and Agreement of Lease between Hasbro Canada and Central Toy, dated November 11, 2003. (Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2003, File No. 1-6682.)
	(f)	Lease extension and Amending Agreement between Central Toy and Hasbro Canada, dated January 31, 2010. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 28, 2010, File No. 1-6682.)
	(g)	Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(h)	First Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of September 25, 1998. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)(Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(i)	Seventeenth Amendment to Toy License Agreement between Lucas Licensing Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(j)	Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of October 14, 1997. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1998, File No. 1-6682.)
	(k)	First Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of September 25, 1998. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 27, 1998, File No. 1-6682.)
	(l)	Second Amendment to Agreement of Strategic Relationship between Lucasfilm Ltd. and the Company, dated as of January 30, 2003. (Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2002, File No. 1-6682.)
	(m)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(n)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)

Exhibit

	(o)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(p)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(q)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(r)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(s)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(t)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(u)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(v)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(w)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(x)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(y)	Form of Employment Agreement between the Company and two Company executives (Brian Goldner and David D.R. Hargreaves). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(z)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(y) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(aa)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10 (y) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(bb)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

Exhibit

	(cc)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(dd)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(ee)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ff)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(gg)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(hh)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(ii)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(jj)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(kk)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ll)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(mm)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(nn)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(oo)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(pp)	Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(qq)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(rr)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for its 2010 Annual Meeting of Shareholders, File No. 1-6682.)

Exhibit

		(ss)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2010, File No. 1-6682.)
		(tt)	Form of Premium-Priced Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
		(uu)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2010, File No. 1-6682.)
		(vv)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(zz) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
		(ww)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
		(xx)	Hasbro, Inc. 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2010, File No. 1-6682.)
		(yy)	Amended and Restated Employment Agreement, dated March 26, 2010, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 30, 2010, File No. 1-6682.)
		(zz)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
		(aaa)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
		(bbb)	Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
		(ccc)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
		(ddd)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
		(eee)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
		(fff)	Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
		(ggg)	Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
12	.	Statement re computation of ratios.
21	.	Subsidiaries of the registrant.
23	.	Consent of KPMG LLP.

Exhibit

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32	.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101*		The following materials from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.