Form 10-Q
period 2011-03-27
HASBRO INC
filed 2011-05-04
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 15, 2011 was 136,238,227.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	March 27,	March 28,	Dec. 26,
Assets	2011	2010	2010
	---------	---------	---------
Current assets
Cash and cash equivalents	$927,422	1,259,799	727,796
Accounts receivable, less allowance
for doubtful accounts of $33,300, $32,500,
and $31,200	558,980	526,031	961,252
Inventories	401,309	226,784	364,194
Prepaid expenses and other current assets	173,070	200,226	167,807
	--------------	--------------	--------------
Total current assets	2,060,781	2,212,840	2,221,049

Property, plant and equipment, less accumulated
depreciation of $437,900, $432,400, and
$430,200	238,403	220,522	233,580
	--------------	--------------	--------------

Other assets
Goodwill	475,343	474,401	474,813
Other intangibles, less accumulated amortization
of $586,700, $570,400 and $586,900	489,910	542,942	500,597
Other	675,904	627,318	663,187
	--------------	--------------	--------------
Total other assets	1,641,157	1,644,661	1,638,597
	--------------	--------------	--------------

Total assets	$3,940,341	4,078,023	4,093,226
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	March 27,	March 28,	Dec. 26,
Liabilities and Shareholders' Equity	2011	2010	2010
	---------	---------	---------
Current liabilities
Short-term borrowings	$37,923	11,438	14,568
Current portion of long-term debt	-	138,651	-
Accounts payable	142,876	128,780	132,517
Accrued liabilities	445,733	412,974	571,716
	--------------	--------------	--------------
Total current liabilities	626,532	691,843	718,801

Long-term debt, excluding current portion	1,396,695	1,390,484	1,397,681
Other liabilities	386,126	325,842	361,324
	--------------	--------------	--------------
Total liabilities	2,409,353	2,408,169	2,477,806
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	624,666	516,488	625,961
Retained earnings	2,954,517	2,744,517	2,978,317
Accumulated other comprehensive (loss) earnings	(1,763)	56,043	8,149
Treasury stock, at cost; 72,890,160 shares at
March 27, 2011; 69,288,243 shares at
March 28, 2010 and 72,278,515 at
December 26, 2010	(2,151,279)	(1,752,041)	(2,101,854)
	--------------	--------------	--------------
Total shareholders' equity	1,530,988	1,669,854	1,615,420
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,940,341	4,078,023	4,093,226
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	-------------------------------------------
	March 27, 2011	March 28, 2010
	----------------	----------------
Net revenues	$ 671,986	672,371
Costs and expenses
Cost of sales	267,246	262,679
Royalties	43,226	43,782
Product development	45,818	40,324
Advertising	66,537	71,174
Amortization of intangibles	10,696	11,384
Program production cost amortization	3,117	-
Selling, distribution and administration	186,423	173,701
	------------	------------
Total costs and expenses	623,063	603,044
	------------	------------
Operating profit	48,923	69,327
	------------	------------
Nonoperating (income) expense
Interest expense	21,375	16,792
Interest income	(1,412)	(830)
Other (income) expense, net	6,122	(865)
	------------	------------
Total nonoperating expense, net	26,085	15,097
	------------	------------
Earnings before income taxes	22,838	54,230

Income tax expense (benefit)	5,642	(4,713)
	------------	------------
Net earnings	$ 17,196	58,943
	=======	=======

Net earnings per common share
Basic	$ 0.12	0.43
	=======	=======
Diluted	$ 0.12	0.40
	=======	=======
Cash dividends declared per common share	$ 0.30	0.25
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Quarter Ended
	--------------------------------------
	March 27, 2011	March 28, 2010
	-------------------	------------------
Cash flows from operating activities
Net earnings	$17,196	58,943
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation of plant and equipment	20,322	17,916
Amortization of intangibles	10,696	11,384
Program production cost amortization	3,117	-
Deferred income taxes	(584)	15,096
Stock-based compensation	7,384	7,182
Change in operating assets and liabilities:
Decrease in accounts receivable	419,622	502,295
Increase in inventories	(28,022)	(22,045)
Increase in prepaid expenses and other current assets	(11,024)	(13,889)
Program production costs	(16,613)	(4,273)
Decrease in accounts payable and accrued liabilities	(152,626)	(283,925)
Other, including long-term portion of royalty advances	7,026	(23,567)
	------------	--------------
Net cash provided by operating activities	276,494	265,117
	------------	--------------
Cash flows from investing activities
Additions to property, plant and equipment	(22,396)	(20,783)
Other	(2,037)	(332)
	------------	--------------
Net cash utilized by investing activities	(24,433)	(21,115)
	------------	--------------
Cash flows from financing activities
Net proceeds from borrowings with original maturities of
more than three months	-	492,528
Net proceeds (repayments) from short-term borrowings	23,622	(1,948)
Purchases of common stock	(58,320)	(95,597)
Stock option transactions	9,732	11,860
Excess tax benefits from stock-based compensation	1,868	2,592
Dividends paid	(34,297)	(27,292)
	------------	--------------
Net cash (utilized) provided by financing activities	(57,395)	382,143
	------------	--------------
Effect of exchange rate changes on cash	4,960	(2,391)
	------------	--------------
Increase in cash and cash equivalents	199,626	623,754
Cash and cash equivalents at beginning of year	727,796	636,045
	------------	--------------
Cash and cash equivalents at end of period	$927,422	1,259,799
	======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	------------------------------------
	March 27, 2011	March 28, 2010
	-------------------	-------------------
Supplemental information
Cash paid during the period for:
Interest	$ 31,223	14,771
Income taxes	$ 3,921	23,395

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	-----------------------------------
	March 27, 2011	March 28, 2010
	-------------------	--------------------
Net earnings	$ 17,196	58,943
Other comprehensive loss	(9,912)	(2,588)
	-----------	------------
Total comprehensive earnings	$ 7,284	56,355
	======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of March 27, 2011 and March 28, 2010, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended March 27, 2011 and March 28, 2010 are both 13-week periods.

The results of operations for the quarter ended March 27, 2011 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2010 period representative of those actually experienced for the full year 2010.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the year ended December 26, 2010 in its Annual Report on Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

Certain amounts in the Company’s 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Substantially all of the Company's inventories consist of finished goods.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Earnings Per Share

Net earnings per share data for the fiscal quarters ended March 27, 2011 and March 28, 2010 were computed as follows:

	2011		2010
	-----------------		-----------------
	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 17,196	17,196	58,943	58,943
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021, net of tax	-	-	-	1,017
	------------	------------	------------	------------
Adjusted net earnings	$ 17,196	17,196	58,943	59,960
	=======	=======	=======	=======

Average shares outstanding	137,645	137,645	137,320	137,320
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	-	-	10,989
Options and other share-based awards	-	3,308	-	2,973
	------------	------------	------------	------------
Equivalent shares	137,645	140,953	137,320	151,282
	=======	=======	=======	=======

Net earnings per common share	$ 0.12	0.12	0.43	0.40
	=======	=======	=======	=======

For the quarter ended March 28, 2010, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion.  During the first and second quarter of 2010, all of these debentures were either converted into shares of common stock or redeemed and, accordingly, no adjustment is necessary for these debentures in the first quarter of 2011.

Options to acquire shares totaling 1,173 at March 27, 2011 and 2,327 at March 28, 2010 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings

Other comprehensive losses for the quarters ended March 27, 2011 and March 28, 2010 consist of the following:

	2011	2010
	------	------
Foreign currency translation adjustments	$ 28,669	(26,009)
(Loss) gain on cash flow hedging activities, net of tax	(37,008)	24,995
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(1,573)	(1,574)
	----------	----------
Other comprehensive loss	$ (9,912)	(2,588)
	======	======

At March 27, 2011, the Company had remaining deferred losses on hedging instruments, net of tax, of $23,149, in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain anticipated inventory purchases and other cross-border transactions through 2012. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties and expenses. Of the net deferred losses included in AOCE at March 27, 2011, the Company expects approximately $4,800 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4) Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short-term borrowings, accounts payable and certain accrued liabilities. At March 27, 2011, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at March 27, 2011 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of March 27, 2011, March 28, 2010, and December 26, 2010 are as follows:

	March 27, 2011		March 28, 2010		Dec. 26, 2010
	--------------------		--------------------		----------------------------
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	-------	------	-------	------	-------	------
6.125% Notes Due 2014	$ 436,800	465,545	430,589	466,735	437,786	462,698
6.30% Notes Due 2017	350,000	386,295	350,000	380,590	350,000	382,830
2.75% Convertible Debentures Due 2021	-	-	138,651	242,122	-	-
6.60% Debentures Due 2028	109,895	113,115	109,895	111,543	109,895	110,038
6.35% Notes Due 2040	500,000	498,800	500,000	491,900	500,000	499,900
	-------------	-----------	-------------	-----------	-------------	-----------
Total long-term debt	$1,396,695	1,463,755	1,529,135	1,692,890	1,397,681	1,455,466
	=======	=======	=======	=======	=======	=======

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $11,800, $5,589, and $12,786 at March 27, 2011, March 28, 2010, and December 26, 2010, respectively, related to interest rate swaps.  All other carrying costs represent principal amounts.  Total principal amounts of long-term debt at March 27, 2011, March 28, 2011, and December 26, 2010 were each $1,384,895, $1,523,546, and $1,384,895, respectively.

The fair value of the convertible debt was based on an average of the prices of trades occurring around the balance sheet date.  The fair value of the Company’s other long-term borrowings is measured using a combination of broker quotations when available and discounted future cash flows. The fair value of the interest rate swaps are measured based on the present value of future cash flows using the swap curve as of the date of valuation.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company is party to a series of interest rate swap agreements which effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014 which match the maturity date of the related notes. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At March 27, 2011, March 28, 2010 and December 26, 2010, the fair values of these contracts were $11,800, $5,589, and $12,786, respectively, which are recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded a loss of $(986) and a gain of $8,314 on these instruments in other (income) expense, net for the quarters ended March 27, 2011 and March 28, 2010, respectively, relating to the change in fair value of such derivatives, wholly offsetting losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

At March 28, 2010, the Company had $138,651 outstanding in principal amount of contingent convertible debentures due 2021. If the closing price of the Company's common stock exceeded $23.76 for at least 20 trading days, within the 30 consecutive trading day period ending on the last trading day of the calendar quarter, the holders had the right to convert the notes to shares of the Company's common stock at the initial conversion price of $21.60 in the next calendar quarter. During the first quarter of 2010, holders of these debentures converted $111,177 of these debentures which resulted in the issuance of 5,147 shares of common stock. In addition, if the closing price of the Company's common stock exceeded $27.00 for at least 20 trading days in any thirty day period, the Company had the right to call the debentures by giving notice to the holders of the debentures. During a prescribed notice period following a call by the Company, the holders of the debentures had the right to convert their debentures in accordance with the conversion terms described above. On March 29, 2010, the Company gave notice of its election to redeem all of the outstanding debentures on April 29, 2010 at a redemption price to be paid in cash of $1,011.31 per $1,000 principal amount, which was equal to the par value thereof plus accrued and unpaid cash interest through April 29, 2010. During the notice period, $138,467 of the debentures were converted by the holders, resulting in the issuance of 6,410 shares of common stock. The remaining debentures were redeemed at a total cost of $186, which included accrued interest through the redemption date.

(5) Income Taxes

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

In connection with the Mexican tax examinations for the years 2000 to 2005, the Company has received tax assessments totaling approximately $191,900 (at March 27, 2011 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2003, as is usual and customary in Mexico with respect to these matters. Accordingly, as of March 27, 2011, bonds totaling approximately $127,390 (at March 27, 2011 exchange rates) have been provided to the Mexican government related to the 2000 to 2003 assessments, allowing the Company to defend its positions. The Company currently does not expect to be required to guarantee the amount of the 2004 or 2005 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2005.

The Company believes that it is reasonably possible that certain tax examinations may be concluded and statutes of limitations will expire within the next twelve months, and that liabilities for unrecognized tax benefits, inclusive of penalties and interest, may decrease by up to approximately $24,000. This may result in the recognition of an income tax benefit of up to $22,000 and the reversal of approximately $2,000 of deferred tax assets, dependent on the ultimate outcome of the tax examinations and expiration of statutes of limitations. The unrecognized tax benefits primarily relate to both the timing and the nature of the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions.

(6) Fair Value of Financial Instruments

The Company measures certain financial instruments at fair value. The fair value hierarchy consists of three levels: Level 1 fair values are based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At March 27, 2011, March 28, 2010, and December 26, 2010, these investments totaled $21,359, $20,850, and $21,767, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains of $157 and $295 on these investments in other (income)

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

expense, net for the quarters ended March 27, 2011 and March 28, 2010, respectively, related to the change in fair value of such investments.

At March 27, 2011, March 28, 2010 and December 26, 2010, the Company had the following assets measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
March 27, 2011
---------------------
Available-for-sale securities	$ 21,387	28	21,359	-
Derivatives	(10,727)	-	(19,341)	8,614
	--------	-------	---------	-------
Total	$ 10,660	28	2,018	8,614
	=====	====	======	====
March 28, 2010
---------------------
Available-for-sale securities	$ 20,889	39	20,850	-
Derivatives	63,148	-	55,536	7,612
	--------	-------	---------	-------
Total	$ 84,037	39	76,386	7,612
	=====	====	======	====
December 26, 2010
---------------------
Available-for-sale securities	$ 21,791	24	21,767	-
Derivatives	38,092	-	28,937	9,155
	--------	-------	---------	-------
Total	$ 59,883	24	50,704	9,155
	=====	====	======	====

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s derivatives also include interest rate swaps used to effectively adjust the interest rates on a

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

portion of the Company’s long-term debt from fixed to variable. The fair values of the interest rate swaps are measured based on the present value of future cash flows using the swap curve as of the valuation date. The remaining derivative instruments consist of warrants to purchase common stock of two unrelated companies. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2011.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3):

	2011	2010
	-----------	-----------
Balance at beginning of year	$9,155	6,808
Gain (loss) from change in fair value	(541)	804
	--------	--------
Balance at end of first quarter	$8,614	7,612
	=====	=====

(7) Pension, Postretirement and Postemployment Benefits

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 27, 2011 and March 28, 2010 are as follows:

	Pension		Postretirement
	------------------		------------------
	2011	2010	2011	2010
	-------	-------	-------	-------
Service cost	$ 1,079	1,082	171	153
Interest cost	5,223	5,236	440	450
Expected return on assets	(6,249)	(6,144)	-	-
Net amortization and deferrals	1,295	1,095	18	-
	--------	--------	--------	--------
Net periodic benefit cost	$ 1,348	1,269	629	603
	=====	=====	=====	=====

In the first quarter of fiscal 2011, the Company made cash contributions to its defined benefit pension plans of approximately $1,800 in the aggregate. The Company expects to contribute approximately $5,400 during the remainder of fiscal 2011.

(8) Derivative Financial Instruments

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars and Euros and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

The Company also has warrants to purchase common stock of two unrelated companies that constitute and are accounted for as derivatives. For additional information related to these warrants see Note 6. In addition the Company is party to several interest rate swap agreements to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. For additional information related to these interest rate swaps see Note 4.

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

At March 27, 2011, March 28, 2010 and December 26, 2010, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 27, 2011		March 28, 2010		Dec. 26, 2010
	---------------		---------------		---------------
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
----------------------------	--------------	----------	-------------	-----------	-----------	----------
Inventory purchases	$ 598,637	(25,697)	333,838	37,366	593,953	11,074
Intercompany royalty transactions	173,760	(6,144)	124,405	13,283	179,308	5,344
Other	11,123	711	21,848	(701)	17,047	533
	------------	----------	------------	----------	-----------	----------
Total	$ 783,520	(31,130)	480,091	49,948	790,308	16,951
	=======	======	=======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at March 27, 2011, March 28, 2010, and December 26, 2010 as follows:

	Mar. 27, 2011	Mar. 28, 2010	Dec. 26, 2010
	-------------------	-------------------	-------------------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ 3,977	26,666	24,710
Unrealized losses	(1,519)	(2,881)	(9,229)
	------------	------------	------------
Net unrealized gain	2,458	23,785	15,481
	------------	------------	------------
Other assets
---------------------
Unrealized gains	-	26,163	4,403
Unrealized losses	-	-	(2,933)
	------------	------------	------------
Net unrealized gain	-	26,163	1,470
	------------	------------	------------
Total asset derivatives	$ 2,458	49,948	16,951
	=======	=======	=======
Accrued expenses and other liabilities
-----------------------------------------------------------
Unrealized gains	$ 7,981	-	-
Unrealized losses	(19,992)	-	-
	------------	------------	------------
Net unrealized loss	(12,011)	-	-
	------------	------------	------------
Other long-term liabilities
-------------------------------------
Unrealized gains	17	-	-
Unrealized losses	(21,594)	-	-
	------------	------------	------------
Net unrealized loss	(21,577)	-	-
	------------	------------	------------
Total liability derivatives	$ (33,588)	-	-
	=======	=======	=======

During the quarters ended March 27, 2011 and March 28, 2010, the Company reclassified net gains from other comprehensive earnings to net earnings of $1,846 and $1,919, respectively. Of the amount reclassified during the quarter ended March 27, 2011, $1,024 was reclassified to cost of sales and $822 was reclassified to royalty expense. Of the amount reclassified during the quarter ended March 28, 2010, $1,112 and $807 were reclassified to cost of sales and royalty expense, respectively. In the first quarters of 2011 and 2010 there were no

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

reclassifications to earnings as a result of hedge ineffectiveness.  In the first quarter of 2011, the Company recognized a loss of approximately $3,700 in other (income) expense related to certain derivatives which no longer qualified for hedge accounting.

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At March 27, 2011, March 28, 2010 and December 26, 2010, the total notional amounts of the Company’s undesignated derivative instruments were $24,573, $27,193 and $89,191, respectively.

At March 27, 2011, March 28, 2010, and December 26, 2010, the fair values of the Company’s undesignated derivative financial instruments were recorded in accrued liabilities in the consolidated balance sheets as follows:

	Mar. 27, 2011	Mar. 28, 2010	Dec. 26, 2010
	---------	---------	---------
Unrealized gains	$ 80	292	27
Unrealized losses	(91)	(293)	(827)
	--------	---------	---------
Net unrealized (loss) gain	$ (11)	(1)	(800)
	=====	=====	=====

The Company recorded net gains of $1,698 and $120 on these instruments to other (income) expense, net for the quarters ended March 27, 2011 and March 28, 2010, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company’s derivative financial instruments see Notes 4 and 6.

(9) Segment Reporting

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

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2011, nor were those of the comparable 2010 periods representative of those actually experienced for the full year 2010. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarters ended March 27, 2011 and March 28, 2010 are as follows.

	2011		2010
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$391,152	3,525	424,710	2,724
International	254,332	83	221,719	24
Entertainment and Licensing	24,641	429	25,109	-
Global Operations (a)	1,861	251,855	833	246,060
Corporate and Eliminations	-	(255,892)	-	(248,808)
	------------	------------	------------	------------
	$671,986	-	672,371	-
	=======	=======	=======	=======

	2011	2010
	---------------------	---------------------
Operating profit (loss)
U.S. and Canada	$ 41,012	61,131
International	(1,733)	(2,430)
Entertainment and Licensing	5,431	9,366
Global Operations (a)	(7,209)	(2,728)
Corporate and Eliminations (b)	11,422	3,988
	----------	----------
	$ 48,923	69,327
	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Total assets	March 27, 2011 -------------	March 28, 2010 -------------	Dec. 26, 2010 -------------
U.S. and Canada	$4,579,394	3,656,436	4,571,597
International	1,539,115	1,316,450	1,672,326
Entertainment and Licensing	905,640	740,867	861,971
Global Operations	1,573,368	1,006,218	1,542,896
Corporate and Eliminations (b)	(4,657,176)	(2,641,948)	(4,555,564)
	--------------	--------------	--------------
	$3,940,341	4,078,023	4,093,226
	========	========	========

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

The following table presents consolidated net revenues by class of principal products for the quarters ended March 27, 2011 and March 28, 2010. Effective at the beginning of fiscal 2011, the Company has reclassified certain of its products from the Boys category to the Preschool category. The table below presents the 2010 net revenues reclassified to reflect the 2011 product category classifications.

	2011	2010
	----------	---------
Boys	$ 290,232	232,122
Games and puzzles	200,352	227,024
Girls	113,156	129,385
Preschool	68,236	83,644
Other	10	196
	------------	------------
Net revenues	$ 671,986	672,371
	=======	=======

.

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

EXECUTIVE SUMMARY

----------------------------------

Hasbro, Inc. (“Hasbro” or the “Company”) is a worldwide leader in children’s and family leisure time products and services with a broad portfolio of brands and entertainment properties.  As a branded play, consumer-focused global company, Hasbro applies its brand blueprint to all of its operations.  The brand blueprint revolves around the objective of continuously re-imagining, re-inventing, and re-igniting the Company’s brands through a wide range of innovative toys and games, entertainment offerings, including television programming and motion pictures, and licensed products, under well-known brands such as TRANSFORMERS, PLAYSKOOL, NERF, LITTLEST PET SHOP, MY LITTLE PONY, G.I. JOE, TONKA, MILTON BRADLEY, PARKER BROTHERS, CRANIUM, and WIZARDS OF THE COAST. This is the first year in a multi-year strategic plan in which the Company expects to have significant initiatives across all elements of its brand blueprint, including television and movies, digital gaming, licensing and its broad portfolio of toys and games.

The Company earns revenue and generates cash primarily through the sale of a variety of toy and game products, as well as through the out-licensing of rights for use of its properties in connection with non-competing products, including digital games, offered by third-parties. The Company’s product offerings encompass a broad variety of toys including boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy related specialty products.  Games offerings include traditional board, card, hand-held electronic, trading card, role-playing and DVD games, as well as electronic learning aids and puzzles. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties owned by third parties, such as the MARVEL, SESAME STREET and STAR WARS properties. The Company sells its products both within the United States and in a number of international markets. The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2010, 2009 and 2008, the second half of the year accounted for 65%, 65% and 63% of the Company’s net revenues, respectively.

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

The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, G.I. JOE and NERF, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first quarter of 2011 the Company had strong revenues from core brands, namely NERF, TRANSFORMERS, MAGIC: THE GATHERING, LITTLEST PET SHOP, FURREAL FRIENDS, SUPERSOAKER and PLAY-DOH. The Company’s strategy of re-imagining, re-inventing and re-igniting its brands has been instrumental in achieving its overall long-term growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. Since 2007, the Company has had two major motion pictures based on its TRANSFORMERS brand and one major motion picture based on its G.I JOE brand released by major motion picture studios.  In July of 2011, the third major motion picture movie based on the TRANSFORMERS brand, TRANSFORMERS: DARK OF THE MOON, is expected to  be released by Paramount  Pictures Corporation. The Company has developed and marketed product lines based on these motion pictures. In addition, the Company has entered into a strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of Hasbro’s core brands, with the potential for production of two additional pictures. The first movie under this relationship is expected to be released in 2012. In addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands, which has proved instrumental to achieving its overall long-term growth objectives.

As part of its strategy to use entertainment experiences to drive its brands, the Company is a partner in a joint venture with Discovery Communications, Inc. (“Discovery”) which runs THE HUB, a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on the network includes content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties. In connection with its television initiative, the Company established Hasbro Studios, an internal wholly-owned production studio that is responsible for the creation and development of television programming based primarily on Hasbro’s brands. Hasbro Studios creates programming for distribution in the United States on THE HUB, and for distribution on other networks in international markets. The

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Company incurred a certain level of investment spending leading up to the debut of THE HUB in October 2010.  In addition, the Company incurred costs in 2010 and the first quarter of 2011, and will incur costs in the future related to the production of television programming by Hasbro Studios. The Company believes that its television initiative, including developing programming based on its brands for distribution in the United States and in international markets, supports its strategy of growing its core brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in any form or format.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including IRON MAN and SPIDER-MAN; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. The majority of product offerings under the Sesame Workshop license will commence in the second half of 2011. In 2010, the Company had significant sales of products related to the movie release of IRON MAN 2 in May 2010 as well as continued strong sales of STAR WARS products. In 2011 the Company expects significant sales of products related to the expected Marvel movie releases of THOR in May 2011 and CAPTAIN AMERICA: THE FIRST AVENGER in July 2011. In addition, in the second half of 2010 the Company re-introduced BEYBLADE products, a licensed property. The Company also expects significant sales of BEYBLADE products during 2011.

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

The Company is investing to grow its business in emerging international markets. During the past few years, the Company commenced or expanded its operations in China, Brazil, Russia, Korea, Romania, Czech Republic, and most recently Peru and Colombia. In addition, the Company is seeking to grow its business in entertainment and digital gaming, and will continue

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

to evaluate strategic alliances and acquisitions which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms of media.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2010, the Company’s Board of Directors (the “Board”) adopted five successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,325,000. The fifth authorization was approved in April 2010 for $625,000. At March 27, 2011, the Company had $86,409 remaining on this authorization. For the quarter ended March 27, 2011, the Company invested $63,687 in the repurchase of 1,400 shares of common stock in the open market. For the years ended 2010, 2009 and 2008, the Company spent $636,681, $90,994 and $357,589, respectively, to repurchase 15,763, 3,172 and 11,736 shares, respectively, in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return excess cash through the payment of quarterly dividends. Effective for the dividend payable in May 2011, the Company’s Board of Directors increased the Company’s quarterly dividend rate 20% to $0.30 per share from $0.25 per share.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended March 27, 2011 and March 28, 2010.

	2011	2010
	-------	-------
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	39.8	39.1
Royalties	6.4	6.5
Product development	6.8	6.0
Advertising	9.9	10.6
Amortization of intangibles	1.6	1.7
Program production cost amortization	0.5	-
Selling, distribution and administration	27.7	25.8
	--------	--------
Operating profit	7.3	10.3
Interest expense	3.2	2.5
Interest income	(0.2)	(0.1)
Other (income) expense, net	0.9	(0.2)
	--------	--------
Earnings before income taxes	3.4	8.1
Income tax expense (benefit)	0.8	(0.7)
	--------	--------
Net earnings	2.6%	8.8%
	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

RESULTS OF OPERATIONS
-----------------------------------------
The quarters ended March 27, 2011 and March 28, 2010 were both 13-week periods. Net earnings for the first quarter of 2011 were $17,196, compared to net earnings of $58,943 for the first quarter of 2010. Basic and diluted earnings per share for the first quarter of 2011 were each $0.12 compared to basic and diluted earnings per share in the first quarter of 2010 of $0.43 and $0.40, respectively. Net earnings for the quarter ended March 28, 2010 include a favorable tax adjustment of approximately $21,200, or $0.14 per diluted share, related to the recognition of certain previously unrecognized tax benefits and reversal of related accrued interest due to the completion of a tax audit.

Consolidated net revenues for the quarter ended March 27, 2011 remained flat at $671,986 compared to $672,371 for the quarter ended March 28, 2010. Consolidated net revenues were positively impacted by foreign currency translation in the amount of approximately $4,800, or 1%, for the quarter ended March 27, 2011 as the result of the weaker U.S. dollar in 2011. Operating profit for the quarter ended March 27, 2011 was $48,923 compared to $69,327 for the quarter ended March 28, 2010.

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended March 27, 2011 and March 28, 2010.

	2011	2010	% Change
	-------------	------------	-------------
Net revenues
U.S. and Canada segment	$ 391,152	424,710	-8%
International segment	254,332	221,719	15%
Entertainment and Licensing segment	24,641	25,109	-2%

Operating profit (loss)
U.S. and Canada segment	$ 41,012	61,131	-33%
International segment	(1,733)	(2,430)	29%
Entertainment and Licensing segment	5,431	9,366	-42%

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended March 27, 2011 decreased 8% to $391,152 from $424,710 for the quarter ended March 28, 2010. The decrease in the quarter was driven by decreased sales in the games and puzzles, preschool and girls categories partially offset by increased sales in the boys category. The decrease in the games and puzzles category was driven by decreased sales of board games partially offset by increased sales of MAGIC: THE GATHERING products.  Decreases in the preschool category were primarily due to decreased sales of PLAY-DOH products and, to a lesser extent, decreased sales of TONKA and PLAYSKOOL products. The decrease in the girls category was primarily due to decreased sales of LITTLEST PET SHOP products partially offset by increased sales from the FURREAL FRIENDS line. These decreases were offset by increased sales in the boys category driven by sales of BEYBLADE products which was reintroduced in late 2010 as well as increased sales of TRANSFORMERS and SUPERSOAKER products. These increases in the boys category were partially offset by decreased sales from NERF products. Although the Company made some shipments of TRANSFORMERS products in the first quarter related to the expected motion picture release of TRANSFORMERS: DARK OF THE MOON in July 2011, these shipments are expected to significantly increase in the second quarter and the remainder of 2011.

U.S. and Canada segment operating profit decreased to $41,012 for the quarter ended March 27, 2011 compared to $61,131 for the quarter ended March 28, 2010. The decrease in operating profit for the quarter was primarily the result of the lower revenues discussed above and, to a lesser extent, higher product development, royalties, and selling, distribution and administrative expenses. These were partially offset by lower advertising expense in the first quarter of 2011.

INTERNATIONAL SEGMENT

International segment net revenues increased by 15% to $254,332 for the quarter ended March 27, 2011 from $221,719 for the quarter ended March 28, 2010. For the quarter ended March 27, 2011, International segment net revenues were positively impacted by foreign currency translation of approximately $3,100, or 1%, as a result of the weaker U.S. dollar in the first quarter of 2011. The remaining increase in net revenues for the quarter was driven by increased sales in the boys’ toys category primarily as a result of increased sales of BEYBLADE and NERF products partially offset by decreased sales of MARVEL products. The increased revenues from the boys category were partially offset by decreased sales in the girls, games and puzzles and preschool categories. The decrease in the girls category was driven by decreased sales of LITTLEST PET SHOP product partially offset by increased sales of FURREAL FRIENDS products. Games and puzzles revenues decreased primarily as the result of reduced sales of board games. Sales in the preschool category primarily decreased as the result of lower revenues from the IN THE NIGHT GARDEN line.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

International segment operating loss was $1,733 for the quarter ended March 27, 2011 compared to a loss of $2,430 for the quarter ended March 28, 2010. International segment operating loss was negatively impacted by currency translation of approximately $900. The impact of the higher sales discussed above was partially offset by higher selling, distribution and administration expenses. The increased expenses primarily reflect the Company’s investments in growing its business and operations in emerging markets.

ENTERTAINMENT AND LICENSING SEGMENT

Entertainment and Licensing segment net revenues for the quarter ended March 27, 2011 decreased 2% to $24,641 from $25,109 for the quarter ended March 28, 2010. The decrease was primarily due to the decreased licensing revenues related to the timing of revenues from the 2009 movie, TRANSFORMERS: REVENGE OF THE FALLEN, mostly offset by growth in licensing revenues from other brands as well as movie and television related revenues.

Entertainment and Licensing segment operating profit decreased to $5,431 for the quarter ended March 27, 2011 compared to $9,366 for the quarter ended March 28, 2010. The decrease in operating profit reflects increased expense from the Company’s television operations, including program production cost amortization, as well as the impact of the decreased revenues mentioned above. While the Discovery joint venture is a component of the Company’s television operations, the Company’s 50% share in the earnings (loss) from the joint venture are included in other (income) expense and therefore are not a component of operating profit of the segment.

COSTS AND EXPENSES
-----------------------------------
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 27, 2011 and March 28, 2010.

	2011	2010
	-------------	-----------
Cost of sales	39.8%	39.1%
Royalties	6.4	6.5
Product development	6.8	6.0
Advertising	9.9	10.6
Amortization of intangibles	1.6	1.7
Program production cost amortization	0.5	-
Selling, distribution and administration	27.7	25.8

Cost of sales increased in dollars and as a percentage of revenues to $267,246 or 39.8% of net revenues for the quarter ended March 27, 2011 from $262,679 or 39.1% of net revenues for the quarter ended March 28, 2010. The increase is primarily due to the mix of products sold in the first quarter of 2011 compared to the first quarter of 2010 and unfavorable manufacturing variances due to decreased production in the Company’s U.S. games manufacturing facility during the first quarter of 2011 as a result of higher inventory levels at the end of fiscal year 2010.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Royalty expense for the quarter ended March 27, 2011 decreased slightly to $43,226 or 6.4% of net revenues from $43,782 or 6.5% of net revenues for the quarter ended March 28, 2010. Beginning in the second quarter of 2011, the Company expects higher royalty expense as a result of product sales related to the expected motion picture releases of TRANSFORMERS: DARK OF THE MOON, CAPTAIN AMERICA: THE FIRST AVENGER, and THOR. Royalty expense for the remainder of 2011 is also expected to continue to be impacted by sales related to BEYBLADE products.

Product development expenses for the quarter ended March 27, 2011 increased in dollars and as a percentage of revenues to $45,818 or 6.8% of net revenues from $40,324 or 6.0% of net revenues for the quarter ended March 28, 2010.  The increase is the result of higher spending to support new product initiatives planned for the second half of 2011 and beyond.

Advertising expense for the quarter ended March 27, 2011 decreased to $66,537, or 9.9% of net revenues compared to $71,174, or 10.6% of net revenues for the quarter ended March 28, 2010. In years in which the Company expects significant sales of products related to major motion picture releases and other entertainment media, such as in 2011, advertising expense as a percentage of revenue is generally lower, as such products do not require the same level of advertising that the Company spends on non-entertainment based products.

Amortization of intangibles decreased to $10,696 or 1.6% of net revenues in the first quarter of 2011 from $11,384 or 1.7% of net revenues in the first quarter of 2010.

Program production cost amortization for the quarter ended March 27, 2011 was $3,117 or 0.5% of net revenues.  Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The Company did not begin amortizing program production costs until the second half of 2010.

For the quarter ended March 27, 2011, the Company's selling, distribution and administration expenses increased to $186,423 or 27.7% of net revenues from $173,701 or 25.8% of net revenues for the quarter ended March 28, 2010. Selling, distribution and administration expenses for the quarter include higher costs related to Hasbro Studios, expenditures to support continued growth in emerging markets, and costs related to the implementation of an SAP upgrade and shared services in Europe. Additionally, selling, distribution, and administration expenses for the quarter were negatively impacted by higher shipping and warehousing costs due to increased levels of inventory in 2011. The Company expects selling, distribution and administration expenses to be below 20% of net revenues for the full year 2011.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the first quarter of 2011 increased to $21,375 from $16,792 in the first quarter of 2010. The increase in interest expense in the quarter primarily reflects higher average effective interest rates as a result of the Company’s redemption of all of the outstanding 2.75% convertible debentures on April 29, 2010 and the March 2010 issuance of $500,000 of Notes Due in 2040 that bear interest at a rate of 6.35%.  The overall increase in interest expense was

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

partially offset by lower interest as a result of the Company’s fixed-for-floating interest rate swaps.

Interest income for the quarter ended March 27, 2011 was $1,412 compared to $830 for the quarter ended March 28, 2010. The increase in interest income for the quarter was primarily the result of higher returns on invested cash and cash equivalents.

Other (income) expense, net, was $6,122 for the first quarter of 2011, compared to $(865) for the first quarter of 2010. Other (income) expense, net in the quarter includes the Company’s 50% share in the (losses) earnings of THE HUB. In the first quarter of 2011, the Company recognized losses of $2,000 compared to earnings of $500 in the first quarter of 2010.  The remainder of the change in other (income) expense, net in the quarter ended March 27, 2011 as compared to the quarter ended March 28, 2010 primarily reflects the impact of foreign exchange losses incurred in the first quarter of 2011.

INCOME TAXES

-----------------------

Income tax expense for the quarter ended March 27, 2011 was $5,642 on pretax earnings of $22,838 compared to an income tax benefit of $4,713 on pretax earnings of $54,230 for the quarter ended March 28, 2010.  Both quarters, as well as the full year 2010, are impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions.  The income tax benefit for the quarter ended March 28, 2010 includes $21,243 as a result of the settlement of the 2004 and 2005 IRS examination, and other adjustments, primarily related to the recognition of previously unrecognized tax benefits and related reversal of accrued potential interest.  Absent these items, the adjusted tax rate for the first quarter of 2011 and 2010 was 28.0% and 29.0%, respectively.  The increase in the adjusted rate to 28.0% for the three months ended March 27, 2011 from the full year 2010 adjusted rate of 25.4% is primarily due to the tax impact of higher expected taxable earnings in jurisdictions with higher statutory tax rates.

OTHER INFORMATION

---------------------------------

Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business than the first half. Although the Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year, this concentration may be less in years when the Company has products related to one or more major motion picture releases that occur in the first half of the year. In 2011 the Company expects significant sales of products related to the mid-year major motion picture releases of TRANSFORMERS: DARK OF THE MOON, THOR, and CAPTAIN AMERICA: THE FIRST AVENGER. In 2010 the Company had products related to the mid-year major motion picture release of IRON MAN 2. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company has product licenses, and changes in overall economic conditions. As a result, comparisons of the Company’s unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of the Company’s expected sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2010 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit. In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program. Under the program, at the Company’s request and subject to market conditions, the group of banks may either purchase or arrange for the sale by the Company of unsecured commercial paper notes from time to time up to an aggregate principal amount of outstanding at any given time of $500,000.

During the first quarter of 2011, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, using borrowings under its available lines of credit and sale of commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs for the remainder of 2011. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company’s financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

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

Net cash provided by operating activities in the first quarter of 2011 was $276,494 compared to net cash provided of $265,117 in the first quarter of 2010. Accounts receivable increased to $558,980 at March 27, 2011 from $526,031 at March 28, 2010. The accounts receivable balance at March 27, 2011 includes an increase of approximately $13,500 as a result of a weaker U.S. dollar at March 27, 2011 as compared to March 28, 2010. The remainder of the increase is primarily due to higher receivable balances in emerging markets which reflect the growth in those markets. These markets have longer payment terms than those in more mature markets. Days sales outstanding were 75 days at March 27, 2011 compared to 70 days at March 28, 2010.

Inventories increased to $401,309 at March 27, 2011 from $226,784 at March 28, 2010. The inventory balance at March 27, 2011 includes an increase of approximately $11,000 as a result of a weaker U.S. dollar at March 27, 2011 as compared to March 28, 2010.  During the quarter ended March 27, 2011, a portion of the increase relates to high inventory carryover from the year ended December 26, 2010.  During fiscal year 2010, inventory increased from $207,895 at December 27, 2009 to $364,194 at December 26, 2010.  Further, the increased inventory levels include higher amounts due to growth in emerging markets and new initiatives planned for release during 2011.

Prepaid expenses and other current assets decreased to $173,070 at March 27, 2011 compared to $200,226 at March 28, 2010. The prepaid expenses and other current assets balance at March 27, 2011 includes an increase of approximately $5,200 as a result of a weaker U.S. dollar at March 27, 2011 as compared to March 28, 2010. Absent the impact of foreign exchange, prepaid expenses and other current assets decreased approximately $32,400. The decrease primarily relates to a decrease in the value of the Company’s outstanding foreign exchange contracts as well as a decrease in prepaid royalties. These decreases were partially offset by increased deferred taxes and higher other tax balances, primarily value added tax in international markets.

Accounts payable and accrued expenses increased to $588,609 at March 27, 2011 from $541,754 at March 28, 2010. The accounts payable and accrued expenses balance at March 27, 2011 includes an increase of approximately $8,800 as a result of a weaker U.S. dollar at March 27, 2011 as compared to March 28, 2010. The remaining increase primarily relates to increased accrued royalties principally due to sales of BEYBLADE and MARVEL products, unrealized losses on the Company’s foreign exchange contracts due to the weaker U.S. dollar at March 27, 2011 and higher accounts payable balances. To a lesser extent, the increase was also due to higher accrued dividends due to the increased dividend rate in 2011. These increases were partially offset by lower accrued income taxes primarily relating to lower earnings in the first quarter of 2011 compared to 2010.

Property, plant, and equipment, net increased to $238,403 at March 27, 2011 from $220,522 at March 28, 2010. The increase in property, plant, and equipment, net is primarily due to capital additions less depreciation. Goodwill and other intangible assets, net decreased to $965,253 at

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

March 27, 2011 from $1,017,343 at March 28, 2010. This decrease is entirely due to amortization of intangibles.

Other assets increased to $675,904 at March 27, 2011 from $627,318 at March 28, 2010. Other assets for the quarter ended March 27, 2011 included an increase of approximately $50,000 related to television programming. The Company incurs certain costs in connection with the production of television programming which are capitalized by the Company as they are incurred and amortized based on the proportion of revenues related to the program recognized for such period to the estimated remaining ultimate revenues relate to the program. In addition to television programming, royalty advances and deferred taxes contributed to the increase.  These increases were partially offset by a decrease in the Company’s equity investment in THE HUB which decreased to $352,581 at March 27, 2011 from $372,282 at March 28, 2010.  The decrease in THE HUB investment was due to the Company’s share of THE HUB’s losses during the past year as well as a cash distribution related to income taxes during the fourth quarter of 2010. The increases were also partially offset by a decrease due to the change in the value of the Company’s outstanding foreign exchange contracts due to the weaker U.S. dollar at March 27, 2011.

Net cash utilized by investing activities was $24,433 in the first quarter of 2011 compared to $21,115 in the first quarter of 2010. Additions to property, plant and equipment were $22,396 in 2011 compared to $20,783 in 2010.

Net cash utilized by financing activities was $57,395 in the first quarter of 2011 compared to net cash provided by financing activities of $382,143 in the first quarter of 2010. The 2010 cash provided reflects net proceeds of $492,528 from the issuance of long-term notes in March 2010.  Proceeds from short-term borrowings were $23,622 in the first quarter of 2011 compared to repayments of short-term borrowing of $1,948 in the first quarter of 2010. The 2011 net proceeds included proceeds from issuance of commercial paper under the Company’s commercial paper program.  Dividends paid were $34,297 in 2011 compared to $27,292 in 2010. Cash payments related to purchases of the Company's common stock were $58,320 in the first quarter of 2011 compared to $95,597 in the first quarter of 2010. At March 27, 2011, the Company had $86,409 remaining available under a $625,000 April 2010 Board of Directors share repurchase authorization.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

available amount under the revolving credit agreement, discussed below. If, for any reason, the Company is unable to access the commercial paper market, the revolving credit agreement would be utilized to meet the Company’s short-term liquidity needs. At March 27, 2011, the Company had $25,500 in borrowings outstanding related to the Program that matured on March 28, 2011.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $500,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended March 27, 2011. The Company had no borrowings outstanding under its committed revolving credit facility at March 27, 2011. However, the Company had letters of credit outstanding under this facility of approximately $1,200 at March 27, 2011. Amounts available and unused under the committed line at March 27, 2011 were approximately $498,800. The Company intends to utilize the Agreement as a secondary funding facility and to support the Program noted above. Considering borrowings outstanding relative to the Program, the effective amounts available and unused under the committed line at March 27, 2011 were approximately $473,300. The Company also has other uncommitted lines from various banks, of which approximately $43,600 was utilized at March 27, 2011. Of the amount utilized under the uncommitted lines, approximately $12,400 and $31,200 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at March 27, 2011 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $169,700 and purchase commitments of $356,158 outstanding at March 27, 2011. Letters of credit and similar instruments include $127,400 of bonds related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

Other contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities. These liabilities were $105,261 at March 27, 2011, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

-------------------------------------------------------------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations, and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 26, 2010.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2011 through 2012 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company’s revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At March 27, 2011, these contracts had net unrealized losses of $31,141, of which $2,458 are recorded in prepaid expenses and other current assets, $12,022 are recorded in accrued liabilities, and $21,577 are recorded in other liabilities. Included in accumulated other comprehensive (loss)

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

earnings at March 27, 2011 are deferred losses, net of tax, of $23,149, related to these derivatives.

At March 27, 2011, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. Also at March 27, 2011, the Company had fixed-for-floating interest rate swaps with notional amounts of $400,000. The interest rate swaps are designed to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At March 27, 2011, these contracts had a fair value of $11,800, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 27, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

The Company is currently in the process of a multi-year global initiative to upgrade its existing SAP system and implement enhanced global practices. During the second quarter of 2010, the SAP upgrade was completed for the U.S. and Canada operations.  The next phase of the project consisted of the implementation of the SAP upgrade in Europe along with enhanced global business practices in the Company’s European business, including consolidation of various activities to improve efficiency. This phase was completed during the first quarter of 2011. There were no significant changes in the Company’s internal controls over financial reporting resulting from the completion of these phases of the project.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 27, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000 through 2005. These tax assessments, which total approximately $192 million in aggregate (including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2003 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; and the 2003 assessment in March 2009. The Company is challenging the 2004 and 2005 assessments through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2003, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of March 27, 2011, bonds totaling approximately $127 million (at March 27, 2011 exchange rates) have been posted related to the 2000, 2001, 2002 and 2003 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2004 and 2005 assessments.

The Company is currently party to certain other legal proceedings, none of which it believes to be material to its business or financial condition.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 26, 2010 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•

the Company’s ability to successfully re-imagine, re-invent and re-ignite its existing products and product lines, including through the use of immersive entertainment experiences, to maintain and further their success and to successfully develop and introduce new brands, products and product lines which achieve and sustain interest from retailers and consumers;

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

•

concentration of manufacturing of the substantial majority of the Company's products by third party vendors in the People's Republic of China and the associated impact to the Company of health conditions and other factors affecting social and economic activity in China, affecting the movement of people and products into and out of China, impacting the cost of producing products in China and the cost of exporting them to the Company’s other markets or affecting the exchange rates for the Chinese Renminbi, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured in China;

•

greater than expected costs, or unexpected delays or difficulties, associated with the Company’s investment in its television joint venture with Discovery Communications, LLC to run THE HUB network and the creation of new programming content to appear on the network and elsewhere, including greater than expected costs, or unexpected delays or difficulties, related to the development of Hasbro Studios LLC and Hasbro Studios’ efforts to produce programming, including programming to appear on the joint venture network;

•

consumer interest in and acceptance of the joint venture network, THE HUB, the programming appearing on THE HUB, products related to THE HUB’s programming, and other factors impacting the financial performance of THE HUB;

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

•

an adverse change in purchasing policies or promotional programs or the bankruptcy or other lack of success of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2011 12/27/10 - 1/23/11	169,556	$44.5080	169,556	$142,521,521
February 2011 1/24/11 - 2/27/11	450,200	$44.4748	450,200	$122,498,977
March 2011 2/28/11 – 3/27/11	780,000	$46.2690	780,000	$ 86,409,137
Total	1,399,756	$45.4786	1,399,756	$ 86,409,137

In April 2010, the Company’s Board of Directors authorized the repurchase of an additional $625 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved.)

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

4.2

Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, File No. 1-6682.)

4.3

First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

Item 6. Exhibits (continued)
4.4

Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.5

Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

10.1	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.2	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.3	Hasbro, Inc. 2011 Performance Rewards Program.

10.4	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, and Deborah Thomas and certain other employees of the Company.)

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended March 27, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: May 4, 2011	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended March 27, 2011

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

4.4

Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.5

Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

10.1	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.2	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.3	Hasbro, Inc. 2011 Performance Rewards Program.

10.4	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti and Deborah Thomas and certain other employees of the Company.)

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended March 27, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.