Form 10-Q
period 2011-06-26
HASBRO INC
filed 2011-07-29
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 18, 2011 was 134,367,967.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 26,	June 27,	Dec. 26,
Assets	2011	2010	2010
	---------	---------	---------
Current assets
Cash and cash equivalents	$584,778	872,275	727,796
Accounts receivable, less allowance
for doubtful accounts of $34,700,
$32,200 and $31,200	837,972	663,484	961,252
Inventories	426,930	342,113	364,194
Prepaid expenses and other current assets	196,425	201,962	167,807
	--------------	--------------	--------------
Total current assets	2,046,105	2,079,834	2,221,049

Property, plant and equipment, less accumulated
depreciation of $449,790, $435,800 and
$430,200	239,201	218,851	233,580
	--------------	--------------	--------------

Other assets
Goodwill	475,447	473,996	474,813
Other intangibles, less accumulated amortization
of $597,300, $566,400 and $586,900	489,411	531,498	500,597
Other	690,581	669,497	663,187
	--------------	--------------	--------------
Total other assets	1,655,439	1,674,991	1,638,597
	--------------	--------------	--------------

Total assets	$3,940,745	3,973,676	4,093,226
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 26,	June 27,	Dec. 26,
Liabilities and Shareholders' Equity	2011	2010	2010
	---------	---------	---------
Current liabilities
Short-term borrowings	$12,430	10,632	14,568
Accounts payable	172,094	206,963	132,517
Accrued liabilities	522,001	439,260	571,716
	--------------	--------------	--------------
Total current liabilities	706,525	656,855	718,801

Long-term debt	1,403,031	1,396,980	1,397,681
Other liabilities	362,570	330,915	361,324
	--------------	--------------	--------------
Total liabilities	2,472,126	2,384,750	2,477,806
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	632,902	589,700	625,961
Retained earnings	2,972,323	2,751,106	2,978,317
Accumulated other comprehensive earnings	4,169	27,803	8,149
Treasury stock, at cost; 74,738,456 shares at
June 26, 2011, 68,422,439 at June 27, 2010
and 72,278,515 at December 26, 2010	(2,245,622)	(1,884,530)	(2,101,854)
	--------------	--------------	--------------
Total shareholders' equity	1,468,619	1,588,926	1,615,420
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,940,745	3,973,676	4,093,226
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	-------------------	------------------	-------------------	-------------------
Net revenues	$908,454	737,791	1,580,440	1,410,162
Costs and expenses:
Cost of sales	378,010	300,322	645,256	563,001
Royalties	82,197	50,052	125,423	93,834
Product development	54,965	47,466	100,783	87,790
Advertising	81,770	71,998	148,307	143,172
Amortization of intangibles	10,598	11,315	21,294	22,699
Program production cost amortization	7,121	-	10,238	-
Selling, distribution and administration	213,386	176,912	399,809	350,613
	------------	------------	------------	------------
Total costs and expenses	828,047	658,065	1,451,110	1,261,109
	------------	------------	------------	------------
Operating profit	80,407	79,726	129,330	149,053
	------------	------------	------------	------------
Non-operating (income) expense
Interest expense	22,848	21,922	44,223	38,714
Interest income	(1,464)	(2,106)	(2,876)	(2,936)
Other (income) expense, net	6,069	(1,127)	12,191	(1,992)
	------------	------------	------------	------------
Total non-operating expense, net	27,453	18,689	53,538	33,786
	------------	------------	------------	------------
Earnings before income taxes	52,954	61,037	75,792	115,267
Income tax (benefit) expense	(5,097)	17,406	545	12,693
	------------	------------	------------	------------
Net earnings	$58,051	43,631	75,247	102,574
	=======	=======	=======	=======

Net earnings per common share
Basic	$0.43	0.30	0.55	0.73
	=======	=======	=======	=======
Diluted	$0.42	0.29	0.54	0.69
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.30	0.25	0.60	0.50
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Six Months Ended
	--------------------------------------
	June 26, 2011	June 27, 2010
	-------------------	------------------
Cash flows from operating activities
Net earnings	$75,247	102,574
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation of plant and equipment	48,649	45,491
Amortization of intangibles	21,294	22,699
Program production cost amortization	10,238	-
Deferred income taxes	(6,049)	9,756
Stock-based compensation	16,609	16,192
Change in operating assets and liabilities:
Decrease in accounts receivable	141,143	356,976
Increase in inventories	(54,212)	(141,183)
Increase in prepaid expenses and other current assets	(30,138)	(1,925)
Program production costs	(38,154)	(16,915)
Decrease in accounts payable and accrued liabilities	(45,188)	(205,435)
Other	(10,584)	(15,201)
	------------	------------
Net cash provided by operating activities	128,855	173,029
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(51,116)	(49,689)
Investments and acquisitions, net of cash acquired	(10,000)	-
Other	3,328	(936)
	------------	------------
Net cash utilized by investing activities	(57,788)	(50,625)
	------------	------------
Cash flows from financing activities
Net proceeds from borrowings with original maturities of
more than three months	-	492,528
Repayments of borrowings with original maturities of
more than three months	-	(186)
Net repayments from short-term borrowings	(1,975)	(2,706)
Purchases of common stock	(172,177)	(352,063)
Stock option transactions	23,316	39,431
Excess tax benefits from stock-based compensation	4,942	7,105
Dividends paid	(75,110)	(64,118)
	------------	------------
Net cash (utilized) provided by financing activities	(221,004)	119,991
	------------	------------
Effect of exchange rate changes on cash	6,919	(6,165)
	------------	------------
(Decrease) Increase in cash and cash equivalents	(143,018)	236,230
Cash and cash equivalents at beginning of year	727,796	636,045
	------------	------------
Cash and cash equivalents at end of period	$584,778	872,275
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	------------------------------------
	June 26, 2011	June 27, 2010
	-------------------	-------------------
Supplemental information
Cash paid during the period for:
Interest	$ 45,201	28,236
Income taxes	$ 13,727	36,798

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	-------------------	------------------	-------------------	-------------------
Net earnings	$58,051	43,631	75,247	102,574
Other comprehensive earnings (loss)	5,932	(28,240)	(3,980)	(30,828)
	----------	----------	----------	----------
Total comprehensive earnings	$63,983	15,391	71,267	71,746
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of June 26, 2011 and June 27, 2010, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarterly and six-month periods ended June 26, 2011 and June 27, 2010 are 13-week and 26-week periods, respectively.

The results of operations for the quarter and six months ended June 26, 2011 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2010 period representative of those actually experienced for the full year 2010.

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

Certain amounts in the Company’s 2010 consolidated financial statements have been reclassified to conform to 2011 presentation.

Substantially all of the Company's inventories consist of finished goods.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings Per Share

Net earnings per share data for the quarters and six months ended June 26, 2011 and June 27, 2010 were computed as follows:

	2011		2010
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 58,051	58,051	43,631	43,631
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021, net of tax	-	-	-	107
	------------	------------	------------	------------
Adjusted net earnings	$ 58,051	58,051	43,631	43,738
	=======	=======	=======	=======

Average shares outstanding	136,073	136,073	143,801	143,801
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	-	-	1,106
Options and other share-based awards	-	3,168	-	3,567
	------------	------------	------------	------------
Equivalent shares	136,073	139,241	143,801	148,474
	=======	=======	=======	=======

Net earnings per common share	$ 0.43	0.42	0.30	0.29
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2011		2010
	-----------------		-----------------
Six Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 75,247	75,247	102,574	102,574
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021, net of tax	-	-	-	1,124
	------------	------------	------------	------------
Adjusted net earnings	$ 75,247	75,247	102,574	103,698
	=======	=======	=======	=======

Average shares outstanding	136,859	136,859	140,560	140,560
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	-	-	6,048
Options and other share-based awards	-	3,238	-	3,270
	------------	------------	------------	------------
Equivalent shares	136,859	140,097	140,560	149,878
	=======	=======	=======	=======

Net earnings per common share	$ 0.55	0.54	0.73	0.69
	=======	=======	=======	=======

For the quarter and six month periods ended June 27, 2010, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion. As of June 27, 2010, substantially all of these debentures were converted into shares of common stock, with the remainder redeemed for cash.

For the quarters ended June 26, 2011 and June 27, 2010, options to acquire shares totaling 1,157 and 707, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six month periods ended June 26, 2011 and June 27, 2010, 1,165 and 1,517 options to acquire shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings

Other comprehensive earnings (losses) for the quarters and six month periods ended June 26, 2011 and June 27, 2010 consist of the following:

	Quarter Ended		Six Months Ended
	------------------		------------------
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
	---------	---------	---------	---------
Foreign currency translation adjustments	$4,353	(30,355)	33,022	(56,364)
Gain (loss) on cash flow hedging activities, net of tax	(332)	5,436	(37,340)	30,431
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	1,911	(3,321)	338	(4,895)
	----------	----------	----------	----------
Other comprehensive earnings (loss)	$5,932	(28,240)	(3,980)	(30,828)
	======	======	======	======

At June 26, 2011, the Company had remaining deferred losses on hedging instruments, net of tax, of $21,570 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain forecasted inventory purchases and other cross-border transactions through 2013. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of other cross-border transactions. Of the amount included in AOCE at June 26, 2011, the Company expects approximately $4,000 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4) Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short-term borrowings, accounts payable and certain accrued liabilities. At June 26, 2011, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at June 26, 2011 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of June 26, 2011, June 27, 2010 and December 26, 2010 are as follows:

	June 26, 2011		June 27, 2010		Dec. 26, 2010
	--------------------		--------------------		----------------------------
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	-------	------	-------	------	-------	------
6.125% Notes Due 2014	$ 443,136	469,625	437,085	451,606	437,786	462,698
6.30% Notes Due 2017	350,000	399,420	350,000	365,773	350,000	382,830
6.60% Debentures Due 2028	109,895	115,675	109,895	109,002	109,895	110,038
6.35% Notes Due 2040	500,000	523,650	500,000	507,887	500,000	499,900
	-------------	-----------	-------------	-----------	-------------	-----------
Total long-term debt	$1,403,031	1,508,370	1,396,980	1,434,268	1,397,681	1,455,466
	=======	=======	=======	=======	=======	=======

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $18,136, $12,085 and $12,786 at June 26, 2011, June 27, 2010 and December 26, 2010, respectively, related to interest rate swaps. All other carrying costs represent principal amounts. Total principal amounts of long-term debt at June 26, 2011, June 27, 2010 and December 26, 2010 were each $1,384,895. The fair values of the Company’s long-term borrowings are measured using a combination of broker quotations when available and discounted future cash flows.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company is party to a series of interest rate swap agreements which effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014 which match the maturity date of the related notes. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At June 26, 2011, June 27, 2010 and December 26, 2010, the fair value of these contracts was $18,136, $12,085 and $12,786, respectively, which is recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded gains of $6,336 and $5,350 for the quarter and six months ended June 26, 2011, respectively, and $6,496 and $14,810 for the quarter and six months ended June 27, 2010, respectively on these instruments in other (income) expense, net relating to the change in fair value of such derivatives, wholly offsetting losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

(5) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2008. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2006.

The U.S. Internal Revenue Service recently completed an examination related to 2006 and 2007.  During the second quarter of 2011, as a result of the completion of this examination, the Company recognized $22,101 of previously accrued unrecognized tax benefits including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions.  Of this amount, $1,482 was recorded as a reduction of deferred tax assets and the remainder as a reduction of income tax expense.  The total income tax benefit resulting from the completion of the examination, including other adjustments, totaled $20,477 during the second quarter of 2011.  The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

In connection with tax examinations in Mexico for the years 2000 to 2005, the Company has received tax assessments totaling approximately $195,860 (at June 26, 2011 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2003, as is usual and customary in Mexico with respect to these matters. Accordingly, as of June 26, 2011, bonds totaling approximately $131,720 (at June 26, 2011 exchange rates) have been provided to the Mexican government related to the 2000 to 2003 assessments, allowing the Company to defend its positions. Subsequent to June 26, 2011, the Company was required to

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

post a bond in the amount of $39,490 related to the 2004 tax year. The Company is not currently required to guarantee the amount of the 2005 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2005.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At June 26, 2011, June 27, 2010 and December 26, 2010, these investments totaled $20,119, $20,937 and $21,767 respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains of $366 and $523 on these investments in other (income) expense, net for the quarter and six months ended June 26, 2011, respectively, related to the change in fair value of such investments. For the quarter and six months ended June 27, 2010, the Company recorded net gains of $88 and $383, respectively, on these investments in other (income) expense, net, related to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At June 26, 2011, June 27, 2010 and December 26, 2010, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
June 26, 2011
---------------------
Available-for-sale securities	$ 20,144	25	20,119	-
Derivatives	(2,074)	-	(8,543)	6,469
	--------	-------	---------	-------
Total	$ 18,070	25	11,576	6,469
	=====	====	======	====
June 27, 2010
---------------------
Available-for-sale securities	$ 20,976	39	20,937	-
Derivatives	74,988	-	66,668	8,320
	--------	-------	---------	-------
Total	$ 95,964	39	87,605	8,320
	=====	====	======	====
December 26, 2010
---------------------
Available-for-sale securities	$ 21,791	24	21,767	-
Derivatives	38,092	-	28,937	9,155
	--------	-------	---------	-------
Total	$ 59,883	24	50,704	9,155
	=====	====	======	====

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s derivatives also include interest rate swaps used to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The fair values of the interest rate swaps are measured based on the present value of future cash flows using the

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

swap curve as of the valuation date. The remaining derivative securities consist of warrants to purchase common stock of an unrelated company. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2011.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3) for the six months ended June 26, 2011 and June 27, 2010:

	2011	2010
	-----------	-----------
Balance at beginning of year	$ 9,155	6,808
(Loss) gain from change in fair value	(2,686)	1,512
	--------	--------
Balance at end of period	$ 6,469	8,320
	=====	=====

(7) Pension, Postretirement and Postemployment Benefits

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and six months ended June 26, 2011 and June 27, 2010 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	-------	-------	-------	-------
Service cost	$ 1,090	1,045	171	152
Interest cost	5,231	5,171	440	450
Expected return on assets	(6,258)	(6,081)	-	-
Net amortization and deferrals	1,295	1,093	18	-
	--------	--------	--------	--------
Net periodic benefit cost	$ 1,358	1,228	629	602
	=====	=====	=====	=====

	Six Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	-------	-------	-------	-------
Service cost	$ 2,169	2,127	342	305
Interest cost	10,454	10,407	880	900
Expected return on assets	(12,507)	(12,225)	-	-
Net amortization and deferrals	2,590	2,188	36	-
	--------	--------	--------	--------
Net periodic benefit cost	$ 2,706	2,497	1,258	1,205
	=====	=====	=====	=====

During the first two quarters of fiscal 2011, the Company made cash contributions to its defined benefit pension plans of approximately $3,600 in the aggregate. The Company expects to contribute approximately $1,800 during the remainder of fiscal 2011.

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

The Company also has warrants to purchase common stock of an unrelated company that constitute and are accounted for as derivatives. For additional information related to these warrants see Note 6. In addition the Company is party to several interest rate swap agreements to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. For additional information related to these interest rate swaps see Note 4.

Cash Flow Hedges

----------------------------------

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in 2011 through 2013.

At June 26, 2011, June 27, 2010 and December 26, 2010, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 26, 2011		June 27, 2010		Dec. 26, 2010
	---------------		---------------		---------------
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
----------------------------	--------------	----------	-------------	-----------	------------	----------
Inventory purchases	$ 607,076	(22,801)	468,389	38,204	593,953	11,074
Intercompany royalty transactions	185,568	(5,650)	167,786	16,597	179,308	5,344
Other	13,768	221	26,601	(216)	17,047	533
	------------	----------	------------	----------	------------	----------
Total	$ 806,412	(28,230)	662,776	54,585	790,308	16,951
	=======	======	=======	======	=======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 26, 2011, June 27, 2010 and December 26, 2010 as follows:

	June 26, 2011	June 27, 2010	Dec. 26, 2010
	-------------------	-------------------	-------------------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ -	37,233	24,710
Unrealized losses	-	(2,751)	(9,229)
	------------	------------	------------
Net unrealized gain	-	34,482	15,481
	------------	------------	------------
Other assets
---------------------
Unrealized gains	-	20,398	4,403
Unrealized losses	-	(295)	(2,933)
	------------	------------	------------
Net unrealized gain	-	20,103	1,470
	------------	------------	------------
Total asset derivatives	$ -	54,585	16,951
	=======	=======	=======
Accrued expenses and other liabilities
-----------------------------------------------------------
Unrealized gains	$ 9,695	-	-
Unrealized losses	(20,801)	-	-
	------------	------------	------------
Net unrealized loss	(11,106)	-	-
	------------	------------	------------
Other long-term liabilities
-------------------------------------
Unrealized gains	1,041	-	-
Unrealized losses	(18,165)	-	-
	------------	------------	------------
Net unrealized loss	(17,124)	-	-
	------------	------------	------------
Total liability derivatives	$ (28,230) =======	- =======	- =======

During the quarter and six months ended June 26, 2011, the Company reclassified net losses from other comprehensive earnings to net earnings of $(1,958) and $(112), respectively. Of the amount reclassified during the quarter ended June 26, 2011, $(1,375) was reclassified to cost of sales and $(524) was reclassified to royalty expense. Of the amount reclassified during the six months ended June 26, 2011, $(351) and $298 were reclassified to cost of sales and royalty expense, respectively. In addition, net losses of $(59) were reclassified to earnings as a result of hedge ineffectiveness in the second quarter of 2011. Other income (expense) for the six months

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

ended June 26, 2011 includes a loss of approximately $3,700 in other (income) expense related to certain derivatives which no longer qualified for hedge accounting.

During the quarter and six months ended June 27, 2010, the Company reclassified net gains from other comprehensive earnings to net earnings of $3,937 and $5,856, respectively. Of the amount reclassified during the quarter ended June 27, 2010, $2,739 was reclassified to cost of sales and $1,250 was reclassified to royalty expense. Of the amount reclassified during the six-month period ended June 27, 2010, $3,851 and $2,057 were reclassified to cost of sales and royalty expense, respectively. In addition, net losses of $(52) were reclassified to earnings as a result of hedge ineffectiveness in the second quarter of 2010.

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At June 26, 2011, June 27, 2010 and December 26, 2010, the total notional amounts of the Company’s undesignated derivative instruments were $158,734, $10,631 and $89,191, respectively.

At June 26, 2011, June 27, 2010 and December 26, 2010, the fair values of the Company’s undesignated derivative financial instruments were recorded in accrued expenses and other liabilities as follows:

	June 26, 2011	June 27, 2010	Dec. 26, 2010
	---------	---------	---------
Unrealized gains	$ 1,675	49	27
Unrealized losses	(124)	(51)	(827)
	--------	---------	---------
Net unrealized gain (loss)	$ 1,551	(2)	(800)
	=====	=====	=====

The Company recorded net gains (losses) of $1,570 and $3,268 on these instruments to other (income) expense, net for the quarter and six months ended June 26, 2011, respectively, and $(1,629) and $(1,509) on these instruments to other (income) expense, net for the quarter and six months ended June 27, 2010, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company’s derivative financial instruments see Notes 4 and 6.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(9) Games Reorganization

During the second quarter of 2011, the Company announced a program to reorganize its games business and consolidate its games marketing and games development employees in Rhode Island. The Company estimates that the total cost of the program will be approximately $20,100 of which $13,139 was recognized during the second quarter of 2011 related to employee severance and relocation costs. Of the amount recognized during the quarter ended June 26, 2011, $6,486 was recorded to product development expense and $6,653 was recorded to selling, distribution and administration expense.  The Company expects the remainder of the costs, primarily related to recruiting and temporary office space, to be recognized as incurred during the second half of 2011 and first half of 2012.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarters and six months ended June 26, 2011 and June 27, 2010 are as follows.

	Quarter Ended
	------------------
	June 26, 2011		June 27, 2010
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$504,950	5,659	444,520	3,590
International	374,471	16	261,411	6
Entertainment and Licensing	27,187	259	30,451	-
Global Operations (a)	1,846	353,492	1,409	381,895
Corporate and Eliminations	-	(359,426)	-	(385,491)
	------------	------------	------------	------------
	$908,454	-	737,791	-
	=======	=======	=======	=======

	Six Months Ended
	------------------
	June 26, 2011		June 27, 2010
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$896,102	9,184	869,230	6,314
International	628,803	99	483,130	30
Entertainment and Licensing	51,828	688	55,560	-
Global Operations (a)	3,707	605,347	2,242	627,955
Corporate and Eliminations	-	(615,318)	-	(634,299)
	------------	------------	------------	------------
	$1,580,440	-	1,410,162	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Six Months Ended --------------------------
Operating profit (loss)	June 26, 2011 -------	June 27, 2010 -------	June 26, 2011 -------	June 27, 2010 -------
U.S. and Canada	$57,725	58,741	98,737	119,872
International	33,750	11,596	32,017	9,166
Entertainment and Licensing	612	12,996	6,043	22,362
Global Operations (a)	(6,115)	2,645	(13,324)	(83)
Corporate and Eliminations (b)	(5,565)	(6,252)	5,857	(2,264)
	-----------	-----------	------------	------------
	$80,407	79,726	129,330	149,053
	======	======	======	======

Total assets	June 26, 2011 -------------	June 27, 2010 -------------	Dec. 26, 2010 -------------
U.S. and Canada	$4,818,551	3,851,316	4,571,597
International	1,742,702	1,378,335	1,672,326
Entertainment and Licensing	937,287	778,428	861,971
Global Operations	1,671,376	1,241,216	1,542,896
Corporate and Eliminations (b)	(5,229,171)	(3,275,619)	(4,555,564)
	--------------	--------------	--------------
	$3,940,745	3,973,676	4,093,226
	========	========	========

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and six months ended June 26, 2011 and June 27, 2010.  Effective at the beginning of fiscal 2011, the Company has reclassified certain of its products from the Boys category to the Preschool category.  The table below presents the 2010 net revenues reclassified to reflect the 2011 product category classifications.

	Quarter Ended		Six Months Ended
	June 26, 2011 ---------	June 27, 2010 ---------	June 26, 2011 ---------	June 27, 2010 ---------
Boys	$460,446	234,458	750,678	466,580
Games and puzzles	231,272	262,247	431,624	489,271
Girls	119,143	133,214	232,299	262,599
Preschool	97,574	107,872	165,810	191,516
Other	19	-	29	196
	------------	------------	--------------	--------------
Net revenues	$908,454	737,791	1,580,440	1,410,162
	=======	=======	========	========

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company’s product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial goals, expectations for achieving the Company’s financial goals and other objectives and anticipated uses of cash. See Item 1A, in Part II of this report, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company seeks to make its brands relevant in all areas important to its consumers. Brand awareness is amplified through immersive traditional play, digital applications, publishing and lifestyle licensing and entertainment experiences, including television programming and motion pictures, presented for consumers’ enjoyment. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, offering immersive entertainment experiences which allow consumers to experience the Company’s brands across multiple forms and formats, and optimizing efficiencies within the Company to increase operating margins and maintain a strong balance sheet.

The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, NERF, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, MAGIC: THE GATHERING, PLAYSKOOL, and G.I. JOE, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first six months of 2011 the Company had strong revenues from core brands, namely NERF, TRANSFORMERS, MAGIC: THE GATHERING, LITTLEST PET SHOP, FURREAL FRIENDS, SUPERSOAKER and PLAY-DOH. The Company’s strategy of re-imagining, re-inventing and re-igniting its brands has been instrumental in achieving its overall long-term growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. Since 2007, the Company has had three major motion pictures based on its TRANSFORMERS brand and one major motion picture based on its G.I JOE brand released by major motion picture studios.  In June of 2011, the third major motion picture based on the TRANSFORMERS brand, TRANSFORMERS: DARK OF THE MOON, was released by Paramount Pictures Corporation. The Company has developed and marketed product lines based on these motion pictures. In addition, the Company has entered into a strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of Hasbro’s core brands, with the potential for production of two additional pictures. The first movie under this relationship, BATTLESHIP, is expected to be released in 2012. In addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands, which has proved instrumental to achieving its overall long-term growth objectives.

As part of its strategy to use entertainment experiences to drive its brands, the Company is a 50% partner in a joint venture with Discovery Communications, Inc. (“Discovery”) which runs THE HUB, a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on the network includes content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties. In connection with its television initiative, the Company established Hasbro Studios, an internal wholly-owned production studio that is responsible for the creation and development of television programming based primarily on Hasbro’s brands. Hasbro Studios creates programming for distribution in the United States on THE HUB, and for distribution on other networks in international markets.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company incurred a certain level of investment spending leading up to the debut of THE HUB in October 2010.  In addition, the Company incurred costs in 2010 and the first half of 2011, and will incur costs in the future, related to the production of television programming by Hasbro Studios. The Company believes that its television initiative, including developing programming based on its brands for distribution in the United States and in international markets, supports its strategy of growing its core brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in any form or format.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including IRON MAN and SPIDER-MAN; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. The majority of product offerings under the Sesame Workshop license will commence in the second half of 2011. In 2010, the Company had significant sales of products related to the Marvel movie release of IRON MAN 2 in May 2010 as well as continued strong sales of STAR WARS products. In 2011 the Company expects significant sales of products related to the Marvel movie release of THOR in May 2011 and the expected Marvel movie release of CAPTAIN AMERICA: THE FIRST AVENGER in July 2011. In addition, in the second half of 2010 the Company re-introduced BEYBLADE products, a licensed property. The Company also expects significant sales of BEYBLADE products during 2011.

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

The Company's business is separated into three principal business segments, U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations. In addition to these three primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

The Company is investing to grow its business in emerging international markets. During the past few years, the Company commenced or expanded its operations in China, Brazil, Russia, Korea, Romania, Czech Republic, and most recently Peru and Colombia. In addition, the Company is seeking to grow its business in entertainment, licensing and digital gaming, and will

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

continue to evaluate strategic alliances and acquisitions which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms of media.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 through 2011, the Company’s Board of Directors (the “Board”) adopted six successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,825,000. The sixth authorization was approved in May 2011 for $500,000. At June 26, 2011, the Company had $474,486 remaining available under this authorization. For the quarter and six month periods ended June 26, 2011, the Company invested $111,972 and $175,659, respectively, in the repurchase of 2,445 and 3,845 shares of common stock in the open market, respectively. For the years ended 2010, 2009 and 2008, the Company spent $636,681, $90,994 and $357,589, respectively, to repurchase 15,763, 3,172 and 11,736 shares, respectively, in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return excess cash through the payment of quarterly dividends. Effective for the dividend payable in May 2011, the Company’s Board of Directors increased the Company’s quarterly dividend rate 20% to $0.30 per share from $0.25 per share.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and six months ended June 26, 2011 and June 27, 2010.

	Quarter		Six Months
	2011	2010	2011	2010
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	41.6	40.7	40.8	39.9
Royalties	9.0	6.8	7.9	6.7
Product development	6.0	6.4	6.4	6.2
Advertising	9.0	9.8	9.4	10.1
Amortization of intangibles	1.2	1.5	1.3	1.6
Program production cost amortization	0.8	-	0.7	-
Selling, distribution and administration	23.5	24.0	25.3	24.9
	------------	------------	------------	------------
Operating profit	8.9	10.8	8.2	10.6
Interest expense	2.5	3.0	2.8	2.7
Interest income	(0.1)	(0.3)	(0.2)	(0.2)
Other (income) expense, net	0.7	(0.2)	0.8	(0.1)
	------------	------------	------------	------------
Earnings before income taxes	5.8	8.3	4.8	8.2
Income tax (benefit) expense	(0.6)	2.4	0.0	0.9
	------------	------------	------------	------------
Net earnings	6.4%	5.9%	4.8%	7.3%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The quarters and six months ended June 26, 2011 and June 27, 2010 were 13-week and 26-week periods, respectively. Net earnings for the quarter and six months ended June 26, 2011 were $58,051 and $75,247, respectively, compared to net earnings of $43,631 and $102,574 for the respective periods of 2010. Basic earnings per share for the quarter and six months ended June 26, 2011 were $0.43 and $0.55, respectively, compared to basic earnings per share of $0.30 and $0.73 for the respective periods of 2010. Diluted earnings per share were $0.42 and $0.54 for the quarter and six months ended June 26, 2011, compared with diluted earnings per share of $0.29 and $0.69 for the respective periods in 2010. Net earnings for the quarter and six months ended June 26, 2011 include expenses, net of tax, of $8,383 related to a reorganization of the Company’s global games business, along with a favorable tax adjustment of approximately $20,500 related to the recognition of previously unrecognized tax benefits and reversal of related accrued interest due to the completion of a tax audit. The six months ended June 27, 2010 include a similar favorable tax adjustment which totaled $21,200.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended June 26, 2011 increased 23% to $908,454 compared to $737,791 for the quarter ended June 27, 2010. For the six months ended June 26, 2011, consolidated net revenues were $1,580,440 compared to $1,410,162 for the six months ended June 27, 2010. Consolidated net revenues were positively impacted by foreign currency translation in the amount of approximately $35,800 and $40,600 for the quarter and six months ended June 26, 2011, respectively, as a result of the weaker U.S. dollar in 2011. Operating profit for the quarter ended June 26, 2011 was $80,407 compared to $79,726 for the quarter ended June 27, 2010. Operating profit for the 2011 six-month period was $129,330 compared to an operating profit of $149,053 for the six-month period of 2010.

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters and six months ended June 26, 2011 and June 27, 2010.

	Quarter			Six Months
			%			%
	2011	2010	Change	2011	2010	Change
	----------	------------	----------	-------------	-----------	----------
Net Revenues
U.S. and Canada segment	$ 504,950	444,520	14%	$ 896,102	869,230	3%
International segment	374,471	261,411	43%	628,803	483,130	30%
Entertainment and Licensing segment	27,187	30,451	-11%	51,828	55,560	-7%

Operating Profit
U.S. and Canada segment	$ 57,725	58,741	-2%	$ 98,737	119,872	-18%
International segment	33,750	11,596	191%	32,017	9,166	249%
Entertainment and Licensing segment	612	12,996	-95%	6,043	22,362	-73%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended June 26, 2011 increased 14% to $504,950 from $444,520 for the quarter ended June 27, 2010. Net revenues for the six months ended June 26, 2011 were $896,102 compared to $869,230 for the six months ended June 27, 2010. The increase in the quarter and six months was a result of increased revenues in the boys category, partially offset by decreased revenues in the games and puzzles, preschool and girls categories. The increase in the boys category was primarily the result of higher sales of TRANSFORMERS products as a result of shipments based on the June 2011 movie release, TRANSFORMERS: DARK OF THE MOON, and the BEYBLADE product line, which was reintroduced in late 2010. Increases in the boys category were partially offset by decreased sales of NERF and G.I. JOE products. The decrease in the games and puzzles category was driven by decreased sales of board games partially offset by increased sales of MAGIC: THE GATHERING products. Decreases in the preschool category were due to decreased sales of PLAY-DOH, TONKA

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

and PLAYSKOOL products and were partially offset by sales related to the SESAME STREET line, a portion of which was introduced in the second quarter of 2011. The majority of the SESAME STREET line will be introduced in the second half of 2011. The decrease in the girls category was primarily due to decreased sales of LITTLEST PET SHOP and EASY BAKE products partially offset in the quarter and six month periods by increased sales of MY LITTLE PONY products and in the six month period by increased sales of FURREAL FRIENDS products.

U.S. and Canada segment operating profit decreased to $57,725, or 11.4% of net revenues, for the quarter ended June 26, 2011 compared to $58,741, or 13.2% of net revenues, for the quarter ended June 27, 2010. For the six months ended June 26, 2011 operating profit decreased to $98,737, or 11.0% of net revenues, from $119,872, or 13.8% of net revenues, for the six months ended June 27, 2010. For the quarter and six months ended June 26, 2011 operating profit and margin were negatively impacted by a higher mix of shipments of closeouts, which represents carryover inventory from year end 2010.  Although this inventory was written down last year, the subsequent sales have minimal to no profit.  This change in mix offset the favorable impact of higher shipments of non-closeout products in 2011 compared to 2010 for both the quarter and six month periods.  Operating profit in the quarter and six month period ended June 26, 2011 were also impacted by higher selling, distribution and administration costs.

INTERNATIONAL SEGMENT

International segment net revenues increased by 43% to $374,471 for the quarter ended June 26, 2011 from $261,411 for the quarter ended June 27, 2010. Net revenues for the six months ended June 26, 2011 increased 30% to $628,803 from $483,130 for the six months ended June 27, 2010. For the quarter ended June 26, 2011, International segment net revenues were positively impacted by currency translation of approximately $34,100, or 13%, as a result of the weaker U.S. dollar during the quarter. For the six months ended June 26, 2011, International segment net revenues were positively impacted by currency translation of approximately $37,200, or 8%, as a result of the weaker U.S. dollar in the first six months of 2011. Increased net revenues in the quarter were driven by higher sales in the boys category primarily as a result of increased sales of BEYBLADE, NERF, and TRANSFORMERS products, partially offset by decreased sales of MARVEL products.  The increased revenues from the boys category were slightly offset by decreased sales in the girls and preschool categories. The decrease in the girls category was driven by decreased sales of LITTLEST PET SHOP products partially offset by increased sales of FURREAL FRIENDS products. Decreases in the preschool category are primarily the result of lower sales of PLAYSKOOL products partially offset by increased sales of PLAY-DOH products. Sales in the games category increased for the quarter but were flat for the six month period.  The increase in the quarter for games was driven by increased sales of MAGIC: THE GATHERING products.

International segment operating profit increased to $33,750, or 9.0% of net revenues, for the quarter ended June 26, 2011 from $11,596, or 4.4% of net revenues, for the quarter ended June 27, 2010. For the six months ended June 26, 2011, operating profit increased to $32,017, or 5.1% of net revenues, from $9,166, or 1.9% of net revenues, for the six months ended June 27, 2010. International segment operating profit was positively impacted by currency translation of approximately $3,000 and $2,100 for the quarter and six months ended June 26, 2011,

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

respectively. The increase in operating profit was primarily a result of the impact of increased revenues partially offset by higher expenses as the result of the Company’s investments in expanding its operations in emerging markets.

ENTERTAINMENT AND LICENSING SEGMENT

Entertainment and Licensing segment net revenues for the quarter ended June 26, 2011 decreased 11% to $27,187 from $30,451 for the quarter ended June 27, 2010. Net revenues for the six months ended June 26, 2011 was $51,828 compared to $55,560 for the six months ended June 27, 2010. The decrease was primarily due to lower movie-related revenues partially offset by increased revenues from the distribution of television programming. Licensing revenue related to entertainment brands tends to lag traditional toy and game revenue due to when licensing partners report their revenue to the Company.  As a result, the Company expects higher licensing revenues in the remainder of 2011 as a result of the June 2011 movie release of TRANSFORMERS: DARK OF THE MOON.

Entertainment and Licensing segment operating profit decreased to $612 for the quarter ended June 26, 2011 compared to $12,996 for the quarter ended June 27, 2010. The decrease was primarily due to the lower movie-related revenues, as well as higher selling, distribution and administration expenses related to the on-line and licensing businesses as the Company invests in resources for future growth. For the six months ended June 26, 2011 operating profit decreased to $6,043 from $22,362 for the six months ended June 27, 2010. In addition to the factors impacting the quarter, operating profit for the six months was impacted by higher expenses related to Hasbro Studios as the Company commenced operations during the first half of 2010. While THE HUB is a component of the Company’s television operations, the Company’s 50% share in the earnings (loss) are included in other (income) expense and therefore are not a component of operating profit of the segment.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

COSTS AND EXPENSES
-----------------------------------
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended June 26, 2011 and June 27, 2010.

	Quarter -----------		Six Months ------------------
	2011	2010	2011	2010
	-----------	-----------	-----------	-----------
Cost of sales	41.6%	40.7%	40.8%	39.9%
Royalties	9.0	6.8	7.9	6.7
Product development	6.0	6.4	6.4	6.2
Advertising	9.0	9.8	9.4	10.1
Amortization of intangibles	1.2	1.5	1.3	1.6
Program production cost amortization	0.8	-	0.7	-
Selling, distribution and administration	23.5	24.0	25.3	24.9

Cost of sales increased to $378,010, or 41.6% of net revenues, for the quarter ended June 26, 2011 from $300,322 or 40.7% of net revenues for the quarter ended June 27, 2010. For the six months ended June 26, 2011 cost of sales increased to $645,256, or 40.8% of net revenues, from $563,001, or 39.9% of net revenues for the six months ended June 27, 2010. The increase in cost of sales for the quarter and six months primarily reflects the increased net revenues for those periods. The increase as a percentage of revenues primarily reflects higher sales of carryover inventory from year end 2010. While this inventory was written down in 2010, the subsequent sale of such products had little to no profit, therefore resulting in a higher cost of sales as a percentage of net revenues. This increase in cost of sales as a percentage of net revenues offset lower cost of sales as a percentage of net revenues in 2011 from increased sales of entertainment-based properties, which generally have a higher selling price.  Unfavorable manufacturing variances in the quarter and six month periods related to a slowing of games production also had a negative impact on cost of sales.

Royalty expense for the quarter ended June 26, 2011 increased to $82,197 or 9.0% of net revenues from $50,052 or 6.8% of net revenues for the quarter ended June 27, 2010. Royalty expense for the six months ended June 26, 2011 increased to $125,423 or 7.9% of net revenues from $93,834 or 6.7% of net revenues for the comparable period of 2010. The increase in the quarter and six-month period is primarily the result of product sales related to the major motion picture releases of TRANSFORMERS: DARK OF THE MOON and THOR and expected motion picture release of CAPTAIN AMERICA: THE FIRST AVENGER as well as higher sales of BEYBLADE products.

Product development expenses for the quarter ended June 26, 2011 increased in dollars but decreased as percentage of net revenues to $54,965 or 6.0% of net revenues from $47,466 or 6.4% of net revenues for the quarter ended June 27, 2010. For the six months ended June 26, 2011 product development expense increased to $100,783 or 6.4% of net revenues compared to $87,790 or 6.2% of net revenues for the comparable period of 2010. The quarter and six

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

month periods ended June 26, 2011 include approximately $6,500 of expense related to the Company’s reorganization of its games business in the second quarter of 2011. The remaining increase is the result of higher spending to support new product initiatives planned for the second half of 2011 and beyond.

Advertising expense for the quarter ended June 26, 2011 increased in dollars but decreased as a percentage of net revenues to $81,770, or 9.0% of net revenues compared to $71,998, or 9.8% of net revenues for the quarter ended June 27, 2010. For the six months ended June 26, 2011 advertising expense increased in dollars but decreased as a percentage of net revenues to $148,307 or 9.4% of net revenues compared to $143,172 or 10.1% of net revenues for the comparable period of 2010. In years in which the Company expects significant sales of products related to major motion picture releases and other entertainment media, such as in 2011, advertising expense as a percentage of revenue is generally lower, as such products do not require the same level of advertising that the Company spends on non-entertainment based products.

Amortization of intangibles decreased to $10,598 or 1.2% of net revenues in the second quarter of 2011 from $11,315 or 1.5% of net revenues in the second quarter of 2010. For the six months ended June 26, 2011, amortization expense was $21,294 or 1.3% of net revenues compared to $22,699 or 1.6% of net revenues in the six months ended June 27, 2010.

Program production cost amortization for the quarter ended June 26, 2011 was $7,121 or 0.8% of net revenues. For the six months ended June 26, 2011, program production cost amortization was $10,238 or 0.7% or net revenues.  Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The Company did not begin amortizing program production costs until the second half of 2010.

For the quarter ended June 26, 2011, the Company's selling, distribution and administration expenses increased in dollars but decreased as a percentage of net revenues to $213,386, or 23.5% of net revenues, from $176,912 or 24.0% of net revenues for the quarter ended June 27, 2010. For the six months ended June 26, 2011, selling, distribution and administration expenses increased to $399,809, or 25.3% of net revenues, from $350,613, or 24.9% of net revenues, for the six months ended June 27, 2010. The quarter and six months ended June 26, 2011 include approximately $6,600 related to the Company’s reorganization of its games business in the second quarter of 2011.  The remaining increase reflects higher shipping costs related to higher revenues as well as increased expenses from the Company’s investments in emerging markets, on-line operations, licensing, entertainment and its internal systems, which include higher depreciation expense related to the Company’s SAP upgrade. Further, the increase in selling, distribution, and administration expense in each of the periods in 2011 was impacted by changes in foreign currency.  The Company expects selling, distribution and administration expense to be below 20% of net revenues for the full year 2011.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the second quarter of 2011 increased 4.2% to $22,848 from $21,922 in the second quarter of 2010. For the six months ended June 26, 2011 interest expense increased to $44,223 from $38,714 in 2010. The increase in interest expense for the six months ended June 26, 2011 primarily reflects higher average effective interest rates as a result of the Company’s redemption of all of the outstanding 2.75% convertible debentures on April 29, 2010 and the March 2010 issuance of $500,000 of Notes Due in 2010 that bear interest at a rate of 6.35%.

Interest income for the quarter ended June 26, 2011 was $1,464 compared to $2,106 for the quarter ended June 27, 2010. Interest income for the six months ended June 26, 2011 was $2,876 compared to $2,936 in 2010. The decrease in interest income for the quarter and six months ended June 26, 2011 is primarily the result of lower volumes of interest-bearing cash and cash equivalents and is partially offset by higher average effective interest rates.

Other (income) expense, net, was $6,069 for the second quarter of 2011, compared to $(1,127) for the second quarter of 2010. Other (income) expense, net, for the six months ended June 26, 2011 was $12,191 compared to $(1,992) in 2010. Other (income) expense, net in the quarter and six month periods includes the Company’s 50% share in the (losses) earnings of THE HUB.  During the first half of 2011, the Company recognized losses from THE HUB of approximately $1,800 compared to earnings of approximately $400 during the first half of 2010.  The remainder of the change in other (income) expense, net in the quarter and six months ended June 26, 2011 as compared to the quarter and six months ended June 27, 2010 primarily reflects the impact of foreign exchange losses incurred on unhedged transactions during the first half of 2011, compared to gains during the first half of 2010 due to a weaker U.S. dollar in 2011 compared to 2010.

INCOME TAXES

-----------------------

Income tax benefit for the quarter ended June 26, 2011 was $5,097 on pretax earnings of $52,954 compared to income tax expense of $17,406 on pretax earnings of $61,037 for the quarter ended June 27, 2010.  Income tax expense for the six months ended June 26, 2011 was $545 on pretax earnings of $75,792 compared to income tax expense of $12,693 on pretax earnings of $115,267 for the six months ended June 27, 2010.  Both periods, as well as the full year 2010, are impacted by certain discrete tax events including the accrual of potential interest and penalties on uncertain tax positions.  Income tax expense for the quarter and six months ended June 26, 2011 also includes a $20,477 tax benefit as a result of the effective settlement of the 2006 and 2007 IRS examination in the second quarter.  Income tax expense for the six months ended June 27, 2010 also includes a benefit of $21,243 as a result of the settlement of the 2004 and 2005 IRS examination. Absent these tax benefits and other discrete tax events, the effective six month income tax rates for 2011 and 2010 were 27.7% and 28.5%, respectively.  The increase in the adjusted rate to 27.7% for the six months ended June 26, 2011 from the full year 2010 adjusted rate of 25.4% is primarily due to the tax impact of higher expected taxable earnings in jurisdictions with higher statutory tax rates.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

OTHER INFORMATION

---------------------------------

Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business than the first half. Although the Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year, this concentration may be less pronounced in years when the Company has products related to one or more major motion picture releases that occur in the first half of the year. In 2011 the Company expects significant sales of products related to the mid-year major motion picture releases of TRANSFORMERS: DARK OF THE MOON, THOR, and CAPTAIN AMERICA: THE FIRST AVENGER. In 2010 the Company had products related to the mid-year major motion picture release of IRON MAN 2. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

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

In the second quarter of 2011, the Company announced the creation of the Center of Excellence for Hasbro Games in Rhode Island. As a result, the Company is reorganizing its global games business and moving some games development and marketing functions from East Longmeadow, MA to Rhode Island. The Company estimates the total cost of this reorganization will be approximately $20,100 of which $13,139 was recorded in the second quarter of 2011. The $13,139 in second quarter costs related to severance and relocation, of which $6,486 was recorded to product development expense and $6,653 was recorded to selling, distribution, and administration expense.  The Company anticipates that the remaining expenses, consisting primarily of recruiting costs and temporary office space, will be recorded as incurred in the second half of 2011 and first half of 2012.

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

During the first six months of 2011, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, sale of commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs for the remainder of 2011. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company’s financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

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

Net cash provided by operating activities in the first six months of 2011 was $128,855 compared to net cash provided of $173,029 in the first six months of 2010. Accounts receivable increased to $837,972 at June 26, 2011 from $663,484 at June 27, 2010. The accounts receivable balance at June 26, 2011 includes an increase of approximately $38,500 as a result of a weaker U.S. dollar at June 26, 2011 as compared to June 27, 2010. Absent the impact of foreign currency translation, increases in accounts receivable are primarily the result of increased net revenues for the quarter ended June 26, 2011 compared to net revenues for the quarter ended June 27, 2010. Days sales outstanding were 83 days at June 26, 2011 compared to 81 days at June 27, 2010, increasing primarily due to lower licensing revenue, which have shorter payment terms, as well as higher revenues in emerging international markets, which have longer payment terms.

Inventories increased to $426,930 at June 26, 2011 from $342,113 at June 27, 2010. The inventory balance at June 26, 2011 includes an increase of approximately $23,500 as a result of a weaker U.S. dollar at June 26, 2011 as compared to June 27, 2010. During the six months ended June 26, 2011, the Company took steps to sell carryover inventory from year-end 2010, which negatively impacted cost of sales as a percentage of net revenues, however, improved the overall quality of its inventory. During fiscal year 2010, inventory increased from $207,895 at December 27, 2009 to $364,194 at December 26, 2010. Further, the increased

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

inventory levels include higher amounts as a result of growth in emerging markets and new initiatives planned for release during 2011.

Prepaid expenses and other current assets decreased to $196,425 at June 26, 2011 compared to $201,962 at June 27, 2010. The prepaid expenses and other current assets balance at June 26, 2011 includes an increase of approximately $12,400 as a result of a weaker U.S. dollar at June 26, 2011 as compared to June 27, 2010. Absent the impact of foreign exchange, prepaid expenses and other current assets decreased approximately $17,900. The decrease primarily relates to a decrease in the value of the Company’s outstanding foreign exchange contracts as well as a decrease in prepaid royalties. These decreases were partially offset by increased deferred taxes and higher other tax balances, primarily value added tax in international markets.

Accounts payable and accrued expenses increased to $694,095 at June 26, 2011 from $646,223 at June 27, 2010. The accounts payable and accrued expenses balance at June 26, 2011 includes an increase of approximately $39,200 as a result of a weaker U.S. dollar at June 26, 2011 as compared to June 27, 2010. The remaining increase primarily relates to increased accrued royalties principally due to increased sales of royalty-bearing BEYBLADE and TRANSFORMERS products and unrealized losses on the Company’s foreign exchange contracts due to the weaker U.S. dollar at June 26, 2011. These increases were partially offset by lower accounts payable and accrued share repurchases.

Property, plant, and equipment, net increased to $239,201 at June 26, 2011 from $218,851 at June 27, 2010.  The increase in property, plant, and equipment, net is due to capital additions, primarily tooling, less depreciation.  Goodwill and other intangible assets, net decreased to $964,858 at June 26, 2011 from $1,005,494 at June 27, 2010. This decrease is entirely due to amortization of intangibles and is partially offset by purchases of intellectual property for approximately $10,000.

Other assets increased to $690,581 at June 26, 2011 from $669,497 at June 27, 2010. Other assets for the six months ended June 26, 2011 included an increase of approximately $48,000 related to television programming. The Company incurs certain costs in connection with the production of television programming which are capitalized by the Company as they are incurred and amortized based on the proportion of revenues related to the program recognized for such period to the estimated remaining ultimate revenues relating to the program.  In addition to television programming, royalty advances also contributed to the increase. These increases were partially offset by a decrease in the Company’s equity investment in THE HUB which decreased to $348,749 at June 26, 2011 from $372,207 at June 27, 2010.  The decrease in THE HUB investment was due to the Company’s share of THE HUB’s losses during the past year as well as cash distributions related to income taxes during the fourth quarter of 2010 and second quarter of 2011.  The increases were also partially offset by a decrease due to the change in the value of the Company’s outstanding foreign exchange contracts due to the weaker U.S. dollar at June 26, 2011.

Net cash utilized by investing activities was $57,788 in the first six months of 2011 compared to $50,625 in the first six months of 2010. Additions to property, plant and equipment were $51,116 in 2011 compared to $49,689 in 2010. The 2011 utilization also includes the Company’s purchase of intellectual property for approximately $10,000. These uses of cash were partially

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

offset by an approximately $4,000 cash distribution from THE HUB during the second quarter of 2011 referred to above.

Net cash utilized by financing activities was $221,004 in the first six months of 2011 compared to net cash provided by financing activities of $119,991 in the first six months of 2010. The 2010 cash provided reflects net proceeds of $492,528 from the issuance of long-term notes in March 2010. Dividends paid were $75,110 for six months ended June 26, 2011 compared to $64,118 for the six months ended June 27, 2010. The increase in dividends paid reflects a recent increase in the Company’s quarterly dividend rate to $0.30 per share from $0.25 per share which was effective for dividends paid during the second quarter of 2011. Cash payments related to purchases of the Company's common stock were $172,177 in the first six months of 2011 compared to $352,063 in the first six months of 2010. During the quarter ended June 26, 2011, the Company exhausted the April 2010 Board of Directors share repurchase authorization and in May 2011, the Board of Directors approved an additional $500,000 share repurchase authorization.  At June 26, 2011, the Company had $474,486 remaining available under the $500,000 May 2011 Board of Directors share repurchase authorization.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000.  The maturities of the notes will vary but may not exceed 297 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit agreement would be utilized to meet the Company’s short-term liquidity needs.  At June 26, 2011, the Company did not have any notes outstanding related to the Program.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $500,000 committed borrowing facility. The Agreement contains certain financial covenants  setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended June 26, 2011. The Company had no borrowings outstanding under its committed revolving credit facility at June 26, 2011. However, the Company had letters of credit outstanding under this facility of approximately $1,200 at June, 26, 2011. Amounts available and unused under the committed line at June 26, 2011 were approximately $498,800. The Company intends to utilize the Agreement as a secondary funding facility and to support the Program noted above. The Company also has other uncommitted lines from various banks, of which approximately $43,700 was utilized at June 26, 2011. Of the amount utilized under the

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

uncommitted lines, approximately $11,100 and $32,600 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at June 26, 2011 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $175,500 and purchase commitments of $566,075 outstanding at June 26, 2011. Letters of credit and similar instruments include $131,720 related to the defense of tax assessments in Mexico. Subsequent to June 26, 2011, the Company posted an additional bond related to the Mexico tax assessments in the amount of $39,490.  These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

Other contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report.  The table of contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities.  These liabilities were $85,407 at June 26, 2011, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At June 26, 2011, these contracts had net unrealized losses of $26,679, of which $9,555 are recorded in accrued expense and other liabilities and $17,124 are recorded in other long-term liabilities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Included in accumulated other comprehensive income at June 26, 2011 are deferred losses, net of tax, of $21,570, related to these derivatives.

At June 26, 2011, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. Also at June 26, 2011, the Company had fixed-for-floating interest rate swaps with notional amounts of $400,000. The interest rate swaps are designed to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At June 26, 2011, these contracts had a fair value of $18,136, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 26, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

The Company is currently in the process of a multi-year global initiative to upgrade its existing SAP system and implement enhanced global practices. During the second quarter of 2010, the SAP upgrade was completed for the U.S. and Canada operations.  During the first quarter of 2011, the implementation of the SAP upgrade along with consolidation of certain business activities was completed in the Company’s European business. There were no significant changes in the Company’s internal controls over financial reporting resulting from the completion of these phases of the project.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 26, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000 through 2005. These tax assessments, which total approximately $196 million in aggregate (including interest, penalties, and inflation updates), relate to transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2003 assessments. The Company filed the suit related to the 2000 and 2001 assessment in May 2009; the 2002 assessment in June 2008; and the 2003 assessment in March 2009. The Company was challenging the 2004 assessment through administrative appeals. However, as a result of the rejection of the Company’s administrative appeal of the 2004 assessment, in July 2011 the Company filed suit in the Federal Tribunal of Fiscal and Administrative Justice. The Company is challenging the 2005 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2003, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of June 26, 2011,  bonds totaling approximately $132 million (at June 26, 2011 exchange rates) have been posted related to the 2000, 2001, 2002, and 2003 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them. In addition, subsequent to June 26, 2011, as a result of the Company filing suit relating to the 2004 assessment, the Company was required to post a bond of approximately $39.5 million. The Company is not currently required to make a deposit or post bonds related to the 2005 assessment.

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

•

greater than expected costs or unexpected delays associated with the creation of the Center of Excellence for Hasbro Games;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2011 3/28/11 – 4/24/11	735,000	$46.1733	735,000	$52,471,740
May 2011 4/25/11 - 5/29/11	920,000	$47.0181	920,000	$509,215,068
June 2011 5/30/11 – 6/26/11	790,000	$43.9603	790,000	$474,486,393
Total	2,445,000	$45.7761	2,445,000	$474,486,393

On April 19, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $625 million in common stock.  This authorization was fully utilized during the second quarter of 2011. On May 19, 2011, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

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

10.1

Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 19, 2011, File No. 1-6682.)

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended June 26, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: July 29, 2011	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended June 26, 2011

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

4.2

Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the year ended December 26, 1999, File No. 1-6682.)

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

10.1

Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 19, 2011, File No. 1-6682.)

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended June 26, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.