Form 10-Q
period 2011-09-25
HASBRO INC
filed 2011-11-02
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 17, 2011 was 128,984,649.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept, 25,	Sept. 26,	Dec. 26,
Assets	2011	2010	2010
	---------	---------	---------
Current assets
Cash and cash equivalents	$186,962	497,903	727,796
Accounts receivable, less allowance
for doubtful accounts of $32,700,
$35,000 and $31,200	1,260,521	1,210,460	961,252
Inventories	518,866	467,953	364,194
Prepaid expenses and other current assets	243,956	170,394	167,807
	--------------	--------------	--------------
Total current assets	2,210,305	2,346,710	2,221,049

Property, plant and equipment, less accumulated
depreciation of $447,900, $450,700 and
$430,200	220,412	221,165	233,580
	--------------	--------------	--------------

Other assets
Goodwill	475,043	475,005	474,813
Other intangibles, less accumulated amortization
of $608,300, $574,900 and $586,900	479,818	512,693	500,597
Other	699,148	660,044	663,187
	--------------	--------------	--------------
Total other assets	1,654,009	1,647,742	1,638,597
	--------------	--------------	--------------

Total assets	$4,084,726	4,215,617	4,093,226
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 25,	Sept. 26,	Dec. 26,
Liabilities and Shareholders' Equity	2011	2010	2010
	---------	---------	---------
Current liabilities
Short-term borrowings	$13,168	103,625	14,568
Accounts payable	246,461	267,175	132,517
Accrued liabilities	682,814	607,686	571,716
	--------------	--------------	--------------
Total current liabilities	942,443	978,486	718,801

Long-term debt	1,405,071	1,404,556	1,397,681
Other liabilities	355,970	345,264	361,324
	--------------	--------------	--------------
Total liabilities	2,703,484	2,728,306	2,477,806
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	641,214	606,984	625,961
Retained earnings	3,104,738	2,872,699	2,978,317
Accumulated other comprehensive (loss) earnings	(14,965)	23,121	8,149
Treasury stock, at cost; 80,228,053 shares at
September 25, 2011, 73,350,366 at
September 26, 2010 and 72,278,515 at
December 26, 2010	(2,454,592)	(2,120,340)	(2,101,854)
	--------------	--------------	--------------
Total shareholders' equity	1,381,242	1,487,311	1,615,420
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$4,084,726	4,215,617	4,093,226
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
	-------------------	------------------	-------------------	-------------------
Net revenues	$1,375,811	1,313,302	2,956,251	2,723,464
Costs and expenses:
Cost of sales	599,524	591,600	1,244,780	1,154,601
Royalties	109,257	75,620	234,680	169,454
Product development	49,504	51,618	150,287	139,408
Advertising	130,396	133,742	278,703	276,914
Amortization of intangibles	11,084	15,611	32,378	38,310
Program production cost amortization	7,844	5,034	18,082	5,034
Selling, distribution and administration	220,130	202,320	619,939	552,933
	------------	------------	------------	------------
Total costs and expenses	1,127,739	1,075,545	2,578,849	2,336,654
	------------	------------	------------	------------
Operating profit	248,072	237,757	377,402	386,810
	------------	------------	------------	------------
Non-operating (income) expense
Interest expense	22,479	21,657	66,702	60,371
Interest income	(3,017)	(839)	(5,893)	(3,775)
Other (income) expense, net	7,153	(2,134)	19,344	(4,126)
	------------	------------	------------	------------
Total non-operating expense, net	26,615	18,684	80,153	52,470
	------------	------------	------------	------------
Earnings before income taxes	221,457	219,073	297,249	334,340
Income tax expense	50,467	63,909	51,012	76,602
	------------	------------	------------	------------
Net earnings	$170,990	155,164	246,237	257,738
	=======	=======	=======	=======

Net earnings per common share
Basic	$1.29	1.12	1.82	1.84
	=======	=======	=======	=======
Diluted	$1.27	1.09	1.78	1.76
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.30	0.25	0.90	0.75
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Nine Months Ended
	--------------------------------------
	Sept. 25, 2011	Sept. 26, 2010
	-------------------	------------------
Cash flows from operating activities
Net earnings	$246,237	257,738
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation of plant and equipment	85,039	72,994
Amortization of intangibles	32,378	38,310
Program production cost amortization	18,082	5,034
Deferred income taxes	(23,344)	12,770
Stock-based compensation	24,190	24,234
Change in operating assets and liabilities:
Increase in accounts receivable	(316,896)	(167,979)
Increase in inventories	(167,726)	(252,418)
(Increase) decrease in prepaid expenses and other current assets	(63,408)	11,442
Program production costs	(60,603)	(31,024)
Increase in accounts payable and accrued liabilities	228,805	39,509
Other	(1,708)	(4,844)
	------------	------------
Net cash provided by operating activities	1,046	5,766
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(71,675)	(75,852)
Investments and acquisitions, net of cash acquired	(11,585)	-
Other	4,902	1,805
	------------	------------
Net cash utilized by investing activities	(78,358)	(74,047)
	------------	------------
Cash flows from financing activities
Net proceeds from borrowings with original maturities of
more than three months	-	492,528
Repayments of borrowings with original maturities of
more than three months	-	(186)
Net (repayments) proceeds from short-term borrowings	(13)	89,115
Purchases of common stock	(384,800)	(630,997)
Stock option transactions	25,721	65,634
Excess tax benefits from stock-based compensation	8,969	14,462
Dividends paid	(115,330)	(98,920)
	------------	------------
Net cash utilized by financing activities	(465,453)	(68,364)
	------------	------------
Effect of exchange rate changes on cash	1,931	(1,497)
	------------	------------
Decrease in cash and cash equivalents	(540,834)	(138,142)
Cash and cash equivalents at beginning of year	727,796	636,045
	------------	------------
Cash and cash equivalents at end of period	$186,962	497,903
	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	------------------------------------
	Sept. 25, 2011	Sept. 26, 2010
	-------------------	-------------------
Supplemental information
Cash paid during the period for:
Interest	$ 77,023	59,412
Income taxes	$ 26,897	49,708

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
	-------------------	------------------	-------------------	-------------------
Net earnings	$170,990	155,164	246,237	257,738
Other comprehensive loss	(19,134)	(4,682)	(23,114)	(35,510)
	----------	----------	----------	----------
Total comprehensive earnings	$151,856	150,482	223,123	222,228
	======	======	======	======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of September 25, 2011 and September 26, 2010, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarterly and nine-month periods ended September 25, 2011 and September 26, 2010 are 13-week and 39-week periods, respectively.

The results of operations for the quarter and nine months ended September 25, 2011 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2010 period representative of those actually experienced for the full year 2010.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings Per Share

Net earnings per share data for the quarters and nine months ended September 25, 2011 and September 26, 2010 were computed as follows:

	2011		2010
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 170,990	170,990	155,164	155,164
	=======	=======	=======	=======

Average shares outstanding	132,448	132,448	138,199	138,199
Effect of dilutive securities:
Options and other share-based awards	-	2,476	-	3,516
	------------	------------	------------	------------
Equivalent shares	132,448	134,924	138,199	141,715
	=======	=======	=======	=======

Net earnings per common share	$ 1.29	1.27	1.12	1.09
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	2011		2010
	-----------------		-----------------
Nine Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 246,237	246,237	257,738	257,738
Effect of dilutive securities:
Interest expense on contingent convertible
debentures due 2021, net of tax	-	-	-	1,124
	------------	------------	------------	------------
Adjusted net earnings	$ 246,237	246,237	257,738	258,862
	=======	=======	=======	=======

Average shares outstanding	135,388	135,388	139,773	139,773
Effect of dilutive securities:
Contingent convertible debentures
due 2021	-	-	-	4,032
Options and other share-based awards	-	2,985	-	3,352
	------------	------------	------------	------------
Equivalent shares	135,388	138,373	139,773	147,157
	=======	=======	=======	=======

Net earnings per common share	$ 1.82	1.78	1.84	1.76
	=======	=======	=======	=======

For the nine month period ended September 26, 2010, the effect of the Company’s contingent convertible debt was dilutive and, accordingly, for the diluted earnings per share calculation, the numerator includes an adjustment to earnings to exclude the interest expense incurred for these debentures and the denominator includes an adjustment to include the shares issuable upon conversion. During the second quarter of 2010, substantially all of these debentures were converted into shares of common stock, with the remainder redeemed for cash and as such, were not dilutive for the quarter ended September 26, 2010.

For the quarters ended September 25, 2011 and September 26, 2010, 1,851 and 931 restricted stock-based awards and options to acquire shares, for each period, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine month periods ended September 25, 2011 and September 26, 2010, 1,394 and 1,322 restricted stock-based awards and options to acquire shares, for each period, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings (Loss)

Other comprehensive earnings (losses) for the quarters and nine month periods ended September 25, 2011 and September 26, 2010 consist of the following:

	Quarter Ended		Nine Months Ended
	------------------		------------------
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2011	2010	2011	2010
	---------	---------	---------	---------
Foreign currency translation adjustments	$(42,789)	36,331	(9,767)	(20,033)
Gain (loss) on cash flow hedging activities, net of tax	20,755	(34,933)	(16,585)	(4,502)
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	2,900	(6,080)	3,238	(10,975)
	----------	----------	----------	----------
Other comprehensive loss	$(19,134)	(4,682)	(23,114)	(35,510)
	======	======	======	======

At September 25, 2011, the Company had remaining deferred gains on hedging instruments, net of tax, of $2,085 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain forecasted inventory purchases and other cross-border transactions through 2013. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of other cross-border transactions. Of the amount included in AOCE at September 25, 2011, the Company expects gains, net of tax, of approximately $4,700 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4) Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, short-term borrowings, accounts payable and certain accrued liabilities. At September 25, 2011, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at September 25, 2011 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of September 25, 2011, September 26, 2010 and December 26, 2010 are as follows:

	Sept. 25, 2011		Sept. 26, 2010		Dec. 26, 2010
	--------------------		--------------------		----------------------------
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	-------	------	-------	------	-------	------
6.125% Notes Due 2014	$ 445,176	467,245	444,661	466,225	437,786	462,698
6.30% Notes Due 2017	350,000	402,780	350,000	388,290	350,000	382,830
6.60% Debentures Due 2028	109,895	120,775	109,895	114,148	109,895	110,038
6.35% Notes Due 2040	500,000	547,200	500,000	511,000	500,000	499,900
	-------------	-----------	-------------	-----------	-------------	-----------
Total long-term debt	$1,405,071	1,538,000	1,404,556	1,479,663	1,397,681	1,455,466
	=======	=======	=======	=======	=======	=======

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $20,176, $19,661 and $12,786 at September 25, 2011, September 26, 2010 and December 26, 2010, respectively, related to interest rate swaps. All other carrying costs represent principal amounts. Total principal amounts of long-term debt at September 25, 2011, September 26, 2010 and December 26, 2010 were each $1,384,895. The fair values of the Company’s long-term borrowings are measured using a combination of broker quotations when available and discounted future cash flows.

The Company is party to a series of interest rate swap agreements which effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014 which match the maturity date of the related notes. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At September 25, 2011, September 26, 2010 and December 26, 2010, the fair value of these contracts was $20,176, $19,661 and $12,786, respectively, which is recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded gains of $2,040 and $7,390 for the quarter and nine months ended September 25, 2011, respectively, and $7,576 and $22,386 for the quarter and nine months ended September 26, 2010, respectively on these instruments in other (income) expense, net relating to the change in fair value of such derivatives, wholly offsetting

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

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

In connection with tax examinations in Mexico for the years 2000 to 2005, the Company has received tax assessments totaling approximately $171,900 (at September 25, 2011 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of September 25, 2011, bonds totaling approximately $150,260 (at September 25, 2011 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amount of the 2005 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2005.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 25, 2011, September 26, 2010 and December 26, 2010, these investments totaled $20,095, $21,354 and $21,767 respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net (losses) gains of $(24) and $499 on these investments in other (income) expense, net for the quarter and nine months ended September 25, 2011, respectively, related to the change in fair value of such investments. For the quarter and nine months ended September 26, 2010, the Company recorded net gains of $416 and $799, respectively, on these investments in other (income) expense, net, related to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At September 25, 2011, September 26, 2010 and December 26, 2010, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
September 25, 2011
---------------------
Available-for-sale securities	$ 20,119	24	20,095	-
Derivatives	28,084	-	25,204	2,880
	--------	-------	---------	-------
Total	$ 48,203	24	45,299	2,880
	=====	====	======	====
September 26, 2010
---------------------
Available-for-sale securities	$ 21,395	41	21,354	-
Derivatives	28,547	-	22,566	5,981
	--------	-------	---------	-------
Total	$ 49,942	41	43,920	5,981
	=====	====	======	====
December 26, 2010
---------------------
Available-for-sale securities	$ 21,791	24	21,767	-
Derivatives	38,092	-	28,937	9,155
	--------	-------	---------	-------
Total	$ 59,883	24	50,704	9,155
	=====	====	======	====

For certain of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities (Level 1). The remaining available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market (Level 2). The Company’s derivatives consist primarily of interest rate swap agreements and foreign currency forward contracts (Level 2). The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The fair values of the interest rate swaps are measured based on the present value of future cash flows using the

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

swap curve as of the valuation date. The remaining derivative securities consist of warrants to purchase common stock of unrelated companies (Level 3). The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2011.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3) for the nine months ended September 25, 2011 and September 26, 2010:

	2011	2010
	-----------	-----------
Balance at beginning of year	$ 9,155	6,808
Loss from change in fair value	(6,275)	(827)
	--------	--------
Balance at end of period	$ 2,880	5,981
	=====	=====

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and nine months ended September 25, 2011 and September 26, 2010 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
	-------	-------	-------	-------
Service cost	$ 1,023	1,108	171	153
Interest cost	5,144	5,183	440	450
Expected return on assets	(6,172)	(6,112)	-	-
Net amortization and deferrals	1,288	1,074	18	-
	--------	--------	--------	--------
Net periodic benefit cost	$ 1,283	1,253	629	603
	=====	=====	=====	=====

	Nine Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
	-------	-------	-------	-------
Service cost	$ 3,192	3,235	513	458
Interest cost	15,598	15,590	1,320	1,350
Expected return on assets	(18,679)	(18,337)	-	-
Net amortization and deferrals	3,878	3,262	54	-
	--------	--------	--------	--------
Net periodic benefit cost	$ 3,989	3,750	1,887	1,808
	=====	=====	=====	=====

During the first three quarters of fiscal 2011, the Company made cash contributions to its defined benefit pension plans of approximately $5,100 in the aggregate. The Company expects to contribute approximately $1,300 during the remainder of fiscal 2011.

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

The Company also has warrants to purchase common stock of unrelated companies that constitute and are accounted for as derivatives. For additional information related to these warrants see Note 6. In addition the Company is party to several interest rate swap agreements to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. For additional information related to these interest rate swaps see Note 4.

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

At September 25, 2011, September 26, 2010 and December 26, 2010, the notional amounts and fair values representing the unrealized gains (losses) of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	Sept. 25, 2011		Sept. 26, 2010		Dec. 26, 2010
	---------------		---------------		---------------
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
----------------------------	--------------	----------	-------------	-----------	------------	----------
Inventory purchases	$ 500,863	965	705,906	(4)	593,953	11,074
Intercompany royalty transactions	164,456	1,616	233,358	2,867	179,308	5,344
Sales	53,310	242	-	-	-	-
Other	6,957	5	24,853	441	17,047	533
	------------	-----------	------------	----------	------------	----------
Total	$ 725,586	2,828	964,117	3,304	790,308	16,951
	=======	======	=======	======	=======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 25, 2011, September 26, 2010 and December 26, 2010 as follows:

	Sept. 25, 2011	Sept. 26, 2010	Dec. 26, 2010
	-------------------	-------------------	-------------------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ 15,313	20,528	24,710
Unrealized losses	(4,936)	(11,779)	(9,229)
	------------	------------	------------
Net unrealized gain	10,377	8,749	15,481
	------------	------------	------------
Other assets
---------------------
Unrealized gains	1,913	7,501	4,403
Unrealized losses	-	(12,946)	(2,933)
	------------	------------	------------
Net unrealized gain (loss)	1,913	(5,445)	1,470
	------------	------------	------------
Total asset derivatives	$ 12,290	3,304	16,951
	=======	=======	=======
Accrued expenses and other liabilities
-----------------------------------------------------------
Unrealized gains	$ 415	-	-
Unrealized losses	(3,712)	-	-
	------------	------------	------------
Net unrealized loss	(3,297)	-	-
	------------	------------	------------
Other long-term liabilities
-------------------------------------
Unrealized gains	739	-	-
Unrealized losses	(6,904)	-	-
	------------	------------	------------
Net unrealized loss	(6,165)	-	-
	------------	------------	------------
Total liability derivatives	$ (9,462) =======	- =======	- =======

During the quarter and nine months ended September 25, 2011, the Company reclassified net losses from other comprehensive earnings to earnings of $(3,377) and $(3,489), respectively. Of the amount reclassified during the quarter ended September 25, 2011, $(4,424) was reclassified to cost of sales, $535 was reclassified to royalty expense, and $562 was reclassified to sales. Of the amount reclassified during the nine months ended September 25, 2011, $(4,775), $833, and $562 were reclassified to cost of sales, royalty expense and sales,

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

respectively. In addition, net losses of $(50) and $(109) were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine months ended September 25, 2011, respectively. Other (income) expense for the nine months ended September 25, 2011 includes a loss of approximately $3,700 related to certain derivatives which no longer qualified for hedge accounting.

During the quarter and nine months ended September 26, 2010, the Company reclassified net gains from other comprehensive earnings to earnings of $6,930 and $12,786, respectively. Of the amount reclassified during the quarter ended September 26, 2010, $5,444 was reclassified to cost of sales and $1,504 was reclassified to royalty expense. Of the amount reclassified during the nine-month period ended September 26, 2010, $9,294 and $3,562 were reclassified to cost of sales and royalty expense, respectively. In addition, net losses of $(18) and $(70) were reclassified to earnings as a result of hedge ineffectiveness in the quarter and nine months ended September 26, 2010.

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At September 25, 2011, September 26, 2010 and December 26, 2010, the total notional amounts of the Company’s undesignated derivative instruments were $90,077, $72,322 and $89,191, respectively.

At September 25, 2011, the fair values of the Company’s undesignated derivative financial instruments were recorded in prepaid expenses and other current assets as follows and at September 26, 2010 and December 26, 2010, the fair values of the Company’s undesignated derivative financial instruments were recorded in accrued expenses and other liabilities as follows:

	Sept. 25, 2011	Sept. 26, 2011	Dec. 26, 2010
	---------	---------	---------
Unrealized gains	$ 3,234	32	27
Unrealized losses	(1,034)	(431)	(827)
	---------	---------	---------
Net unrealized gain (loss)	$ 2,200	(399)	(800)
	=====	=====	=====

The Company recorded net gains (losses) of $(1,528) and $1,740 on these instruments to other (income) expense, net for the quarter and nine months ended September 25, 2011, respectively, and $693 and $(816) on these instruments to other (income) expense, net for the quarter and nine months ended September 26, 2010, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For additional information related to the Company’s derivative financial instruments see Notes 4 and 6.

(9) Games Reorganization

During the second quarter of 2011, the Company announced a program to reorganize its games business and consolidate its games marketing and games development employees in Rhode Island. The Company estimates that the total cost of the program will be approximately $20,100 of which $1,811 and $14,950 were recognized during the quarter and nine month periods ended September 25, 2011, respectively, primarily related to employee severance and relocation costs. Of the amount recognized during the quarter and nine months ended September 25, 2011, $641 and $7,127, respectively, were recorded to product development expense and $1,170 and $7,823, respectively, were recorded to selling, distribution and administration expense.  The Company expects the remainder of the costs, primarily related to recruiting and temporary office space, to be recognized as incurred during the remainder of 2011 and first half of 2012.

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

Information by segment and a reconciliation to reported amounts for the quarters and nine months ended September 25, 2011 and September 26, 2010 are as follows.

	Quarter Ended
	------------------
	Sept. 25, 2011		Sept. 26, 2010
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$764,562	4,554	825,483	5,942
International	563,310	9	458,917	29
Entertainment and Licensing	46,316	1,047	27,478	-
Global Operations (a)	1,623	635,081	1,424	667,017
Corporate and Eliminations	-	(640,691)	-	(672,988)
	------------	------------	------------	------------
	$1,375,811	-	1,313,302	-
	=======	=======	=======	=======

	Nine Months Ended
	------------------
	Sept. 25, 2011		Sept. 26, 2010
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$1,660,664	13,738	1,694,713	12,256
International	1,192,113	108	942,047	59
Entertainment and Licensing	98,144	1,735	83,038	-
Global Operations (a)	5,330	1,240,428	3,666	1,294,972
Corporate and Eliminations	-	(1,256,009)	-	(1,307,287)
	------------	------------	------------	------------
	$2,956,251	-	2,723,464	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Nine Months Ended --------------------------
Operating profit (loss)	Sept. 25, 2011 -------	Sept. 26, 2010 -------	Sept. 25, 2011 -------	Sept. 26, 2010 -------
U.S. and Canada	$128,789	158,763	227,526	278,635
International	100,739	70,818	132,756	79,984
Entertainment and Licensing	15,251	5,918	21,294	28,280
Global Operations (a)	8,802	25,298	(4,522)	25,215
Corporate and Eliminations (b)	(5,509)	(23,040)	348	(25,304)
	----------	-----------	----------	------------
	$248,072	237,757	377,402	386,810
	======	======	======	======

Total assets	Sept. 25, 2011 -------------	Sept. 26, 2010 -------------	Dec. 26, 2010 -------------
U.S. and Canada	$5,159,977	4,335,848	4,571,597
International	1,969,676	1,610,002	1,672,326
Entertainment and Licensing	1,003,345	818,409	861,971
Global Operations	1,832,306	1,360,879	1,542,896
Corporate and Eliminations (b)	(5,880,578)	(3,909,521)	(4,555,564)
	--------------	--------------	--------------
	$4,084,726	4,215,617	4,093,226
	========	========	========

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table presents consolidated net revenues by class of principal products for the quarters and nine months ended September 25, 2011 and September 26, 2010.  Effective at the beginning of fiscal 2011, the Company has reclassified certain of its products from the Boys category to the Preschool category.  The table below presents the 2010 net revenues reclassified to reflect the 2011 product category classifications.

	Quarter Ended		Nine Months Ended
	Sept. 25, 2011 ---------	Sept. 26, 2010 ---------	Sept. 25, 2011 ---------	Sept. 26, 2010 ---------
Boys	$534,595	463,697	1,285,273	930,277
Games and puzzles	364,740	387,041	796,364	876,312
Girls	259,113	269,069	491,412	531,668
Preschool	217,363	193,262	383,173	384,778
Other	-	233	29	429
	------------	------------	------------	--------------
Net revenues	$1,375,811	1,313,302	2,956,251	2,723,464
	========	=======	========	========

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

EXECUTIVE SUMMARY

----------------------------------

Hasbro, Inc. (“Hasbro” or the “Company”) is a worldwide leader in children’s and family leisure time products and services with a broad portfolio of brands and entertainment properties.  As a branded play, consumer-focused global company, Hasbro applies its brand blueprint to all of its operations.  The brand blueprint revolves around the objective of continuously re-imagining, re-inventing, and re-igniting the Company’s brands through a wide range of innovative toys and games, entertainment offerings, including television programming and motion pictures, and licensed products, under well-known brands such as TRANSFORMERS, PLAYSKOOL, NERF, LITTLEST PET SHOP, MY LITTLE PONY, G.I. JOE, TONKA, MILTON BRADLEY, PARKER BROTHERS, CRANIUM, and WIZARDS OF THE COAST. 2011 is the first year in a multi-year strategic plan in which the Company has significant initiatives across all elements of its brand blueprint, including television and movies, digital gaming, licensing and its broad portfolio of toys and games.

The Company earns revenue and generates cash primarily through the sale of a variety of toy and game products, as well as through the out-licensing of rights for use of its properties in connection with non-competing products, including digital games, offered by third-parties. The Company’s product offerings encompass a broad variety of toys including boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products.  Games offerings include traditional board, card, hand-held electronic, trading card, role-playing and DVD games, as well as electronic learning aids and puzzles. While many of the Company's products are based on brands the Company owns or controls, the Company also offers products which are licensed from outside inventors. In addition, the Company licenses rights to produce products based on movie, television, music and other entertainment properties owned by third parties, such as the BEYBLADE, MARVEL, SESAME STREET and STAR WARS properties. The Company sells its products both within the United States and in a number of international markets. The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2010, 2009 and 2008, the second half of the year accounted for 65%, 65% and 63% of the Company’s net revenues, respectively.

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

The Company’s core brands represent Company-owned or Company-controlled brands, such as TRANSFORMERS, NERF, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, FURREAL FRIENDS, MAGIC: THE GATHERING, PLAY-DOH, PLAYSKOOL, and G.I. JOE, which have been successful over the long term. The Company has a large portfolio of owned and controlled brands, which can be introduced in new formats and platforms over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the nine months of 2011 the Company had strong revenues from core brands, namely NERF, TRANSFORMERS, MAGIC: THE GATHERING, LITTLEST PET SHOP, FURREAL FRIENDS, PLAY-DOH, and PLAYSKOOL. The Company’s strategy of re-imagining, re-inventing and re-igniting its brands has been instrumental in achieving its overall long-term growth objectives.

The Company also seeks to drive product-related revenues by increasing the visibility of its core brands through entertainment. Since 2007, the Company has had three motion pictures based on its TRANSFORMERS brand and one motion picture based on its G.I JOE brand released by major motion picture studios.  In June of 2011, the third motion picture based on the TRANSFORMERS brand, TRANSFORMERS: DARK OF THE MOON, was released by Paramount Pictures Corporation. The Company has developed and marketed product lines based on these motion pictures. In addition, the Company has entered into a strategic relationship with Universal Pictures to produce at least three motion pictures based on certain of Hasbro’s core brands, with the potential for production of two additional pictures. The first movie under this relationship, BATTLESHIP, is expected to be released in 2012. In addition to using theatrical entertainment, the Company continues to seek opportunities to use other entertainment outlets and forms of entertainment as a way to build awareness of its brands, which has proved instrumental to achieving its overall long-term growth objectives.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company incurred a certain level of investment spending leading up to the debut of THE HUB in October 2010.  In addition, the Company incurred costs in 2010 and the first nine months of 2011, and will incur costs in the future, related to the production of television programming by Hasbro Studios. The Company believes that its television initiative, including developing programming based on its brands for distribution in the United States and in international markets, supports its strategy of growing its core brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in any form or format.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including IRON MAN and SPIDER-MAN; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. The third quarter of 2011 represents the first period of significant sales under the Sesame Workshop license. In 2010, the Company had significant sales of products related to the Marvel movie release of IRON MAN 2 in May 2010 as well as continued strong sales of STAR WARS products. In 2011 the Company continued to have strong sales related to MARVEL products including sales of products related to the Marvel movie releases of THOR in May 2011 and CAPTAIN AMERICA: THE FIRST AVENGER in July 2011. In addition, in the second half of 2010 the Company re-introduced BEYBLADE products, a licensed property. The Company has had significant sales of BEYBLADE products in the first nine months of 2011.

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

The Company continues investing to grow its business in emerging international markets. During the past few years, the Company commenced or expanded its operations in China, Brazil, Russia, Korea, Romania, Czech Republic, and most recently Peru and Colombia. In

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

addition, the Company is seeking to grow its business in entertainment, licensing and digital gaming, and will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms of media.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 through 2011, the Company’s Board of Directors (the “Board”) adopted six successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,825,000. The sixth authorization was approved in May 2011 for $500,000. At September 25, 2011, the Company had $263,550 remaining available under this authorization. For the quarter and nine month periods ended September 25, 2011, the Company invested $211,048 and $386,707, respectively, in the repurchase of 5,589 and 9,433 shares of common stock in the open market, respectively. For the years ended 2010, 2009 and 2008, the Company spent $636,681, $90,994 and $357,589, respectively, to repurchase 15,763, 3,172 and 11,736 shares, respectively, in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return excess cash through the payment of quarterly dividends. Effective for the dividend paid in May 2011, the Company’s Board of Directors increased the Company’s quarterly dividend rate 20% to $0.30 per share from $0.25 per share.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and nine months ended September 25, 2011 and September 26, 2010. Program production cost amortization for 2010 was previously included in cost of sales and has been reclassified to conform with current year presentation.

	Quarter		Nine Months
	2011	2010	2011	2010
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	43.6	45.0	42.1	42.4
Royalties	7.9	5.8	7.9	6.2
Product development	3.6	3.9	5.1	5.1
Advertising	9.5	10.2	9.4	10.2
Amortization of intangibles	0.8	1.2	1.1	1.4
Program production cost amortization	0.6	0.4	0.6	0.2
Selling, distribution and administration	16.0	15.4	21.0	20.3
	------------	------------	------------	------------
Operating profit	18.0	18.1	12.8	14.2
Interest expense	1.6	1.6	2.3	2.2
Interest income	(0.2)	(0.0)	(0.2)	(0.1)
Other (income) expense, net	0.5	(0.2)	0.7	(0.2)
	------------	------------	------------	------------
Earnings before income taxes	16.1	16.7	10.0	12.3
Income tax expense	3.7	4.9	1.7	2.8
	------------	------------	------------	------------
Net earnings	12.4%	11.8%	8.3%	9.5%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The quarters and nine months ended September 25, 2011 and September 26, 2010 were 13-week and 39-week periods, respectively. Net earnings for the quarter and nine months ended September 25, 2011 were $170,990 and $246,237, respectively, compared to net earnings of $155,164 and $257,738 for the respective periods of 2010. Basic earnings per share for the quarter and nine months ended September 25, 2011 were $1.29 and $1.82, respectively, compared to basic earnings per share of $1.12 and $1.84 for the respective periods of 2010. Diluted earnings per share were $1.27 and $1.78 for the quarter and nine months ended September 25, 2011, compared with diluted earnings per share of $1.09 and $1.76 for the respective periods in 2010. Net earnings for the quarter and nine months ended September 25, 2011 include expenses, net of tax, of $1,155 and $9,538, respectively, related to a reorganization of the Company’s global games business.  Net earnings for the nine months ended September 25, 2011 include a favorable tax

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

adjustment of approximately $20,500 related to the recognition of previously unrecognized tax benefits and reversal of related accrued interest due to the completion of a tax audit. Net earnings for the nine months ended September 26, 2010 include a similar favorable tax adjustment which totaled $21,200.

Consolidated net revenues for the quarter ended September 25, 2011 increased 5% to $1,375,811 compared to $1,313,302 for the quarter ended September 26, 2010. For the nine months ended September 25, 2011, consolidated net revenues were $2,956,251 compared to $2,723,464 for the nine months ended September 26, 2010. Consolidated net revenues were positively impacted by foreign currency translation in the amount of approximately $37,100 and $77,700 for the quarter and nine months ended September 25, 2011, respectively, as a result of the weaker U.S. dollar in 2011. Operating profit for the quarter ended September 25, 2011 was $248,072 compared to $237,757 for the quarter ended September 26, 2010. Operating profit for the 2011 nine-month period was $377,402 compared to an operating profit of $386,810 for the nine-month period of 2010.

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters and nine months ended September 25, 2011 and September 26, 2010.

	Quarter			Nine Months
			%			%
	2011	2010	Change	2011	2010	Change
	----------	------------	----------	-------------	-----------	----------
Net Revenues
U.S. and Canada segment	$ 764,562	825,483	-7%	1,660,664	1,694,713	-2%
International segment	563,310	458,917	23%	1,192,113	942,047	27%
Entertainment and Licensing segment	46,316	27,478	69%	98,144	83,038	18%

Operating Profit
U.S. and Canada segment	$ 128,789	158,763	-19%	227,526	278,635	-18%
International segment	100,739	70,818	42%	132,756	79,984	66%
Entertainment and Licensing segment	15,251	5,918	158%	21,294	28,280	-25%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended September 25, 2011 decreased 7% to $764,562 from $825,483 for the quarter ended September 26, 2010. The decrease in the quarter was a result of decreased revenues in the boys, girls, and games and puzzles categories, partially offset by increased revenues in the preschool category. The increase in the preschool category primarily relates to sales related to the introduction of a number of product offerings under the Sesame Workshop license during the quarter. Increases in the preschool category were partially offset by decreased revenues from

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

PLAYSKOOL, TONKA, and PLAY-DOH product lines. The decrease in the boys category primarily relates to decreased sales of STAR WARS, MARVEL, and NERF products, partially offset by increased sales of BEYBLADE and TRANSFORMERS, including KRE-O products.  The decrease in the girls category primarily relates to decreased sales of LITTLEST PET SHOP and FURREAL FRIENDS products, partially offset by increased sales of BABY ALIVE, EASY BAKE, and MY LITTLE PONY products. The decrease in the games and puzzles category primarily relates to lower sales of board games, partially offset by higher sales of MAGIC: THE GATHERING.

U.S. and Canada segment net revenues for the nine months ended September 25, 2011 were $1,660,664 compared to $1,694,713 for the nine months ended September 26, 2010. The decrease in the nine months ended September 25, 2011 was the result of decreased revenues in the girls and games and puzzles category, partially offset by increased revenues in the boys category.  The increase in the boys category primarily relates to increased sales of BEYBLADE products, which were reintroduced in late 2010, as well as higher sales of TRANSFORMERS products as a result of the June 2011 movie release, TRANSFORMERS: DARK OF THE MOON. These increases were partially offset by decreased revenues from MARVEL, NERF and STAR WARS products. Decreases in the girls category were primarily driven by lower sales of LITTLEST PET SHOP products, partially offset by higher sales of MY LITTLE PONY and BABY ALIVE products while decreases in the games and puzzles category primarily relate to lower sales of board games partially offset by increased sales of MAGIC: THE GATHERING.

U.S. and Canada segment operating profit decreased to $128,789, or 16.8% of net revenues, for the quarter ended September 25, 2011 compared to $158,763, or 19.2% of net revenues, for the quarter ended September 26, 2010. For the nine months ended September 25, 2011 operating profit decreased to $227,526, or 13.7% of net revenues, from $278,635, or 16.4% of net revenues, for the nine months ended September 26, 2010. For the quarter and nine months ended September 25, 2011 operating profit was negatively impacted by a the decline in net revenues as well as higher royalty and selling, distribution and administration costs. Operating profit margin for the quarter and nine months ended September 25, 2011 was negatively impacted by a decline in net revenues and higher selling, distribution and administration costs. In addition, the operating profit margin for the nine month period of 2011 was impacted by a higher mix of shipments of closeouts during the first half of the year, which represents carryover inventory from year end 2010.  Although this inventory was written down last year, the subsequent sales have minimal to no profit.

INTERNATIONAL SEGMENT

International segment net revenues increased by 23% to $563,310 for the quarter ended September 25, 2011 from $458,917 for the quarter ended September 26, 2010. Net revenues for the nine months ended September 25, 2011 increased 27% to $1,192,113 from $942,047 for the nine months ended September 26, 2010. For the quarter ended September 25, 2011, International segment net revenues were positively impacted by currency translation of approximately $35,200, or 8%, as a result of the weaker U.S. dollar during the quarter. For the nine months ended September 25, 2011, International segment net revenues were positively impacted by currency translation of approximately $72,500, or 8%, as a result of the weaker U.S. dollar in the first nine months of 2011. Increased net

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

revenues in the quarter and nine months ended September 25, 2011 were driven by higher sales in the boys category primarily as a result of higher sales of BEYBLADE, NERF, and TRANSFORMERS products, partially offset by decreased sales of MARVEL and STAR WARS products. Revenues in the girls, games and puzzles and preschool categories decreased slightly. The decrease in the girls category was driven by decreased sales of LITTLEST PET SHOP products partially offset by increased sales of FURREAL FRIENDS and BABY ALIVE products. Decreases in the preschool category are primarily the result of lower sales of PLAYSKOOL products partially offset by sales related to the introduction of a number of product offerings under the Sesame Workshop license as well as higher sales of PLAY-DOH products. Decreases in the games and puzzles category were driven by decreased sales of board games, offset by higher revenues from MAGIC: THE GATHERING products in the quarter.  International segment net revenues for the quarter and nine months ended September 25, 2011 increased in all regions, which includes Europe, Asia-Pacific and Latin and South America.

International segment operating profit increased to $100,739, or 17.9% of net revenues, for the quarter ended September 25, 2011 from $70,818, or 15.4% of net revenues, for the quarter ended September 26, 2010. For the nine months ended September 25, 2011, operating profit increased to $132,756, or 11.1% of net revenues, from $79,984, or 8.5% of net revenues, for the nine months ended September 26, 2010. International segment operating profit was positively impacted by currency translation of approximately $4,300 and $6,500 for the quarter and nine months ended September 25, 2011, respectively. The increase in operating profit was primarily a result of the impact of increased revenues partially offset by higher royalty expenses as well as higher expenses as the result of the Company’s investments in expanding its operations in emerging markets. Operating profit margin for the quarter and nine months ended September 25, 2011 was positively impacted by higher net revenues.

ENTERTAINMENT AND LICENSING SEGMENT

Entertainment and Licensing segment net revenues for the quarter ended September 25, 2011 increased 69% to $46,316 from $27,478 for the quarter ended September 26, 2010. Net revenues for the nine months ended September 25, 2011 was $98,144 compared to $83,038 for the nine months ended September 26, 2010. Licensing revenue related to entertainment brands tends to lag traditional toy and game revenue due to when licensing partners report their revenue to the Company. As a result, there was increased licensing revenue in the third quarter of 2011 related to the June 2011 movie release of TRANSFORMERS: DARK OF THE MOON. In addition to movie-related licensing revenue, licensing revenue related to movies and television programming increased as well.  Included in revenues for the quarter and nine months ended September 25, 2011 is a one-time movie-related payment of $5,000 received from Universal Studios.

Entertainment and Licensing segment operating profit increased to $15,251 for the quarter ended September 25, 2011 compared to $5,918 for the quarter ended September 26, 2010. The increase was primarily due to the higher movie-related licensing revenues, which offset higher selling, distribution and administration expense in 2011 compared to 2010. For the nine months ended September 25, 2011 operating profit decreased to $21,294 from $28,280 for the nine months ended September 26, 2010 reflecting the increase in expenses related to investments made in the Company’s global licensing group, its online initiatives, and higher

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

program production cost amortization. While THE HUB is a component of the Company’s television operations, the Company’s 50% share in the earnings (loss) are included in other (income) expense and therefore are not a component of operating profit of the segment.

COSTS AND EXPENSES
-----------------------------------
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters and nine months ended September 25, 2011 and September 26, 2010.

	Quarter -----------		Nine Months ------------------
	2011	2010	2011	2010
	-----------	-----------	-----------	-----------
Cost of sales	43.6%	45.0%	42.1%	42.4%
Royalties	7.9	5.8	7.9	6.2
Product development	3.6	3.9	5.1	5.1
Advertising	9.5	10.2	9.4	10.2
Amortization of intangibles	0.8	1.2	1.1	1.4
Program production cost amortization	0.6	0.4	0.6	0.2
Selling, distribution and administration	16.0	15.4	21.0	20.3

Cost of sales increased to $599,524, but decreased to 43.6% of net revenues, for the quarter ended September 25, 2011 from $591,600 or 45.0% of net revenues for the quarter ended September 26, 2010. For the nine months ended September 25, 2011 cost of sales increased to $1,244,780, but decreased to 42.1% of net revenues, from $1,154,601, or 42.4% of net revenues for the nine months ended September 26, 2010. The increase in cost of sales for the quarter and nine months primarily reflects the increased net revenues for those periods. The decrease as a percentage of revenues primarily reflects increased sales of entertainment-based properties which generally have a higher selling price as the Company incurs higher royalties on these properties, as well as higher licensing revenue. Unfavorable manufacturing variances in the quarter and nine month periods related to a slowing of games production had a negative impact on cost of sales. Cost of sales as a percentage of revenues for the nine-month period of 2011 was also negatively impacted by higher close-out sales, which represents the sale of previously written-down inventory at minimal to no profit.

Royalty expense for the quarter ended September 25, 2011 increased to $109,257 or 7.9% of net revenues from $75,620 or 5.8% of net revenues for the quarter ended September 26, 2010. Royalty expense for the nine months ended September 25, 2011 increased to $234,680 or 7.9% of net revenues from $169,454 or 6.2% of net revenues for the comparable period of 2010. The increase in the quarter and nine month periods was primarily the result of product sales related to the major motion picture releases of TRANSFORMERS: DARK OF THE MOON as well as higher sales of BEYBLADE and SESAME STREET products.

Product development expenses for the quarter ended September 25, 2011 decreased to $49,504 or 3.6% of net revenues from $51,618 or 3.9% of net revenues for the quarter ended September 26, 2010. For the nine months ended September 25, 2011 product development

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

expense increased to $150,287 or 5.1% of net revenues compared to $139,408 or 5.1% of net revenues for the comparable period of 2010. The quarter and nine month periods ended September 25, 2011 include approximately $600 and $7,100, respectively of expense related to the Company’s reorganization of its games business in the second quarter of 2011. The decrease for the quarter is primarily due to timing of expenditures in 2011 compared to 2010 while the increase for the nine months is primarily due to expenditures related to the reorganization of the games business.

Advertising expense for the quarter ended September 25, 2011 decreased to $130,396, or 9.5% of net revenues compared to $133,742, or 10.2% of net revenues for the quarter ended September 26, 2010. For the nine months ended September 25, 2011 advertising expense increased in dollars but decreased as a percentage of net revenues to $278,703 or 9.4% of net revenues compared to $276,914 or 10.2% of net revenues for the comparable period of 2010. In years in which the Company expects significant sales of products related to major motion picture releases and other entertainment media, such as in 2011, advertising expense as a percentage of revenue is generally lower, as such products do not require the same level of advertising that the Company spends on non-entertainment based products.

Amortization of intangibles decreased to $11,084 or 0.8% of net revenues in the third quarter of 2011 from $15,611 or 1.2% of net revenues in the third quarter of 2010. For the nine months ended September 25, 2011, amortization expense was $32,378 or 1.1% of net revenues compared to $38,310 or 1.4% of net revenues in the nine months ended September 26, 2010. The quarter and nine-month periods of 2010 included accelerated amortization related to the write-down of certain property rights.

Program production cost amortization for the quarter ended September 25, 2011 was $7,844 or 0.6% of net revenues compared to $5,034 or 0.4% of net revenues for the quarter ended September 26, 2010. For the nine months ended September 25, 2011, program production cost amortization was $18,082 or 0.6% or net revenues compared to $5,034 or 0.2% of net revenues.  Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The Company did not begin amortizing program production costs until the third quarter of 2010, upon initial distribution of its television programming. Accordingly, the nine month period of 2011 includes three quarters of activity while the comparable period of 2010 includes one quarter of activity.

For the quarter ended September 25, 2011, the Company's selling, distribution and administration expenses increased to $220,130, or 16.0% of net revenues, from $202,320 or 15.4% of net revenues for the quarter ended September 26, 2010. For the nine months ended September 25, 2011, selling, distribution and administration expenses increased to $619,939, or 21.0% of net revenues, from $552,933, or 20.3% of net revenues, for the nine months ended September 26, 2010. The quarter and nine months ended September 25, 2011 include approximately $1,200 and $7,800, respectively, related to the Company’s reorganization of its games business announced during  the second quarter of 2011.  The remaining increase reflects higher shipping costs related to higher revenues as well as increased expenses from the Company’s investments in emerging markets, on-line operations, licensing, entertainment and its internal systems. Further, the increase in selling, distribution, and administration expense in each of the periods in 2011 was impacted by changes in foreign currency.  The Company

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

expects selling, distribution and administration expense, excluding expenses related to the Company’s reorganization of its game business, to be below 20% of net revenues for the full year 2011.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the third quarter of 2011 increased 3.8% to $22,479 from $21,657 in the third quarter of 2010. For the nine months ended September 25, 2011 interest expense increased to $66,702 from $60,371 in 2010. The increase in interest expense for the nine months ended September 25, 2011 primarily reflects higher average effective interest rates as a result of the Company’s redemption of all of the outstanding 2.75% convertible debentures on April 29, 2010 and the March 2010 issuance of $500,000 of Notes Due in 2010 that bear interest at a rate of 6.35%.

Interest income for the quarter ended September 25, 2011 was $3,017 compared to $839 for the quarter ended September 26, 2010. Interest income for the nine months ended September 25, 2011 was $5,893 compared to $3,775 in 2010. The increase in interest income for the quarter and nine months ended September 25, 2011 is primarily the result of interest received from the U.S. Internal Revenue Service related to prior years.

Other (income) expense, net, was $7,153 for the third quarter of 2011, compared to $(2,134) for the third quarter of 2010. Other (income) expense, net, for the nine months ended September 25, 2011 was $19,344 compared to $(4,126) in 2010. Both the quarter and nine months of 2010 include a gain of $4,950 related to the sale of a product line.  Both the quarter and nine months of 2011 were impacted by foreign exchange losses incurred on unhedged transactions as compared to gains in the corresponding periods of 2010, as well as higher investment losses. Foreign exchange losses for the nine month period of 2011 includes approximately $3,700 related to a derivative instrument which no longer qualified for hedge accounting.  Other (income) expense, net in the quarter and nine month periods also includes the Company’s 50% share in the losses (earnings) of THE HUB.  During the first nine months of 2011, the Company recognized losses from THE HUB of approximately $3,300 compared to earnings of approximately $(450) during the first nine months of 2010.

INCOME TAXES

-----------------------

Income taxes totaled 22.8% of pretax earnings in the third quarter of 2011 compared with 29.2% in the third quarter of 2010.  For the nine month periods, income taxes totaled 17.2% of pretax earnings in 2011 compared to 22.9% of pretax earnings in 2010.  Both periods, as well as the full year 2010, are impacted by certain discrete tax events, including the accrual of potential interest and penalties on uncertain tax positions.  Income tax expense for the nine months ended September 25, 2011 includes a $20,477 tax benefit as a result of the effective settlement of the 2006 and 2007 IRS examination in the second quarter.  Income tax expense for the nine months ended September 26, 2010 also includes a benefit of $21,243 as a result of the settlement of the 2004 and 2005 IRS examination. Absent these tax benefits and other discrete tax events, the effective nine month income tax rates for 2011 and 2010 were 25.1% and 28.8%, respectively.  The decrease in the adjusted rate to 25.1% for the nine months ended September 25, 2011 from the full year 2010 adjusted rate of 25.4% is

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

primarily due to the tax impact of higher expected taxable earnings in jurisdictions with lower statutory tax rates.

OTHER INFORMATION

---------------------------------

Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business than the first half. Although the Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year, this concentration may be less pronounced in years when the Company has products related to one or more major motion picture releases that occur in the first half of the year. In 2011 the Company has had significant sales of products related to the mid-year major motion picture releases of TRANSFORMERS: DARK OF THE MOON, THOR, and CAPTAIN AMERICA: THE FIRST AVENGER. In 2010 the Company had products related to the mid-year major motion picture release of IRON MAN 2. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

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

In the second quarter of 2011, the Company announced the creation of the Center of Excellence for Hasbro Games in Rhode Island. As a result, the Company is reorganizing its global games business and moving games development and marketing functions from East Longmeadow, MA to Rhode Island. The Company estimates that the total cost of the program will be approximately $20,100 of which $1,811 and $14,950 were recognized during the quarter and nine month periods ended September 25, 2011, respectively, primarily related to employee severance and relocation costs. The Company expects the remainder of the costs, primarily related to recruiting and temporary office space, to be recognized as incurred during the remainder of 2011 and first half of 2012.

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

During the first nine months of 2011, the Company has continued to fund its working capital needs primarily through cash flows from operations and, when needed, sale of commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs for the remainder of 2011. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company’s financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

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

Net cash provided by operating activities in the first nine months of 2011 was $1,046 compared to net cash provided of $5,766 in the first nine months of 2010. Accounts receivable increased to $1,260,521 at September 25, 2011 from $1,210,460 at September 26, 2010. The accounts receivable balance at September 25, 2011 includes a decrease of approximately $12,200 as a result of a stronger U.S. dollar at September 25, 2011 as compared to September 26, 2010. Absent the impact of foreign currency translation, increases in accounts receivable are primarily the result of increased net revenues for the quarter ended September 25, 2011 compared to net revenues for the quarter ended September 26, 2010. Days sales outstanding were 82 days at September 25, 2011 compared to 83 days at September 26, 2010.

Inventories increased to $518,866 at September 25, 2011 from $467,953 at September 26, 2010. The inventory balance at September 25, 2011 includes a decrease of approximately $5,300 as a result of a stronger U.S. dollar at September 25, 2011 as compared to September 26, 2010. During the nine months ended September 25, 2011, the Company took steps to sell

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

carryover inventory from year-end 2010, which negatively impacted cost of sales as a percentage of net revenues, however, improved the overall quality of its inventory. Further, the increased inventory levels include higher amounts as a result of growth in the Company’s international segment, including emerging markets, as well as new initiatives released during 2011.

Prepaid expenses and other current assets increased to $243,956 at September 25, 2011 compared to $170,394 at September 26, 2010. The increase relates to increased deferred tax assets and higher other tax balances, primarily value added tax (VAT) in international markets.VAT tax assets increased as a result of changes to the legal structure of the Company’s European business. This increase was partially offset by lower advanced royalties.

Accounts payable and accrued expenses increased to $929,275 at September 25, 2011 from $874,861 at September 26, 2010. The increase primarily relates to higher accrued royalties principally due to increased sales of royalty-bearing BEYBLADE and TRANSFORMERS products. This increase was partially offset by lower accounts payable.

Property, plant, and equipment, net decreased to $220,412 at September 25, 2011 from $221,615 at September 26, 2010.  The decrease in property, plant, and equipment, net is due to depreciation, partially offset by capital additions, primarily tooling.  Goodwill and other intangible assets, net decreased to $954,861 at September 25, 2011 from $987,698 at September 26, 2010. This decrease is due to amortization of intangibles, partially offset by purchases of intellectual property for approximately $11,600.

Other assets increased to $699,148 at September 25, 2011 from $660,044 at September 26, 2010. This was primarily due to an increase of approximately $50,000 related to television programming. The Company incurs certain costs in connection with the production of television programming which are capitalized as they are incurred and amortized based on the proportion of revenues related to the program recognized for such period to the estimated remaining ultimate revenues relating to the program.  In addition to television programming, royalty advances also contributed to the increase. These increases were partially offset by a decrease in the Company’s equity investment in THE HUB which decreased to $347,297 at September 25, 2011 from $371,332 at September 26, 2010.  The decrease in THE HUB investment was due to the Company’s share of THE HUB’s losses during the past year as well as cash distributions related to income taxes.

Net cash utilized by investing activities was $78,358 in the first nine months of 2011 compared to $74,047 in the first nine months of 2010. Additions to property, plant and equipment were $71,675 in 2011 compared to $75,852 in 2010. The 2011 utilization also includes the Company’s purchase of intellectual property for approximately $11,600. These uses of cash were partially offset by an approximately $4,000 cash distribution from THE HUB related to income taxes during the second quarter of 2011.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net cash utilized by financing activities was $465,453 in the first nine months of 2011 compared to $68,364 in the first nine months of 2010. Dividends paid were $115,330 for nine months ended September 25, 2011 compared to $98,920 for the nine months ended September 26, 2010. The increase in dividends paid reflects an increase in the Company’s quarterly dividend rate to $0.30 per share from $0.25 per share which was effective for dividends paid during the second quarter of 2011. Cash payments related to purchases of the Company's common stock were $384,800 in the first nine months of 2011 compared to $630,997 in the first nine months of 2010. At September 25, 2011, the Company had $263,550 remaining available under the $500,000 May 2011 Board of Directors share repurchase authorization. Cash received related to employee stock options and awards totaled $34,690 for the nine months ended September 25, 2011 and decreased from $80,096 during the comparable period in 2010 primarily due to lower overall exercises attributed to the Company’s share price. Financing activities in 2010 also included net proceeds of $492,528 from the issuance of long-term notes in March 2010.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000.  The maturities of the notes will vary but may not exceed 297 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the revolving credit agreement would be utilized to meet the Company’s short-term liquidity needs.  At September 25, 2011, the Company did not have any notes outstanding related to the Program.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $500,000 committed borrowing facility. The Agreement contains certain financial covenants  setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 25, 2011. The Company had no borrowings outstanding under its committed revolving credit facility at September 25, 2011. However, the Company had letters of credit outstanding under this facility of approximately $1,200 at September 25, 2011. Amounts available and unused under the committed line at September 25, 2011 were approximately $498,800. The Company intends to utilize the Agreement as a secondary funding facility and to support the Program noted above. The Company also has other uncommitted lines from various banks, of which approximately $37,800 was utilized at September 25, 2011. Of the amount utilized under the uncommitted lines, approximately $13,200 and $24,600 represent outstanding borrowings and letters of credit, respectively.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has principal amounts of long-term debt at September 25, 2011 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $186,000 and purchase commitments of $368,000 outstanding at September 25, 2011. Letters of credit and similar instruments include $150,260 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

Other contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report.  The table of contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities.  These liabilities were $92,057 at September 25, 2011, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2011 through 2013 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company’s revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At September 25, 2011, these contracts had net unrealized gains of $5,028, of which $12,577 are recorded in prepaid expenses and other current assets, $1,913 are recorded in other assets, $(3,297) are recorded in accrued expenses and other liabilities and $(6,165) are recorded in other long-term liabilities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Included in accumulated other comprehensive income at September 25, 2011 are deferred gains, net of tax, of $2,085, related to these derivatives.

At September 25, 2011, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. Also at September 25, 2011, the Company had fixed-for-floating interest rate swaps with notional amounts of $400,000. The interest rate swaps are designed to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At September 25, 2011, these contracts had a fair value of $20,176, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 25, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 25, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000 through 2005. These tax assessments, which total approximately $172 million in aggregate (including interest, penalties, and inflation updates), relate to transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessment in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging the 2005 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2004, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of September 25, 2011, bonds totaling approximately $150 million (at September 25, 2011 exchange rates) have been posted related to the 2000, 2001, 2002, 2003, and 2004 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company is not currently required to make a deposit or post bonds related to the 2005 assessment.

The Company is currently party to certain other legal proceedings, none of which it believes to be material to its business or financial condition.

Item 1A.  Risk Factors.

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These forward-looking statements may include statements concerning the Company’s product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial goals, expectations for achieving the Company’s financial goals and other objectives and anticipated uses of cash and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

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

•

the concentration of the Company's customers, potentially increasing the negative impact to the Company of difficulties experienced by any of the Company’s customers or changes by the Company’s customers in their purchasing or selling patterns;

•

the Company's ability to generate sales during the fourth quarter, particularly during the relatively brief holiday shopping season, which is the period in which the Company derives a substantial portion of its revenues and earnings;

•

the inventory policies of the Company's retail customers, including the retailers’ potential decisions to lower the inventories they are willing to carry, even if it results in lost sales, as well as the concentration of the Company's revenues in the second half and fourth quarter of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2011 6/27/11 – 7/24/11	843,465	$42.6595	843,465	$438,504,591
August 2011 7/25/11 – 8/28/11	4,301,100	$36.9750	4,301,100	$279,471,240
September 2011 8/29/11 – 9/25/11	444,000	$35.8593	444,000	$263,549,693
Total	5,588,565	$37.7443	5,588,565	$263,549,693

On May 19, 2011, the Company announced that its Board of Directors authorized the repurchase of $500 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

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

10.1	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

12	Computation of Ratio of Earnings to Fixed Charges
Quarter Ended September 25, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: November 2, 2011	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 25, 2011

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

10.1	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

12	Computation of Ratio of Earnings to Fixed Charges -
Quarter Ended September 25, 2011.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.