Form 10-K
period 2011-12-25
HASBRO INC
filed 2012-02-22
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2011

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

Act.    Yes  ☒    or     No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    or    No  ☒.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☒	Accelerated filer	☐	Non-Accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒.

The aggregate market value on June 24, 2011 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $5,231,438,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 6, 2012 was 128,642,089.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

HASBRO, INC.

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our anticipated financial performance or business prospects in future periods, expected technological and product developments, the expected content of and timing for new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of planned entertainment releases including motion pictures and television; and marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

PART I

Item 1.	Business.

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

Overview

We are a worldwide leader in children’s and family leisure time products with a broad portfolio of brands and entertainment properties. As a branded play, consumer-focused global company, Hasbro applies its brand blueprint to all of its operations. At the center of its brand blueprint, Hasbro re-imagines, re-invents, and re-ignites its owned and controlled brands through toy and game innovation, entertainment offerings, including television programming and motion pictures, and licensed products, ranging from traditional to high-tech and digital, under well-known brand names such as TRANSFORMERS, PLAYSKOOL, NERF, LITTLEST PET SHOP, MY LITTLE PONY, G.I. JOE, TONKA, MILTON BRADLEY, PARKER BROTHERS, CRANIUM and WIZARDS OF THE COAST. Hasbro also seeks to imagine, invent and ignite new properties offering engaging branded play experiences. In addition to product offerings under Hasbro-owned brands or brands which if not entirely owned are broadly controlled by the Company, offerings may include products branded and developed under licensing arrangements with third parties, such as BEYBLADE, MARVEL, SESAME STREET and STAR WARS product offerings. The Company’s innovative product offerings encompass a broad variety of toys including boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include board, card, electronic, trading card, role-playing and DVD games. In addition, in order to further expand our brands, we license certain of our trademarks, characters and other property rights to third parties for use in connection with digital gaming, consumer promotions, and for the sale of non-competing toys and games and non-toy products. We also seek to expand awareness of our brands through entertainment, including television and movies. Hasbro Studios, our wholly-owned production studio, produces television programming primarily based on our brands and distributes such programming globally. Hasbro Studios distributes television programming to Hub Television Networks, LLC (“THE HUB”), a joint venture with Discovery Communications, Inc. (“Discovery”) which operates a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Internationally, Hasbro Studios distributes television programming to broadcasters throughout the world.

Product Categories

A key part of our strategy focuses on the importance of reinforcing the storyline associated with our brands through the use of media-based entertainment, including television, motion pictures and digital media. While certain media-based entertainment benefit only one particular product category, others, specifically major motion pictures, can impact more than one product category. In 2011, our net revenues were positively impacted by the major motion picture releases of TRANSFORMERS: DARK OF THE MOON, based on our TRANSFORMERS property, and THOR and CAPTAIN AMERICA: THE FIRST AVENGER, from MARVEL. In 2012, the major motion pictures G.I. JOE: RETALIATION, based on our G.I. JOE property and BATTLESHIP, based on our BATTLESHIP property as well as THE AVENGERS and THE AMAZING SPIDER-MAN from MARVEL are expected to be released. Also, STAR WARS: EPISODE I — THE PHANTOM MENACE from Lucasfilm is expected to be re-released in 3D.

We market our brands under the following primary product categories: (1) boys’ toys; (2) games and puzzles; (3) girls’ toys; and (4) preschool toys. Descriptions of these product categories are as follows:

Our boys’ toys category includes a wide range of core brand offerings such as TRANSFORMERS and G.I. JOE action figures and accessories, NERF sports and action products, SUPER SOAKER water blasters, KRE-O construction sets and TONKA trucks and playsets, as well as entertainment-based licensed products based on popular movie, television and comic book characters, such as BEYBLADE tops and accessories and MARVEL and STAR WARS toys and accessories. BEYBLADE, STAR WARS and SPIDER-MAN products were each supported by animated television series produced and distributed by third parties in 2011, while TRANSFORMERS was supported by an animated television series produced by Hasbro Studios. During 2012, MARVEL products, particularly SPIDER-MAN and AVENGERS products, will be supported by the major motion picture releases of THE AMAZING SPIDER-MAN and THE AVENGERS; STAR WARS toys and accessories will be supported by the theatrical re-release of STAR WARS: EPISODE 1 — THE PHANTOM MENACE in 3D; and G.I. JOE products will be supported by the major motion picture release of G.I. JOE: RETALIATION. In addition to marketing and developing action figures and accessories for traditional play, the Company also develops and markets products designed for collectors, which has been a key component of the success of the STAR WARS brand.

Our games and puzzles category includes several well known lines, including MILTON BRADLEY, PARKER BROTHERS and WIZARDS OF THE COAST. These brand portfolios consist of a broad assortment of games for children, tweens, families and adults. Core game brands include MONOPOLY, BATTLESHIP, SCRABBLE, OPERATION, CONNECT FOUR, TWISTER, YAHTZEE, JENGA, BOGGLE, ELEFUN & FRIENDS and BOP IT!. Other game brands include but are not limited to TRIVIAL PURSUIT, GAME OF LIFE, CRANIUM, CANDYLAND, CLUE, SIMON, SORRY! and RISK. WIZARDS OF THE COAST offers trading card and role-playing games, including MAGIC: THE GATHERING, DUEL MASTERS and DUNGEONS & DRAGONS. In 2012, we plan to extend the DUEL MASTERS brand through the introduction of KAIJUDO: RISE OF THE DUEL MASTERS which is expected to be supported by television programming developed by Hasbro Studios. We seek to keep our game brands relevant through sustained marketing programs, such as FAMILY GAME NIGHT, as well as by offering consumers new ways to experience these brands. We also seek to extend awareness of our brands through social and mobile platforms. In 2011, in order to reinvigorate our games and puzzles category, we created the Hasbro’s Gaming Center of Excellence in Rhode Island to centralize games marketing and development while building on Hasbro’s strategy of re-imagining, re-inventing and re-igniting core brands as well as inventing new brands. In February 2012 we announced a global partnership with Zynga, Inc. (“Zynga”) which provides Hasbro with the rights to develop a wide range of game and toy products based on Zynga’s social network gaming brands, which currently include FARMVILLE, CITYVILLE and WORDS WITH FRIENDS. We expect to introduce products under this agreement in fall of 2012.

In our girls’ toys category, we seek to provide a traditional and wholesome play experience. Girls’ toy brands include LITTLEST PET SHOP, MY LITTLE PONY, FURREAL FRIENDS and BABY ALIVE. In 2011, the MY LITTLE PONY brand was supported through television programming produced by Hasbro Studios. LITTLEST PET SHOP was refreshed during the fourth quarter of 2011 with the introduction of WALKABLES, TEENSIES and SPARKLE PETS. LITTLEST PET SHOP will also be supported by television programming developed by Hasbro Studios and is expected to be distributed to THE HUB and internationally during the second half of 2012. The LITTLEST PET SHOP brand is further supported by digital gaming through our strategic partnership with Electronic Arts, Inc. (“EA”).

Our preschool toys category encompasses a range of products for infants and preschoolers in the various stages of development. Preschool products include PLAY-DOH modeling compound and playsets as well as a portfolio of core brands marketed primarily under the PLAYSKOOL brand, including but not limited to such well-known products as MR. POTATO HEAD, WEEBLES, SIT ‘N SPIN and GLOWORM, along with a successful line of infant toys including STEP START WALK’ N RIDE, 2-IN-1 TUMMY TIME GYM and ELEFUN BUSY BALL POPPER. Our preschool category also includes certain TONKA lines of trucks and interactive toys, including the CHUCK & FRIENDS line. In addition, we introduced PLAYSKOOL HEROES under the PLAYSKOOL brand which introduces characters from MARVEL, STAR WARS and TRANSFORMERS to boys at a preschool age. The CHUCK & FRIENDS line was and will continue to be supported by television programming, while the preschool TRANSFORMERS line will be supported by television programming on THE HUB beginning in the first quarter of 2012. In 2011, sales in our preschool category also benefited from the introduction of several educational and interactive products under our licensing agreement with Sesame Workshop that provides us with the licensed rights to produce products based on the SESAME STREET portfolio of characters, including ELMO, GROVER and COOKIE MONSTER, among others. Through our preschool marketing programs, we seek to provide consumer-friendly information that assists parents in understanding the developmental milestones that their children will encounter as well as the role each PLAYSKOOL product can play in helping children to achieve these developmental milestones.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products described above. Our toy, game and puzzle products are primarily developed by a global development group while our global marketing function establishes brand direction and assists the segments in establishing certain local marketing programs. The costs of these groups are allocated to the principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for non-competing products and also conducts our movie, television and online entertainment operations, including the operations of Hasbro Studios. Our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments. Financial information with respect to our segments and geographic areas is included in note 18 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

The Company’s strategy is focused around re-imagining, re-inventing, and re-igniting its existing brands, and imagining, inventing, and igniting new brands, globally through the development and marketing of innovative toy and game products, providing immersive entertainment experiences for our consumers, and expansion of our brands into other consumer products through broad licensing programs, including digital media and lifestyle products. The following is a discussion of each segment.

U.S. and Canada

This segment engages in the marketing and sale of our product categories in the United States and Canada. The U.S. and Canada segment’s strategy is based on promoting our brands through innovation and reinvention of toys and games. This is accomplished through introducing new products and initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. This strategy leverages off of efforts to increase consumer awareness of the Company’s core brands through entertainment experiences such as motion pictures, television, publishing and digital gaming. Major 2011 brands and products included BEYBLADE products, TRANSFORMERS, NERF, MAGIC: THE GATHERING, MARVEL products, STAR WARS products, FURREAL FRIENDS, SESAME STREET products, LITTLEST PET SHOP and PLAYSKOOL.

International

The International segment engages in the marketing and sale of our product categories to retailers and wholesalers in most countries in Europe, Asia Pacific and Latin and South America and through distributors in those countries where we have no direct presence. In addition to growing core brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into Eastern Europe and emerging markets in Asia and Latin and South America. We have offices in more than 35 countries contributing to sales in more than 120 countries. In recent years, we expanded our operations by opening offices in Brazil, Peru, Colombia, China, Russia, the Czech Republic, Romania and Korea. We plan to continue to expand operations in emerging markets in future years through continued investment. Key international brands for 2011 included BEYBLADE products, TRANSFORMERS, NERF, LITTLEST PET SHOP, PLAY-DOH, FURREAL FRIENDS, PLAYSKOOL, MONOPOLY, STAR WARS products and MAGIC: THE GATHERING.

Entertainment and Licensing

Our Entertainment and Licensing segment includes our lifestyle licensing, digital gaming, movie, television and online entertainment operations. Our lifestyle licensing category seeks to promote our brands through the out-licensing of our intellectual properties to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings, such as apparel, publishing, home goods and electronics.

Our digital gaming category seeks to promote our brands through the out-licensing of our intellectual properties in the digital area, such as for applications on mobile phones, personal computers, and video game consoles. This is primarily done through our long-term strategic partnership with EA, which provides EA with the exclusive worldwide rights to create digital games for all of these major platforms based on most of our toy and game intellectual properties. In digital gaming, we also have strategic partnerships with Activision, Majesco, Net Dragon, Jagex and Perfect World to develop digital games and applications for 2012 and beyond.

To support our strategic objective of further developing our brands through television entertainment, we established a wholly-owned television studio, Hasbro Studios, which produces television programming primarily based on our brands as well as third-party branded content, which is distributed on a global basis. In addition, Hasbro Studios has a coordinated development process which aligns with our 50% interest in a joint venture with Discovery that operates a television network in the United States, THE HUB, which debuted in October 2010. THE HUB is dedicated to providing high-quality children’s and family entertainment and educational programming.

In addition to the above, we also seek to promote and leverage our brands through major motion pictures. In 2009, TRANSFORMERS: REVENGE OF THE FALLEN and G.I. JOE: THE RISE OF COBRA were released based on our brands. In July 2011, TRANSFORMERS: DARK OF THE MOON, the third major motion picture based on the TRANSFORMERS brand, was released. The next motion pictures based on the Company’s properties include BATTLESHIP, which is scheduled to be released in 2012 by Universal Pictures, and G.I. JOE: RETALIATION, which is scheduled to be released in 2012 by Paramount Pictures. The Company has motion picture projects based on other brands in development for potential release in future years.

Major motion pictures and television programming based on our own and controlled brands provide our consumers with the ability to experience these properties in a different format, which we believe can result in increased product sales, royalty revenues, and overall brand awareness. To a lesser extent, we can also earn revenue from our participation in the financial results of motion pictures and related DVD releases and through the distribution of television programming. Revenue from toy and game product sales is a component of the U.S. and Canada and International segments, while royalty revenues, including revenues earned from movies and television programming, is included in the Entertainment and Licensing segment.

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

Other Information

To further extend our range of products in the various segments of our business, we sell a portion of our toy and game products directly to retailers on a direct import basis from the Far East. These sales are reflected in the revenue of the related segment where the customer resides.

Certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a direct business presence.

During 2011, net revenues generated from TRANSFORMERS and BEYBLADE products were approximately $483,000 and $477,000, respectively, which were 11.3% and 11.1%, respectively, of our consolidated net revenues for that year. During 2010, net revenues generated from NERF products were approximately $414,000, which was 10.3% of our consolidated net revenues for that year. During 2009, net revenues generated from TRANSFORMERS products were approximately $592,000, which was 14.5% of our consolidated net revenues in that year. No other line of products constituted 10% or more of our consolidated net revenues in 2011, 2010 or 2009.

Working Capital Requirements

Our working capital needs are primarily financed through cash generated from operations and, when necessary, proceeds from short-term borrowings. Our borrowings generally reach peak levels during the third or fourth quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday season. The strategy of retailers has generally been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that retailers will continue to follow this strategy. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half. In 2011, the second half of the year accounted for approximately 63% of full year revenues with the third and fourth quarters accounting for 32% and 31% of full year revenues, respectively.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Recent trends have shown that retailers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. The amount of unshipped orders at any date in a given year can also be affected by programs that we may employ to incent customers to place orders and accept shipments early in the year. These programs follow general industry practices. The types of programs that we plan to employ to promote sales in 2012 are substantially the same as those we employed in 2011.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak third and fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2011, we utilized cash from our operations and borrowings under our commercial paper program and uncommitted lines of credit to meet our cash flow requirements.

Royalties and Product Development

Our success is dependent on continuous innovation in our entertainment offerings, including both the continuing development of new brands and products and the redesign of existing products to drive consumer interest and market acceptance. Our toy, game and puzzle products are developed by a global development group and the costs of this group are allocated to the selling entities which comprise our principal operating segments. In 2011, 2010 and 2009, we incurred expenses of $197,638, $201,358 and $181,195, respectively, on activities relating to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

In 2011, 2010 and 2009, we incurred $339,217, $248,570 and $330,651, respectively, of royalty expense. Our royalty expense in any given year may vary depending upon the timing of movie releases and other entertainment media.

Marketing and Sales

As we are focused on re-imagining, re-inventing and re-igniting our many brands and imagining, inventing and igniting new brands, on a consistent global basis, we have a global marketing function which establishes brand direction and messaging, as well as assists the selling entities in establishing certain local marketing programs. The costs of this group are allocated to the selling entities which comprise our principal operating segments. Our products are sold globally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. While we have thousands of customers, there has been significant consolidation at the retail level over the last several years in our industry. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. While the consolidation of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2011, net revenues from our three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation represented 20%, 11% and 10%, respectively, of consolidated net revenues, and sales to our top five customers, including Wal-Mart, Target and Toys “R” Us, Inc., accounted for approximately 45% of our consolidated net revenues. In the U.S. and Canada segment, approximately 68% of our net revenues were derived from these top three customers.

We advertise many of our toy and game products extensively on television. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. In addition, Hasbro Studios produces television entertainment based primarily on our brands which appears on THE HUB in the U.S. and on other major networks internationally. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase certain of our new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows. In 2011 we incurred $413,951 in expense related to advertising and promotion programs compared to $420,651 in 2010 and $412,580 in 2009. Certain entertainment-based products, such as products based on major motion pictures, do not require the same level of advertising that we spend on other products.

Manufacturing and Importing

During 2011 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

Most of our products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. There are certain chemicals (including phthalates and BPA) that national, state and local governments have restricted or are seeking to restrict or limit the use of; however, we do not believe these restrictions have or will materially impact our business. We generally enter into agreements with suppliers at the beginning of a fiscal year that establish prices for that year. However, significant volatility in the prices of any of these materials may require renegotiation with our suppliers during the year. Our manufacturing processes and those of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. The countries of the Far East, and particularly China, constitute the largest manufacturing center of toys in the world and the substantial majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us. We purchase most of our raw materials and component parts used in our owned manufacturing facilities from manufacturers in the United States and other certain countries.

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2012 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured and production shifted to those new sources. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China, or other factors which increase the cost of manufacturing in China, such as higher Chinese labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured in China and imported into other markets.

Competition

We are a worldwide leader in the design, manufacture and marketing of toys and games and other entertainment offerings, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with companies that offer branded entertainment focused on children and their families. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products. To a lesser extent, competition is also based on product pricing. In entertainment, Hasbro Studios and THE HUB compete with other children’s television networks and entertainment producers, such as NICKELODEON and CARTOON NETWORK, for viewers, advertising revenue and distribution.

In addition to contending with competition from other toy and game and branded play entertainment companies, in our business we must deal with the phenomenon that children are increasingly sophisticated and many children have been moving away from traditional toys and games at a younger age and the array of products and entertainment offerings competing for the attention of children has greatly expanded. We refer to this as “children getting older younger.” As a result, our products not only compete with the offerings of other toy and game manufacturers, but we must compete, particularly in meeting the demands of older children, with the entertainment offerings of many other companies, such as makers of video games and consumer electronic products.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry continually creates new opportunities for existing competitors and start-ups to develop products that compete with our toy and game offerings.

Employees

At December 25, 2011, we employed approximately 5,900 persons worldwide, approximately 3,200 of whom were located in the United States.

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

Consumer product safety laws also exist in some states and cities within the United States and in many international markets including Canada, Australia and Europe. We utilize laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, other applicable domestic and international product standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that our products are or will be hazard free. Any material product recall or other safety issue impacting our product could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, and could negatively affect sales of our other products as well.

The Children’s Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, the rules and regulations of the Federal Trade Commission, as well as the laws of certain other countries, also place limitations on television commercials during children’s programming and on advertising in other forms to children.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	48	President and Chief Executive Officer	Since 2008
David D. R. Hargreaves(2)	59	Chief Operating Officer	Since 2008
Deborah M. Thomas(3)	48	Senior Vice President and Chief Financial Officer	Since 2009
Duncan J. Billing(4)	53	Global Chief Development Officer	Since 2008
Barbara Finigan(5)	50	Senior Vice President, Chief Legal Officer and Secretary	Since 2010
John A. Frascotti(6)	51	Global Chief Marketing Officer	Since 2008
Martin R. Trueb	59	Senior Vice President and Treasurer	Since 1997

(1)	Prior thereto, Chief Operating Officer from 2006 to 2008; prior thereto, President, U.S. Toys Segment from 2003 to 2006.

(2)	Prior thereto, Chief Operating Officer and Chief Financial Officer from 2008 to 2009; prior thereto, Executive Vice President, Finance and Global Operations and Chief Financial Officer from 2007 to 2008; prior thereto, Senior Vice President and Chief Financial Officer from 2001 to 2007.

(3)	Prior thereto, Senior Vice President, Head of Corporate Finance from 2008 to 2009; prior thereto, Senior Vice President and Controller from 2003 to 2008.

(4)	Prior thereto, Chief Marketing Officer, U.S. Toy Group since 2004; prior thereto, General Manager, Big Kids Division, since 2002.

(5)	Prior thereto, Vice President, Employment, Litigation and Compliance since 2006; prior thereto, Vice President, Employment and Litigation since 2001.

(6)	Mr. Frascotti joined the Company in January 2008. Prior thereto he was employed by Reebok International, Ltd., serving as Senior Vice President, New Business, Acquisitions and Licensing from 2002 to 2005, and as Senior Vice President, Sports Division from 2005 to 2008.

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

Item 1A.	Risk Factors.

Forward-Looking Information and Risk Factors That May Affect Future Results

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our anticipated financial performance or business prospects in future periods, expected technological and product developments, the expected content of and timing for new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of planned entertainment releases including motion pictures and television; and marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

The volatility of changing consumer interests makes it difficult to design and develop products which will be popular with children and families.

The children’s and family entertainment business is one in which consumer interests evolve extremely quickly and can change dramatically from year to year. To be successful requires properly anticipating what content, properties and products will capture children’s and families’ interests and imagination, and then quickly developing and marketing products to meet those interests. Critical to this process is understanding market insights that drive product popularity and providing innovative product offerings which can compete successfully against many other products for consumers’ limited time, attention and spending.

Our performance depends on our successful ability to develop, market and sell innovative toys, games and other entertainment offerings, and license our brands for products which are sought after by consumers, including both children and their parents. We need to do this in an environment of rapidly evolving consumer tastes and increasing utilization of technology and digital media in product offerings. Consumer preferences with respect to family entertainment are continuously changing and are difficult to anticipate. We may not successfully identify, design and market product offerings which are sought after by consumers. Evolving consumer tastes, coupled with an ever changing pipeline of entertainment and consumer properties and products which compete for children’s and families’ interest and acceptance, create an environment in which some products can fail to achieve consumer acceptance, and other products can be extremely popular during a certain period in time but then rapidly be replaced in consumers’ minds with other properties. As a result, individual family entertainment products and properties often have short consumer life cycles.

If we devote time and resources to developing entertainment and consumer products that consumers do not find interesting enough to buy in significant quantities to be profitable to us, our sales and profits will decline and our business performance will be damaged. Similarly, brands or products that were successful at one time may lose consumer interest over time as tastes change and product innovation continues. Our success is critically dependent upon developing and maintaining the consumer appeal of our brands and products and in our ongoing ability to achieve and maintain market interest in and acceptance of our offerings to a degree that enables those brands and products to be profitable.

Additionally, our business is increasingly global and depends on interest in and acceptance of our entertainment and consumer product offerings by consumers in diverse markets outside of the United States. As such, our success depends on our ability to successfully predict and adapt to changing consumer tastes and preferences in different markets and geographies and to design product offerings that can achieve popularity globally over a broad and diverse consumer audience.

A decline in the popularity of our existing brands, products and product lines, or the failure of our new brands, products and product lines to achieve and sustain sufficient interest from retailers and consumers, could significantly lower our revenues and operating margins, which would in turn harm our profitability, business and financial condition. The challenge of continuously developing and offering products that are sought after by children is compounded by the sophistication of today’s children and the incredible array of entertainment offerings available to them. Children are expanding their interests beyond traditional toys and games to a wider array of innovative, technology driven entertainment products at younger and younger ages and, as a result, at younger and younger ages, our products compete with the offerings of video game suppliers, consumer electronics companies, digital media and social media companies, and other businesses outside of the traditional toy and game industry.

There is no guarantee that:

•	Any of our brands, products or product lines will achieve popularity or continue to be popular;

•	Any property for which we have a significant license will achieve or sustain popularity;

•	Any new products or product lines we introduce will be considered interesting to consumers and achieve an adequate market acceptance; or

•

Any product’s life cycle or sales quantities will be sufficient to permit us to profitably recover our development, manufacturing, marketing, royalties (including royalty advances and guarantees) and other costs of producing, marketing and selling the product.

An inability to develop and introduce planned new brands, products and product lines in a timely and cost-effective manner may damage our business.

In developing new brands, products and product lines, we have anticipated dates for the associated product introductions. When we state that we will introduce, or anticipate introducing, a particular product or product line at a certain time in the future those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. There is no guarantee that we will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ compressed shipping schedules and the seasonality of our business. The risk is also exacerbated by the increasing sophistication of many of the products we are designing, in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product introduction to be discontinued.

The children’s and family entertainment industry is highly competitive and there are low barriers to entry. If we are unable to compete effectively with existing or new competitors our sales, market share and profitability could decline.

The children’s and family entertainment industry is, and will continue to be, highly competitive. We compete domestically and internationally with a wide array of large and small manufacturers, marketers, and sellers of toys, games, video games, digital media and other entertainment and consumer products, as well as with retailers. We face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer purchasing.

In addition to existing competitors, the barriers to entry for new participants in the children’s and family entertainment industry are low, and the increasing importance of digital media, and the heightened connection between digital media and consumer interest, has further increased the ability for new participants to enter our markets. New participants with a popular product idea or entertainment property can gain access to consumers and become a significant source of competition for our products in a very short period of time. These existing and new competitors may be able to respond more rapidly than us to changes in consumer preferences. In some cases our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products, lower our sales and lower our profitability.

Delays or increased costs associated with the development and offering of entertainment media based upon or related to our brands, or lack of sufficient consumer interest in such entertainment media, can harm our business and profitability.

As part of our strategy of offering immersive branded play experiences, we look to offer consumers the ability to enjoy our brands in as many different forms and formats as possible. Entertainment media, in forms such as motion pictures and television, can provide popular platforms for consumers to experience our brands and the success, or lack of success, of such media efforts can significantly impact the demand for our products and our financial success.

The success of our products is often dependent on the timelines and effectiveness of media efforts by us and our partners. Television programming, motion picture and DVD releases, comic book releases, and other media efforts are often critical in generating interest in our products and brands and we spend considerable amounts of time and sums of money in designing and developing products in conjunction with planned media releases. Not only our efforts, but the efforts of third parties, heavily impact the timing of media development, release dates and the ultimate consumer interest in and success of these media efforts.

For example, development and release of motion pictures based on our brands involves working extremely closely with our studio partners in indentifying projects, developing them, and scheduling them for release. The ultimate timing and success of such projects is critically dependent on the efforts and schedules of our studio partners. We do not fully control when or if any particular motion picture projects will be greenlit or released. This can make it difficult for us to plan our future movie slates and to successfully develop and market products in conjunction with future motion picture releases, given the lengthy lead times involved in product development and successful marketing efforts.

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

Even when motion pictures, television or other media is developed and released, consumers may not be as interested in that media, and in any associated products, as we had anticipated. While it is difficult to anticipate what products may be sought after by consumers, it can be even more difficult to properly predict the popularity of media efforts, given the broad array of competing offerings. If our and our partners’ media efforts fail to garner sufficient consumer interest and acceptance, our revenues and the financial return from such efforts will be harmed.

In 2009 we entered into a joint venture with Discovery Communications, Inc. Through that joint venture, we launched a children’s and family entertainment channel called THE HUB in October of 2010. In connection with this joint venture effort, we also developed a wholly-owned studio, called Hasbro Studios, which is responsible for developing and producing television entertainment media, based on our owned and licensed brands. The television programming developed by Hasbro Studios is offered in the United States on THE HUB and is distributed on other networks internationally.

THE HUB is competing with a number of other children’s television networks in the United States for viewers, advertising revenue and distribution fees. There is no guarantee that THE HUB will be successful. Similarly, Hasbro Studios’ programming distributed internationally competes with programming from many other parties. Lack of consumer interest in and acceptance of programming developed by Hasbro Studios or other programming appearing on THE HUB, and products related to that programming, could significantly harm our business, particularly given that we are investing significant sums of money developing that programming. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with our investment in THE HUB, such as difficulties in increasing subscribers to the network or in building advertising revenues for THE HUB. During 2011 the Company incurred $80,983 for programming developed by Hasbro Studios and anticipates that it will continue spending at comparable levels in 2012 and future years.

At December 25, 2011, $343,835, or 8.3%, of our total assets represented our investment in THE HUB. If THE HUB does not achieve success, or there are subsequent declines in the success or profitability of the channel, then our investment may become impaired, which could result in a write-down through net earnings.

U.S., global and regional economic downturns that negatively impact the retail and credit markets, or that otherwise damage the financial health of our retail customers and consumers, can harm our business and financial performance.

We design, manufacture and market a wide variety of entertainment and consumer products worldwide through sales to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending. Recessions and other economic downturns, or disruptions in credit markets, in the U.S. and in other markets in which our products are marketed and sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our revenues and harm our financial performance and profitability.

In addition to experiencing potentially lower revenues from our products during times of economic difficulty, in an effort to maintain sales during such times we may need to reduce the price of our products, increase our promotional spending and/or sales allowances, or take other steps to encourage retailer and consumer purchase of our products. Those steps may lower our net revenues or increase our costs, thereby decreasing our operating margins and lowering our profitability.

Given the difficult economic conditions in the United States over the past few years, we have been challenged in our efforts to grow our U.S. business and improve its profitability. As long as economic conditions in the U.S. remain difficult, this will be an additional challenge we must face and overcome if we are to succeed in our efforts at growing this business. Similarly, while our European business has grown significantly in recent years, our future success in Europe is dependent upon economic conditions in Europe. A European sovereign debt crisis or other significant negative shock to European markets could lead to a recession in Europe, which would negatively impact consumers and in turn, sales of our products in the European markets.

Other economic and public health conditions in the markets in which we operate, including rising commodity and fuel prices, higher labor costs, increased transportation costs, outbreaks of public health pandemics or other diseases, or third party conduct could negatively impact our ability to produce and ship our products, and lower our revenues, margins and profitability.

Various economic and public health conditions can impact our ability to manufacture and deliver products in a timely and cost-effective manner, or can otherwise have a significant negative impact on our sales, profitability and our business.

Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary branded play entertainment products we offer. As we discussed above, weakened economic conditions, lowered employment levels or recessions in any of our major markets may significantly reduce consumer purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

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

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 25, 2011, our net revenues from international customers comprised approximately 50% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved markets. Additionally, as we discuss below, we utilize third-party manufacturers located principally in the Far East, to produce the majority of our products, and we have a manufacturing facility in Ireland. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

•	Currency conversion risks and currency fluctuations;

•	Limitations, including taxes, on the repatriation of earnings;

•	Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions;

•	Political instability, civil unrest and economic instability;

•	Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies;

•	Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the United States;

•	Natural disasters and the greater difficulty and expense in recovering therefrom;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	Changes in international labor costs and other costs of doing business internationally; and

•	The imposition of tariffs, quotas, or other protectionist measures.

Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our increasing global business.

Changes in foreign currency exchange rates can significantly impact our reported financial performance.

Our global operations mean we produce and buy products, and sell products, in many different jurisdictions with many different foreign currencies. As a result, if the exchange rate between the United States dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results, reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. As an example, if the dollar appreciates 10% relative to a local currency for an international market in which we had $200 million of net sales, the dollar value of those sales, as they are translated into U.S. dollars, would decrease by $20 million in our consolidated financial results. As such, we would recognize a $20 million decrease in our net revenues, even if the actual level of sales in the foreign market had not changed. Similarly, our expenses in foreign markets can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by third parties and licensed to us. The success of entertainment properties for which we have a license, such as BEYBLADE, MARVEL, SESAME STREET or STAR WARS related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties. The loss of rights granted pursuant to any of our licensing agreements could harm our business and competitive position.

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 25, 2011, we had $134,730 of prepaid royalties, $16,788 of which are included in prepaid expenses and other current assets and $117,942 of which are included in other assets. Under the terms of existing contracts as of December 25, 2011, we may be required to pay future minimum guaranteed royalties and other licensing fees totaling approximately $235,000. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment based properties we have no guaranty that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.

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

Sales of our toys, games and other family entertainment products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, including Christmas. This seasonality has increased over time, as retailers become more efficient in their control of inventory levels through quick response inventory management techniques. Customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For toys, games and other family entertainment products which we produce, a majority of retail sales for the entire year generally occur in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers occur in the period from September through December, as our customers do not want to maintain large on-hand inventories throughout the year ahead of consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier.

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

The concentration of our retail customer base means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 25, 2011, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, accounted for approximately 20%, 11% and 10%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 45% of our consolidated net revenues. In the U.S. and Canada segment, approximately 68% of the net revenues of the segment were derived from our top three customers. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. Customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products, and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and result in higher bad debt expense.

Our use of third-party manufacturers to produce the majority of our toy products, as well as certain other products, presents risks to our business.

We own and operate two game and puzzle manufacturing facilities, one in East Longmeadow, Massachusetts and the other in Waterford, Ireland. However, most of our toy products, in addition to certain other products, are manufactured by third-party manufacturers, most of whom are located in the People’s Republic of China. Although our external sources of manufacturing can be shifted, over a significant period of time, to alternative sources of supply, should such changes be necessary, if we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, civil, labor or other factors beyond our control, including natural disasters or pandemics, our operations would be substantially disrupted, potentially for a significant period of time, while alternative sources of supply were secured. This delay could significantly reduce our revenues and profitability, and harm our business.

Given that the majority of our toy manufacturing is conducted by third-party manufacturers located in China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, as well as increases in the costs of labor and other costs of doing business in China, could have a significant negative impact on our operations, revenues and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortages and increases in labor costs in China, and difficulties in moving products manufactured in China out of Asia and through the ports in North America and Europe, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations by the United States or the European Union against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China could result in delays to us in obtaining product and may harm sales.

We require our third-party manufacturers to comply with our Global Business Ethics Principles, which are designed to prevent products manufactured by or for us from being produced under inhumane or exploitive conditions. Our Global Business Ethics Principles address a number of issues, including working hours and compensation, health and safety, and abuse and discrimination. In addition, Hasbro requires that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, including consumer and product safety laws in the markets where those products are sold. Hasbro has the right and exercises such right, both directly and through the use of outside monitors, to monitor compliance by our third-party manufacturers with our Global Business Ethics Principles and other manufacturing requirements. In addition, we do quality assurance testing on our products, including products manufactured for us by third parties. Notwithstanding these requirements and our monitoring and testing of compliance with them, there is always a risk that one or more of our third-party manufacturers will not comply with our requirements and that we will not immediately discover such non-compliance. Any failure of our third-party manufacturers to comply with labor, consumer, product safety or other applicable requirements in manufacturing products for us could result in damage to our reputation, harm sales of our products and potentially create liability for us.

Greater than expected costs or difficulties associated with the implementation of our plan to reinvent our gaming business may harm our revenues and profitability.

Recognizing the critical need for increased innovation and a change in the way we go to market with gaming products in order to remain successful in the gaming business in the future, in 2011 we began implementing a ten point strategy to reinvent our gaming business. The objective of this plan is to stabilize our gaming business in 2012, and to position it to grow in 2013 and beyond. As part of executing this strategy, in the second quarter of 2011 we announced our creation of a Gaming Center of Excellence in Rhode Island. Our strategy to drive our gaming business in the future involves substantial changes in how we market our gaming products to consumers and how we position them at retail, a focus on delivering industry leading innovation in gaming, a change in our allocation of focus across gaming brands, greater penetration of our brands into digital gaming and the successful combination of analog and digital gaming. We also are designing our gaming products to recognize the need to provide immersive game-play in shorter periods of time, and to offer innovative face to face and off the board gaming opportunities. Our failure to successfully implement our strategy to reinvent our gaming business and to otherwise stabilize and grow our gaming business in the future could substantially harm our business, resulting in lost revenues and lost profits. There can be no assurance that we will successfully implement our global gaming strategy.

Our success is critically dependent on the efforts and dedication of our officers and other employees.

Our officers and employees are at the heart of all of our branded play efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed. Our loss of key management or other employees, or our inability to hire talented people we need in the future, could significantly harm our business.

Part of our strategy for remaining relevant to children is to offer innovative children’s toy and game electronic products incorporating greater technology. The margins on many of these products are lower than more traditional toys and games and such products may have a shorter lifespan than more traditional toys and games. As a result, sales of children’s toy and game electronic products may lower our overall operating margins and produce more volatility in our business.

As children have grown “older younger” and have otherwise become interested in more and more sophisticated and adult products, such as videogames, consumer electronics and social and digital media, at younger and younger ages, we have sought to keep our products relevant for these consumers. One initiative we have pursued to capture the interest of children is to offer innovative children’s electronic toy and game products. Examples of such products in the last few years include our FURREAL FRIENDS line of products, including COOKIE-MY PLAYFUL PUP, BUTTERSCOTCH PONY and BISCUIT-MY LOVIN’ PUP. Increasing the marriage between digital and analog gaming and increasing the technology in our gaming products is another key for our future strategy. These electronic and digital products, if successful, can be an effective way for us to connect with consumers and increase our sales. However, children’s electronics, in addition to the risks associated with our other family entertainment products, also face certain additional risks.

Our costs for designing, developing and producing electronic and digital products tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to recoup these higher costs through sufficient sales quantities and to reflect higher costs in higher prices is constrained by heavy competition in consumer electronics and entertainment products, and can be further constrained by difficult economic conditions. As a consequence, our margins on the sales of electronic products tend to be lower than for more traditional products and we can face increased risk of not achieving sales sufficient to recover our costs. In addition, the pace of change in product offerings and consumer tastes in the electronics area is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter than traditional toys and games.

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

As of December 25, 2011, we had $1,384,895 of total principal amount of indebtedness outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. In addition, advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance, and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year, could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

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

Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, is of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands in the U.S. and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the U.S. and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. However, as of December 25, 2011, we had $467,293 of acquired product and licensing rights included in other assets on our balance sheet. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

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

Failure to operate our information systems and implement new technology effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems and software applications, to manage many aspects of our business, including management of our supply chain, sale and delivery of our products and various other process transactions. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.

If our electronic data is compromised our business could be significantly harmed.

We maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business and also contains certain customer and consumer data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, our consumers, or ourselves could have a negative effect on our business.

From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

As is the case with many large multinational corporations, we are subject, from time to time, to regulatory investigations, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant expense for us and harm our business. The fact that we operate in significant numbers of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim could significantly harm our business, financial condition and results of operations.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be periodically evaluated for impairment. At December 25, 2011, $474,792, or 11.5%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net earnings caused by the write-down of goodwill could harm our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by the U.S. and Canada, Global Operations and Entertainment and Licensing segments as well as for corporate functions. The Company also owns an adjacent building consisting of approximately 23,000 square feet that is used in the corporate function. In addition, the Company leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet used by the Global Operations and Entertainment and Licensing segments as well as corporate functions and temporary space in Providence, Rhode Island consisting of approximately 25,000 square feet, that is used by the U.S. and Canada, Global Operations and Entertainment and Licensing segments. In addition to the above facilities, the Company also leases office space consisting of approximately 95,400 square feet in Renton, Washington as well as warehouse space aggregating approximately 2,388,000 square feet in Georgia, California, Texas and Quebec that are also used by the U.S. and Canada segment. The Company also leases, in aggregate, approximately 42,000 square feet in Dedham, Massachusetts and Burbank, California that is used by the Entertainment and Licensing segment.

The Company owns manufacturing plants in East Longmeadow, Massachusetts and Waterford, Ireland. The East Longmeadow plant consists of approximately 1,148,000 square feet and is used by the Global Operations segment. The Waterford plant consists of approximately 244,000 square feet and is used by our Global Operations segment. The Global Operations segment also leases an aggregate of 90,000 square feet of office and warehouse space in Hong Kong used by this segment as well as approximately 76,000 square feet of office space leased in China.

In the International segment, the Company leases or owns property in over 35 countries. The primary locations in the International segment are in the United Kingdom, Mexico, Germany, France, Spain, Australia and Brazil, all of which are comprised of both office and warehouse space. The Company also leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.

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

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000 through 2005. These tax assessments, which total approximately $177 million (at year-end 2011 exchange rates) in aggregate (including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging the 2005 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of December 25, 2011, bonds totaling approximately $151 million (at year-end 2011 exchange rates) have been posted related to the 2000, 2001, 2002, 2003 and 2004 assessments. These bonds guarantee the full amounts of the related outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post a bond related to the 2005 assessment as the Company is challenging it through administrative appeals.

We are currently party to certain other legal proceedings, none of which we believe to be material to our business or financial condition.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”. Prior to December 21, 2010, the Common Stock was traded on the New York Stock Exchange under the same symbol. The following table sets forth the high and low sales prices in the applicable quarters, as reported on either the Composite Tape of The NASDAQ Global Select Market for the period December 21, 2010 through December 25, 2011, or the New York Stock Exchange for the period December 28, 2009 through December 20, 2010, respectively, as well as the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices		Cash Dividends Declared
Period	High	Low
2011
1st Quarter	$48.70	42.54	$0.30
2nd Quarter	48.43	42.63	0.30
3rd Quarter	46.01	33.21	0.30
4th Quarter	39.20	31.36	0.30
2010
1st Quarter	$38.82	30.20	$0.25
2nd Quarter	43.71	36.50	0.25
3rd Quarter	45.55	37.65	0.25
4th Quarter	50.17	44.22	0.25

The approximate number of holders of record of the Company’s Common Stock as of February 6, 2012 was 9,100.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2011 9/26/11 — 10/23/11	560,000	$34.1226	560,000	$244,441,019
November 2011 10/24/11 — 11/27/11	407,500	$36.9452	407,500	$229,385,846
December 2011 11/28/11 — 12/25/11	60,000	$35.2793	60,000	$227,269,086
Total	1,027,500	$35.3096	1,027,500	$227,269,086

On April 19, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $625 million in common stock. This authorization was fully utilized during the second quarter of 2011.

On May 19, 2011, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 6.	Selected Financial Data.

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net revenues	$4,285,589	4,002,161	4,067,947	4,021,520	3,837,557
Net earnings	$385,367	397,752	374,930	306,766	333,003
Per Common Share Data:
Net Earnings
Basic	$2.88	2.86	2.69	2.18	2.13
Diluted	$2.82	2.74	2.48	2.00	1.97
Cash dividends declared	$1.20	1.00	0.80	0.80	0.64
Balance Sheet Data:
Total assets	$4,130,774	4,093,226	3,896,892	3,168,797	3,237,063
Total long-term debt	$1,400,872	1,397,681	1,131,998	709,723	845,071
Ratio of Earnings to Fixed Charges(1)	5.64	6.28	7.96	8.15	10.86
Weighted Average Number of Common Shares:
Basic	133,823	139,079	139,487	140,877	156,054
Diluted	136,697	145,670	152,780	155,230	171,205

(1)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before fixed charges and income taxes.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE SUMMARY

Hasbro, Inc. (“Hasbro” or the “Company”) is a worldwide leader in branded entertainment and play for children and families. With a consumer focus, Hasbro applies its brand blueprint to its broad portfolio of properties. The brand blueprint revolves around the objectives of continuously re-imagining, re-inventing, and re-igniting the Company’s existing brands, imagining, inventing and igniting new brands, and offering consumers the ability to experience the Company’s brands in all areas of their lives.

To accomplish these objectives, the Company offers consumers the ability to experience its branded play through innovative toys and games, digital media, lifestyle licensing and publishing and entertainment, including television programming and motion pictures. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, offering entertainment experiences which allow consumers to experience the Company’s brands across multiple forms and formats, and optimizing efficiencies within the Company to increase operating margins and maintain a strong balance sheet.

The Company earns revenue and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company’s properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third-parties. The Company’s core brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. The Company’s core brands include TRANSFORMERS, NERF, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, FURREAL FRIENDS, MAGIC: THE GATHERING, PLAY-DOH, PLAYSKOOL, MILTON BRADLEY, PARKER BROTHERS and G.I. JOE. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During 2011 the Company had strong revenues from core brands such as TRANSFORMERS, NERF, FURREAL FRIENDS, MAGIC: THE GATHERING, LITTLEST PET SHOP, PLAY-DOH, and PLAYSKOOL.

The Company’s innovative product offerings encompass a broad variety of toys including boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include board, card, electronic, trading card, role-playing and DVD games.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including IRON MAN and SPIDER-MAN; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. The third quarter of 2011 commenced the first period of significant sales under the Company’s license with Sesame Workshop. In 2011, the Company had sales of MARVEL products, including sales of products related to the Marvel movie releases of THOR and CAPTAIN AMERICA: THE FIRST AVENGER. In 2010, the Company had significant sales of products related to the Marvel movie release of IRON MAN 2. During 2012 the Company will market products related to two expected theatrical motion picture releases based on MARVEL properties, THE AMAZING SPIDER-MAN and THE AVENGERS. In addition, in the second half of 2010 the Company re-introduced BEYBLADE products, another licensed entertainment property. The Company has had significant sales of BEYBLADE products in 2011 as well as the second half of 2010. In addition to offering products based on licensed entertainment properties, the Company also offers products which are licensed from outside inventors.

The Company also seeks to build immersive brand experiences and drive product-related revenues by increasing the visibility of its core brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had three motion pictures based on its TRANSFORMERS brand and one motion picture based on its G.I JOE brand released by major motion picture studios. This includes the release of the third TRANSFORMERS motion picture, TRANSFORMERS: DARK OF THE MOON, in 2011. The Company developed and marketed product lines based on these motion pictures. The next motion pictures based on the Company’s properties are BATTLESHIP, which is scheduled to be released in 2012 by Universal Pictures, and G.I. JOE: RETALIATION, which is scheduled to be released in 2012 by Paramount Pictures. The Company has motion picture projects based on other brands in development for potential release in future years.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company established Hasbro Studios, an internal wholly-owned production studio, in 2009. Hasbro Studios is responsible for the creation and development of television programming based primarily on Hasbro’s brands. This programming is currently aired throughout the world. The Company is a 50% partner in a joint venture with Discovery Communications, Inc. (“Discovery”) which runs THE HUB, a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on THE HUB includes content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties. Hasbro Studios programming is distributed in the U.S. exclusively to THE HUB while programming internationally is distributed to leading children’s networks around the world. The Company’s television initiatives support its strategy of growing its core brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in any form or format.

The Company’s strategic blueprint also focuses on extending its brands further into digital media and gaming, including through the licensing of the Company’s properties to a number of partners who develop and offer digital games based on those brands. An example of these digital gaming relationships is the Company’s agreement with Electronic Arts Inc. (“EA”), which provides EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile phones, gaming consoles and personal computers, based on a number of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, NERF, TONKA and LITTLEST PET SHOP. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand. The Company continues to seek and develop additional outlets for its brands in digital gaming, including casual, mobile and online gaming.

In recent years the Company has expanded its lifestyle licensing business, and this remains a key area of focus for future development and growth. Under its lifestyle licensing programs, the Company enters into relationships with a broad spectrum of apparel, food, bedding and other lifestyle products companies for the global marketing and distribution of licensed products based on the Company’s brands. These relationships further broaden and amplify the consumer’s ability to experience the Company’s brands.

As the Company seeks to grow its business in entertainment, licensing and digital gaming, the Company will continue to evaluate strategic alliances and acquisitions which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms and formats.

During 2011, the Company established Hasbro’s Gaming Center for Excellence in Rhode Island to centralize games marketing and development while building on Hasbro’s strategy of re-imagining, re-inventing and re-igniting core brands as well as inventing new brands.

The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2011, 2010 and 2009, the second half of the year accounted for 63%, 65% and 65% of the Company’s net revenues, respectively.

The Company sells its products both within the United States and in a number of international markets. In recent years, the Company’s international net revenues have experienced growth as the Company has sought to increase its international presence. One of the ways the Company has driven international growth is by opportunistically opening offices in certain markets to develop a greater presence. Since 2006, the Company has opened up operations in eight new markets around the world including China, Brazil, Russia, Korea, Romania, Czech Republic, Peru and Colombia. These represent emerging markets where the Company believes that it can achieve higher revenue growth than it could achieve in more mature markets. Net revenues of the Company’s International segment represented 43%, 39% and 36% of total net revenues in 2011, 2010 and 2009, respectively.

The Company’s business is separated into three principal business segments, U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations. In addition to these three primary segments, the Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 through 2011, the Company’s Board of Directors (the “Board”) adopted six successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,825,000. The sixth authorization was approved in May 2011 for $500,000. At December 25, 2011, the Company had $227,269 remaining available under this authorization. During the three years ended 2011, the Company spent a total of $1,150,683, to repurchase 29,395 shares in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return excess cash through the payment of quarterly dividends. In February 2012 the Company’s Board increased the Company’s quarterly dividend rate, effective for the dividend payment in May 2012, to $0.36 per share, a 20% increase from the prior quarterly dividend of $0.30 per share. This was the sixth dividend increase since 2005. Since then the Company has increased its quarterly cash dividend 300%, from $0.09 to $0.36 per share.

Summary

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the three fiscal years ended December 25, 2011. Program production cost amortization for 2010 was previously included in cost of sales and has been reclassified to conform with current year presentation.

	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	42.8	42.2	41.2
Royalties	7.9	6.2	8.1
Product development	4.6	5.0	4.5
Advertising	9.7	10.5	10.1
Amortization of intangibles	1.1	1.3	2.1
Program production cost amortization	0.8	0.6	—
Selling, distribution and administration	19.2	19.5	19.5

Operating profit	13.9	14.7	14.5
Interest expense	2.1	2.1	1.5
Interest income	(0.2)	(0.1)	(0.1)
Other (income) expense, net	0.6	0.1	0.1

Earnings before income taxes	11.4	12.6	13.0
Income taxes	2.4	2.7	3.8

Net earnings	9.0%	9.9%	9.2%

Results of Operations

Each of the fiscal years in the three-year period ended December 25, 2011 were fifty-two week periods.

Net earnings for the fiscal year ended December 25, 2011 were $385,367, or $2.82 per diluted share. This compares to net earnings for fiscal 2010 and 2009 of $397,752 and $374,930, or $2.74 and $2.48 per diluted share, respectively.

Net earnings for both 2011 and 2010 include a $0.15 per diluted share favorable tax benefit resulting from the settlement of tax examinations. Net earnings for 2011 also include a $0.07 per diluted share unfavorable impact resulting from costs associated with a reorganization of its games business announced during the second quarter of 2011 related to the establishment of the Gaming Center of Excellence.

Consolidated net revenues for the year ended December 25, 2011 were $4,285,589 compared to $4,002,161 in 2010 and $4,067,947 in 2009. Most of the Company’s net revenues and operating profits were derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. Consolidated net revenues in 2011 were positively impacted by foreign currency translation of approximately $64,300 as a result of the weaker U.S. dollar in 2011 as compared to 2010. In 2010 consolidated net revenues were negatively impacted by foreign currency translation of approximately $17,700 as a result of the stronger U.S. dollar in 2010 as compared to 2009.

The following table presents net revenues and operating profit data for the Company’s three principal segments for 2011, 2010 and 2009.

	2011	% Change	2010	% Change	2009
Net Revenues
U.S. and Canada	$2,253,458	(2)%	$2,299,547	(6)%	$2,447,943
International	$1,861,901	19%	$1,559,927	7%	$1,459,476
Entertainment and Licensing	$162,233	19%	$136,488	(12)%	$155,013

Operating Profit
U.S. and Canada	$278,356	(20)%	$349,594	(8)%	$380,580
International	$270,578	29%	$209,704	29%	$162,159
Entertainment and Licensing	$42,784	(1)%	$43,234	(34)%	$65,572

U.S. and Canada

U.S. and Canada segment net revenues for the year ended December 25, 2011 decreased 2% to $2,253,458 from $2,299,547 in 2010. In 2011, net revenues were positively impacted by currency translation of approximately $4,700. The decrease in net revenues in 2011 was due to decreased revenues in the girls’ toys and games and puzzles categories. The decrease in the girls’ category was primarily the result of decreased sales of LITTLEST PET SHOP and FURREAL FRIENDS partially offset by increased sales of BABY ALIVE and MY LITTLE PONY. The decrease in the games and puzzles category was due to decreased sales of traditional board games and puzzles partially offset by increased sales of MAGIC: THE GATHERING products. Decreases in the girls’ toys and games and puzzles categories were partially offset by increased sales in the boys’ toys and preschool categories. Increases in boys’ toys sales were significantly impacted by the first full year of sales of BEYBLADE products after its reintroduction in the second half of 2010. Higher sales of TRANSFORMERS, which benefited from the theatrical release of TRANSFORMERS: DARK OF THE MOON, as well as sales of KRE-O products, which were introduced during the second half of 2011, also contributed to increased sales in the boys’ toys category. These increases were partially offset by decreased sales of NERF products, and to a lesser extent, STAR WARS and TONKA product lines. The preschool category benefited from the introduction of several new products under the Company’s license with Sesame Workshop as well as increased sales of TRANSFORMERS and STAR WARS products specifically designed for younger consumers. Increased net revenues in the preschool category were partially offset by decreased sales of PLAYSKOOL, TONKA, and PLAY-DOH products, which had stronger sales during 2010.

U.S. and Canada operating profit decreased to $278,356, or 12.4% of net revenues, in 2011 from $349,594, or 15.2% of net revenues in 2010. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2011. Operating profit was negatively impacted by the decline in net revenues. In addition, higher sales of licensed properties, such as BEYBLADE and movie-related TRANSFORMERS products, resulted in higher royalty expense in 2011. The decline in operating margin was largely due to the lower revenue base in 2011; product mix, including lower revenues from board games and higher revenues from entertainment-based products; and the impact of closeout sales.

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

International

International segment net revenues for the year ended December 25, 2011 increased by 19% to $1,861,901 from $1,559,927 in 2010. In 2011, net revenues were positively impacted by currency translation of approximately $59,300 as a result of a weaker U.S. dollar. Excluding the favorable impact of foreign exchange, International segment net revenues increased 16% in local currency in 2011. Revenues increased in 2011 in all major geographic regions as part of our ongoing strategy to achieve growth in the International segment. Net revenues in both Europe and Latin America / Mexico each increased 19% in 2011 compared to 2010, while Asia Pacific net revenues increased 24% in 2011 compared to 2010. The increased International segment net revenues were driven by increased sales in the boys’ toys category. The increase in the boys’ toys category was primarily due to the first full year of sales related to BEYBLADE products, which were reintroduced in 2010 as well as higher sales of TRANSFORMERS, NERF, KRE-O and SUPER SOAKER products. Sales of TRANSFORMERS and KRE-O products benefited from the theatrical release of TRANSFORMERS: DARK OF THE MOON during 2011. Increased sales in the boys’ toys category were slightly offset by decreased sales in the preschool, girls’ toys, and games and puzzles categories. Decreased sales of PLAYSKOOL and TONKA products in the preschool category were partially offset by sales of SESAME STREET products. The decrease in net revenues in the girls’ toys category is primarily due to decreased sales of LITTLEST PET SHOP products, which were partially offset by increased sales of FURREAL FRIENDS and BABY ALIVE products. Net revenues in the games and puzzles category decreased slightly as a result of lower sales of board games, partially offset by increased sales of MAGIC: THE GATHERING products.

International segment operating profit increased 29% to $270,578, or 14.5% of net revenues, in 2011 from $209,704, or 13.4% of net revenues, in 2010. Operating profit for the International segment in 2011 was positively impacted by approximately $4,400 due to the translation of foreign currencies to the U.S. dollar. The increase in operating profit was primarily driven by the increased net revenues described above. This was partially offset by higher royalty expense as a result of increased revenues from higher royalty-bearing products, particularly BEYBLADE and movie-related TRANSFORMERS products. The increase in operating profit margin was largely due to the impact of the increased net revenues.

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

International segment operating profit increased 29% to $209,704 in 2010 from $162,159 in 2009. Operating profit for the International segment in 2010 was negatively impacted by approximately $11,500 due to the translation of foreign currencies to the U.S. dollar. The increase in operating profit was primarily driven by the increased revenues described above. In addition, operating profit was positively impacted by decreased royalty expense and amortization. These were offset by increased selling, distribution and administration expenses.

Entertainment and Licensing

The Entertainment and Licensing segment’s net revenues for the year ended December 25, 2011 increased 19% to $162,233 from $136,488 for the year ended December 26, 2010. The increase was primarily due to growth in television programming and lifestyle licensing revenues. The increased television programming revenues reflect a full year of U.S. and international program distribution in 2011 compared to a partial period in 2010, as program distribution primarily commenced during the third quarter of 2010. Higher lifestyle licensing revenues primarily related to TRANSFORMERS, as a result of licensing programs based on the motion picture release in 2011.

Entertainment and Licensing segment operating profit decreased 1% to $42,784 in 2011 from $43,234 in 2010. The impact of higher net revenues was offset by investments made by the Company to grow its global licensing organization and increased program production cost amortization.

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

Entertainment and Licensing segment operating profit decreased 34% to $43,234 in 2010 from $65,572 in 2009. Operating profit decreased as a result of the decreased revenues discussed above and program production amortization costs associated with our television shows. This was partially offset by lower selling, distribution and administration expenses. Selling, distribution and administration expenses in 2009 included approximately $7,200 in transaction costs related to the Company’s investment in THE HUB.

While THE HUB is a component of our television operations, the Company’s 50% share in the earnings from the joint venture is included in other (income) expense and therefore is not a component of operating profit of the segment.

Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 25, 2011:

	2011	2010	2009
Cost of sales	42.8%	42.2%	41.2%
Royalties	7.9	6.2	8.1
Product development	4.6	5.0	4.5
Advertising	9.7	10.5	10.1
Amortization of intangibles	1.1	1.3	2.1
Program production cost amortization	0.8	0.6	—
Selling, distribution and administration	19.2	19.5	19.5

Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence. Cost of sales increased to 42.8% of net revenues for the year ended December 25, 2011 from 42.2% in 2010. The negative impacts of lower sales of traditional board games as well as increased close-out inventory shipments in 2011 were only partially offset by the positive impact of increased sales of entertainment-based properties, such as TRANSFORMERS and BEYBLADE products, and sales of MAGIC: THE GATHERING products. In addition, cost of sales was negatively impacted by unfavorable manufacturing variances as a result of reduced games production in 2011. While cost of sales as a percentage of revenues of entertainment-based products are generally lower than many of the Company’s other products, sales from these products, including Company owned or controlled brands based on a movie release, also incur royalty expense. Such royalties reduce the benefit of these lower cost of sales. Additionally, costs of sales as a percentage of net revenues of traditional board games and puzzles are generally lower. Cost of sales increased to 42.2% of net revenues for the year ended December 26, 2010 from 41.2% in 2009. The increase was partially due to a change in the mix of revenues. Increased cost of sales as a percentage of revenues reflects a change in product mix primarily due to decreased sales of entertainment-based products in 2010 compared to 2009.

Royalty expense increased to $339,217 or 7.9% of net revenues in 2011 compared to $248,570, or 6.2% of net revenues, in 2010 and $330,651, or 8.1% of net revenues, in 2009. The increase in 2011 and the decrease in 2010 primarily reflect the higher sales of entertainment-driven products in 2011, primarily BEYBLADE and TRANSFORMERS products, and 2009, namely TRANSFORMERS and G.I. JOE products.

Product development expense in 2011 totaled $197,638, or 4.6% of net revenues, compared to $201,358, or 5.0% of net revenues, in 2010 and $181,195, or 4.5% of net revenues, in 2009. Product development expense for 2011 includes approximately $6,800 related to the reorganization of the games business. Excluding the impact of the games reorganization, the lower 2011 expense reflects the Company’s focus on leveraging its development efforts on larger, global brands. The increased expense in 2010 reflects higher costs associated with the development of products introduced in 2011, including products related to the Company’s agreement with Sesame Workshop.

Advertising expense in 2011 totaled $413,951, or 9.7% of net revenues, compared to $420,651, or 10.5% of net revenues, in 2010 and $412,580, or 10.1% of net revenues, in 2009. Lower advertising expense in 2011 and 2009 reflects the increased volume in sales of entertainment-based properties, primarily TRANSFORMERS and BEYBLADE products in 2011 and TRANSFORMERS and G.I. JOE products in 2009, which do not require the same level of advertising that the Company spends on non-entertainment based products. In addition, the increase in 2010 reflects a lower revenue base due to the decline in U.S. sales late in the year as well as increased advertising rates in 2010.

Amortization of intangibles decreased to $46,647, or 1.1% of net revenues, in 2011 compared to $50,405, or 1.3% of net revenues, in 2010. The decrease in 2011 is the result of certain properties becoming fully amortized during 2010. Amortization expense decreased to $50,405 or 1.3% of net revenues in 2010 compared to $85,029 or 2.1% of net revenues in 2009. The decrease in 2010 is the result of property rights related to Wizards of the Coast becoming fully amortized in the fourth quarter of 2009.

Program production cost amortization increased to $35,798 or 0.8% of net revenues in 2011 compared to $22,069 or 0.6% of net revenues in 2010. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The Company did not begin amortizing program production costs until the third quarter of 2010, upon the initial distribution of its television programming. Accordingly, the increase in 2011 primarily reflects four quarters of activity whereas the comparable period of 2010 includes two quarters of activity.

Selling, distribution and administration expenses increased in dollars, however decreased as a percentage of revenues in 2011 compared to 2010. These expenses were $822,094, or 19.2% of net revenues, compared to $781,192, or 19.5% of net revenues, in 2010. The 2011 amount includes approximately $7,600 of costs related to the reorganization of Company’s games business. The remaining increase primarily reflects increased shipping costs related to higher revenues as well as increased expenses from the Company’s investments in emerging markets, on-line operations, licensing, entertainment and its internal systems. These increases were partially offset by lower stock compensation and bonus provisions in 2011 due to the Company’s underperformance in relation to its financial targets. Selling, distribution and administration expenses decreased to $781,192 or 19.5% of net revenues in 2010, compared $793,558 or 19.5% of net revenues in 2009. The 2009 amount includes approximately $7,200 of transaction costs related to the Company’s purchase of a 50% interest in THE HUB. The remaining decrease relates to lower management incentive and other compensation expenses in 2010 partially offset by higher marketing and sales costs related to emerging markets and television initiatives.

Interest Expense

Interest expense increased to $89,022 in 2011 from $82,112 in 2010 and $61,603 in 2009. The increases in both 2011 and 2010 are primarily due to the issuance of long-term debt during 2010 and 2009, respectively. In March 2010, the Company issued $500,000 of long-term debt which bears interest at a rate of 6.35%. The impact on interest expense of this issuance was partially offset by the conversion and redemption of the contingent convertible debentures during March and April 2010, which bore interest at the rate of 2.75%. In May 2009, the Company issued $425,000 of long-term debt which bears interest at a rate of 6.125%. A portion of these proceeds were used to purchase a 50% interest in THE HUB. The 2009 interest expense amount includes approximately $4,000 in costs related to a short-term borrowing facility commitment the Company entered into in April 2009 in connection with the Company’s anticipated investment in THE HUB.

Interest Income

Interest income was $6,834 in 2011 compared to $5,649 in 2010. The increase primarily reflects interest received from the U.S. Internal Revenue Service related to prior years. Interest income was $5,649 in 2010 compared to $2,858 in 2009. The increase primarily reflects higher invested cash balances during 2010.

Other (Income) Expense, Net

Other (income) expense, net of $25,400 in 2011 compares to $3,676 in 2010 and $156 in 2009. The increase in other (income) expense, net in 2011 is primarily due to losses on foreign currency transactions and investment losses in 2011 compared to gains in 2010. Further, the 2010 amount includes a gain of $(4,950) on the sale of a product line.

Foreign currency exchange losses of $8,343 in 2011 compared to foreign currency exchange gains of $(725) in 2010. The loss in 2011 includes $3,700 related to derivative instruments which no longer qualified for hedge accounting. Investment losses of $4,617 in 2011 compared to investment gains of $(3,822) in 2010, primarily reflecting the decrease in value of warrants to purchase common stock of an unrelated company. Other (income) expense, net in 2011, 2010 and 2009 includes $7,290, $9,323 and $(3,856) respectively, relating to the Company’s 50% share in the loss (earnings) of THE HUB.

Income Taxes

Income tax expense totaled 20.8% of pretax earnings in 2011 compared with 21.7% in 2010 and 29.2% in 2009. Income tax expense for 2011 is net of a benefit of approximately $29,600 from discrete tax events, primarily related to the settlement of various tax examinations or expirations of statutes in multiple jurisdictions, including the United States. Income tax expense for 2010 is net of a benefit of approximately $22,300 from discrete tax events, primarily related to the settlement of various tax examinations in multiple jurisdictions, including the United States. Income tax expense for 2009 is net of a benefit of approximately $2,300 related to discrete tax events, primarily related to the expiration of state statutes and settlement of various tax examinations in multiple jurisdictions. Absent these items and potential interest and penalties related to uncertain tax positions in 2011, 2010 and 2009, the effective tax rates would have been 26.2%, 25.4% and 29.0%, respectively. The decrease in the adjusted tax rate in 2011 and 2010 compared to 2009 is primarily due to higher earnings from international operations in jurisdictions that have lower income tax rates than the U.S.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2011, the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and its commercial paper program. During 2012, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit are adequate to meet its working capital needs for 2012, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of December 25, 2011 the Company’s cash and cash equivalents totaled $641,688, substantially all of which is held outside of the U.S. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as the majority of such earnings are indefinitely reinvested by the Company. Such international cash balances are not available to fund U.S. cash requirements unless the Company decided to repatriate such funds. The Company has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds. If the Company’s assessment of indefinite reinvestment of international earnings changes, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the U.S. and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its’ international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company’s cash and cash equivalents held outside of the U.S. as of December 25, 2011 is denominated in the U.S. dollar.

At December 25, 2011, cash and cash equivalents, net of short-term borrowings, were $461,258 compared to $713,228 and $621,932 at December 26, 2010 and December 27, 2009, respectively. Hasbro generated $396,069, $367,981 and $265,623 of cash from its operating activities in 2011, 2010 and 2009, respectively. Operating cash flows in 2011, 2010 and 2009 included $80,983, $52,047 and $1,837, respectively, of cash used for television program production. In 2012, the Company expects cash expenditures related to television program production to be in the range of $70,000 to $80,000. Cash from operations in 2011, 2010 and 2009 also includes long-term royalty advance payments of $25,000 made to THE HUB in each of the three years. Operating cash flows in 2009 were also negatively impacted by the Company’s decision to sell $250,000 of its accounts receivable under its securitization program at December 28, 2008. The securitization program was not utilized at year end 2009 or in 2010, and was terminated in January 2011.

Accounts receivable, net increased to $1,034,580 at December 25, 2011 from $961,252 at December 26, 2010. The accounts receivable balance at December 25, 2011 includes a decrease of approximately $24,900 as a result of the translation of foreign currency. Absent the effect of foreign exchange, the increase in accounts receivable reflects increased sales and timing of such sales in the fourth quarter of 2011 compared to the fourth quarter of 2010. Days sales outstanding increased to 70 days at December 25, 2011 from 68 days at December 26, 2010. Accounts receivable decreased to $961,252 at December 26, 2010 from $1,038,802 at December 27, 2009. The accounts receivable balance at December 26, 2010 includes a decrease of approximately $11,500 as a result of the translation of foreign currency balances. Absent the effect of foreign exchange, the decrease in accounts receivable reflects decreased sales in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Inventories decreased to $333,993 at December 25, 2011 compared to $364,194 at December 26, 2010. The decreased inventory balance at December 25, 2011 reflects higher sales in the fourth quarter of 2011 compared to 2010 as well as the Company’s efforts to lower its overall levels from year-end 2010. Inventories increased to

$364,194 at December 26, 2010 compared to $207,895 at December 27, 2009. The increased inventory balance at December 26, 2010 reflects the lower sales in the fourth quarter of 2010 compared to 2009.

Prepaid expenses and other current assets increased to $243,431 at December 25, 2011 from $167,807 at December 26, 2010 primarily due to higher non-income based tax receivables. These tax receivables are primarily related to value added taxes in Europe that are due to the Company, primarily from France, Spain and Germany, which are expected to be collected in 2012. The increase is primarily due to changes in the legal structure of the Company’s European business, which have resulted in larger outstanding balances at year-end 2011. This increase was partially offset by decreases in foreign exchange contracts and income tax receivables. Prepaid expenses and other current assets increased slightly to $167,807 at December 26, 2010 from $162,290 at December 27, 2009. Increases in income tax receivables, current deferred income taxes and the values of the Company’s forward currency contracts were partially offset by decreased prepaid royalties as the result of utilization of advance royalty payments.

Accounts payable and accrued expenses increased to $761,914 at December 25, 2011 compared $704,233 at December 26, 2010. The 2011 balance includes a decrease of approximately $15,100 as a result of the translation of foreign currency balances. Increases in accrued expenses relate to higher accrued royalties as a result of increased sales of royalty-bearing BEYBLADE and TRANSFORMERS products in 2011. The remainder of the increase relates to higher accrued costs associated with cancelled purchase commitments and accrued income and other taxes. These increases were partially offset by lower accrued payroll and management incentives. Accounts payable and accrued expenses decreased to $704,233 at December 26, 2010 compared to $801,775 at December 27, 2009. The decrease primarily related to lower accrued payroll and management incentives, lower accrued royalties as a result of the decrease in entertainment-driven products, and lower accounts payable balances due to the timing of payments in 2010.

Cash flows from investing activities were a net utilization of $107,615, $104,188, and $497,509 in 2011, 2010 and 2009, respectively. Additions to property, plant and equipment were approximately $99,400, $113,000 and $104,000 in 2011, 2010 and 2009, respectively. Of these amounts, 66% in 2011, 57% in 2010 and 58% in 2009 were for purchases of tools, dies and molds related to the Company’s products. In 2012, the Company expects capital expenditures to be in the range of $125,000 to $135,000. During the three years ended December 25, 2011, the depreciation of plant and equipment was $113,821, $95,925 and $95,934, respectively. Cash utilized for investments and acquisitions were $11,585 in 2011, $0 in 2010, and $371,482 in 2009. The 2011 utilization includes the Company’s purchase of intellectual property. The 2009 utilization includes the Company’s $300,000 payment to Discovery for its 50% interest in THE HUB, a payment of $45,000 to Lucas to extend the term of the license agreement related to the STAR WARS brand and approximately $26,500 used to acquire certain other intellectual properties. There were no investments or acquisitions in 2010.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak third and fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2011, the Company primarily used cash from operations and borrowings under its commercial paper program and available lines of credit. In 2010 and 2009, the Company primarily utilized cash from operations, borrowings under its available lines of credit and, during a portion of 2009, its accounts receivable securitization program to fund its operations.

During 2010 and 2009, the Company was party to an accounts receivable securitization program whereby the Company sold, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC (“HRF”). HRF was consolidated with the Company for financial reporting purposes. The securitization program then allowed HRF to sell, on a revolving basis, an undivided fractional ownership interest of up to $250,000 in the eligible receivables it held to certain bank conduits. The program provided the Company with a source of working capital. In January 2011, the Company terminated this program.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Borrowings under the Program are supported by the Company’s $500,000 revolving credit agreement. At December 25, 2011, the Company had notes outstanding with par value of approximately $166,500 related to the Program.

The Company has a revolving credit agreement (the “Agreement”) which provides it with a $500,000 committed borrowing facility through December of 2014. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants in the Agreement as of and for the fiscal year ended December 25, 2011. The Company had no borrowings outstanding under its committed revolving credit facility at December 25, 2011. However, letters of credit outstanding under this facility as of December 25, 2011 were approximately $1,200 and borrowings under the Company’s commercial paper program were approximately $166,500. Amounts available and unused under the committed line at December 25, 2011 were approximately $332,300. The Company also has other uncommitted lines from various banks, of which approximately $36,000 was utilized at December 25, 2011. Of the amount utilized under, or supported by, the uncommitted lines, approximately $14,000 and $22,100 represent outstanding short-term borrowings and letters of credit, respectively.

Net cash utilized by financing activities was $375,685 in 2011. Of this amount, $423,008 reflects cash paid, including transaction costs, to repurchase the Company’s common stock. During 2011, the Company repurchased 10,461 shares at an average price of $40.42. At December 25, 2011, $227,269 remained under the May 2011 Board authorization. Dividends paid were $154,028 in 2011 compared to $133,048 in 2010 reflecting the increase in the Company’s dividend rate in 2011 to $0.30 per quarter from $0.25 per quarter. These utilizations were partially offset by proceeds of $167,339 from short-term borrowings in 2011. In addition, cash received from the exercise of employee stock options in 2011 was $29,798.

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

Net cash provided by financing activities was $236,779 in 2009. Of this amount, $421,309 reflected net proceeds from the issuance of long-term notes in May 2009. Cash received from the exercise of employee stock options in 2009 was $9,193. These sources of cash were partially offset by $88,112, which included transaction costs, used to repurchase shares of the Company’s common stock. During 2009, the Company repurchased 3,172 shares at an average price per share of $28.67. Dividends paid were $111,458 in 2009.

For the $425,000 in notes due in 2014 and the $350,000 in notes due in 2017 which bear interest at 6.125% and 6.30%, respectively, interest rates may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 25, 2011, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB+ and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

Including the notes described above, the Company has remaining principal amounts of long-term debt at December 25, 2011 of approximately $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $174,082 and purchase commitments of $344,370 outstanding at December 25, 2011. Letters of credit and similar instruments include $150,840 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $40,314 in 2012.

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

For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2011, there have been no material adjustments to the Company’s estimates made in prior years.

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

For the year ended December 25, 2011 we have $80,600 of program production costs included in other assets in the consolidated balance sheet. We currently expect that substantially all capitalized program production costs will be amortized over the 3-year period 2012 through 2014. The Company estimates program production cost amortization in 2012 to be in the range of $60,000 to $70,000, which includes amortization related to amounts capitalized during 2011 as well as amortization of amounts expected to be incurred for programs to be completed and released in 2012. Future program production cost amortization is subject to change based on actual costs incurred and management’s then current estimates of ultimate revenues. During 2011 the Company did not incur any impairment charges related to its program production costs.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company’s annual goodwill impairment test was performed in the fourth quarter of 2011 and the estimated fair value of the Company’s reporting units with allocated goodwill were substantially in excess of their carrying value. No reporting units were considered to be at risk of failing the first step of the impairment test. Accordingly, no impairment was indicated. The Company’s annual impairment tests related to intangible assets with indefinite lives were also performed in the fourth quarter of 2011 and no impairments were indicated as the estimated fair values were substantially in excess of the carrying value of the related assets. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 25, 2011, the Company has goodwill and intangible assets with indefinite lives of $550,530 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $391,555 at December 25, 2011. During 2011, there were no impairment charges related to these intangible assets.

Recoverability of Royalty Advances and Commitments

The Company’s ability to earn-out royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the non-recoverable minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 25, 2011, the Company had $134,730 of prepaid royalties, $16,788 of which are included in prepaid expenses and other current assets and $117,942 of which are included in other assets.

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

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on plan assets used in the calculation of 2011 pension expense for the U.S. plans was 7.25%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2011 pension expense for U.S. plans by approximately $655.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. The Company’s discount rate for its U.S. plans used for the calculation of 2011 pension expense averaged 5.20%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2011 pension expense and the 2011 projected benefit obligation by approximately $465 and $11,554, respectively.

Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. At December 25, 2011, the Company’s U.S. plans had unrecognized actuarial losses of $104,872 included in accumulated other comprehensive earnings related to its defined benefit pension plans compared to $87,553 at December 26, 2010. The increase primarily reflects additional unrecognized actuarial losses in 2011, primarily due to the reduction of the discount rate used to value the liability at December 25, 2011 as well as differences between the Company’s actual return on plan assets and the expected return assumed in the calculation of the 2011 expense. The discount rate used to calculate the projected benefit obligation at December 25, 2011 decreased to 4.96% at December 25, 2011 from 5.20% used at December 26, 2010. Pension plan assets are valued on the basis of their fair market value on the measurement date. These changes in the fair market value of plan assets impact the amount of future pension expense due to amortization of the unrecognized actuarial losses or gains.

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

An estimated effective income tax rate is applied to the Company’s quarterly operating results. In the event there is a significant unusual or extraordinary item recognized in the Company’s quarterly operating results, the tax attributable to that item is separately calculated and recorded at the time. Changes in the Company’s estimated effective income tax rate during 2011 were primarily due to changes in its estimate of earnings by tax jurisdiction. In addition, changes in judgment regarding likely outcomes related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2011, the Company recorded a total benefit of approximately $29,600 related to discrete tax events, primarily related to the completion of a U.S. tax examination.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the financial statements or at a different amount than that which is recognized on the financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheet. Deferred tax assets represent deductions that have been reflected in the financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s financial statements or income recognized in the financial statements that has not yet been recognized in the Company’s income tax return. The Mexican government has a tax structure which results in companies paying the higher of an income-based tax or an alternative flat tax. Should the Company be subject to the alternative flat tax, it would be required to review whether its net deferred tax assets would be realized. As the Company believes that it will continue to be subject to the income-based tax in 2012, it believes that the net deferred tax assets related to the Mexican tax jurisdiction will be realizable. Should the facts and circumstances change, the Company may be required to reevaluate deferred tax assets related to its Mexican operations, which may result in additional tax expense.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive earnings either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive earnings as part of the statement of changes in shareholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive earnings, gross or net of the effect of income taxes, provided that such effects are presented in the statement in which other comprehensive earnings are presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive earnings, how such items are measured or when they must be reclassified to net earnings. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. Hasbro expects its adoption will have no effect on its financial position or results of operations but it will impact the way Hasbro presents comprehensive earnings.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,384,895 in principal amount of long-term debt outstanding at December 25, 2011. Future payments required under these and other obligations as of December 25, 2011 are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$—	—	425,000	—	—	959,895	1,384,895
Interest payments on long-term debt	87,084	87,084	74,069	61,053	61,053	855,212	1,225,555
Operating lease commitments	39,868	37,461	30,803	16,047	9,131	22,353	155,663
Future minimum guaranteed contractual payments	40,314	93,173	14,775	14,775	14,375	57,500	234,912
Tax sharing agreement	6,400	6,800	7,100	7,400	7,700	94,400	129,800
Purchase commitments	344,370	—	—	—	—	—	344,370

	$518,036	224,518	551,747	99,275	92,259	1,989,360	3,475,195

The Company has a liability at December 25, 2011, including potential interest and penalties, of $97,661 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

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

The Company’s agreement with Marvel provides for minimum guaranteed royalty payments and requires the Company to make minimum expenditures on marketing and promotional activities. In connection with the extension of the Marvel license in 2009, the Company may be subject to additional royalty guarantees totaling $140,000 that are not included in the table above and that may be payable during the next seven years contingent upon the quantity and types of theatrical movie releases.

Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 25, 2011.

In addition to the amounts included in the table above, the Company expects to make contributions totaling approximately $5,800 related to its unfunded U.S. and other International pension plans in 2012. The Company also has letters of credit and related instruments of approximately $174,082 at December 25, 2011.

The Company believes that cash from operations and funds available through its commercial paper program or lines of credit will allow the Company to meet these and other obligations described above.

Financial Risk Management

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British Pound sterling, Canadian dollar and Mexican peso and, to a lesser extent, currencies in Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against foreign currencies could result in an approximate $43,451 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the related forecasted foreign currency transactions.

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

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At December 25, 2011, these contracts had unrealized gains of $7,891, of which $7,778 are recorded in prepaid expenses and other current assets, $2,021 are recorded in other assets, $(783) are recorded in accrued liabilities, and $(1,125) are recorded in other liabilities. Included in accumulated other comprehensive earnings at December 25, 2011 are deferred gains of $10,081, net of tax, related to these derivatives.

At December 25, 2011, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. The Company is party to several interest rate swap agreements, with a total notional amount of $400,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At December 25, 2011, the fair value of these contracts was an asset of $15,977, which is included in other assets, with a corresponding fair value adjustment to increase long-term debt. Changes in interest rates affect the fair value of fixed rate debt not hedged by interest rate swap agreements while affecting the earnings and cash flows of the long-term debt hedged by the interest rate swaps. The Company estimates that a hypothetical one percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $126,700 or $107,400, respectively. A hypothetical one-quarter percentage point change in interest rates would increase or decrease 2011 pretax earnings by $885 and 2011 cash flows by $767.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 45% of its consolidated net revenues in 2011 and 50% and 54% of its consolidated net revenues in 2010 and 2009, respectively. In recent years certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2011, approximately 63% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. The trend of larger retailers has been to maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer selling season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2011 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.

Other Information

The Company is not aware of any material amounts of potential exposure relating to environmental matters and does not believe its environmental compliance costs or liabilities to be material to its operating results or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Item 7 of Part II of this Report and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 25, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Providence, Rhode Island

February 22, 2012

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 25, 2011 and December 26, 2010

(Thousands of Dollars Except Share Data)

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$641,688	727,796
Accounts receivable, less allowance for doubtful accounts of $23,700 in 2011 and $31,200 in 2010	1,034,580	961,252
Inventories	333,993	364,194
Prepaid expenses and other current assets	243,431	167,807

Total current assets	2,253,692	2,221,049
Property, plant and equipment, net	218,021	233,580

Other assets
Goodwill	474,792	474,813
Other intangibles, net	467,293	500,597
Other	716,976	663,187

Total other assets	1,659,061	1,638,597

Total assets	$4,130,774	4,093,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$180,430	14,568
Accounts payable	134,864	132,517
Accrued liabilities	627,050	571,716

Total current liabilities	942,344	718,801
Long-term debt	1,400,872	1,397,681
Other liabilities	370,043	361,324

Total liabilities	2,713,259	2,477,806

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2011 and 2010	104,847	104,847
Additional paid-in capital	630,044	625,961
Retained earnings	3,205,420	2,978,317
Accumulated other comprehensive (loss) earnings	(35,943)	8,149
Treasury stock, at cost, 81,061,373 shares in 2011 and 72,278,515 shares in 2010	(2,486,853)	(2,101,854)

Total shareholders’ equity	1,417,515	1,615,420

Total liabilities and shareholders’ equity	$4,130,774	4,093,226

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2011	2010	2009
Net revenues	$4,285,589	4,002,161	4,067,947

Costs and expenses
Cost of sales	1,836,263	1,690,057	1,676,336
Royalties	339,217	248,570	330,651
Product development	197,638	201,358	181,195
Advertising	413,951	420,651	412,580
Amortization of intangibles	46,647	50,405	85,029
Program production cost amortization	35,798	22,069	—
Selling, distribution and administration	822,094	781,192	793,558

Total expenses	3,691,608	3,414,302	3,479,349

Operating profit	593,981	587,859	588,598

Non-operating (income) expense
Interest expense	89,022	82,112	61,603
Interest income	(6,834)	(5,649)	(2,858)
Other (income) expense, net	25,400	3,676	156

Total non-operating expense, net	107,588	80,139	58,901

Earnings before income taxes	486,393	507,720	529,697
Income taxes	101,026	109,968	154,767

Net earnings	$385,367	397,752	374,930

Per common share
Net earnings
Basic	$2.88	2.86	2.69

Diluted	$2.82	2.74	2.48

Cash dividends declared	$1.20	1.00	0.80

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2011	2010	2009
Cash flows from operating activities
Net earnings	$385,367	397,752	374,930
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	113,821	95,925	95,934
Amortization of intangibles	46,647	50,405	85,029
Program production cost amortization	35,798	22,069	—
Deferred income taxes	(2,921)	25,172	19,136
Stock-based compensation	12,463	33,392	29,912
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(108,845)	71,173	(422,560)
Decrease (increase) in inventories	17,463	(151,634)	105,329
(Increase) decrease in prepaid expenses and other current assets	(85,076)	15,904	35,702
Program production costs	(80,983)	(52,047)	(1,837)
Increase (decrease) in accounts payable and accrued liabilities	75,589	(129,531)	5,966
Other, including long-term advances	(13,254)	(10,599)	(61,918)

Net cash provided by operating activities	396,069	367,981	265,623

Cash flows from investing activities
Additions to property, plant and equipment	(99,402)	(112,597)	(104,129)
Investments and acquisitions, net of cash acquired	(11,585)	—	(371,482)
Purchases of short-term investments	—	—	(18,000)
Other investing activities	3,372	8,409	(3,898)

Net cash utilized by investing activities	(107,615)	(104,188)	(497,509)

Cash flows from financing activities
Net proceeds from borrowings with original maturities of more than three months	—	492,528	421,309
Repayments of borrowings with original maturities of more than three months	—	(186)	—
Net proceeds (repayments) of other short-term borrowings	167,339	(381)	4,114
Purchases of common stock	(423,008)	(639,563)	(88,112)
Stock option transactions	29,798	93,522	9,193
Excess tax benefits from stock-based compensation	9,657	22,517	1,733
Dividends paid	(154,028)	(133,048)	(111,458)
Other financing activities	(5,443)	(5,984)	—

Net cash (utilized) provided by financing activities	(375,685)	(170,595)	236,779

Effect of exchange rate changes on cash	1,123	(1,447)	762

(Decrease) increase in cash and cash equivalents	(86,108)	91,751	5,655
Cash and cash equivalents at beginning of year	727,796	636,045	630,390

Cash and cash equivalents at end of year	$641,688	727,796	636,045

Supplemental information
Interest paid	$91,045	72,927	54,578

Income taxes paid	$78,104	93,995	107,948

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, December 28, 2008	$104,847	450,155	2,456,650	62,256	(1,683,122)	1,390,786
Net earnings	—	—	374,930	—	—	374,930
Other comprehensive loss	—	—	—	(3,625)	—	(3,625)

Comprehensive earnings						371,305
Stock-based compensation transactions	—	(12,724)	—	—	17,518	4,794
Purchases of common stock	—	—	—	—	(90,994)	(90,994)
Stock-based compensation expense	—	29,752	—	—	160	29,912
Dividends declared	—	—	(111,031)	—	—	(111,031)

Balance, December 27, 2009	104,847	467,183	2,720,549	58,631	(1,756,438)	1,594,772
Net earnings	—	—	397,752	—	—	397,752
Other comprehensive loss	—	—	—	(50,482)	—	(50,482)

Comprehensive earnings						347,270
Stock-based compensation transactions	—	22,971	—	—	86,253	109,224
Conversion of debentures	—	102,792	—	—	204,635	307,427
Purchases of common stock	—	—	—	—	(636,681)	(636,681)
Stock-based compensation expense	—	33,015	—	—	377	33,392
Dividends declared	—	—	(139,984)	—	—	(139,984)

Balance, December 26, 2010	104,847	625,961	2,978,317	8,149	(2,101,854)	1,615,420
Net earnings	—	—	385,367	—	—	385,367
Other comprehensive loss	—	—	—	(44,092)	—	(44,092)

Comprehensive earnings						341,275
Stock-based compensation transactions	—	(8,266)	—	—	37,895	29,629
Purchases of common stock	—	—	—	—	(423,008)	(423,008)
Stock-based compensation expense	—	12,349	—	—	114	12,463
Dividends declared	—	—	(158,264)	—	—	(158,264)

Balance, December 25, 2011	$104,847	630,044	3,205,420	(35,943)	(2,486,853)	1,417,515

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

Reclassifications

Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. Each of the fiscal years in the three-year period ended December 25, 2011 were fifty-two week periods.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

Marketable Securities

Marketable securities consist of investments in private investment funds. For these investments, which are included in prepaid and other current assets in the accompanying consolidated balance sheets, the Company has selected the fair value option which requires the Company to record the unrealized gains and losses on these investments in the consolidated statements of operations at the time they occur.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers predominantly on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year with regard to the financial performance, cash generation, financing availability and liquidity status of each customer. The majority of customers are formally reviewed at least annually; more frequent reviews are performed based on the customer’s financial condition and the level of credit being extended. For customers on credit who are experiencing financial difficulties, management performs additional financial analyses before shipping orders. The Company uses a variety of financial transactions, based on availability and cost, to increase the collectibility of certain of its accounts, including letters of credit, credit insurance, and requiring cash in advance of shipping.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At December 25, 2011 and December 26, 2010, finished goods comprised 94% and 96% of inventories, respectively.

Equity Method Investments

For the Company’s equity method investments, only the Company’s investment in and amounts due to and from the equity method investments are included in the consolidated balance sheet and only the Company’s share of the equity method investments’ earnings (losses) is included in the consolidated statement of operations. Dividends, cash distributions, loans or other cash received from the equity method investments, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statement of cash flows.

The Company reviews its equity method investments for impairment on a periodic basis. If it has been determined that the fair value of the equity investment is less than its related carrying value and that this decline is other-than-temporary, the carrying value of the investment is adjusted downward to reflect these declines in value. The Company has one significant equity method investment, its 50% interest in a joint venture with Discovery Communications, Inc. See note 5 for additional information.

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

The remaining intangibles having defined lives are being amortized over periods ranging from five to twenty-five years, primarily using the straight-line method. At December 25, 2011, approximately 10% of other intangibles related to digital gaming rights which are being amortized in proportion to projected revenues.

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 25, 2011, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 25, 2011 also include long-term borrowings (see note 9 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 9, 12 and 16).

Revenue Recognition

Revenue from product sales is recognized upon the passing of title to the customer, generally at the time of shipment. Provisions for discounts, rebates and returns are made when the related revenues are recognized. The Company bases its estimates for discounts, rebates and returns on agreed customer terms and historical experience.

The Company enters into arrangements licensing its brands on specifically approved products. The licensees pay the Company royalties as products are sold, in some cases subject to minimum guaranteed amounts. Royalty revenues are recognized as they are reported as earned and payment becomes assured, over the life of the agreement.

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

Advertising

Production costs of commercials are expensed in the fiscal year during which the production is first aired. The costs of other advertising and promotion programs are expensed in the fiscal year incurred.

Program Production Costs

The Company incurs costs in connection with the production of television programming. These costs are capitalized by the Company as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of such period related to the program. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates.

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2011, 2010 and 2009, these costs were $173,028, $154,604 and $155,496, respectively, and are included in selling, distribution and administration expenses.

Operating Leases

Hasbro records lease expense in such a manner as to recognize this expense on a straight-line basis inclusive of rent concessions and rent increases. Reimbursements from lessors for leasehold improvements are deferred and recognized as a reduction to lease expense over the lease term.

Income Taxes

Hasbro uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates expected to apply to taxable income in years in which those temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as the majority of such earnings are indefinitely reinvested by the Company.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Foreign Currency Translation

Foreign currency assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues, costs and expenses are translated at weighted average exchange rates during each reporting period. Earnings include gains or losses resulting from foreign currency transactions and, when required, translation gains and losses resulting from the use of the U.S. dollar as the functional currency in highly inflationary economies. Other gains and losses resulting from translation of financial statements are a component of other comprehensive earnings.

Pension Plans, Postretirement and Postemployment Benefits

Pension expense and related amounts in the consolidated balance sheet are based on actuarial computations of current and future benefits. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2012, the Company expects to contribute approximately $5,800 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. It also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.

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

Risk Management Contracts

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company records all derivatives, such as foreign currency exchange contracts, on the balance sheet at fair value. Changes in the derivative fair values that are designated as cash flow hedges and are effective are deferred and recorded as a component of Accumulated Other Comprehensive (Loss) Earnings (“AOCE”) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the consolidated statements of operations. The Company uses derivatives to economically hedge intercompany loans denominated in foreign currencies. The Company does not use hedge accounting for these contracts as changes in the fair value of these contracts are substantially offset by changes in the fair value of the intercompany loans.

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

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In addition, for the period that the Company’s convertible debt was outstanding, dilutive securities included shares issuable under such debt. Options totaling 1,851, 94 and 5,784 for 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 25, 2011 is as follows:

	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings	$385,367	385,367	397,752	397,752	374,930	374,930
Interest expense on contingent convertible debentures due 2021, net of tax	—	—	—	1,124	—	4,328

Adjusted net earnings	$385,367	385,367	397,752	398,876	374,930	379,258

Average shares outstanding	133,823	133,823	139,079	139,079	139,487	139,487
Effect of dilutive securities:
Contingent convertible debentures due 2021	—	—	—	3,024	—	11,566
Options and other share-based awards	—	2,874	—	3,567	—	1,727

Equivalent shares	133,823	136,697	139,079	145,670	139,487	152,780

Net earnings per share	$2.88	2.82	2.86	2.74	2.69	2.48

The net earnings per share calculations for each of the two fiscal years ended December 26, 2010 include adjustments to add back to earnings the interest expense, net of tax, incurred on the Company’s senior convertible debentures due 2021, as well as to add back to outstanding shares the amount of shares potentially issuable under the contingent conversion feature of these debentures. During the first and second quarter of 2010, substantially all of these debentures were converted into shares of common stock with the remainder redeemed for cash. See note 9 for further information.

(2)    Other Comprehensive Loss

The Company’s other comprehensive loss for the years 2011, 2010 and 2009 consist of the following:

	2011	2010	2009
Foreign currency translation adjustments	$(21,844)	(32,457)	23,782
Changes in value of available-for-sale securities, net of tax	—	—	504
Gain (loss) on cash flow hedging activities, net of tax	(8,689)	10,444	(24,446)
Changes in unrecognized pension and postretirement amounts, net of tax	(20,237)	(1,812)	8,356
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	3,338	(15,422)	(18,657)
Loss on available-for-sale securities	—	—	147
Amortization of unrecognized pension and postretirement amounts	3,340	(11,235)	6,689

Other comprehensive loss	$(44,092)	(50,482)	(3,625)

In 2011, 2010 and 2009, net losses on cash flow hedging activities reclassified to earnings, net of tax, included losses of $100, $109 and $679, respectively, as a result of hedge ineffectiveness.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The related tax benefit of other comprehensive earnings items was $8,581, $5,327 and $1,322 for the years 2011, 2010 and 2009, respectively. Income tax expense (benefit) related to reclassification adjustments from other comprehensive earnings of $(1,571), $8,767 and $(331) in 2011, 2010 and 2009, respectively, were included in these amounts.

At December 25, 2011, the Company had remaining deferred gains on hedging instruments, net of tax, of $10,081 in AOCE. These instruments hedge inventory purchased during the fourth quarter of 2011 or forecasted to be purchased during 2012 and 2013 and intercompany expenses and royalty payments expected to be paid or received during 2012 and 2013. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related royalties or expenses. Of the amount included in AOCE at December 25, 2011, the Company expects approximately $8,307 to be reclassified to the consolidated statement of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

Components of AOCE at December 25, 2011 and December 26, 2010 are as follows:

	2011	2010
Foreign currency translation adjustments	$40,798	62,642
Gain on cash flow hedging activities, net of tax	10,081	15,432
Unrecognized pension and postretirement amounts, net of tax	(86,822)	(69,925)

Total AOCE	$(35,943)	8,149

(3)    Property, Plant and Equipment

	2011	2010
Land and improvements	$7,038	6,726
Buildings and improvements	202,258	197,494
Machinery, equipment and software	405,912	398,896

	615,208	603,116
Less accumulated depreciation	453,676	430,193

	161,532	172,923
Tools, dies and molds, net of accumulated depreciation	56,489	60,657

Total property, plant and equipment, net	$218,021	233,580

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 25, 2011, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2011, 2010 and 2009 and had no impairment charges.

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of impairment testing, these assets are allocated to the reporting units within the Company’s operating segments. Changes in the carrying amount of goodwill, by operating segment, for the years ended December 25, 2011 and December 26, 2010 are as follows:

	U.S. and Canada	International	Entertainment and Licensing	Total
2011
Balance at December 26, 2010	$296,978	171,339	6,496	474,813
Foreign exchange translation	—	(21)	—	(21)

Balance at December 25, 2011	$296,978	171,318	6,496	474,792

2010
Balance at December 27, 2009	$296,978	172,457	6,496	475,931
Foreign exchange translation	—	(1,118)	—	(1,118)

Balance at December 26, 2010	$296,978	171,339	6,496	474,813

A summary of the Company’s other intangibles, net at December 25, 2011 and December 26, 2010 is as follows:

	2011	2010
Acquired product rights	$757,531	755,214
Licensed rights of entertainment properties	256,555	256,555
Accumulated amortization	(622,531)	(586,910)

Amortizable intangible assets	391,555	424,859
Product rights with indefinite lives	75,738	75,738

Total other intangibles, net	$467,293	500,597

The Company will continue to incur amortization expense related to the use of acquired and licensed rights to produce various products. The amortization of these product rights will fluctuate depending on related revenues during an annual period, as well as rights reaching the end of their useful lives. The Company currently estimates amortization expense related to the above intangible assets for the next five years to be approximately:

2012	$48,000
2013	50,000
2014	54,000
2015	52,000
2016	36,000

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(5)    Equity Method Investment

In 2009, the Company acquired a 50% interest in a joint venture, Hub Television Networks, LLC (“THE HUB”), with Discovery Communications, Inc. (“Discovery”). THE HUB, formerly known as the Discovery Kids Network, was established to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. The Company purchased its 50% share in THE HUB for a payment of $300,000 and certain future payments based on the value of certain tax benefits expected to be received by the Company. The present value of the expected future payments at the acquisition date totaled approximately $67,900 and was recorded as a component of the Company’s investment in the joint venture. The balance of the associated liability, including imputed interest, was $71,999 and $72,665 at December 25, 2011 and December 26, 2010, respectively, and is included as a component of other liabilities in the accompanying balance sheets.

Voting control of THE HUB is shared 50/50 between the Company and Discovery. The Company has determined that it does not meet the control requirements to consolidate THE HUB, and accounts for the investment using the equity method of accounting. The Company’s share in the loss (earnings) of THE HUB for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 totaled $7,290, $9,323 and $(3,856), respectively, and is included as a component of other (income) expense, net in the accompanying consolidated statements of operations.

The Company has entered into a license agreement with THE HUB that requires the payment of royalties by the Company to THE HUB based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license agreement includes a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 10-year period. During 2011, 2010 and 2009, the Company paid the first three annual installments of $25,000 each which are included in other, including long-term advances in the consolidated statements of cash flows. As of December 25, 2011, the Company had $72,916 of prepaid royalties related to this agreement, $4,974 of which are included in prepaid expenses and other current assets and $67,942 of which are included in other assets. The Company and THE HUB are also parties to an agreement under which the Company will provide THE HUB with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event THE HUB licenses the programming from the Company to air on the network, it is required to pay the Company a license fee.

As of December 25, 2011 and December 26, 2010, the Company’s interest in THE HUB totaled $343,835 and $354,612, respectively, and is a component of other assets. The Company also enters into certain other transactions with THE HUB including the licensing of television programming and the purchase of advertising. During 2011, 2010 and 2009, these transactions were not material.

(6)    Program Production Costs

Program production costs are included in other assets and consist of the following at December 25, 2011 and December 26, 2010:

	2011	2010
Released, less amortization	$44,091	12,852
In production	33,583	19,319
Pre-production	2,161	1,417
Acquired libraries	765	1,827

Total program production costs	$80,600	35,415

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Based on management’s total revenue estimates at December 25, 2011, all of the unamortized television programming costs relating to released productions are expected to be amortized during the next three years. The Company expects to amortize, based on current estimates, approximately $31,000 of the $44,091 of released programs during fiscal 2012 based on current estimates.

At December 25, 2011, acquired program libraries are being amortized based on estimates of future expected revenues over a remaining period of approximately one year.

(7)    Financing Arrangements

At December 25, 2011, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $500,000 and $133,200, respectively. A portion of the short-term borrowings outstanding at the end of 2011 and 2010 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 25, 2011 and December 26, 2010 were 4.84% and 5.79%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 25, 2011; however, it did have notes outstanding under its commercial paper program which are supported by its unsecured committed line of credit. During 2011, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowings under lines of credit and utilization of its commercial paper program discussed below.

The unsecured committed line of credit (the “Agreement”) provides the Company with a $500,000 committed borrowing facility through December 2014. The Agreement was entered into on December 16, 2010 replacing the previous Revolving Credit Agreement. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 25, 2011.

The Company pays a commitment fee (0.225% as of December 25, 2011) based on the unused portion of the facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, Prime Rate or Eurocurrency Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 25, 2011, the interest rate under the facility was equal to Eurocurrency Rate plus 1.50%.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 25, 2011, the Company had notes outstanding under the Program of $166,459 with a weighted average interest rate of 1.79%.

During 2009, the Company utilized an accounts receivable securitization program. Under the program, the Company recorded a loss on the sale of receivables which totaled $2,514 which was recorded in selling, distribution and administration expenses. The program was terminated on January 28, 2011 and was not utilized in 2011 or 2010.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(8)    Accrued Liabilities

Components of accrued liabilities are as follows:

	2011	2010
Royalties	$156,955	121,037
Advertising	83,080	86,257
Payroll and management incentives	59,070	70,064
Non-income based taxes	52,590	42,644
Other	275,355	251,714

Total accrued liabilities	$627,050	571,716

(9)    Long-Term Debt

Components of long-term debt are as follows:

	2011		2010
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	540,850	500,000	499,900
6.125% Notes Due 2014	440,977	462,868	437,786	462,698
6.30% Notes Due 2017	350,000	400,400	350,000	382,830
6.60% Debentures Due 2028	109,895	120,148	109,895	110,038

Total long-term debt	$1,400,872	1,524,266	1,397,681	1,455,466

The carrying cost of the 6.125% Notes Due 2014 include principal amounts of $425,000 as well as fair value adjustments of $15,977 and $12,786 at December 25, 2011 and December 26, 2010, respectively, related to interest rate swaps. All other carrying costs represent principal amounts. Total principal amounts of long-term debt at December 25, 2011 and December 26, 2010 were $1,384,895.

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

Interest rates for the 6.125% Notes Due 2014 and the 6.30% Notes Due 2017 may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 25, 2011, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Rating Services and Fitch ratings were Baa2, BBB+, and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem these notes at its option at the greater of the principal amount of these notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company is party to a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. The interest rate swaps are matched with the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the change in the fair value of the associated debt. At December 25, 2011 and December 26, 2010, the fair value of these contracts was an asset of $15,977 and $12,786, respectively, which is recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded a (gain) loss of $(3,191), $(15,511) and $2,725 on these instruments in other (income) expense, net for the years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively, relating to the change in fair value of the interest rate swaps, wholly offsetting gains and losses from the change in fair value of the associated long-term debt.

At December 25, 2011, as detailed above, the Company’s 6.125% Notes mature in 2014. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2016.

(10)    Income Taxes

Income taxes attributable to earnings before income taxes are:

	2011	2010	2009
Current
United States	$49,233	35,232	87,053
State and local	2,538	1,931	4,142
International	52,176	47,633	44,436

	103,947	84,796	135,631

Deferred
United States	(1,973)	26,269	17,387
State and local	(68)	901	993
International	(880)	(1,998)	756

	(2,921)	25,172	19,136

Total incomes taxes	$101,026	109,968	154,767

Certain income tax benefits, not reflected in income taxes in the consolidated statements of operations totaled $18,266 in 2011, $87,367 in 2010 and $2,905 in 2009. In 2011 and 2009 these income tax benefits relate primarily to pension amounts recorded in AOCE and stock options. In 2010 these income tax benefits relate primarily to the reversal through additional paid in capital of deferred tax liabilities relating to the Company’s contingent convertible debentures upon the conversion of these debentures. In 2011, 2010 and 2009, the deferred tax portion of the total benefit was $8,579, $64,700 and $1,041, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2011	2010	2009
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.3	0.4	0.7
Tax on international earnings	(11.4)	(11.2)	(7.5)
Exam settlements and statute expirations	(4.6)	(4.4)	(0.5)
Other, net	1.5	1.9	1.5

	20.8%	21.7%	29.2%

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2011	2010	2009
United States	$132,255	168,436	248,654
International	354,138	339,284	281,043

Total earnings before income taxes	$486,393	507,720	529,697

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 25, 2011 and December 26, 2010 are:

	2011	2010
Deferred tax assets:
Accounts receivable	$22,007	21,095
Inventories	18,398	18,723
Loss carryforwards	27,943	29,348
Operating expenses	39,623	40,835
Pension	35,969	29,823
Other compensation	49,780	50,619
Postretirement benefits	15,723	15,435
Tax sharing agreement	25,991	26,276
Other	17,749	20,033

Gross deferred tax assets	253,183	252,187
Valuation allowance	(18,145)	(17,729)

Net deferred tax assets	235,038	234,458

Deferred tax liabilities:
International earnings not indefinitely reinvested	7,846	25,903
Depreciation and amortization of long-lived assets	73,301	61,274
Equity method investment	21,396	23,617
Other	3,075	4,715

Deferred tax liabilities	105,618	115,509

Net deferred income taxes	$129,420	118,949

Hasbro has a valuation allowance for certain deferred tax assets at December 25, 2011 of $18,145, which is an increase of $416 from $17,729 at December 26, 2010. The valuation allowance pertains to certain U.S. state and international loss carryforwards, some of which have no expiration and others that would expire beginning in 2014.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 25, 2011 and December 26, 2010, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2011	2010
Prepaid expenses and other current assets	$68,774	64,536
Other assets	62,574	57,613
Accrued liabilities	(731)	(2,135)
Other liabilities	(1,197)	(1,065)

Net deferred income taxes	$129,420	118,949

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009 is as follows:

	2011	2010	2009
Balance at beginning of year	$91,109	97,857	79,456
Gross increases in prior period tax positions	811	706	1,430
Gross decreases in prior period tax positions	(33,501)	(36,010)	(14,250)
Gross increases in current period tax positions	27,910	34,598	34,189
Decreases related to settlements with tax authorities	(792)	(5,550)	(269)
Decreases from the expiration of statute of limitations	(1,723)	(492)	(2,699)

Balance at end of year	$83,814	91,109	97,857

If the $83,814 balance as of December 25, 2011 is recognized, approximately $72,000 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets.

During 2011, 2010, and 2009 the Company recognized $3,100, $3,171 and $3,405, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 25, 2011, December 26, 2010 and December 27, 2009, the Company had accrued potential interest and penalties of $13,847, $14,466 and $17,938, respectively.

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

The U.S. Internal Revenue Service commenced an examination related to the 2008 and 2009 U.S. federal income tax returns. The Company is also under income tax examination in several U.S. state and local and non-U.S. jurisdictions. The U.S. Internal Revenue Service recently completed an examination related to 2006 and 2007. During 2011, as the result of the completion of this examination, the Company recognized $22,101 of previously accrued unrecognized tax benefits, including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions. Of this amount, $1,482 was recorded as a reduction of deferred tax assets and the remainder as a reduction of income tax expense. The total income tax benefit resulting from the completion of the examination, including other adjustments, totaled $20,477 during 2011.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

During 2010, as a result of the completion of an examination related to the 2004 and 2005 U.S. federal income tax returns by the U.S. Internal Revenue Service, the Company recognized approximately $24,200 of previously accrued unrecognized tax benefits, including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions. Of this amount, $7,032 was recorded as a reduction of deferred tax assets and the remainder as a reduction of income tax expense. The total income tax benefit resulting from the completion of the examination, including other adjustments, totaled approximately $21,000 during 2010.

In connection with tax examinations in Mexico for the years 2000 to 2005, the Company has received tax assessments totaling approximately $177,430, which includes interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of December 25, 2011, bonds totaling approximately $150,840 (at year-end 2011 exchange rates) have been provided to the Mexican government related to the 2000 through 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amount of the 2005 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2005.

The Company believes it is reasonably possible that certain tax examinations and statutes of limitations may be concluded and will expire within the next 12 months, and that unrecognized tax benefits, excluding potential interest and penalties, may decrease by up to approximately $3,100, substantially all of which would be recorded as a tax benefit in the statement of operations. In addition, approximately $600 of potential interest and penalties related to these amounts would also be recorded as a tax benefit in the consolidated statement of operations.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for indefinite reinvestment is approximately $1,391,000 at December 25, 2011. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $337,000.

(11)    Capital Stock

In May 2011 the Company’s Board of Directors authorized the repurchase of up to $500,000 in common stock after five previous authorizations dated May 2005, July 2006, August 2007, February 2008 and April 2010 with a cumulative authorized repurchase amount of $2,325,000 were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2011, the Company repurchased 10,461 shares at an average price of $40.42. The total cost of these repurchases, including transaction costs, was $423,008. At December 25, 2011, $227,269 remained under the current authorization.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments. At December 25, 2011 and December 26, 2010, these investments totaled $19,657 and $21,767, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $61, $1,218 and $1,019 on these investments in other (income) expense, net for the years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively, relating to the change in fair value of such investments.

At December 25, 2011 and December 26, 2010, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 25, 2011
Assets:
Available-for-sale securities	$19,669	12	19,657	—
Derivatives	29,500	—	25,776	3,724

Total assets	$49,169	12	45,433	3,724

Liabilities:
Derivatives	$1,908	—	1,908	—

December 26, 2010
Assets:
Available-for-sale securities	$21,791	24	21,767	—
Derivatives	38,092	—	28,937	9,155

Total assets	$59,883	24	50,704	9,155

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

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock that use significant unobservable inputs (Level 3):

	2011	2010
Balance at beginning of year	$9,155	6,808
(Loss) gain from change in fair value	(5,431)	2,347

Balance at end of year	$3,724	9,155

(13)    Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 18,471 shares of its common stock for issuance upon exercise of options and the grant of other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These options and other awards generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.

The Company on occasion will issue restricted stock or grant restricted stock units to certain key employees. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally between three and five years. During 2011, 2010 and 2009, the Company recognized compensation expense, net of forfeitures, on these awards of $1,761, $1,209 and $768, respectively. At December 26, 2011, the amount of total unrecognized compensation cost related to restricted stock units is $7,574 and the weighted average period over which this will be expensed is 48 months. Of the shares vested in 2011, the receipt of 58 shares has been deferred to the date upon which the recipient is no longer employed by the Company.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to Restricted Stock Awards and Restricted Stock Units for 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Outstanding at beginning of year	196	70	92
Granted	97	138	—
Forfeited	(3)	—	(2)
Vested	(58)	(12)	(20)

Outstanding at end of year	232	196	70

Weighted average grant-date fair value:
Granted	$39.81	41.93	—
Forfeited	$40.98	—	34.61
Vested	$34.61	27.96	21.36
Outstanding at end of year	$41.06	39.77	33.51

In 2011, 2010 and 2009, as part of its annual equity grant to executive officers and certain other employees, the Compensation Committee of the Company’s Board of Directors approved the issuance of contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2013, December 2012, and December 2011 for the 2011, 2010 and 2009 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. The ultimate amount of the award may vary, depending on actual results. Awards prior to 2010 may vary from 0% to 125% of the target number of shares. Awards for 2010 and 2011 may vary from 0% to 200% of the target number of shares. The Compensation Committee of the Company’s Board of Directors has discretionary power to reduce the amount of the award regardless of whether the stated targets are met.

Information with respect to Stock Performance Awards for 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Outstanding at beginning of year	1,878	1,639	1,830
Granted	456	883	631
Forfeited	(86)	(64)	(52)
Vested	(621)	(580)	(770)

Outstanding at end of year	1,627	1,878	1,639

Weighted average grant-date fair value:
Granted	$45.66	33.44	22.31
Forfeited	$32.53	26.75	26.53
Vested	$27.10	28.74	19.06
Outstanding at end of year	$33.52	28.61	26.22

Stock Performance Awards granted during 2011, 2010 and 2009 include 23, 80 and 116 shares related to the 2009, 2008 and 2007 awards, respectively, reflecting an increase in the ultimate amount of the awards issued or

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

expected to be issued based on the Company’s actual results during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance Awards granted during 2011, 2010 and 2009.

During 2011, 2010 and 2009, the Company recognized $(3,558), $17,144 and $15,361, respectively, of (income) expense relating to these awards. Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. In the fourth quarter of 2011, it was determined that it is no longer probable that the minimum targets will be met for certain Stock Performance Awards granted. As a result, all previously recognized expense totaling $16,332 related to these awards was reversed and there is no remaining unrecognized compensation cost related to these outstanding awards.

Total compensation expense related to stock options, restricted stock units and Stock Performance Awards for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 was $10,903, $31,952, and $28,547, respectively, and was recorded as follows:

	2011	2010	2009
Cost of sales	$51	349	462
Product development	556	2,576	2,205
Selling, distribution and administration	10,296	29,027	25,880

	10,903	31,952	28,547
Income tax benefit	3,637	10,658	9,293

	$7,266	21,294	19,254

Information with respect to stock options for the three years ended December 25, 2011 is as follows:

	2011	2010	2009
Outstanding at beginning of year	11,392	13,347	11,651
Granted	1,080	2,420	2,955
Exercised	(1,267)	(4,107)	(476)
Expired or forfeited	(201)	(268)	(783)

Outstanding at end of year	11,004	11,392	13,347

Exercisable at end of year	7,494	6,256	7,839

Weighted average exercise price:
Granted	$45.66	33.96	22.73
Exercised	$23.55	22.78	19.35
Expired or forfeited	$29.35	25.92	31.53
Outstanding at end of year	$27.75	25.61	23.23
Exercisable at end of year	$24.35	23.03	21.70

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

With respect to the 11,004 outstanding options and 7,494 options exercisable at December 25, 2011, the weighted average remaining contractual life of these options was 3.53 years and 2.72 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 25, 2011 was $70,422 and $61,585, respectively.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The weighted average fair value of options granted in fiscal 2011, 2010 and 2009 was $9.84, $7.24 and $5.16, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2011, 2010 and 2009:

	2011	2010	2009
Risk-free interest rate	1.64%	2.17%	1.87%
Expected dividend yield	2.63%	2.97%	3.52%
Expected volatility	30%	30%	36%
Expected option life	5 years	5 years	4 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2011, 2010 and 2009 were $26,308, $80,783 and $4,044, respectively.

At December 25, 2011, the amount of total unrecognized compensation cost related to stock options was $17,076 and the weighted average period over which this will be expensed is 24 months.

In 2011 and 2010, the Company granted awards to certain employees consisting of cash settled restricted stock units. Under these awards, the recipients are granted restricted stock units that vest over three years. At the end of the vesting period, the fair value of those units based on Hasbro’s stock price will be paid in cash to the recipient. The Company accounts for these awards as a liability and marks the vested portion of the award to market through the statement of operations. In 2011 and 2010, the Company recognized expense of $804 and $1,004, respectively related to these awards.

In 2011, 2010 and 2009, the Company granted 33, 36 and 60 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 27 shares from the 2011 grant, 30 shares from the 2010 grant and 51 shares from the 2009 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,560, $1,440 and $1,365 was recorded in selling, distribution and administration expense in 2011, 2010 and 2009, respectively.

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

Expenses related to the Company’s defined benefit pension and defined contribution plans for 2011, 2010 and 2009 were approximately $35,500, $34,900 and $41,100, respectively. Of these amounts, $28,500, $29,000 and $27,600, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.

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

At December 25, 2011, the measurement date, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $43,522 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $37,558. At December 26, 2010 the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $25,086 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $38,281.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 25, 2011 and December 26, 2010.

	Pension		Postretirement
	2011	2010	2011	2010
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$333,512	306,220	34,492	30,873
Service cost	1,729	2,018	685	609
Interest cost	16,852	17,014	1,764	1,795
Actuarial loss	14,845	28,197	314	2,903
Plan amendment	—	—	—	273
Benefits paid	(19,596)	(18,647)	(2,059)	(1,961)
Expenses paid	(1,187)	(1,290)	—	—

Projected benefit obligation — ending	$346,155	333,512	35,196	34,492

Accumulated benefit obligation — ending	$346,155	333,512	35,196	34,492

Change in Plan Assets
Fair value of plan assets — beginning	$270,145	250,378	—	—
Actual return on plan assets	11,914	36,321	—	—
Employer contribution	3,799	3,383	—	—
Benefits and settlements paid	(19,596)	(18,647)	—	—
Expenses paid	(1,187)	(1,290)	—	—

Fair value of plan assets — ending	$265,075	270,145	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(346,155)	(333,512)	(35,196)	(34,492)
Fair value of plan assets	265,075	270,145	—	—

Funded status	(81,080)	(63,367)	(35,196)	(34,492)
Unrecognized net loss	104,872	87,553	4,321	4,045
Unrecognized prior service cost	725	923	244	273

Net amount recognized	$24,517	25,109	(30,631)	(30,174)

Accrued liabilities	$(3,020)	(2,940)	(2,400)	(2,400)
Other liabilities	(78,060)	(60,427)	(32,796)	(32,092)
Accumulated other comprehensive earnings	105,597	88,476	4,565	4,318

Net amount recognized	$24,517	25,109	(30,631)	(30,174)

In fiscal 2012, the Company expects amortization of unrecognized net losses and unrecognized prior service cost related to its defined benefit pension plans of $6,165 and $193, respectively, to be included as a component of net periodic benefit cost. The Company expects amortization of unrecognized net losses and unrecognized prior service cost in 2012 related to its postretirement plan of $51 and $29, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year end pension and postretirement benefit obligations are as follows:

	2011	2010
Pension
Weighted average discount rate	4.96%	5.20%
Mortality table	RP-2000	RP-2000
Postretirement
Discount rate	5.17%	5.27%
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2020	2020

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset class and fair value hierarchy level (as described in note 12) as of December 25, 2011 and December 26, 2010 are as follows:

		Fair value measurements using:
	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2011:
Equity:
Large Cap	$12,500	12,500	—	—
Small Cap	18,900	18,900	—	—
International	29,200	—	29,200	—
Other	47,400	—	—	47,400
Fixed Income	120,900	—	114,200	6,700
Total Return Fund	28,900	—	28,900	—
Cash Equivalents	7,200	—	7,200	—

	$265,000	31,400	179,500	54,100

2010:
Equity:
Large Cap	$17,200	17,200	—	—
Small Cap	28,800	28,800	—	—
International	34,800	—	34,800	—
Other	47,900	—	—	47,900
Fixed Income	102,400	—	97,100	5,300
Total Return Fund	33,500	—	33,500	—
Cash Equivalents	5,500	—	5,500	—

	$270,100	46,000	170,900	53,200

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Level 1 assets consist of investments traded on active markets that are valued using published closing prices. The Plans’ Level 2 assets primarily consist of investments in common and collective trusts as well as other private investment funds that are valued using the net asset values provided by the trust or fund. Although these trusts and funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. The Company believes that these investments could be sold at amounts approximating the net asset values provided by the trust or fund. The Plans’ Level 3 assets consist of an investment in a hedge fund which is valued using the net asset value provided by the investment manager as well as an investment in a public-private investment fund which is also valued using the net asset value provided by the investment manager. The hedge fund contains investments in financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The public-private investment fund, which is included in fixed income investments above, invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. These securities are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset. The Company believes that the net asset value is the best information available for use in the fair value measurement of this fund. Of the activity in Level 3 assets for 2011 $3,400 relates to purchases of investments, $1,500 relates to capital distributions and $(1,000) relates to the unrealized loss on plan assets still held at December 25, 2011.

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

The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 7.25%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term obligations to employees. The Company’s asset allocation includes alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity and fixed income asset categories at December 25, 2011 and December 26, 2010. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

The Plans’ investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations of risk as related to investments in a single security, portfolio turnover and credit quality.

With the exception of the alternative investment strategies mentioned above, the Plans’ Investment Policy restricts the use of derivatives associated with leverage or speculation. In addition, the Investment Policy also restricts investments in securities issued by Hasbro, Inc. except through index-related strategies (e.g. an S&P 500 Index Fund) and/or commingled funds. In addition, unless specifically approved by the Investment Committee (which comprises members of management, established by the Board to manage and control pension plan assets), certain securities, strategies, and investments are ineligible for inclusion within the Plans.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

For 2011, 2010 and 2009, the Company measured the assets and obligations of the Plans as of the fiscal year-end. The following is a detail of the components of the net periodic benefit cost for the three years ended December 25, 2011.

	2011	2010	2009
Components of Net Periodic Cost
Pension
Service cost	$1,729	2,018	1,642
Interest cost	16,852	17,014	17,358
Expected return on assets	(19,012)	(19,503)	(18,982)
Amortization of prior service cost	198	198	266
Amortization of actuarial loss	4,624	4,026	4,495
Curtailment/settlement losses	—	—	3,957

Net periodic benefit cost	$4,391	3,753	8,736

Postretirement
Service cost	$685	609	627
Interest cost	1,764	1,795	1,903
Amortization of actuarial loss	67	—	12

Net periodic benefit cost	$2,516	2,404	2,542

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2011	2010	2009
Pension
Weighted average discount rate	5.20%	5.73%	6.20%
Long-term rate of return on plan assets	7.25%	8.00%	8.50%
Postretirement
Discount rate	5.27%	5.75%	6.02%
Health care cost trend rate assumed for next year	7.50%	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2016	2016

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 25, 2011 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 3%.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan for the next five years subsequent to 2011 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2012	$20,062	2,386
2013	20,160	2,137
2014	20,794	2,189
2015	21,399	2,192
2016	21,378	2,199
2017-2021	113,603	10,567

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 25, 2011 and December 26, 2010, the defined benefit plans had total projected benefit obligations of $82,904 and $76,900, respectively, and fair values of plan assets of $68,430 and $68,762, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $2,758, $2,333, and $4,903 in 2011, 2010 and 2009, respectively. In fiscal 2012, the Company expects amortization of $37 of prior service costs, $820 of unrecognized net losses and $(5) of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2011 and in the aggregate for the five years thereafter are as follows: 2012: $1,670; 2013: $1,810; 2014: $1,969; 2015: $2,241; 2016: $2,636; and 2017 through 2021: $16,252.

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

(15)    Leases

Hasbro occupies offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2011, 2010 and 2009 amounted to $47,437, $41,911 and $43,562, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2011 and in the aggregate thereafter are as follows: 2012: $39,868; 2013: $37,461; 2014: $30,803; 2015: $16,047; 2016: $9,131; and thereafter: $22,353.

All leases expire prior to the end of 2024. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2011.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(16)    Derivative Financial Instruments

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in 2012 and 2013.

At December 25, 2011 and December 26, 2010, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2011		2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$379,688	7,974	593,953	11,074
Intercompany royalty transactions	117,192	2,126	179,308	5,344
Other	29,517	(360)	17,047	533

Total	$526,397	9,740	790,308	16,951

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 25, 2011 and December 26, 2010 as follows:

	2011	2010
Prepaid expenses and other current assets
Unrealized gains	$11,965	24,710
Unrealized losses	(4,187)	(9,229)

Net unrealized gain	7,778	15,481

Other assets
Unrealized gains	2,113	4,403
Unrealized losses	(92)	(2,933)

Net unrealized gain	2,021	1,470

Total asset derivatives	$9,799	16,951

Accrued liabilities
Unrealized gains	$12	—
Unrealized losses	(50)	—

Net unrealized loss	(38)	—

Other liabilities
Unrealized gains	—	—
Unrealized losses	(21)	—

Net unrealized loss	(21)	—

Total liability derivatives	$(59)	—

During the years ended December 25, 2011, December 26, 2010 and December 27, 2009, the Company reclassified net (losses) gains from AOCE to net earnings of $(2,936), $17,780 and $21,240, respectively. Of the amount reclassified in 2011, 2010 and 2009, $(6,158), $13,249 and $17,173 were reclassified to cost of sales and $2,895, $4,663 and $4,785 were reclassified to royalty expense, respectively. In addition, $436 was reclassified to net revenues in 2011. Net losses of $(109), $(132) and $(718) were reclassified to earnings as a result of hedge ineffectiveness in 2011, 2010 and 2009, respectively. Other (income) expense for the year ended December 25, 2011 includes a loss of approximately $3,700 related to certain derivatives which no longer qualified for hedge accounting.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 25, 2011 and December 26, 2010, the total notional amount of the Company’s undesignated derivative instruments was $218,122 and $89,191, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 25, 2011 and December 26, 2010, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheets as follows:

	2011	2010
Prepaid expenses and other current assets
Unrealized gains	$—	27
Unrealized losses	—	(827)

Net unrealized loss	$—	(800)

Accrued liabilities
Unrealized gains	$41	—
Unrealized losses	(786)	—

Net unrealized loss	(745)	—

Other liabilities
Unrealized gains	—	—
Unrealized losses	(1,104)	—

Net unrealized loss	(1,104)	—

Total unrealized loss, net	$(1,849)	(800)

The Company recorded net gains of $9,098, $4,827, and $6,580 on these instruments to other (income) expense, net for 2011, 2010 and 2009, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.

For additional information related to the Company’s derivative financial instruments see notes 2, 9 and 12.

(17)    Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $174,082 and $179,592 at December 25, 2011 and December 26, 2010, respectively. Included in the amounts for 2011 and 2010 were $150,840 and $114,890, respectively, of bonds related to tax assessments in Mexico. See note 10 for additional discussion.

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 25, 2011, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2012: $40,314; 2013: $93,173; 2014: $14,775; 2015: $14,775; 2016: $14,375; and thereafter: $57,500. At December 25, 2011, the Company had $134,730 of prepaid royalties, $16,788 of which are included in prepaid expenses and other current assets and $117,942 of which are included in other assets.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $140,000 that are not included in the amounts above that may be payable during the next seven years contingent upon the quantity and types of theatrical movie releases by the licensor.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $129,800 and may range from approximately $6,400 to $7,700 per year during the period 2012 to 2016, and approximately $94,400 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

At December 25, 2011, the Company had approximately $344,370 in outstanding inventory and tooling purchase commitments.

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

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon foreign exchange rates fixed at the beginning of the year, with adjustments to actual foreign exchange rates included in Corporate and eliminations. The accounting policies of the segments are the same as those referenced in note 1.

Results shown for fiscal years 2011, 2010 and 2009 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2011
U.S. and Canada	$2,253,458	16,259	278,356	24,389	1,199	5,225,099
International	1,861,901	201	270,578	21,348	4,296	2,062,928
Entertainment and Licensing	162,233	883	42,784	13,822	3,365	1,022,008
Global Operations(a)	7,997	1,628,852	(7,948)	77,883	70,956	1,974,951
Corporate and eliminations(b)	—	(1,646,195)	10,211	23,026	19,586	(6,154,212)

Consolidated Total	$4,285,589	—	593,981	160,468	99,402	4,130,774

2010
U.S. and Canada	$2,299,547	16,124	349,594	25,508	1,473	4,571,597
International	1,559,927	69	209,704	20,378	5,554	1,672,326
Entertainment and Licensing	136,488	—	43,234	11,047	8,888	861,971
Global Operations(a)	6,199	1,727,133	18,741	64,123	75,015	1,542,896
Corporate and eliminations(b)	—	(1,743,326)	(33,414)	25,274	21,667	(4,555,564)

Consolidated Total	$4,002,161	—	587,859	146,330	112,597	4,093,226

2009
U.S. and Canada	$2,447,943	10,502	380,580	52,161	2,060	3,901,598
International	1,459,476	165	162,159	28,201	4,339	1,519,542
Entertainment and Licensing	155,013	—	65,572	16,656	1,002	711,631
Global Operations(a)	5,515	1,503,622	9,172	69,764	67,661	1,012,597
Corporate and eliminations(b)	—	(1,514,289)	(28,885)	14,181	29,067	(3,248,476)

Consolidated Total	$4,067,947	—	588,598	180,963	104,129	3,896,892

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.
(b)	Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. In accordance with accounting standards related to impairment testing, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in the Corporate segment.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 25, 2011.

	2011	2010	2009
Europe	$1,254,427	1,057,937	1,032,096
Latin America/Mexico	334,887	281,835	226,532
Asia Pacific	272,587	220,155	200,848

Net revenues	$1,861,901	1,559,927	1,459,476

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 25, 2011.

	2011	2010	2009
Boys	$1,821,544	1,344,899	1,452,444
Games and puzzles	1,166,977	1,293,772	1,340,886
Girls	741,394	830,383	790,817
Preschool	552,979	532,483	469,932
Other	2,695	624	13,868

Net revenues	$4,285,589	4,002,161	4,067,947

During 2011, revenues from TRANSFORMERS and BEYBLADE products accounted for 11.3% and 11.1% of consolidated net revenues, respectively. During 2010, revenues from NERF products accounted for 10.3% of consolidated net revenues. During 2009, revenues from TRANSFORMERS products accounted for 14.5% of consolidated net revenues. No other individual product lines accounted for 10% or more of consolidated net revenues in 2011, 2010 or 2009.

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2011	2010	2009
Net revenues
United States	$2,155,038	2,173,266	2,363,559
International	2,130,551	1,828,895	1,704,388

	$4,285,589	4,002,161	4,067,947

Long-lived assets
United States	$974,037	1,014,149	1,059,304
International	186,069	194,841	191,900

	$1,160,106	1,208,990	1,251,204

Principal international markets include Europe, Canada, Mexico and Latin America, Australia, and Hong Kong.

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, amounted to 20%, 11% and 10%, respectively, of consolidated revenues during 2011, 23%, 11% and 12%, respectively, of consolidated net revenues during 2010 and 25%, 11% and 13%, respectively during 2009. These net revenues were primarily within the U.S. and Canada segment.

Hasbro purchases certain components used in its manufacturing process and certain finished products from manufacturers in the Far East. The Company’s reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company’s operations would be disrupted, potentially for a significant period of time, while alternative sources of product were secured. The imposition of trade sanctions, quotas or other protectionist measures by the United States or the European Union against a class of products imported by Hasbro from, or the loss of “normal trade relations” status with, China could significantly increase the cost of the Company’s products imported into the United States or Europe.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(19)    Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2011
Net revenues	$671,986	908,454	1,375,811	1,329,338	4,285,589
Operating profit	48,923	80,407	248,072	216,579	593,981
Earnings before income taxes	22,838	52,954	221,457	189,144	486,393
Net earnings	17,196	58,051	170,990	139,130	385,367

Per common share
Net earnings
Basic	$0.12	0.43	1.29	1.08	2.88
Diluted	0.12	0.42	1.27	1.06	2.82
Market price
High	$48.70	48.43	46.01	39.20	48.70
Low	42.54	42.63	33.21	31.36	31.36
Cash dividends declared	$0.30	0.30	0.30	0.30	1.20

	Quarter
	First	Second	Third	Fourth	Full Year
2010
Net revenues	$672,371	737,791	1,313,302	1,278,697	4,002,161
Operating profit	69,327	79,726	237,757	201,049	587,859
Earnings before income taxes	54,230	61,037	219,073	173,380	507,720
Net earnings	58,943	43,631	155,164	140,014	397,752

Per common share
Net earnings
Basic	$0.43	0.30	1.12	1.02	2.86
Diluted	0.40	0.29	1.09	0.99	2.74
Market price
High	$38.82	43.71	45.55	50.17	50.17
Low	30.20	36.50	37.65	44.22	30.20
Cash dividends declared	$0.25	0.25	0.25	0.25	1.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 25, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 25, 2011. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework”. Based on this assessment, Hasbro’s management concluded that, as of December 25, 2011, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Providence, Rhode Island

February 22, 2012

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 25, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item with respect to executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

Item 11.	Executive Compensation.

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 25, 2011 and December 26, 2010

Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity for the Three Fiscal Years Ended in December 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule For the Three Fiscal Years Ended in December 2011, 2010, and 2009:

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

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
10.	Material Contracts
	(a)	Revolving Credit Agreement, dated as of December 16, 2010, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2010, File No. 1-6682.)
	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)

Exhibit
	(d)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(e)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(f)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(g)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(h)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(i)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(j)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(k)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(l)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(m)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(n)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

Exhibit
	(o)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(p)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(q)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(r)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(s)	Form of Employment Agreement between the Company and two Company executives (Brian Goldner and David D.R. Hargreaves). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(t)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(u)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(v)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(w)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(x)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(y)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(z)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(aa)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(bb)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

Exhibit
	(cc)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(dd)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(ee)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ff)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(gg)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(hh)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(ii)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(jj)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(kk)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(ll)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for its 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(mm)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2011, File No. 1-6682.)
	(nn)	Form of Premium-Priced Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(oo)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2011, File No. 1-6682.)
	(pp)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2011, File No. 1-6682.)

Exhibit
	(qq)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(rr)	Hasbro, Inc. 2011 Performance Rewards Program. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2011, File No. 1-6682.)
	(ss)	Amended and Restated Employment Agreement, dated March 26, 2010, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 30, 2010, File No. 1-6682.)
	(tt)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(uu)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
	(vv)	Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ww)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
	(xx)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
	(yy)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
	(zz)	Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
	(aaa)	Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(bbb)	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2011, File No. 1-6682.)
	(ccc)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)
12.	Statement re computation of ratios.
21.	Subsidiaries of the registrant.
23.	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

Under date of February 22, 2012, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2011, which are included in the Form 10-K for the fiscal year ended December 25, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Providence, Rhode Island

February 22, 2012

HASBRO, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Fiscal Years Ended in December

(Thousands of Dollars)

	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other(a)	Balance at End of Year
Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2011	$31,200	(200)	—	(7,300)	$23,700

2010	$32,800	3,500	—	(5,100)	$31,200

2009	$32,400	3,970	—	(3,570)	$32,800

(a)	Includes write-offs, recoveries of previous write-offs, and translation adjustments. Write-offs and other in 2011 and 2010 include the write-off of older accounts receivable balances that had been fully reserved for in previous years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.

(Registrant)

By:	/s/ Brian D. Goldner	Date: February 22, 2012
Brian D. Goldner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred J. Verrecchia	Chairman of the Board	February 22, 2012
Alfred J. Verrecchia

/s/ Brian D. Goldner Brian D. Goldner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2012

/s/ Deborah M. Thomas Deborah M. Thomas	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2012

/s/ Basil L. Anderson	Director	February 22, 2012
Basil L. Anderson

/s/ Alan R. Batkin	Director	February 22, 2012
Alan R. Batkin

/s/ Frank J. Biondi, Jr.	Director	February 22, 2012
Frank J. Biondi, Jr.

/s/ Kenneth A. Bronfin	Director	February 22, 2012
Kenneth A. Bronfin

/s/ John M. Connors, Jr.	Director	February 22, 2012
John M. Connors, Jr.

/s/ Michael W.O. Garrett	Director	February 22, 2012
Michael W.O. Garrett

/s/ Lisa Gersh	Director	February 22, 2012
Lisa Gersh

/s/ Jack M. Greenberg	Director	February 22, 2012
Jack M. Greenberg

/s/ Alan G. Hassenfeld	Director	February 22, 2012
Alan G. Hassenfeld

Signature	Title	Date

/s/ Tracy A. Leinbach	Director	February 22, 2012
Tracy A. Leinbach

/s/ Edward M. Philip	Director	February 22, 2012
Edward M. Philip

HASBRO, INC.

Annual Report on Form 10-K

for the Year Ended December 25, 2011

Exhibit Index

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
10.	Material Contracts
	(a)	Revolving Credit Agreement, dated as of December 16, 2010, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2010, File No. 1-6682.)

Exhibit
	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(d)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(e)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(f)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(g)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(h)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(i)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)
	(j)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(k)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(l)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(m)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)

Exhibit
	(n)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(o)	1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 1996, File No. 1-6682.)
	(p)	First Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1999, File No. 1-6682.)
	(q)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(r)	Third Amendment to the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(s)	Form of Employment Agreement between the Company and two Company executives (Brian Goldner and David D.R. Hargreaves). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(t)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(u)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(v)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(w)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(x)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(y)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(z)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(aa)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(bb)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

Exhibit
	(cc)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(dd)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(ee)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ff)	Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1994 Annual Meeting of Shareholders, File No. 1-6682.)
	(gg)	First Amendment to the 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(hh)	Form of Stock Option Agreement for Non-Employee Directors under the Hasbro, Inc. 1994 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 1994, File No. 1-6682.)
	(ii)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(jj)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(kk)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(ll)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for its 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(mm)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2011, File No. 1-6682.)
	(nn)	Form of Premium-Priced Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(oo)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2011, File No. 1-6682.)
	(pp)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2011, File No. 1-6682.)
	(qq)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)

Exhibit
	(rr)	Hasbro, Inc. 2011 Performance Rewards Program. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2011, File No. 1-6682.)
	(ss)	Amended and Restated Employment Agreement, dated March 26, 2010, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 30, 2010, File No. 1-6682.)
	(tt)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(uu)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)
	(vv)	Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(ww)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
	(xx)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
	(yy)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
	(zz)	Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
	(aaa)	Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(bbb)	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2011, File No. 1-6682.)
	(ccc)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)
12.	Statement re computation of ratios.
21.	Subsidiaries of the registrant.
23.	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

Exhibit
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.