Form 10-Q
period 2012-04-01
HASBRO INC
filed 2012-05-10
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 20, 2012 was 129,673,478.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	April 1,	March 27,	Dec. 25,
Assets	2012	2011	2011
	---------	---------	---------
Current assets
Cash and cash equivalents	$883,824	927,422	641,688
Accounts receivable, less allowance
for doubtful accounts of $24,800, $33,300,
and $23,700	456,580	558,980	1,034,580
Inventories	396,981	401,309	333,993
Prepaid expenses and other current assets	281,517	173,070	243,431
	--------------	--------------	--------------
Total current assets	2,018,902	2,060,781	2,253,692

Property, plant and equipment, less accumulated
depreciation of $466,200, $437,900, and
$453,700	222,821	238,403	218,021
	--------------	--------------	--------------

Other assets
Goodwill	474,992	475,343	474,792
Other intangibles, less accumulated amortization
of $626,800, $586,700 and $622,500	456,639	489,910	467,293
Other	723,783	675,904	716,976
	--------------	--------------	--------------
Total other assets	1,655,414	1,641,157	1,659,061
	--------------	--------------	--------------

Total assets	$3,897,137	3,940,341	4,130,774
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	April 1,	March 27,	Dec. 25,
Liabilities and Shareholders' Equity	2012	2011	2011
	---------	---------	---------
Current liabilities
Short-term borrowings	$171,177	37,923	180,430
Accounts payable	129,518	142,876	134,864
Accrued liabilities	425,182	445,733	627,050
	--------------	--------------	--------------
Total current liabilities	725,877	626,532	942,344

Long-term debt	1,400,942	1,396,695	1,400,872
Other liabilities	372,925	386,126	370,043
	--------------	--------------	--------------
Total liabilities	2,499,744	2,409,353	2,713,259
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	630,062	624,666	630,044
Retained earnings	3,156,152	2,954,517	3,205,420
Accumulated other comprehensive loss	(24,230)	(1,763)	(35,943)
Treasury stock, at cost; 80,016,477 shares at
April 1, 2012; 72,890,160 shares at
March 27, 2011 and 81,061,373 at
December 25, 2011	(2,469,438)	(2,151,279)	(2,486,853)
	--------------	--------------	--------------
Total shareholders' equity	1,397,393	1,530,988	1,417,515
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$3,897,137	3,940,341	4,130,774
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)
	Quarter Ended
	-------------------------------------------
	April 1, 2012	March 27, 2011
	----------------	----------------
Net revenues	$ 648,850	671,986
Costs and expenses
Cost of sales	257,036	267,246
Royalties	52,434	43,226
Product development	44,926	45,818
Advertising	65,045	66,537
Amortization of intangibles	10,655	10,696
Program production cost amortization	3,138	3,117
Selling, distribution and administration	199,890	186,423
	------------	------------
Total costs and expenses	633,124	623,063
	------------	------------
Operating profit	15,726	48,923
	------------	------------
Nonoperating (income) expense
Interest expense	23,112	21,375
Interest income	(2,475)	(1,412)
Other (income) expense, net	(45)	6,122
	------------	------------
Total nonoperating expense, net	20,592	26,085
	------------	------------
Earnings (loss) before income taxes	(4,866)	22,838

Income tax (benefit) expense	(2,287)	5,642
	------------	------------
Net earnings (loss)	$ (2,579)	17,196
	=======	=======

Net earnings (loss) per common share
Basic	$ (0.02)	0.12
	=======	=======
Diluted	$ (0.02)	0.12
	=======	=======
Cash dividends declared per common share	$ 0.36	0.30
	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	----------------------------------
	April 1, 2012	March 27, 2011
	-------------	-------------
Net earnings (loss)	$ (2,579)	17,196
	-------------	-------------
Other comprehensive earnings (loss):
Foreign currency translation adjustments	22,266	28,669
Net losses on cash flow hedging activities, net of tax	(9,289)	(37,008)
Reclassifications to earnings (loss), net of tax:
Net gains on cash flow hedging activities	(1,264)	(1,573)
	-------------	-------------
Total other comprehensive earnings (loss), net of tax	11,713	(9,912)
	-------------	-------------
Total comprehensive earnings	$ 9,134	7,284
	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Quarter Ended
	--------------------------------------
	April 1, 2012	March 27, 2011
	-------------------	-------------------
Cash flows from operating activities
Net earnings (loss)	$ (2,579)	17,196
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation of plant and equipment	19,308	20,322
Amortization of intangibles	10,655	10,696
Program production cost amortization	3,138	3,117
Deferred income taxes	1,411	(584)
Stock-based compensation	5,089	7,384
Change in operating assets and liabilities:
Decrease in accounts receivable	594,963	419,622
Increase in inventories	(57,954)	(28,022)
Increase in prepaid expenses and other current assets	(45,766)	(11,024)
Program production costs	(13,973)	(16,613)
Decrease in accounts payable and accrued liabilities	(231,554)	(152,626)
Other operating activities	2,000	7,026
	------------	--------------
Net cash provided by operating activities	284,738	276,494
	------------	--------------
Cash flows from investing activities
Additions to property, plant and equipment	(23,034)	(22,396)
Other investing activities	6,673	(2,037)
	------------	--------------
Net cash utilized by investing activities	(16,361)	(24,433)
	------------	--------------
Cash flows from financing activities
Net (repayments) proceeds from short-term borrowings	(10,137)	23,622
Purchases of common stock	(4,644)	(58,320)
Stock option transactions	16,575	9,732
Excess tax benefits from stock-based compensation	6,354	1,868
Dividends paid	(38,593)	(34,297)
	------------	--------------
Net cash utilized by financing activities	(30,445)	(57,395)
	------------	--------------
Effect of exchange rate changes on cash	4,204	4,960
	------------	--------------
Increase in cash and cash equivalents	242,136	199,626
Cash and cash equivalents at beginning of year	641,688	727,796
	------------	--------------
Cash and cash equivalents at end of period	$ 883,824	927,422
	======	=======

Supplemental information
Cash paid during the period for:
Interest	$ 32,569	31,223
Income taxes	$ 29,899	3,921

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1)   Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of April 1, 2012 and March 27, 2011, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarter ended April 1, 2012 is a 14-week period while the quarter ended March 27, 2011 is a 13-week period.

The results of operations for the quarter ended April 1, 2012 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2011 period representative of those actually experienced for the full year 2011.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the year ended December 25, 2011 in its Annual Report on Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

Substantially all of the Company's inventories consist of finished goods.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2)   Earnings (Loss) Per Share

Net earnings (loss) per share data for the fiscal quarters ended April 1, 2012 and March 27, 2011 were computed as follows:

	2012		2011
	-----------------		-----------------
	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings (loss)	$ (2,579)	(2,579)	17,196	17,196
	=======	=======	=======	=======

Average shares outstanding	129,569	129,569	137,645	137,645
Effect of dilutive securities:
Options and other share-based awards	-	-	-	3,308
	------------	------------	------------	------------
Equivalent shares	129,569	129,569	137,645	140,953
	=======	=======	=======	=======

Net earnings (loss) per common share	$ (0.02)	(0.02)	0.12	0.12
	=======	=======	=======	=======

Restricted stock-based awards and options to acquire shares totaling 12,011 at April 1, 2012 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of this amount, 8,469 would have been included in the calculation of diluted shares had the Company not had a net loss in the first quarter of 2012. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 1,991 shares being included in the diluted earnings per share calculation for the quarter ended April 1, 2012.

At March 27, 2011, options to acquire shares totaling 1,173 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings are presented within the consolidated statements of comprehensive earnings. The related tax benefits of losses on cash flow hedging activities within other comprehensive earnings were $1,340 and $5,621 for the quarters ended April 1, 2012 and March 27, 2011, respectively.  The income tax benefits related to reclassification adjustments for net losses on cash flow hedging activities from other comprehensive earnings were $143 and $271 for the quarters ended April 1, 2012 and March 27, 2011, respectively.

At April 1, 2012, the Company had remaining deferred losses on hedging instruments, net of tax, of $472, in accumulated other comprehensive earnings (loss) (“AOCE”). These instruments hedge certain anticipated inventory purchases and other cross-border transactions through 2013. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of the related sales, royalties and expenses. Of the net deferred losses included in AOCE at April 1, 2012, the Company expects approximately $57 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

Changes in the components of accumulated other comprehensive earnings (loss) for the quarters ended April 1, 2012 and March 27, 2011 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2012	-------------	----------------	----------------	----------------
Balance at Dec. 25, 2011	$ (86,822)	10,081	40,798	(35,943)
Current period other comprehensive earnings (loss)	-	(10,553)	22,266	11,713
	------------	------------	------------	------------
Balance at April 1, 2012	$ (86,822)	(472)	63,064	(24,230)
	=======	=======	=======	=======
2011
Balance at Dec. 26, 2010	$ (69,925)	15,432	62,642	8,149
Current period other comprehensive earnings (loss)	-	(38,581)	28,669	(9,912)
	------------	------------	------------	------------
Balance at March 27, 2011	$ (69,925)	(23,149)	91,311	(1,763)
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4) Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At April 1, 2012, March 27, 2011 and December 25, 2011, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at April 1, 2012, March 27, 2011 and December 25, 2011 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of April 1, 2012, March 27, 2011 and December 25, 2011 are as follows:

	April 1, 2012		March 27, 2011		Dec. 25, 2011
	--------------------		--------------------		----------------------------
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	-------	------	-------	------	-------	------
6.35% Notes Due 2040	$ 500,000	535,950	500,000	498,800	500,000	540,850
6.125% Notes Due 2014	441,047	461,678	436,800	465,545	440,977	462,868
6.30% Notes Due 2017	350,000	400,260	350,000	386,295	350,000	400,400
6.60% Debentures Due 2028	109,895	118,148	109,895	113,115	109,895	120,148
	-------------	-----------	-------------	-----------	-------------	-----------
Total long-term debt	$1,400,942	1,516,036	1,396,695	1,463,755	1,400,872	1,524,266
	=======	=======	=======	=======	=======	=======

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $16,047, $11,800, and $15,977 at April 1, 2012, March 27, 2011 and December 25, 2011, respectively, related to interest rate swaps.  All other carrying costs represent principal amounts.  Total principal amount of long-term debt at April 1, 2012, March 27, 2011 and December 25, 2011 was $1,384,895.

The fair values of the Company’s long-term debt are considered Level 3 fair values (see footnote 6 for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.

The Company is party to a series of interest rate swap agreements which effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014 which match the maturity date of the related notes. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

change in the fair value of the associated debt. At April 1, 2012, March 27, 2011 and December 25, 2011, the fair values of these contracts were $16,047, $11,800, and $15,977, respectively, which are recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded a gain of $70 and a loss of $986 on these instruments in other (income) expense, net for the quarters ended April 1, 2012 and March 27, 2011, respectively, relating to the change in fair value of such derivatives, wholly offsetting losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

(5) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2008. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2006. The U.S. Internal Revenue Service has commenced an examination related to the 2008 and 2009 U.S. federal income tax returns. The Company is also under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

In connection with the Mexican tax examinations for the years 2000 to 2005, the Company has received tax assessments totaling approximately $196,860 (at April 1, 2012 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending.  In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of April 1, 2012, bonds totaling approximately $166,190 (at April 1, 2012 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amount of the 2005 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2005.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At April 1, 2012, March 27, 2011 and December 25, 2011, these investments totaled $20,190, $21,359, and $19,657, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains of $1,096 and $157 on these investments in other (income) expense, net for the quarters ended April 1, 2012 and March 27, 2011, respectively, related to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At April 1, 2012, March 27, 2011 and December 25, 2011, the Company had the following assets measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
April 1, 2012
---------------------
Assets:
Available-for-sale securities	$ 20,202	12	20,190	-
Derivatives	22,345	-	17,826	4,519
	--------	-------	---------	-------
Total assets	$ 42,547	12	38,016	4,519
	=====	====	======	====

Liabilities:
Derivatives	$ 6,054	-	6,054	-
	=====	====	======	====
March 27, 2011
---------------------
Assets:
Available-for-sale securities	$ 21,387	28	21,359	-
Derivatives	22,872	-	14,258	8,614
	--------	-------	---------	-------
Total assets	$ 44,259	28	35,617	8,614
	=====	====	======	====

Liabilities:
Derivatives	$ 33,599	-	33,599	-
	=====	====	======	====
December 25, 2011
---------------------
Assets:
Available-for-sale securities	$ 19,669	12	19,657	-
Derivatives	29,500	-	25,776	3,724
	--------	-------	---------	-------
Total assets	$ 49,169	12	45,433	3,724
	=====	====	======	====

Liabilities:
Derivatives	$ 1,908	-	1,908	-
	=====	====	======	====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s derivatives also include interest rate swaps used to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The fair values of the interest rate swaps are measured based on the present value of future cash flows using the swap curve as of the valuation date. The remaining derivative instruments consist of warrants to purchase common stock of an unrelated company. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2012.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock of an unrelated company that use significant unobservable inputs (Level 3):

	2012	2011
	-----------	-----------
Balance at beginning of year	$ 3,724	9,155
Gain (loss) from change in fair value	795	(541)
	--------	--------
Balance at end of first quarter	$ 4,519	8,614
	=====	=====

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended April 1, 2012 and March 27, 2011 are as follows:

	Pension		Postretirement
	------------------		------------------
	2012	2011	2012	2011
	-------	-------	-------	-------
Service cost	$ 1,198	1,079	184	171
Interest cost	5,494	5,223	440	440
Expected return on assets	(5,671)	(6,249)	-	-
Net amortization and deferrals	1,908	1,295	20	18
	--------	--------	--------	--------
Net periodic benefit cost	$ 2,929	1,348	644	629
	=====	=====	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In the first quarter of fiscal 2012, the Company made cash contributions to its defined benefit pension plans of approximately $2,100 in the aggregate. The Company expects to contribute approximately $3,700 during the remainder of fiscal 2012.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At April 1, 2012, March 27, 2011 and December 25, 2011, the notional amounts and fair values representing the unrealized gains (losses) of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	April 1, 2012		March 27, 2011		Dec. 25, 2011
	---------------		---------------		---------------
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
----------------------------	--------------	----------	-------------	----------	-----------	----------
Inventory purchases	$ 425,153	(1,920)	598,637	(25,697)	379,688	7,974
Intercompany royalty transactions	137,065	(971)	173,760	(6,144)	117,192	2,126
Sales	62,725	(229)	-	-	-	-
Other	25,267	75	11,123	711	29,517	(360)
	------------	----------	------------	----------	-----------	----------
Total	$ 650,210	(3,045)	783,520	(31,130)	526,397	9,740
	=======	======	=======	======	======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at April 1, 2012, March 27, 2011 and December 25, 2011 as follows:

	April 1, 2012	Mar. 27, 2011	Dec. 25, 2011
	-------------------	-------------------	-------------------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ 2,720	3,977	11,965
Unrealized losses	(948)	(1,519)	(4,187)
	------------	------------	------------
Net unrealized gain	1,772	2,458	7,778
	------------	------------	------------
Other assets
---------------------
Unrealized gains	7	-	2,113
Unrealized losses	-	-	(92)
	------------	------------	------------
Net unrealized gain	7	-	2,021
	------------	------------	------------
Total asset derivatives	$ 1,779	2,458	9,799
	=======	=======	=======
Accrued liabilities
---------------------------
Unrealized gains	$ 2,981	7,981	12
Unrealized losses	(6,956)	(19,992)	(50)
	------------	------------	------------
Net unrealized loss	(3,975)	(12,011)	(38)
	------------	------------	------------
Other liabilities
---------------------
Unrealized gains	-	17	-
Unrealized losses	(849)	(21,594)	(21)
	------------	------------	------------
Net unrealized loss	(849)	(21,577)	(21)
	------------	------------	------------
Total liability derivatives	$ (4,824)	(33,588)	(59)
	=======	=======	=======

During the quarters ended April 1, 2012 and March 27, 2011, the Company reclassified net gains from other comprehensive earnings to net earnings of $1,407 and $1,846, respectively. Of the amount reclassified during the quarter ended April 1, 2012, $1,266 was reclassified to cost of sales, $142 was reclassified to royalty expense and $1 was reclassified to net revenues. Of the amount reclassified during the quarter ended March 27, 2011, $1,024 and $822 were reclassified to cost of sales and royalty expense, respectively. In addition, net losses of $(2)

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

were reclassified to earnings as a result of hedge ineffectiveness for the quarter ended April 1, 2012.  There was no hedge ineffectiveness for the first quarter of 2011.

In the first quarter of 2011, the Company recognized a loss of approximately $3,700 in other (income) expense related to certain derivatives which no longer qualified for hedge accounting.

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At April 1, 2012, March 27, 2011 and December 25, 2011, the total notional amounts of the Company’s undesignated derivative instruments were $39,299, $24,573 and $218,122, respectively.

At April 1, 2012, March 27, 2011 and December 25, 2011, the fair values of the Company’s undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	Apr. 1, 2012	Mar. 27, 2011	Dec. 25, 2011
	---------	---------	---------
Accrued liabilities --------------------------
Unrealized gains	$ 42	80	41
Unrealized losses	(124)	(91)	(786)
	--------	--------	---------
Net unrealized loss	(82)	(11)	(745)
	---------	---------	----------
Other liabilities ---------------------
Unrealized gains	-	-	-
Unrealized losses	(1,148)	-	(1,104)
	---------	---------	----------
Net unrealized loss	(1,148)	-	(1,104)
	---------	---------	----------
Total unrealized loss, net	$ (1,230)	(11)	(1,849)
	=====	=====	=====

The Company recorded a net loss (gain) of $2,114 and $(1,698) on these instruments to other (income) expense, net for the quarters ended April 1, 2012 and March 27, 2011, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For additional information related to the Company’s derivative financial instruments see Notes 4 and 6.

(9) Segment Reporting

Hasbro is a worldwide leader in children’s and family leisure time products with a broad portfolio of brands and entertainment properties. The Company earns revenue and generates cash primarily through the sale of a broad variety of toy and game products, distribution of television programming based on the Company’s properties, and through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third-parties. The Company’s segments are (i) U.S. and Canada; (ii) International; (iii) Entertainment and Licensing; and (iv) Global Operations.

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

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2012, nor were those of the comparable 2011 periods representative of those actually experienced for the full year 2011. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarters ended April 1, 2012 and March 27, 2011 are as follows.

	2012		2011
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$328,985	968	391,152	3,525
International	289,729	149	254,332	83
Entertainment and Licensing	29,336	1,317	24,641	429
Global Operations (a)	800	257,699	1,861	251,855
Corporate and Eliminations	-	(260,133)	-	(255,892)
	------------	------------	------------	------------
	$648,850	-	671,986	-
	=======	=======	=======	=======

	2012	2011
	---------------------	---------------------
Operating profit (loss)
U.S. and Canada	$ 14,411	41,012
International	(5,084)	(1,733)
Entertainment and Licensing	7,738	5,431
Global Operations (a)	(12,733)	(7,209)
Corporate and Eliminations (b)	11,394	11,422
	----------	----------
	$ 15,726	48,923
	======	======

Total assets	April 1, 2012 -------------	March 27, 2011 -------------	Dec. 25, 2011 -------------
U.S. and Canada	$5,293,907	4,579,394	5,225,099
International	1,747,307	1,539,115	2,062,928
Entertainment and Licensing	1,069,369	905,640	1,022,008
Global Operations	2,065,881	1,573,368	1,974,951
Corporate and Eliminations (b)	(6,279,327)	(4,657,176)	(6,154,212)
	--------------	--------------	--------------
	$3,897,137	3,940,341	4,130,774
	========	========	========

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

The following table represents consolidated International segment net revenues by major geographic region for the quarters ended April 1, 2012 and March 27, 2011.

	2012	2011
	-------	-------
Europe	$ 208,113	184,898
Latin America	38,969	31,698
Asia Pacific	42,647	37,736
	--------------	--------------
Net revenues	$ 289,729	254,332
	========	========

The following table presents consolidated net revenues by class of principal products for the quarters ended April 1, 2012 and March 27, 2011.

	2012	2011
	----------	---------
Boys	$ 302,759	290,232
Games	181,916	200,352
Girls	93,236	113,156
Preschool	69,939	68,236
Other	1,000	10
	------------	------------
Net revenues	$ 648,850	671,986
	=======	=======

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

EXECUTIVE SUMMARY

----------------------------------

Hasbro, Inc. (“Hasbro” or the “Company”) is a worldwide leader in branded entertainment and play for children and families. With a consumer focus, Hasbro applies its brand blueprint to its broad portfolio of properties. The brand blueprint revolves around objectives of continuously re-imagining, re-inventing, and re-igniting the Company’s existing brands, imagining, inventing and igniting new brands and offering consumers with the ability to experience the Company’s brands in all areas of their lives.

To accomplish these objectives, the Company offers consumers the ability to experience its branded play through innovative toys and games, digital media, lifestyle licensing and publishing and entertainment, including television programming and motion pictures. The Company’s focus remains on growing core owned and controlled brands, developing new and innovative products which respond to market insights, offering entertainment experiences which allow consumers to experience the Company’s brands across multiple forms and formats and optimizing efficiencies within the Company to increase operating margins and maintain a strong balance sheet.

The Company earns revenue and generates cash primarily through the sale of a broad variety of toy and game products, distribution of television programming based on the Company’s properties and through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third-parties. The Company’s core brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. The Company’s core brands include TRANSFORMERS, NERF, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, FURREAL FRIENDS, MAGIC: THE GATHERING, PLAY-DOH, PLAYSKOOL, MILTON BRADLEY, PARKER BROTHERS and G.I. JOE. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first quarter of 2012 the Company had strong revenues from many core brands, namely MAGIC:

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

THE GATHERING, NERF, TRANSFORMERS, LITTLEST PET SHOP, SUPER SOAKER, PLAY-DOH and FURREAL FRIENDS.

The Company’s innovative product offerings encompass a broad variety of toys including boy’s action figures, vehicles and play sets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include board, card, electronic, trading card and role-playing games.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including SPIDER-MAN and IRON MAN; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. The third quarter of 2011 commenced the first period of significant sales under the Company’s license with Sesame Workshop. In 2011, the Company had sales of MARVEL products, including sales of products related to the Marvel movie releases of THOR and CAPTAIN AMERICA: THE FIRST AVENGER. During 2012 the Company’s offerings include products related to two expected theatrical motion picture releases based on MARVEL properties, THE AMAZING SPIDER-MAN and THE AVENGERS, as well as the 3D theatrical re-release of the STAR WARS-branded STAR WARS: EPISODE 1 – THE PHANTOM MENACE. The Company also had significant sales of BEYBLADE products in 2011 and although these sales are expected to decline in 2012, BEYBLADE products are anticipated to continue to provide a high level of sales in 2012. In addition to offering products based on licensed entertainment properties, the Company offers products which are licensed from outside inventors.

The Company seeks to build brand experiences and drive product-related revenues by increasing the visibility of its core brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had three major motion pictures based on its TRANSFORMERS brand and one major motion picture based on its G.I JOE brand released by major motion picture studios. This included the release of the third TRANSFORMERS motion picture, TRANSFORMERS: DARK OF THE MOON, in 2011. The next scheduled motion pictures based on the Company’s properties are BATTLESHIP, which was released in a variety of international markets in April 2012 and scheduled for release in the United States in May 2012, by Universal Pictures and G.I. JOE: RETALIATION, which is expected to be released in June 2012, by Paramount Pictures. The Company has motion picture projects based on other brands in development for potential release in future years.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has an internal wholly-owned production studio responsible for the creation and development of television programming based primarily on Hasbro’s brands. This programming is currently aired throughout the world. The Company is also a 50% partner in a joint venture with Discovery Communications, Inc.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

which runs THE HUB, a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on THE HUB includes content based on Hasbro’s brands as well as programming developed by third parties. Hasbro-branded television programming is distributed in the U.S. exclusively to THE HUB and is distributed internationally to leading children’s networks around the world. The Company’s television initiatives support its strategy of growing its core brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in any form or format.

The Company’s strategic brand blueprint also focuses on extending its brands further into digital media and gaming, including through the licensing of the Company’s properties to a number of partners who develop and offer digital games based on those brands. An example of these digital gaming relationships is the Company’s agreement with Electronic Arts Inc. (“EA”), which provides EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games based on a number of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE and TONKA. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand. The Company continues to seek and develop additional relationships and outlets for its brands in digital gaming, including casual, social mobile and online gaming.

In recent years the Company has expanded its lifestyle business and this remains a key focal area for future development and growth. Under its lifestyle licensing programs, the Company enters into relationships with a broad spectrum of apparel, food, bedding and other lifestyle products companies for the global marketing and distribution of licensed products based on the Company’s brands. These relationships further broaden and amplify the consumer’s ability to experience the Company’s brands.

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

During 2011, the Company established Hasbro’s Gaming Center of Excellence in Rhode Island to centralize games marketing and development while building on Hasbro’s strategy of re-imaging, re-inventing and re-igniting core brands as well as inventing new brands.

During the first quarter of 2012 the Company took certain measures to strengthen its organization and right size certain businesses and functions, resulting in employee termination and recognition of severance costs of approximately $11,100.

The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2011, 2010 and 2009, the second half of the year accounted for 63%, 65% and 65% of the Company’s net revenues, respectively. However, the Company expects net revenues in the second half of 2012 as a percentage of full year 2012 net revenues

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

to be a greater percentage than the 2011 percentage based on the Company’s strategy to more closely align its U.S and Canada business with consumer demand as well as the increased significance of the International business.

The Company sells its products both within the United States and in a number of international markets. In recent years, the Company’s international net revenues have experienced growth as the Company has sought to increase its international presence. One of the ways the Company has driven international growth is by opportunistically opening offices in certain markets to develop a greater presence. Since 2006, the Company has opened operations in eight new markets around the world namely China, Brazil, Russia, Korea, Romania, Czech Republic, Peru and Colombia. These represent emerging markets where the Company believes that it can achieve higher revenue growth rates than it could achieve in more mature markets. Net revenues of the Company’s International segment represented 43%, 39% and 36% of total net revenues in 2011, 2010 and 2009, respectively.

The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment develops, markets and sells both toy and game products in the U.S. and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations. In addition to these three primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2011, the Company’s Board of Directors (the “Board”) adopted six successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,825,000. The sixth authorization was approved in May 2011 for $500,000. At April 1, 2012, the Company had $222,269 remaining on this authorization. For the quarter ended April 1, 2012, the Company repurchased approximately 140 shares of common stock in the open market at a total cost of $5,003. During the three years ended 2011, the Company spent $1,150,683 to repurchase 29,395 shares in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return excess cash through the payment of quarterly dividends. Effective for the dividend payable in May 2012, the Company’s Board of Directors increased the Company’s quarterly dividend rate 20% to $0.36 per share from $0.30 per share. This was the sixth dividend increase since 2005. Since then the Company has increased its quarterly cash dividend 300%, from $0.09 to $0.36 per share.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended April 1, 2012 and March 27, 2011.

	2012	2011
	-------	-------
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	39.6	39.8
Royalties	8.1	6.4
Product development	6.9	6.8
Advertising	10.0	9.9
Amortization of intangibles	1.7	1.6
Program production cost amortization	0.5	0.5
Selling, distribution and administration	30.8	27.7
	--------	--------
Operating profit	2.4	7.3
Interest expense	3.6	3.2
Interest income	(0.4)	(0.2)
Other (income) expense, net	0.0	0.9
	--------	--------
Earnings (loss) before income taxes	(0.8)	3.4
Income tax expense (benefit)	(0.4)	0.8
	--------	--------
Net earnings	(0.4) %	2.6%
	=====	=====

RESULTS OF OPERATIONS
-----------------------------------------
The quarter ended April 1, 2012 was a 14-week period while the quarter ended March 27, 2011 was a 13-week period. The net loss for the first quarter of 2012 was $(2,579) compared to net earnings of $17,196 for the first quarter of 2011. Basic and diluted loss per share for the first quarter of 2012 were each $(0.02) compared to basic and diluted earnings per share in the first quarter of 2011 which were each $0.12. Net earnings for the quarter ended April 1, 2012 includes severance costs, net of tax, of $7,675, or $0.06 per share related to a restructuring of certain business units and functions.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended April 1, 2012 decreased approximately 3% to $648,850 compared to $671,986 for the quarter ended March 27, 2011. Consolidated net revenues were negatively impacted by foreign currency translation of approximately $8,500 for the quarter ended April 1, 2012 as the result of the stronger U.S. dollar in 2012 as compared to the first quarter of 2011. The following table presents net revenues by product category for the quarters ended April 1, 2012 and March 27, 2011.

	2012	2011	% Change
	-------------	------------	-------------
Net revenues
Boys	$ 302,759	290,232	4%
Games	181,916	200,352	-9%
Girls	93,236	113,156	-18%
Preschool	69,939	68,236	2%
Other	1,000	10	-%
	--------------	--------------
	$ 648,850	671,986
	========	========

Increased net revenues in the boys and preschool categories were offset by declines in the games and girls categories. Net revenues in the boys category increased 4% as a result of higher sales of MARVEL and STAR WARS products, as well as KRE-O, which was introduced during the second quarter of 2011, which offset lower sales of NERF and TRANSFORMERS. BEYBLADE net revenues were flat in 2012 compared to 2011. Although TRANSFORMERS revenues declined in the boys category in 2012 compared to 2011, overall TRANSFORMERS brand revenues were flat in 2012 compared to 2011 due to increased TRANSFORMERS revenues in the preschool and games categories. The preschool category grew 2% as the first quarter of 2012 includes sales of SESAME STREET. PLAYSKOOL RESCUE HEROS also contributed to the growth in this category in 2012 compared to 2011. The games category decreased by 9% as growth in MAGIC: THE GATHERING, DUEL MASTERS, STAR WARS and BATTLESHIP was more than offset by declines in other board games. The girls category decreased by 18% primarily due to lower sales of FURREAL FRIENDS and LITTLEST PET SHOP, partially offset by growth in MY LITTLE PONY.

Operating profit for the quarter ended April 1, 2012 was $15,726 compared to $48,923 for the quarter ended March 27, 2011. The decrease in operating profit in 2012 is primarily due to the lower net revenues in 2012 compared to 2011, severance costs of $11,100, and an increase in certain expenses as a result of the extra week in the first quarter of 2012 compared to 2011.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Most of the Company's revenues and operating profit are derived from its three principal business segments which are discussed below: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment. The following table presents net external revenues and operating profit (loss) data for the Company's three principal segments for the quarters ended April 1, 2012 and March 27, 2011.

	2012	2011	% Change
	-------------	------------	-------------
Net revenues
U.S. and Canada segment	$ 328,985	391,152	-16%
International segment	289,729	254,332	14%
Entertainment and Licensing segment	29,336	24,641	19%

Operating profit (loss)
U.S. and Canada segment	$ 14,411	41,012	-65%
International segment	(5,084)	(1,733)	-193%
Entertainment and Licensing segment	7,738	5,431	42%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended April 1, 2012 decreased 16% to $328,985 from $391,152 for the quarter ended March 27, 2011. A portion of the decrease in net revenues in 2012 compared to 2011 is due to the Company’ s plan to better align shipments with the timing of consumer demand, which is expected to shift a higher percentage of shipments to the second half of 2012 as compared to previous years. The decrease in 2012 was also due in part to lower sales in the boys, girls and games categories partially offset by increased sales in the preschool category. The decrease in the boys category was primarily due to lower sales of TRANSFORMERS and NERF products. The decrease in TRANSFORMERS sales was primarily due to shipments of TRANSFORMERS products in the first quarter of 2011 related to the motion picture release of TRANSFORMERS: DARK OF THE MOON. Lower sales of BEYBLADE products also contributed to the category’s decline. These decreases were partially offset by increased sales of MARVEL products as a result of products shipped related to the motion picture, THE AVENGERS, which is expected to be released in May 2012. The decrease in the girls category is primarily due to lower sales of FURREAL FRIENDS products. The decrease in the games category was primarily due to lower sales of board games partially offset by higher sales of MAGIC: THE GATHERING and DUEL MASTERS products. Increased net revenues in the preschool category were primarily due to sales of SESAME STREET products, for which there were no sales in the first quarter of 2011.

U.S. and Canada segment operating profit decreased to $14,411, or 4.4% of net revenues, for the quarter ended April 1, 2012 compared to $41,012, or 10.5% of net revenues, for the quarter ended March 27, 2011. The decrease in operating profit for the quarter was primarily the result of the lower revenues discussed above, as well as severance costs in connection with the reorganization and right sizing of the organization and an extra week of certain expenses as the

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

first quarter of 2012 had fourteen weeks compared to thirteen weeks in 2011. In addition to the revenue decline, severance costs and higher expense level due to the extra week in 2012 compared to 2011, operating profit margin for the quarter was further negatively impacted by a change in product mix and increased marketing and advertising as a percentage of net revenues.

INTERNATIONAL SEGMENT

International segment net revenues increased by 14% to $289,729 for the quarter ended April 1, 2012 from $254,332 for the quarter ended March 27, 2011. International segment net revenues were negatively impacted by foreign currency translation of approximately $8,200 as a result of the stronger U.S. dollar in the first quarter of 2012 as compared to the first quarter of 2011. Net revenues increased in each of the major geographic regions in the first quarter 2012 compared to 2011. Net revenues in Latin America grew 23%, and Europe and Asia Pacific each increased 13% in 2012 compared to 2011. The increase in net revenues for the quarter resulted from higher sales in the boys and games categories, which more than offset flat sales in the preschool category and a decline in the girls category. The increase in the boys category was primarily the result of higher sales of STAR WARS, MARVEL, BEYBLADE and KRE-O products partially offset by lower sales of NERF products. Increased sales of STAR WARS and MARVEL products are attributable to the 3D motion picture re-release of STAR WARS: EPISODE 1 – THE PHANTOM MENACE in February 2012 and the expected motion picture release of THE AVENGERS in May 2012, respectively. The games category was primarily driven by increased sales of MAGIC: THE GATHERING and STAR WARS products. The decline in the girls category was primarily due to lower sales of LITTLEST PET SHOP products, partially offset by higher sales of MY LITTLE PONY products, which benefited from global television programming.

International segment operating loss was $5,084, or 1.8% of net revenues, for the quarter ended April 1, 2012 compared to an operating loss of $1,733, or 0.7% of net revenues, for the quarter ended March 27, 2011. Foreign currency translation did not have a material impact on the operating loss for the first quarter of 2012. The impact of the higher sales discussed above was partially offset by higher selling, distribution and administration expenses, including further investments in emerging markets, primarily Russia, severance costs and certain other one-time costs.

ENTERTAINMENT AND LICENSING SEGMENT

Entertainment and Licensing segment net revenues for the quarter ended April 1, 2012 increased 19% to $29,336 from $24,641 for the quarter ended March 27, 2011. The increase was primarily due to higher revenues from the global distribution of television programming compared to the first quarter of 2011 as well as increased licensing revenues related to TRANSFORMERS.

Entertainment and Licensing segment operating profit increased to $7,738 for the quarter ended April 1, 2012 compared to $5,431 for the quarter ended March 27, 2011, primarily due to the increase in net revenues. While THE HUB is a component of the Company’s television operations, the Company’s 50% share in the earnings (loss) from the joint venture is included

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

in other (income) expense and therefore is not a component of operating profit of the segment.

COSTS AND EXPENSES
-----------------------------------
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended April 1, 2012 and March 27, 2011.

	2012	2011
	-------------	-----------
Cost of sales	39.6%	39.8%
Royalties	8.1	6.4
Product development	6.9	6.8
Advertising	10.0	9.9
Amortization of intangibles	1.7	1.6
Program production cost amortization	0.5	0.5
Selling, distribution and administration	30.8	27.7

Cost of sales decreased to $257,036, or 39.6% of net revenues, for the quarter ended April 1, 2012 from $267,246, or 39.8% of net revenues, for the quarter ended March 27, 2011. The decrease in cost of sales as a percentage of net revenues is primarily due to the mix of products sold in the first quarter of 2012 compared to the first quarter of 2011 partially offset by the timing of sales of closeout inventory in 2012 compared to 2011. Cost of sales in the first quarter of 2012 was also negatively impacted by severance costs of approximately $2,800.

Royalty expense for the quarter ended April 1, 2012 increased to $52,434, or 8.1% of net revenues, from $43,226, or 6.4% of net revenues, for the quarter ended March 27, 2011. Higher royalty expense was the result of increased sales of royalty-bearing entertainment-based products, particularly sales of STAR WARS and MARVEL products, as well as continued strong revenues from BEYBLADE and TRANSFORMERS.

Product development expenses for the quarter ended April 1, 2012 totaled $44,926, or 6.9% of net revenues, compared to $45,818, or 6.8% of net revenues, for the quarter ended March 27, 2011. Product development expenses in 2012 included approximately $2,400 of severance costs and higher employee costs due to the extra week in the first quarter of 2012 compared to 2011.

Advertising expense for the quarter ended April 1, 2012 totaled $65,045, or 10.0% of net revenues, compared to $66,537, or 9.9% of net revenues, for the quarter ended March 27, 2011. For the full year 2011, advertising expense as a percentage of net revenues totaled 9.7%. The increase in advertising as a percentage of net revenues in 2012 reflects the Company’s strategy of increasing its spending in consumer-facing marketing and advertising.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Amortization of intangibles remained flat at $10,655 or 1.7% of net revenues in the first quarter of 2012 compared to $10,696 or 1.6% of net revenues in the first quarter of 2011.

Program production cost amortization for the quarter ended April 1, 2012 remained flat at $3,138, or 0.5% of net revenues compared to $3,117, or 0.5% of net revenues, in the first quarter of 2011.  Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.

Selling, distribution and administration expenses increased to $199,890, or 30.8% of net revenues for the quarter ended April 1, 2012, from $186,423, or 27.7% of net revenues, for the quarter ended March 27, 2011. The increase in selling, distribution and administration expenses for the quarter includes approximately $5,900 of severance cost, as well as higher costs in certain emerging markets, including Russia. Further, certain fixed expenses were higher due to the inclusion of an extra week in the first quarter of 2012 compared to 2011.

NONOPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the first quarter of 2012 increased to $23,112 from $21,375 in the first quarter of 2011. The increase in interest expense reflects higher average short-term borrowings as well as the impact of the extra week of interest expense on long-term debt in the first quarter of 2012 compared to 2011.

Interest income for the quarter ended April 1, 2012 was $2,475 compared to $1,412 for the quarter ended March 27, 2011. The increase in interest income for the quarter was primarily the result of higher average effective interest rates and, to a lesser extent, higher volumes of interest-bearing cash and cash equivalents and the impact of the extra week in the first quarter of 2012 compared to 2011.

Other (income) expense, net, was $(45) for the first quarter of 2012, compared to $6,122 for the first quarter of 2011, and was favorably impacted by foreign exchange gains in 2012 compared to losses in 2011, as well as higher investment earnings. Foreign currency exchange gains of $(1,704) for the quarter ended April 1, 2012 compared to foreign currency exchange losses of $3,564 for the quarter ended March 27, 2011. Other (income) expense, net in the quarter includes the Company’s 50% share in the (losses) earnings of THE HUB. In the first quarter of 2012, the Company recognized a loss of $1,786 compared to a loss of $2,031 in the first quarter of 2011.

INCOME TAXES

-----------------------

Income tax benefit for the quarter ended April 1, 2012 was $2,287 on pretax loss of $4,866 compared to income tax expense of $5,642 on pretax earnings of $22,838 for the quarter ended March 27, 2011.  Both quarters, as well as the full year 2011, are impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions.  Absent these items, the adjusted tax rate for the first quarter of 2012 and 2011 was 26.0% and 28.0%, respectively.  The adjusted rate of 26.0% for the three months ended April 1, 2012 is comparable to the full year 2011 adjusted rate of 26.2%.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2011 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its commercial paper program and available lines of credit.

During the first quarter of 2012, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, sale of commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs for the remainder of 2012. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company’s financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

As of April 1, 2012 the Company’s cash and cash equivalents totaled $883,824, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as the majority of such

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

earnings are indefinitely reinvested by the Company. Such international cash balances are not available to fund U.S. cash requirements unless the Company decided to repatriate such funds. The Company currently has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds. If the Company’s assessment of indefinite reinvestment of international earnings changes, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the U.S. and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company’s cash and cash equivalents held outside of the U.S. as of April 1, 2012 is denominated in the U.S. dollar.

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

Net cash provided by operating activities in the first quarter of 2012 was $284,738 compared to net cash provided of $276,494 in the first quarter of 2011. Accounts receivable decreased 18% to $456,580 at April 1, 2012 from $558,980 at March 27, 2011. The accounts receivable balance at April 1, 2012 includes a decrease of approximately $13,700 as a result of a stronger U.S. dollar at April 1, 2012 as compared to March 27, 2011. Absent the impact of foreign exchange, accounts receivable decreased 16% from the first quarter of 2011 to the first quarter of 2012. The decrease was primarily due to lower net revenues in 2012 compared to 2011, as well as increased collections. Days sales outstanding decreased to 63 days at April 1, 2012 compared to 75 days at March 27, 2011 reflecting the timing of shipments in 2012 compared to 2011, as well as the impact of the extra week in 2012 compared to 2011, both of which resulted in increased collections.

Inventories decreased to $396,981 at April 1, 2012 from $401,309 at March 27, 2011. The inventory balance at April 1, 2012 includes a decrease of approximately $9,200 as a result of a stronger U.S. dollar at April 1, 2012 compared to March 27, 2011. Excluding the impact of foreign exchange, the increase in inventory is primarily due to growth in emerging markets.

Prepaid expenses and other current assets increased to $281,517 at April 1, 2012 compared to $173,070 at March 27, 2011. The prepaid expenses and other current assets balance at April 1, 2012 includes a decrease of approximately $4,800 as a result of a stronger U.S. dollar at April 1, 2012 as compared to March 27, 2011. Absent the impact of foreign exchange, prepaid expenses and other current assets increased approximately $113,200, primarily due to higher non-income based tax receivables. These tax receivables are primarily related to value added taxes in Europe that are due to the Company, primarily in France and Spain, which are expected to be collected during the remainder of 2012. The increase is primarily due to changes

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

in the legal structure of the Company’s European business, which have resulted in larger outstanding balances and longer period for reimbursement.

Accounts payable and accrued expenses decreased to $554,700 at April 1, 2012 from $588,609 at March 27, 2011. The accounts payable and accrued expenses balance at April 1, 2012 includes a decrease of approximately $4,400 as a result of a stronger U.S. dollar at April 1, 2012 compared to March 27, 2011. The decrease primarily relates to lower accrued payroll as a result of the timing of the end of the quarter, decreased unrealized losses on the Company’s foreign exchange contracts due to the stronger U.S. dollar at April 1, 2012 and lower accounts payable balances. These decreases were partially offset by higher accrued dividends due to the increased dividend rate in 2012 as well as higher accrued severance costs.

Property, plant, and equipment, net decreased to $222,821 at April 1, 2012 from $238,403 at March 27, 2011. The decrease in property, plant, and equipment, net is primarily due to depreciation. Goodwill and other intangible assets, net decreased to $931,631 at April 1, 2012 from $965,253 at March 27, 2011. This decrease is primarily due to amortization of intangibles.

Other assets increased to $723,783 at April 1, 2012 from $675,904 at March 27, 2011. Other assets at April 1, 2012 included an increase of approximately $32,000 related to television programming from March 27, 2011. The Company incurs certain costs in connection with the production of television programming which are capitalized by the Company as they are incurred and amortized based on the proportion of revenues related to the program recognized for such period to the estimated remaining ultimate revenues related to the program. In addition to television programming, long-term royalty advances, primarily related to the agreement with THE HUB, contributed to the increase.  These increases were partially offset by a decrease in the Company’s equity investment in THE HUB which declined to $334,976 at April 1, 2012 from $352,581 at March 27, 2011. The decrease was due to the Company’s share of THE HUB’s losses during the past twelve months, as well as cash distributions related to income taxes during the second quarter of 2011 and the first quarter of 2012 totaling approximately $11,000.

Net cash utilized by investing activities was $16,361 in the first quarter of 2012 compared to $24,433 in the first quarter of 2011. Additions to property, plant and equipment were $23,034 in 2012 compared to $22,396 in 2011. Other investing activities for the quarter ended April 1, 2012 also includes a cash distribution from THE HUB of approximately $7,100 related to income taxes.

Net cash utilized by financing activities was $30,445 in the first quarter of 2012 compared to $57,395 in the first quarter of 2011. Cash payments related to purchases of the Company’s common stock were $4,644 compared to $58,320 in the first quarter of 2011. At April 1, 2012, the Company had $222,269 remaining available under a $500,000 May 2011 Board of Directors share repurchase authorization. Dividends paid were $38,593 for the quarter ended April 1, 2012 compared to $34,297 for the quarter ended March 27, 2011. Dividends paid reflect dividends declared during the fourth quarters of 2011 and 2010 at rates of $0.30 per share and $0.25 per share, respectively. Repayments of short-term borrowings were $10,137 in the first quarter of 2012 compared to proceeds from short-term borrowings of $23,622 in the first quarter of 2011.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000. The maturities of the notes will vary but may not exceed 397 days. The notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company would expect to utilize the revolving credit agreement to meet the Company’s short-term liquidity needs. At April 1, 2012 and March 27, 2011, the Company had $160,100 and $25,500, respectively, in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $500,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended April 1, 2012. The Company had no borrowings outstanding under its committed revolving credit facility at April 1, 2012. However, the Company had letters of credit outstanding under this facility of approximately $1,100 at April 1, 2012. Amounts available and unused under the committed line at April 1, 2012 were approximately $498,900. The Company intends to utilize the Agreement as a secondary funding facility and to support the Program noted above. Considering borrowings outstanding relative to the Program, the effective amounts available and unused under the committed line at April 1, 2012 were approximately $338,800. The Company also has other uncommitted lines from various banks, of which approximately $32,700 was utilized at April 1, 2012. Of the amount utilized under the uncommitted lines, approximately $11,000 and $21,800 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at April 1, 2012 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $189,100 and purchase commitments of $312,615 outstanding at April 1, 2012. Letters of credit and similar instruments include $166,200 of bonds related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing assessments that the Company is defending and expects to be successful in sustaining its position.

Other contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

report. The table of contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities. These liabilities were $96,896 at April 1, 2012, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

-------------------------------------------------------------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations, and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 25, 2011.

FINANCIAL RISK MANAGEMENT

--------------------------------------------------

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Swiss franc, Canadian dollar and Mexican peso and, to a lesser extent, other currencies in Europe, Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2012 through 2013 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company’s revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At April 1, 2012, these contracts had net unrealized losses of $4,275, of which $1,772 are recorded in prepaid expenses and other current assets, $7 are recorded in other assets, $4,059 are recorded in accrued liabilities and $1,995 are recorded in other liabilities. Included in accumulated other comprehensive (loss) earnings at April 1, 2012 are deferred losses, net of tax, of $472, related to these derivatives.

At April 1, 2012, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. Also at April 1, 2012, the Company had fixed-for-floating interest rate swaps with notional amounts of $400,000. The interest rate swaps are designed to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At April 1, 2012, these contracts had a fair value of $16,047, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

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

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 1, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 1, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000 through 2005. These tax assessments, which total approximately $197 million in aggregate (including interest, penalties, and inflation updates), relate to transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; and the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging the 2005 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2004, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of April 1, 2012, bonds totaling approximately $166 million (at April 1, 2012 exchange rates) have been posted related to the 2000 through 2004 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2005 assessment as the Company is challenging it through administrative appeals.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 25, 2011 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

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

•

recessions or other economic downturns affecting the U.S., Europe, or any of the Company’s other major markets which can negatively impact the retail and credit markets, and the financial health of the Company’s retail customers and consumers, and which can result in lower employment levels, less consumer disposable income, lower consumer confidence and, as a consequence, lower consumer spending, including lower spending on purchases of the Company’s products;

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

•

unexpected costs, difficulties or delays associated with the creation of Hasbro’s Gaming Center of Excellence in Rhode Island and our plans to reinvent our gaming business;

•

delays, increased costs or difficulties associated with the development and release of our planned entertainment-based brands for which we offer products;

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

•

greater than expected costs, or unexpected delays or difficulties, associated with the Company’s investment in its television joint venture with Discovery Communications, LLC to run THE HUB network and the creation of new programming content to appear on the network and elsewhere;

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

•

the risk that the Company may be subject to governmental sanctions for failure to comply with applicable regulations;

•

failure to operate our information systems and implement new technology effectively, as well as maintain the systems and processes designed to protect our electronic data;

•

the risk that the Company's reported goodwill may become impaired, requiring the Company to take a charge against its income; or

•

other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q and 10-K.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012 12/26/11 – 1/29/12	-	-	-	$227,269,086
February 2012 1/30/12 – 3/4/12	13,000	$35.35	13,000	$226,809,595
March 2012 3/5/12 – 4/1/12	126,656	$35.85	126,656	$222,269,154
Total	139,656	$35.80	139,656	$222,269,154

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

Item 4.   Mine Safety Disclosures.

Not applicable.

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

10.1

Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.)

10.2	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.3

Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.)

10.4	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan

10.5	Hasbro, Inc. 2012 Performance Rewards Program.

10.6

Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC. --------------------- (Registrant)

Date: May 10, 2012	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended April 1, 2012

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

10.1

Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.)

10.2	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.3

Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.)

10.4	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.5	Hasbro, Inc. 2012 Performance Rewards Program.

10.6

Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.