Form 10-Q
period 2012-07-01
HASBRO INC
filed 2012-08-03
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 23, 2012 was 130,229,255.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	July 1,	June 26,	Dec. 25,
Assets	2012	2011	2011
	---------	---------	---------
Current assets
Cash and cash equivalents	$779,931	584,778	641,688
Accounts receivable, less allowance
for doubtful accounts of $24,300,
$34,700 and $23,700	651,410	837,972	1,034,580
Inventories	416,905	426,930	333,993
Prepaid expenses and other current assets	297,580	196,425	243,431
	--------------	--------------	--------------
Total current assets	2,145,826	2,046,105	2,253,692

Property, plant and equipment, less accumulated
depreciation of $472,000, $449,800 and
$453,700	223,383	239,201	218,021
	--------------	--------------	--------------

Other assets
Goodwill	474,608	475,447	474,792
Other intangibles, less accumulated amortization
of $638,300, $597,300 and $622,500	445,073	489,411	467,293
Other	725,831	690,581	716,976
	--------------	--------------	--------------
Total other assets	1,645,512	1,655,439	1,659,061
	--------------	--------------	--------------

Total assets	$4,014,721	3,940,745	4,130,774
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	July 1,	June 26,	Dec. 25,
Liabilities and Shareholders' Equity	2012	2011	2011
	---------	---------	---------
Current liabilities
Short-term borrowings	$220,605	12,430	180,430
Accounts payable	161,785	172,094	134,864
Accrued liabilities	456,303	522,001	627,050
	--------------	--------------	--------------
Total current liabilities	838,693	706,525	942,344

Long-term debt	1,399,557	1,403,031	1,400,872
Other liabilities	376,981	362,570	370,043
	--------------	--------------	--------------
Total liabilities	2,615,231	2,472,126	2,713,259
	--------------	--------------	--------------
Shareholders' equity
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	641,012	632,902	630,044
Retained earnings	3,152,647	2,972,323	3,205,420
Accumulated other comprehensive earnings (loss)	(39,643)	4,169	(35,943)
Treasury stock, at cost; 79,440,495 shares at
July 1, 2012, 74,738,456 at June 26, 2011
and 81,061,373 at December 25, 2011	(2,459,373)	(2,245,622)	(2,486,853)
	--------------	--------------	--------------
Total shareholders' equity	1,399,490	1,468,619	1,417,515
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$4,014,721	3,940,745	4,130,774
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	-------------------	------------------	-------------------	-------------------
Net revenues	$811,467	908,454	1,460,317	1,580,440
Costs and expenses:
Cost of sales	311,984	378,010	569,020	645,256
Royalties	70,893	82,197	123,327	125,423
Product development	50,113	54,965	95,039	100,783
Advertising	79,297	81,770	144,342	148,307
Amortization of intangibles	11,501	10,598	22,156	21,294
Program production cost amortization	10,018	7,121	13,156	10,238
Selling, distribution and administration	191,379	213,386	391,269	399,809
	------------	------------	------------	------------
Total costs and expenses	725,185	828,047	1,358,309	1,451,110
	------------	------------	------------	------------
Operating profit	86,282	80,407	102,008	129,330
	------------	------------	------------	------------
Non-operating (income) expense
Interest expense	22,413	22,848	45,525	44,223
Interest income	(1,689)	(1,464)	(4,164)	(2,876)
Other expense, net	5,899	6,069	5,854	12,191
	------------	------------	------------	------------
Total non-operating expense, net	26,623	27,453	47,215	53,538
	------------	------------	------------	------------
Earnings before income taxes	59,659	52,954	54,793	75,792
Income tax expense (benefit)	16,232	(5,097)	13,945	545
	------------	------------	------------	------------
Net earnings	$43,427	58,051	40,848	75,247
	=======	=======	=======	=======

Net earnings per common share
Basic	$0.33	0.43	0.31	0.55
	=======	=======	=======	=======
Diluted	$0.33	0.42	0.31	0.54
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.36	0.30	0.72	0.60
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	-------------------------------		-------------------------------
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	---------	---------	----------	---------
Net earnings	$ 43,427	58,051	40,848	75,247
	-------------	-------------	-------------	-------------
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(30,173)	4,353	(7,907)	33,022
Net gains (losses) on cash flow hedging activities, net of tax	16,252	(332)	6,963	(37,340)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(1,492)	1,911	(2,756)	338
	-------------	-------------	-------------	-------------
Total other comprehensive earnings (loss), net of tax	(15,413)	5,932	(3,700)	(3,980)
	-------------	-------------	-------------	-------------
Total comprehensive earnings	$ 28,014	63,983	37,148	71,267
	========	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Six Months Ended
	--------------------------------------
	July 1, 2012	June 26, 2011
	-------------------	------------------
Cash flows from operating activities
Net earnings	$ 40,848	75,247
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation of plant and equipment	43,739	48,649
Amortization of intangibles	22,156	21,294
Program production cost amortization	13,156	10,238
Deferred income taxes	912	(6,049)
Stock-based compensation	12,557	16,609
Change in operating assets and liabilities:
Decrease in accounts receivable	391,369	141,143
Increase in inventories	(86,533)	(54,212)
Increase in prepaid expenses and other current assets	(59,683)	(30,138)
Program production costs	(25,085)	(38,154)
Decrease in accounts payable and accrued liabilities	(159,804)	(45,188)
Other	7,149	(10,584)
	------------	------------
Net cash provided by operating activities	200,781	128,855
	------------	------------
Cash flows from investing activities
Additions to property, plant and equipment	(50,084)	(51,116)
Investments and acquisitions, net of cash acquired	-	(10,000)
Other	5,941	3,328
	------------	------------
Net cash utilized by investing activities	(44,143)	(57,788)
	------------	------------
Cash flows from financing activities
Net proceeds (repayments) from short-term borrowings	39,756	(1,975)
Purchases of common stock	(9,926)	(172,177)
Stock option transactions	33,422	23,316
Excess tax benefits from stock-based compensation	7,980	4,942
Dividends paid	(85,317)	(75,110)
	------------	------------
Net cash utilized by financing activities	(14,085)	(221,004)
	------------	------------
Effect of exchange rate changes on cash	(4,310)	6,919
	------------	------------
Increase (decrease) in cash and cash equivalents	138,243	(143,018)
Cash and cash equivalents at beginning of year	641,688	727,796
	------------	------------
Cash and cash equivalents at end of period	$ 779,931	584,778
	=======	=======

Supplemental information
Cash paid during the period for:
Interest	$ 47,213	45,201
Income taxes	$ 40,066	13,727

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of July 1, 2012 and June 26, 2011, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended July 1, 2012 and June 26, 2011 are 13-week periods. The six-month periods ended July 1, 2012 and June 26, 2011 are 27-week and 26-week periods, respectively.

The results of operations for the quarter and six months ended July 1, 2012 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2011 periods representative of those actually experienced for the full year 2011.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings Per Share

Net earnings per share data for the quarters and six months ended July 1, 2012 and June 26, 2011 were computed as follows:

	2012		2011
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 43,427	43,427	58,051	58,051
	=======	=======	=======	=======

Average shares outstanding	130,294	130,294	136,073	136,073
Effect of dilutive securities:
Options and other share-based awards	-	1,824	-	3,168
	------------	------------	------------	------------
Equivalent shares	130,294	132,118	136,073	139,241
	=======	=======	=======	=======

Net earnings per common share	$ 0.33	0.33	0.43	0.42
	=======	=======	=======	=======

	2012		2011
	-----------------		-----------------
Six Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 40,848	40,848	75,247	75,247
	=======	=======	=======	=======

Average shares outstanding	129,918	129,918	136,859	136,859
Effect of dilutive securities:
Options and other share-based awards	-	1,907	-	3,238
	------------	------------	------------	------------
Equivalent shares	129,918	131,825	136,859	140,097
	=======	=======	=======	=======

Net earnings per common share	$ 0.31	0.31	0.55	0.54
	=======	=======	=======	=======

For the quarters ended July 1, 2012 and June 26, 2011, options to acquire shares totaling 3,504 and 1,157, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six-month periods ended July 1, 2012 and June 26, 2011, options to acquire shares totaling 3,523 and 1,165, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings are presented within the consolidated statements of comprehensive earnings. The related tax expense of gains on cash flow hedging activities within other comprehensive earnings was $3,201 and $1,861 for the quarter and six-month periods ended July 1, 2012. The income tax expense related to reclassification adjustments of net gains on cash flow hedging activities from other comprehensive earnings was $419 and $562 for the quarter and six-month periods ended July 1, 2012, respectively.

The related tax benefits of losses on cash flow hedging activities within other comprehensive earnings were $64 and $5,685 for the quarter and six-month periods ended June 26, 2011, respectively.  The income tax benefits related to reclassification adjustments for net losses on cash flow hedging activities from other comprehensive earnings were $46 and $226 for the quarter and six-month periods ended June 26, 2011, respectively.

At July 1, 2012, the Company had remaining deferred gains on hedging instruments, net of tax, of $14,288 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain forecasted inventory purchases and other cross-border transactions through 2013. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of other cross-border transactions. Of the amount included in AOCE at July 1, 2012, the Company expects approximately $10,074 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

Changes in the components of accumulated other comprehensive earnings (loss) for the six months ended July 1, 2012 and June 26, 2011 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2012	-------------	----------------	----------------	----------------
Balance at Dec. 25, 2011	$ (86,822)	10,081	40,798	(35,943)
Current period other comprehensive earnings (loss)	-	4,207	(7,907)	(3,700)
	------------	------------	------------	------------
Balance at July 1, 2012	$ (86,822)	14,288	32,891	(39,643)
	=======	=======	=======	=======
2011
Balance at Dec. 26, 2010	$ (69,925)	15,432	62,642	8,149
Current period other comprehensive earnings (loss)	-	(37,002)	33,022	(3,980)
	------------	------------	------------	------------
Balance at June 26, 2011	$ (69,925)	(21,570)	95,664	4,169
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4) Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At July 1, 2012, June 26, 2011 and December 25, 2011, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at July 1, 2012, June 26, 2011 and December 25, 2011 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of July 1, 2012, June 26, 2011 and December 25, 2011 are as follows:

	July 1, 2012		June 26, 2011		Dec. 25, 2011
	--------------------		--------------------		----------------------------
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	-------	------	-------	------	-------	------
6.35% Notes Due 2040	$ 500,000	582,250	500,000	523,650	500,000	540,850
6.125% Notes Due 2014	439,662	460,020	443,136	469,625	440,977	462,868
6.30% Notes Due 2017	350,000	400,015	350,000	399,420	350,000	400,400
6.60% Debentures Due 2028	109,895	123,038	109,895	115,675	109,895	120,148
	-------------	-------------	-------------	-----------	-------------	-----------
Total long-term debt	$1,399,557	1,565,323	1,403,031	1,508,370	1,400,872	1,524,266
	=======	=======	=======	=======	=======	=======

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $14,662, $18,136, and $15,977 at July 1, 2012, June 26, 2011 and December 25, 2011, respectively, related to interest rate swaps.  All other carrying costs represent principal amounts.  Total principal amount of long-term debt at July 1, 2012, June 26, 2011 and December 25, 2011 was $1,384,895.

The fair values of the Company’s long-term debt are considered Level 3 fair values (see Note 6 for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.

The Company is party to a series of interest rate swap agreements which effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014 which match the maturity date of the related notes. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

change in the fair value of the associated debt. At July 1, 2012, June 26, 2011 and December 25, 2011, the fair values of these contracts were $14,662, $18,136, and $15,977, respectively, which are recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded losses of $1,385 and $1,315 for the quarter and six months ended July 1, 2012, respectively and gains of $6,336 and $5,350 for the quarter and six months ended June 26, 2011, respectively, on these instruments in other (income) expense, net relating to the change in fair value of such derivatives, wholly offsetting losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

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

In connection with the Mexican tax examinations for the years 2000 to 2005, the Company has received tax assessments totaling approximately $190,890 (at July 1, 2012 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending.  In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of July 1, 2012, bonds totaling approximately $162,670 (at July 1, 2012 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amount of the 2005 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2005.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At July 1, 2012, June 26, 2011 and December 25, 2011, these investments totaled $19,859, $20,119 and $19,657 respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains (losses) of $(331) and $765 on these investments in other (income) expense, net for the quarter and six months ended July 1, 2012, respectively, related to the change in fair value of such investments. For the quarter and six months ended June 26, 2011, the Company recorded net gains of $366 and $523, respectively, on these investments in other (income) expense, net, related to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At July 1, 2012, June 26, 2011 and December 25, 2011, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
July 1, 2012
---------------------
Assets:
Available-for-sale securities	$ 19,871	12	19,859	-
Derivatives	33,045	-	29,719	3,326
	--------	-------	---------	-------
Total assets	$ 52,916	12	49,578	3,326
	=====	====	======	====

Liabilities:
Derivatives	$ 765	-	765	-
	=====	====	======	====
June 26, 2011
---------------------
Assets:
Available-for-sale securities	$ 20,144	25	20,119	-
Derivatives	26,156	-	19,687	6,469
	--------	-------	---------	-------
Total assets	$ 46,300	25	39,806	6,469
	=====	====	======	====

Liabilities:
Derivatives	$ 28,230	-	28,230	-
	=====	====	======	====
December 25, 2011
---------------------
Assets:
Available-for-sale securities	$ 19,669	12	19,657	-
Derivatives	29,500	-	25,776	3,724
	--------	-------	---------	-------
Total assets	$ 49,169	12	45,433	3,724
	=====	====	======	====

Liabilities:
Derivatives	$ 1,908	-	1,908	-
	=====	====	======	====

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

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s warrants to purchase common stock of an unrelated company that use significant unobservable inputs (Level 3):

	2012	2011
	-----------	-----------
Balance at beginning of year	$ 3,724	9,155
Loss from change in fair value	(398)	(2,686)
	--------	--------
Balance at end of second quarter	$ 3,326	6,469
	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and six months ended July 1, 2012 and June 26, 2011 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	-------	-------	-------	-------
Service cost	$ 1,081	1,090	184	171
Interest cost	5,052	5,231	440	440
Expected return on assets	(5,232)	(6,258)	-	-
Net amortization and deferrals	1,761	1,295	20	18
	--------	--------	--------	--------
Net periodic benefit cost	$ 2,662	1,358	644	629
	=====	=====	=====	=====

	Six Months Ended
	------------------

	Pension		Postretirement
	------------------		------------------
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	-------	-------	-------	-------
Service cost	$ 2,279	2,169	368	342
Interest cost	10,546	10,454	880	880
Expected return on assets	(10,903)	(12,507)	-	-
Net amortization and deferrals	3,669	2,590	40	36
	--------	--------	--------	--------
Net periodic benefit cost	$ 5,591	2,706	1,288	1,258
	=====	=====	=====	=====

During the first two quarters of fiscal 2012, the Company made cash contributions to its defined benefit pension plans of approximately $3,500 in the aggregate. The Company expects to contribute approximately $2,300 during the remainder of fiscal 2012.

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

At July 1, 2012, June 26, 2011 and December 25, 2011, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows. For 2011, certain of its hedges have been reclassified from Other transactions to Sales transactions to reflect 2012 hedged transaction classifications.

	July 1, 2012		June 26, 2011		Dec. 25, 2011
	---------------		---------------		---------------
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
----------------------------	--------------	----------	-------------	-----------	------------	----------
Inventory purchases	$ 374,658	13,387	607,076	(22,801)	379,688	7,974
Intercompany royalty transactions	126,276	4,272	185,568	(5,650)	117,192	2,126
Sales	85,693	(2,840)	4,861	(170)	-	-
Other	18,131	19	8,907	391	29,517	(360)
	------------	----------	------------	----------	------------	----------
Total	$ 604,758	14,838	806,412	(28,230)	526,397	9,740
	=======	======	=======	======	=======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at July 1, 2012, June 26, 2011 and December 25, 2011 as follows:

	July 1, 2012	June 26, 2011	Dec. 25, 2011
	-------------------	-------------------	-------------------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ 14,113	-	11,965
Unrealized losses	(4,250)	-	(4,187)
	------------	------------	------------
Net unrealized gain	9,863	-	7,778
	------------	------------	------------
Other assets
---------------------
Unrealized gains	5,066	-	2,113
Unrealized losses	(70)	-	(92)
	------------	------------	------------
Net unrealized gain	4,996	-	2,021
	------------	------------	------------
Total asset derivatives	$ 14,859	-	9,799
	=======	=======	=======
Accrued liabilities
------------------------------
Unrealized gains	$ 3	9,695	12
Unrealized losses	(18)	(20,801)	(50)
	------------	------------	------------
Net unrealized loss	(15)	(11,106)	(38)
	------------	------------	------------
Other liabilities
-------------------------
Unrealized gains	-	1,041	-
Unrealized losses	(6)	(18,165)	(21)
	------------	------------	------------
Net unrealized loss	(6)	(17,124)	(21)
	------------	------------	------------
Total liability derivatives	$ (21) =======	(28,230) =======	(59) =======

During the quarter and six months ended July 1, 2012, the Company reclassified gains from other comprehensive earnings to net earnings of $1,911 and $3,318, respectively. Of the amount reclassified during the quarter ended July 1, 2012, $1,675 was reclassified to cost of sales, $864 was reclassified to royalty expense and $(644) was reclassified to sales. Of the amount reclassified during the six months ended July 1, 2012, $2,941, $1,006 and $(643) were reclassified to cost of sales, royalty expense and sales, respectively. In addition, net gains of

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

$16 and $14 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six months ended July 1, 2012, respectively.

During the quarter and six months ended June 26, 2011, the Company reclassified net losses from other comprehensive earnings to net earnings of $(1,958) and $(112), respectively. Of the amount reclassified during the quarter ended June 26, 2011, $(1,375) was reclassified to cost of sales and $(524) was reclassified to royalty expense. Of the amount reclassified during the six months ended June 26, 2011, $(351) and $298 were reclassified to cost of sales and royalty expense, respectively. In addition, net losses of $(59) were reclassified to earnings as a result of hedge ineffectiveness in the second quarter and six months of 2011. Other income (expense) for the six months ended June 26, 2011 includes a loss of approximately $3,700 in other (income) expense related to certain derivatives which no longer qualified for hedge accounting.

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At July 1, 2012, June 26, 2011 and December 25, 2011, the total notional amounts of the Company’s undesignated derivative instruments were $65,109, $158,734 and $218,122, respectively.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At July 1, 2012, June 26, 2011 and December 25, 2011, the fair values of the Company’s undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	July 1, 2012	June 26, 2011	Dec. 25, 2011
	---------	---------	---------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ 720	-	-
Unrealized losses	(522)	-	-
	---------	---------	---------
Net unrealized gain	198	-	-
	----------	----------	----------

Accrued liabilities --------------------------
Unrealized gains	-	1,675	41
Unrealized losses	-	(124)	(786)
	--------	--------	---------
Net unrealized gain (loss)	-	1,551	(745)
	---------	---------	----------
Other liabilities ---------------------
Unrealized gains	-	-	-
Unrealized losses	(744)	-	(1,104)
	---------	---------	----------
Net unrealized loss	(744)	-	(1,104)
	---------	---------	----------
Total unrealized gain (loss), net	$ (546)	1,551	(1,849)
	=====	=====	=====

The Company recorded net (gains) losses of $(646) and $1,468 on these instruments to other (income) expense, net for the quarter and six months ended July 1, 2012, respectively, and $(1,570) and $(3,268) on these instruments to other (income) expense, net for the quarter and six months ended June 26, 2011, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarters and six months ended July 1, 2012 and June 26, 2011 are as follows.

	Quarter Ended
	------------------
	July 1, 2012		June 26, 2011
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$406,588	1,294	504,950	5,659
International	360,493	26	374,471	16
Entertainment and Licensing	43,216	1,513	27,187	259
Global Operations (a)	1,170	298,500	1,846	353,492
Corporate and Eliminations	-	(301,333)	-	(359,426)
	------------	------------	------------	------------
	$811,467	-	908,454	-
	=======	=======	=======	=======

	Six Months Ended
	------------------
	July 1, 2012		June 26, 2011
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$735,573	2,262	896,102	9,184
International	650,222	175	628,803	99
Entertainment and Licensing	72,552	2,830	51,828	688
Global Operations (a)	1,970	556,199	3,707	605,347
Corporate and Eliminations	-	(561,466)	-	(615,318)
	------------	------------	------------	------------
	$1,460,317	-	1,580,440	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Six Months Ended --------------------------
Operating profit (loss)	July 1, 2012 -------	June 26, 2011 -------	July 1, 2012 -------	June 26, 2011 -------
U.S. and Canada	$60,928	57,725	75,339	98,737
International	29,851	33,750	24,767	32,017
Entertainment and Licensing	8,192	612	15,930	6,043
Global Operations (a)	(8,983)	(6,115)	(21,716)	(13,324)
Corporate and Eliminations (b)	(3,706)	(5,565)	7,688	5,857
	----------	-----------	-----------	------------
	$86,282	80,407	102,008	129,330
	======	======	======	======

Total assets	July 1, 2012 -------------	June 26, 2011 -------------	Dec. 25, 2011 -------------
U.S. and Canada	$5,476,742	4,818,551	5,225,099
International	1,845,126	1,742,702	2,062,928
Entertainment and Licensing	1,090,416	937,287	1,022,008
Global Operations	2,188,285	1,671,376	1,974,951
Corporate and Eliminations (b)	(6,585,848)	(5,229,171)	(6,154,212)
	--------------	--------------	--------------
	$4,014,721	3,940,745	4,130,774
	========	========	========

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table represents consolidated International segment net revenues by major geographic region for the quarters and six months ended July 1, 2012 and June 26, 2011.

	Quarter Ended ----------------------		Six Months Ended --------------------------
	July 1, 2012 -------	June 26, 2011 -------	July 1, 2012 -------	June 26, 2011 -------
Europe	$198,153	221,654	406,266	406,552
Latin America	82,779	72,226	121,748	103,924
Asia Pacific	79,561	80,591	122,208	118,327
	------------	------------	------------	------------
Net revenues	$360,493	374,471	650,222	628,803
	=======	=======	=======	=======

The following table presents consolidated net revenues by class of principal products for the quarters and six months ended July 1, 2012 and June 26, 2011.

	Quarter Ended ----------------------		Six Months Ended --------------------------
	July 1, 2012 ---------	June 26, 2011 ---------	July 1, 2012 ---------	June 26, 2011 ---------
Boys	$389,062	460,446	691,821	750,678
Games	213,830	231,272	395,746	431,624
Girls	104,191	119,143	197,427	232,299
Preschool	103,372	97,574	173,311	165,810
Other	1,012	19	2,012	29
	------------	------------	--------------	--------------
Net revenues	$811,467	908,454	1,460,317	1,580,440
	=======	=======	========	========

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company’s product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial goals and expectations for achieving the Company’s financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 25, 2011, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

EXECUTIVE SUMMARY

----------------------------------

Hasbro, Inc. (“Hasbro” or the “Company”) is a worldwide leader in branded entertainment and play for children and families. With a consumer focus, Hasbro applies its brand blueprint to its broad portfolio of properties. The objectives of the brand blueprint are continuously re-imagining, re-inventing, and re-igniting the Company’s existing brands, imagining, inventing and igniting new brands and offering consumers the ability to experience the Company’s brands in all areas of their lives.

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

The Company earns revenue and generates cash primarily through the sale of a broad variety of toy and game products, distribution of television programming based on the Company’s properties and through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third-parties. The Company’s core brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. The Company’s core brands include TRANSFORMERS, NERF, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, FURREAL FRIENDS, MAGIC: THE GATHERING, PLAY-DOH, PLAYSKOOL, BABY ALIVE and G.I. JOE. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first six months of 2012 the

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Company had strong revenues from many core brands, including MAGIC: THE GATHERING, NERF, TRANSFORMERS, PLAY-DOH, LITTLEST PET SHOP and FURREAL FRIENDS.

The Company’s innovative product offerings encompass a broad variety of toys including boys’ action figures, vehicles and play sets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include board, card, electronic, trading card, boys action and role-playing games.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including SPIDER-MAN and IRON MAN; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. The third quarter of 2011 commenced the first period of significant sales under the Company’s license with Sesame Workshop. During 2012 the Company’s offerings include products related to two theatrical motion picture releases based on MARVEL properties, THE AVENGERS and THE AMAZING SPIDER-MAN, as well as the 3D theatrical re-release of the STAR WARS-branded STAR WARS: EPISODE 1 – THE PHANTOM MENACE. The Company also had significant sales of BEYBLADE products in 2011 and although these sales are expected to decline in 2012, BEYBLADE products continue to provide a high level of sales in 2012. In addition to offering products based on licensed entertainment properties, the Company offers products which are licensed from outside inventors.

The Company seeks to build brand experiences and drive product-related revenues by increasing the visibility of its core brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had three major motion pictures based on its TRANSFORMERS brand and one major motion picture based on its G.I. JOE brand released by major motion picture studios. This included the release of the third TRANSFORMERS motion picture, TRANSFORMERS: DARK OF THE MOON, in 2011. In 2012, the motion picture, BATTLESHIP, based on the Company’s property, was released during the second quarter of 2012 by Universal Pictures. G.I. JOE: RETALIATION, by Paramount Pictures, is expected to be released in 3D in March 2013. The Company has motion picture projects based on other brands in development for potential release in future years.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has an internal wholly-owned production studio responsible for the creation and development of television programming based primarily on Hasbro’s brands. This programming is currently aired throughout the world. The Company is also a 50% partner in a joint venture with Discovery Communications, Inc. which runs THE HUB, a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on THE HUB includes content based on Hasbro’s brands as well as programming developed by third parties. Hasbro-branded television programming is distributed in the U.S. exclusively to THE HUB and is distributed internationally to leading

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

children’s networks around the world. The Company’s television initiatives support its strategy of growing its core brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in any form or format. The Company also distributes its programming through digital and home entertainment distribution channels.

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

During 2011, the Company incurred approximately $14,400 to establish Hasbro’s Gaming Center of Excellence in Rhode Island to centralize games marketing and development while building on Hasbro’s strategy of re-imaging, re-inventing and re-igniting core brands as well as inventing new brands.

During the first quarter of 2012 the Company took certain measures to strengthen its organization and right size certain businesses and functions, resulting in employee termination and recognition of severance costs of approximately $11,100.

The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2011, 2010 and 2009, the second half of the year accounted for 63%, 65% and 65% of the Company’s net revenues, respectively. However, the Company expects net revenues in the second half of 2012 as a percentage of full year 2012 net revenues to be a greater percentage than the 2011 percentage based on the Company’s strategy to more closely align its U.S. and Canada business with consumer demand as well as the increased significance of the International business which has historically had a higher concentration of its business in the second half of the year.

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

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2011, the Company’s Board of Directors (the “Board”) adopted six successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,825,000. The sixth authorization was approved in May 2011 for $500,000. At July 1, 2012, the Company had $217,349 remaining on this authorization. For the quarter and six month periods ended July 1, 2012, the Company invested $4,923 and $9,926, respectively, to repurchase approximately 140 and 279 shares of common stock in the open market, respectively. During the three years ended 2011, the Company spent $1,150,683 to repurchase 29,395 shares in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return cash through the payment of quarterly dividends. Effective for the dividend paid in May 2012, the Company’s Board of Directors increased the Company’s quarterly dividend rate 20% to $0.36 per share from $0.30 per share. This was the sixth dividend increase since 2005. Since then the Company has increased its quarterly cash dividend 300%, from $0.09 to $0.36 per share.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and six months ended July 1, 2012 and June 26, 2011.

	Quarter		Six Months
	2012	2011	2012	2011
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	38.5	41.6	39.0	40.8
Royalties	8.7	9.0	8.4	7.9
Product development	6.2	6.0	6.5	6.4
Advertising	9.8	9.0	9.9	9.4
Amortization of intangibles	1.4	1.2	1.5	1.3
Program production cost amortization	1.2	0.8	0.9	0.7
Selling, distribution and administration	23.6	23.5	26.8	25.3
	------------	------------	------------	------------
Operating profit	10.6	8.9	7.0	8.2
Interest expense	2.7	2.5	3.1	2.8
Interest income	(0.2)	(0.1)	(0.3)	(0.2)
Other (income) expense, net	0.7	0.7	0.4	0.8
	------------	------------	------------	------------
Earnings before income taxes	7.4	5.8	3.8	4.8
Income tax (benefit) expense	2.0	(0.6)	1.0	0.0
	------------	------------	------------	------------
Net earnings	5.4%	6.4%	2.8%	4.8%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The quarters ended July 1, 2012 and June 26, 2011 were each 13-week periods. The six month period ended July 1, 2012 was a 27-week period whereas the six month period ended June 26, 2011 was a 26-week period. Net earnings for the quarter and six months ended July 1, 2012 were $43,427 and $40,848, respectively, compared to $58,051 and $75,247 for the respective periods of 2011. Diluted earnings per share were $0.33 and $0.31 for the quarter and six months ended July 1, 2012, compared with diluted earnings per share of $0.42 and $0.54 for the respective periods in 2011. Net earnings for the six months ended July 1, 2012 include severance costs, net of tax, of $7,675, or $0.06 per share related to a restructuring of certain business units and functions. Net earnings for the quarter and six months ended June 26, 2011 include expenses, net of tax, of $8,383 related to a reorganization of the Company’s global games business, along with a favorable tax adjustment of approximately $20,500 related to the recognition of previously unrecognized tax benefits and reversal of related accrued interest due to the completion of a tax audit.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended July 1, 2012 decreased 11% to $811,467 compared to $908,454 for the quarter ended June 26, 2011. For the six months ended July 1, 2012, consolidated net revenues decreased to $1,460,317 from $1,580,440 for the six months ended June 26, 2011. Consolidated net revenues were negatively impacted by foreign currency translation in the amount of approximately $34,400 and $42,900 for the quarter and six months ended July 1, 2012, respectively, as a result of the stronger U.S. dollar in 2012. The following table presents net revenues by product category for the quarter and six-month periods ended July 1, 2012 and June 26, 2011.

	Quarter Ended -------------------------			Six Months Ended -----------------------------
	July 1, 2012 ---------	June 26, 2011 ---------	% Change ---------	July 1, 2012 ---------	June 26, 2011 ---------	% Change ---------
Boys	$389,062	460,446	-16%	691,821	750,678	-8%
Games	213,830	231,272	-8%	395,746	431,624	-8%
Girls	104,191	119,143	-13%	197,427	232,299	-15%
Preschool	103,372	97,574	6%	173,311	165,810	5%
Other	1,012	19	- %	2,012	29	- %
	------------	------------		--------------	--------------
Net revenues	$811,467	908,454		1,460,317	1,580,440
	=======	=======		========	========

For the quarter and six-month periods ended July 1, 2012, decreased net revenues in the boys, games and girls categories were partially offset by increases in the preschool category. In the boys category, net revenues decreased 16% in the second quarter and 8% in the first half of 2012 as a result of lower revenue from TRANSFORMERS and BEYBLADE products, which were partially offset by higher sales of MARVEL products, primarily due to products based on the theatrical releases of THE AVENGERS in May 2012 and THE AMAZING SPIDER-MAN in July 2012. During the quarter and six months ended June 26, 2011, TRANSFORMERS revenues were higher related to the motion picture release, TRANSFOMERS: DARK OF THE MOON. NERF revenues were flat for the second quarter of 2012 compared to 2011, but decreased during the first half of 2012 as a result of lower sales during the first quarter of 2012. In the games category, net revenues for the second quarter and first half of 2012 decreased 8%. Higher revenue from MAGIC: THE GATHERING, DUEL MASTERS, BATTLESHIP and boys action gaming, including STAR WARS FIGHTER PODS, TRANSFORMERS BOT SHOTS, and MARVEL BONKAZONKS for both the second quarter and first half were more than offset by declines in other games. In the girls category, net revenues decreased 13% and 15% for the quarter and six-month periods ended July 1, 2012, respectively due to lower sales of FURREAL FRIENDS and LITTLEST PET SHOP, which were partially offset by growth in MY LITTLE PONY, and, to a lesser extent, higher revenue from EASY BAKE products. The preschool category grew 6% and 5% for the second quarter and first half of 2012, respectively. PLAYSKOOL HEROES, which includes MARVEL and TRANSFOMERS RESCUE BOTS, and SESAME STREET products each contributed to growth in both periods of 2012 compared to 2011.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

Operating profit for the quarter ended July 1, 2012 was $86,282 compared to $80,407 for the quarter ended June 26, 2011. Operating profit for the six-month period ended July 1, 2012 was $102,008 compared to an operating profit of $129,330 for the comparable six-month period of 2011. Operating profit was negatively impacted by foreign currency translation in the amount of approximately $3,300 and $4,000 for the quarter and six months ended July 1, 2012, respectively as a result of the stronger U.S. dollar in 2012. Additionally, operating profit for the six months ended July 1, 2012 includes severance costs of $11,100 and an increase in certain expenses as a result of the extra week in the first half of 2012 compared to 2011. Operating profit for both the quarter and six months ended June 26, 2011 also included costs associated with the games restructuring and formation of the Gaming Center of Excellence totaling $13,139.

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters and six months ended July 1, 2012 and June 26, 2011.

	Quarter			Six Months
			%			%
	2012	2011	Change	2012	2011	Change
	----------	------------	----------	-------------	-----------	----------
Net Revenues
U.S. and Canada segment	$ 406,588	504,950	-19%	$ 735,573	896,102	-18%
International segment	360,493	374,471	-4%	650,222	628,803	3%
Entertainment and Licensing segment	43,216	27,187	59%	72,552	51,828	40%

Operating Profit
U.S. and Canada segment	$ 60,928	57,725	6%	$ 75,339	98,737	-24%
International segment	29,851	33,750	-12%	24,767	32,017	-23%
Entertainment and Licensing segment	8,192	612	1239%	15,930	6,043	164%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment’s net revenues for the quarter ended July 1, 2012 decreased 19% to $406,588 from $504,950 for the quarter ended June 26, 2011. Net revenues for the six months ended July 1, 2012 were $735,573 compared to $896,102 for the six months ended June 26, 2011. The lower quarter and first half shipments are consistent with the Company’s expectation that a higher portion of U.S. and Canada sales will shift to the second half of the year as part of a strategy to better align shipments with consumer demand. The decrease in the quarter and six months was a result of lower revenues in the boys, games and girls categories, partially offset by increased revenues in the preschool category. Decreased revenues in the boys category resulted from lower sales of TRANSFORMERS, BEYBLADE, STAR WARS and NERF products.  These decreases were partially offset by increased sales of MARVEL products related to two motion pictures, THE AVENGERS and THE AMAZING SPIDER-MAN. In the games

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

category, increased revenue from MAGIC: THE GATHERING products, and, to a lesser extent, sales of DUEL MASTER, BATTLESHIP and boys action gaming offerings, including TRANSFORMERS and STAR WARS products, were more than offset by lower sales of other board games. Decreased revenues in the girls category were primarily the result of lower sales of FURREAL FRIENDS products and, to a lesser extent, LITTLEST PET SHOP products, partially offset by increased sales of EASY BAKE products. Net revenues in the preschool category for the quarter and six-month periods ended July 1, 2012 were higher and included growth in PLAYSKOOL HEROES products, which includes products sold under the MARVEL, TRANSFORMERS and STAR WARS brands. For the quarter ended July 1, 2012, higher sales of PLAYSKOOL HEROES products were partially offset by lower sales of SESAME STREET and TONKA products. For the six months ended July 1, 2012, higher sales of PLAYSKOOL HEROES and SESAME STREET products were partially offset by lower sales of PLAYSKOOL and TONKA products.

U.S. and Canada segment operating profit increased to $60,928, or 15.0% of net revenues, for the quarter ended July 1, 2012 compared to $57,725, or 11.4% of net revenues, for the quarter ended June 26, 2011. For the six months ended July 1, 2012 operating profit decreased to $75,339, or 10.2% of net revenues, from $98,737, or 11.0% of net revenues, for the six months ended June 26, 2011. For the quarter ended July 1, 2012, operating profit and margin were positively impacted by the mix of lower shipments of closeouts and higher sales of MAGIC: THE GATHERING products, which have a higher operating margin and lower cost of sales. For the six months ended July 1, 2012, the decrease in operating profit was primarily the result of lower revenues discussed above, as well as severance costs in connection with the reorganization and right sizing of the organization in the first quarter of 2012 and an extra week of certain expenses as the first six months of 2012 had twenty-seven weeks compared to twenty-six weeks in 2011. In addition to the revenue decline, severance costs and higher expense level due to the extra week in 2012 compared to 2011, operating margin for the six months ended July 1, 2012 was further impacted by higher marketing and advertising expense as a percentage of net revenues.

INTERNATIONAL SEGMENT

International segment net revenues decreased by 4% to $360,493 for the quarter ended July 1, 2012 from $374,471 for the quarter ended June 26, 2011. Net revenues for the six months ended July 1, 2012 increased 3% to $650,222 from $628,803 for the six months ended June 26, 2011. For the quarter ended July 1, 2012, International segment net revenues were negatively impacted by currency translation of approximately $33,400, as a result of the stronger U.S. dollar during the quarter. For the six months ended July 1, 2012, International segment net revenues were negatively impacted by currency translation of approximately $41,600 as a result of the stronger U.S. dollar in the first six months of 2012. Net revenues in Latin America increased 15% in the second quarter 2012 compared to 2011, while Europe and Asia Pacific declined 11% and 1%, respectively. Excluding the impact of currency translation in the quarter, net revenues in Latin America and Asia Pacific increased 29% and 1%, respectively, and Europe declined 1%. For the six-month period ended July 1, 2012, net revenues grew 17% in Latin America, 3% in Asia Pacific, and were flat in Europe compared to the comparable period in 2011. Excluding the impact of unfavorable currency translation for the six-month period, revenues increased by 28% in Latin America, 7% in Europe and 4% in Asia Pacific.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

Decreased International Segment net revenues in the quarter were the result of lower sales in the boys, games and girls categories partially offset by increased net revenues in the preschool category.  In the boys category, higher sales of MARVEL products were more than offset by lower sales of TRANSFORMERS and BEYBLADE products. Lower net revenues in the girls category were the result of a decline in sales of LITTLEST PET SHOP products, partially offset by higher sales of MY LITTLE PONY products. The games category benefitted from higher sales of MAGIC: THE GATHERING, BATTLESHIP and boys action gaming products. However, these increases were more than offset by lower revenues from other game brands. Net revenues in the preschool category were primarily driven by higher sales from PLAYSKOOL HEROES and SESAME STREET products, which were partially offset by lower sales of TONKA products.

Increased net revenues for the six months ended July 1, 2012 were driven by higher sales in the boys and preschool categories and partially offset by lower sales in the games and girls categories. In the boys category, higher sales of MARVEL, KRE-O and STAR WARS products were partially offset by lower sales of TRANSFORMERS and BEYBLADE products. Increases in the preschool category were driven by higher sales of PLAYSKOOL HEROES and SESAME STREET products which were partially offset by lower sales of PLAYSKOOL and TONKA products. The games category benefitted from higher sales of MAGIC: THE GATHERING, BATTLESHIP and boys action gaming products. However, these increases were more than offset by lower revenues from other game brands. The decline in the girls category was the result of lower sales of LITTLEST PET SHOP products, partially offset by higher sales of MY LITTLE PONY products.

International segment operating profit decreased to $29,851, or 8.3% of net revenues, for the quarter ended July 1, 2012 from $33,750, or 9.0% of net revenues, for the quarter ended June 26, 2011. For the six months ended July 1, 2012, operating profit decreased to $24,767, or 3.8% of net revenues, from $32,017, or 5.1% of net revenues, for the six months ended June 26, 2011. International segment operating profit was negatively impacted by currency translation of approximately $2,200 and $2,400 for the quarter and six months ended July 1, 2012, respectively. The decrease in operating profit and margin for the quarter is primarily the result of decreased revenues as well as higher marketing and sales expense. The decrease in operating profit and margin for the six month period is primarily the result of product mix, higher selling, distribution and administration expense which reflects the recent investments in emerging markets, the extra week of certain expenses in 2012 and severance charges recognized in the first quarter of 2012.

ENTERTAINMENT AND LICENSING SEGMENT

Entertainment and Licensing segment net revenues for the quarter ended July 1, 2012 increased 59% to $43,216 from $27,187 for the quarter ended June 26, 2011. Net revenues for the six months ended July 1, 2012 were $72,552 compared to $51,828 for the six months ended June 26, 2011. The increase was primarily due to increased sales of television programming in all formats, including global television distribution, digital distribution and home entertainment.

Entertainment and Licensing segment operating profit increased to $8,192 for the quarter ended July 1, 2012 compared to $612 for the quarter ended June 26, 2011. For the six months ended July 1, 2012 operating profit increased to $15,930 from $6,043 for the six

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

months ended June 26, 2011. The increase in operating profit primarily reflects the increased net revenues discussed above. While the Company’s participation in THE HUB is a component of the Company’s television operations, the Company’s 50% share in the earnings (loss) are included in other (income) expense and therefore are not a component of operating profit of the segment.

COSTS AND EXPENSES
-----------------------------------
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters and six months ended July 1, 2012 and June 26, 2011.

	Quarter -----------		Six Months ------------------
	2012	2011	2012	2011
	-----------	-----------	-----------	-----------
Cost of sales	38.5%	41.6%	39.0%	40.8%
Royalties	8.7	9.0	8.4	7.9
Product development	6.2	6.0	6.5	6.4
Advertising	9.8	9.0	9.9	9.4
Amortization of intangibles	1.4	1.2	1.5	1.3
Program production cost amortization	1.2	0.8	0.9	0.7
Selling, distribution and administration	23.6	23.5	26.8	25.3

Cost of sales decreased to $311,984, or 38.5% of net revenues, for the quarter ended July 1, 2012 from $378,010, or 41.6% of net revenues, for the quarter ended June 26, 2011. For the six months ended July 1, 2012 cost of sales decreased to $569,020, or 39.0% of net revenues, from $645,256, or 40.8% of net revenues for the six months ended June 26, 2011. Cost of sales for the six month period of 2012 includes severance cost of approximately $2,800. The decrease in cost of sales for the quarter and six months primarily reflects the decreased net revenues for those periods as well as a higher portion of net revenue from the Entertainment and Licensing segment and MAGIC: THE GATHERING products which have a higher operating margin and have lower cost of sales. Cost of sales as a percentage of net revenues for the quarter declined as a result of the lower impact from sales of closeout inventory in 2012 compared to 2011.

Royalty expense for the quarter ended July 1, 2012 decreased to $70,893, or 8.7% of net revenues, from $82,197, or 9.0% of net revenues, for the quarter ended June 26, 2011. Royalty expense for the six months ended July 1, 2012 decreased in dollars but increased as a percentage of net revenues to $123,327, or 8.4% of net revenues, from $125,423, or 7.9% of net revenues, for the comparable period of 2011. Lower royalty expense for the quarter was the result of lower sales of certain royalty-bearing entertainment-based products, primarily TRANSFORMERS and BEYBLADE products. Lower royalty expense for the six month period was the result of lower sales described above, partially offset by higher sales of certain royalty-bearing entertainment-based products, primarily MARVEL and SESAME STREET products.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Product development expenses for the quarter ended July 1, 2012 decreased in dollars but increased as percentage of net revenues to $50,113, or 6.2% of net revenues, from $54,965, or 6.0% of net revenues, for the quarter ended June 26, 2011. For the six months ended July 1, 2012, product development expense decreased to $95,039, or 6.5% of net revenues compared to $100,783, or 6.4% of net revenues, for the comparable period of 2011. Product development expense for the quarter and six month period in 2011 included approximately $6,500 of expense related to the Company’s reorganization of its games business in the second quarter of 2011. Product development expense for the six month period in 2012 includes approximately $2,400 of severance costs in the first quarter of 2012, as well as higher employee costs due to the extra week in 2012 compared to 2011.

Advertising expense for the quarter ended July 1, 2012 decreased in dollars but increased as a percentage of net revenues to $79,297, or 9.8% of net revenues, compared to $81,770, or 9.0% of net revenues, for the quarter ended June 26, 2011. For the six months ended July 1, 2012 advertising expense decreased in dollars but increased as a percentage of net revenues to $144,342, or 9.9% of net revenues, compared to $148,307, or 9.4% of net revenues, for the comparable period of 2011. The increase in advertising expense as a percentage of net revenues in 2012 reflects the Company’s strategy of increasing its spend in consumer-facing marketing and advertising.

Amortization of intangibles increased to $11,501, or 1.4% of net revenues, in the second quarter of 2012 from $10,598, or 1.2% of net revenues, in the second quarter of 2011. For the six months ended July 1, 2012, amortization expense was $22,156 or 1.5% of net revenues compared to $21,294 or 1.3% of net revenues in the six months ended June 26, 2011.

Program production cost amortization increased to $10,018, or 1.2% of net revenues, for the quarter ended July 1, 2012 from $7,121, or 0.8% of net revenues, for the quarter ended June 26, 2011. Program production cost amortization increased to $13,156, or 0.9% of net revenues, for the six months ended July 1, 2012, from $10,238, or 0.7%, of net revenues, for the six months ended June 26, 2011. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.

For the quarter ended July 1, 2012, the Company's selling, distribution and administration expenses decreased to $191,379, or 23.6% of net revenues, from $213,386, or 23.5% of net revenues, for the quarter ended June 26, 2011. For the six months ended July 1, 2012, selling, distribution and administration expenses decreased in dollars but increased as a percentage of net revenues to $391,269, or 26.8% of net revenues, from $399,809, or 25.3% of net revenues, for the six months ended June 26, 2011. The quarter and six months ended June 26, 2011 includes $6,600 related to the Company’s reorganization of its games business in the second quarter of 2011. The six months ended July 1, 2012 includes approximately $5,900 of severance costs related to the Company’s reorganization of its U.S. and Canada segment. The decrease for the quarter and six months also reflects lower shipping expense as a result of the lower net revenues in 2012 compared to 2011 discussed above as well as positive impact of foreign currency translation due to the stronger U.S. dollar in 2012 compared to 2011.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

NON-OPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the second quarter of 2012 decreased 1.9% to $22,413 from $22,848 in the second quarter of 2011. For the six months ended July 1, 2012 interest expense increased to $45,525 from $44,223 in 2011. The increase in interest expense for the six months ended July 1, 2012 primarily reflects higher average short-term borrowings as well as the impact of the extra week of interest expense on long-term debt in the first quarter of 2012 compared to 2011.

Interest income for the second quarter ended July 1, 2012 was $1,689 compared to $1,464 for the quarter ended June 26, 2011. Interest income for the six months ended July 1, 2012 was $4,164 compared to $2,876 in 2011. The increase in interest income for the quarter and six months ended July 1, 2012 primarily reflects higher returns on invested cash and cash equivalents.

Other (income) expense, net, was $5,899 for the second quarter of 2012, compared to $6,069 for the second quarter of 2011. Other (income) expense, net, for the six months ended July 1, 2012 was $5,854 compared to $12,191 in 2011. Other (income) expense, net in the quarter and six month periods includes the Company’s 50% share in the losses (earnings) of THE HUB.  During the second quarter of 2012, the Company recognized losses from THE HUB of approximately $2,400 compared to gains of approximately $200 during the second quarter of 2011. In addition, foreign currency losses for the quarter were approximately $700 in 2012 compared to approximately $3,100 in 2011. During the first half of 2012, the Company recognized losses from THE HUB of approximately $4,200 compared to a loss of approximately $1,800 during the first half of 2011. Foreign currency gains were approximately $1,000 for the six months ended July 1, 2012 compared to foreign currency losses of approximately $6,700 in 2011. Foreign currency losses for the six months ended June 26, 2011 include a loss of approximately $3,700 related to the termination of certain hedging instruments.

INCOME TAXES

-----------------------

Income tax expense for the quarter ended July 1, 2012 was $16,232 on pretax earnings of $59,659 compared to income tax benefit of $5,097 on pretax earnings of $52,954 for the quarter ended June 26, 2011.  Income tax expense for the six months ended July 1, 2012 was $13,945 on pretax earnings of $54,793 compared to income tax expense of $545 on pretax earnings of $75,792 for the six months ended June 26, 2011. Both periods, as well as the full year 2011, are impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. Income tax expense for the quarter and six months ended June 26, 2011 also includes a $20,477 tax benefit as a result of the effective settlement of the 2006 and 2007 IRS exam during the second quarter of 2011.  Absent these tax benefits and other discrete tax events, the effective six month income tax rates for 2012 and 2011 were 26.8% and 27.7%, respectively.  The adjusted rate of 26.8% for the six months ended July 1, 2012 is comparable to the full year 2011 adjusted rate of 26.2%, increasing primarily due to our expectations of increased earnings in higher tax jurisdictions.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

OTHER INFORMATION

---------------------------------

Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business than the first half. The Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year and as the Company shifts more of its U.S. and Canada segment shipments to the second half of the year to better align with consumer demand. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
The Company has historically generated a significant amount of cash from operations. In 2011 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit, primarily under its commercial paper program.

During the first half of 2012, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, sale of commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs for the remainder of 2012. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company’s financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

As of July 1, 2012 the Company’s cash and cash equivalents totaled $779,931, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

the majority of undistributed earnings of international subsidiaries as the majority of such earnings are indefinitely reinvested by the Company. Such international cash balances are not available to fund U.S. cash requirements unless the Company decided to repatriate such funds. The Company currently has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds. If the Company’s assessment of indefinite reinvestment of international earnings changes, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the U.S. and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company’s cash and cash equivalents held outside of the U.S. as of July 1, 2012 is denominated in the U.S. dollar.

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

Net cash provided by operating activities in the first six months of 2012 was $200,781 compared to net cash provided of $128,855 in the first six months of 2011. The increase in operating cash flows in 2012 is primarily due to higher collection of accounts receivable, partially offset by increased payments of accounts payable and accrued liabilities and increased inventories.

Accounts receivable decreased 22% to $651,410 at July 1, 2012 from $837,972 at June 26, 2011. The accounts receivable balance at July 1, 2012 includes a decrease of approximately $34,600 as a result of a stronger U.S. dollar at July 1, 2012 as compared to June 26, 2011. Absent the impact of foreign currency translation, decreases in accounts receivable are primarily the result of lower net revenues for the quarter ended July 1, 2012 compared to net revenues for the quarter ended June 26, 2011 as well as increased collections. Days sales outstanding decreased to 72 days at July 1, 2012 compared to 83 days at June 26, 2011 reflecting the timing of shipments and collections in 2012 compared to 2011.

Inventories decreased to $416,905 at July 1, 2012 from $426,930 at June 26, 2011. The inventory balance at July 1, 2012 includes a decrease of approximately $23,400 as a result of a stronger U.S. dollar at July 1, 2012 as compared to June 26, 2011. Absent the impact of foreign exchange, inventories increased by approximately $13,400 which is primarily due to growth in emerging markets, specifically Russia and Latin America, partially offset by lower inventories in the U.S. and Canada.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Prepaid expenses and other current assets increased to $297,580 at July 1, 2012 compared to $196,425 at June 26, 2011. Approximately $70,000 of the increase is due to higher non-income based tax receivables which are partially offset by a decrease of approximately $15,000 as a result of a stronger U.S. dollar at July 1, 2012 compared to June 26, 2011. These tax receivables are primarily related to value added taxes in Europe that are due to the Company, primarily in France and Spain, which are expected to be collected during the remainder of 2012. The increase is primarily due to changes in the legal structure of the Company’s European business, which have resulted in larger outstanding balances and longer periods for reimbursement. The remainder of the increase relates to outstanding foreign exchange contracts and prepaid royalties.

Accounts payable and accrued liabilities decreased to $618,088 at July 1, 2012 from $694,095 at June 26, 2011. The accounts payable and accrued liabilities balance at July 1, 2012 includes a decrease of approximately $21,400 as a result of a stronger U.S. dollar at July 1, 2012 as compared to June 26, 2011. Absent the impact of foreign exchange, accounts payable and accrued expenses decreased approximately $54,600, primarily related to decreased accrued royalties due to lower sales of royalty-bearing BEYBLADE and TRANSFORMERS products, lower unrealized losses on the Company’s foreign exchange contracts due to the stronger U.S. dollar at July 1, 2012, lower accrued advertising expense due to timing of payments and lower accrued non-income taxes. These tax accruals primarily consist of international balances which were higher in 2011 as compared to 2012 due to changes in the legal structure of the Company’s European business. These decreases were partially offset by higher accrued dividends.

Property, plant, and equipment, net decreased to $223,383 at July 1, 2012 from $239,201 at June 26, 2011.  Goodwill and other intangible assets, net decreased to $919,681 at July 1, 2012 from $964,858 at June 26, 2011. This decrease is entirely due to amortization of intangibles.

Other assets increased to $725,831 at July 1, 2012 from $690,581 at June 26, 2011. Other assets at July 1, 2012 included an increase of approximately $20,100 related to television programming from June 26, 2011. The Company incurs certain costs in connection with the production of television programming which are capitalized by the Company as they are incurred and amortized based on the proportion of revenues related to the program recognized for such period to the estimated remaining ultimate revenues relating to the program. In addition to television programming, royalty advances and other receivables also contributed to the increase. These increases were partially offset by a decrease in the Company’s equity investment in THE HUB which decreased to $332,567 at July 1, 2012 from $348,749 at June 26, 2011.  The decrease in THE HUB investment was due to the Company’s share of THE HUB’s losses during the past year as well as cash distributions related to income taxes received by the Company during the first quarter of 2012.

Other liabilities increased to $376,981 at July 1, 2012 from $362,570 at June 26, 2011. Higher non-current liabilities are the result of higher uncertain income tax positions and pension liabilities at July 1, 2012 compared to June 26, 2011, which are consistent with the Company’s position at December 25, 2011. Increases were partially offset by decreased liabilities related to foreign exchange contracts resulting from the stronger U.S. dollar in 2012 compared to 2011.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net cash utilized by investing activities was $44,143 in the first six months of 2012 compared to $57,788 in the first six months of 2011. Additions to property, plant and equipment were $50,084 in 2012 compared to $51,116 in 2011. The 2011 utilization also includes the Company’s purchase of intellectual property for approximately $10,000. These uses of cash were partially offset by cash distributions from THE HUB of approximately $7,100 and $4,000 during the first six months of 2012 and 2011, respectively.

Net cash utilized by financing activities was $14,085 in the first six months of 2012 compared to net cash utilized by financing activities of $221,004 in the first six months of 2011. Cash payments related to purchases of the Company’s common stock were $9,926 for the first six months of 2012 compared to $172,177 in 2011. At July 1, 2012, the Company had $217,349 remaining available under a $500,000 May 2011 Board of Directors share repurchase authorization. Dividends paid were $85,317 for the six months ended July 1, 2012 compared to $75,110 in 2011 which reflects an increase in the dividend rates paid during the first half of 2012 compared to 2011. Proceeds from short-term borrowings were $39,756 for the six months ended July 1, 2012 compared to repayments of short-term borrowings of $1,975 for the six months ended June 26, 2011.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company’s short-term liquidity needs.  At July 1, 2012, the Company had approximately $210,500 in borrowings outstanding related to the Program. There were no borrowings outstanding at June 26, 2011.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $500,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended July 1, 2012. The Company had no borrowings outstanding under its committed revolving credit facility at July 1, 2012. However, the Company had letters of credit outstanding under this facility of approximately $1,100 at July 1, 2012. Amounts available and unused under the committed line at July 1, 2012 were approximately $498,900. The Company intends to utilize the Agreement as a secondary funding facility and to support the Program noted above. The Company also has other uncommitted lines from various banks, of which approximately $29,400

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

was utilized at July 1, 2012. Of the amount utilized under the uncommitted lines, approximately $10,000 and $19,400 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at July 1, 2012 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $183,300 and purchase commitments of $517,593 outstanding at July 1, 2012. Letters of credit and similar instruments include $162,700 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

Other contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report.  The table of contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities.  These liabilities were $99,202 at July 1, 2012, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

FINANCIAL RISK MANAGEMENT

--------------------------------------------------

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound, Swiss franc, Canadian dollar, Brazilian real and Mexican peso and, to a lesser extent, other currencies in Europe, Latin American and Asia Pacific countries.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At July 1, 2012, these contracts had net unrealized gains of $14,292, of which $10,061 are recorded in prepaid expenses and other current assets, $4,996 are recorded in other assets, $15 are recorded in accrued liabilities and $750 are recorded in other liabilities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Included in accumulated other comprehensive income at July 1, 2012 are deferred gains, net of tax, of $14,288, related to these derivatives.

At July 1, 2012, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. Also at July 1, 2012, the Company had fixed-for-floating interest rate swaps with notional amounts of $400,000. The interest rate swaps are designed to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At July 1, 2012, these contracts had a fair value of $14,662, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 1, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 1, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments from the Mexican tax authorities relating to the years 2000 through 2005. These tax assessments, which total approximately $191 million in aggregate (including interest, penalties, and inflation updates at July 1, 2012 exchange rates), relate to transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; and the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging the 2005 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2004, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of July 1, 2012, bonds totaling approximately $163 million (at July 1, 2012 exchange rates) have been posted related to the 2000 through 2004 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2005 assessment as the Company is challenging it through administrative appeals.

The Company is currently party to certain other legal proceedings, none of which it believes to be material to its business or financial condition.

Item 1A.  Risk Factors.

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These forward-looking statements may include statements concerning the Company’s product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial business goals, expectations for achieving the Company’s financial business goals and other objectives and anticipated uses of cash and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

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

•

the Company's ability to manufacture, source and ship new and continuing products in a timely and cost-effective manner and customers' and consumers' acceptance and purchase of those products in quantities and at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs;

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

•

unexpected costs, difficulties or delays associated with the creation of Hasbro’s Gaming Center of Excellence in Rhode Island and execution of the Company’s plans to reinvent our gaming business;

•

delays, increased costs or difficulties associated with the development and release of  planned entertainment for which we intend to offer products;

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

•

greater than expected costs or difficulties associated with the Company’s investment in its television joint venture with Discovery Communications, LLC to run THE HUB network and the creation of new programming content to appear on the network and elsewhere;

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

•

the risk that the Company may face product recalls or product liability suits relating to products it manufactures or distributes which may have significant direct costs to the Company and which may also harm the reputation of the Company and its products, potentially harming future product sales;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2012 4/2/12 – 4/29/12	43,850	$36.1150	43,850	$220,685,512
May 2012 4/30/12 – 6/3/12	49,800	$35.4553	49,800	$218,919,839
June 2012 6/4/12 – 7/1/12	46,084	$34.0952	46,084	$217,348,598
Total	139,734	$35.2138	139,734	$217,348,598

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

HASBRO, INC. --------------------- (Registrant)

Date: August 3, 2012	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended July 1, 2012

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