Form 10-Q
period 2012-09-30
HASBRO INC
filed 2012-11-07
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012	Commission file number 1-6682

HASBRO, INC.
(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 22, 2012 was 129,926,567.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 30,	Sept. 25,	Dec. 25,
Assets	2012	2011	2011
	---------	---------	---------
Current assets:
Cash and cash equivalents	$696,733	186,962	641,688
Accounts receivable, less allowance
for doubtful accounts of $26,000,
$32,700 and $23,700	1,195,517	1,260,521	1,034,580
Inventories	463,433	518,866	333,993
Prepaid expenses and other current assets	263,297	243,956	243,431
	--------------	--------------	--------------
Total current assets	2,618,980	2,210,305	2,253,692

Property, plant and equipment, less accumulated
depreciation of $480,600, $447,900 and
$453,700	217,636	220,412	218,021
	--------------	--------------	--------------

Other assets:
Goodwill	474,741	475,043	474,792
Other intangibles, less accumulated amortization
of $650,900, $608,300 and $622,500	432,402	479,818	467,293
Other	702,528	699,148	716,976
	--------------	--------------	--------------
Total other assets	1,609,671	1,654,009	1,659,061
	--------------	--------------	--------------

Total assets	$4,446,287	4,084,726	4,130,774
	========	========	========

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	Sept. 30,	Sept. 25,	Dec. 25,
Liabilities and Shareholders' Equity	2012	2011	2011
	---------	---------	---------
Current liabilities:
Short-term borrowings	$264,745	13,168	180,430
Accounts payable	237,400	246,461	134,864
Accrued liabilities	624,474	682,814	627,050
	--------------	--------------	--------------
Total current liabilities	1,126,619	942,443	942,344

Long-term debt	1,398,906	1,405,071	1,400,872
Other liabilities	393,873	355,970	370,043
	--------------	--------------	--------------
Total liabilities	2,919,398	2,703,484	2,713,259
	--------------	--------------	--------------
Shareholders' equity:
Preference stock of $2.50 par
value. Authorized 5,000,000
shares; none issued	-	-	-
Common stock of $.50 par value.
Authorized 600,000,000 shares;
issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	648,235	641,214	630,044
Retained earnings	3,270,534	3,104,738	3,205,420
Accumulated other comprehensive loss	(38,235)	(14,965)	(35,943)
Treasury stock, at cost; 79,295,919 shares at
September 30, 2012, 80,228,053 at
September 25, 2011 and 81,061,373 at
December 25, 2011	(2,458,492)	(2,454,592)	(2,486,853)
	--------------	--------------	--------------
Total shareholders' equity	1,526,889	1,381,242	1,417,515
	--------------	--------------	--------------

Total liabilities and shareholders' equity	$4,446,287	4,084,726	4,130,774
	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011
	-------------------	------------------	-------------------	-------------------
Net revenues	$1,345,137	1,375,811	2,805,454	2,956,251
Costs and expenses:
Cost of sales	586,516	599,524	1,155,536	1,244,780
Royalties	89,224	109,257	212,551	234,680
Product development	48,472	49,504	143,511	150,287
Advertising	134,997	130,396	279,339	278,703
Amortization of intangibles	12,636	11,084	34,792	32,378
Program production cost amortization	12,794	7,844	25,950	18,082
Selling, distribution and administration	210,876	220,130	602,145	619,939
	------------	------------	------------	------------
Total costs and expenses	1,095,515	1,127,739	2,453,824	2,578,849
	------------	------------	------------	------------
Operating profit	249,622	248,072	351,630	377,402
	------------	------------	------------	------------
Non-operating (income) expense:
Interest expense	23,043	22,479	68,568	66,702
Interest income	(1,270)	(3,017)	(5,434)	(5,893)
Other expense, net	2,900	7,153	8,754	19,344
	------------	------------	------------	------------
Total non-operating expense, net	24,673	26,615	71,888	80,153
	------------	------------	------------	------------
Earnings before income taxes	224,949	221,457	279,742	297,249
Income tax expense	60,097	50,467	74,042	51,012
	------------	------------	------------	------------
Net earnings	$164,852	170,990	205,700	246,237
	=======	=======	=======	=======

Net earnings per common share:
Basic	$1.26	1.29	1.58	1.82
	=======	=======	=======	=======
Diluted	$1.24	1.27	1.56	1.78
	=======	=======	=======	=======
Cash dividends declared per
common share	$0.36	0.30	1.08	0.90
	=======	=======	=======	=======

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	-------------------------------		-------------------------------
	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011
	---------	---------	----------	---------
Net earnings	$ 164,852	170,990	205,700	246,237
	-------------	-------------	-------------	-------------
Other comprehensive earnings (loss):
Foreign currency translation adjustments	9,020	(42,789)	1,113	(9,767)
Net (losses) gains on cash flow hedging activities, net of tax	(5,989)	20,755	974	(16,585)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(1,623)	2,900	(4,379)	3,238
	-------------	-------------	-------------	-------------
Total other comprehensive earnings (loss), net of tax	1,408	(19,134)	(2,292)	(23,114)
	-------------	-------------	-------------	-------------
Total comprehensive earnings	$ 166,260	151,856	203,408	223,123
	========	========	========	========

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)
	Nine Months Ended
	--------------------------------------
	Sept. 30, 2012	Sept. 25, 2011
	-------------------	------------------
Cash flows from operating activities:
Net earnings	$ 205,700	246,237
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation of plant and equipment	75,113	85,039
Amortization of intangibles	34,792	32,378
Program production cost amortization	25,950	18,082
Deferred income taxes	(1,694)	(23,344)
Stock-based compensation	18,040	24,190
Change in operating assets and liabilities:
Increase in accounts receivable	(141,259)	(316,896)
Increase in inventories	(125,472)	(167,726)
Increase in prepaid expenses and other current assets	(196)	(63,408)
Program production costs	(41,195)	(60,603)
Increase in accounts payable and accrued liabilities	72,486	228,805
Other, including long-term advances	21,351	(1,708)
	------------	------------
Net cash provided by operating activities	143,616	1,046
	------------	------------
Cash flows from investing activities:
Additions to property, plant and equipment	(74,896)	(71,675)
Investments and acquisitions, net of cash acquired	-	(11,585)
Other	2,558	4,902
	------------	------------
Net cash utilized by investing activities	(72,338)	(78,358)
	------------	------------
Cash flows from financing activities:
Net proceeds (repayments) from short-term borrowings	83,380	(13)
Purchases of common stock	(15,079)	(384,800)
Stock option transactions	40,661	25,721
Excess tax benefits from stock-based compensation	8,521	8,969
Dividends paid	(132,231)	(115,330)
	------------	------------
Net cash utilized by financing activities	(14,748)	(465,453)
	------------	------------
Effect of exchange rate changes on cash	(1,485)	1,931
	------------	------------
Increase (decrease) in cash and cash equivalents	55,045	(540,834)
Cash and cash equivalents at beginning of year	641,688	727,796
	------------	------------
Cash and cash equivalents at end of period	$ 696,733	186,962
	=======	=======

Supplemental information
Cash paid during the period for:
Interest	$ 79,724	77,023
Income taxes	$ 50,446	26,897

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”) as of September 30, 2012 and September 25, 2011, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended September 30, 2012 and September 25, 2011 are 13-week periods. The nine-month periods ended September 30, 2012 and September 25, 2011 are 40-week and 39-week periods, respectively.

The results of operations for the quarter and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2011 periods representative of those actually experienced for the full year 2011.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings Per Share

Net earnings per share data for the quarters and nine months ended September 30, 2012 and September 25, 2011 were computed as follows:

	2012		2011
	-----------------		-----------------
Quarter ----------	Basic -------	Diluted --------	Basic -------	Diluted --------
Net earnings	$ 164,852	164,852	170,990	170,990
	=======	=======	=======	=======

Average shares outstanding	130,619	130,619	132,448	132,448
Effect of dilutive securities:
Options and other share-based awards	-	1,864	-	2,476
	------------	------------	------------	------------
Equivalent shares	130,619	132,483	132,448	134,924
	=======	=======	=======	=======

Net earnings per common share	$ 1.26	1.24	1.29	1.27
	=======	=======	=======	=======

	2012		2011
	-----------------		-----------------
Nine Months ---------------	Basic -------	Diluted ---------	Basic -------	Diluted ---------
Net earnings	$ 205,700	205,700	246,237	246,237
	=======	=======	=======	=======

Average shares outstanding	130,146	130,146	135,388	135,388
Effect of dilutive securities:
Options and other share-based awards	-	1,893	-	2,985
	------------	------------	------------	------------
Equivalent shares	130,146	132,039	135,388	138,373
	=======	=======	=======	=======

Net earnings per common share	$ 1.58	1.56	1.82	1.78
	=======	=======	=======	=======

For the quarters ended September 30, 2012 and September 25, 2011, options to acquire shares totaling 3,478 and 1,851, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended September 30, 2012 and September 25, 2011, options to acquire shares totaling 3,508 and 1,394, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings are presented within the consolidated statements of comprehensive earnings. The related tax benefit (expense) of gains (losses) on cash flow hedging activities within other comprehensive earnings was $861 and $(1,000) for the quarter and nine-month periods ended September 30, 2012, respectively. The income tax expense related to reclassification adjustments of net gains on cash flow hedging activities from other comprehensive earnings was $501 and $1,063 for the quarter and nine-month periods ended September 30, 2012, respectively.

The related tax (expense) benefit of gains (losses) on cash flow hedging activities within other comprehensive earnings were $(3,377) and $2,308 for the quarter and nine-month periods ended September 25, 2011, respectively.  The income tax benefit related to reclassification adjustments for net losses on cash flow hedging activities from other comprehensive earnings were $477 and $251 for the quarter and nine-month periods ended September 25, 2011, respectively.

At September 30, 2012, the Company had remaining deferred gains on hedging instruments, net of tax, of $6,676 in accumulated other comprehensive earnings (“AOCE”). These instruments hedge certain forecasted inventory purchases and other cross-border transactions through 2013. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or receipt or payment of other cross-border transactions. Of the amount included in AOCE at September 30, 2012, the Company expects approximately $5,843 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

Changes in the components of accumulated other comprehensive earnings (loss) for the nine months ended September 30, 2012 and September 25, 2011 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2012	-------------	----------------	----------------	----------------
Balance at Dec. 25, 2011	$ (86,822)	10,081	40,798	(35,943)
Current period other comprehensive earnings (loss)	-	(3,405)	1,113	(2,292)
	------------	------------	------------	------------
Balance at Sept. 30, 2012	$ (86,822)	6,676	41,911	(38,235)
	=======	=======	=======	=======
2011
Balance at Dec. 26, 2010	$ (69,925)	15,432	62,642	8,149
Current period other comprehensive earnings (loss)	-	(13,347)	(9,767)	(23,114)
	------------	------------	------------	------------
Balance at Sept. 25, 2011	$ (69,925)	2,085	52,875	(14,965)
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(4) Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 30, 2012, September 25, 2011 and December 25, 2011, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at September 30, 2012, September 25, 2011 and December 25, 2011 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company’s long-term borrowings as of September 30, 2012, September 25, 2011 and December 25, 2011 are as follows:

	Sept. 30, 2012		Sept. 25, 2011		Dec. 25, 2011
	--------------------		--------------------		----------------------------
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
	-------	------	-------	------	-------	------
6.35% Notes Due 2040	$ 500,000	599,300	500,000	547,200	500,000	540,850
6.125% Notes Due 2014	439,011	459,680	445,176	467,245	440,977	462,868
6.30% Notes Due 2017	350,000	409,325	350,000	402,780	350,000	400,400
6.60% Debentures Due 2028	109,895	127,478	109,895	120,775	109,895	120,148
	-------------	-------------	-------------	-----------	-------------	-----------
Total long-term debt	$1,398,906	1,595,783	1,405,071	1,538,000	1,400,872	1,524,266
	=======	=======	=======	=======	=======	=======

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $14,011, $20,176, and $15,977 at September 30, 2012, September 25, 2011 and December 25, 2011, respectively, related to interest rate swaps.  All other carrying costs represent principal amounts.  Total principal amount of long-term debt at September 30, 2012, September 25, 2011 and December 25, 2011 was $1,384,895.

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

The Company is party to a series of interest rate swap agreements which effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps have a total notional amount of $400,000 with maturities in 2014 which match the maturity date of the related notes. In each of the contracts, the Company receives payments based upon a fixed interest rate of 6.125%, which matches the interest rate of the notes being hedged, and makes payments based upon a floating rate based on Libor. These contracts are designated and effective as hedges of the

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

change in the fair value of the associated debt. At September 30, 2012, September 25, 2011 and December 25, 2011, the fair values of these contracts were $14,011, $20,176, and $15,977, respectively, which are recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded losses of $651 and $1,966 for the quarter and nine months ended September 30, 2012, respectively and gains of $2,040 and $7,390 for the quarter and nine months ended September 25, 2011, respectively, on these instruments in other (income) expense, net relating to the change in fair value of such derivatives, wholly offsetting (gains) losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

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

In connection with tax examinations in Mexico for the years 2000 to 2005, the Company has received tax assessments totaling approximately $195,760 (at September 30, 2012 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending.  In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of September 30, 2012, bonds totaling approximately $165,960 (at September 30, 2012 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amount of the 2005 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2005.

At September 30, 2012, the Company has a liability for uncertain tax benefits, including potential interest and penalties, totaling $108,228 which is a component of other liabilities. The Company believes it is reasonably possible that it may make approximately $5,900 of net tax payments and reduce its liability for uncertain tax benefits within the next 12 months related to the resolution of an uncertain tax position.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 30, 2012, September 25, 2011 and December 25, 2011, these investments totaled $23,403, $20,095 and $19,657 respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheet. The Company recorded net gains of $1,082 and $1,847 on these investments in other (income) expense, net for the quarter and nine months ended September 30, 2012, respectively, related to the change in fair value of such investments. For the quarter and nine months ended September 25, 2011, the Company recorded net (losses) gains of $(24) and $499, respectively, on these investments in other (income) expense, net, related to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At September 30, 2012, September 25, 2011 and December 25, 2011, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	--------	--------	--------	--------
September 30, 2012
--------------------------
Assets:
Available-for-sale securities	$ 23,415	12	18,403	5,000
Derivatives	22,088	-	19,699	2,389
	--------	-------	---------	-------
Total assets	$ 45,503	12	38,102	7,389
	=====	====	======	====

Liabilities:
Derivatives	$ 2,312	-	2,312	-
	=====	====	======	====
September 25, 2011
--------------------------
Assets:
Available-for-sale securities	$ 20,119	24	20,095	-
Derivatives	35,346	-	32,466	2,880
	--------	-------	---------	-------
Total assets	$ 55,465	24	52,561	2,880
	=====	====	======	====

Liabilities:
Derivatives	$ 7,262	-	7,262	-
	=====	====	======	====
December 25, 2011
--------------------------
Assets:
Available-for-sale securities	$ 19,669	12	19,657	-
Derivatives	29,500	-	25,776	3,724
	--------	-------	---------	-------
Total assets	$ 49,169	12	45,433	3,724
	=====	====	======	====

Liabilities:
Derivatives	$ 1,908	-	1,908	-
	=====	====	======	====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. In 2012 the Company purchased an available-for-sale investment which invests in hedge funds which contain financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s derivatives also include interest rate swaps used to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The fair values of the interest rate swaps are measured based on the present value of future cash flows using the swap curve as of the valuation date. The remaining derivative instruments consist of warrants to purchase common stock of an unrelated company. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2012.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2012	2011
	-----------	-----------
Balance at beginning of year	$ 3,724	9,155
Purchases	5,000	-
Loss from change in fair value	(1,335)	(6,275)
	--------	--------
Balance at end of third quarter	$ 7,389	2,880
	=====	=====

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2012 and September 25, 2011 are as follows:

	Quarter Ended
	--------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011
	-------	-------	-------	-------
Service cost	$ 1,001	1,023	183	171
Interest cost	5,104	5,144	440	440
Expected return on assets	(5,377)	(6,172)	-	-
Net amortization and deferrals	1,788	1,288	20	18
Curtailment loss	673	-	-	-
	--------	--------	--------	--------
Net periodic benefit cost	$ 3,189	1,283	643	629
	=====	=====	=====	=====

	Nine Months Ended
	-----------------------------

	Pension		Postretirement
	------------------		------------------
	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011
	-------	-------	-------	-------
Service cost	$ 3,280	3,192	551	513
Interest cost	15,650	15,598	1,320	1,320
Expected return on assets	(16,280)	(18,679)	-	-
Net amortization and deferrals	5,457	3,878	60	54
Curtailment loss	673	-	-	-
	--------	--------	--------	--------
Net periodic benefit cost	$ 8,780	3,989	1,931	1,887
	=====	=====	=====	=====

During the first three quarters of fiscal 2012, the Company made cash contributions to its defined benefit pension plans of approximately $5,500 in the aggregate. The Company expects to contribute approximately $1,600 during the remainder of fiscal 2012.

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

The Company also has warrants to purchase common stock of an unrelated company that constitute and are accounted for as derivatives. For additional information related to these warrants see Note 6. In addition, the Company is party to several interest rate swap agreements to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. For additional information related to these interest rate swaps see Note 4.

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

At September 30, 2012, September 25, 2011 and December 25, 2011, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows.

	Sept. 30, 2012		Sept. 25, 2011		Dec. 25, 2011
	---------------		---------------		---------------
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
----------------------------	--------------	----------	-------------	-----------	------------	----------
Inventory purchases	$ 431,666	4,569	500,863	965	379,688	7,974
Intercompany royalty transactions	156,358	1,297	164,456	1,616	117,192	2,126
Sales	152,763	(2,925)	53,310	242	-	-
Other	9,956	273	6,957	5	29,517	(360)
	------------	----------	------------	----------	------------	----------
Total	$ 750,743	3,214	725,586	2,828	526,397	9,740
	=======	======	=======	======	=======	======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 30, 2012, September 25, 2011 and December 25, 2011 as follows:

	Sept. 30, 2012	Sept. 25, 2011	Dec. 25, 2011
	-------------------	-------------------	-------------------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ 5,677	15,313	11,965
Unrealized losses	(2,692)	(4,936)	(4,187)
	------------	------------	------------
Net unrealized gain	2,985	10,377	7,778
	------------	------------	------------
Other assets
---------------------
Unrealized gains	2,448	1,913	2,113
Unrealized losses	(360)	-	(92)
	------------	------------	------------
Net unrealized gain	2,088	1,913	2,021
	------------	------------	------------
Total asset derivatives	$ 5,073	12,290	9,799
	=======	=======	=======
Accrued liabilities
------------------------------
Unrealized gains	$ 2,816	415	12
Unrealized losses	(4,617)	(3,712)	(50)
	------------	------------	------------
Net unrealized loss	(1,801)	(3,297)	(38)
	------------	------------	------------
Other liabilities
-------------------------
Unrealized gains	104	739	-
Unrealized losses	(162)	(6,904)	(21)
	------------	------------	------------
Net unrealized loss	(58)	(6,165)	(21)
	------------	------------	------------
Total liability derivatives	$ (1,859) =======	(9,462) =======	(59) =======

During the quarter and nine months ended September 30, 2012, the Company reclassified gains from other comprehensive earnings to net earnings of $2,124 and $5,442, respectively. Of the amount reclassified during the quarter ended September 30, 2012, $3,431 was reclassified to cost of sales, $824 was reclassified to royalty expense and $(2,178) was reclassified to sales. Of the amount reclassified during the nine months ended September 30, 2012, $6,372, $1,830 and $(2,821) were reclassified to cost of sales, royalty expense and sales, respectively. In addition, net gains of

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

$47 and $61 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine months ended September 30, 2012, respectively.

During the quarter and nine months ended September 25, 2011, the Company reclassified net losses from other comprehensive earnings to net earnings of $(3,377) and $(3,489), respectively. Of the amount reclassified during the quarter ended September 25, 2011, $(4,424) was reclassified to cost of sales, $535 was reclassified to royalty expense and $562 was reclassified to sales. Of the amount reclassified during the nine months ended September 25, 2011, $(4,775), $833 and $562 were reclassified to cost of sales, royalty expense and sales, respectively. In addition, net losses of $(50) and $(109) were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine months ended September 25, 2011, respectively. Other income (expense) for the nine months ended September 25, 2011 included a loss of approximately $3,700 in other (income) expense related to certain derivatives which no longer qualified for hedge accounting.

Undesignated Hedges

----------------------------------

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the short-term nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At September 30, 2012, September 25, 2011 and December 25, 2011, the total notional amounts of the Company’s undesignated derivative instruments were $184,555, $90,077 and $218,122, respectively.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At September 30, 2012, September 25, 2011 and December 25, 2011, the fair values of the Company’s undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	Sept. 30, 2012	Sept. 25, 2011	Dec. 25, 2011
	---------	---------	---------
Prepaid expenses and other current assets
-----------------------------------------------------------
Unrealized gains	$ 1,119	-	-
Unrealized losses	(504)	-	-
	---------	---------	---------
Net unrealized gain	615	-	-
	----------	----------	----------

Accrued liabilities --------------------------
Unrealized gains	-	3,234	41
Unrealized losses	-	(1,034)	(786)
	--------	--------	---------
Net unrealized gain (loss)	-	2,200	(745)
	---------	---------	----------
Other liabilities ---------------------
Unrealized gains	74	-	-
Unrealized losses	(527)	-	(1,104)
	---------	---------	----------
Net unrealized loss	(453)	-	(1,104)
	---------	---------	----------
Total unrealized gain (loss), net	$ 162	2,200	(1,849)
	=====	=====	=====

The Company recorded net (gains) losses of $726 and $2,194 on these instruments to other (income) expense, net for the quarter and nine months ended September 30, 2012, respectively, and $(1,528) and $1,740 on these instruments to other (income) expense, net for the quarter and nine months ended September 25, 2011, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarters and nine months ended September 30, 2012 and September 25, 2011 are as follows.

	Quarter Ended
	------------------
	Sept. 30, 2012		Sept. 25, 2011
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$774,539	1,814	764,562	4,554
International	524,144	110	563,310	9
Entertainment and Licensing	43,066	3,179	46,316	1,047
Global Operations (a)	3,388	578,528	1,623	635,081
Corporate and Eliminations	-	(583,631)	-	(640,691)
	------------	------------	------------	------------
	$1,345,137	-	1,375,811	-
	=======	=======	=======	=======

	Nine Months Ended
	------------------
	Sept. 30, 2012		Sept. 25, 2011
	-----------------		-----------------
	External	Affiliate	External	Affiliate
Net revenues	-----------	----------	-----------	---------
U.S. and Canada	$1,510,112	4,076	1,660,664	13,738
International	1,174,366	285	1,192,113	108
Entertainment and Licensing	115,618	6,009	98,144	1,735
Global Operations (a)	5,358	1,134,727	5,330	1,240,428
Corporate and Eliminations	-	(1,145,097)	-	(1,256,009)
	------------	------------	------------	------------
	$2,805,454	-	2,956,251	-
	=======	=======	=======	=======

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

	Quarter Ended ----------------------		Nine Months Ended --------------------------
Operating profit (loss)	Sept. 30, 2012 -------	Sept. 25, 2011 -------	Sept. 30, 2012 -------	Sept. 25, 2011 -------
U.S. and Canada	$154,239	128,789	229,578	227,526
International	85,498	100,739	110,265	132,756
Entertainment and Licensing	10,722	15,251	26,652	21,294
Global Operations (a)	8,720	8,802	(12,996)	(4,522)
Corporate and Eliminations (b)	(9,557)	(5,509)	(1,869)	348
	----------	-----------	-----------	------------
	$249,622	248,072	351,630	377,402
	======	======	======	======

Total assets	Sept. 30, 2012 -------------	Sept. 25, 2011 -------------	Dec. 25, 2011 -------------
U.S. and Canada	$5,888,392	5,159,977	5,225,099
International	2,161,186	1,969,676	2,062,928
Entertainment and Licensing	1,127,569	1,003,345	1,022,008
Global Operations	2,336,528	1,832,306	1,974,951
Corporate and Eliminations (b)	(7,067,388)	(5,880,578)	(6,154,212)
	--------------	--------------	--------------
	$4,446,287	4,084,726	4,130,774
	========	========	========

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)

(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The following table represents consolidated International segment net revenues by major geographic region for the quarters and nine months ended September 30, 2012 and September 25, 2011.

	Quarter Ended ----------------------		Nine Months Ended --------------------------
	Sept. 30, 2012 -------	Sept. 25, 2011 -------	Sept. 30, 2012 -------	Sept. 25, 2011 -------
Europe	$345,281	383,734	751,547	790,286
Latin America	115,342	105,696	237,090	209,620
Asia Pacific	63,521	73,880	185,729	192,207
	------------	------------	------------	------------
Net revenues	$524,144	563,310	1,174,366	1,192,113
	=======	=======	=======	=======

The following table presents consolidated net revenues by class of principal products for the quarters and nine months ended September 30, 2012 and September 25, 2011. Effective for the second half of fiscal 2012, the Company has reclassified certain of its products from the Other category to the Boys and Games categories. The table below presents the 2011 net revenues reclassified to reflect the 2012 product category classifications.

	Quarter Ended ----------------------		Nine Months Ended --------------------------
	Sept. 30, 2012 ---------	Sept. 25, 2011 ---------	Sept. 30, 2012 ---------	Sept. 25, 2011 ---------
Boys	$471,125	534,595	1,162,958	1,285,273
Games	365,714	364,740	763,460	796,393
Girls	302,304	259,113	499,731	491,412
Preschool	205,994	217,363	379,305	383,173
	------------	------------	--------------	--------------
Net revenues	$1,345,137	1,375,811	2,805,454	2,956,251
	=======	=======	========	========

(10) Subsequent Events

On October 25, 2012, the Company amended and restated its revolving credit agreement, which provides the Company with an unsecured committed line of credit (the “Amended Agreement”). The Amended Agreement provides the Company with an additional $200,000 to the previous committed borrowing facility, for a total committed borrowing facility of $700,000 under the Amended Agreement. In addition, the Amended Agreement extends the committed borrowing facility through October 2017 and reduces certain fees. The commitment fee to be paid by the Company based on the unused portion of the facility is reduced to 0.15% from 0.225% and the interest rate was amended to a Base Rate or Eurocurrency Rate plus 1.25% from Eurocurrency Rate plus 1.50% on borrowings under the facility. Under the Amended Agreement, the commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate will continue to vary based on the Company’s long-term debt ratings and the Company’s leverage. There were no changes to existing financial covenants.

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

The Company earns revenue and generates cash primarily through the sale of a broad variety of toy and game products, distribution of television programming based on the Company’s properties and through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third-parties. The Company’s core brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. The Company’s core brands include TRANSFORMERS, NERF, MY LITTLE PONY, LITTLEST PET SHOP, MONOPOLY, FURREAL FRIENDS, MAGIC: THE GATHERING, PLAY-DOH, PLAYSKOOL, BABY ALIVE and G.I. JOE. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with a core brand. By focusing on core brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first nine months of 2012 the

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Company had strong revenues from many core brands, including NERF, MAGIC: THE GATHERING, TRANSFORMERS, PLAY-DOH, FURREAL FRIENDS, LITTLEST PET SHOP, PLAYSKOOL and MY LITTLE PONY.

The Company’s innovative product offerings encompass a broad variety of toys including boys’ action figures, vehicles and play sets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include board, card, electronic, trading card, boys action and role-playing games.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its core brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including SPIDER-MAN and AVENGERS; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. The third quarter of 2011 commenced the first period of significant sales under the Company’s license with Sesame Workshop. During 2012 the Company’s offerings include products related to two theatrical motion picture releases based on MARVEL properties, THE AVENGERS and THE AMAZING SPIDER-MAN, as well as the 3D theatrical re-release of the STAR WARS-branded STAR WARS: EPISODE 1 – THE PHANTOM MENACE. The Company also had significant sales of BEYBLADE products in 2011 and although these sales have declined in 2012, BEYBLADE products have continued to provide a high level of sales in 2012. In addition to offering products based on licensed entertainment properties, the Company offers products which are licensed from outside inventors.

The Company seeks to build brand experiences and drive product-related revenues by increasing the visibility of its core brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had three major motion pictures based on its TRANSFORMERS brand and one major motion picture based on its G.I. JOE brand released by major studios. This included the release of the third TRANSFORMERS motion picture, TRANSFORMERS: DARK OF THE MOON, in 2011. In 2012, the motion picture, BATTLESHIP, based on the Company’s property, was released during the second quarter by Universal Pictures. The Company has motion picture projects based on other brands in development for potential release in future years including another major motion picture based on its G.I. JOE brand, G.I. JOE: RETALIATION which is expected to be released in March 2013.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has an internal wholly-owned production studio responsible for the creation and development of television programming based primarily on Hasbro’s brands. This programming is currently aired throughout the world. The Company is also a 50% partner in a joint venture with Discovery Communications, Inc. which runs THE HUB, a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on THE HUB includes content based on Hasbro’s brands as well

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

as programming developed by third parties. Hasbro-branded television programming is distributed in the U.S. to THE HUB and is distributed internationally to leading children’s networks and major broadcasters around the world. The Company’s television initiatives support its strategy of growing its core brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in multiple forms and formats. The Company also distributes its programming through digital and home entertainment distribution channels.

The Company’s strategic brand blueprint also focuses on extending its brands into digital media and gaming, including through the licensing of the Company’s properties to a number of partners who develop and offer digital games based on those brands. An example of these digital gaming relationships is the Company’s agreement with Electronic Arts Inc. (“EA”), which provides EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games based on a number of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE and TONKA. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand. The Company continues to seek and develop additional relationships and outlets for its brands in digital gaming, including casual, social, mobile and online gaming.

In recent years the Company has expanded its lifestyle licensing business and this remains a key focal area for future development and growth. Under its lifestyle licensing programs, the Company enters into relationships with a broad spectrum of apparel, food, bedding, publishing and other lifestyle products companies for the global marketing and distribution of licensed products based on the Company’s brands. These relationships further broaden and amplify the consumer’s ability to experience the Company’s brands.

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

During 2011, the Company incurred approximately $14,400 in connection with establishing Hasbro’s Gaming Center of Excellence in Rhode Island. The Gaming Center of Excellence centralizes games marketing and development while building on Hasbro’s strategy of re-imagining, re-inventing and re-igniting core brands as well as inventing new brands.

During the first quarter of 2012, the Company took certain measures to strengthen its organization and right size certain businesses and functions, resulting in employee termination and recognition of severance costs of approximately $11,100.

The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2011, 2010 and 2009, the second half of the year accounted for 63%, 65% and 65% of the Company’s net revenues, respectively. However, the Company expects net revenues in the second half of 2012 as a percentage of full year 2012 net revenues to be a greater percentage than the 2011 percentage based on the Company’s strategy to more

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

closely align shipments in its U.S. and Canada business with consumer demand as well as the increased significance of the International business, which has historically had a higher concentration of its business in the second half of the year. The Company sells its products both within the United States and in a number of international markets. In recent years, the Company’s international net revenues have experienced growth as the Company has sought to increase its international presence. One of the ways the Company has driven international growth is by opportunistically opening offices in certain markets to develop a greater presence. Since 2006, the Company has opened operations in eight new markets around the world namely China, Brazil, Russia, Korea, Romania, Czech Republic, Peru and Colombia. These represent emerging markets where the Company believes that it can achieve higher revenue growth rates than it could achieve in more mature markets. Net revenues of the Company’s International segment represented 43%, 39% and 36% of total net revenues in 2011, 2010 and 2009, respectively.

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

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2011, the Company’s Board of Directors (the “Board”) adopted six successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,825,000. The sixth authorization was approved in May 2011 for $500,000. At September 30, 2012, the Company had $212,198 remaining on this authorization. For the quarter and nine month periods ended September 30, 2012, the Company invested $5,153 and $15,079, respectively, to repurchase approximately 142 and 422 shares of common stock in the open market, respectively. During the three years ended 2011, the Company spent $1,150,683 to repurchase 29,395 shares in the open market. The Company intends, at its discretion to, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return cash through the payment of quarterly dividends. Effective for the dividend paid in May 2012, the Company’s Board of Directors increased the Company’s quarterly dividend rate 20% to $0.36 per share from $0.30 per share. This was the sixth dividend increase since 2005. Since then the Company has increased its quarterly cash dividend 300%, from $0.09 to $0.36 per share.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

---------------------------------------------------------------

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and nine months ended September 30, 2012 and September 25, 2011.

	Quarter		Nine Months
	2012	2011	2012	2011
	-------	-------	-------	-------
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	43.6	43.6	41.2	42.1
Royalties	6.6	7.9	7.6	7.9
Product development	3.6	3.6	5.1	5.1
Advertising	10.0	9.5	10.0	9.4
Amortization of intangibles	0.9	0.8	1.2	1.1
Program production cost amortization	1.0	0.6	0.9	0.6
Selling, distribution and administration	15.7	16.0	21.5	21.0
	------------	------------	------------	------------
Operating profit	18.6	18.0	12.5	12.8
Interest expense	1.7	1.6	2.4	2.3
Interest income	(0.1)	(0.2)	(0.2)	(0.2)
Other (income) expense, net	0.2	0.5	0.3	0.7
	------------	------------	------------	------------
Earnings before income taxes	16.8	16.1	10.0	10.0
Income tax expense	4.5	3.7	2.7	1.7
	------------	------------	------------	------------
Net earnings	12.3%	12.4%	7.3%	8.3%
	=======	=======	=======	=======

RESULTS OF OPERATIONS
-----------------------------------------
The quarters ended September 30, 2012 and September 25, 2011 were each 13-week periods. The nine month period ended September 30, 2012 was a 40-week period whereas the nine month period ended September 25, 2011 was a 39-week period. Net earnings for the quarter and nine months ended September 30, 2012 were $164,852 and $205,700, respectively, compared to $170,990 and $246,237 for the respective periods of 2011. Diluted earnings per share were $1.24 and $1.56 for the quarter and nine months ended September 30, 2012, compared with diluted earnings per share of $1.27 and $1.78 for the respective periods in 2011. Net earnings for the nine months ended September 30, 2012 include severance costs, net of tax, of $7,675, or $0.06 per share related to a restructuring of certain business units and functions. Net earnings for the quarter and nine months ended September 25, 2011 include expenses, net of tax, of $1,155, or $0.01 per share, and $9,538, or $0.07 per share, respectively, related to a reorganization of the Company’s global games business. Net earnings for the nine months ended September 25, 2011 also include a favorable tax adjustment of approximately $20,500, or $0.15 per share, related to

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

the recognition of previously unrecognized tax benefits and reversal of related accrued interest due to the completion of a tax audit.

Consolidated net revenues for the quarter ended September 30, 2012 decreased 2% to $1,345,137 compared to $1,375,811 for the quarter ended September 25, 2011. For the nine months ended September 30, 2012, consolidated net revenues decreased 5% to $2,805,454 from $2,956,251 for the nine months ended September 25, 2011. Consolidated net revenues were negatively impacted by foreign currency translation in the amount of approximately $47,400 and $90,300 for the quarter and nine months ended September 30, 2012, respectively, as a result of the stronger U.S. dollar in 2012. The following table presents net revenues by product category for the quarter and nine month periods ended September 30, 2012 and September 25, 2011.

	Quarter Ended -------------------------			Nine Months Ended -----------------------------
	Sept. 30, 2012 ---------	Sept. 25, 2011 ---------	% Change ---------	Sept. 30, 2012 ---------	Sept. 25, 2011 ---------	% Change ---------
Boys	$471,125	534,595	-12%	1,162,958	1,285,273	-10%
Games	365,714	364,740	0%	763,460	796,393	-4%
Girls	302,304	259,113	17%	499,731	491,412	2%
Preschool	205,994	217,363	-5%	379,305	383,173	-1%
	------------	------------		--------------	--------------
Net revenues	$1,345,137	1,375,811		2,805,454	2,956,251
	=======	=======		========	========

For the quarter ended September 30, 2012, decreased net revenues in the boys and preschool categories were partially offset by increases in the girls category. Net revenues in the games category were flat in the quarter. For the nine-month period ended September 30, 2012, decreased net revenues in the boys, games and preschool categories were partially offset by increases in the girls category.

BOYS: Net revenues in the boys category decreased 12% and 10% in the third quarter and nine months of 2012, respectively, as a result of lower revenue from TRANSFORMERS and BEYBLADE products, which were partially offset by higher sales of MARVEL products, primarily due to products based on the theatrical releases of THE AVENGERS in May 2012 and THE AMAZING SPIDER-MAN in July 2012. During the quarter and nine months ended September 25, 2011, TRANSFORMERS revenues were positively impacted by the motion picture release of TRANSFOMERS: DARK OF THE MOON in June 2011. TRANSFORMERS movie-related product revenues have declined during both the quarter and nine months of 2012, partially offset by increased revenues from TRANSFORMERS PRIME products, supported by global television programming.

GAMES: Net revenues in the games category were flat for the quarter and down 4% for the nine months ended September 30, 2012. Higher revenue from MAGIC: THE GATHERING, BATTLESHIP, TWISTER and boys action gaming, including TRANSFORMERS BOT SHOTS, for both the third quarter and nine months were offset in the quarter and more than offset in the

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

nine months by declines in other game brands. Revenues from DUEL MASTERS were flat in the quarter but increased for the nine months ended September 30, 2012.

GIRLS: Net revenues in the girls category increased 17% and 2% for the quarter and nine month periods ended September 30, 2012, respectively, primarily due to new initiatives in the third quarter of 2012, mainly shipments of FURBY products and, to a lesser extent, newly launched ONE DIRECTION products. Higher revenues from MY LITTLE PONY and EASY-BAKE products also contributed to the category’s growth in the quarter and nine months. These higher revenues were partially offset by lower revenues from FURREAL FRIENDS, LITTLEST PET SHOP and STRAWBERRY SHORTCAKE products.

PRESCHOOL: The preschool category declined 5% and 1% for the third quarter and nine months of 2012, respectively. Increased revenues from PLAYSKOOL, PLAY-DOH and PLAYSKOOL HEROES, which includes MARVEL products and TRANSFOMERS RESCUE BOTS, and new initiatives including KOOSH and PLAYSKOOL ROCKTIVITY, were more than offset by lower sales of SESAME STREET and TONKA products for the quarter and nine months ended September 30, 2012. The third quarter of 2011 included the initial launch of the Company’s SESAME STREET products.

Operating profit for the quarter ended September 30, 2012 was $249,622 compared to $248,072 for the quarter ended September 25, 2011. Operating profit for the nine-month period ended September 30, 2012 was $351,630 compared to an operating profit of $377,402 for the comparable nine-month period of 2011. Operating profit was negatively impacted by foreign currency translation in the amount of approximately $7,600 and $11,600 for the quarter and nine months ended September 30, 2012, respectively as a result of the stronger U.S. dollar in 2012. Additionally, operating profit for the nine months ended September 30, 2012 includes severance costs of $11,100 and an increase in certain expenses as a result of the extra week in the first nine months of 2012 compared to 2011. Operating profit for both the quarter and nine months ended September 30, 2011 also included costs associated with the games restructuring and formation of the Gaming Center of Excellence totaling $1,811 and $14,950, respectively.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

 (Thousands of Dollars and Shares Except Per Share Data)

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters and nine months ended September 30, 2012 and September 25, 2011.

	Quarter			Nine Months
			%			%
	2012	2011	Change	2012	2011	Change
	----------	------------	----------	-------------	-----------	----------
Net Revenues
U.S. and Canada segment	$ 774,539	764,562	1%	$ 1,510,112	1,660,664	-9%
International segment	524,144	563,310	-7%	1,174,366	1,192,113	-1%
Entertainment and Licensing segment	43,066	46,316	-7%	115,618	98,144	18%

Operating Profit
U.S. and Canada segment	$ 154,239	128,789	20%	$ 229,578	227,526	1%
International segment	85,498	100,739	-15%	110,265	132,756	-17%
Entertainment and Licensing segment	10,722	15,251	-30%	26,652	21,294	25%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment net revenues for the quarter ended September 30, 2012 increased 1% to $774,539 from $764,562 for the quarter ended September 25, 2011. Net revenues for the nine months ended September 30, 2012 were $1,510,112 compared to $1,660,664 for the nine months ended September 25, 2011. The impact of currency translation was not material for the quarter or nine-month periods of 2012. The decline in net revenues for the nine months ended September 30, 2012 is consistent with the Company’s expectation in 2012 that a higher portion of U.S. and Canada sales will shift to the second half of the year as part of a strategy to more closely align shipments with consumer demand.

For the quarter ended September 30, 2012, increased net revenues in the girls category were partially offset by declines in the boys and preschool categories. Net revenues in the games category for the quarter ended September 30, 2012 were flat with the quarter ended September 25, 2011. The launch of FURBY and ONE DIRECTION products, along with higher sales of MY LITTLE PONY and EASY-BAKE products, contributed to growth in the girls category, more than offsetting lower sales of FURREAL FRIENDS, LITTLEST PET SHOP and STRAWBERRY SHORTCAKE products. The boys category declined due to lower sales of TRANSFORMERS movie-related products and STAR WARS, NERF and BEYBLADE products, partially offset by higher sales of MARVEL products. The preschool category declined due to lower sales of SESAME STREET, partially offset by higher sales of PLAYSKOOL HEROES, PLAYSKOOL and KOOSH products. In the games category, revenue growth in MAGIC: THE GATHERING, TWISTER, BATTLESHIP and boys action

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

gaming offerings, including TRANSFORMERS BOT SHOTS, were offset by declines in other games brands.

For the nine months ended September 30, 2012, increased net revenues in the girls category were offset by declines in the boys, games and preschool categories. The launch of FURBY and ONE DIRECTION products in the third quarter of 2012, along with higher sales of MY LITTLE PONY and EASY-BAKE products, contributed to growth in the girls category, offsetting declines in FURREAL FRIENDS, LITTLEST PET SHOP and STRAWBERRY SHORTCAKE products. The boys category declined due to lower sales of TRANSFORMERS movie-related products and STAR WARS, BEYBLADE and NERF products, partially offset by higher sales of MARVEL products. The preschool category declined due to lower sales of SESAME STREET products, partially offset by higher sales of PLAYSKOOL HEROES, PLAYSKOOL and KOOSH products. The games category declined as growth in MAGIC: THE GATHERING, TWISTER, BATTLESHIP, DUEL MASTERS and boys action gaming, including TRANSFORMERS BOT SHOTS, were more than offset by declines in the other game brands.

U.S. and Canada segment operating profit increased to $154,239, or 19.9% of net revenues, for the quarter ended September 30, 2012 compared to $128,789, or 16.8% of net revenues, for the quarter ended September 25, 2011. The increase in operating profit was due to higher revenues as discussed above, along with lower overall expense levels, as declines in product development and selling, distribution and administration expenses were partially offset by higher advertising expense. The increase in operating profit margin for the quarter was primarily due to favorable product mix as well as the lower expense levels.

U.S. and Canada segment operating profit increased to $229,578, or 15.2% of net revenues, for the nine months ended September 30, 2012 from $227,526, or 13.7% of net revenues, for the nine months ended September 25, 2011. The increase in operating profit was due to lower royalties, product development and selling, distribution and administration expenses in 2012 compared to 2011, partially offset by the impact of lower net revenues and higher advertising costs. The increase in operating profit margin for the nine month period includes the impact of favorable product mix, partially offset by an increased level of advertising based on the Company’s strategy to increase its spending in 2012 compared to 2011.

INTERNATIONAL SEGMENT

International segment net revenues decreased by 7% to $524,144 for the quarter ended September 30, 2012 from $563,310 for the quarter ended September 25, 2011. Net revenues for the nine months ended September 30, 2012 decreased 1% to $1,174,366 from $1,192,113 for the nine months ended September 25, 2011. For the quarter and nine months ended September 30, 2012, International segment net revenues were negatively impacted by currency translation of approximately $47,100 and $88,800, respectively, as a result of the stronger U.S. dollar during 2012. Net revenues in Latin America increased 9% in the third quarter 2012 compared to 2011, while Europe and Asia Pacific declined 10% and 14%, respectively. For the nine-month period ended September 30, 2012, net revenues grew 13% in Latin America compared to 2011, while Europe and Asia Pacific declined 5% and 3%, respectively.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations

(Thousands of Dollars and Shares Except Per Share Data)

Decreased International segment net revenues in the quarter were the result of lower sales in the boys and girls categories. Net revenues from the games and preschool categories were flat in the quarter. In the boys category, higher sales of MARVEL products were more than offset by lower sales of BEYBLADE and TRANSFORMERS movie-related products. Lower net revenues in the girls category were the result of a decline in sales of LITTLEST PET SHOP and FURREAL FRIENDS products, partially offset by higher sales of MY LITTLE PONY products as well as initial sales of FURBY products. Higher sales of BATTLESHIP, TWISTER and boys action gaming in the games category were offset by decreased sales in other game brands. In the preschool category, higher sales from PLAYSKOOL HEROES and PLAY-DOH products were almost wholly offset by lower sales of SESAME STREET products, which were initially launched in the third quarter of last year.

Decreased International segment net revenues for the nine months ended September 30, 2012 resulted from lower sales in the girls and games categories, partially offset by higher sales in the preschool category. Net revenues from the boys category were flat in the nine months. In the girls category, higher sales of MY LITTLE PONY products and initial sales of FURBY products were more than offset by lower sales of LITTLEST PET SHOP and FURREAL FRIENDS products. The games category benefitted from higher sales of MAGIC: THE GATHERING, BATTLESHIP, TWISTER and boys action gaming products. However, these increases were more than offset by lower revenues from other game brands. Increases in the preschool category were driven by higher sales of PLAYSKOOL HEROES and PLAY-DOH products which were partially offset by lower sales of TONKA products. In the boys category, higher sales of MARVEL, STAR WARS and KRE-O products were offset by lower sales of BEYBLADE and TRANSFORMERS movie-related products.

International segment operating profit decreased to $85,498, or 16.3% of net revenues, for the quarter ended September 30, 2012 from $100,739, or 17.9% of net revenues, for the quarter ended September 25, 2011. International segment operating profit was negatively impacted by currency translation of $7,200 for the quarter ended September 30, 2012. Operating profit also decreased as a result of lower net revenues discussed above, as well as higher selling, distribution and administration expenses, partially offset by lower advertising and royalty expenses. Operating profit margin for the quarter was impacted by the lower net revenues in 2012, lower royalties and the timing of certain costs and expenses in 2011 compared to 2012.

For the nine months ended September 30, 2012, operating profit decreased to $110,265, or 9.4% of net revenues, from $132,756, or 11.1% of net revenues, for the nine months ended September 25, 2011. International segment operating profit was negatively impacted by currency translation of approximately $9,600 for the nine months ended September 30, 2012, respectively. Operating profit was negatively impacted by the decreased net revenues discussed above as well as higher selling, distribution and administration expenses. These were partially offset by lower royalty and advertising expenses. Operating profit margin for the nine months of 2012 declined due to lower revenue and higher selling, distribution and administration expense, partially offset by lower royalty and advertising expenses.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

ENTERTAINMENT AND LICENSING SEGMENT

Entertainment and Licensing segment net revenues for the quarter ended September 30, 2012 decreased 7% to $43,066 from $46,316 for the quarter ended September 25, 2011. Increased net revenues from the sale and distribution of television programming was more than offset by declines in licensing revenues, primarily related to TRANSFORMERS movie-related programs in 2011, as well as lower revenue from motion pictures. The quarter ended September 25, 2011 included a $5,000 movie-related payment from Universal Studios.

Net revenues for the nine months ended September 30, 2012 were $115,618 compared to $98,144 for the nine months ended September 25, 2011. The increase in net revenues was primarily due to higher sales of television programming, which included global television distribution, digital distribution and home entertainment. These were partially offset by lower TRANSFORMERS movie-related licensing revenues.

Entertainment and Licensing segment operating profit decreased to $10,722 for the quarter ended September 30, 2012 compared to $15,251 for the quarter ended September 25, 2011. The decrease in operating profit in the quarter primarily reflects the $5,000 movie-related payment received in 2011. For the nine months ended September 30, 2012, operating profit increased to $26,652 from $21,294 for the nine months ended September 25, 2011. The increase in operating profit for the nine months in 2012 primarily reflects the increased net revenues during the nine-month period. While the Company’s participation in THE HUB is a component of the Company’s television operations, the Company’s 50% share in the earnings (loss) is included in other (income) expense and therefore is not a component of operating profit of the segment.

COSTS AND EXPENSES
-----------------------------------
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters and nine months ended September 30, 2012 and September 25, 2011.

	Quarter -----------		Nine Months ------------------
	2012	2011	2012	2011
	-----------	-----------	-----------	-----------
Cost of sales	43.6%	43.6%	41.2%	42.1%
Royalties	6.6	7.9	7.6	7.9
Product development	3.6	3.6	5.1	5.1
Advertising	10.0	9.5	10.0	9.4
Amortization of intangibles	0.9	0.8	1.2	1.1
Program production cost amortization	1.0	0.6	0.9	0.6
Selling, distribution and administration	15.7	16.0	21.5	21.0

Cost of sales decreased in dollars but remained flat as a percent of net revenues to $586,516, or 43.6% of net revenues, for the quarter ended September 30, 2012 from $599,524, or 43.6% of net revenues, for the quarter ended September 25, 2011. For the nine months ended September 30, 2012, cost of sales decreased to $1,155,536, or 41.2% of net revenues, from $1,244,780, or 42.1% of net revenues for the nine months ended September 25, 2011. Cost of

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

sales for the nine month period of 2012 includes severance cost of approximately $2,800. The decrease in cost of sales for the quarter and nine months primarily reflects the decreased net revenues for those periods. The reduction in cost of sales as a percent of net revenues for the nine months ended September 30, 2012 is a result of favorable revenue mix during the period.

Royalty expense for the quarter ended September 30, 2012 decreased to $89,224, or 6.6% of net revenues, from $109,257, or 7.9% of net revenues, for the quarter ended September 25, 2011. Royalty expense for the nine months ended September 30, 2012 decreased to $212,551, or 7.6% of net revenues, from $234,680, or 7.9% of net revenues, for the comparable period of 2011. Lower royalty expense for the quarter and nine months was the result of lower sales of certain royalty-bearing entertainment-based products, primarily TRANSFORMERS movie products as well as lower sales of BEYBLADE, STAR WARS and SESAME STREET products. Partially offsetting these declines were increased royalties from higher sales of MARVEL products in both the quarter and nine months of 2012.

Product development expense for the quarter ended September 30, 2012 decreased in dollars but remained flat as percentage of net revenues to $48,472, or 3.6% of net revenues, from $49,504, or 3.6% of net revenues, for the quarter ended September 25, 2011. For the nine months ended September 30, 2012, product development expense decreased in dollars but remained flat as a percentage of net revenues to $143,511, or 5.1% of net revenues compared to $150,287, or 5.1% of net revenues, for the comparable period of 2011. Product development expense for the quarter and nine month period in 2011 included approximately $600 and $7,100, respectively, of expense related to the Company’s reorganization of its games business in the third quarter and nine months of 2011. Product development expense for the nine month period in 2012 includes approximately $2,400 of severance costs incurred in the first quarter of 2012, as well as higher employee costs due to the extra week in 2012 compared to 2011.

Advertising expense for the quarter ended September 30, 2012 increased to $134,997, or 10.0% of net revenues, compared to $130,396, or 9.5% of net revenues, for the quarter ended September 25, 2011. For the nine months ended September 30, 2012 advertising expense increased to $279,339, or 10.0% of net revenues, compared to $278,703, or 9.4% of net revenues, for the comparable period of 2011. The increase in advertising expense as a percentage of net revenues in 2012 reflects the Company’s strategy of increasing its spend in consumer-facing marketing and advertising.

Amortization of intangibles increased to $12,636, or 0.9% of net revenues, in the third quarter of 2012 from $11,084, or 0.8% of net revenues, in the third quarter of 2011. For the nine months ended September 30, 2012, amortization expense was $34,792 or 1.2% of net revenues compared to $32,378 or 1.1% of net revenues in the nine months ended September 25, 2011.

Program production cost amortization increased to $12,794, or 1.0% of net revenues, for the quarter ended September 30, 2012 from $7,844, or 0.6% of net revenues, for the quarter ended September 25, 2011. Program production cost amortization increased to $25,950, or 0.9% of net revenues, for the nine months ended September 30, 2012, from $18,082, or 0.6%, of net revenues, for the nine months ended September 25, 2011. Program production

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

costs are capitalized as incurred and amortized using the individual-film-forecast method. The increase reflects the higher number of television programs produced and distributed.

For the quarter ended September 30, 2012, the Company's selling, distribution and administration expenses decreased to $210,876, or 15.7% of net revenues, from $220,130, or 16.0% of net revenues, for the quarter ended September 25, 2011. For the nine months ended September 30, 2012, selling, distribution and administration expenses decreased in dollars but increased as a percentage of net revenues to $602,145, or 21.5% of net revenues, from $619,939, or 21.0% of net revenues, for the nine months ended September 25, 2011. The nine months ended September 30, 2012 includes approximately $5,900 of severance costs related to the Company’s reorganization of its U.S. and Canada segment. The quarter and nine months ended September 25, 2011 includes $1,200 and $7,800, respectively, related to the Company’s reorganization of its games business in the second quarter of 2011. The decrease for the quarter and nine months also reflects lower administration expense as well as positive impact of foreign currency translation due to the stronger U.S. dollar in 2012 compared to 2011.

NON-OPERATING (INCOME) EXPENSE
-------------------------------------------------------

Interest expense for the third quarter of 2012 increased 2.5% to $23,043 from $22,479 in the third quarter of 2011. For the nine months ended September 30, 2012 interest expense increased to $68,568 from $66,702 in 2011. The increase in interest expense for the nine months ended September 30, 2012 primarily reflects higher average short-term borrowings as well as the impact of the extra week of interest expense on long-term debt in the first quarter of 2012 compared to 2011.

Interest income for the third quarter of 2012 was $1,270 compared to $3,017 for the quarter ended September 25, 2011. Interest income for the nine months ended September 30, 2012 was $5,434 compared to $5,893 in 2011. Interest income for the quarter and nine months ended September 25, 2011 includes approximately $1,100 in interest received from the U.S. Internal Revenue Service related to prior years.

Other expense, net, was $2,900 for the third quarter of 2012 compared to $7,153 for the third quarter of 2011. Other expense, net, for the nine months ended September 30, 2012 was $8,754 compared to $19,344 in 2011. The decrease in other expense, net in both the quarter and nine months of 2012 is primarily due to lower foreign currency losses and investment gains in 2012 compared to losses in 2011. These decreases were partially offset by higher losses from the Company’s 50% share of THE HUB.  During the third quarter of 2012, the Company recognized losses from THE HUB of approximately $1,800 compared to $1,500 during the third quarter of 2011. During the nine months ended September 30, 2012, the Company recognized losses from THE HUB of approximately $6,000 compared to a loss of approximately $3,300 in 2011. Foreign currency losses for the nine months ended September 25, 2011 include a loss of approximately $3,700 related to the termination of certain hedging instruments.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

INCOME TAXES

-----------------------

Income taxes totaled 26.7% of pretax earnings in the third quarter of 2012 compared with 22.8% in the third quarter of 2011.  For the nine month period, income taxes totaled 26.5% of pretax earnings in 2012 compared to 17.2% of pretax earnings in 2011.  Both periods, as well as the full year 2011, are impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. Income tax expense for the nine months ended September 25, 2011 also includes a $20,477 tax benefit as a result of the effective settlement of the 2006 and 2007 IRS exam during the second quarter of 2011.  Absent these tax benefits and other discrete tax events, the effective nine month income tax rates for 2012 and 2011 were 26.6% and 25.1%, respectively.  The adjusted rate of 26.6% for the nine months ended September 30, 2012 is comparable to the full year 2011 adjusted rate of 26.2%, increasing primarily due to our expectations of a higher portion of earnings in higher tax jurisdictions.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

During the first three quarters of 2012, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, sale of commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs for the remainder of 2012. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company’s financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to us.

As of September 30, 2012 the Company’s cash and cash equivalents totaled $696,733, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as the majority of such earnings are indefinitely reinvested by the Company. Such international cash balances are not available to fund U.S. cash requirements unless the Company decided to repatriate such funds. The Company currently has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds. If the Company’s assessment of indefinite reinvestment of international earnings changes, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the U.S. and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company’s cash and cash equivalents held outside of the U.S. as of September 30, 2012 is denominated in the U.S. dollar.

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

Net cash provided by operating activities in the first nine months of 2012 was $143,616 compared to net cash provided of $1,046 in the first nine months of 2011. Accounts receivable decreased 5% to $1,195,517 at September 30, 2012 from $1,260,521 at September 25, 2011. The accounts receivable balance at September 30, 2012 includes a decrease of approximately $12,100 as a result of a stronger U.S. dollar at September 30, 2012 as compared to September 25, 2011. Absent the impact of foreign currency translation, decreases in accounts receivable are primarily the result of lower net revenues for the quarter ended September 30, 2012 compared to net revenues for the quarter ended September 25, 2011 as well as the timing of collections. Days sales outstanding decreased to 80 days at September 30, 2012 compared to

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

82 days at September 25, 2011 reflecting both the timing of sales in the quarter and improved collections in 2012 compared to 2011.

Inventories decreased approximately 11% to $463,433 at September 30, 2012 from $518,866 at September 25, 2011. Decreased inventory in the U.S. and Canada was partially offset by higher international inventory balances as a result of expanding international operations.

Prepaid expenses and other current assets increased to $263,297 at September 30, 2012 from $243,956 at September 25, 2011, primarily due to increased prepaid royalties, partially offset by lower deferred income taxes. Prepaid royalties increased $38,400 due to higher current royalty advances related to MARVEL products and THE HUB as well as royalty advances made in 2012 related to license agreements for ONE DIRECTION products and ZYNGA.

Accounts payable and accrued liabilities decreased to $861,874 at September 30, 2012 from $929,275 at September 25, 2011. The accounts payable and accrued liabilities balance at September 30, 2012 includes a decrease of approximately $5,800 as a result of a stronger U.S. dollar at September 30, 2012 as compared to September 25, 2011. Absent the impact of foreign exchange, accounts payable and accrued expenses decreased approximately $61,600 primarily related to decreased accrued royalties due to lower sales of royalty-bearing BEYBLADE and TRANSFORMERS products as well as lower accrued income taxes due to decreased earnings and timing of payments in 2012 compared to 2011. These decreases were partially offset by higher accrued dividends.

Property, plant, and equipment, net decreased to $217,636 at September 30, 2012 from $220,412 at September 25, 2011.  Goodwill and other intangible assets, net decreased to $907,143 at September 30, 2012 from $954,861 at September 25, 2011. This decrease is entirely due to amortization of intangibles.

Other assets increased to $702,528 at September 30, 2012 from $699,148 at September 25, 2011. Other assets at September 30, 2012 included an increase of approximately $9,800 related to television programming from September 25, 2011. The Company incurs certain costs in connection with the production of television programming which are capitalized by the Company as they are incurred and amortized based on the proportion of revenues related to the program recognized for such period to the estimated remaining ultimate revenues relating to the program. In addition to television programming, royalty advances to THE HUB and other receivables also contributed to the increase. These increases were partially offset by decreases in long-term royalty advances from the Company’s relationship with Marvel as well as in the Company’s equity investment in THE HUB which decreased to $330,746 at September 30, 2012 from $347,297 at September 25, 2011. The decrease in THE HUB investment was due to the Company’s share of THE HUB’s losses during the past year as well as cash distributions related to income taxes received by the Company during the first quarter of 2012.

Other liabilities increased to $393,873 at September 30, 2012 from $355,970 at September 25, 2011. Higher non-current liabilities are primarily the result of higher uncertain income tax positions at September 30, 2012 compared to September 25, 2011 as well as higher pension liabilities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net cash utilized by investing activities was $72,338 in the first nine months of 2012 compared to $78,358 in 2011. Additions to property, plant and equipment were $74,896 in 2012 compared to $71,675 in 2011. The 2011 utilization also includes the Company’s purchase of intellectual property for approximately $11,585. These uses of cash were partially offset by cash distributions from THE HUB of approximately $7,100 and $4,000 during the first nine months of 2012 and 2011, respectively.

Net cash utilized by financing activities was $14,748 in the first nine months of 2012 compared to net cash utilized by financing activities of $465,453 in the first nine months of 2011. Cash payments related to purchases of the Company’s common stock were $15,079 for the first nine months of 2012 compared to $384,800 in 2011. At September 30, 2012, the Company had $212,198 remaining available under a $500,000 May 2011 Board of Directors share repurchase authorization. Dividends paid were $132,231 for the nine months ended September 30, 2012 compared to $115,330 in 2011 which reflects the increase in the quarterly dividend rates paid in 2012. Proceeds from short-term borrowings were $83,380 for the nine months ended September 30, 2012 compared to repayments of short-term borrowings of $13 for the nine months ended September 25, 2011.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company’s short-term liquidity needs.  At September 30, 2012, the Company had approximately $253,400 in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the “Agreement”), which provides it with a $500,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 30, 2012. The Company had no borrowings outstanding under its committed revolving credit facility at September 30, 2012. However, the Company had letters of credit outstanding under this facility of approximately $1,100 at September 30, 2012. Amounts available and unused under the committed line at September 30, 2012 were approximately $498,900. The Company intends to utilize the Agreement as a secondary funding facility and to support the Program noted above. Subsequent to September 30, 2012, the Agreement was

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Amended and restated to provide an additional $200,000 to the existing $500,000 committed borrowing facility, and the term was extended to October 2017. The Company also has other uncommitted lines from various banks, of which approximately $34,300 was utilized at September 30, 2012. Of the amount utilized under the uncommitted lines, approximately $11,300 and $23,500 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at September 30, 2012 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $190,600 and purchase commitments of $301,620 outstanding at September 30, 2012. Letters of credit and similar instruments include $166,000 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

Other contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report.  The table of contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities.  These liabilities were $108,228 at September 30, 2012, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At September 30, 2012, these contracts had net unrealized gains of $3,376, of which $3,600 are recorded in prepaid expenses and other current assets, $2,088 are recorded in other assets, $1,801 are recorded in accrued liabilities and $511 are recorded in other liabilities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

(Thousands of Dollars and Shares Except Per Share Data)

Included in accumulated other comprehensive income at September 30, 2012 are deferred gains, net of tax, of $6,676, related to these derivatives.

At September 30, 2012, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. Also at September 30, 2012, the Company had fixed-for-floating interest rate swaps with notional amounts of $400,000. The interest rate swaps are designed to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The interest rate swaps are matched with specific long-term debt issues and are designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts are wholly offset in earnings by changes in the fair value of the related long-term debt. At September 30, 2012, these contracts had a fair value of $14,011, which was included in other assets, with a corresponding fair value adjustment to increase long-term debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments in Mexico relating to the years 2000 through 2005. These tax assessments, which total approximately $196 million in aggregate (including interest, penalties, and inflation updates) at September 30, 2012 exchange rates, relate to transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging the 2005 assessment through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2004, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of September 30, 2012, bonds totaling approximately $166 million (at September 30, 2012 exchange rates) have been posted related to the 2000 through 2004 assessments. These bonds guarantee the full amounts of the outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2005 assessment as the Company is challenging it through administrative appeals.

The Company is currently party to certain other legal proceedings, none of which it believes to be material to its business or financial condition.

Item 1A.  Risk Factors.

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These forward-looking statements may include statements concerning the Company’s product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial and business goals, expectations for achieving the Company’s financial and business goals and other objectives and anticipated uses of cash and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

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

•

unexpected costs, difficulties or delays associated with the operation of Hasbro’s Gaming Center of Excellence in Rhode Island and execution of the Company’s plans to reinvent our gaming business;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2012 7/2/12 – 7/29/12	54,400	$33.85	54,400	$215,507,344
August 2012 7/30/12 – 9/2/12	53,950	$37.24	53,950	$213,498,421
September 2012 9/3/12 – 9/30/12	33,986	$38.25	33,986	$212,198,430
Total	142,336	$36.18	142,336	$212,198,430

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

HASBRO, INC. --------------------- (Registrant)

Date: November 7, 2012	By: /s/ Deborah Thomas
------------------------------------------
Deborah Thomas

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2012

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