Form 10-K
period 2012-12-30
HASBRO INC
filed 2013-02-27
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

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

The aggregate market value on June 29, 2012 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $3,930,604,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 7, 2013 was 128,744,301.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

Overview

We are a branded play company dedicated to fulfilling the fundamental need for play for children and families through creative expression of the Company’s world class brand portfolio. From toys and games to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro executes its brand blueprint in all of its operations. At the center of its brand blueprint, Hasbro re-imagines, re-invents, and re-ignites its owned and controlled brands, and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of licensed products, ranging from traditional to high-tech and digital, under well-known brand names structured within the Company’s brand architecture.

The Company’s brand architecture identifies franchise brands, challenger brands, key partner brands and new brands. Franchise brands are the Company’s most significant owned or controlled brands which have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not achieved franchise brand status yet, but have the potential to do so with investment and time. Franchise and challenger brands include many well-known brand names such as TRANSFORMERS, NERF, LITTLEST PET SHOP, MY LITTLE PONY, BABY ALIVE, G.I. JOE, MONOPOLY, MAGIC: THE GATHERING, PLAY-DOH and PLAYSKOOL. Hasbro also seeks to imagine, invent and ignite new or archived brands offering engaging branded play experiences. In addition to product offerings under Hasbro-owned brands or brands which if not entirely owned are broadly controlled by the Company, offerings may also include products branded and developed under key licenses. Significant licensed brands include BEYBLADE, SPIDER-MAN and THE AVENGERS from MARVEL, SESAME STREET, STAR WARS and ZYNGA product offerings.

The Company’s innovative product offerings encompass a broad variety of toys including boys’ action figures, vehicles and play sets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include action, board, card, electronic, trading card and role-playing games. In addition, in order to further expand our brands, we license certain of our trademarks, characters and other property rights to third parties for use in connection with digital gaming, consumer promotions, and for the sale of non-competing toys and games and non-toy products, or in certain situations, to utilize them for toy products where we consider the out-licensing of brands to be more effective. We also seek to expand awareness of our brands through entertainment, including television and movies. Hasbro Studios LLC, our wholly-owned production studio, produces television programming primarily based on our brands and distributes such programming globally. Hasbro Studios distributes television programming to Hub Television Networks, LLC (“THE HUB”), a joint venture with Discovery Communications, Inc. (“Discovery”) which operates a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Internationally, Hasbro Studios distributes television programming to broadcasters throughout the world.

Product Categories

A key part of our brand blueprint focuses on the importance of reinforcing the storyline associated with our brands through the use of media-based entertainment, including television, motion pictures and digital media as well as creating a digital environment for certain products through the use of digital applications and internet websites. In addition, digital applications have also been created to extend storylines for certain brands and to interact with certain analog products. While certain media-based entertainment benefit only one particular product category, others, specifically major motion pictures, can impact more than one product category. In 2012, sales of MARVEL products were significantly increased by the major motion picture releases of MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN. Our net revenues from BATTLESHIP products were positively impacted by the major motion picture release of BATTLESHIP, by Universal Studios. In 2013, the Company anticipates product offerings based on expected theatrical releases of G.I. JOE: RETALIATION from Paramount Pictures; IRON MAN 3, THE WOLVERINE and THOR: THE DARK WORLD from MARVEL; and STAR TREK INTO DARKNESS from Paramount Pictures.

We market our brands under the following primary product categories: (1) boys’ toys; (2) games; (3) girls’ toys; and (4) preschool toys. Descriptions of these product categories are as follows:

Our boys category includes a wide range of brand offerings such as NERF sports and action products, TRANSFORMERS action figures and accessories, SUPER SOAKER water blasters and KRE-O construction sets, as well as entertainment-based licensed products based on popular movie, television and comic book characters, such as BEYBLADE tops and accessories as well as MARVEL and STAR WARS toys and accessories. BEYBLADE, STAR WARS, AVENGERS and SPIDER-MAN products were each supported by animated television series produced and distributed by third parties in 2012, while TRANSFORMERS was supported by an animated television series produced by Hasbro Studios. In 2013 we plan a reinvention of the TRANSFORMERS brand across all of our platforms, including television programming, online and mobile games, licensed products and a full line of toy products based on TRANSFORMERS BEASTHUNTERS. As noted above, STAR WARS, AVENGERS and SPIDER-MAN were also supported by major motion pictures during 2012. In addition in 2013, MARVEL products, particularly IRON MAN, WOLVERINE and THOR products, will be supported by the major motion picture releases of IRON MAN 3, THE WOLVERINE and THOR: THE DARK WORLD; and G.I. JOE products will be supported by the major motion picture release of G.I. JOE: RETALIATION. In addition to marketing and developing action figures and accessories for traditional play, the Company also develops and markets products designed for collectors, which has been a key component of the success of the STAR WARS brand.

Our games category includes an assortment of well known brands delivered on various platforms, including board, off-the-board, digital, action battling, trading card and role-playing games. Major game brands include MAGIC: THE GATHERING, MONOPOLY, BATTLESHIP, TWISTER, OPERATION, CONNECT FOUR, GAME OF LIFE, YAHTZEE, JENGA, ELEFUN & FRIENDS, TRIVIAL PURSUIT, CRANIUM, CANDYLAND, CLUE, SIMON, SORRY!, KAIJUDO and RISK. In 2011 we created our Gaming Center of

Excellence in Rhode Island to centralize our games marketing and development while building on our strategy of re-imagining, re-inventing and re-igniting core brands and inventing new brands. We continue to evolve our approach to gaming using consumer insights and offering gaming experiences relevant to consumer demand for face-to-face, off-the-board and other game play. In 2012 we launched a number of action battling gaming initiatives, including TRANSFORMERS BOT SHOTS, STAR WARS FIGHTER PODS and ANGRY BIRDS STAR WARS. In addition, in 2012 we commenced a global partnership with Zynga, Inc. (“Zynga”) which provides Hasbro with the rights to develop a wide range of game and toy products based on Zynga’s social network gaming brands, which currently include FARMVILLE, CITYVILLE and WORDS WITH FRIENDS.

In our girls’ category, we seek to provide a traditional and wholesome play experience. Girls’ toy brands include FURREAL FRIENDS, LITTLEST PET SHOP, MY LITTLE PONY, BABY ALIVE, EASY BAKE and FURBY. The LITTLEST PET SHOP and MY LITTLE PONY brands were supported and will continue to be supported by television programming produced by Hasbro Studios in 2012 and 2013. The LITTLEST PET SHOP and MY LITTLE PONY brand are further supported by digital gaming with licensed partners. During 2012 we re-introduced a new FURBY product line in English-speaking markets, and plan a global roll out during 2013. We also had product offerings based on the popular band ONE DIRECTION under a multi-year license agreement. During 2013 we plan to expand our NERF brand into the girls category with the introduction of NERF REBELLE, a line of action performance products marketed to girls.

Our preschool category encompasses a range of products for infants and preschoolers in the various stages of development. Preschool products include PLAY-DOH modeling compound and playsets as well as a portfolio of brands marketed primarily under the PLAYSKOOL brand, including but not limited to such well-known products as MR. POTATO HEAD, SIT ‘N SPIN, ROCKTIVITY and GLOWORM, along with a line of infant toys including STEP START WALK’ N RIDE and ELEFUN BUSY BALL POPPER. Our preschool category also includes certain MARVEL, STAR WARS and TRANSFORMERS lines of action figures and playsets marketed under PLAYSKOOL HEROES. In 2012, sales in our preschool category also benefited from several educational and interactive products under our licensing agreement with Sesame Workshop that provides us with the licensed rights to produce products based on the SESAME STREET portfolio of characters, including ELMO, GROVER and COOKIE MONSTER, among others.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products described above. Our toy and game products are primarily developed by a global development group while our global marketing function establishes brand direction and assists the segments in establishing certain local marketing programs. The costs of these groups are allocated to the principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for non-competing products and also conducts our movie, television and online entertainment operations, including the operations of Hasbro Studios. Our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments. Financial information with respect to our segments and geographic areas is included in note 19 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

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

U.S. and Canada

This segment engages in the marketing and sale of our product categories in the United States and Canada. The U.S. and Canada segment’s strategy is based on promoting our brands through innovation and reinvention of toys and games. This is accomplished through introducing new products and initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. This strategy leverages off of efforts to increase consumer awareness of the Company’s brands through entertainment experiences such as motion pictures, television, publishing and digital gaming. Major 2012 brands and products included MAGIC: THE GATHERING, MARVEL products, NERF, BEYBLADE products, STAR WARS products, TRANSFORMERS, PLAY-DOH, FURBY, FURREAL FRIENDS and PLAYSKOOL.

International

The International segment engages in the marketing and sale of our product categories to retailers and wholesalers in most countries in Europe and Latin and South America as well as in the Asia Pacific region and through distributors in those countries where we have no direct presence. In addition to growing brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into Eastern Europe and emerging markets in Asia and Latin and South America. We have offices in more than 35 countries contributing to sales in more than 120 countries. In recent years, we expanded our operations by opening offices in Brazil, Peru, Colombia, China, Russia, the Czech Republic and Korea. We plan to continue to expand operations in emerging markets in future years through continued investment. Key international brands for 2012 included MARVEL products, NERF, BEYBLADE products, PLAY-DOH, LITTLEST PET SHOP, FURREAL FRIENDS, TRANSFORMERS, MONOPOLY, STAR WARS products, PLAYSKOOL, MY LITTLE PONY and MAGIC: THE GATHERING.

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

Our digital gaming category seeks to promote our brands through the out-licensing of our intellectual properties to a number of partners who develop and offer digital games for play on mobile devices, personal computers, and video game consoles based on those brands. Our agreement with Electronic Arts Inc. (“EA”), which provides EA the exclusive worldwide rights, subject to existing limitations on our rights and certain other exclusions, to create digital games based on a number of our intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE and GAME OF LIFE, is one example of these digital relationships. Similarly, we have an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand. We also partner with DeNA for mobile games based on the TRANSFORMERS brand, GameLoft for mobile games based on MY LITTLE PONY and LITTLEST PET SHOP brands, Jagex for an online TRANSFORMERS game for Western Markets, and with Callaway Digital Arts for the MR. POTATO HEAD mobile app. We also license our brands to third parties engaged in other forms of gaming.

To support our strategic objective of further developing our brands through television entertainment, we established a wholly-owned television studio, Hasbro Studios, which produces television programming primarily based on our brands, which is distributed on a global basis. In addition, Hasbro Studios has a coordinated development process which aligns with our 50% interest in a joint venture with Discovery that operates a television network in the United States, THE HUB. THE HUB is dedicated to providing high-quality children’s and family entertainment and educational programming.

In addition to the above, we also seek to promote and leverage our brands through major motion pictures. In July 2011, TRANSFORMERS: DARK OF THE MOON, the third major motion picture based on the TRANSFORMERS brand, was released. In May 2012, BATTLESHIP was released by Universal Pictures. In

2013, G.I. JOE: RETALIATION, the second major motion picture based on the G.I. JOE brand, is scheduled to be released by Paramount Pictures. The Company has motion picture projects based on other brands in development for potential release in future years.

Major motion pictures and television programming based on our owned and controlled brands provide our consumers with the ability to experience these properties in a different format, which we believe can result in increased product sales, royalty revenues, and overall brand awareness. To a lesser extent, we can also earn revenue from our participation in the financial results of motion pictures and related DVD releases and through the distribution of television programming. Revenue from toy and game product sales is a component of the U.S. and Canada and International segments, while royalty revenues, including revenues earned from movies and television programming, is included in the Entertainment and Licensing segment.

Global Operations

In our Global Operations segment, we manufacture and source production of substantially all of our toy and game products. The Company owns and operates manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland which predominantly produce game products. Sourcing of our other production is done through unrelated third party manufacturers in various Far East countries, principally China, using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. See “Manufacturing and Importing” below for more details concerning overseas manufacturing and sourcing.

Other Information

To further extend our range of products in the various segments of our business, we sell a portion of our toy and game products to retailers on a direct import basis from the Far East. These sales are reflected in the revenue of the related segment where the customer is located.

Certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a direct business presence.

Each of our four product categories, namely boys, girls, games and preschool, generates greater than 10% of our net revenues. For more information, including the amount of net revenues attributable to each of our four product categories, see note 19 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

Working Capital Requirements

Our working capital needs are financed primarily through cash generated from operations and, when necessary, proceeds from short-term borrowings. Our borrowings generally reach peak levels during the third or fourth quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday season. The strategy of retailers has generally been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that retailers will continue to follow this strategy. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half. In 2012, the second half of the year accounted for approximately 64% of full year revenues with the third and fourth quarters accounting for 33% and 31% of full year revenues, respectively.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Retailers generally time their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. The types of programs that we plan to employ to promote sales in 2013 are substantially the same as those we employed in 2012.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2012, we utilized cash from our operations and borrowings under our commercial paper program and uncommitted lines of credit to meet our cash flow requirements.

Royalties and Product Development

Our success is dependent on continuous innovation in our entertainment offerings, including both the continuing development of new brands and products and the redesign of existing products to drive consumer interest and market acceptance. Our toy and game products are developed by a global development group and the costs of this group are allocated to the selling entities which comprise our principal operating segments. In 2012, 2011 and 2010, we incurred expenses of $201,197, $197,638 and $201,358, respectively, on activities relating to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

In 2012, 2011 and 2010, we incurred $302,066, $339,217 and $248,570, respectively, of royalty expense. Our royalty expense in any given year may vary depending upon the timing of movie releases and other entertainment media.

Marketing and Sales

As we are focused on re-imagining, re-inventing and re-igniting our many brands and imagining, inventing and igniting new brands, we have a global marketing function which establishes brand direction and messaging, as well as assists the selling entities in establishing certain local marketing programs. The costs of this group are allocated to the selling entities which comprise our principal operating segments. We also maintain sales and marketing functions in our selling entities who are responsible for local market activities and execution. Our products are sold globally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. While we have thousands of customers, there has been significant consolidation at the retail level over the last several years in our industry. As a result, the majority of our sales are to large chain stores, distributors and wholesalers. While the consolidation of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this consolidation also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2012, net revenues from our three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation represented 17%, 11% and 10%, respectively, of consolidated net revenues, and sales to our top five customers, including Wal-Mart, Toys “R” Us, Inc. and Target, accounted for approximately 42% of our consolidated net revenues. In the U.S. and Canada segment, approximately 64% of our net revenues were derived from these top three customers.

We advertise many of our toy and game products extensively on television. In addition, we engage in digital marketing and advertising for our brands. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. Hasbro Studios produces television entertainment based primarily on our brands which appears on THE HUB in the U.S., other major networks internationally as well as on various other digital platforms, such as Netflix and iTunes. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase certain of our new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows. In 2012, 2011 and 2010, we incurred $422,239, $413,951 and $420,651, respectively, in expense related to advertising and promotion programs. Certain entertainment-based products, such as products based on major motion pictures, generally do not require the same level of advertising that we spend on other non-entertainment based products.

Manufacturing and Importing

During 2012 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

Most of our products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. There are certain chemicals (including phthalates and BPA) that national, state and local governments have restricted or are seeking to restrict or limit the use of; however, we do not believe these restrictions have or will materially impact our business. We generally enter into agreements with suppliers at the beginning of a fiscal year that establish prices for that year. However, significant volatility in the prices of any of these materials may require renegotiation with our suppliers during the year. Our manufacturing processes and those of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. The countries of the Far East, and particularly China, constitute the largest manufacturing center of toys in the world and the substantial majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us. We purchase most of our raw materials and component parts used in our owned manufacturing facilities from suppliers in the United States and certain other countries.

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2013 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured and production shifted to those new sources. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China, or other factors which increase the cost of manufacturing in China, such as higher Chinese labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured in China and imported into other markets.

Competition

We are a worldwide leader in the design, manufacture and marketing of toys and games and other entertainment offerings, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with companies that offer branded entertainment focused on children and their families. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products. To a lesser extent, competition is also based on product pricing. In entertainment, Hasbro Studios and THE HUB compete with other children’s television networks and entertainment producers, such as NICKELODEON, CARTOON NETWORK and DISNEY CHANNEL, for viewers, advertising revenue and distribution.

In addition to contending with competition from other toy and game and branded play entertainment companies, in our business we must deal with the phenomenon that children are increasingly sophisticated and many children have been moving away from traditional toys and games at a younger age and the array of products and entertainment offerings competing for the attention of children has greatly expanded. We refer to this as “children getting older younger.” As a result, our products not only compete with the offerings of other toy and game manufacturers, but we must compete, particularly in meeting the demands of older children, with the entertainment offerings of many other companies, such as makers of tablets, video games and other consumer electronic products.

The volatility in consumer preferences with respect to family entertainment, low barriers to entry and new technologies continually creates new opportunities for existing competitors and start-ups to develop products that compete with our entertainment and toy and game offerings.

Employees

At December 30, 2012, we employed approximately 5,500 persons worldwide, approximately 2,800 of whom were located in the United States. During the fourth quarter of 2012 we announced a cost savings initiative that is expected to result in an overall reduction in our global workforce by approximately 10%, primarily during 2013.

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

The Children’s Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, the rules and regulations of the Federal Trade Commission, as well as the laws of certain other countries, also place limitations on television commercials during children’s programming and on advertising in other forms to children, and the collection of information from children under the age of thirteen subject to the provisions of the Childrens’ Online Privacy Protection Act.

We maintain programs to comply with various United States federal, state, local and international requirements relating to the environment, plant safety and other matters.

Financial Information about Segments and Geographic Areas

The information required by this item is included in note 19 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report and is incorporated herein by reference.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	49	President and Chief Executive Officer	Since 2008
David D. R. Hargreaves(2)	60	Executive Vice President, Chief Strategy Officer	Since 2013
Deborah M. Thomas(3)	49	Senior Vice President and Chief Financial Officer	Since 2009
Duncan J. Billing(4)	54	Global Chief Development Officer	Since 2008
Barbara Finigan(5)	51	Senior Vice President, Chief Legal Officer and Secretary	Since 2010
John A. Frascotti(6)	52	Global Chief Marketing Officer	Since 2008
Wiebe Tinga(7)	52	Chief Commercial Officer	Since 2013
Martin R. Trueb	60	Senior Vice President and Treasurer	Since 1997

On February 6, 2013, the Company announced the appointment of David Hargreaves to the newly created position, Executive Vice President, Chief Strategy Officer and the appointment of Wiebe Tinga to the newly created position, Chief Commercial Officer.

(1)	Prior thereto, Chief Operating Officer from 2006 to 2008; prior thereto, President, U.S. Toys Segment from 2003 to 2006.

(2)	Prior thereto, Chief Operating Officer from 2009 to 2013; prior thereto, Chief Operating Officer and Chief Financial Officer from 2008 to 2009; prior thereto, Executive Vice President, Finance and Global Operations and Chief Financial Officer from 2007 to 2008; prior thereto, Senior Vice President and Chief Financial Officer from 2001 to 2007.

(3)	Prior thereto, Senior Vice President, Head of Corporate Finance from 2008 to 2009; prior thereto, Senior Vice President and Controller from 2003 to 2008.

(4)	Prior thereto, Chief Marketing Officer, U.S. Toy Group since 2004; prior thereto, General Manager, Big Kids Division, since 2002.

(5)	Prior thereto, Vice President, Employment, Litigation and Compliance since 2006; prior thereto, Vice President, Employment and Litigation since 2001.

(6)	Mr. Frascotti joined the Company in January 2008. Prior thereto he was employed by Reebok International, Ltd., serving as Senior Vice President, New Business, Acquisitions and Licensing from 2002 to 2005, and as Senior Vice President, Sports Division from 2005 to 2008.

(7)	Prior thereto, President, North America since 2012; prior thereto; President, Latin America, Asia Pacific and Emerging Markets from 2006 to 2012.

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

Forward-Looking Information and Risk Factors That May Affect Future Results

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our business and marketing strategies, anticipated financial performance or business prospects in future periods, expected technological and product developments, the expected content of and timing for new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of planned entertainment releases including motion pictures and television; and marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

Consumer interests change rapidly, making it difficult to design and develop products which will be popular with children and families.

The interests of children and families evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate the types of entertainment content, products and play patterns which will capture children’s and families’ interests and imagination and quickly develop innovative products which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever increasing utilization of technology and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes, coupled with an ever changing and expanding pipeline of entertainment and consumer properties and products which compete for children’s and families’ interest and acceptance, create an environment in which some products can fail to achieve consumer acceptance, and other products can be popular during a certain period of time but then be rapidly replaced. As a result, individual family entertainment products and properties often have short consumer life cycles. If we devote time and resources to developing entertainment and products that consumers do not find interesting enough to buy in significant quantities to be profitable to us, our revenues and profits will decline and our business performance will be damaged.

Additionally, our business is increasingly global and depends on interest in and acceptance of our entertainment and consumer product offerings by consumers in diverse markets around the world with different tastes and preferences. As such, our success depends on our ability to successfully predict and adapt to changing consumer tastes and preferences in multiple markets and geographies and to design product offerings that can achieve popularity globally over a broad and diverse consumer audience.

The challenge of continuously developing and offering products that are sought after by children is compounded by the sophistication of today’s children and the increasing array of entertainment offerings available to them.

Children are expanding their interests to a wider array of innovative, technology-driven entertainment products and digital and social media offerings at younger and younger ages. Our products compete with the offerings of consumer electronics companies, digital media and social media companies. To meet this challenge we, and our competitors, are designing and marketing products which incorporate increasing technology, seek to combine digital and analog play, and capitalize on new play patterns and increased consumption of digital and social media.

With the increasing array of competitive entertainment offerings, there is no guarantee that:

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

The children’s and family entertainment industry is highly competitive and the barriers to entry are low. If we are unable to compete effectively with existing or new competitors our revenues, market share and profitability could decline.

The children’s and family entertainment industry is, and will continue to be, highly competitive. We compete in the United States and internationally with a wide array of large and small manufacturers, marketers, and sellers of analog toys and games, digital gaming products, digital media, products which combine analog and digital play, and other entertainment and consumer products, as well as with retailers. We face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer acceptance and purchase.

In addition to existing competitors, the barriers to entry for new participants in the children’s and family entertainment industry are low, and the increasing importance of digital media, and the heightened connection between digital media and consumer interest, has further increased the ability for new participants to enter our markets, and has broadened the array of companies we compete with. New participants with a popular product idea or entertainment property can gain access to consumers and become a significant source of competition for our products in a very short period of time. These existing and new competitors may be able to respond more rapidly than us to changes in consumer preferences. Our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products, lower our revenues and lower our profitability.

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

United States, global and regional economic downturns that negatively impact the retail and credit markets, or that otherwise damage the financial health of our retail customers and consumers, can harm our business and financial performance.

We design, manufacture and market a wide variety of entertainment and consumer products worldwide through sales to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, or disruptions in credit markets, in the United States and in other markets in which our products are marketed and sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our revenues and harm our financial performance and profitability.

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

Challenging market conditions in certain developed markets, such as in the United States and certain Western European countries, make it more difficult for us to succeed.

Our future success in the United States and Europe is impacted by market conditions. A European sovereign debt crisis or other significant negative shock to European markets could lead to a recession in Europe, which may negatively impact consumers and in turn, sales of our products in the European markets. Similar negative events impacting the market in the United States may harm our business.

Many components of the toy, game and family entertainment industries in the United States and certain Western European countries, have not grown, or in some cases have even contracted, in recent years. These markets represent a majority of our current product sales. It is more difficult for us to grow, or even maintain, our business when the overall market in certain of the major countries we serve is not growing. To succeed in a market that is stable or contracting, we must gain market share from our competitors, which is more difficult than growing in an expanding market. As long as economic conditions in the United States and certain European markets remain difficult, this will be an additional challenge we must face and overcome.

Loss of a significant licensed property could harm our business.

In addition to developing and marketing products based on properties we own or control, we also seek to obtain licenses enabling us to develop and market products based on popular entertainment properties owned by third parties.

We currently have in-licenses to several successful entertainment properties, including MARVEL, STAR WARS, BEYBLADE and SESAME STREET. These licenses typically have multi-year terms and provide us with the right to market and sell designated classes of products. In recent years our sales of products under the MARVEL, STAR WARS, BEYBLADE and SESAME STREET licenses have been highly significant to our business. If any of these licenses were to terminate and not be renewed, or the popularity of any of these licensed properties was to significantly decline, our business would be damaged and we would need to successfully develop and market other products to replace the products previously offered under license.

Our license to the MARVEL property is granted from Marvel Entertainment, LLC and Marvel Characters B.V. (together “Marvel”). Our license to the STAR WARS property is granted by Lucas Licensing Ltd. and Lucasfilm Ltd. (together “Lucas”). Both Marvel and Lucas are owned by The Walt Disney Company.

Delays or increased costs associated with the development and offering of entertainment media based upon or related to our brands, can harm our business and profitability.

Entertainment media, in forms such as television, motion pictures, DVD releases and other media, can provide popular platforms for consumers to experience our owned and licensed brands and the success, or lack of success, of such media efforts can significantly impact the demand for our products and our financial success. We spend considerable resources in designing and developing products in conjunction with planned media releases. Not only our efforts, but the efforts of third parties, heavily impact the timing of media development, release dates and the ultimate consumer interest in and success of these media efforts.

The ultimate timing and success of such projects is critically dependent on the efforts and schedules of our licensors, and studio and media partners. We do not fully control when or if any particular motion picture projects will be greenlit or released, and our licensors or media partners may change their plans with respect to projects and release dates. This can make it difficult for us to plan future entertainment slates and to successfully develop and market products in conjunction with future motion picture and other media releases, given the lengthy lead times involved in product development and successful marketing efforts.

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

Lack of sufficient consumer interest in entertainment media for which we offer products can harm our business.

Motion pictures, television or other media for which we develop products may not be as popular with consumers as we anticipated. While it is difficult to anticipate what products may be sought after by consumers, it can be even more difficult to properly predict the popularity of media efforts and properties given the broad array of competing offerings. If our and our partners’ media efforts fail to garner sufficient consumer interest and acceptance, our revenues and the financial return from such efforts will be harmed.

THE HUB, our cable television joint venture with Discovery Communications, Inc. in the United States, competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees. There is no guarantee that THE HUB will be successful. Similarly, Hasbro Studios’ programming distributed internationally competes with programming from many other parties. Lack of consumer interest in and acceptance of programming developed by Hasbro Studios, or other programming appearing on THE HUB, and products related to that programming, could significantly harm our business. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with our investment in THE HUB, such as difficulties in increasing subscribers to the network or in building advertising revenues for THE HUB. During 2012 the Company paid $59,277 for programming developed by Hasbro Studios and anticipates that it will continue spending at comparable levels in 2013 and future years.

At December 30, 2012, $330,746, or 7.6%, of our total assets represented our investment in THE HUB. If THE HUB does not achieve success, or if there are subsequent declines in the success or profitability of the channel, then our investment may become impaired, which could result in a write-down through net earnings.

Part of our strategy to remain relevant to children and families is to offer innovative products incorporating greater technology and which marry digital and analog play. The margins on many of these products are lower than more traditional toys and games and such products may have short lifespans.

As children have grown “older younger” and have otherwise become interested in more and more sophisticated and adult products, such as video games, consumer electronics and social and digital media, at younger and younger ages, we have sought to keep our products relevant and interesting for these consumers. One initiative we have pursued to capture the interest of children is to offer innovative children’s electronic toy and game products. Increasing the marriage between digital and analog gaming and increasing the technology in our gaming products is another key for our future strategy. These electronic and digital products, if successful, can be an effective way for us to connect with consumers and increase our sales. However, children’s electronic and digital products, in addition to the risks associated with our other family entertainment products, also face certain additional risks.

Our costs for designing, developing and producing electronic and digital products, or products that marry digital and analog technology, tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to recoup these higher costs through sufficient sales quantities and to reflect higher costs in higher prices is constrained by heavy competition in consumer electronics and entertainment products, and can be further constrained by difficult economic conditions. As a consequence, our margins on the sales of these products can be lower than for more traditional products and we can face increased risk of not achieving sales sufficient to recover our costs. In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter than traditional toys and games.

Other economic and public health conditions in the markets in which we operate, including rising commodity and fuel prices, higher labor costs, increased transportation costs, outbreaks of public health pandemics or other diseases, or third party conduct could negatively impact our ability to produce and ship our products, and lower our revenues, margins and profitability.

Various economic and public health conditions can impact our ability to manufacture and deliver products in a timely and cost-effective manner, or can otherwise have a significant negative impact on our revenues, profitability and business.

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

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 30, 2012, our net revenues from international customers comprised approximately 50% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved international markets. Additionally, as we discuss below, we utilize third-party manufacturers located principally in the Far East to produce the majority of our products, and we have a manufacturing facility in Ireland. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

•	Currency conversion risks and currency fluctuations;

•	Limitations on the repatriation of earnings;

•	Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions;

•	Political instability, civil unrest and economic instability;

•	Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies;

•	Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the United States;

•	Natural disasters and the greater difficulty and cost in recovering therefrom;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	Changes in international labor costs and other costs of doing business internationally; and

•	The imposition of tariffs, quotas, or other protectionist measures.

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

Our global operations mean we produce and buy products, and sell products, in many different jurisdictions with many different currencies. As a result, if the exchange rate between the United States dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. As an example, if the dollar appreciates 10% relative to a local currency for an international market in which we had $200 million of net revenues, the dollar value of those sales, as they are translated into U.S. dollars, would decrease by $20 million in our consolidated financial results. As such, we would recognize a $20 million decrease in our net revenues, even if the actual level of sales in the foreign market had not changed. Similarly, our expenses in foreign markets can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control.

We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by third parties and licensed to us. The success of entertainment properties for which we have a license, such as MARVEL, STAR WARS, BEYBLADE or SESAME STREET related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 30, 2012, we had $163,875 of prepaid royalties, $86,361 of which are included in prepaid expenses and other current assets and $77,514 of which are included in other assets. Under the terms of existing contracts as of December 30, 2012, we may be required to pay future minimum guaranteed royalties and other licensing fees totaling approximately $227,000. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties we have no guaranty that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.

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

The limited inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional product to fully meet consumer demand. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in our underproducing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods, particularly from the Far East, during the critical months leading up to the holiday shopping season.

The concentration of our retail customer base means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 30, 2012, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, accounted for approximately 17%, 11% and 10%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 42% of our consolidated net revenues. In the U.S. and Canada segment, approximately 64% of the net revenues of the segment were derived from our top three customers. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. Customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products, and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and profitability.

Our use of third-party manufacturers to produce the majority of our toy products, as well as certain other products, presents risks to our business.

We own and operate two manufacturing facilities, one in East Longmeadow, Massachusetts and the other in Waterford, Ireland. However, most of our products are manufactured by third-party manufacturers, most of whom are located in the People’s Republic of China (“China”). Although, our external sources of manufacturing can be shifted, over a significant period of time, to alternative sources of supply, should such changes be necessary. If we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, civil, labor or other factors beyond our control, including natural disasters or pandemics, our operations may be substantially disrupted, potentially for a significant period of time. This delay could significantly reduce our revenues and profitability and harm our business while alternative sources of supply are secured.

Given that the majority of our toy manufacturing is conducted by third-party manufacturers located in China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, as well as increases in the costs of labor and other costs of doing business in China, could have a significant negative impact on our operations, revenues and earnings. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortages and increases in labor costs in China as well as difficulties in moving products manufactured in China out of Asia and through the ports in North America and Europe, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China. Also, the imposition of trade sanctions or other regulations by the United States or the European Union against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China could result in delays to us in obtaining product and may harm sales.

We require our third-party manufacturers to comply with our Global Business Ethics Principles, which are designed to prevent products manufactured by or for us from being produced under inhumane or exploitive conditions. Our Global Business Ethics Principles address a number of issues, including working hours and compensation, health and safety, and abuse and discrimination. In addition, we require that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, including consumer and product safety laws in the markets where those products are sold. Hasbro has the right and exercises such right, both directly and through the use of outside monitors, to monitor compliance by our third-party manufacturers with our Global Business Ethics Principles and other manufacturing requirements. In addition, we do quality assurance testing on our products, including products manufactured for us by third parties. Notwithstanding these requirements and our monitoring and testing of compliance with them, there is always a risk that one or more of our third-party manufacturers will not comply with our requirements and that we will not immediately discover such non-compliance. Any failure of our third-party manufacturers to comply with labor, consumer, product safety or other applicable requirements in manufacturing products for us could result in damage to our reputation, harm sales of our products and potentially create liability for us.

Difficulties associated with the implementation of our plan to reinvent our gaming business may harm our revenues and profitability.

Recognizing the critical need for increased innovation and a change in the way we go to market with gaming products in order to remain successful in the gaming business in the future, we began implementing a strategy in 2011 to reinvent our gaming business. The objective of this plan was to stabilize our gaming business in 2012, and to position it to grow in 2013 and beyond. Our strategy to drive our gaming business in the future involves substantial changes in how we market our gaming products to consumers and how we position them at retail, a focus on delivering industry leading innovation in gaming, a change in our allocation of focus across gaming brands, greater penetration of our brands into digital gaming and the successful combination of analog and digital gaming. We also are designing our gaming products to recognize the need to provide immersive game play in shorter periods of time, and to offer innovative face to face and off the board gaming opportunities. Our failure to successfully implement our strategy to reinvent our gaming business and to otherwise stabilize and grow our gaming business in the future could substantially harm our business, resulting in lost revenues and lost profits. There can be no assurance that we will successfully implement our global gaming strategy.

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

To remain competitive we must continuously work to increase efficiency and reduce costs, but there is no guarantee we will be successful in this regard.

Our business is extremely competitive, the pace of change in our industry is getting faster and our competitors are always working to be more efficient and profitable. To compete we must continuously improve our processes, increase efficiency and work to reduce our expenses. To improve our profitability and competitiveness, in the fourth quarter of 2012 we implemented a global cost savings initiative. The objective of this initiative is to reduce our operating costs by an annual amount of $100 million by 2015. We intend to achieve this by focusing on fewer, more global brand initiatives, workforce reductions, facility consolidation and other process improvements. However, this is no guarantee we will achieve our cost savings goals.

We rely on external financing, including our credit facility, to help fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our revolving credit facility and our other credit facilities for working capital. We currently have a revolving credit agreement that expires in 2017, which provides for a $700,000 committed revolving credit facility. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations.

We also have a commercial paper program which, subject to market conditions, allows us to issue up to $700,000 in aggregate amount of commercial paper outstanding from time to time as a further source of working capital funding and liquidity. There is no guarantee that we will be able to issue commercial paper on favorable terms, or at all, at any given point in time. At December 30, 2012 there was $209,200 outstanding under this program.

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

As of December 30, 2012, we had $1,384,895 of total principal amount of long-term debt outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. In addition, advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children under the age of thirteen is subject to the provisions of the Childrens’ Online Privacy Protection Act. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business.

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

Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, is of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands in the United States and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the United States and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our balance sheet. However, as of December 30, 2012, we had $416,659 of acquired product and licensing rights included in other assets on our balance sheet. Declines in the profitability of the acquired brands or licensed products may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions have been a component of our historical growth and have enabled us to further broaden and diversify our product offerings. In making acquisitions, we target companies that we believe offer attractive family entertainment products or the ability for us to leverage our entertainment offerings. In the case of our joint venture with Discovery, we looked to partner with a company that has shown the ability to establish and operate compelling entertainment channels. However, we cannot be certain that the products of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products or services in the future.

Failure to operate our information systems and implement new technology effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems and software applications to manage many aspects of our business, including management of our supply chain, sale and delivery of our products and various other process transactions. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.

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

As is the case with many large multinational corporations, we are subject, from time to time, to regulatory investigations, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in significant numbers of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition and results of operations.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be periodically evaluated for impairment. At December 30, 2012, $474,925, or 11.0%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by the U.S. and Canada, Global Operations and Entertainment and Licensing segments as well as for corporate functions. The Company also owns an adjacent building consisting of approximately 23,000 square feet that is used in the corporate function. In addition, the Company leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet used by the Global Operations and Entertainment and Licensing segments as well as corporate functions. Hasbro also has a leased facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the U.S. and Canada segment, as well as the Entertainment and Licensing and Global Operations segments. During 2012 the Company also utilized a leased facility in Providence, Rhode Island consisting of approximately 25,000 square feet which was used as temporary space for our Gaming Center of Excellence. In addition to the above facilities, the Company also leases office space consisting of approximately 95,400 square feet in Renton, Washington as well as warehouse space aggregating approximately 2,238,000 square feet in Georgia, California, Texas and Quebec that are also used by the U.S. and Canada segment. The Company also leases approximately 51,000 square feet in Burbank, California that is used by the Entertainment and Licensing segment.

The Company owns manufacturing plants in East Longmeadow, Massachusetts and Waterford, Ireland used in our Global Operations segment. The East Longmeadow plant consists of approximately 1,148,000 square feet. The Waterford plant consists of approximately 244,000 square feet. The Global Operations segment also leases an aggregate of 88,000 square feet of office and warehouse space in Hong Kong as well as approximately 128,000 square feet of office space leased in the People’s Republic of China.

In the International segment, the Company leases or owns property in over 35 countries. The primary locations in the International segment are in the United Kingdom, Mexico, Germany, France, Spain, Australia, Russia and Brazil, all of which are comprised of both office and warehouse space. The Company also leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.

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

The Company has outstanding tax assessments in Mexico relating to the years 2000 through 2005 and 2007. These tax assessments, which total approximately $206 million (at year-end 2012 exchange rates) in aggregate (including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging the 2005 assessment through administrative appeals and expects to file for administrative appeal with respect to the 2007 assessment. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of December 30, 2012, bonds totaling approximately $175 million (at year-end 2012 exchange rates) have been posted related to the assessments for the years 2000 through 2004. These bonds guarantee the full amounts of the related outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post a bond related to the 2005 or 2007 assessments as the Company is challenging, or plans to challenge, these through administrative appeals.

We are currently party to certain other legal proceedings, none of which we believe to be material to our business or financial condition.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”. The following table sets forth the high and low sales prices in the applicable quarters, as reported on the Composite Tape of The NASDAQ Global Select Market as well as the cash dividends declared per share of Common Stock for the periods listed.

	Sales Prices		Cash Dividends Declared
Period	High	Low
2012
1st Quarter	$37.70	31.51	$0.36
2nd Quarter	37.55	32.00	0.36
3rd Quarter	39.98	32.29	0.36
4th Quarter	39.96	34.91	0.36
2011
1st Quarter	$48.70	42.54	$0.30
2nd Quarter	48.43	42.63	0.30
3rd Quarter	46.01	33.21	0.30
4th Quarter	39.20	31.36	0.30

The approximate number of holders of record of the Company’s Common Stock as of February 7, 2013 was 6,000.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2012 10/1/12 — 10/28/12	750,000	$37.92	750,000	$183,757,319
November 2012 10/29/12 — 12/2/12	1,245,700	$37.67	787,500	$154,381,683
December 2012 12/3/12 — 12/30/12	735,090	$36.87	735,090	$127,281,942
Total	2,730,790	$37.52	2,272,590	$127,281,942

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

In November 2012, the Company repurchased an aggregate of 458,200 shares in connection with the exercises of stock options, which shares were delivered by the award recipient as payment of the exercise price and related taxes. These shares were purchased at the market prices on the dates of the exercises of the stock options.

Item 6.	Selected Financial Data.

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2012	2011	2010	2009	2008
Statement of Operations Data:
Net revenues	$4,088,983	4,285,589	4,002,161	4,067,947	4,021,520
Net earnings	$335,999	385,367	397,752	374,930	306,766
Per Common Share Data:
Net Earnings
Basic	$2.58	2.88	2.86	2.69	2.18
Diluted	$2.55	2.82	2.74	2.48	2.00
Cash dividends declared	$1.44	1.20	1.00	0.80	0.80
Balance Sheet Data:
Total assets	$4,325,387	4,130,774	4,093,226	3,896,892	3,168,797
Total long-term debt	$1,396,421	1,400,872	1,397,681	1,131,998	709,723
Ratio of Earnings to Fixed Charges(1)	5.31	5.71	6.38	7.91	8.15
Weighted Average Number of
Common Shares:
Basic	130,067	133,823	139,079	139,487	140,877
Diluted	131,926	136,697	145,670	152,780	155,230

(1)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before income taxes, less the Company’s share of earnings (losses) from equity investees plus fixed charges.

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

EXECUTIVE SUMMARY

Hasbro, Inc. (“Hasbro” or the “Company”) is a branded play company dedicated to fulfilling the fundamental need for play for children and families through creative expression of the Company’s world class brand portfolio. From toys and games, to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro applies its brand blueprint to its broad portfolio of properties. The brand blueprint revolves around the objectives of continuously re-imagining, re-inventing and re-igniting the Company’s existing brands, imagining, inventing and igniting new brands, and offering consumers the ability to experience the Company’s brands in all areas of their lives.

To accomplish these objectives, the Company offers consumers the ability to experience its branded play through innovative toys and games, digital media, lifestyle licensing and publishing and entertainment, including television programming and motion pictures. The Company’s focus remains on growing owned and controlled brands, developing new and innovative products and brands which respond to market insights, offering entertainment experiences which allow consumers to experience the Company’s brands across multiple forms and formats, and optimizing efficiencies within the Company to increase operating margins and maintain a strong balance sheet.

The Company earns revenue and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company’s properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third parties. The Company’s brand architecture includes franchise brands, challenger brands, gaming mega brands, key licensed brands and new brands. The Company’s franchise and challenger brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. Franchise brands are the Company’s most significant owned or controlled brands which have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not achieved franchise brand status yet, but have the potential to do so with investment and time. These franchise and challenger brands include TRANSFORMERS, NERF, LITTLEST PET SHOP, MY LITTLE PONY, FURREAL FRIENDS, BABY ALIVE, G.I. JOE, MONOPOLY, MAGIC: THE GATHERING, PLAY-DOH and PLAYSKOOL. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with an owned or controlled brand. By focusing on these brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During 2012 the Company had strong revenues from owned or controlled brands such as NERF, MAGIC: THE GATHERING, TRANSFORMERS, PLAY-DOH, FURREAL FRIENDS, LITTLEST PET SHOP, PLAYSKOOL, MONOPOLY and MY LITTLE PONY.

The Company’s innovative product offerings encompass a broad variety of toys including boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include boys’ action, board, off-the-board, digital, card, electronic, trading card and role-playing games.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its owned or controlled brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including SPIDER-MAN and THE AVENGERS; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. Both Marvel and Lucas are owned by The Walt Disney Company. Sales of MARVEL products are dependent upon the number and quality of theatrical releases in any given year. In 2012, the Company had significant sales of MARVEL products, particularly from sales of products related to the movie releases of MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN. In 2011, the Company had sales of MARVEL products, including sales of products related to the Marvel movie releases of THOR and CAPTAIN AMERICA: THE FIRST AVENGER. In 2010, the Company had significant sales of products related to the Marvel movie release of IRON MAN 2. During 2013 the Company will market products related to three expected theatrical motion picture releases based on MARVEL properties, IRON MAN 3, THE WOLVERINE and THOR: THE DARK WORLD. The Company re-introduced BEYBLADE products, another licensed entertainment property, during the second half of 2010 and had significant sales in both 2011 and 2012. In addition to offering products based on licensed entertainment properties, the Company also offers products which are licensed from outside inventors.

The Company also seeks to build all-encompassing brand experiences and drive product-related revenues by increasing the visibility of its brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had a number of motion pictures based on its brands released by major motion picture studios including three motion pictures based on its TRANSFORMERS brand, one motion picture based on its G.I. JOE brand and one motion picture based on its mega gaming brand, BATTLESHIP. The Company developed and marketed product lines based on these motion pictures. The next motion picture based on the Company’s properties is G.I. JOE: RETALIATION which is scheduled to be released in March of 2013 by Paramount Pictures. The Company has motion picture projects based on other brands in development for potential release in future years.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has an internal wholly-owned production studio, Hasbro Studios, which is responsible for the creation and development of television programming based primarily on Hasbro’s brands. This programming is currently aired throughout the world. The Company is a 50% partner in a joint venture with Discovery Communications, Inc. (“Discovery”) which runs THE HUB, a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on THE HUB includes content based on Hasbro’s brands, Discovery’s library of children’s educational programming, as well as programming developed by third parties. Hasbro Studios programming is distributed in the U.S. to THE HUB, other leading children’s networks internationally and on various digital platforms, such as Netflix and iTunes. The Company’s television initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in any form or format.

The Company’s strategic blueprint and brand architecture also focus on extending its brands further into digital media and gaming, including through the licensing of the Company’s properties to a number of partners who develop and offer digital games and other gaming experiences based on those brands. An example of these digital gaming relationships is the Company’s agreement with Electronic Arts Inc. (“EA”), which provides EA the exclusive worldwide rights, subject to existing limitations on the Company’s rights and certain other exclusions, to create digital games for all platforms, such as mobile devices, gaming consoles and personal computers, based on a number of the Company’s intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE, and BOGGLE. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand, as well as with other third party digital gaming companies such as DeNA and GameLoft. The Company continues to seek and develop additional outlets for its brands in digital gaming, including casual, mobile and online gaming.

The Company also seeks to express its brands through its lifestyle licensing business. Under its lifestyle licensing programs, the Company enters into relationships with a broad spectrum of apparel, food, bedding and other lifestyle products companies for the global marketing and distribution of licensed products based on the Company’s brands. These relationships further broaden and amplify the consumer’s ability to experience the Company’s brands.

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

During the fourth quarter of 2012 the Company announced a plan in which it expects to generate annual cost savings of $100,000 by 2015. This plan includes an approximate 10% workforce reduction, facility consolidations and process improvements which reduce redundancy and increase efficiencies. Other cost savings initiatives include focus on fewer, larger global brands and a reduction in the number of SKUs. During the fourth quarter of 2012, the Company incurred expenses of approximately $36,100 related to this plan. The Company expects to incur additional charges through 2013 as additional components of the plan are implemented.

The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2012, 2011 and 2010, the second half of the year accounted for 64%, 63% and 65% of the Company’s net revenues, respectively.

The Company sells its products both within the United States and in a number of international markets. In recent years, the Company’s international net revenues have experienced growth as the Company has sought to increase its international presence. One of the ways the Company has driven international growth is by opening offices in certain markets to develop a greater presence. Since 2006, the Company has opened up operations in new markets around the world including China, Brazil, Russia, Korea, Czech Republic, Peru and Colombia. These represent emerging markets where the Company believes that it can achieve higher revenue growth than it could achieve in more mature markets. Net revenues in emerging markets increased by 16% in 2012 compared to 2011 and represented more than 10% of consolidated net revenues in 2012. Net revenues of the Company’s International segment represented 44%, 43% and 39% of total net revenues in 2012, 2011 and 2010, respectively.

The Company’s business is separated into three principal business segments, U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment develops, markets and sells both toy and game products in the United States and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie, television and online entertainment operations. In addition to these three primary segments, the Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 through 2011, the Company’s Board of Directors (the “Board”) adopted six successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,825,000. The sixth authorization was approved in May 2011 for $500,000. At December 30, 2012, the Company had $127,282 remaining available under this authorization. During the three years ended 2012, the Company spent a total of $1,159,730, to repurchase 28,918 shares in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return excess cash through the payment of quarterly dividends. In February

2013 the Company’s Board increased the Company’s quarterly dividend rate, effective for the dividend payment in May 2013, to $0.40 per share, an 11% increase from the prior year quarterly dividend of $0.36 per share. This was the ninth dividend increase in the previous 10 years. During that period, the Company has increased its quarterly cash dividend from $0.03 to $0.40 per share.

Summary

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the three fiscal years ended December 30, 2012.

	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	40.9	42.8	42.2
Royalties	7.4	7.9	6.2
Product development	4.9	4.6	5.0
Advertising	10.3	9.7	10.5
Amortization of intangibles	1.3	1.1	1.3
Program production cost amortization	1.0	0.8	0.6
Selling, distribution and administration	20.7	19.2	19.5

Operating profit	13.5	13.9	14.7
Interest expense	2.2	2.1	2.1
Interest income	(0.1)	(0.2)	(0.1)
Other (income) expense, net	0.3	0.6	0.1

Earnings before income taxes	11.1	11.4	12.6
Income taxes	2.9	2.4	2.7

Net earnings	8.2%	9.0%	9.9%

Results of Operations

The fiscal year ended December 30, 2012 was a fifty-three week period while each of the fiscal years in the two-year period ended December 25, 2011 were fifty-two week periods.

Net earnings for the fiscal year ended December 30, 2012 were $335,999, or $2.55 per diluted share. This compares to net earnings for fiscal 2011 and 2010 of $385,367, or $2.82 per diluted share and $397,752, or $2.74 per diluted share, respectively.

Net earnings for 2012 includes a $0.26 per diluted share unfavorable impact resulting from restructuring costs associated with the cost savings initiatives announced during the first and fourth quarters of 2012. Net earnings for 2011 includes a $0.07 per diluted share unfavorable impact resulting from costs associated with the reorganization of the Company’s games business announced during the second quarter of 2011 related to the establishment of the Gaming Center of Excellence. Substantially all of the restructuring charges in 2012 and 2011 are included in Corporate and Eliminations in the Company’s segment reporting. Net earnings for both 2011 and 2010 include a $0.15 per diluted share favorable tax benefit resulting from the settlement of tax examinations.

Consolidated net revenues for the year ended December 30, 2012 were $4,088,983 compared to $4,285,589 in 2011 and $4,002,161 in 2010. Most of the Company’s net revenues and operating profits were derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. Consolidated net revenues in 2012 and 2011 were impacted by foreign currency translation of approximately $(98,500) and $64,300, respectively. The following table presents net revenues by product category for the years ended December 30, 2012 and December 25, 2011.

	2012	% Change	2011	% Change	2010
Boys	$1,577,010	(13)%	1,821,544	35%	1,345,523
Games	1,192,090	2%	1,169,672	(10)%	1,293,772
Girls	792,292	7%	741,394	(11)%	830,383
Preschool	527,591	(5)%	552,979	4%	532,483

Net Revenues	$4,088,983		4,285,589		4,002,161

For the year ended December 30, 2012, decreased net revenues in the boys and preschool categories were partially offset by increases in the girls and games categories. For the year ended December 25, 2011, decreased net revenues in the girls and games categories were more than offset by increases in the boys and preschool categories.

BOYS: Net revenues in the boys category decreased 13% in 2012 compared to 2011 as a result of lower net revenues from TRANSFORMERS and BEYBLADE products, which were partially offset by higher sales of MARVEL products, primarily due to sales of products based on the theatrical releases of MARVEL’S THE AVENGERS in May 2012 and THE AMAZING SPIDER-MAN in July 2012. In 2011, net revenues in the boys category grew 35% compared to 2010, primarily due to higher net revenues from TRANSFORMERS, BEYBLADE and KRE-O products. In 2011, TRANSFORMERS net revenues were positively impacted by the theatrical release of TRANSFORMERS: DARK OF THE MOON in June 2011. Also, 2011 marked the first full year of sales of BEYBLADE products, which were re-introduced during the second half of 2010, and the introduction of KRE-O products during the second half of 2011.

GAMES: Net revenues in the games category increased 2% in 2012 compared to 2011 as a result of higher net revenues from MAGIC: THE GATHERING, BATTLESHIP and TWISTER, as well as the introduction of boys’ action gaming products, which included STAR WARS FIGHTER PODS, ANGRY BIRDS STAR WARS and TRANSFORMERS BOT SHOTS. These higher revenues were partially offset by lower net revenues from other game brands, including SCRABBLE, CONNECT 4 and YAHTZEE. In 2011, net revenues in the games category decreased 10% compared to 2010 as a result of lower net revenues from board games partially offset by increased net revenues from MAGIC: THE GATHERING products.

GIRLS: Net revenues in the girls category increased 7% in 2012 compared to 2011 primarily due to new initiatives including the introduction of FURBY and ONE DIRECTION products. Higher net revenues from MY LITTLE PONY products, which are supported by television programming, also contributed to growth in the girls category. These higher net revenues were partially offset by decreased net revenues from LITTLEST PET SHOP, FURREAL FRIENDS and STRAWBERRY SHORTCAKE products. In 2011, net revenues in the girls category decreased 11% compared to 2010 primarily due to lower net revenues from LITTLEST PET SHOP products partially offset by increased net revenues from BABY ALIVE and MY LITTLE PONY products.

PRESCHOOL: Net revenues in the preschool category decreased 5% in 2012 compared to 2011. Increased net revenues from PLAY-DOH and PLAYSKOOL HEROES products, which includes MARVEL products, STAR WARS products and TRANSFORMERS RESCUE BOTS, were more than offset by declines in SESAME STREET and TONKA products. In 2011, the preschool category benefited from the introduction of new products under the Company’s license with Sesame Workshop as well as PLAYSKOOL HEROES products which contributed to overall growth of 4% compared to 2010. These increases were partially offset by decreased net revenues from PLAYSKOOL, TONKA and PLAY-DOH products.

The following table presents net revenues and operating profit data for the Company’s three principal segments for 2012, 2011 and 2010.

	2012	% Change	2011	% Change	2010
Net Revenues
U.S. and Canada	$2,116,297	(6)%	$2,253,458	(2)%	$2,299,547
International	$1,782,119	(4)%	$1,861,901	19%	$1,559,927
Entertainment and Licensing	$181,430	12%	$162,233	19%	$136,488

Operating Profit
U.S. and Canada	$319,072	15%	$278,356	(20)%	$349,594
International	$215,489	(20)%	$270,578	29%	$209,704
Entertainment and Licensing	$53,191	24%	$42,784	(1)%	$43,234

U.S. and Canada

U.S. and Canada segment net revenues for the year ended December 30, 2012 decreased 6% in 2012 compared to 2011 while net revenues for the year ended December 25, 2011 decreased 2% in 2011 compared to 2010. The impact of currency translation was not material in either period. In 2012, lower net revenues from boys and preschool products partially offset by higher net revenues from girls and games products contributed to the segment’s decline while lower net revenues from girls and games products partially offset by higher net revenues from boys and preschool products contributed to the segment’s decline in 2011 compared to 2010. The Company’s expectation in 2012 was that a higher portion of U.S. and Canada segment net revenues would shift to the second half of the year as part of a strategy to more closely align shipments with consumer demand. However, the challenging retail environment in the United States during the holiday season resulted in the segment not realizing the level of shipments in the later part of the fourth quarter that had been anticipated which contributed to the overall 6% decline in net revenues in the segment.

In 2012, higher net revenues from MY LITTLE PONY and EASY BAKE products as well as the introduction of FURBY and ONE DIRECTION products contributed to growth in the girls category. These increases were partially offset by lower net revenues from FURREAL FRIENDS, STRAWBERRY SHORTCAKE, LITTLEST PET SHOP and BABY ALIVE products in 2012. In 2011, moderately higher net revenues from MY LITTLE PONY and BABY ALIVE products compared to 2010 were more than offset by lower net revenues from FURREAL FRIENDS and LITTLEST PET SHOP products.

In the games category, higher net revenues from MAGIC: THE GATHERING, TWISTER, BATTLESHIP and boys’ action gaming products, primarily STAR WARS and TRANSFORMERS products, in 2012 were partially offset by lower net revenues from other game brands. Similarly, in 2011, higher net revenues from MAGIC: THE GATHERING products compared to 2010 were more than offset by lower net revenues from board games.

In the boys category, higher sales of MARVEL products, particularly movie-related products related to THE AVENGERS and SPIDER-MAN, in 2012 compared to 2011 were more than offset by lower net revenues from TRANSFORMERS, STAR WARS, BEYBLADE and NERF products. In 2011, higher net revenues from TRANSFORMERS, particularly movie-related products, compared to 2010 as well as higher sales of BEYBLADE products and the introduction of KRE-O products were partially offset by lower net revenues from NERF and to a lesser extent STAR WARS and TONKA products.

Increased net revenues from PLAYSKOOL HEROES, primarily MARVEL-related, and to a lesser extent higher net revenues from PLAY-DOH products were more than offset by decreased sales of SESAME STREET and TONKA products. In 2011, higher net revenues from SESAME STREET, TRANSFORMERS and STAR WARS products compared to 2010 were partially offset by lower net revenues from PLAYSKOOL, TONKA and PLAY-DOH products.

U.S. and Canada operating profit increased 15% in 2012 compared to 2011 and decreased 20% in 2011 compared to 2010. Operating profit margin improved to 15.1% in 2012 compared to 12.4% in 2011. The increase in operating profit and margin was primarily the result of product mix as well as improved inventory management, which resulted in lower inventory obsolescence costs in 2012 compared to 2011. Changes in product mix included less impact from closeout sales in 2012 compared to 2011. U.S. and Canada operating profit decreased by 20% in 2011 compared to 2010. The operating profit margin in 2011 decreased to 12.4% of net revenues compared to 15.2% in 2010. The decline in operating profit and margin in 2011 compared to 2010 was primarily the result of the decline in net revenues in 2011; product mix, including lower revenues from games and higher revenues from entertainment-based products; and the impact of closeout sales. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2012 or 2011.

International

International segment net revenues for the year ended December 30, 2012 decreased 4% compared to 2011 while net revenues for the year ended December 25, 2011 increased 19% compared to 2010. In 2012, net revenues were negatively impacted by currency translation of approximately $98,000 as a result of a stronger U.S. dollar whereas net revenues in 2011 were positively impacted by currency translation of $59,300 as a result of a weaker U.S. dollar. Excluding the impact of foreign exchange, net revenues for 2012 and 2011 increased 1% and 16%, respectively, compared to prior years.

The following table presents net revenues by geographic region for the Company’s International segment for 2012, 2011 and 2010.

	2012	% Change	2011	% Change	2010
Europe	$1,154,310	(8)%	1,254,427	19%	1,057,937
Latin America	362,689	8%	334,887	19%	281,835
Asia Pacific	265,120	(3)%	272,587	24%	220,155

Net revenues	$1,782,119		1,861,901		1,559,927

In 2012, a negative impact from currency translation of $79,100 and $20,000 for Europe and Latin America, respectively, in addition to challenging economic environments in certain developed economies contributed to the overall decline in net revenues for the segment. Currency translation did not have a material impact on net revenues for the Asia Pacific region. Absent the impact of foreign exchange, net revenues in Latin America increased 14% and net revenues in Europe decreased 2% in 2012 compared to 2011. Net revenues in emerging international markets, including Brazil, Russia and Colombia, increased 16% in 2012 compared to 2011. Net revenues increased in 2011 in all major geographic regions as part of our ongoing strategy to achieve growth in the International segment.

By product category, the decrease in net revenues in 2012 was predominantly the result of lower net revenues from boys products and marginally lower net revenues from games and girls products while net revenues from preschool products were flat for the year. In 2011, higher net revenues from boys products compared to 2010 were partially offset by lower net revenues from games, girls and preschool products.

In the boys category, higher net revenues from MARVEL, particularly movie-related products related to THE AVENGERS and SPIDER-MAN, KRE-O and STAR WARS products in 2012 compared to 2011 were more than offset by lower net revenues from BEYBLADE and TRANSFORMERS products. In 2011, higher net revenues from BEYBLADE, TRANSFORMERS, particularly movie-related products, and NERF products compared to 2010 as well as higher net revenues from BEYBLADE, KRE-O and SUPER SOAKER products contributed to the category’s growth in the International segment.

In the games category, higher net revenues from boys’ action gaming products, primarily STAR WARS and TRANSFORMERS related, MAGIC: THE GATHERING, TWISTER and BATTLESHIP products in 2012 compared to 2011 were more than offset by decreased net revenues from other game brands. In 2011, net revenues in the games category decreased compared to 2010 as a result of lower net revenues from board games, partially offset by increased net revenues from MAGIC: THE GATHERING products.

Higher net revenues from MY LITTLE PONY and the introduction of FURBY products in 2012 compared to 2011 were more than offset by lower net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products. FURBY products were introduced into English-speaking markets in 2012 and will be introduced to certain non-English speaking markets in 2013. In 2011, the decrease in net revenues in the girls’ toys category was primarily due to decreased net revenues from LITTLEST PET SHOP products, which were partially offset by increased net revenues from FURREAL FRIENDS and BABY ALIVE products.

Net revenues in the preschool category were flat for 2012. Increased net revenues from PLAYSKOOL HEROES products, primarily MARVEL-related, and PLAY-DOH products were wholly offset by decreased net revenues from PLAYSKOOL and SESAME STREET products. In 2011, decreased net revenues from PLAYSKOOL and TONKA products in the preschool category were partially offset by sales of SESAME STREET products which were introduced in 2011.

International segment operating profit decreased 20% in 2012 compared to 2011 and increased 29% in 2011 compared to 2010. Operating profit margin decreased to 12.1% of net revenues in 2012 from 14.5% of net revenues in 2011 and increased in 2011 from 13.4% of net revenues in 2010. Operating profit for the International segment in 2012 and 2011 was impacted by approximately $(11,900) and $4,400, respectively, due to the translation of foreign currencies to the U.S. dollar. In 2012, decreases in operating profit and operating profit margin were primarily due to lower net revenues discussed above in addition to higher selling, distribution and administration expenses. Higher cost of sales as a percentage of net revenues was partially offset by lower royalty expense as a result of the mix of entertainment-based and non-entertainment based product sales. Further, the decline in operating profit margin in 2012 compared to 2011 reflects the change in geographical mix of net revenues, with a higher percentage coming from emerging markets, which currently have lower operating profit margins than the Company has in developed markets. In 2011, the increase in operating profit was primarily driven by the increased net revenues described above. This was partially offset by higher royalty expense as a result of increased revenues from higher royalty-bearing products, particularly BEYBLADE and movie-related TRANSFORMERS products. The increase in operating profit margin was largely due to the impact of the increased net revenues.

Entertainment and Licensing

Entertainment and Licensing segment net revenues increased 12% in 2012 compared to 2011 and 19% in 2011 compared to 2010. Increases for each year were primarily due to the sale and distribution of television programming which included global television distribution, digital distribution and home entertainment. Increased net revenues in 2012 compared to 2011 were partially offset by decreased net revenues from lifestyle licensing primarily relating to lower TRANSFORMERS movie-related licensing revenues whereas lifestyle licensing revenues increased in 2011 compared to 2010, related to TRANSFORMERS movie-related licensing revenues.

Entertainment and Licensing segment operating profit increased 24% in 2012 compared to 2011 and decreased 1% in 2011 compared to 2010. In 2012, higher net revenues from television programming distribution directly contributed to a higher operating profit. In 2011, the impact of higher net revenues was offset by investments made by the Company to grow its global licensing organization as well as increased program production cost amortization reflecting the fact that 2011 was the first full year of television programming distribution.

Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 30, 2012:

	2012	2011	2010
Cost of sales	40.9%	42.8%	42.2%
Royalties	7.4	7.9	6.2
Product development	4.9	4.6	5.0
Advertising	10.3	9.7	10.5
Amortization of intangibles	1.3	1.1	1.3
Program production cost amortization	1.0	0.8	0.6
Selling, distribution and administration	20.7	19.2	19.5

Operating expenses in 2012 and 2011 each includes costs resulting from restructuring activities. In 2011, the Company incurred costs of $14,385 associated with establishing Hasbro’s Gaming Center of Excellence. In 2012, the Company incurred costs associated with events occurring during the first and fourth quarters. During the first quarter of 2012 the Company incurred employee severance charges of $11,130 associated with measures to right size certain businesses and functions. During the fourth quarter of 2012 the Company announced a cost savings initiative to reduce annual operating expenses by approximately $100,000 by 2015. This initiative includes a workforce reduction, facility consolidations and process improvements. During the fourth quarter of 2012, the Company recognized charges totaling $36,045, primarily related to employee severance charges. The Company expects additional charges in 2013 and beyond as it implements additional phases of this program.

These expenses were recorded to the consolidated statements of operations as follows:

	2012	2011
Cost of sales	$2,764	—
Product development	10,948	6,744
Selling, distribution and administration	33,463	7,641

Total	$47,175	14,385

Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence. Cost of sales decreased to 40.9% of net revenues for the year ended December 30, 2012 from 42.8% in 2011. Cost of sales in 2012 includes approximately $2,800 related to the reorganization of certain business units. Cost of sales as a percentage of net revenues in 2012 was positively impacted by product mix, which included higher MAGIC: THE GATHERING and Entertainment and Licensing segment net revenues, which typically have lower costs of sales as a percentage of net revenues. Further, the impact of closeout sales improved in 2012 compared to 2011. In addition, cost of sales was positively impacted by lower inventory obsolescence costs in 2012 compared to 2011. Cost of sales increased to 42.8% of net revenues for the year ended December 25, 2011 from 42.2% in 2010. The negative impacts of lower sales of traditional board games as well as increased close-out inventory shipments in 2011 were only partially offset by the positive impact of increased net revenues from entertainment-based properties, such as TRANSFORMERS and BEYBLADE products, and net revenues from MAGIC: THE GATHERING products. In addition, cost of sales was negatively impacted by unfavorable manufacturing variances as a result of reduced games production in 2011. While cost of sales as a percentage of net revenues of entertainment-based products are generally lower than many of the Company’s other products, sales from these products, including Company owned or controlled brands based on a movie release, also incur royalty expense. Such royalties reduce the benefit of these lower cost of sales.

Royalty expense totaled $302,066, or 7.4% of net revenues, in 2012 compared to $339,217, or 7.9% of net revenues, in 2011 and $248,570, or 6.2% of net revenues, in 2010. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given year, especially if there is a major motion picture release. Higher royalty expense in 2011 compared to 2012 and 2010 primarily reflects the higher sales of certain entertainment-driven products in 2011, primarily BEYBLADE and TRANSFORMERS products, compared to 2012 and 2010. In 2012, sales of MARVEL products, particularly those related to MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN, partially offset the reduction in sales of BEYBLADE and movie-related TRANSFORMERS products from the prior year.

Product development expense in 2012 totaled $201,197, or 4.9% of net revenues, compared to $197,638, or 4.6% of net revenues, in 2011 and $201,358, or 5.0% of net revenues, in 2010. Product development expense for 2012 and 2011 includes restructuring charges of approximately $11,000 and $6,700, respectively. Excluding the impact of these charges, product development expense remained flat in 2012 compared to 2011 and the lower expense for each year compared to 2010 reflects the Company’s continued focus on leveraging its development efforts on larger, global brands.

Advertising expense in 2012 increased to $422,239, or 10.3% of net revenues, compared to $413,951, or 9.7% of net revenues, in 2011 and $420,651, or 10.5% of net revenues, in 2010. Increased advertising in 2012 compared to 2011 in both dollars and as a percentage of net revenue is, in part, due to the Company’s strategy to increase its spend in consumer-facing marketing and advertising. Lower advertising expense in 2011 compared to 2012 and 2010 reflects the increased volume in sales of entertainment-based properties, primarily TRANSFORMERS and BEYBLADE products in 2011, which do not require the same level of advertising that the Company spends on non-entertainment based products.

Amortization of intangibles increased to $50,569, or 1.3% of net revenues, compared to $46,647, or 1.1% of net revenues, in 2011 and $50,405, or 1.3% of net revenues, in 2010. Increased amortization in 2012 compared to 2011 was the result of higher expense related to certain intangibles that are amortized based on actual and projected net revenues. The decrease in 2011 is the result of certain properties becoming fully amortized during 2010.

Program production cost amortization increased to $41,800, or 1.0% of net revenues, compared to $35,798, or 0.8% of net revenues, in 2011 and $22,069, or 0.6% of net revenues, in 2010. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The Company did not begin amortizing program production costs until the third quarter of 2010, upon the initial distribution of its television programming. The increase in 2012 reflects a higher number of television programs being produced and distributed as well as higher net revenues. The increase in 2011 compared to 2010 primarily reflects four quarters of activity whereas the comparable period of 2010 includes only two quarters of activity.

Selling, distribution and administration expenses increased to $847,347, or 20.7% of net revenues, compared to $822,094, or 19.2% of net revenues, in 2011 and $781,192, or 19.5% of net revenues, in 2010. Selling, distribution and administration expense for 2012 and 2011 includes approximately $33,500 and $7,600, respectively, of restructuring charges. Excluding these charges, selling, distribution and administration expense decreased in 2012 compared to 2011 as a result of lower shipping and warehousing costs related to lower revenues and lower inventory balances. Increased stock compensation and bonus provisions in 2012 compared to 2011 were substantially offset by the favorable impact of currency translation. In 2011, increased shipping costs related to higher revenues as well as increased expenses from the Company’s investments in emerging markets, on-line operations, licensing, entertainment and its internal systems contributed to higher selling, distribution and administration costs compared to 2010. These increases were partially offset by lower stock compensation and bonus provisions in 2011 due to the Company’s underperformance in relation to its financial targets.

Interest Expense

Interest expense increased to $91,141 in 2012 from $89,022 in 2011 and $82,112 in 2010. Increased interest expense in 2012 compared to 2011 primarily reflects higher average short-term borrowings as well as the impact of the extra week of interest expense on long-term debt in the first quarter of 2012 compared to 2011. The increase in 2011 compared to 2010 is primarily due to the issuance of long-term debt during 2010. In March 2010, the Company issued $500,000 of long-term debt which bears interest at a rate of 6.35%. The impact on interest expense of this issuance was partially offset by the conversion and redemption of the contingent convertible debentures during March and April 2010, which bore interest at a rate of 2.75%.

Interest Income

Interest income was $6,333 in 2012 compared to $6,834 in 2011 and $5,649 in 2010. Interest income in 2011 includes approximately $1,100 in interest received from the U.S. Internal Revenue Service related to prior years. Absent the impact of this receipt, interest income in 2012 increased compared to 2011 reflecting higher invested cash balances, primarily in international markets.

Other (Income) Expense, Net

Other (income) expense, net of $13,575 compares to $25,400 in 2011 and $3,676 in 2010. The decrease in other (income) expense, net in 2012 is primarily due to lower net losses on foreign currency transactions as well as investments gains in 2012 compared to investment losses in 2011. In 2011, the increase in other (income) expense, net is primarily due to losses on foreign currency transactions and investment losses in 2011 compared to gains in 2010.

Foreign currency exchange net losses of $4,178 in 2012 compared to $8,343 in 2011 and foreign currency exchange net gains of $(725) in 2010. The net loss in 2011 includes $3,700 related to derivative instruments which no longer qualified for hedge accounting. Investment gains of $(1,257) in 2012 compared to losses of $4,617 in 2011 and gains of $(3,822) in 2010. The losses in 2011 primarily reflect the decrease in value of warrants to purchase common stock of an unrelated company. Other (income) expense, net in 2012, 2011 and 2010 includes $6,015, $7,290 and $9,323 respectively, relating to the Company’s 50% share in the loss of THE HUB.

Income Taxes

Income tax expense totaled 25.9% of pretax earnings in 2012 compared with 20.8% in 2011 and 21.7% in 2010. Income tax expense for 2012 includes net benefits of approximately $8,300 from discrete events related to the repatriation of certain highly taxed foreign earnings and to expirations of statutes of limitations in multiple jurisdictions. Income tax expense for 2011 is net of a benefit of approximately $29,600 from discrete tax events, primarily related to the settlement of various tax examinations in multiple jurisdictions, including the United States. Income tax expense for 2010 is net of a benefit of approximately $22,300 from discrete tax events, primarily related to the settlement of various tax examinations in multiple jurisdictions, including the United States. Absent these items and potential interest and penalties related to uncertain tax positions recorded in 2012, 2011 and 2010, the effective tax rates would have been 27.0%, 26.2% and 25.4%, respectively. The increases in the adjusted tax rate from 2010 to 2011 and from 2011 to 2012 primarily reflect the change in the geographic mix of where the company earned its profits.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2012 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and its commercial paper program. During 2013, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit are adequate to meet its working capital needs for 2013, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of December 30, 2012 the Company’s cash and cash equivalents totaled $849,701, substantially all of which is held by international subsidiaries outside of the United States. Deferred income taxes have not been provided on most of the undistributed earnings of international subsidiaries as most of such earnings are indefinitely reinvested by the Company. Accordingly, international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 30, 2012 is denominated in the U.S. dollar.

At December 30, 2012, cash and cash equivalents, net of short-term borrowings, were $625,336 compared to $461,258 and $713,228 at December 25, 2011 and December 26, 2010, respectively. Hasbro generated $534,796, $396,069 and $367,981 of cash from its operating activities in 2012, 2011 and 2010, respectively. Operating cash flows in 2012, 2011 and 2010 included $59,277, $80,983 and $52,047, respectively, of cash used for television program production. Cash from operations in 2012, 2011 and 2010 also includes long-term royalty advance payments of $25,000 made to THE HUB in each of the three years.

Accounts receivable, net decreased to $1,029,959 at December 30, 2012 from $1,034,580 at December 25, 2011. The accounts receivable balance at December 30, 2012 includes an increase of approximately $10,600 as a result of the translation of foreign currency. Absent the impact of foreign exchange, accounts receivable, net decreased reflecting lower fourth quarter sales. Days sales outstanding increased to 72 days at December 30, 2012 from 70 days at December 25, 2011, primarily due to higher revenue volume in Latin America, a region which has longer payment terms. Accounts receivable, net increased to $1,034,580 at December 25, 2011 from $961,252 at December 26, 2010. The accounts receivable balance at December 25, 2011 included a decrease of approximately $24,900 as a result of the translation of foreign currency. Absent the impact of foreign exchange, the increase in accounts receivable reflected increased sales and timing of such sales in the fourth quarter of 2011 compared to the fourth quarter of 2010. Days sales outstanding increased to 70 days at December 25, 2011 from 68 days at December 26, 2010.

Inventories decreased to $316,049 at December 30, 2012 compared to $333,993 at December 25, 2011. Inventories declined 23% in the U.S. and Canada segment, partially offset by increases in certain International markets including Russia, China and Korea. Inventories decreased to $333,993 at December 25, 2011 compared to $364,194 at December 26, 2010. The decreased inventory balance at December 25, 2011 reflects higher sales in the fourth quarter of 2011 compared to 2010 as well as the Company’s efforts to lower its overall levels from year-end 2010.

Prepaid expenses and other current assets increased to $312,493 at December 30, 2012 from $243,431 at December 25, 2011. The balance at December 30, 2012 includes an increase of approximately $5,500 as a result of translation of foreign currency. Absent the impact of foreign currency translation, increases in prepaid royalties, primarily related to prepaid royalties previously recorded as long-term which have become current related to the MARVEL license, as well as deferred income taxes were partially offset by lower non-income based tax receivables compared to 2011 as a result of collections in 2012. Prepaid expenses and other current assets increased to $243,431 at December 25, 2011 from $167,807 at December 26, 2010 primarily due to higher non-income based tax receivables. These tax receivables were primarily related to value added taxes in Europe that were due to the Company, primarily from France, Spain and Germany. The increase was primarily due to changes in the legal structure of the Company’s European business, which resulted in larger outstanding balances at year-end 2011. This increase was partially offset by decreases in foreign exchange contracts and income tax receivables.

Accounts payable and accrued expenses decreased to $736,070 at December 30, 2012 from $761,914 at December 25, 2011. The 2012 balance includes an increase of approximately $8,300 as a result of the translation of foreign currency balances. The decrease was partially the result of lower accrued dividends as the result of a decision by the Company’s Board to accelerate the payment of the dividend declared in December 2012, which historically would have been paid in February 2013, to December 2012. In addition, the decrease relates to a decrease in accrued royalties as the result of lower sales of entertainment-based products as well as lower accrued non-income-based taxes. These lower balances were partially offset by severance costs accrued in the fourth quarter of 2012 as well as higher accrued payroll and management incentives. Accounts payable and accrued expenses increased to $761,914 at December 25, 2011 compared $704,233 at December 26, 2010. The 2011 balance included a decrease of approximately $15,100 as a result of the translation of foreign currency balances. The increases in accrued expenses related to higher accrued royalties as a result of increased sales of royalty-bearing BEYBLADE and TRANSFORMERS products in 2011. The remainder of the increase related to higher accrued costs associated with cancelled purchase commitments and accrued income and other taxes. These increases were partially offset by lower accrued payroll and management incentives.

Other liabilities increased to $461,152 at December 30, 2012 from $370,043 at December 25, 2011 and $361,324 at December 26, 2010. Increased non-current liabilities are primarily the result of higher pension liabilities at December 30, 2012 compared to 2011 and 2010. Further, other liabilities associated with uncertain tax positions increase in 2012 as compared to 2011.

Cash flows utilized by investing activities were $106,172, $107,615 and $104,188 in 2012, 2011 and 2010, respectively, which consisted primarily of additions to property, plant and equipment of approximately $112,100, $99,400 and $112,600 in 2012, 2011 and 2010, respectively. Of these additions, 45% in 2012, 66% in 2011 and 57% in 2010 were for purchases of tools, dies and molds related to the Company’s products. In 2013, the Company expects capital expenditures to be in the range of $115,000 to $125,000. During the three years ended December 30, 2012, the depreciation of plant and equipment was $99,718, $113,821 and $95,925, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. Cash utilized for investments and acquisitions was $11,585 in 2011. No investments and acquisitions were made in 2012 or 2010. The 2011 utilization represents the Company’s purchase of intellectual property.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2012 and 2011, the Company primarily used cash from operations and borrowings under its commercial paper program and available lines of credit. In 2010, the Company primarily utilized cash from operations and borrowings under its available lines of credit.

During 2010, the Company was party to an accounts receivable securitization program whereby the Company sold, on an ongoing basis, substantially all of its U.S. trade accounts receivable to a bankruptcy remote special purpose entity, Hasbro Receivables Funding, LLC (“HRF”). HRF was consolidated with the Company for financial reporting purposes. The securitization program then allowed HRF to sell, on a revolving basis, an undivided fractional ownership interest of up to $250,000 in the eligible receivables it held to certain bank conduits. The program provided the Company with a source of working capital. In January 2011, the Company terminated this program.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Borrowings under the Program are supported by the Company’s $700,000 revolving credit agreement. At December 30, 2012, the Company had notes outstanding with par value of approximately $209,200 related to the Program. In January 2013, the program was amended to increase the aggregate outstanding principal amount to $700,000.

The Company has a revolving credit agreement (the “Agreement”) as amended in October 2012 which provides the Company with a $700,000 committed borrowing facility through October of 2017. Previously, the Agreement provided the Company with a $500,000 committed borrowing facility through December of 2014. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants in the Agreement as of and for the fiscal year ended December 30, 2012. The Company had no borrowings outstanding under its committed revolving credit facility at December 30, 2012. However, letters of credit outstanding under this facility as of December 30, 2012 were approximately $1,100 and borrowings under the Company’s commercial paper program were approximately $209,200. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, at December 30, 2012 were approximately $489,700. The Company also has other uncommitted lines from various banks, of which approximately $33,300 was utilized at December 30, 2012. Of the amount utilized under, or supported by, the uncommitted lines, approximately $15,100 and $18,200 represent outstanding short-term borrowings and letters of credit, respectively.

Net cash utilized by financing activities was $219,379 in 2012. Of this amount, $98,005 reflects cash paid, including transaction costs, to repurchase the Company’s common stock. During 2012, the Company repurchased 2,694 shares at an average price of $37.11. At December 30, 2012, $127,282 remained under the May 2011 Board authorization. Dividends paid were $225,464 in 2012 compared to $154,028 in 2011 reflecting not only the increase in the Company’s dividend rate in 2012 to $0.36 per quarter from $0.30 per quarter but also an additional dividend payment due to the decision by the Company’s Board to accelerate the payment of the dividend declared in December 2012, which historically would have been paid in February 2013, to December 2012. These utilizations were partially offset by net proceeds of $43,106 from short-term borrowings in 2012 as well as cash received from exercises of employee stock options of $54,963.

Net cash utilized by financing activities was $375,685 in 2011. Of this amount, $423,008 reflected cash paid, including transaction costs, to repurchase the Company’s common stock. During 2011, the Company repurchased 10,461 shares at an average price of $40.42. Dividends paid were $154,028 in 2011 compared to $133,048 in 2010 reflecting the increase in the Company’s dividend rate in 2011 to $0.30 per quarter from $0.25 per quarter. These utilizations were partially offset by net proceeds of $167,339 from short-term borrowings in 2011. In addition, cash received from the exercise of employee stock options in 2011 was $29,798.

Net cash utilized by financing activities was $170,595 in 2010. Of this amount, $639,563 reflected cash paid, including transaction costs, to repurchase the Company’s common stock. During 2010, the Company repurchased 15,763 shares at an average price of $40.37. Dividends paid were $133,048 in 2010. These utilizations were partially offset by proceeds of $492,528 from the issuance of long-term notes in March 2010. In addition, cash received from the exercise of employee stock options in 2010 was $93,522.

For the $425,000 in notes due in 2014 and the $350,000 in notes due in 2017 which bear interest at 6.125% and 6.30%, respectively, interest rates may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 30, 2012, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB+ and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

Including the notes described above, the Company has remaining principal amounts of long-term debt at December 30, 2012 of approximately $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of $194,221 and purchase commitments of $262,101 outstanding at December 30, 2012. Letters of credit and similar instruments include $174,870 of bonds related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $98,888 in 2013.

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

Sales Allowances

Sales allowances for customer promotions, discounts and returns are recorded as a reduction of revenue when the related revenue is recognized. Revenue from product sales is recognized upon passing of title to the customer, generally at the time of shipment. Revenue from product sales, less related sales allowances along with license fees and royalty revenue comprise net revenues in the consolidated statements of operations. The Company routinely commits to promotional sales allowance programs with customers. These allowances primarily relate to fixed programs, which the customer earns based on purchases of Company products during the year. Discounts and allowances are recorded as a reduction of related revenue at the time of sale. While many of the allowances are based on fixed amounts, certain of the allowances, such as the returns allowance, are based on market data, historical trends and information from customers and are therefore subject to estimation.

For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2012, there have been no material adjustments to the Company’s estimates made in prior years.

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

The most significant estimates are those used in the determination of ultimate revenue in the individual-film-forecast method. Ultimate revenue estimates impact the timing of program production cost amortization in the consolidated statement of operations. Ultimate revenue includes revenue from all sources that are estimated to be earned related to the television program and include toy, game and other merchandise licensing fees; first run program distribution fees; and other revenue sources, such as DVD and digital distribution. Our ultimate revenue estimates for each television program are developed based on our estimates of expected future results. We review and revise these estimates at each reporting date to reflect the most current available information. If estimates for a television program are revised, the difference between the program production cost amortization determined using the revised estimate and any amounts previously expensed during that fiscal year, are included as an adjustment to program production cost amortization in the consolidated statement of operations in the quarter in which the estimates are revised. Prior period amounts are not adjusted for subsequent changes in estimates. Factors that can impact our revenue estimates include the success and popularity of our television programs in the U.S. which are distributed on THE HUB and available on Netflix and iTunes, our ability to achieve broad distribution and viewer acceptance in international markets, and success of our program-related toy, game and other merchandise.

For the year ended December 30, 2012 we have $91,975 of program production costs included in other assets in the consolidated balance sheet. We currently expect that substantially all capitalized program production costs will be amortized over the 3-year period 2013 through 2015. Future program production cost amortization is subject to change based on actual costs incurred and management’s then current estimates of ultimate revenues. During 2012 the Company did not incur any significant impairment charges related to its program production costs.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company’s annual goodwill impairment test was performed in the fourth quarter of 2012 and the estimated fair value of the Company’s reporting units with allocated goodwill were substantially in excess of their carrying value. No reporting units were considered to be at risk of failing the first step of the impairment test. Accordingly, no impairment was indicated. The Company’s annual impairment tests related to intangible assets with indefinite lives were also performed in the fourth quarter of 2012 and no impairments were indicated as the estimated fair values were substantially in excess of the carrying value of the related assets. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 30, 2012, the Company has goodwill and intangible assets with indefinite lives of $550,663 recorded on the balance sheet.

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $340,921 at December 30, 2012. During 2012, there were no impairment charges related to these intangible assets.

Recoverability of Royalty Advances and Commitments

The Company’s ability to earn-out royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the non-recoverable minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 30, 2012, the Company had $163,875 of prepaid royalties, $86,361 of which are included in prepaid expenses and other current assets and $77,514 of which are included in other assets.

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

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on plan assets used in the calculation of 2012 pension expense for the U.S. plans was 7.00%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2012 pension expense for U.S. plans by approximately $650.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. The Company’s discount rate for its U.S. plans used for the calculation of 2012 pension expense averaged 4.96%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2012 pension expense by approximately $430.

Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. At December 30, 2012, the Company’s U.S. plans had unrecognized actuarial losses of $138,946 included in accumulated other comprehensive earnings related to its defined benefit pension plans compared to $104,872 at December 25, 2011. The increase primarily reflects additional unrecognized actuarial losses in 2012, primarily due to the reduction of the discount rate used to measure plan obligations at December 30, 2012, partially offset by the amount by which the Company’s 2012 actual return on plan assets exceeded the expected return assumed in the calculation of the 2012 expense. The discount rate used to calculate the projected benefit obligation at December 30, 2012 decreased to 4.09% at December 30, 2012 from 4.96% used at December 25, 2011. A decrease of 0.25% in the Company’s discount rate would have increased the 2012 projected benefit obligation by approximately $12,026. Pension plan assets are valued on the basis of their fair market value on the measurement date. These changes in the fair market value of plan assets impact the amount of future pension expense due to amortization of the unrecognized actuarial losses or gains.

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

An estimated effective income tax rate is applied to the Company’s interim results. In the event there is a significant unusual or extraordinary item recognized in the Company’s interim results, the tax attributable to that item is separately calculated and recorded at the time. Changes in the Company’s estimated effective income tax rate during 2012 were primarily due to changes in its estimate of earnings by tax jurisdiction. In addition, changes in judgment regarding likely outcomes related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2012, the Company recorded a total benefit of approximately $8,300 associated with discrete tax events, primarily related to the repatriation of certain highly taxed foreign earnings as well as expirations of statutes in multiple jurisdictions.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the financial statements or at a different amount than that which is recognized on the financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheet. Deferred tax assets represent deductions that have been reflected in the financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s financial statements or income recognized in the financial statements that has not yet been recognized in the Company’s income tax return. Deferred income taxes have not been provided on most of the undistributed earnings of international subsidiaries as most of such earnings are indefinitely reinvested by the Company. In the event the Company determines that such earnings will not be indefinitely reinvested, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax of the international subsidiaries. At December 30, 2012, the difference between the tax rates in the United States and the applicable tax of the international subsidiaries on cumulative undistributed earnings was approximately $393,000.

The Mexican government has a tax structure which results in companies paying the higher of an income-based tax or an alternative flat tax. Should the Company be subject to the alternative flat tax, it would be required to review whether its net deferred tax assets would be realized. As the Company believes that it will continue to be subject to the income-based tax in 2013, it believes that the net deferred tax assets related to the Mexican tax jurisdiction will be realizable. Should the facts and circumstances change, the Company may be required to reevaluate deferred tax assets related to its Mexican operations, which may result in additional tax expense. At December 30, 2012, these deferred tax assets were approximately $7,300.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,384,895 in principal amount of long-term debt outstanding at December 30, 2012. Future payments required under these and other obligations as of December 30, 2012 are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$—	425,000	—	—	350,000	609,895	1,384,895
Interest payments on long-term debt	87,084	74,069	61,053	61,053	61,053	794,159	1,138,471
Operating lease commitments	39,688	26,161	13,249	7,207	4,677	13,686	104,668
Future minimum guaranteed contractual payments	98,888	21,917	20,660	19,550	19,525	46,275	226,815
Tax sharing agreement	6,800	7,100	7,400	7,700	8,000	86,400	123,400
Purchase commitments	262,101	—	—	—	—	—	262,101

	$494,561	554,247	102,362	95,510	443,255	1,550,415	3,240,350

Included in other liabilities in the consolidated balance sheets at December 30, 2012, the Company has a liability, including potential interest and penalties, of $123,444 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

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

The Company’s agreement with Marvel provides for minimum guaranteed royalty payments and requires the Company to make minimum expenditures on marketing and promotional activities. In connection with the extension of the Marvel license in 2009, the Company may be subject to additional royalty guarantees totaling $140,000 that are not included in the table above and that may be payable during the next six years contingent upon the quantity and types of theatrical movie releases. Approximately $30,000 of these additional royalty guarantees are expected to be paid in 2013 based on the theatrical release of IRON MAN 3.

Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 30, 2012.

In addition to the amounts included in the table above, the Company expects to make contributions totaling approximately $5,800 related to its unfunded U.S. and other International pension plans in 2013. The Company also has letters of credit and related instruments of approximately $194,221 at December 30, 2012.

The Company believes that cash from operations and funds available through its commercial paper program or lines of credit will allow the Company to meet these and other obligations described above.

Financial Risk Management

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British Pound sterling, Canadian dollar, Brazilian real, Russian ruble and Mexican peso and, to a lesser extent, currencies in Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $61,622 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the value of the forecasted foreign currency transactions.

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

The Company reflects all derivatives at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At December 30, 2012, these contracts had net unrealized losses of $1,720, of which $1,729 are recorded in prepaid expenses and other current assets, $12 are recorded in other assets, $(3,106) are recorded in accrued liabilities, and $(355) are recorded in other liabilities. Included in accumulated other comprehensive earnings at December 30, 2012 are deferred losses of $1,008, net of tax, related to these derivatives.

At December 30, 2012, the Company had fixed rate long-term debt, excluding adjustments, of $1,384,895. The Company was party to several interest rate swap agreements, with a total notional amount of $400,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps were matched with specific long-term debt issues and were designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts were wholly offset in earnings by changes in the fair value of the related long-term debt. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is now being amortized through the statement of operations over the life of the remaining long-term debt using a straight-line method. At December 30, 2012, this adjustment to long-term debt was $11,526. As a result of this termination long-term debt is no longer affected by variable interest rates and, thereby, earnings and cash flows are not expected to be impacted by changes in interest rates. The Company estimates that a hypothetical quarter percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt by approximately $31,000.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 42% of its consolidated net revenues in 2012 and 45% and 50% of its consolidated net revenues in 2011 and 2010, respectively. In recent years certain customers in the retail sector have experienced economic difficulty. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2012, approximately 64% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2012 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of operations, comprehensive earnings, cash flows and shareholders’ equity for each of the fiscal years in the three-year period ended December 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Providence, Rhode Island

February 27, 2013

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 30, 2012 and December 25, 2011

(Thousands of Dollars Except Share Data)

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$849,701	641,688
Accounts receivable, less allowance for doubtful accounts of $19,600 in 2012 and $23,700 in 2011	1,029,959	1,034,580
Inventories	316,049	333,993
Prepaid expenses and other current assets	312,493	243,431

Total current assets	2,508,202	2,253,692
Property, plant and equipment, net	230,414	218,021

Other assets
Goodwill	474,925	474,792
Other intangibles, net	416,659	467,293
Other	695,187	716,976

Total other assets	1,586,771	1,659,061

Total assets	$4,325,387	4,130,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$224,365	180,430
Accounts payable	139,906	134,864
Accrued liabilities	596,164	627,050

Total current liabilities	960,435	942,344
Long-term debt	1,396,421	1,400,872
Other liabilities	461,152	370,043

Total liabilities	2,818,008	2,713,259

Shareholders’ equity
Preference stock of $2.50 par value.
Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2012 and 2011	104,847	104,847
Additional paid-in capital	655,943	630,044
Retained earnings	3,354,545	3,205,420
Accumulated other comprehensive loss	(72,307)	(35,943)
Treasury stock, at cost, 80,754,417 shares in 2012 and 81,061,373 shares in 2011	(2,535,649)	(2,486,853)

Total shareholders’ equity	1,507,379	1,417,515

Total liabilities and shareholders’ equity	$4,325,387	4,130,774

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2012	2011	2010
Net revenues	$4,088,983	4,285,589	4,002,161

Costs and expenses
Cost of sales	1,671,980	1,836,263	1,690,057
Royalties	302,066	339,217	248,570
Product development	201,197	197,638	201,358
Advertising	422,239	413,951	420,651
Amortization of intangibles	50,569	46,647	50,405
Program production cost amortization	41,800	35,798	22,069
Selling, distribution and administration	847,347	822,094	781,192

Total expenses	3,537,198	3,691,608	3,414,302

Operating profit	551,785	593,981	587,859

Non-operating (income) expense
Interest expense	91,141	89,022	82,112
Interest income	(6,333)	(6,834)	(5,649)
Other (income) expense, net	13,575	25,400	3,676

Total non-operating expense, net	98,383	107,588	80,139

Earnings before income taxes	453,402	486,393	507,720
Income taxes	117,403	101,026	109,968

Net earnings	$335,999	385,367	397,752

Per common share
Net earnings
Basic	$2.58	2.88	2.86

Diluted	$2.55	2.82	2.74

Cash dividends declared	$1.44	1.20	1.00

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Fiscal Years Ended in December

(Thousands of Dollars)

	2012	2011	2010
Net earnings	$335,999	385,367	397,752

Other comprehensive earnings (loss):
Foreign currency translation adjustments	8,325	(21,844)	(32,457)
Net (losses) gains on cash flow hedging activities, net of tax	(3,704)	(8,689)	10,444
Changes in unrecognized pension and postretirement amounts, net of tax	(38,335)	(20,237)	(1,812)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(7,385)	3,338	(15,422)
Amortization of unrecognized pension and postretirement amounts	4,735	3,340	(11,235)

Other comprehensive loss	(36,364)	(44,092)	(50,482)

Total comprehensive earnings	$299,635	341,275	347,270

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2012	2011	2010
Cash flows from operating activities
Net earnings	$335,999	385,367	397,752
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	99,718	113,821	95,925
Amortization of intangibles	50,569	46,647	50,405
Program production cost amortization	41,800	35,798	22,069
Deferred income taxes	(16,086)	(2,921)	25,172
Stock-based compensation	19,434	12,463	33,392
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	28,690	(108,845)	71,173
Decrease (increase) in inventories	22,546	17,463	(151,634)
Decrease (increase) in prepaid expenses and other current assets	6,529	(85,076)	15,904
Program production costs	(59,277)	(80,983)	(52,047)
(Decrease) increase in accounts payable and accrued liabilities	(22,362)	75,589	(129,531)
Other, including long-term advances	27,236	(13,254)	(10,599)

Net cash provided by operating activities	534,796	396,069	367,981

Cash flows from investing activities
Additions to property, plant and equipment	(112,091)	(99,402)	(112,597)
Investments and acquisitions, net of cash acquired	—	(11,585)	—
Other investing activities	5,919	3,372	8,409

Net cash utilized by investing activities	(106,172)	(107,615)	(104,188)

Cash flows from financing activities
Net proceeds from borrowings with original maturities of more than three months	—	—	492,528
Repayments of borrowings with original maturities of more than three months	—	—	(186)
Net proceeds (repayments) of other short-term borrowings	43,106	167,339	(381)
Purchases of common stock	(98,005)	(423,008)	(639,563)
Stock option transactions	54,963	29,798	93,522
Excess tax benefits from stock-based compensation	14,477	9,657	22,517
Dividends paid	(225,464)	(154,028)	(133,048)
Other financing activities	(8,456)	(5,443)	(5,984)

Net cash utilized by financing activities	(219,379)	(375,685)	(170,595)

Effect of exchange rate changes on cash	(1,232)	1,123	(1,447)

Increase (decrease) in cash and cash equivalents	208,013	(86,108)	91,751
Cash and cash equivalents at beginning of year	641,688	727,796	636,045

Cash and cash equivalents at end of year	$849,701	641,688	727,796

Supplemental information
Interest paid	$93,957	91,045	72,927

Income taxes paid	$110,544	78,104	93,995

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Treasury Stock	Total Shareholders’ Equity
Balance, December 27, 2009	$104,847	467,183	2,720,549	58,631	(1,756,438)	$1,594,772
Net earnings	—	—	397,752	—	—	397,752
Other comprehensive loss	—	—	—	(50,482)	—	(50,482)
Stock-based compensation transactions	—	22,971	—	—	86,253	109,224
Conversion of debentures	—	102,792	—	—	204,635	307,427
Purchases of common stock	—	—	—	—	(636,681)	(636,681)
Stock-based compensation expense	—	33,015	—	—	377	33,392
Dividends declared	—	—	(139,984)	—	—	(139,984)

Balance, December 26, 2010	$104,847	625,961	2,978,317	8,149	(2,101,854)	$1,615,420
Net earnings	—	—	385,367	—	—	385,367
Other comprehensive loss	—	—	—	(44,092)	—	(44,092)
Stock-based compensation transactions	—	(8,266)	—	—	37,895	29,629
Purchases of common stock	—	—	—	—	(423,008)	(423,008)
Stock-based compensation expense	—	12,349	—	—	114	12,463
Dividends declared	—	—	(158,264)	—	—	(158,264)

Balance, December 25, 2011	$104,847	630,044	3,205,420	(35,943)	(2,486,853)	$1,417,515
Net earnings	—	—	335,999	—	—	335,999
Other comprehensive loss	—	—	—	(36,364)	—	(36,364)
Stock-based compensation transactions	—	6,695	—	—	51,015	57,710
Purchases of common stock	—	—	—	—	(100,041)	(100,041)
Stock-based compensation expense	—	19,204	—	—	230	19,434
Dividends declared	—	—	(186,874)	—	—	(186,874)

Balance, December 30, 2012	$104,847	655,943	3,354,545	(72,307)	(2,535,649)	$1,507,379

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(1)    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interests in other companies are accounted for using the equity method. All intercompany balances and transactions have been eliminated.

Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal year ended December 30, 2012 was a fifty-three week period while each of the fiscal years in the two-year period ended December 25, 2011 were fifty-two week periods.

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

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers predominantly on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year with regard to the financial performance, cash generation, financing availability and liquidity status of each customer. The majority of customers are formally reviewed at least annually; more frequent reviews are performed based on the customer’s financial condition and the level of credit being extended. For customers on credit who are experiencing financial difficulties, management performs additional financial analyses before shipping orders. The Company uses a variety of financial transactions, based on availability and cost, to increase the collectability of certain of its accounts, including letters of credit, credit insurance, and requiring cash in advance of shipping.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At December 30, 2012 and December 25, 2011, finished goods comprised 91% and 94% of inventories, respectively.

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

The remaining intangibles having defined lives are being amortized over periods ranging from five to twenty-five years, primarily using the straight-line method. At December 30, 2012, approximately 8% of other intangibles, net related to digital gaming rights which are being amortized in proportion to projected revenues.

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 30, 2012, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 30, 2012 also include long-term borrowings (see note 9 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 9, 12 and 16).

Revenue Recognition

Revenue from product sales is recognized upon the passing of title to the customer, generally at the time of shipment. Provisions for discounts, rebates and returns are made when the related revenues are recognized. The Company bases its estimates for discounts, rebates and returns on agreed customer terms and historical experience.

The Company enters into arrangements licensing its brands on specifically approved products or formats. The licensees pay the Company royalties based on their revenues derived from the brands, in some cases subject to minimum guaranteed amounts. Royalty revenues are recognized as they are reported as earned and payment becomes assured, over the life of the license agreement.

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

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2012, 2011 and 2010, these costs were $157,035, $173,028 and $154,604, respectively, and are included in selling, distribution and administration expenses.

Operating Leases

Hasbro records lease expense on a straight-line basis inclusive of rent concessions and rent increases. Reimbursements from lessors for leasehold improvements are deferred and recognized as a reduction to lease expense over the lease term.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Foreign Currency Translation

Foreign currency assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues, costs and expenses are translated at weighted average exchange rates during each reporting period. Net earnings include gains or losses resulting from foreign currency transactions and, when required, translation gains and losses resulting from the use of the U.S. dollar as the functional currency in highly inflationary economies. Other gains and losses resulting from translation of financial statements are a component of other comprehensive earnings.

Pension Plans, Postretirement and Postemployment Benefits

Pension expense and related amounts in the consolidated balance sheet are based on actuarial computations of current and future benefits. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2013, the Company expects to contribute approximately $5,800 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. It also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.

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

Risk Management Contracts

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars as well as Euros and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

The Company also used interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps were matched with specific fixed rate long-term debt obligations and designated as fair value hedges of the change in fair value of the related debt obligations. These agreements were recorded at their fair value as an asset or liability. Gains and losses on these contracts were included in the consolidated statements of operations and wholly offset by changes in the fair value of the related long-term debt. In November 2012, these interest rate swap agreements were terminated. The realized gain on the interest rate swaps was recorded as an adjustment to long-term debt and is being amortized through the statement of operations over the term of the related long-term debt using a straight-line method.

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. In addition, for the period that the Company’s convertible debt was outstanding, dilutive securities included shares issuable under such debt. Options and restricted stock unit awards totaling 3,409, 1,851 and 94 for 2012, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 30, 2012 is as follows:

	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings	$335,999	335,999	385,367	385,367	397,752	397,752
Interest expense on contingent convertible debentures due 2021, net of tax	—	—	—	—	—	1,124

Adjusted net earnings	$335,999	335,999	385,367	385,367	397,752	398,876

Average shares outstanding	130,067	130,067	133,823	133,823	139,079	139,079
Effect of dilutive securities:
Contingent convertible debentures due 2021	—	—	—	—	—	3,024
Options and other share-based awards	—	1,859	—	2,874	—	3,567

Equivalent shares	130,067	131,926	133,823	136,697	139,079	145,670

Net earnings per share	$2.58	2.55	2.88	2.82	2.86	2.74

The net earnings per share calculation for the fiscal year ended December 26, 2010 includes an adjustment to add back to earnings the interest expense, net of tax, incurred on the Company’s senior convertible debentures due 2021, as well as to add back to outstanding shares the amount of shares potentially issuable under the contingent conversion feature of these debentures. During the first and second quarters of 2010, substantially all of these debentures were converted into shares of common stock with the remainder redeemed for cash. See note 9 for further information.

(2)    Other Comprehensive Loss

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The related tax benefits (expense) of gains (losses) on cash flow hedging activities within other comprehensive earnings were $(384), $1,395 and $(1,607) for the years 2012, 2011 and 2010, respectively. The related tax benefit (expense) on unrecognized pension and postretirement amounts were $18,714, $8,757 and $(1,833) for the years 2012, 2011 and 2010, respectively.

The income tax expense related to reclassification adjustments of net gains on cash flow hedging activities from other comprehensive earnings was $1,378, $402 and $2,358 for the years 2012, 2011 and 2010, respectively. The income tax expense (benefit) related to reclassification of amortization of unrecognized pension and postretirement amounts was $(2,498), $(1,973) and $6,409 for the years 2012, 2011 and 2010, respectively.

In 2012, 2011 and 2010, net losses on cash flow hedging activities reclassified to earnings, net of tax, included losses of $90, $100 and $109, respectively, as a result of hedge ineffectiveness.

At December 30, 2012, the Company had remaining deferred losses on hedging instruments, net of tax, of $1,008 in AOCE. These instruments hedge payments related to inventory purchased during the fourth quarter of 2012 or forecasted to be purchased during 2013 and 2014, intercompany expenses and royalty payments expected to be paid or received during 2013 and 2014 as well as cash receipts for sales made at the end of 2012 or forecasted to be made in 2013. These amounts will be reclassified into the consolidated statement of operations upon

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

the sale of the related inventory or recognition of the related sales, royalties or expenses. Of the deferred losses included in AOCE at December 30, 2012, the Company expects approximately $659 to be reclassified to the consolidated statement of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

Changes in the components of accumulated other comprehensive earnings (loss) are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2012
Balance at Dec. 25, 2011	$(86,822)	10,081	40,798	(35,943)
Current period other comprehensive earnings (loss)	(33,600)	(11,089)	8,325	(36,364)

Balance at Dec. 30, 2012	$(120,422)	(1,008)	49,123	(72,307)

2011
Balance at Dec. 26, 2010	$(69,925)	15,432	62,642	8,149
Current period other comprehensive earnings (loss)	(16,897)	(5,351)	(21,844)	(44,092)

Balance at Dec. 25, 2011	$(86,822)	10,081	40,798	(35,943)

(3)    Property, Plant and Equipment

	2012	2011
Land and improvements	$7,197	7,038
Buildings and improvements	228,611	202,258
Machinery, equipment and software	426,992	405,912

	662,800	615,208
Less accumulated depreciation	481,513	453,676

	181,287	161,532
Tools, dies and molds, net of accumulated depreciation	49,127	56,489

Total property, plant and equipment, net	$230,414	218,021

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 30, 2012, no such events occurred. The Company completed its annual impairment tests in the fourth quarters of 2012, 2011 and 2010 concluding that the fair value of each reporting unit substantially exceeded the carrying value and therefore, no goodwill impairment charges were taken in each of the three years.

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of impairment testing, these assets are allocated to the reporting units within the Company’s operating segments. Changes in the carrying amount of goodwill, by operating segment, for the years ended December 30, 2012 and December 25, 2011 are as follows:

	U.S. and Canada	International	Entertainment and Licensing	Total
2012
Balance at December 25, 2011	$296,978	171,318	6,496	474,792
Foreign exchange translation	—	133	—	133

Balance at December 30, 2012	$296,978	171,451	6,496	474,925

2011
Balance at December 26, 2010	$296,978	171,339	6,496	474,813
Foreign exchange translation	—	(21)	—	(21)

Balance at December 25, 2011	$296,978	171,318	6,496	474,792

A summary of the Company’s other intangibles, net at December 30, 2012 and December 25, 2011 is as follows:

	2012	2011
Acquired product rights	$751,016	757,531
Licensed rights of entertainment properties	256,555	256,555
Accumulated amortization	(666,650)	(622,531)

Amortizable intangible assets	340,921	391,555
Product rights with indefinite lives	75,738	75,738

Total other intangibles, net	$416,659	467,293

The Company will continue to incur amortization expense related to the use of acquired and licensed rights to produce various products. The amortization of these product rights will fluctuate depending on brand activation related revenues during an annual period and future expectations, as well as rights reaching the end of their useful lives. The Company currently estimates amortization expense related to the above intangible assets for the next five years to be approximately:

2013	$50,000
2014	52,000
2015	46,000
2016	36,000
2017	36,000

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(5)    Equity Method Investment

The Company owns a 50% interest in a joint venture, Hub Television Networks, LLC (“THE HUB”), with Discovery Communications, Inc. (“Discovery”). THE HUB was established to create a television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. The Company purchased its 50% share in THE HUB for a payment of $300,000 and certain future payments based on the value of certain tax benefits expected to be received by the Company. The present value of the expected future payments at the acquisition date totaled approximately $67,900 and was recorded as a component of the Company’s investment in the joint venture. The balance of the associated liability, including imputed interest, was $71,072 and $71,999 at December 30, 2012 and December 25, 2011, respectively, and is included as a component of other liabilities in the accompanying balance sheets.

Voting control of THE HUB is shared 50/50 between the Company and Discovery. The Company has determined that it does not meet the control requirements to consolidate THE HUB, and accounts for the investment using the equity method of accounting. The Company’s share in the loss of THE HUB for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 totaled $6,015, $7,290 and $9,323, respectively, and is included as a component of other (income) expense, net in the accompanying consolidated statements of operations.

The Company has entered into a license agreement with THE HUB that requires the payment of royalties by the Company to THE HUB based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license agreement includes a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 10-year period. During 2012, 2011 and 2010, the Company paid annual installments of $25,000 each which are included in other, including long-term advances in the consolidated statements of cash flows. As of December 30, 2012 and December 25, 2011, the Company had $89,914 and $72,916 of prepaid royalties, respectively, related to this agreement, $12,400 and $4,974, respectively, of which are included in prepaid expenses and other current assets and $77,514 and $67,942, respectively, of which are included in other assets. The Company and THE HUB are also parties to an agreement under which the Company will provide THE HUB with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event THE HUB licenses the programming from the Company to air on the network, it is required to pay the Company a license fee.

As of December 30, 2012 and December 25, 2011, the Company’s interest in THE HUB totaled $330,746 and $343,835, respectively, and is a component of other assets. The Company also enters into certain other transactions with THE HUB including the licensing of television programming and the purchase of advertising. During 2012, 2011 and 2010, these transactions were not material.

(6)    Program Production Costs

Program production costs are included in other assets and consist of the following at December 30, 2012 and December 25, 2011:

	2012	2011
Released, less amortization	$65,201	44,091
In production	22,909	33,583
Pre-production	3,865	2,161
Acquired libraries	—	765

Total program production costs	$91,975	80,600

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Based on management’s total revenue estimates at December 30, 2012, substantially all of the unamortized television programming costs relating to released productions are expected to be amortized during the next three years. Based on current estimates, the Company expects to amortize approximately $48,000 of the $65,201 of released programs during fiscal 2013.

At December 30, 2012, acquired program libraries are fully amortized.

(7)    Financing Arrangements

At December 30, 2012, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $700,000 and $102,700, respectively. A portion of the short-term borrowings outstanding at the end of 2012 and 2011 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 30, 2012 and December 25, 2011 were 5.79% and 4.84%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 30, 2012; however, it did have notes outstanding under its commercial paper program which are supported by its unsecured committed line of credit. During 2012, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowings under lines of credit and utilization of its commercial paper program discussed below.

The unsecured committed line of credit, as amended on October 25, 2012 (the “Agreement”), provides the Company with a $700,000 committed borrowing facility through October 2017. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 30, 2012.

The Company pays a commitment fee (0.15% as of December 30, 2012) based on the unused portion of the facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, Prime Rate or Eurocurrency Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 30, 2012, the interest rate under the facility was equal to Eurocurrency Rate plus 1.25%.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $500,000. Subsequent to 2012, the Program was amended so that the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 30, 2012 and December 25, 2011, the Company had notes outstanding under the Program of $209,190 and $166,459, respectively, with a weighted average interest rate of 1.46% and 1.79%, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(8)    Accrued Liabilities

Components of accrued liabilities are as follows:

	2012	2011
Royalties	$133,009	156,955
Advertising	85,401	83,080
Payroll and management incentives	70,954	59,070
Non-income based taxes	41,360	52,590
Other	265,440	275,355

Total accrued liabilities	$596,164	627,050

(9)    Long-Term Debt

Components of long-term debt are as follows:

	2012		2011
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	615,650	500,000	540,850
6.125% Notes Due 2014	436,526	455,175	440,977	462,868
6.30% Notes Due 2017	350,000	399,700	350,000	400,400
6.60% Debentures Due 2028	109,895	129,687	109,895	120,148

Total long-term debt	$1,396,421	1,600,212	1,400,872	1,524,266

The carrying cost of the 6.125% Notes Due 2014 include principal amounts of $425,000 as well as fair value adjustments of $11,526 and $15,977 at December 30, 2012 and December 25, 2011, respectively, related to interest rate swaps. The interest rate swaps were terminated in November 2012 and the fair value adjustment at December 30, 2012 represents the unamortized portion of the fair value of the interest rate swaps at the date of termination. All other carrying costs represent principal amounts. Total principal amounts of long-term debt at December 30, 2012 and December 25, 2011 were $1,384,895.

The fair values of the Company’s long-term debt are considered Level 3 fair values (see Note 12 for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.

Interest rates for the 6.125% Notes Due 2014 and the 6.30% Notes Due 2017 may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 30, 2012, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Rating Services and Fitch ratings were Baa2, BBB+, and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem these notes at its option at the greater of the principal amount of these notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company was party to a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is being amortized through the statement of operations over the life of the related debt using a straight-line method. At December 30, 2012, this adjustment to long-term debt is $11,526. The interest rate swaps were matched with the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps had a total notional amount of $400,000 with maturities in 2014. In each of the contracts, the Company received payments based upon a fixed interest rate of 6.125%, which matched the interest rate of the notes being hedged, and made payments based upon a floating rate based on Libor. These contracts were designated and effective as hedges of the change in the fair value of the associated debt. At December 25, 2011, the fair value of these contracts was an asset of $15,977 which was recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded a (gain) loss of $3,095, $(3,191) and $(15,511) on these instruments in other (income) expense, net for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively, relating to the change in fair value of the interest rate swaps, wholly offsetting gains and losses from the change in fair value of the associated long-term debt.

At December 30, 2012, as detailed above, the Company’s 6.125% Notes mature in 2014 and 6.30% Notes mature in 2017. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2017. The aggregate principal amount of long-term debt maturing in the next five years is $775,000.

(10)    Income Taxes

Income taxes attributable to earnings before income taxes are:

	2012	2011	2010
Current
United States	$64,076	49,233	35,232
State and local	1,587	2,538	1,931
International	67,826	52,176	47,633

	133,489	103,947	84,796

Deferred
United States	(8,832)	(1,973)	26,269
State and local	(303)	(68)	901
International	(6,951)	(880)	(1,998)

	(16,086)	(2,921)	25,172

Total income taxes	$117,403	101,026	109,968

Certain income tax benefits, not reflected in income taxes in the consolidated statements of operations totaled $31,682 in 2012, $18,266 in 2011 and $87,367 in 2010. In 2012 and 2011 these income tax benefits relate primarily to pension amounts recorded in AOCE and stock options. In 2010 these income tax benefits relate primarily to the reversal through additional paid in capital of deferred tax liabilities relating to the Company’s contingent convertible debentures upon the conversion of these debentures. In 2012, 2011 and 2010, the deferred tax portion of the total benefit was $17,213, $8,579 and $64,700, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2012	2011	2010
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.3	0.3	0.4
Tax on international earnings	(9.4)	(11.4)	(11.2)
Exam settlements and statute expirations	(0.7)	(4.6)	(4.4)
Other, net	0.7	1.5	1.9

	25.9%	20.8%	21.7%

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2012	2011	2010
United States	$113,893	132,255	168,436
International	339,509	354,138	339,284

Total earnings before income taxes	$453,402	486,393	507,720

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 2012 and December 25, 2011 are:

	2012	2011
Deferred tax assets:
Accounts receivable	$21,410	22,007
Inventories	15,472	18,398
Loss carryforwards	25,083	27,943
Operating expenses	46,879	39,623
Pension	49,159	35,969
Other compensation	53,611	49,780
Postretirement benefits	16,447	15,723
Tax sharing agreement	25,510	25,991
Other	31,038	17,749

Gross deferred tax assets	284,609	253,183
Valuation allowance	(17,145)	(18,145)

Net deferred tax assets	267,464	235,038

Deferred tax liabilities:
International earnings not indefinitely reinvested	1,919	7,846
Depreciation and amortization of long-lived assets	76,365	73,301
Equity method investment	19,967	21,396
Other	5,736	3,075

Deferred tax liabilities	103,987	105,618

Net deferred income taxes	$163,477	129,420

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Hasbro has a valuation allowance for certain deferred tax assets at December 30, 2012 of $17,145, which is a decrease of $1,000 from $18,145 at December 25, 2011. The valuation allowance pertains to certain U.S. State and International loss carryforwards, some of which have no expiration and others that would expire beginning in 2015.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

At December 30, 2012 and December 25, 2011, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2012	2011
Prepaid expenses and other current assets	$85,429	68,774
Other assets	79,746	62,574
Accrued liabilities	(641)	(731)
Other liabilities	(1,057)	(1,197)

Net deferred income taxes	$163,477	129,420

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 30, 2012, December 25, 2011, and December 26, 2010 is as follows:

	2012	2011	2010
Balance at beginning of year	$83,814	91,109	97,857
Gross increases in prior period tax positions	3,089	811	706
Gross decreases in prior period tax positions	(10,856)	(33,501)	(36,010)
Gross increases in current period tax positions	30,008	27,910	34,598
Decreases related to settlements with tax authorities	—	(792)	(5,550)
Decreases from the expiration of statute of limitations	(2,988)	(1,723)	(492)

Balance at end of year	$103,067	83,814	91,109

If the $103,067 balance as of December 30, 2012 is recognized, approximately $90,000 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets.

During 2012, 2011, and 2010 the Company recognized $3,110, $3,100 and $3,171, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 30, 2012, December 25, 2011 and December 26, 2010, the Company had accrued potential interest and penalties of $20,377, $13,847 and $14,466, respectively.

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

The U.S. Internal Revenue Service is conducting an examination related to the Company’s 2008 and 2009 U.S. federal income tax returns. The Company is also under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

During 2011, as the result of the completion of an examination related to the 2006 and 2007 U.S. federal income tax returns by the U.S. Internal Revenue Service, the Company recognized $22,101 of previously accrued unrecognized tax benefits, including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions. Of this amount, $1,482 was recorded as a reduction of deferred tax assets and the remainder as a reduction of income tax expense. The total income tax benefit resulting from the completion of the examination, including other adjustments, totaled $20,477 during 2011.

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

In connection with tax examinations in Mexico for the years 2000 to 2005 and 2007, the Company has received tax assessments totaling approximately $205,720, which includes interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of December 30, 2012, bonds totaling approximately $174,870 (at year-end 2012 exchange rates) have been provided to the Mexican government related to the 2000 through 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amount of the 2005 and 2007 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for 2006 and periods subsequent to 2007.

The Company believes it is reasonably possible that certain tax examinations and statutes of limitations may be concluded and will expire within the next 12 months, and that unrecognized tax benefits, excluding potential interest and penalties, may decrease by up to approximately $7,000, substantially all of which would be recorded as a tax benefit in the statement of operations. In addition, approximately $1,200 of potential interest and penalties related to these amounts would also be recorded as a tax benefit in the consolidated statement of operations.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for indefinite reinvestment is approximately $1,583,000 at December 30, 2012. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $393,000.

(11)    Capital Stock

In May 2011 the Company’s Board of Directors authorized the repurchase of up to $500,000 in common stock after five previous authorizations dated May 2005, July 2006, August 2007, February 2008 and April 2010 with a cumulative authorized repurchase amount of $2,325,000 were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2012, the Company repurchased 2,694 shares at an average price of $37.11. The total cost of these repurchases, including transaction costs, was $100,041. At December 30, 2012, $127,282 remained under the current authorization.

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

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments. At December 30, 2012 and December 25, 2011, these investments totaled $24,091 and $19,657, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $2,504, $61 and $1,218 on these investments in other (income) expense, net for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively, relating to the change in fair value of such investments.

At December 30, 2012 and December 25, 2011, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 30, 2012
Assets:
Available-for-sale securities	$24,099	8	18,986	5,105
Derivatives	4,254	—	1,741	2,513

Total assets	$28,353	8	20,727	7,618

Liabilities:
Derivatives	$3,461	—	3,461	—

December 25, 2011
Assets:
Available-for-sale securities	$19,669	12	19,657	—
Derivatives	29,500	—	25,776	3,724

Total assets	$49,169	12	45,433	3,724

Liabilities:
Derivatives	$1,908	—	1,908	—

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

For a portion of the Company’s available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. In 2012 the Company purchased an available-for-sale investment which invests in hedge funds which contain financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. At December 25, 2011 the Company’s derivatives also included interest rate swaps used to effectively adjust the interest rates on a portion of the Company’s long-term debt from fixed to variable. The fair values of the interest rate swaps were measured based on the present value of future cash flows using the swap curve as of the valuation date. The remaining derivative instruments consist of warrants to purchase common stock of an unrelated company. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2012.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2012	2011
Balance at beginning of year	$3,724	9,155
Purchases	5,000	—
Loss from change in fair value	(1,106)	(5,431)

Balance at end of year	$7,618	3,724

(13)    Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 14,849 shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These options and other awards generally vest in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than ten years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.

The Company on occasion will issue restricted stock or grant restricted stock units to certain key employees. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally between three and five years. During 2012, 2011 and 2010, the Company recognized compensation expense, net of forfeitures, on these awards of $2,328, $1,761 and $1,209, respectively. At December 30, 2012, the amount of total unrecognized compensation

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

cost related to restricted stock units is $7,317 and the weighted average period over which this will be expensed is 33 months. Of the shares vested in 2011, the receipt of 58 shares has been deferred to the date upon which the recipient is no longer employed by the Company.

Information with respect to Restricted Stock Awards and Restricted Stock Units for 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Outstanding at beginning of year	232	196	70
Granted	92	97	138
Forfeited	(27)	(3)	—
Vested	(1)	(58)	(12)

Outstanding at end of year	296	232	196

Weighted average grant-date fair value:
Granted	$36.01	39.81	41.93
Forfeited	$40.80	40.98	—
Vested	$32.90	34.61	27.96
Outstanding at end of year	$39.53	41.06	39.77

In 2012, 2011 and 2010, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2014, December 2013, and December 2012 for the 2012, 2011 and 2010 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. The ultimate amount of the award may vary, depending on actual results. Awards may vary from 0% to 200% of the target number of shares.

Information with respect to Stock Performance Awards for 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Outstanding at beginning of year	1,627	1,878	1,639
Granted	695	456	883
Forfeited	(144)	(86)	(64)
Cancelled	(682)	—	—
Vested	(477)	(621)	(580)

Outstanding at end of year	1,019	1,627	1,878

Weighted average grant-date fair value:
Granted	$36.14	45.66	33.44
Forfeited	$37.54	32.53	26.75
Cancelled	$33.76	—	—
Vested	$22.31	27.10	28.74
Outstanding at end of year	$39.57	33.52	28.61

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Stock Performance Awards granted during 2011 and 2010 include 23 and 80 shares related to the 2009 and 2008 awards, respectively, reflecting an increase in the ultimate amount of the awards issued or expected to be issued based on the Company’s actual results during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance Awards granted during 2011 and 2010. Shares cancelled in 2012 represent the cancellation of the Stock Performance Awards granted during 2010 based on the minimum targets for these awards not being met.

During 2012, 2011 and 2010, the Company recognized $3,628, $(3,558) and $17,144, respectively, of (income) expense relating to these awards. Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. In the fourth quarter of 2011, it was determined that it was no longer probable that the minimum targets would be met for certain Stock Performance Awards grants and, as a result, all previously recognized expense totaling $16,332 related to these awards was reversed. At December 30, 2012, the amount of total unrecognized compensation cost related to these awards is approximately $8,043 and the weight average period over which this will be expensed is 24 months.

Total compensation expense related to stock options, restricted stock units and Stock Performance Awards for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 was $17,875, $10,903 and $31,952, respectively, and was recorded as follows:

	2012	2011	2010
Cost of sales	$146	51	349
Product development	1,854	556	2,576
Selling, distribution and administration	15,874	10,296	29,027

	17,874	10,903	31,952
Income tax benefit	5,827	3,637	10,658

	$12,047	7,266	21,294

Information with respect to stock options for the three years ended December 30, 2012 is as follows:

	2012	2011	2010
Outstanding at beginning of year	11,004	11,392	13,347
Granted	1,730	1,080	2,420
Exercised	(3,126)	(1,267)	(4,107)
Expired or forfeited	(325)	(201)	(268)

Outstanding at end of year	9,283	11,004	11,392

Exercisable at end of year	6,094	7,494	6,256

Weighted average exercise price:
Granted	$36.14	45.66	33.96
Exercised	$21.23	23.55	22.78
Expired or forfeited	$35.19	29.35	25.92
Outstanding at end of year	$31.25	27.75	25.61
Exercisable at end of year	$27.84	24.35	23.03

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

With respect to the 9,283 outstanding options and 6,094 options exercisable at December 30, 2012, the weighted average remaining contractual life of these options was 3.57 years and 2.63 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 30, 2012 was $51,521 and $49,939, respectively.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The weighted average fair value of options granted in fiscal 2012, 2011 and 2010 was $6.29, $9.84 and $7.24, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2012, 2011 and 2010:

	2012	2011	2010
Risk-free interest rate	0.69%	1.64%	2.17%
Expected dividend yield	3.99%	2.63%	2.97%
Expected volatility	31%	30%	30%
Expected option life	5 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2012, 2011 and 2010 were $49,225, $26,308 and $80,783, respectively.

At December 30, 2012, the amount of total unrecognized compensation cost related to stock options was $14,000 and the weighted average period over which this will be expensed is 22 months.

In 2011 and 2010, the Company granted awards to certain employees consisting of cash settled restricted stock units. Under these awards, the recipients are granted restricted stock units that vest over three years. At the end of the vesting period, the fair value of those units based on Hasbro’s stock price will be paid in cash to the recipient. The Company accounts for these awards as a liability and marks the vested portion of the award to market through the statement of operations. In 2012, 2011 and 2010, the Company recognized expense of $1,348, $804 and $1,004, respectively related to these awards.

In 2012, 2011 and 2010, the Company granted 44, 33 and 36 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 33 shares from the 2012 grant, 27 shares from the 2011 grant and 30 shares from the 2010 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,560, $1,560 and $1,440 was recorded in selling, distribution and administration expense in 2012, 2011 and 2010, respectively.

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

Expenses related to the Company’s defined benefit pension and defined contribution plans for 2012, 2011 and 2010 were approximately $40,300, $35,500 and $34,900, respectively. Of these amounts, $29,500, $28,500 and $29,000, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.

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

At December 30, 2012, the measurement date, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $77,205 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $40,901. At December 25, 2011 the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $43,522 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $37,559.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 30, 2012 and December 25, 2011.

	Pension		Postretirement
	2012	2011	2012	2011
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$346,155	333,512	35,196	34,492
Service cost	1,784	1,729	735	685
Interest cost	16,669	16,852	1,758	1,764
Actuarial loss	54,428	14,845	1,403	314
Curtailment	486	—	—	—
Benefits paid	(25,795)	(19,596)	(2,123)	(2,059)
Expenses paid	(2,046)	(1,187)	—	—

Projected benefit obligation — ending	$391,681	346,155	36,969	35,196

Accumulated benefit obligation — ending	$391,681	346,155	36,969	35,196

Change in Plan Assets
Fair value of plan assets — beginning	$265,075	270,145	—	—
Actual return on plan assets	32,613	11,914	—	—
Employer contribution	3,728	3,799	—	—
Benefits paid	(25,795)	(19,596)	—	—
Expenses paid	(2,046)	(1,187)	—	—

Fair value of plan assets — ending	$273,575	265,075	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(391,681)	(346,155)	(36,969)	(35,196)
Fair value of plan assets	273,575	265,075	—	—

Funded status	(118,106)	(81,080)	(36,969)	(35,196)
Unrecognized net loss	138,946	104,872	5,673	4,321
Unrecognized prior service cost	—	725	215	244

Net amount recognized	$20,840	24,517	(31,081)	(30,631)

Accrued liabilities	$(2,982)	(3,020)	(2,200)	(2,400)
Other liabilities	(115,124)	(78,060)	(34,769)	(32,796)
Accumulated other comprehensive earnings	138,946	105,597	5,888	4,565

Net amount recognized	$20,840	24,517	(31,081)	(30,631)

In fiscal 2013, the Company expects amortization of unrecognized net losses and unrecognized prior service cost related to its defined benefit pension plans of $8,874 and $100, respectively, to be included as a component of net periodic benefit cost. The Company expects amortization of unrecognized net losses and unrecognized prior service cost in 2013 related to its postretirement plan of $127 and $29, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2012	2011
Pension
Weighted average discount rate	4.09%	4.96%
Mortality table	RP-2000/ IRS Static Basis	RP-2000
Postretirement
Discount rate	4.17%	5.17%
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2020	2020

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset class and fair value hierarchy level (as described in note 12) as of December 30, 2012 and December 25, 2011 are as follows:

		Fair value measurements using:
	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2012:
Equity:
Large Cap	$8,000	8,000	—	—
Small Cap	11,400	11,400	—	—
International	33,600	—	33,600	—
Other	56,600	—	—	56,600
Fixed Income	110,600	—	108,200	2,400
Total Return Fund	31,800	—	31,800	—
Cash Equivalents	21,600	—	21,600	—

	$273,600	19,400	195,200	59,000

2011:
Equity:
Large Cap	$12,500	12,500	—	—
Small Cap	18,900	18,900	—	—
International	29,200	—	29,200	—
Other	47,400	—	—	47,400
Fixed Income	120,900	—	114,200	6,700
Total Return Fund	28,900	—	28,900	—
Cash Equivalents	7,200	—	7,200	—

	$265,000	31,400	179,500	54,100

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Level 1 assets consist of investments traded on active markets that are valued using published closing prices. The Plans’ Level 2 assets primarily consist of investments in common and collective trusts as well as other private investment funds that are valued using the net asset values provided by the trust or fund. Although these trusts and funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. The Company believes that these investments could be sold at amounts approximating the net asset values provided by the trust or fund. The Plans’ Level 3 assets consist of an investment in a hedge fund which is valued using the net asset value provided by the investment manager as well as an investment in a public-private investment fund which is also valued using the net asset value provided by the investment manager. The hedge fund contains investments in financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The public-private investment fund, which is included in fixed income investments above, invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. These securities are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset. The Company believes that the net asset value is the best information available for use in the fair value measurement of this fund. Of the activity in Level 3 assets for 2012 $300 relates to purchases of investments, $5,000 relates to capital distributions and $9,600 relates to the unrealized gains on plan assets still held at December 30, 2012.

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

The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 7.00%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term obligations to employees. The Company’s asset allocation includes alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity and fixed income asset categories at December 30, 2012 and December 25, 2011. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

For 2012, 2011 and 2010, the Company measured the assets and obligations of the Plans as of the fiscal year-end. The following is a detail of the components of the net periodic benefit cost for the three years ended December 30, 2012.

	2012	2011	2010
Components of Net Periodic Cost
Pension
Service cost	$1,784	1,729	2,018
Interest cost	16,669	16,852	17,014
Expected return on assets	(18,097)	(19,012)	(19,503)
Amortization of prior service cost	157	198	198
Amortization of actuarial loss	6,221	4,624	4,026
Curtailment/settlement losses	672	—	—

Net periodic benefit cost	$7,406	4,391	3,753

Postretirement
Service cost	$735	685	609
Interest cost	1,758	1,764	1,795
Amortization of actuarial loss	80	67	—

Net periodic benefit cost	$2,573	2,516	2,404

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2012	2011	2010
Pension
Weighted average discount rate	4.96%	5.20%	5.73%
Long-term rate of return on plan assets	7.00%	7.25%	8.00%
Postretirement
Discount rate	5.17%	5.27%	5.75%
Health care cost trend rate assumed for next year	7.00%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2016

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 30, 2012 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 3%.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan for the next five years subsequent to 2012 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2013	$20,864	2,141
2014	21,164	1,952
2015	21,509	1,945
2016	21,688	1,965
2017	22,556	1,920
2018-2022	118,965	9,459

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 30, 2012 and December 25, 2011, the defined benefit plans had total projected benefit obligations of $107,366 and $82,904, respectively, and fair values of plan assets of $76,930 and $68,430, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $3,458, $2,758 and $2,333 in 2012, 2011 and 2010, respectively. In fiscal 2013, the Company expects amortization of $3 of prior service costs, $1,614 of unrecognized net losses and $4 of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2012 and in the aggregate for the five years thereafter are as follows: 2013: $1,874; 2014: $2,068; 2015: $2,248; 2016: $2,400; 2017: $2,674; and 2018 through 2022: $16,703.

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

(15)    Leases

Hasbro occupies offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2012, 2011 and 2010 amounted to $46,636, $47,437 and $41,911, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2012 and in the aggregate thereafter are as follows: 2013: $39,688; 2014: $26,161; 2015: $13,249; 2016: $7,207; 2017: $4,677; and thereafter: $13,686.

All leases expire prior to the end of 2024. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2012.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(16)    Derivative Financial Instruments

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

The Company also has warrants to purchase common stock of an unrelated company that constitute and are accounted for as derivatives. For additional information related to these warrants see note 12. In addition, the Company was also party to several interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. For additional information related to these interest rate swaps see note 9.

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in 2013 and 2014.

At December 30, 2012 and December 25, 2011, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2012		2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$397,770	(2,638)	379,688	7,974
Intercompany royalty transactions	131,693	(1,168)	117,192	2,126
Sales	92,761	2,458	—	—
Other	2,420	(45)	29,517	(360)

Total	$624,644	(1,393)	526,397	9,740

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 30, 2012 and December 25, 2011 as follows:

	2012	2011
Prepaid expenses and other current assets
Unrealized gains	$2,802	11,965
Unrealized losses	(1,073)	(4,187)

Net unrealized gain	1,729	7,778

Other assets
Unrealized gains	12	2,113
Unrealized losses	—	(92)

Net unrealized gain	12	2,021

Total asset derivatives	$1,741	9,799

Accrued liabilities
Unrealized gains	$1,466	12
Unrealized losses	(4,245)	(50)

Net unrealized loss	(2,779)	(38)

Other liabilities
Unrealized gains	20	—
Unrealized losses	(375)	(21)

Net unrealized loss	(355)	(21)

Total liability derivatives	$(3,134)	(59)

During the years ended December 30, 2012, December 25, 2011 and December 26, 2010, the Company reclassified net (losses) gains from AOCE to net earnings of $8,762, $(2,936) and $17,780, respectively. Of the amount reclassified in 2012, 2011 and 2010, $9,644, $(6,158) and $13,249 were reclassified to cost of sales and $1,845, $2,895 and $4,663 were reclassified to royalty expense, respectively. In addition, $(2,633) and $436 was reclassified to net revenues in 2012 and 2011. Net losses of $(94), $(109) and $(132) were reclassified to earnings as a result of hedge ineffectiveness in 2012, 2011 and 2010, respectively. Other (income) expense for the year ended December 25, 2011 includes a loss of approximately $3,700 related to certain derivatives which no longer qualified for hedge accounting.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 30, 2012 and December 25, 2011, the total notional amount of the Company’s undesignated derivative instruments was $189,217 and $218,122, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 30, 2012 and December 25, 2011, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheet as follows:

	2012	2011
Accrued liabilities
Unrealized gains	$469	41
Unrealized losses	(796)	(786)

Net unrealized loss	(327)	(745)

Other liabilities
Unrealized gains	—	—
Unrealized losses	—	(1,104)

Net unrealized loss	—	(1,104)

Total unrealized loss, net	$(327)	(1,849)

The Company recorded net losses (gains) of $2,067, $(9,098) and $(4,827) on these instruments to other (income) expense, net for 2012, 2011 and 2010, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.

For additional information related to the Company’s derivative financial instruments see notes 2, 9 and 12.

(17)    Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $194,221 and $174,082 at December 30, 2012 and December 25, 2011, respectively. Included in the amounts for 2012 and 2011 were $174,870 and $150,840, respectively, of bonds related to tax assessments in Mexico. See note 10 for additional discussion.

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 30, 2012, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2013: $98,888; 2014: $21,917; 2015: $20,660; 2016: $19,550; 2017: $19,525; and thereafter: $46,275. At December 30, 2012, the Company had $163,875 of prepaid royalties, $86,361 of which are included in prepaid expenses and other current assets and $77,514 of which are included in other assets.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $140,000 that are not included in the amounts above that may be payable during the next six years contingent upon the quantity and types of theatrical movie releases by the licensor.

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $123,300 and may range from approximately $6,800 to $8,000 per year during the period 2013 to 2017, and approximately $86,400 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 30, 2012, the Company had approximately $262,101 in outstanding inventory and tooling purchase commitments.

Hasbro is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

(18)    Consolidation Program and Restructuring Charge

In the fourth quarter of 2012 the Company announced a multi-year cost savings initiative. This initiative includes workforce reductions, facility consolidations, process improvements and other operating cost savings. The Company incurred restructuring charges of $36,045 in the fourth quarter of 2012 which included severance costs of $34,888 related to the planned reduction of approximately 560 employees and $1,157 of facility costs related to the commencement of this program. Of the amount recognized, substantially all of the amount is included in accrued liabilities at December 30, 2012.

Another phase of this initiative includes a voluntary retirement program for certain eligible employees in the United States that was announced during 2013. Costs associated with this component of the program, along with other aspects of the cost savings initiative to be implemented in 2013, will be recognized in 2013 and beyond. The Company also expects that it may incur additional pension charges in 2013 resulting from the reduction in workforce, including the 2013 voluntary retirement program.

For the year ended December 30, 2012, restructuring charges related to the cost savings initiative were recorded in the consolidated statements of operations as follows:

	Severance Costs	Building Costs	Total
Product development	$8,469	—	8,469
Selling, distribution and administration	26,419	1,157	27,576

	$34,888	1,157	36,045

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

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, including substantially all costs incurred related to the 2012 business restructuring,

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and eliminations. The accounting policies of the segments are the same as those referenced in note 1.

Results shown for fiscal years 2012, 2011 and 2010 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2012
U.S. and Canada	$2,116,297	5,309	319,072	24,899	629	6,041,893
International	1,782,119	381	215,489	21,534	5,000	2,176,021
Entertainment and Licensing	181,430	10,559	53,191	16,123	1,064	1,164,715
Global Operations(a)	9,137	1,480,582	(15,964)	66,053	61,770	2,493,976
Corporate and eliminations(b)	—	(1,496,831)	(20,003)	21,678	43,628	(7,551,218)

Consolidated Total	$4,088,983	—	551,785	150,287	112,091	4,325,387

2011
U.S. and Canada	$2,253,458	16,259	278,356	24,389	1,199	5,225,099
International	1,861,901	201	270,578	21,348	4,296	2,062,928
Entertainment and Licensing	162,233	883	42,784	13,822	3,365	1,022,008
Global Operations(a)	7,997	1,628,852	(7,948)	77,883	70,956	1,974,951
Corporate and eliminations(b)	—	(1,646,195)	10,211	23,026	19,586	(6,154,212)

Consolidated Total	$4,285,589	—	593,981	160,468	99,402	4,130,774

2010
U.S. and Canada	$2,299,547	16,124	349,594	25,508	1,473	4,571,597
International	1,559,927	69	209,704	20,378	5,554	1,672,326
Entertainment and Licensing	136,488	—	43,234	11,047	8,888	861,971
Global Operations(a)	6,199	1,727,133	18,741	64,123	75,015	1,542,896
Corporate and eliminations(b)	—	(1,743,326)	(33,414)	25,274	21,667	(4,555,564)

Consolidated Total	$4,002,161	—	587,859	146,330	112,597	4,093,226

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.
(b)	Certain intangible assets, primarily goodwill, which benefit multiple operating segments are reflected as Corporate assets for segment reporting purposes. In accordance with accounting standards related to impairment testing, these amounts have been allocated to the reporting unit which benefits from their use. In addition, allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in the Corporate and Eliminations.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 30, 2012.

	2012	2011	2010
Europe	$1,154,310	1,254,427	1,057,937
Latin America	362,689	334,887	281,835
Asia Pacific	265,120	272,587	220,155

Net revenues	$1,782,119	1,861,901	1,559,927

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 30, 2012. Certain amounts in 2011 and 2010 have been reclassified to conform to the 2012 presentation.

	2012	2011	2010
Boys	$1,577,010	1,821,544	1,345,523
Games	1,192,090	1,169,672	1,293,772
Girls	792,292	741,394	830,383
Preschool	527,591	552,979	532,483

Net revenues	$4,088,983	4,285,589	4,002,161

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location:

	2012	2011	2010
Net revenues
United States	$2,044,341	2,155,038	2,173,266
International	2,044,642	2,130,551	1,828,895

	$4,088,983	4,285,589	4,002,161

Long-lived assets
United States	$940,536	974,037	1,014,149
International	181,462	186,069	194,841

	$1,121,998	1,160,106	1,208,990

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, amounted to 17%, 11% and 10%, respectively, of consolidated revenues during 2012, 20%, 11% and 10%, respectively, of consolidated revenues during 2011 and 23%, 11% and 12%, respectively, of consolidated net revenues during 2010. These net revenues were primarily within the U.S. and Canada segment.

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

The Company has agreements which allow it to develop and market products based on properties owned by third parties including its license with Marvel Entertainment, LLC and Marvel Characters B.V. (together “Marvel”) and its license with Lucas Licensing Ltd. and Lucasfilm Ltd. (together “Lucas”). These licenses have multi-year terms and provide the Company with the right to market and sell designated classes of products based on Marvel’s portfolio of brands, including SPIDER-MAN and THE AVENGERS, and Lucas’s STAR WARS brand. Hasbro’s net revenues from these licenses can be significant in any given year based on the level of third party entertainment. Both Marvel and Lucas are owned by The Walt Disney Company.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(20)    Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2012
Net revenues	$648,850	811,467	1,345,137	1,283,529	4,088,983
Operating profit	15,726	86,282	249,622	200,155	551,785
Earnings (loss) before income taxes	(4,866)	59,659	224,949	173,660	453,402
Net earnings (loss)	(2,579)	43,427	164,852	130,299	335,999

Per common share
Net earnings (loss)
Basic	$(0.02)	0.33	1.26	1.00	2.58
Diluted	(0.02)	0.33	1.24	0.99	2.55
Market price
High	$37.70	37.55	39.98	39.96	39.98
Low	31.51	32.00	32.29	34.91	31.51
Cash dividends declared	$0.36	0.36	0.36	0.36	1.44

	Quarter
	First	Second	Third	Fourth	Full Year
2011
Net revenues	$671,986	908,454	1,375,811	1,329,338	4,285,589
Operating profit	48,923	80,407	248,072	216,579	593,981
Earnings before income taxes	22,838	52,954	221,457	189,144	486,393
Net earnings	17,196	58,051	170,990	139,130	385,367

Per common share
Net earnings
Basic	$0.12	0.43	1.29	1.08	2.88
Diluted	0.12	0.42	1.27	1.06	2.82
Market price
High	$48.70	48.43	46.01	39.20	48.70
Low	42.54	42.63	33.21	31.36	31.36
Cash dividends declared	$0.30	0.30	0.30	0.30	1.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 30, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 30, 2012. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework”. Based on this assessment, Hasbro’s management concluded that, as of December 30, 2012, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of operations, comprehensive earnings, cash flows and shareholders’ equity for each of the fiscal years in the three-year period ended December 30, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Providence, Rhode Island

February 27, 2013

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is currently in the process of a multi-year global initiative to upgrade its existing SAP system and implement enhanced global practices. During the second quarter of 2010, the SAP upgrade was completed for the U.S. and Canada operations. During the first quarter of 2011, the implementation of the SAP upgrade along with consolidation of certain business activities was completed in the Company’s European business. In January 2013, the implementation of the SAP upgrade was completed for the Company’s Latin America business. There were no significant changes in the Company’s internal controls over financial reporting resulting from the completion of these phases of the project.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 30, 2012 and December 25, 2011

Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2012, 2011 and 2010

Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Three Fiscal Years Ended in December 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule For the Three Fiscal Years Ended in December 2012, 2011 and 2010:

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

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
10.	Material Contracts
	(a)	Amended and Restated Revolving Credit Agreement, dated as of October 25, 2012, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2012, File No. 1-6682.)
	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)

Exhibit
	(d)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(e)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(f)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(g)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2011, File No. 1-6682.)
	(h)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2011, File No. 1-6682.)
	(i)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2011, File No. 1-6682.)
	(j)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(k)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(l)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(m)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(n)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

Exhibit
	(o)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(p)	Form of Employment Agreement between the Company and David D.R. Hargreaves. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(q)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(p) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(r)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(p) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(s)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(t)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(u)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(v)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(w)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(x)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(y)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(z)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(aa)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(bb)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

Exhibit
	(cc)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(dd)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(ee)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(ff)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for its 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(gg)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.) (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(hh)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(ii)	Form of Premium-Priced Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(jj)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(kk)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(ll)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(mm)	Hasbro, Inc. 2012 Performance Rewards Program. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(nn)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
	(oo)	Form of Restricted Stock Unit Agreement under Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2011, File No. 1-6682.)
	(pp)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(qq)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)

Exhibit
(rr) Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(ss) Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
(tt) Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
(uu) Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
(vv) Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
(ww) Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
(xx) Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti, and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
(yy) Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed May 23, 2011, File No. 1-6682.)
(zz) Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
12.	Statement re computation of ratios.
21.	Subsidiaries of the registrant.
23.	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

Under date of February 27, 2013, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of operations, comprehensive earnings, cash flows and shareholders’ equity for each of the fiscal years in the three-year period ended December 30, 2012, which are included in the Form 10-K for the fiscal year ended December 30, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Providence, Rhode Island

February 27, 2013

HASBRO, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Fiscal Years Ended in December

(Thousands of Dollars)

	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other(a)	Balance at End of Year
Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2012	$23,700	(1,200)	—	(2,900)	$19,600

2011	$31,200	(200)	—	(7,300)	$23,700

2010	$32,800	3,500	—	(5,100)	$31,200

(a)	Includes write-offs, recoveries of previous write-offs, and translation adjustments. Write-offs and other in 2011 and 2010 include the write-off of older accounts receivable balances that had been fully reserved for in previous years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.

(Registrant)

By:	/s/ Brian D. Goldner	Date: February 27, 2013
Brian D. Goldner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred J. Verrecchia	Chairman of the Board	February 27, 2013
Alfred J. Verrecchia

/s/ Brian D. Goldner Brian D. Goldner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/s/ Deborah M. Thomas Deborah M. Thomas	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013

/s/ Basil L. Anderson	Director	February 27, 2013
Basil L. Anderson

/s/ Alan R. Batkin	Director	February 27, 2013
Alan R. Batkin

/s/ Frank J. Biondi, Jr.	Director	February 27, 2013
Frank J. Biondi, Jr.

/s/ Kenneth A. Bronfin	Director	February 27, 2013
Kenneth A. Bronfin

/s/ John M. Connors, Jr.	Director	February 27, 2013
John M. Connors, Jr.

/s/ Michael W.O. Garrett	Director	February 27, 2013
Michael W.O. Garrett

/s/ Lisa Gersh	Director	February 27, 2013
Lisa Gersh

/s/ Jack M. Greenberg	Director	February 27, 2013
Jack M. Greenberg

/s/ Alan G. Hassenfeld	Director	February 27, 2013
Alan G. Hassenfeld

Signature	Title	Date

/s/ Tracy A. Leinbach	Director	February 27, 2013
Tracy A. Leinbach

/s/ Edward M. Philip	Director	February 27, 2013
Edward M. Philip

HASBRO, INC.

Annual Report on Form 10-K

For the Year Ended December 30, 2012

Exhibit Index

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
10.	Material Contracts
	(a)	Amended and Restated Revolving Credit Agreement, dated as of October 25, 2012, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2012, File No. 1-6682.)
	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)

Exhibit
	(d)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(e)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(f)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(g)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2011, File No. 1-6682.)
	(h)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2011, File No. 1-6682.)
	(i)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2011, File No. 1-6682.)
	(j)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(k)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)
	(l)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(m)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(n)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

Exhibit
	(o)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(p)	Form of Employment Agreement between the Company and David D.R. Hargreaves. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(q)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(p) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(r)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(p) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(s)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(t)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(u)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(v)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(w)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(x)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(y)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(z)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(aa)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(bb)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

Exhibit
	(cc)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(dd)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(ee)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(ff)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for its 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(gg)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.) (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(hh)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(ii)	Form of Premium-Priced Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(jj)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(kk)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(ll)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(mm)	Hasbro, Inc. 2012 Performance Rewards Program. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(nn)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
	(oo)	Form of Restricted Stock Unit Agreement under Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2011, File No. 1-6682.)
	(pp)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(qq)	Post-Employment Agreement, dated March 10, 2004, by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, File No. 1-6682.)

Exhibit
(rr) Amendment to Post-Employment Agreement by and between the Company and Alfred J. Verrecchia. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(ss) Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
(tt) Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
(uu) Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
(vv) Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
(ww) Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
(xx) Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, David D.R. Hargreaves, John Frascotti, and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
(yy) Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed May 23, 2011, File No. 1-6682.)
(zz) Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
12.	Statement re computation of ratios.
21.	Subsidiaries of the registrant.
23.	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.