Form 10-Q
period 2013-03-31
HASBRO INC
filed 2013-05-08
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C.   20549
_________________

FORM 10-Q
______________
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6682
_______________

HASBRO, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island 02862
(Address of Principal Executive Offices, Including Zip Code)

(401) 431-8697
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicated by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filed," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑                                                                                Accelerated filer  ☐
Non-accelerated filer (Do not check if a smaller reporting company)  ☐      Smaller reporting Company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 22, 2013 was 129,373,783.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	Mar. 31, 2013	April 1, 2012	Dec. 30,2012
ASSETS
Current assets
Cash and cash equivalents	$1,067,039	883,824	849,701
Accounts receivable, less allowance for doubtful accounts of $20,200, $24,800 and $19,600	509,276	456,580	1,029,959
Inventories	323,754	396,981	316,049
Prepaid expenses and other current assets	350,327	281,517	312,493
Total current assets	2,250,396	2,018,902	2,508,202

Property, plant and equipment, less accumulated depreciation of $489,000, $466,200 and $481,500	232,902	222,821	230,414

Other assets
Goodwill	474,726	474,992	474,925
Other intangibles, less accumulated amortization of $678,100, $626,800 and $666,700	405,241	456,639	416,659
Other	697,380	723,783	695,187
Total other assets	1,577,347	1,655,414	1,586,771

Total assets	$4,060,645	3,897,137	4,325,387

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	Mar. 31, 2013	April 1, 2012	Dec. 30, 2012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$161,968	171,177	224,365
Accounts payable	118,416	129,518	139,906
Accrued liabilities	461,289	425,182	596,164
Total current liabilities	741,673	725,877	960,435

Long-term debt	1,394,387	1,400,942	1,396,421
Other liabilities	461,497	372,925	461,152
Total liabilities	2,597,557	2,499,744	2,818,008

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	667,932	630,062	655,943
Retained earnings	3,296,140	3,156,152	3,354,545
Accumulated other comprehensive loss	(68,166)	(24,230)	(72,307)
Treasury stock, at cost; 80,362,337 shares at March 31, 2013, 80,016,477 at April 1, 2012 and 80,754,417 at December 30, 2012	(2,537,665)	(2,469,438)	(2,535,649)
Total shareholders' equity	1,463,088	1,397,393	1,507,379

Total liabilities and shareholders' equity	$4,060,645	3,897,137	4,325,387

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Share Data)
(Unaudited)

	Quarter Ended
	Mar. 31, 2013	April 1, 2012
Net revenues	$663,694	648,850
Costs and expenses:
Cost of sales	267,572	257,036
Royalties	49,392	52,434
Product development	47,185	44,926
Advertising	67,134	65,045
Amortization of intangibles	11,416	10,655
Program production cost amortization	5,723	3,138
Selling, distribution and administration	204,645	199,890
Total costs and expenses	653,067	633,124
Operating profit	10,627	15,726
Non-operating (income) expense:
Interest expense	22,979	23,112
Interest income	(1,481)	(2,475)
Other (income) expense, net	5,622	(45)
Total non-operating expense, net	27,120	20,592
Loss before income taxes	(16,493)	(4,866)
Income tax benefit	(9,822)	(2,287)
Net loss	$(6,671)	(2,579)

Net loss per common share:
Basic	$(0.05)	(0.02)
Diluted	$(0.05)	(0.02)
Cash dividends declared per common share	$0.40	0.36

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	Mar. 31, 2013	April 1, 2012
Net loss	$(6,671)	(2,579)
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(7,348)	22,266
Net gains (losses) on cash flow hedging activities, net of tax	10,776	(9,289)
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(542)	(1,264)
Amortization of unrecognized pension and postretirement amounts	1,255	-
Total other comprehensive earnings, net of tax	4,141	11,713
Total comprehensive earnings (loss)	$(2,530)	9,134

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Thousands of Dollars) (Unaudited)
	Quarter Ended
	Mar. 31, 2013	April 1, 2012
Cash flows from operating activities:
Net loss	$(6,671)	(2,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of plant and equipment	19,351	19,308
Amortization of intangibles	11,416	10,655
Program production cost amortization	5,723	3,138
Deferred income taxes	(7,041)	1,411
Stock-based compensation	4,686	5,089
Change in operating assets and liabilities:
Decrease in accounts receivable	515,949	594,963
Increase in inventories	(11,254)	(57,954)
Increase in prepaid expenses and other current assets	(22,645)	(45,766)
Program production costs	(11,697)	(13,973)
Decrease in accounts payable and accrued liabilities	(206,844)	(231,554)
Other	6,481	2,000
Net cash provided by operating activities	297,454	284,738
Cash flows from investing activities:
Additions to property, plant and equipment	(24,201)	(23,034)
Other	3,598	6,673
Net cash utilized by investing activities	(20,603)	(16,361)
Cash flows from financing activities:
Net repayments of short-term borrowings	(62,605)	(10,137)
Purchases of common stock	(22,213)	(4,644)
Stock option transactions	21,899	16,575
Excess tax benefits from stock-based compensation	3,564	6,354
Dividends paid	-	(38,593)
Net cash utilized by financing activities	(59,355)	(30,445)
Effect of exchange rate changes on cash	(158)	4,204
Increase in cash and cash equivalents	217,338	242,136
Cash and cash equivalents at beginning of year	849,701	641,688
Cash and cash equivalents at end of period	$1,067,039	883,824

Supplemental information
Cash paid during the period for:
Interest	$31,464	32,569
Income taxes	$23,072	29,899

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of March 31, 2013 and April 1, 2012, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarter ended March 31, 2013 is a 13-week period while the quarter ended April 1, 2012 is a 14-week period.

The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2012 periods representative of those actually experienced for the full year 2012.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the fiscal year ended December 30, 2012 in its Annual Report on Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Substantially all of the Company's inventories consist of finished goods.

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

(2) Loss Per Share

Net loss per share data for the quarters ended March 31, 2013 and April 1, 2012 were computed as follows:

	2013		2012
	Basic	Diluted	Basic	Diluted
Net loss	$(6,671)	(6,671)	(2,579)	(2,579)

Average shares outstanding	129,340	129,340	129,569	129,569

Net loss per common share	$(0.05)	(0.05)	(0.02)	(0.02)

Restricted stock-based awards and options to acquire shares totaling 8,731 and 12,011 at March 31, 2013 and April 1, 2012, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of these amounts, 7,559 and 8,469 would have been included in the calculation of diluted shares had the Company not had a net loss in the first quarters of 2013 and 2012, respectively. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 1,524 and 1,991 shares being included in the diluted earnings per share calculation for the quarters ended March 31, 2013 and April 1, 2012, respectively, resulting in equivalent shares of 130,864 and 131,560, respectively.

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings are presented within the consolidated statements of comprehensive earnings (loss). The related tax (expense) benefit of (gains) losses on cash flow hedging activities within other comprehensive earnings were $(1,712) and $1,340 for the quarters ended March 31, 2013 and April 1, 2012, respectively. The income tax expense related to reclassification adjustments of net gains on cash flow hedging activities from other comprehensive earnings were $133 and $143 for the quarters ended March 31, 2013 and April 1, 2012, respectively. The income tax benefit related to the reclassification of amortizaiton of unrecognized pension and postretirement amounts was $712 for the quarter ended March 31, 2013.

At March 31, 2013, the Company had remaining deferred gains on hedging instruments, net of tax, of $9,226 in accumulated other comprehensive earnings ("AOCE"). These instruments hedge payments related to inventory purchased during the first quarter of 2013 or forecasted to be purchased during the remainder of 2013 and 2014, intercompany expenses and royalty payments expected to be paid or received during the remainder of 2013 and 2014 as well as cash receipts for sales made during the first quarter of 2013 or forecasted to be made during the remainder of 2013. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses. Of the amount included in AOCE at March 31, 2013, the Company expects approximately $4,493 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

Changes in the components of accumulated other comprehensive earnings (loss) for the quarters ended March 31, 2013 and April 1, 2012 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2013
Balance at Dec. 30, 2012	$(120,422)	(1,008)	49,123	(72,307)
Current period other comprehensive earnings (loss)	1,255	10,234	(7,348)	4,141
Balance at March 31, 2013	$(119,167)	9,226	41,775	(68,166)

2012
Balance at Dec. 25, 2011	$(86,822)	10,081	40,798	(35,943)
Current period other comprehensive earnings (loss)	-	(10,553)	22,266	11,713
Balance at April 1, 2012	$(86,822)	(472)	63,064	(24,230)

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

(4) Financial Instruments

Hasbro's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At March 31, 2013, April 1, 2012 and December 30, 2012, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 31, 2013, April 1, 2012 and December 30, 2012 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company's long-term borrowings as of March 31, 2013, April 1, 2012 and December 30, 2012 are as follows:

	March 31, 2013		April 1, 2012		December 30, 2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	584,750	500,000	535,950	500,000	615,650
6.125% Notes Due 2014	434,492	449,395	441,047	461,678	436,526	455,175
6.30% Notes Due 2017	350,000	407,085	350,000	400,260	350,000	399,700
6.60% Debentures Due 2028	109,895	126,588	109,895	118,148	109,895	129,687
Total long-term debt	$1,394,387	1,567,818	1,400,942	1,516,036	1,396,421	1,600,212

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $9,492, $16,047, and $11,526 at March 31, 2013, April 1, 2012 and December 30, 2012, respectively, related to interest rate swaps. The interest rate swaps were terminated in November 2012 and the fair value adjustment at March 31, 2013 and December 30, 2012 represent the unamortized portions of the fair value of the interest rate swaps at the date of termination. All other carrying costs represent principal amounts.  Total principal amount of long-term debt at March 31, 2013, April 1, 2012 and December 30, 2012 was $1,384,895.

The fair values of the Company's long-term debt are considered Level 3 fair values (see Note 6 for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

The Company was party to a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. The interest rate swaps were matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps had a total notional amount of $400,000 with maturities in 2014 which matched the maturity date of the related notes. In each of the contracts, the Company received payments based upon a fixed interest rate of 6.125%, which matched the interest rate of the notes being hedged, and made payments based upon a floating rate based on Libor. These contracts were designated and effective as hedges of the changes in the fair value of the associated debt. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is being amortized through the statement of operations over the life of the related debt using a straight-line method. At March 31, 2013 and December 30, 2012, this adjustment to long-term debt was $9,492 and $11,526, respectively. At April 1, 2012, the fair value of these contracts was an asset of $16,047 which was recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded a gain of $70 for the quarter ended April 1, 2012 on these instruments in other (income) expense, net relating to the change in fair value of such derivatives, wholly offsetting (gains) losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

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

In connection with tax examinations in Mexico for the years 2000 to 2005 and 2007, the Company has received tax assessments totaling approximately $219,940 (at March 31, 2013 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending.  In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of March 31, 2013, bonds totaling approximately $188,060 (at March 31, 2013 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amount of the 2005 and 2007 assessment. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for 2006 and periods subsequent to 2007.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At March 31, 2013, April 1, 2012 and December 30, 2012, these investments totaled $23,907, $20,190 and $24,091, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $280 and $1,096 on these investments in other (income) expense, net for the quarters ended March 31, 2013 and April 1, 2012, respectively, related to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

At March 31, 2013, April 1, 2012 and December 30, 2012, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Assets:
Available-for-sale securities	$23,915	8	18,650	5,257
Derivatives	12,854	-	11,864	990
Total assets	$36,769	8	30,514	6,247

Liabilities:
Derivatives	$3,231	-	3,231	-

April 1, 2012
Assets:
Available-for-sale securities	$20,202	12	20,190	-
Derivatives	22,345	-	17,826	4,519
Total assets	$42,547	12	38,016	4,519

Liabilities:
Derivatives	$6,054	-	6,054	-

December 30, 2012
Assets:
Available-for-sale securities	$24,099	8	18,986	5,105
Derivatives	4,254	-	1,741	2,513
Total assets	$28,353	8	20,727	7,618

Liabilities:
Derivatives	$3,461	-	3,461	-

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

For a portion of the Company's available-for-sale securities, the Company is able to obtain quoted prices from stock exchanges to measure the fair value of these securities. Certain other available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. In 2012 the Company purchased an available-for-sale investment which invests in hedge funds which contain financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment. The Company's derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The remaining derivative instruments consist of warrants to purchase common stock of an unrelated company. The Company uses the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2013.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2013	2012
Balance at beginning of year	$7,618	3,724
Gain (loss) from change in fair value	(1,371)	795
Balance at end of first quarter	$6,247	4,519

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 31, 2013 and April 1, 2012 are as follows:

	Pension		Postretirement
	Mar. 31, 2013	April 1, 2012	Mar. 31, 2013	April 1, 2012
Service cost	$1,502	1,198	188	184
Interest cost	4,795	5,494	345	440
Expected return on assets	(5,541)	(5,671)	-	-
Net amortization and deferrals	2,392	1,908	(65)	20
Curtailment loss	2,959	-	-	-
Net periodic benefit cost	$6,107	2,929	468	644

During the first quarter of fiscal 2013, the Company made cash contributions to its defined benefit pension plans of approximately $1,600 in the aggregate. The Company expects to contribute approximately $4,200 during the remainder of fiscal 2013.

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

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2013 and 2014.

At March 31, 2013, April 1, 2012 and December 30, 2012, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows.

	March 31, 2013		April 1, 2012		December 30, 2012
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$394,818	5,858	425,153	(1,920)	397,770	(2,638)
Intercompany royalty transactions	132,677	2,053	137,065	(971)	131,693	(1,168)
Sales	83,942	3,465	62,725	(229)	92,761	2,458
Other	23,746	(22)	25,267	75	2,420	(45)
Total	$635,183	11,354	650,210	(3,045)	624,644	(1,393)

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at March 31, 2013, April 1, 2012 and December 30, 2012 as follows:

	Mar. 31, 2013	April 1, 2012	Dec. 30, 2012
Prepaid expenses and other current assets
Unrealized gains	$10,324	2,720	2,802
Unrealized losses	(2,483)	(948)	(1,073)
Net unrealized gain	7,841	1,772	1,729

Other assets
Unrealized gains	4,023	7	12
Net unrealized gain	4,023	7	12

Total asset derivatives	$11,864	1,779	1,741

Accrued liabilities
Unrealized gains	$1,095	2,981	1,466
Unrealized losses	(1,605)	(6,956)	(4,245)
Net unrealized loss	(510)	(3,975)	(2,779)

Other liabilities
Unrealized gains	-	-	20
Unrealized losses	-	(849)	(375)
Net unrealized loss	-	(849)	(355)

Total liability derivatives	$(510)	(4,824)	(3,134)

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the quarters ended March 31, 2013 and April 1, 2012 as follows:

	Mar. 31, 2013	April 1, 2012
Statements of Operations Classification
Cost of sales	$341	1,266
Royalties	(141)	142
Sales	475	1
Net realized gains	$675	1,409

In addition, net losses of $1 and $2 were reclassified to earnings as a result of hedge ineffectiveness for the quarters ended March 31, 2013 and April 1, 2012, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At March 31, 2013, April 1, 2012 and December 30, 2012 the total notional amounts of the Company's undesignated derivative instruments were $109,433, $39,299 and $189,217, respectively.

At March 31, 2013, April 1, 2012 and December 30, 2012, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	Mar. 31, 2013	April 1, 2012	Dec. 30, 2012
Accrued liabilities
Unrealized gains	$140	42	469
Unrealized losses	(1,123)	(124)	(796)
Net unrealized loss	(983)	(82)	(327)

Other liabilities
Unrealized losses	(1,738)	(1,148)	-
Net unrealized loss	(1,738)	(1,148)	-

Total unrealized loss, net	$(2,721)	(1,230)	(327)

The Company recorded net losses of $3,107 and $2,114 on these instruments to other (income) expense, net for the quarters ended March 31, 2013 and April 1, 2012, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

(9) Consolidation Program and Restructuring Charge

In the fourth quarter of 2012 the Company announced a multi-year cost savings initiative. This initiative includes workforce reductions, facility consolidations, process improvements and other cost savings. Through March 31, 2013, the Company has incurred pre-tax restructuring charges of $64,971. Of these charges, $36,045 was recorded during the fourth quarter of 2012 and $28,926 was recorded during the first quarter of 2013.

During the fourth quarter of 2012, charges included severance costs of $34,888 related to the planned reduction of approximately 560 employees and $1,157 of facility costs related to the commencement of this program.The first quarter 2013 charges totaling $28,926 were comprised of $24,238 in severance costs, $2,959 in non-cash pension charges, and $1,729 in costs associated with exiting a contractual obligation.  The severance costs recognized during the first quarter of 2013 were primarily related to a voluntary retirement program for certain eligible employees in the United States, and the non-cash pension charges resulting from a curtailment charge related to the Company's U.S. pension plans . Costs associated with exiting a contractual obligation were paid during the quarter ended March 31, 2013. The total 2013 charge of $28,926 was recorded in the consolidated statements of operations as follows:  $8,493 – cost of sales; $3,515 – product development; and $16,918 – selling, distribution and administration.

The following is a summary of the severance and other personnel charges related to the Company's cost savings initiative included in accrued liabilities as of March 31, 2013:

Balance at December 30, 2012	$34,888
1st Quarter 2013 Charges	24,238
Payments	(4,408)
Balance at March 31, 2013	$54,718

The quarter ended April 1, 2012 also included severance charges of $11,130 associated with certain business functions.  These charges were recognized in the consolidated statement of operations as follows: $2,764 – cost of sales; $2,479 – product development; and $5,887 – selling, distribution and administration.

See Note 10 for information by segment.

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)
(10) Segment Reporting

Hasbro is a worldwide leader in children's and family leisure time products and services with a broad portfolio of brands and entertainment properties across toys, games and licensed products ranging from traditional to high-tech and digital. The Company's segments are (i) U.S. and Canada; (ii) International; (iii) Entertainment and Licensing; and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, DVD-based games and trading card and role-playing games within the United States and Canada. Within the International segment, the Company markets and sells both toy and certain game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital gaming, movie, television and online entertainment operations. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company's U.S. and Canada and International segments.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global product development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and Eliminations. The accounting policies of the segments are the same as those referenced in Note 1.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2013, nor were those of the comparable 2012 period representative of those actually experienced for the full year 2012. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)
Information by segment and a reconciliation to reported amounts for the quarters ended March 31, 2013 and April 1, 2012 are as follows.

	March 31, 2013		April 1, 2012
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$342,059	1,029	328,985	968
International	289,813	199	289,729	149
Entertainment and Licensing	30,774	2,221	29,336	1,317
Global Operations (a)	1,048	214,286	800	257,699
Corporate and Eliminations	-	(217,735)	-	(260,133)
	$663,694	-	648,850	-

Operating profit (loss)	March 31, 2013	April 1, 2012
U.S. and Canada	$37,743	14,411
International	(4,505)	(5,084)
Entertainment and Licensing	5,285	7,738
Global Operations (a)	(9,583)	(12,733)
Corporate and Eliminations (b)	(18,313)	11,394
	$10,627	15,726

Total assets	Mar. 31, 2013	April 1, 2012	Dec. 30, 2012
U.S. and Canada	$6,076,021	5,293,907	6,041,893
International	1,874,583	1,747,307	2,176,021
Entertainment and Licensing	1,185,905	1,069,369	1,164,715
Global Operations	2,527,454	2,065,881	2,493,976
Corporate and Eliminations (b)	(7,603,318)	(6,279,327)	(7,551,218)
	$4,060,645	3,897,137	4,325,387

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

HASBRO, INC. AND SUBSIDIARIES
 Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
 (Unaudited)

The first quarters of 2013 and 2012 restructuring charges were included by segment as follows:

	Mar. 31, 2013	April 1, 2012
U.S. and Canada	$-	2,444
International	-	1,628
Entertainment and Licensing	1,729	555
Global Operations	-	4,307
Corporate and Eliminations	27,197	2,196
Total Charges	$28,926	11,130

The following table represents consolidated International segment net revenues by major geographic region for the quarters ended March 31, 2013 and April 1, 2012.

	Mar. 31, 2013	April 1, 2012
Europe	$192,589	208,113
Latin America	45,713	38,969
Asia Pacific	51,511	42,647
Net revenues	$289,813	289,729

The following table presents consolidated net revenues by class of principal products for the quarters ended March 31, 2013 and April 1, 2012. The Company has reclassified $1,000 of 2012 net revenues previously reported in the Other category to the Games category.

	Mar. 31, 2013	April 1, 2012
Boys	$242,796	302,759
Games	230,915	182,916
Girls	114,774	93,236
Preschool	75,209	69,939
Net revenues	$663,694	648,850

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations
 (Thousands of Dollars and Shares Except Per Share Data)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities, plans and strategies, financial goals and expectations for achieving the Company's financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 30, 2012, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a branded-play company dedicated to fulfilling the fundamental need for play for children and families through creative expression of the Company's world class brand portfolio. From toys and games, to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro applies its brand blueprint to its broad portfolio of properties. The brand blueprint revolves around the objectives of continuously re-imagining, re-inventing and re-igniting the Company's existing brands, imagining, inventing and igniting new brands and offering consumers the ability to experience the Company's brands in all areas of their lives.

To accomplish these objectives, the Company offers consumers the ability to experience its branded play through innovative toys and games, digital media, lifestyle licensing, publishing and entertainment, including television programming and motion pictures. The Company's focus remains on growing owned and controlled brands, developing new and innovative products which respond to market insights, offering entertainment experiences which allow consumers to experience the Company's brands across multiple forms and formats and optimizing efficiencies within the Company to increase operating margins and maintain a strong balance sheet.

The Company earns revenues and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products including digital media and games and lifestyle products, offered by third parties. The Company's brand architecture includes franchise brands, challenger brands, gaming mega brands, key licensed brands and new brands. The Company's franchise and challenger brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. Franchise brands are the Company's most significant owned or controlled brands which have the ability to deliver significant revenue over the long-term. Challenger brands

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

are brands which have not achieved franchise brand status yet, but have the potential to do so with investment and time. These franchise and challenger brands include TRANSFORMERS, NERF, LITTLEST PET SHOP, MY LITTLE PONY, FURREAL FRIENDS, BABY ALIVE, G.I. JOE, MONOPOLY, MAGIC: THE GATHERING, PLAY-DOH and PLAYSKOOL. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with an owned or controlled brand. By focusing on these brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first quarter of 2013, the Company had strong revenues from owned or controlled brands such as MAGIC: THE GATHERING, NERF, TRANSFORMERS, PLAY-DOH, FURBY, MY LITTLE PONY, MONOPOLY, LITTLEST PET SHOP, FURREAL FRIENDS and PLAYSKOOL.

The Company's innovative product offerings encompass a broad variety of toys including boys' action figures, vehicles and playsets, girls' toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include boys' action, board, off-the-board, digital, card, electronic, trading card and role-playing games.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its owned or controlled brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company's primary licenses include its agreements with Marvel Characters B.V. ("Marvel") for characters in the Marvel universe, including SPIDER-MAN and the AVENGERS; Lucas Licensing, Ltd. ("Lucas"), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. Both Marvel and Lucas are owned by The Walt Disney Company. Sales of MARVEL products can vary based on the number and quality of theatrical releases in any given year. During 2013 the Company's offerings include products related to several MARVEL properties backed by entertainment, including products based on expected theatrical motion picture releases of IRON MAN 3 and THOR: THE DARK WORLD. During 2012, the Company's offerings included products related to two theatrical motion picture releases based on MARVEL properties, THE AVENGERS and THE AMAZING SPIDER-MAN. Sales of STAR WARS products benefited during the first quarter of 2012 from the release of STAR WARS: EPISODE I – THE PHANTOM MENANCE in 3D in February 2012. The Company also continued to benefit from sales of BEYBLADE products which continued to provide a high level of sales in 2012. In addition to offering products based on licensed entertainment properties, the Company offers products which are licensed from outside inventors.

The Company seeks to build all-encompassing brand experiences and drive product-related revenues by increasing the visibility of its owned or controlled brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had a number of motion pictures based on its brands released by major motion picture studios, including three motion pictures based on its TRANSFORMERS brand, two motion pictures based on its G.I. JOE brand, including G.I. JOE: RETALIATION released in March 2013, and one major motion picture based on its gaming mega brand, BATTLESHIP. The Company has motion picture projects based on other brands in development for potential release in future years.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has a wholly-owned production studio, Hasbro Studios, which is responsible for the creation and development of television programming based primarily on Hasbro's brands. This programming is currently aired throughout the world. The Company is a 50% partner in a joint venture with Discovery Communications, Inc. ("Discovery") which runs THE HUB, a cable television network in the United States dedicated to high-quality children's and family entertainment and educational programming. Programming on THE HUB includes content based on Hasbro's brands, Discovery's library of children's educational programming, as well as programming developed by third parties. Hasbro Studios programming is distributed in the United States to THE HUB, other leading children's networks internationally and on various digital platforms, such as Netflix and iTunes. The Company's television initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in many forms or formats.

The Company's strategic blueprint and brand architecture also focus on extending its brands further into digital media and gaming, including through the licensing of the Company's properties to a number of partners who develop and offer digital games based on those brands. An example of these digital gaming relationships is the Company's agreement with Electronic Arts Inc. ("EA"), which provides EA the exclusive worldwide rights, subject to existing limitations on the Company's rights and certain other exclusions, to create digital games for all platforms, such as mobile devices, gaming consoles and personal computers, based on a number of the Company's intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE and BOGGLE. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand, as well as with other third party digital gaming companies such as DeNA and GameLoft. The Company continues to seek and develop additional outlets for its brands in digital gaming, including casual, mobile and online gaming.
The Company also seeks to express its brands through its lifestyle licensing business. Under its lifestyle licensing programs, the Company enters into relationships with a broad spectrum of apparel, food, bedding, publishing and other lifestyle products companies for the global marketing and distribution of licensed products based on the Company's brands. These relationships further broaden and amplify the consumer's ability to experience the Company's brands.

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

During the fourth quarter of 2012 the Company announced a multi-year cost savings initiative plan in which it targets annual cost savings of $100,000 by 2015. This plan included an approximate 10% workforce reduction, facility consolidations and process improvements which reduce redundancy and increase efficiencies. Other cost savings initiatives include focus on fewer, larger global brands and a reduction in the number of SKUs. During the first quarter of 2013, the Company incurred expenses of $28,926 related to this plan in addition to charges of $36,045 recognized during the fourth quarter of 2012. The Company expects it may incur additional restructuring charges of up to $6,000 during 2013 prior to potential pension charges. Potential pension charges may result depending on the level of lump sum distributions made from the Company's U.S. defined benefit pension plan to plan participants during the remainder of 2013. For the full year 2013, the Company estimates gross cost savings from these actions of $45,000 to $48,000 and savings, net of restructuring charges, of $13,000 to $15,000.

The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2012, 2011and 2010, the second half of the year accounted for 64%, 63% and 65% of the Company's net revenues, respectively.
The Company sells its products both within the United States and in a number of international markets. In recent years, the Company's international net revenues have experienced growth as the Company has sought to increase its international presence. Net revenues of the Company's International segment represented 44%, 43% and 39% of total net revenues in 2012, 2011 and 2010, respectively. One of the ways the Company has driven international growth is by opportunistically opening offices in certain markets to develop a greater presence. Since 2006, the Company has opened operations in seven new markets around the world namely China, Brazil, Russia, Korea, Czech Republic, Peru and Colombia. These represent emerging markets where the Company believes that it can achieve higher revenue growth rates than it could achieve in more mature markets. Net revenues in emerging markets increased by 16% in 2012 compared to 2011 and represented more than 10% of consolidated net revenues in 2012.
The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital gaming, movie, television and online entertainment operations. In addition to these three primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2011, the Company's Board of Directors (the "Board") adopted six successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,825,000. The sixth authorization was approved in May 2011 for $500,000. At March 31, 2013, the Company had $107,116 remaining on this authorization. For the quarter ended March 31, 2013, the Company invested $20,177 to repurchase approximately 520 shares of common stock in the open market. During the three years ended 2012, the Company spent $1,159,730 to repurchase 28,918 shares in the open market. The Company intends, at its discretion to, opportunistically repurchase shares in the future subject to market conditions, the Company's other potential uses of cash and the Company's levels of cash generation. In addition to the share repurchase program, the Company also seeks to return cash to its shareholders through the payment of quarterly dividends. In February 2013 the Board increased the Company's quarterly dividend rate, effective for the dividend payment in May 2013, to $0.40 per share, an 11%  increase from the prior quarterly dividend rate of $0.36 per share. This was the ninth dividend increase in the previous 10 years. During that ten-year period, the Company has increased its quarterly cash dividend from $0.03 to $0.40 per share.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended March 31, 2013 and April 1, 2012.

	2013	2012
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	40.3	39.6
Royalties	7.5	8.1
Product development	7.1	6.9
Advertising	10.1	10.0
Amortization of intangibles	1.7	1.7
Program production cost amortization	0.9	0.5
Selling, distribution and administration	30.8	30.8
Operating profit	1.6	2.4
Interest expense	3.5	3.6
Interest income	(0.2)	(0.4)
Other (income) expense, net	0.8	0.0
Loss before income taxes	(2.5)	(0.8)
Income tax benefit	(1.5)	(0.4)
Net loss	(1.0)%	(0.4)%

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

RESULTS OF OPERATIONS

The quarter ended March 31, 2013 was a 13-week period while the quarter ended April 1, 2012 was a 14-week period. The net loss for the first quarter of 2013 was $(6,671) compared to a net loss of $(2,579) for the first quarter of 2012. Basic and diluted loss per share for the first quarter of 2013 were $(0.05) compared to basic and diluted loss per share of $(0.02) for the first quarter of 2012. The net loss for the quarter ended March 31, 2013 includes restructuring charges, net of tax, of $18,777, or $0.14 per share, related to the multi-year cost savings initiative announced during the fourth quarter of 2012. The net loss for the quarter ended April 1, 2012 includes severance costs, net of tax, of $7,675, or $0.06 per share, related to a restructuring of certain business units and functions.

Consolidated net revenues for the quarter ended March 31, 2013 increased 2% to $663,694 compared to $648,850 for the quarter ended April 1, 2012. Consolidated net revenues were negatively impacted by foreign currency translation of approximately $3,300 for the quarter ended March 31, 2013 as a result of the stronger U.S. dollar in 2013. The following table presents net revenues by product category for the quarters ended March 31, 2013 and April 1, 2012.
	2013	2012	% Change
Boys	$242,796	302,759	-20%
Games	230,915	182,916	26%
Girls	114,774	93,236	23%
Preschool	75,209	69,939	8%
Net revenues	$663,694	648,850

For the quarter ended March 31, 2013, increased net revenues in the games, girls and preschool categories were partially offset by decreases in the boys category.

BOYS: Net revenues in the boys category decreased 20% in the first quarter of 2013 primarily resulting from lower net revenues from BEYBLADE, STAR WARS and SUPER SOAKER products, which were partially offset by higher sales of MARVEL products and increased net revenues from G.I. JOE and NERF products. Net revenues from G.I. JOE products experienced growth, benefiting modestly from the theatrical release of G.I. JOE: RETALIATION in March 2013. During the first quarter of 2013, MARVEL products benefited from initial product shipments related to the expected theatrical release of IRON MAN 3 in May 2013. In the first quarter of 2012, sales of STAR WARS products benefitted from the re-release of STAR WARS: EPISODE I – THE PHANTOM MENANCE in 3D in February 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

GAMES: Net revenues in the games category increased 26% in the first quarter of 2013 compared to 2012. Higher revenue from MAGIC: THE GATHERING, TWISTER, including TWISTER RAVE, MONOPOLY and boys action gaming, including TRANSFORMERS BOT SHOTS and ANGRY BIRDS STAR WARS products contributed to the category's growth. In addition, revenues from JENGA products benefited from sales of products co-branded under ANGRY BIRDS STAR WARS.

GIRLS: Net revenues in the girls category increased 23% for the quarter ended March 31, 2013, primarily related to net revenues from FURBY and MY LITTLE PONY products. FURBY products were a new initiative introduced to English speaking markets during the second half of 2012 and globally in the first quarter of 2013.   Net revenues from MY LITTLE PONY products, which are supported by the successful television program, MY LITTLE PONY: FRIENDSHIP IS MAGIC, also contributed to higher net revenues in the girls category. The first quarter of 2013 also benefited from sales of ONE DIRECTION products, which were also introduced during the second half of 2012. These higher net revenues were partially offset by declines in net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products.

PRESCHOOL: The preschool category grew 8% for the first quarter of 2013 compared to 2012. Increased revenues from the PLAY-DOH and PLAYSKOOL HEROES lines, which include MARVEL products and TRANSFOMERS RESCUE BOTS, were partially offset by lower net revenues from TONKA products.

Operating profit for the quarter ended March 31, 2013 was $10,627 compared to $15,726 for the quarter ended April 1, 2012. Operating profit for the quarters ended March 31, 2013 and April 1, 2012 included restructuring charges of $28,926 and $11,130, respectively. Excluding restructuring charges, operating profit totaled $39,553 in the first quarter of 2013 compared to $26,856 during the first quarter of 2012. The increase in operating profit in 2013 compared to 2012, absent restructuring charges, is primarily due to increased net revenues, favorable product mix, lower royalty expense, and lower selling, distribution and administration expenses. Certain fixed expenses were higher due to the extra week of certain expenses in the first quarter of 2012 compared to 2013.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended March 31, 2013 and April 1, 2012.

	2013	2012	% Change
Net Revenues
U.S. and Canada segment	$342,059	328,985	4%
International segment	289,813	289,729	0%
Entertainment and Licensing segment	30,774	29,336	5%

Operating Profit (Loss)
U.S. and Canada segment	$37,743	14,411	162%
International segment	(4,505)	(5,084)	11%
Entertainment and Licensing segment	5,285	7,738	-32%

U.S. AND CANADA SEGMENT
The U.S. and Canada segment net revenues for the quarter ended March 31, 2013 increased 4% to $342,059 from $328,985 for the quarter ended April 1, 2012. The impact of currency translation was not material for the first quarter 2013. This growth was mostly driven by higher net revenues from the games category and, to a lesser extent, higher net revenues from the girls category, partially offset by lower net revenues from the boys and preschool categories. Net revenues from FURBY and, to a lesser extent, ONE DIRECTION products, which were introduced in the second half of 2012, as well as higher net revenues from FURREAL FRIENDS, CARE BEARS and EASY BAKE products contributed to growth in the girls category in the first quarter of 2013. These increases were partially offset by decreased net revenues from LITTLEST PET SHOP and BABY ALIVE products. In the games category, higher net revenues from MAGIC: THE GATHERING, TWISTER, JENGA and boys action gaming products contributed to growth. The boys category declined due to lower sales of STAR WARS, SUPER SOAKER and BEYBLADE products, partially offset by higher sales of NERF, MARVEL, G.I. JOE and KRE-O products. In the preschool category, lower net revenues from TONKA and PLAYSKOOL products were partially offset by higher net revenues from PLAY-DOH products.

U.S. and Canada segment operating profit increased to $37,743, or 11.0% of net revenues, for the quarter ended March 31, 2013 compared to $14,411, or 4.4% of net revenues, for the quarter ended April 1, 2012. Operating profit for the first quarter of 2012 includes restructuring charges of $2,444. Excluding restructuring charges, operating profit for the first quarter of 2012 totaled $16,855. The increase in operating profit was due to higher net revenues discussed above, favorable product mix and lower overall expense levels, including the impact of an extra week in the first quarter of 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

INTERNATIONAL SEGMENT
International segment net revenues were $289,813 for the quarter ended March 31, 2013 compared to $289,729 for the quarter ended April 1, 2012. International segment net revenues were negatively impacted by currency translation of approximately $3,000 as a result of the stronger U.S. dollar during 2013. Absent the impact of foreign exchange, International segment net revenues grew 1% in the first quarter of 2013 compared to 2012. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended March 31, 2013 and April 1, 2012.
	2013	2012	% Change
Europe	$192,589	208,113	-7%
Latin America	45,713	38,969	17%
Asia Pacific	51,511	42,647	21%
Net revenues	$289,813	289,729

Absent the impact of foreign exchange translation, net revenue declines in Europe were more than offset by revenue growth in Asia Pacific and Latin America. Net revenues in emerging markets, which includes but is not limited to Russia, Brazil, China and Korea, increased 34% in the first quarter of 2013 compared to the comparable period in 2012.

By product category, growth in the girls, games and preschool categories were offset by declines in the boys category. In the girls category, net revenues from FURBY products, which were introduced to English-speaking markets in the second half of 2012 and certain non-English speaking markets during the first quarter of 2013, and higher net revenues from MY LITTLE PONY products were partially offset by decreased net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products. In the games category, higher net revenues from MAGIC: THE GATHERING, TWISTER, JENGA, MONOPOLY and boys action gaming, including TRANSFORMERS BOT SHOTS and ANGRY BIRDS STAR WARS products, contributed to growth. Growth in the preschool category was driven by higher net revenues from PLAY-DOH products. In the boys category, decreased net revenues from BEYBLADE, STAR WARS, KRE-O and SUPER SOAKER products were partially offset by increased net revenues from MARVEL, TRANSFORMERS and NERF products.

International segment operating loss decreased to $4,505, or 1.6% of net revenues, for the quarter ended March 31, 2013 from $5,084, or 1.8% of net revenues, for the quarter ended April 1, 2012. Foreign currency translation did not have a material impact on International segment operating profit for the quarter ended March 31, 2013. Operating profit for the first quarter of 2012 includes restructuring charges of approximately $1,628. Excluding restructuring charges, the net loss for the first quarter of 2012 totaled $3,456. Absent the impact of restructuring charges, operating profit and operating profit margin decreased primarily due to lower revenues in mature markets compared to emerging markets which generally operate at a lower operating margin than mature markets.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

ENTERTAINMENT AND LICENSING SEGMENT
Entertainment and Licensing segment net revenues for the quarter ended March 31, 2013 increased 5% to $30,774 from $29,336 for the quarter ended April 1, 2012. Increased net revenues primarily related to growth in distribution of television programming.

Entertainment and Licensing segment operating profit decreased to $5,285 for the quarter ended March 31, 2013 compared from $7,738 for the quarter ended April 1, 2012. Operating profit for the first quarters of 2013 and 2012 include restructuring charges of $1,729 and $555, respectively. Operating profit decreased primarily due to the mix of net revenues during the first quarter of 2013 and also reflects higher program amortization costs.

COSTS AND EXPENSES

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 31, 2013 and April 1, 2012.

	2013	2012
Cost of sales	40.3%	39.6%
Royalties	7.5	8.1
Product development	7.1	6.9
Advertising	10.1	10.0
Amortization of intangibles	1.7	1.7
Program production cost amortization	0.9	0.5
Selling, distribution and administration	30.8	30.8

Operating expenses in the first quarters of 2013 and 2012 each include costs resulting from restructuring activities. During the fourth quarter of 2012, the Company announced a multi-year cost savings initiative aimed to reduce annual operating expenses by a target amount of $100,000 by 2015. This initiative includes an approximate 10% workforce reduction, facility consolidations and process improvements.  During the first quarter of 2013, the Company recognized charges totaling $28,926, primarily related to a voluntary retirement program established during the first quarter of 2013. During the first quarter of 2012, the Company incurred employee severance charges of $11,130 associated with measures to right size certain businesses and functions.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

These expenses were included in the consolidated statement of operations as follows:

	2013	2012
Cost of sales	$8,493	2,764
Product development	3,515	2,479
Selling, distribution and administration	16,918	5,887
Total	$28,926	11,130

Cost of sales increased to $267,572, or 40.3% of net revenues, for the quarter ended March 31, 2013 from $257,036, or 39.6% of net revenues, for the quarter ended April 1, 2012. Absent the restructuring charges above, cost of sales as a percentage of net revenues were 39.0% and 39.2% for the first quarters of 2013 and 2012, respectively. While the increase in cost of sales for the quarter primarily reflects the increased net revenues and restructuring charges compared to the first quarter of 2012, the decrease as a percentage of revenues, absent restructuring charges, is due to the favorable mix of products sold in the first quarter of 2013 compared to 2012.

Royalty expense for the quarter ended March 31, 2013 decreased to $49,392, or 7.5% of net revenues, from $52,434, or 8.1% of net revenues, for the quarter ended April 1, 2012. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. During the first quarter of 2013, the Company experienced lower sales of STAR WARS and BEYBLADE products. In 2012, sales of STAR WARS products benefited from the theatrical re-release of STAR WARS: EPISODE I – THE PHANTOM MENACE in 3D during February 2012. Partially offsetting these declines were increased royalties from higher sales of MARVEL products during the first quarter of 2013.

Product development expense for the quarter ended March 31, 2013 increased to $47,185, or 7.1% of net revenues, from $44,926, or 6.9% of net revenues, for the quarter ended April 1, 2012. Product development expense for the first quarters of 2013 and 2012 includes restructuring charges of $3,515 and $2,479, respectively. Absent the impact of these restructuring charges, product development expense increased slightly in dollars and remained consistent as a percentage of net revenues in 2013 compared to 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

Advertising expense for the quarter ended March 31, 2013 increased to $67,134, or 10.1% of net revenues, compared to $65,045, or 10.0% of net revenues, for the quarter ended April 1, 2012. The increase in advertising expense in dollars reflects the higher net revenues in the first quarter of 2013 compared to 2012.

Amortization of intangibles increased to $11,416, or 1.7% of net revenues, in first quarter of 2013 from $10,655, or 1.7% of net revenues, in the first quarter of 2012. Increased amortization in 2013 compared to 2012 is the result of higher expense related to digital gaming rights, which are amortized based on actual and projected net revenues.

Program production cost amortization increased to $5,723, or 0.9% of net revenues, for the quarter ended March 31, 2013 from $3,138, or 0.5% of net revenues, for the quarter ended April 1, 2012. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The increase reflects the higher number of television programs produced and distributed in 2013 compared to 2012.

For the quarter ended March 31, 2013, the Company's selling, distribution and administration expenses increased to $204,645, or 30.8% of net revenues, from $199,890, or 30.8% of net revenues, for the quarter ended April 1, 2012. Selling, distribution and administration expenses for the first quarters of 2013 and 2012 include restructuring charges of $16,918 and $5,887, respectively. Absent the impact of restructuring charges, selling, distribution and administration expense decreased 3% in the first quarter of 2013 compared to the first quarter of 2012.  The decline in 2013 excluding restructuring charges was primarily due to cost savings in 2013 resulting from the restructuring actions commenced during the first quarter of 2012, lower shipping and warehousing costs, as well as the impact an extra week of expense in the first quarter of 2012 compared to the first quarter of 2013.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the first quarter of 2013 was $22,979 compared to $23,112 in the first quarter of 2012. The impact of lower average short-term borrowings in 2013 compared to 2012 as well as an extra week of expense in the first quarter of 2012 compared to 2013 was largely offset by  higher amortization of deferred debt expense associated with the Company's revolving credit agreement.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

Interest income for the quarter ended March 31, 2013 was $1,481 compared to $2,475 for the quarter ended April 1, 2012. A lower effective interest rate resulted in decreased interest income for the quarter.

Other (income) expense, net, was $5,622 for the first quarter of 2013 compared to $(45) for the first quarter of 2012. The decrease in other (income) expense, net in the first quarter of 2013 is primarily due to foreign currency and investment losses in 2013 compared to gains in 2012. These losses were partially offset by a decline in the loss from the Company's 50% share of THE HUB. During the first quarter of 2013, the Company's 50% share in the loss from THE HUB totaled $1,064 compared to a loss of $1,786 during the first quarter of 2012.

INCOME TAXES

Income tax benefit for the quarter ended March 31, 2013 was $9,822 on pretax loss of $16,493 compared to income tax benefit of $2,287 on pretax loss of $4,866 for the quarter ended April 1, 2012. Both quarters, as well as the full year 2012, are impacted by certain discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first quarter of 2013, favorable discrete tax adjustments were a net benefit of $5,467 compared to a net benefit of $1,021 in the first quarter of 2012. The favorable discrete tax adjustment for the first quarter of 2013 includes a decrease in liabilities for uncertain tax positions due to the resolution of the related matter. Absent these items, the adjusted tax rate for the first quarter of 2013 and 2012 was 26.4% and 26.0%, respectively.  The adjusted rate of 26.4% for the three months ended March 31, 2013 is comparable to the full year 2012 adjusted rate of 27.0%.

OTHER INFORMATION

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

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company has product licenses, and changes in overall economic conditions. As a result, comparisons of the Company's unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of the Company's expected sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales.

LIQUIDITY AND CAPITAL RESOURCES

 The Company has historically generated a significant amount of cash from operations. In 2012 the Company funded its operations and liquidity needs primarily through cash flows from operations, and when needed, using borrowings under its available lines of credit and commercial paper program.

During the first quarter of 2013, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, sales of commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2013. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

As of March 31, 2013 the Company's cash and cash equivalents totaled $1,067,039, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as the majority of such earnings are indefinitely reinvested by the Company. Such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of March 31, 2013 is denominated in the U.S. dollar.

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

Net cash provided by operating activities in the first quarter of 2013 was $297,454 compared to $284,738 in the first quarter of 2012, and $547,512 during the trailing twelve-month period ended March 31, 2013. Accounts receivable increased 12% to $509,276 at March 31, 2013 from $456,580 at April 1, 2012. The accounts receivable balance at March 31, 2013 includes a decrease of approximately $8,500 as a result of a stronger U.S. dollar at March 31, 2013 as compared to April 1, 2012. Absent the impact of foreign currency translation, increases in accounts receivable are the result of higher net revenues for the quarter ended March 31, 2013 compared to the quarter ended April 1, 2012 as well as lower collections during 2013 compared to 2012, due to the extra week in the first quarter of 2012. Higher collections in 2012 were the major reason for an increase in days sales outstanding to 69 days at March 31, 2013 compared to 63 days at April 1, 2012.

Inventories decreased approximately 18% to $323,754 at March 31, 2013 from $396,981 at April 1, 2012. The inventory balance at March 31, 2013 includes a decrease of approximately $4,700 as a result of a stronger U.S. dollar at March 31, 2013 as compared to April 1, 2012. Absent the impact of foreign exchange translation, inventories decreased approximately 17%. Inventories declined 33% in the U.S. and Canada segment as a result of the Company's efforts to reduce inventories in this segment, partially offset by higher International segment inventory balances in support of growth in emerging markets.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

Prepaid expenses and other current assets increased to $350,327 at March 31, 2013 from $281,517 at April 1, 2012. Higher prepaid expenses and other current assets are primarily due to increases in prepaid royalties primarily related to prepaid royalties previously recorded as long-term which have become current related to the MARVEL license and THE HUB as well as higher deferred income taxes. These increases were partially offset by lower non-income based tax receivables, primarily value added taxes in Europe, compared to 2012 as a result of collections during the remainder of 2012 and the first quarter of 2013. The high balance in 2012 was primarily due to changes in the legal structure of the Company's European business.

Accounts payable and accrued liabilities increased 5% to $579,705 at March 31, 2013 from $554,700 at April 1, 2012. Higher severance and other closing costs resulting from the multi-year cost savings initiative announced during the fourth quarter of 2012 and primarily relating to the voluntary retirement program established during the first quarter of 2013 were partially offset by decreased accrued royalties as a resultof lower sales of royalty-bearing products, including BEYBLADE and STAR WARS products. Higher accrued dividends due to the increased dividend rate in 2013 also contributed to higher accounts payable and accrued liabilities at March 31, 2013.

Property, plant, and equipment, net increased to $232,902 at March 31, 2013 from $222,821 at April 1, 2012. Goodwill and other intangible assets, net decreased to $879,967 at March 31, 2013 from $931,631 at April 1, 2012. This decrease is entirely due to amortization of intangibles.

Other assets decreased to $697,380 at March 31, 2013 from $723,783 at April 1, 2012. This decrease primarily relates to prepaid royalties previously recorded as long-term which have become current at March 31, 2013, primarily related to the MARVEL license. In addition, the decrease is also due to the termination of the interest rate swap agreements in November 2012 for which a balance of $16,047 was included in other assets at April 1, 2012. These decreases were partially offset by increases in long-term receivables, deferred taxes and television programming.

Other liabilities increased to $461,497 at March 31, 2013 from $372,925 at April 1, 2012. Higher non-current liabilities are primarily the result of higher liabilities related to defined benefit pension plans and uncertain income tax positions at March 31, 2013 compared to April 1, 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

Net cash utilized by investing activities was $20,603 in the first quarter of 2013 compared to $16,361 in 2012. Additions to property, plant and equipment were $24,201 in 2013 compared to $23,034 in 2012. The net utilization in 2012 included a cash distribution from THE HUB of approximately $7,100.

Net cash utilized by financing activities was $59,355 in the first quarter of 2013 compared to $30,445 in the first quarter of 2012. Cash payments related to purchases of the Company's common stock were $22,213 for the first quarter of 2013 compared to $4,644 in 2012. At March 31, 2013, the Company had $107,116 remaining available under a $500,000 May 2011 Board of Directors share repurchase authorization. There were no dividends paid in the first quarter of 2013 as the payment historically made in February was accelerated and paid in December 2012. Dividends paid were $38,593 in the first quarter of 2012. Repayments of short-term borrowings were $62,605 in the quarter ended March 31, 2013 compared to $10,137 in 2012. Cash proceeds from stock option transactions were $21,899 in 2013 compared to $16,575 in 2012.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000, which was increased from $500,000 in January 2013.  The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At March 31, 2013 the Company had approximately $150,000 in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended March 31, 2013. The Company had no borrowings outstanding under its committed revolving credit facility at March 31, 2013. However, the Company had letters of credit outstanding under this facility as of March 31, 2013 of approximately $1,000 and borrowings under the Company's commercial paper program were approximately $150,000. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of March 31, 2013 were approximately $549,000. The Company also has other uncommitted lines from various banks, of which approximately $29,600 was utilized at March 31, 2013. Of the amount utilized under the uncommitted lines, approximately $12,000 and $17,600 represent outstanding borrowings and letters of credit, respectively.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company has principal amounts of long-term debt at March 31, 2013 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $206,700 and purchase commitments of $281,703 outstanding at March 31, 2013. Letters of credit and similar instruments include $188,060 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2012, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report.  The Company expects to pay aggregate royalty advances related to its license agreement with Marvel totaling $80,000, which includes $30,000 which is contingent upon the theatrical release of IRON MAN 3, expected in May 2013. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2012, does not include certain tax liabilities recorded related to uncertain tax positions because the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities.  These liabilities were $119,232 at March 31, 2013, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 30, 2012.

FINANCIAL RISK MANAGEMENT

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound sterling, Swiss franc, Canadian dollar, Brazilian real, Russian ruble and Mexican peso and, to a lesser extent, other currencies in Europe, Latin American and Asia Pacific countries.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
 Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2013 through 2014 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward contracts at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At March 31, 2013, these contracts had net unrealized gains of $8,633, of which $7,841 are recorded in prepaid expenses and other current assets, $4,023 are recorded in other assets, $1,493 are recorded in accrued liabilities and $1,738 are recorded in other liabilities. Included in accumulated other comprehensive loss at March 31, 2013 are deferred gains, net of tax, of $9,226, related to these derivatives.

At March 31, 2013, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. The Company was party to several interest rate swap agreements, with a total notional amount of $400,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rates were matched with specific long-term debt issues and were designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts were wholly offset in earnings by changes in the fair value of the related long-term debt. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is now being amortized through the statement of operations over the life of the remaining long-term debt using a straight-line method. At March 31, 2013, the adjustment to long-term debt was $9,492. As a result of this termination, long-term debt is no longer affected by variable interest rates and, thereby, earnings and cash flows are not expected to be impacted by changes in interest rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The Company is currently in the process of a multi-year global initiative to upgrade its existing SAP system and implement enhanced global practices. In January 2013, the implementation of the SAP upgrade was completed for the Company's Latin America business. There were no significant changes in the Company's internal controls over financial reporting resulting from the completion of this phase of the project.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments in Mexico relating to the years 2000 through 2005 and 2007. These tax assessments, which total approximately $220 million (at March 31, 2013 exchange rates) in aggregate (including interest, penalties, and inflation updates) are based on transfer pricing issues between the Company's subsidiaries with respect to the Company's operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging the 2005 assessment through administrative appeals and expects to file for administrative appeal with respect to the 2007 assessment. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to the years 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of March 31, 2013, bonds totaling approximately $188 million (at March 31, 2013 exchange rates) have been posted related to the assessments for the years 2000 through 2004. These bonds guarantee the full amounts of the outstanding related tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2005 and 2007 assessments as the Company is challenging, or plans to challenge, these through administrative appeals.

The Company is currently party to certain other legal proceedings, none of which it believes to be material to its business or financial condition.

 Item 1A.  Risk Factors.

This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial and business goals, expectations for achieving the Company's financial and business goals and other objectives and anticipated uses of cash and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 30, 2012 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•
the Company's ability to successfully re-imagine, re-invent and re-ignite its existing products and product lines, including through the use of immersive entertainment experiences, to maintain and further their success and to successfully design, develop, produce and introduce new brands, products and product lines which achieve and sustain interest from retailers and consumers;

•
the Company's ability to manufacture, source and ship new and continuing products in a timely and cost-effective manner and customers' and consumers' acceptance and purchase of those products in quantities and at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs;

•
recessions or other economic downturns affecting the U.S., Europe, or any of the Company's other major markets which can negatively impact the retail and credit markets, and the financial health of the Company's retail customers and consumers, and which can result in lower employment levels, less consumer disposable income, lower consumer confidence and, as a consequence, lower consumer spending, including lower spending on purchases of the Company's products;

•
potential difficulties or delays the Company may experience in implementing cost savings and efficiency enhancing initiatives, or the realization of fewer benefits than are expected from such initiatives;

•	currency fluctuations, including movements in foreign exchange rates, which can lower the Company's net revenues and earnings, and significantly impact the Company's costs;
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

•	delays, increased costs or difficulties associated with the development and offering of media initiatives based on the Company's brands;
•
the concentration of the Company's retail customers, potentially increasing the negative impact to the Company of difficulties experienced by any of the Company's retail customers or changes by the Company's retail customers in their purchasing or selling patterns;

•
the Company's ability to generate sales during the fourth quarter, particularly during the relatively brief holiday shopping season, which is the period in which the Company derives a substantial portion of its revenues and earnings;

•
the inventory policies of the Company's retail customers, including the retailers' potential decisions to lower the inventories they are willing to carry, even if it results in lost sales, as well as the concentration of the Company's revenues in the second half and fourth quarter of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules;

•	work stoppages, slowdowns or strikes, which may impact the Company's ability to manufacture or deliver product in a timely and cost-effective manner;
•
concentration of manufacturing of the substantial majority of the Company's products by third party vendors in the People's Republic of China and the associated impact to the Company of health conditions and other factors affecting social and economic activity in China, affecting the movement of people and products into and out of China, impacting the cost of producing products in China and the cost of exporting them to the Company's other markets or affecting the exchange rates for the Chinese Renminbi, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured in China;

•
consumer interest in and acceptance of THE HUB, the Company's cable television joint venture with Discovery Communications, the programming appearing on THE HUB, products related to THE HUB's programming, and other factors impacting the financial performance of THE HUB;

•	consumer interest in and acceptance of programming and entertainment created by Hasbro Studios, as well as products related to Hasbro Studios' programming and entertainment;
•	the ability of the Company to hire and retain key officers and employees who are critical to the Company's success;
•
the costs of complying with product safety and consumer protection requirements worldwide, including the risk that greater regulation in the future may increase such costs, may require changes in the Company's products and/or may impact the Company's ability to sell some products in particular markets in the absence of making changes to such products;

•
the risk that one of the Company's third-party manufacturers will not comply with applicable labor, consumer protection, product safety or other laws or regulations, or with aspects of the Company's Global Business Ethics Principles, and that such noncompliance will not be promptly detected, either of which could cause damage to the Company's reputation, harm sales of its products and potentially create liability for the Company;

•
an adverse change in purchasing policies or promotional programs or the bankruptcy or other economic difficulties or lack of success of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;

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
•
the risk that one or more of the counterparties to the Company's financing arrangements may experience financial difficulties or otherwise be unable or unwilling to allow the Company to access financing under such arrangements;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2013 12/31/13 – 1/27/13	184,500	$36.81	184,500	$120,489,778
February 2013 1/28/13 – 3/3/13	231,100	$39.29	231,100	$111,410,325
March 2013 3/4/13 – 3/31/13	104,000	$41.29	104,000	$107,115,703
Total	519,600	$38.81	519,600	$107,115,703

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

4.3
First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

4.4
Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.5
Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

10.1	Hasbro, Inc. 2013 Performance Rewards Program.

10.2	Letter Agreement between Hasbro, Inc. and Wiebe Tinga, dated March 4, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: May 8, 2013	By: /s/ Deborah Thomas
Deborah Thomas

Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2013

Exhibit Index

Exhibit
No.	Exhibits

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

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

4.3
First Supplemental Indenture, dated as of September 17, 2007, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

4.4
Second Supplemental Indenture, dated as of May 13, 2009, between the Company and the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.5
Third Supplemental Indenture, dated as of March 11, 2010, between the Company and the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

10.1	Hasbro, Inc. 2013 Performance Rewards Program.

10.2	Letter Agreement between Hasbro, Inc. and Wiebe Tinga, dated March 4, 2013.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.