Form 10-Q
period 2013-06-30
HASBRO INC
filed 2013-07-31
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C.   20549
_________________

FORM 10-Q
______________
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 19, 2013 was 129,726,055.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 30, 2013	July 1, 2012	December 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,022,345	779,931	849,701
Accounts receivable, less allowance for doubtful accounts of $20,500, $24,300 and $19,600	640,503	651,410	1,029,959
Inventories	359,969	416,905	316,049
Prepaid expenses and other current assets	343,385	297,580	312,493
Total current assets	2,366,202	2,145,826	2,508,202

Property, plant and equipment, less accumulated depreciation of $496,800, $472,000 and $481,500	237,774	223,383	230,414

Other assets
Goodwill	474,773	474,608	474,925
Other intangibles, less accumulated amortization of $690,100, $638,300 and $666,700	393,206	445,073	416,659
Other	706,344	725,831	695,187
Total other assets	1,574,323	1,645,512	1,586,771

Total assets	$4,178,299	4,014,721	4,325,387

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 30, 2013	July 1, 2012	December 30, 2012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$192,918	220,605	224,365
Current portion of long-term debt	432,458	-	-
Accounts payable	199,784	161,785	139,906
Accrued liabilities	471,562	456,303	596,164
Total current liabilities	1,296,722	838,693	960,435

Long-term debt	959,895	1,399,557	1,396,421
Other liabilities	465,656	376,981	461,152
Total liabilities	2,722,273	2,615,231	2,818,008

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	694,771	641,012	655,943
Retained earnings	3,280,215	3,152,647	3,354,545
Accumulated other comprehensive loss	(77,866)	(39,643)	(72,307)
Treasury stock, at cost; 79,718,124 shares at June 30, 2013, 79,440,495 at July 1, 2012 and 80,754,417 at December 30, 2012	(2,545,941)	(2,459,373)	(2,535,649)
Total shareholders' equity	1,456,026	1,399,490	1,507,379

Total liabilities and shareholders' equity	$4,178,299	4,014,721	4,325,387

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Thousands of Dollars Except Per Share Data) (Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net revenues	$766,342	811,467	1,430,036	1,460,317
Costs and expenses:
Cost of sales	300,570	311,984	568,142	569,020
Royalties	50,229	70,893	99,621	123,327
Product development	47,904	50,113	95,089	95,039
Advertising	73,657	79,297	140,791	144,342
Amortization of intangibles	12,037	11,501	23,453	22,156
Program production cost amortization	10,309	10,018	16,032	13,156
Selling, distribution and administration	197,548	191,379	402,193	391,269
Total costs and expenses	692,254	725,185	1,345,321	1,358,309
Operating profit	74,088	86,282	84,715	102,008
Non-operating (income) expense:
Interest expense	22,225	22,413	45,204	45,525
Interest income	(1,432)	(1,689)	(2,913)	(4,164)
Other (income) expense, net	2,219	5,899	7,841	5,854
Total non-operating expense, net	23,012	26,623	50,132	47,215
Earnings before income taxes	51,076	59,659	34,583	54,793
Income tax expense	14,596	16,232	4,774	13,945
Net earnings	$36,480	43,427	29,809	40,848

Net earnings per common share:
Basic	$0.28	0.33	0.23	0.31
Diluted	$0.28	0.33	0.23	0.31
Cash dividends declared per common share	$0.40	0.36	0.80	0.72

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Earnings (Thousands of Dollars) (Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net earnings	$36,480	43,427	29,809	40,848
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(14,525)	(30,173)	(21,873)	(7,907)
Net gains on cash flow hedging activities, net of tax	1,606	16,252	12,382	6,963
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(498)	(1,492)	(1,040)	(2,756)
Unrecognized pension and postretirement amounts	3,717	-	4,972	-
Total other comprehensive loss, net of tax	(9,700)	(15,413)	(5,559)	(3,700)
Total comprehensive earnings	$26,780	28,014	24,250	37,148

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Thousands of Dollars) (Unaudited)
	Six Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net earnings	$29,809	40,848
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	43,181	43,739
Amortization of intangibles	23,453	22,156
Program production cost amortization	16,032	13,156
Deferred income taxes	(9,362)	912
Stock-based compensation	12,001	12,557
Change in operating assets and liabilities:
Decrease in accounts receivable	360,737	391,369
Increase in inventories	(52,585)	(86,533)
Decrease (increase) in prepaid expenses and other current assets	3,132	(59,683)
Program production costs	(23,490)	(25,085)
Decrease in accounts payable and accrued liabilities	(105,267)	(159,804)
Other, including long-term advances	495	7,149
Net cash provided by operating activities	298,136	200,781
Cash flows from investing activities:
Additions to property, plant and equipment	(53,555)	(50,084)
Other	4,459	5,941
Net cash utilized by investing activities	(49,096)	(44,143)
Cash flows from financing activities:
Net (repayments of) proceeds from short-term borrowings	(31,147)	39,756
Purchases of common stock	(55,932)	(9,926)
Stock option transactions	62,465	33,422
Excess tax benefits from stock-based compensation	9,600	7,980
Dividends paid	(52,125)	(85,317)
Net cash utilized by financing activities	(67,139)	(14,085)
Effect of exchange rate changes on cash	(9,257)	(4,310)
Increase in cash and cash equivalents	172,644	138,243
Cash and cash equivalents at beginning of year	849,701	641,688
Cash and cash equivalents at end of period	$1,022,345	779,931

Supplemental information
Cash paid during the period for:
Interest	$45,128	47,213
Income taxes	$32,738	40,066

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of June 30, 2013 and July 1, 2012, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended June 30, 2013 and July 1, 2012 are 13-week periods. The six-month periods ended June 30, 2013 and July 1, 2012 are 26-week and 27-week periods, respectively.

The results of operations for the quarter and six-month period ended June 30, 2013 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2012 periods representative of those actually experienced for the full year 2012.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings Per Share

Net earnings per share data for the quarter and six-month periods ended June 30, 2013 and July 1, 2012 were computed as follows:

	2013		2012
Quarter	Basic	Diluted	Basic	Diluted
Net earnings	$36,480	36,480	43,427	43,427

Average shares outstanding	130,323	130,323	130,294	130,294
Effect of dilutive securities:
Options and other share-based awards	-	1,657	-	1,824
Equivalent Shares	130,323	131,980	130,294	132,118

Net earnings per common share	$0.28	0.28	0.33	0.33

	2013		2012
Six Months	Basic	Diluted	Basic	Diluted
Net earnings	$29,809	29,809	40,848	40,848

Average shares outstanding	129,831	129,831	129,918	129,918
Effect of dilutive securities:
Options and other share-based awards	-	1,606	-	1,907
Equivalent Shares	129,831	131,437	129,918	131,825

Net earnings per common share	$0.23	0.23	0.31	0.31

For the quarters ended June 30, 2013 and July 1, 2012, options and restricted stock unit awards totaling 1,849 and 3,504, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six-month periods ended June 30, 2013 and July 1, 2012, options and restricted stock unit awards totaling 1,511 and 3,523, respectively, were excluded from the calculation of diluted earnings per share because to included them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings are presented within the consolidated statements of comprehensive earnings (loss). The related tax expenses of gains on cash flow hedging activities within other comprehensive earnings were $1,260 and $2,971 for the quarter and six-month periods ended June 30, 2013, respectively. The income tax expense related to reclassification adjustments of net gains on cash flow hedging activities from other comprehensive earnings were $286 and $419 for the quarter and six-month periods ended June 30, 2013, respectively. The income tax benefit related to the reclassification of amortization of unrecognized pension and postretirement amounts was $712 and $1,424 for the quarter and six months ended June 30, 2013.

The related tax expense of gains on cash flow hedging activities within other comprehensive earnings was $3,201 and $1,861 for the quarter and six-month periods ended July 1, 2012, respectively. The income tax expense related to reclassification adjustments of net gains on cash flow hedging activities from other comprehensive earnings was $419 and $562 for the quarter and six-month periods ended July 1, 2012, respectively.

At June 30, 2013, the Company had remaining deferred gains on hedging instruments, net of tax, of $10,334 in accumulated other comprehensive earnings ("AOCE"). These instruments hedge payments related to inventory purchased during the second quarter of 2013 or forecasted to be purchased during the remainder of 2013 and 2014, intercompany expenses and royalty payments expected to be paid or received during the remainder of 2013 and 2014 as well as cash receipts for sales made during the second quarter of 2013 or forecasted to be made during the remainder of 2013. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses. Of the amount included in AOCE at June 30, 2013, the Company expects approximately $8,553 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Changes in the components of accumulated other comprehensive earnings (loss) for the six months ended June 30, 2013 and July 1, 2012 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2013
Balance at Dec. 30, 2012	$(120,422)	(1,008)	49,123	(72,307)
Current period other comprehensive earnings (loss)	4,972	11,342	(21,873)	(5,559)
Balance at June 30, 2013	$(115,450)	10,334	27,250	(77,866)

2012
Balance at Dec. 25, 2011	$(86,822)	10,081	40,798	(35,943)
Current period other comprehensive earnings (loss)	-	4,207	(7,907)	(3,700)
Balance at July 1, 2012	$(86,822)	14,288	32,891	(39,643)

(4) Financial Instruments

Hasbro's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At June 30, 2013, July 1, 2012 and December 30, 2012, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 30, 2013, July 1, 2012 and December 30, 2012 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company's long-term borrowings as of June 30, 2013, July 1, 2012 and December 30, 2012 are as follows:

	June 30, 2013		July 1, 2012		December 30, 2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	548,600	500,000	582,250	500,000	615,650
6.125% Notes Due 2014	432,458	443,445	439,662	460,020	436,526	455,175
6.30% Notes Due 2017	350,000	401,520	350,000	400,015	350,000	399,700
6.60% Debentures Due 2028	109,895	124,049	109,895	123,038	109,895	129,687
Total long-term debt	1,392,353	1,517,614	1,399,557	1,565,323	1,396,421	1,600,212
Less: Current portion	432,458	443,445	-	-	-	-
Long-term debt excluding current portion	$959,895	1,074,169	1,399,557	1,565,323	1,396,421	1,600,212

The carrying cost of the 6.125% Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $7,458, $14,662, and $11,526 at June 30, 2013, July 1, 2012 and December 30, 2012, respectively, related to interest rate swaps.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The interest rate swaps were terminated in November 2012 and the fair value adjustment at June 30, 2013 and December 30, 2012 represent the unamortized portions of the fair value of the interest rate swaps at the date of termination. At June 30, 2013 the principal amount and fair value adjustment associated with the 6.125% Notes Due 2014, totaling $432,458, were included in the current portion of long-term debt. All other carrying costs represent principal amounts and were included in long-term debt excluding the current portion at June 30, 2013. The total principal amount of long-term debt, including the current portion, at June 30, 2013, July 1, 2012 and December 30, 2012 was $1,384,895.

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

The Company was party to a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. The interest rate swaps were matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps had a total notional amount of $400,000 with maturities in 2014 which matched the maturity date of the related notes. In each of the contracts, the Company received payments based upon a fixed interest rate of 6.125%, which matched the interest rate of the notes being hedged, and made payments based upon a floating rate based on Libor. These contracts were designated and effective as hedges of the changes in the fair value of the associated debt. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is being amortized through the statement of operations over the life of the related debt using a straight-line method. At June 30, 2013 and December 30, 2012, this adjustment to total long-term debt was $7,458 and $11,526, respectively. At July 1, 2012, the fair value of these contracts was an asset of $14,662 which was recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded losses of $1,385 and $1,315 for the quarter and six-month periods ended July 1, 2012, respectively, on these instruments in other (income) expense, net relating to the change in fair value of such derivatives, wholly offsetting (gains) losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

(5) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2008. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2006. The U.S. Internal Revenue Service has nearly completed an examination related to the 2008 and 2009 U.S. federal income tax returns. The Company is also under income tax examination in several U.S. state and local and non-U.S. jurisdictions. In connection with the Mexican tax examinations for the years 2000 to 2007, the Company has received tax assessments totaling approximately $245,130 (at June 30, 2013 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of June 30, 2013, bonds totaling approximately $184,990 (at June 30, 2013 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amounts of the 2005, 2006 and 2007 assessments. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2007.

At June 30, 2013, the Company has liabilities for unrecognized tax benefits of $123,085 which are included as a component of other liabilities in the consolidated balance sheets. The Company believes that it is reasonably possible that certain tax examinations may be concluded and statutes of limitations will expire within the next twelve months, and that these liabilities , inclusive of potential interest and penalties, may decrease by up to approximately $68,000.  This may result in the recognition of an income tax benefit of up to $24,000 and the reversal of approximately $16,000 of deferred tax assets, and an increase to accrued income taxes of $28,000. The unrecognized tax benefits primarily relate to both the timing and the nature of the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At June 30, 2013, July 1, 2012 and December 30, 2012, these investments totaled $23,633, $19,589 and $24,091, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains (losses) of $(271) and $9 on these investments in other (income) expense, net for the quarter and six-month periods ended June 30, 2013, respectively, related to the change in fair value of such instruments. For the quarter and six-month periods ended July 1, 2012 the Company recorded net gains (losses) of $(331) and $765, respectively, on these investments in other (income) expense, net, related to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At June 30, 2013, July 1, 2012 and December 30, 2012, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Assets:
Available-for-sale securities	$23,641	8	18,244	5,389
Derivatives	16,890	-	15,900	990
Total assets	$40,531	8	34,144	6,379

Liabilities:
Derivatives	$1,235	-	1,235	-

July 1, 2012
Assets:
Available-for-sale securities	$19,871	12	19,859	-
Derivatives	33,045	-	29,719	3,326
Total assets	$52,916	12	49,578	3,326

Liabilities:
Derivatives	$765	-	765	-

December 30, 2012
Assets:
Available-for-sale securities	$24,099	8	18,986	5,105
Derivatives	4,254	-	1,741	2,513
Total assets	$28,353	8	20,727	7,618

Liabilities:
Derivatives	$3,461	-	3,461	-

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

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2013	2012
Balance at beginning of year	$7,618	3,724
Loss from change in fair value	(1,239)	(398)
Balance at end of second quarter	$6,379	3,326

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and six-month periods ended June 30, 2013 and July 1, 2012 are as follows:
	Quarter Ended
	Pension		Postretirement
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$1,508	1,081	187	184
Interest cost	4,803	5,052	345	440
Expected return on assets	(5,550)	(5,232)	-	-
Net amortization and deferrals	2,396	1,761	(65)	20
Curtailment/settlement losses	2,462	-	-	-
Net periodic benefit cost	$5,619	2,662	467	644

	Six Months Ended
	Pension		Postretirement
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$3,010	2,279	375	368
Interest cost	9,598	10,546	690	880
Expected return on assets	(11,091)	(10,903)	-	-
Net amortization and deferrals	4,788	3,669	(130)	40
Curtailment/settlement losses	5,421	-	-	-
Net periodic benefit cost	$11,726	5,591	935	1,288

During the first two quarters of fiscal 2013, the Company made cash contributions to its defined benefit pension plans of approximately $3,000 in the aggregate. The Company expects to contribute approximately $2,800 during the remainder of fiscal 2013.

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

At June 30, 2013, July 1, 2012 and December 30, 2012, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows.

	June 30, 2013		July 1, 2012		December 30, 2012
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$342,616	8,295	374,658	13,387	397,770	(2,638)
Intercompany royalty transactions	118,116	2,154	126,276	4,272	131,693	(1,168)
Sales	112,278	4,193	85,693	(2,840)	92,761	2,458
Other	25,102	(349)	18,131	19	2,420	(45)
Total	$598,112	14,293	604,758	14,838	624,644	(1,393)

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 30, 2013, July 1, 2012 and December 30, 2012 as follows:

	June 30, 2013	July 1, 2012	Dec. 30, 2012
Prepaid expenses and other current assets
Unrealized gains	$13,907	14,113	2,802
Unrealized losses	(1,540)	(4,250)	(1,073)
Net unrealized gain	12,367	9,863	1,729

Other assets
Unrealized gains	1,926	5,066	12
Unrealized losses	-	(70)	-
Net unrealized gain	1,926	4,996	12

Total asset derivatives	$14,293	14,859	1,741

Accrued liabilities
Unrealized gains	$1	3	1,466
Unrealized losses	(1)	(18)	(4,245)
Net unrealized loss	-	(15)	(2,779)

Other liabilities
Unrealized gains	-	-	20
Unrealized losses	-	(6)	(375)
Net unrealized loss	-	(6)	(355)

Total liability derivatives	$-	(21)	(3,134)

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the quarter and six-month periods ended June 30, 2013 and July 1, 2012 as follows:
	Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Statements of Operations Classification
Cost of sales	$(306)	1,675	36	2,941
Royalties	97	864	(44)	1,006
Sales	1,060	(644)	1,535	(643)
Net realized gains	$851	1,895	1,527	3,304

In addition, net losses of $67 and $68 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended June 30, 2013, respectively, and net gains of $16 and $14 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended July 1, 2012, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At June 30, 2013, July 1, 2012 and December 30, 2012 the total notional amounts of the Company's undesignated derivative instruments were $150,810, $65,109 and $189,217, respectively.

At June 30, 2013, July 1, 2012 and December 30, 2012, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	June 30, 2013	July 1, 2012	Dec. 30, 2012
Prepaid expenses and other current assets
Unrealized gains	$1,625	720	-
Unrealized losses	(18)	(522)	-
Net unrealized gain	1,607	198	-

Accrued liabilities
Unrealized gains	-	-	469
Unrealized losses	-	-	(796)
Net unrealized loss	-	-	(327)

Other liabilities
Net unrealized loss	(1,235)	(744)	-

Total unrealized gain (loss), net	$372	(546)	(327)

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company recorded net gains of $3,197 and $90 on these instruments to other (income) expense, net for the quarter and six-month periods ended June 30, 2013, respectively, and $(646) and $1,468 on these instruments to other (income) expense, net for the quarter and six-month periods ended July 1, 2012, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments see Notes 4 and 6.

(9) Consolidation Program and Restructuring Charge

In the fourth quarter of 2012 the Company announced a multi-year cost savings initiative. This initiative includes workforce reductions, facility consolidations, process improvements and other cost savings. Through June 30, 2013, the Company has incurred pre-tax restructuring charges of $67,433. Of these charges, $36,045 was recorded during the fourth quarter of 2012 and $31,388 was recorded during the first half of 2013, of which $28,926 and $2,462 were recorded in the first and second quarters of 2013, respectively.

During the fourth quarter of 2012, charges included severance costs of $34,888 related to the planned reduction of approximately 560 employees and $1,157 of facility costs related to the commencement of this program. Charges for the first half of 2013 totaled $31,388 and were comprised of $24,238 in severance costs, $5,421 in non-cash pension charges, and $1,729 in costs associated with exiting a contractual obligation.  Severance costs recognized during the first half of 2013 primarily related to a voluntary retirement program for certain eligible employees in the United States. Non-cash pension charges included $2,959 which resulted from a curtailment charge related to the Company's U.S. pension plans during the first quarter of 2013 and $2,462 of partial settlement charges as a result of the amount of lump sum pension distributions to date during 2013, primarily related to restructuring activities. Costs associated with exiting a contractual obligation were paid during the quarter ended March 31, 2013. The total 2013 charge of $31,388 was recorded in the consolidated statements of operations as follows:  $8,493 – cost of sales; $3,515 – product development; and $19,380 – selling, distribution and administration.

The following is a summary of the severance and other personnel charges related to the Company's cost savings initiative included in accrued liabilities as of June 30, 2013:

Balance at December 30, 2012	$34,888
2013 Charges	24,238
Payments	(16,145)
Balance at June 30, 2013	$42,981

The six months ended July 1, 2012 also included severance charges of $11,130 associated with certain business functions.  These charges were recognized in the consolidated statement of operations as follows: $2,764 – cost of sales; $2,479 – product development; and $5,887 – selling, distribution and administration.

See Note 11 for information by segment.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
(10) Contingencies

The Company is currently involved in a dispute with an inventor related to contractual interpretation of products subject to license agreements between the inventor and the Company, and payment of royalties. The inventor is claiming damages for all claims and products in excess of $90,000. Certain of the claims in this matter are currently being adjudicated in binding arbitration and other matters are subject to a complaint filed in February 2013 in the Northern District of Georgia. The Company is disputing the inventor's contractual interpretation and claims, believes it has meritorious defenses, and intends to vigorously defend its position. The Company currently cannot estimate a possible loss or range of loss.

The Company is party to certain other legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

(11) Segment Reporting

Hasbro is a worldwide leader in children's and family leisure time products and services with a broad portfolio of brands and entertainment properties across toys, games and licensed products ranging from traditional to high-tech and digital. The Company's segments are (i) U.S. and Canada; (ii) International; (iii) Entertainment and Licensing; and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, DVD-based games and trading card and role-playing games within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital gaming, movie, television and online entertainment operations. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company's U.S. and Canada and International segments.

Segment performance is measured at the operating profit level. Included in Corporate and Eliminations are certain corporate expenses, certain restructuring charges, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global product development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and Eliminations. The accounting policies of the segments are the same as those referenced in Note 1.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and six-month periods ended June 30, 2013 and July 1, 2012 are as follows.

	Quarter Ended
	June 30, 2013		July 1, 2012
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$389,243	1,065	406,588	1,294
International	340,176	26	360,493	26
Entertainment and Licensing	35,336	3,301	43,216	1,513
Global Operations (a)	1,587	291,699	1,170	298,500
Corporate and Eliminations	-	(296,091)	-	(301,333)
	$766,342	-	811,467	-

	Six Months Ended
	June 30, 2013		July 1, 2012
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$731,302	2,094	735,573	2,262
International	629,989	225	650,222	175
Entertainment and Licensing	66,110	5,522	72,552	2,830
Global Operations (a)	2,635	505,985	1,970	556,199
Corporate and Eliminations	-	(513,826)	-	(561,466)
	$1,430,036	-	1,460,317	-

	Quarter Ended		Six Months Ended
Operating profit (loss)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
U.S. and Canada	$59,004	60,928	96,747	75,339
International	14,793	29,851	10,288	24,767
Entertainment and Licensing	3,712	8,192	8,997	15,930
Global Operations (a)	(4,357)	(8,983)	(13,940)	(21,716)
Corporate and Eliminations (b)	936	(3,706)	(17,377)	7,688
	$74,088	86,282	84,715	102,008

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Total assets	June 30, 2013	July 1, 2012	Dec. 30, 2012
U.S. and Canada	$6,220,141	5,476,742	6,041,893
International	1,915,951	1,845,126	2,176,021
Entertainment and Licensing	1,206,380	1,090,416	1,164,715
Global Operations	2,626,250	2,188,285	2,493,976
Corporate and Eliminations (b)	(7,790,423)	(6,585,848)	(7,551,218)
	$4,178,299	4,014,721	4,325,387

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Restructuring charges for the quarter and six-month periods ended June 30, 2013 and July 1, 2012 were included by segment as follows:

	Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
U.S. and Canada	$-	-	-	2,444
International	-	-	-	1,628
Entertainment and Licensing	-	-	1,729	555
Global Operations	-	-	-	4,307
Corporate and Eliminations	2,462	-	29,659	2,196
Total Charges	$2,462	-	31,388	11,130

The following table represents consolidated International segment net revenues by major geographic region for the quarter and six-month periods ended June 30, 2013 and July 1, 2012.

	Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Europe	$185,860	198,153	378,449	406,266
Latin America	82,816	82,779	128,529	121,748
Asia Pacific	71,500	79,561	123,011	122,208
Net revenues	$340,176	360,493	629,989	650,222

The following table presents consolidated net revenues by class of principal products for the quarter and six-month periods ended June 30, 2013 and July 1, 2012. The Company has reclassified $1,012 and $2,012 of net revenues for the quarter and six-month periods ended July 1, 2012 previously reported in the Other category to the Games category.

	Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Boys	$253,684	389,062	496,480	691,821
Games	255,409	214,842	486,324	397,758
Girls	149,419	104,191	264,193	197,427
Preschool	107,830	103,372	183,039	173,311
Net revenues	$766,342	811,467	1,430,036	1,460,317

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(12) Subsequent Events

On July 8, 2013, the Company acquired a majority interest in Backflip Studios, LLC ("Backflip"), a mobile game developer based in Boulder, Colorado. The Company paid cash of $112,000 to acquire a 70% interest in Backflip, and will be required to purchase the remaining 30% in the future contingent upon if Backflip achieves certain predetermined financial performance metrics. The Company will account for this investment using the acquisition method and will consolidate the financial statements of Backflip commencing as of the acquisition date and report the 30% minority share as a non-controlling interest.

On July 22, 2013 the Company announced that it had entered into amended agreements related to its MARVEL and STAR WARS licenses with The Walt Disney Company ("Disney"). The term of the MARVEL agreement was extended through 2020 and the amendment requires an additional $80,000 of guaranteed royalties, contingent on the quantity and type of theatrical movie releases. In anticipation of Disney's release of the next three STAR WARS sequel motion pictures, as well as other anticipated entertainment, the amended agreement for STAR WARS provides for guaranteed payments of $225,000, of which $75,000 is expected to be paid during the third quarter of 2013.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
 (Thousands of Dollars and Shares Except Per Share Data)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities, plans and strategies, financial goals, cost savings and efficiency enhancing initiatives and expectations for achieving the Company's financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 30, 2012, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

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

The Company earns revenues and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products including digital media and games and lifestyle products, offered by third parties. The Company's brand architecture includes franchise brands, challenger brands, gaming mega brands, key licensed brands and new brands. The Company's franchise and challenger brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. Franchise brands are the Company's most significant owned or controlled brands which have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not achieved franchise brand status yet, but have the potential to do so with investment and time. These franchise brands include LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, while challenger brands include BABY ALIVE, FURREAL FRIENDS, KRE-O and PLAYSKOOL. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

These brands may also be further extended by pairing a licensed concept with an owned or controlled brand. By focusing on these brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first six months of 2013, the Company had strong revenues from many owned or controlled brands, including MAGIC: THE GATHERING, NERF, TRANSFORMERS, PLAY-DOH, FURBY and MY LITTLE PONY.

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

While the Company believes it has built a more sustainable revenue base by developing and maintaining its owned or controlled brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company's primary licenses include agreements with Marvel Characters B.V. ("Marvel") for characters in the Marvel Universe, including SPIDER-MAN and the AVENGERS; Lucas Licensing Ltd. ("Lucas"), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. Both Marvel and Lucas are owned by The Walt Disney Company ("Disney"). In July 2013, the Company and Disney announced amendments to both the Marvel and Lucas license agreements, which extend the term of the license for Marvel through 2020 and provide additional guaranteed royalty payments with respect to both MARVEL and STAR WARS products in anticipation of expected future motion pictures and other related entertainment from Disney through 2020. Sales of MARVEL products can vary based on the number and quality of theatrical releases in any given year. During 2013 the Company's offerings include products related to several MARVEL properties backed by entertainment, including products based on theatrical motion picture release of IRON MAN 3 in May 2013 and expected release of THOR: THE DARK WORLD in November 2013. During 2012, the Company's offerings included products related to two theatrical motion picture releases based on MARVEL properties, THE AVENGERS and THE AMAZING SPIDER-MAN. Sales of STAR WARS products benefited during the first quarter of 2012 from the release of STAR WARS: EPISODE I – THE PHANTOM MENANCE in 3D in February 2012. The Company also continued to benefit from sales of BEYBLADE products which continued to provide a high level of sales in 2012 and, to a lesser extent, the first six months of 2013. In addition to offering products based on licensed entertainment properties, the Company offers products which are licensed from outside inventors.

The Company seeks to build all-encompassing brand experiences and drive product-related revenues by increasing the visibility of its owned or controlled brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had a number of motion pictures based on its brands released by major motion picture studios, including three motion pictures based on its TRANSFORMERS brand, two motion pictures based on its G.I. JOE brand, including G.I. JOE: RETALIATION released in March 2013, and a major motion picture based on its gaming mega brand, BATTLESHIP. The Company has motion picture projects based on other brands in development for potential release in future years.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has a wholly-owned production studio, Hasbro Studios, which is responsible for the creation and development of television programming based primarily on Hasbro's brands. This programming is currently aired in markets around the world.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company is also a 50% partner in a joint venture with Discovery Communications, Inc. ("Discovery") which runs The Hub Network, a cable television network in the United States dedicated to high-quality children's and family entertainment and educational programming. Programming on The Hub Network includes content based on Hasbro's brands, Discovery's library of children's educational programming, as well as programming developed by third parties. Hasbro Studios programming is distributed in the United States to The Hub Network, other leading children's networks internationally and on various digital platforms, such as Netflix and iTunes. The Company's television initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in many forms or formats.

The Company's strategic blueprint and brand architecture also focus on extending its brands further into digital media and gaming, including through the licensing of the Company's properties to a number of partners who develop and offer digital games based on those brands. An example of these digital gaming relationships is the Company's agreement with Electronic Arts Inc. ("EA") under which EA will develop eight of Hasbro's best-selling gaming brands for mobile platforms globally. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand, as well as agreements with other third party digital gaming companies such as DeNA and GameLoft.

Furthermore, on July 8, 2013, the Company acquired a 70% majority stake in Backflip Studios, LLC ("Backflip"), a mobile game developer based in Boulder, Colorado. Backflip's product offerings include games for mobile devices including DRAGONVALE, NINJUMP and PAPER TOSS. The Company expects that the acquisition of Backflip will allow it to continue extending its own brands through mobile digital gaming while developing new intellectual properties and leveraging Backflip's existing brands.

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

During the fourth quarter of 2012 the Company announced a multi-year cost savings initiative plan in which it targets annual cost reduction of $100,000 by 2015. This plan included an approximate 10% workforce reduction, facility consolidations and process improvements which reduce redundancy and increase efficiencies. Other cost savings initiatives include focus on fewer, larger global brands and a reduction in the number of SKUs. During the first half of 2013, the Company incurred expenses of $31,388 related to this plan in addition to charges of $36,045 recognized during the fourth quarter of 2012. The Company expects it may incur additional restructuring charges of up to $6,000 during 2013 prior to potential pension charges. During the second quarter of 2013, the Company incurred partial pension settlement charges of $2,462 related to these restructuring activities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

Additional pension charges will result based on lump sum distribution made from the Company's U.S. defined benefit pension plan to plan participants during the remainder of 2013. For the full year 2013, the Company estimates gross cost savings from these actions of $45,000 to $48,000 and net savings, excluding restructuring costs, of $13,000 to $15,000, prior to pension charges.

The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2012, 2011and 2010, the second half of the year accounted for 64%, 63% and 65% of the Company's net revenues, respectively.

The Company sells its products both within the United States and in a number of international markets. In recent years, the Company's international net revenues have experienced growth as the Company has sought to increase its international presence. Net revenues of the Company's International segment represented 44%, 43% and 39% of total net revenues in 2012, 2011 and 2010, respectively. One of the ways the Company has driven international growth is by opportunistically opening offices in certain markets to develop a greater presence. Since 2006, the Company has opened operations in seven new markets around the world; namely China, Brazil, Russia, Korea, Czech Republic, Peru and Colombia. These represent emerging markets where the Company believes that it can achieve higher revenue growth rates than it could achieve in more mature markets. Net revenues in emerging markets increased by 16% in 2012 compared to 2011 and represented more than 10% of consolidated net revenues in 2012.

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

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2011, the Company's Board of Directors (the "Board") adopted six successive share repurchase authorizations with a cumulative authorized repurchase amount of $2,825,000. The sixth authorization was approved in May 2011 for $500,000. At June 30, 2013, the Company had $71,777 remaining on this authorization. For the quarter and six-month periods ended June 30, 2013, the Company invested $35,354 and $55,531, respectively, to repurchase approximately 771 and 1,291 shares of common stock in the open market, respectively. During the three years ended 2012, the Company spent $1,159,730 to repurchase 28,918 shares in the open market. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time. The Company intends, at its discretion to, opportunistically repurchase shares in the future subject to market conditions, the Company's other potential uses of cash and the Company's levels of cash generation. In addition to the share repurchase program, the Company also seeks to return cash to its shareholders through the payment of quarterly dividends. In February 2013 the Board increased the Company's quarterly dividend rate, effective for the dividend paid in May 2013, to $0.40 per share, an 11% increase from the prior quarterly dividend rate of $0.36 per share. This was the ninth dividend increase in the previous 10 years. During that ten-year period, the Company has increased its quarterly cash dividend from $0.03 to $0.40 per share.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and six months ended June 30, 2013 and July 1, 2012.

	Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	39.2	38.5	39.7	39.0
Royalties	6.6	8.7	7.0	8.4
Product development	6.2	6.2	6.6	6.5
Advertising	9.6	9.8	9.9	9.9
Amortization of intangibles	1.6	1.4	1.7	1.5
Program production cost amortization	1.3	1.2	1.1	0.9
Selling, distribution and administration	25.8	23.6	28.1	26.8
Operating profit	9.7	10.6	5.9	7.0
Interest expense	2.9	2.7	3.2	3.1
Interest income	(0.2)	(0.2)	(0.2)	(0.3)
Other (income) expense, net	0.3	0.7	0.5	0.4
Earnings before income taxes	6.7	7.4	2.4	3.8
Income tax expense	1.9	2.0	0.3	1.0
Net earnings	4.8%	5.4%	2.1%	2.8%

RESULTS OF OPERATIONS

The quarters ended June 30, 2013 and July 1, 2012 were each 13-week periods. The six-month period ended June 30, 2013 was a 26-week period whereas the six-month period ended July 1, 2012 was a 27-week period. Net earnings for the quarter and six-month periods ended June 30, 2013 were $36,480 and $29,809, respectively, compared to $43,427 and $40,848 for the respective periods of 2012. Diluted earnings per share were $0.28 and $0.23 for the quarter and six-month periods ended June 30, 2013, respectively, compared to diluted earnings per share of $0.33 and $0.31 for the respective periods in 2012. Net earnings for the quarter and six-month periods ended June 30, 2013 includes restructuring charges, net of tax, of $1,790, or $0.01 per share, and $20,567, or $0.16 per share, respectively, related to the multi-year cost savings initiative announced during the fourth quarter of 2012. Net earnings for the six months ended July 1, 2012 includes severance costs, net of tax, of $7,675, or $0.06 per share, related to a restructuring of certain business units and functions.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

Consolidated net revenues for the quarter ended June 30, 2013 decreased 6% to $766,342 compared to $811,467 for the quarter ended July 1, 2012. For the six months ended June 30, 2013, consolidated net revenues decreased 2% to $1,430,036 from $1,460,317 for the six months ended July 1, 2012. Consolidated net revenues were positively impacted by foreign currency translation of approximately $1,000 for the quarter ended June 30, 2013 and negatively impacted by foreign currency translation of approximately $2,400 for the six months ended June 30, 2013. The following table presents net revenues by product category for the quarter and six-month periods ended June 30, 2013 and July 1, 2012.

	Quarter Ended			Six Months Ended
	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Boys	$253,684	389,062	-35%	496,480	691,821	-28%
Games	255,409	214,842	19%	486,324	397,758	22%
Girls	149,419	104,191	43%	264,193	197,427	34%
Preschool	107,830	103,372	4%	183,039	173,311	6%
Net revenues	$766,342	811,467		1,430,036	1,460,317

For the quarter and six-month periods ended June 30, 2013, decreased net revenues in the boys category were partially offset by increased net revenues in the girls, games and preschool categories.

BOYS: Net revenues in the boys category decreased in the second quarter and first six months of 2013, driven by lower net revenues from MARVEL, BEYBLADE and STAR WARS products. The quarter and six-month periods ended July 1, 2012 benefited from significant shipments of MARVEL products related to two theatrical releases, THE AVENGERS in May 2012 and THE AMAZING SPIDER-MAN in July 2012, whereas the quarter and six-month periods ended June 30, 2013 only benefited from shipments of MARVEL products related to one theatrical release, IRON MAN 3 in May 2013. The timing of these movie releases resulted in difficult quarter-over-quarter and year-over-year comparisons of net revenues for the boys category. Furthermore, sales of STAR WARS products during the first six months of 2012 benefited from the re-release of STAR WARS: EPISODE I – THE PHANTOM MENACE in 3D in February 2012 for which there was not a comparable release in 2013.

GAMES: Net revenues in the games category increased 19% and 22% in the second quarter and first six months of 2013, respectively. These increases were primarily driven by higher revenue from MAGIC: THE GATHERING, TWISTER, including TWISTER RAVE, MONOPOLY, and JENGA, including sales of products co-branded under ANGRY BIRDS STAR WARS. Sales in the six-month period ended June 30, 2013 were positively impacted by higher sales of boys action gaming products, including TRANSFORMERS BOT SHOTS and ANGRY BIRDS STAR WARS products. To a lesser extent, several other games brands contributed to growth in the category for the quarter and six-month periods ended June 30, 2013, including ELEFUN & FRIENDS, DUEL MASTER, CANDYLAND and BOP-IT.

GIRLS: Net revenues in the girls category increased 43% and 34% for the quarter and six-month periods ended June 30, 2013, respectively, primarily related to net revenues from FURBY and MY LITTLE PONY products. FURBY products were a new initiative introduced to English speaking markets during the second half of 2012 and globally in the first half of 2013. Net revenues from MY LITTLE PONY products, which are supported by the successful television program, MY LITTLE PONY: FRIENDSHIP IS MAGIC, also contributed to higher net revenues in the girls category.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

Net revenues from ONEDIRECTION and CARE BEARS products also contributed to growth in the quarter and six-month periods. Both brands are supported by entertainment. These higher net revenues were partially offset by declines in net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products.

PRESCHOOL: The preschool category grew 4% and 6% for the quarter and six-month periods ended June 30, 2013. Increased revenues from the PLAY-DOH, PLAYSKOOL HEROES, which includes MARVEL products and TRANSFOMERS RESCUE BOTS, and SESAME STREET lines, were partially offset by lower net revenues from TONKA and other PLAYSKOOL products.

Operating profit for the quarter ended June 30, 2013 was $74,088, or 9.7% of net revenues, compared to $86,282, or 10.6% of net revenues, for the quarter ended July 1, 2012. Operating profit for the quarter ended June 30, 2013 included partial pension settlement charges related to restructuring activities of $2,462. Excluding these charges, operating profit totaled $76,550, or 10.0% of net revenues. The decrease in operating profit, absent restructuring charges, in the second quarter of 2013 compared to the second quarter of 2012 is primarily driven by the lower net revenues discussed above as well as higher selling, distribution and administration expenses.

Operating profit for the six-month period ended June 30, 2013 was $84,715, or 5.9% of net revenues, compared to an operating profit of $102,008, or 7.0% of net revenues, for the comparable six-month period in 2012. Operating profit for the six-month periods ended June 30, 2013 and July 1, 2012 included restructuring charges of $31,388 and $11,130, respectively. Excluding restructuring charges, operating profit totaled $116,103, or 8.1% of net revenues, for the six months of 2013 compared to $113,138, or 7.7% of net revenues, for the six months of 2012. The increase in operating profit, absent restructuring charges, in 2013 compared to 2012 primarily relates to lower expense levels. Certain fixed expenses were higher in 2012 due to the extra week of certain expenses in the first six months of 2012 compared to 2013. Foreign currency translation did not have a material impact on operating profit for the quarter and six-month periods ended June 30, 2013.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarter and six-month periods ended June 30, 2013 and July 1, 2012.

	Quarter Ended			Six Months Ended
	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Net Revenues
U.S. and Canada segment	$389,243	406,588	-4%	731,302	735,573	-1%
International segment	340,176	360,493	-6%	629,989	650,222	-3%
Entertainment and Licensing segment	35,336	43,216	-18%	66,110	72,552	-9%

Operating Profit
U.S. and Canada segment	$59,004	60,928	-3%	96,747	75,339	28%
International segment	14,793	29,851	-50%	10,288	24,767	-58%
Entertainment and Licensing segment	3,712	8,192	-55%	8,997	15,930	-44%

U.S. AND CANADA SEGMENT
The U.S. and Canada segment net revenues for the quarter ended June 30, 2013 decreased 4% to $389,243 from $406,588 for the quarter ended July 1, 2012. Net revenues for the six-month period ended June 30, 2013 were $731,302 compared to $735,573 for the six months ended July 1, 2012. The impact of currency translation was not material for the quarter and six-month periods ended June 30, 2013. For both the quarter and six-month periods, growth in the girls, games and preschool categories were more than offset by declines in the boys category.

In the boys category, lower sales of MARVEL, BEYBLADE and STAR WARS products for the quarter and six-month periods were slightly offset by higher net revenues from NERF and TRANSFORMERS products.  In the six months ended June 30, 2013, net revenues of G.I. JOE products benefited from the release of G.I. JOE: RETALIATION in March 2013.

In the games category, higher net revenues from several game brands, including MAGIC: THE GATHERING, TWISTER, JENGA, ELEFUN & FRIENDS, MONOPOLY, CANDYLAND, and DUEL MASTER, contributed to the category's growth in the second quarter and first six months of 2013 compared to 2012.

In the girls category, higher net revenues from FURBY, MY LITTLE PONY and, to a lesser extent, CARE BEARS products in the quarter and six-month periods were partially offset by lower net revenues from LITTLEST PET SHOP products.  Net revenues from FURREAL FRIENDS products were flat in the second quarter of 2013, but grew, along with net revenues from ONE DIRECTION products, for the six months ended June 30, 2013.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

In the preschool category, higher net revenues from PLAY-DOH, PLAYSKOOL HEROES and SESAME STREET products were partially offset by decreased net revenues from TONKA and, to a lesser extent, other PLAYSKOOL products.

U.S. and Canada segment operating profit decreased in dollars but increased as a percent of net revenues to $59,004, or 15.2% of net revenues, for the quarter ended June 30, 2013 compared to $60,928, or 15.0% of net revenues, for the quarter ended July 1, 2012. For the quarter ended June 30, 2013, operating profit was negatively impacted by the lower net revenues discussed above, and higher selling, distribution and administration costs partially offset by lower advertising expense. Operating profit margin improved as a result of favorable product mix, primarily continued growth in net revenues from MAGIC: THE GATHERING products.

For the six months ended June 30, 2013, operating profit increased to $96,747, or 13.2% of net revenues, from $75,339, or 10.2% of net revenues, for the six-month period ended July 1, 2012. Operating profit for the first half of 2012 includes restructuring charges of $2,444. Excluding restructuring charges, operating profit for this period totaled $77,783, or 10.6% of net revenues. The increases in operating profit and operating profit margin for the six months ended June 30, 2013 were due to the favorable product mix discussed above as well as lower advertising expenses.

INTERNATIONAL SEGMENT
International segment net revenues were $340,176 for the quarter ended June 30, 2013 compared to $360,493 for the quarter ended July 1, 2012. Net revenues for the six months ended June 30, 2013 were $629,989 compared to $650,222 for the six months ended July 1, 2012. International segment net revenues for the second quarter of 2013 were positively impacted by currency translation of approximately $1,200 whereas the first half of 2013 were negatively impacted by currency translation of approximately $(1,800) as a result of the fluctuating strength of the U.S. dollar during 2013 compared to 2012. The following table presents net revenues by geographic region for the Company's International segment for the quarter and six-month periods ended June 30, 2013 and July 1, 2012.

	Quarter Ended			Six Months Ended
	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Europe	$185,860	198,153	-6%	378,449	406,266	-7%
Latin America	82,816	82,779	0%	128,529	121,748	6%
Asia Pacific	71,500	79,561	-10%	123,011	122,208	1%
Net revenues	$340,176	360,493		629,989	650,222

Net revenues in emerging markets, which includes but is not limited to Russia, Brazil, China and Korea, increased 24% in the second quarter of 2013 and 28% for the six months of 2013 compared to the comparable periods in 2012 while many of the developed economies have experienced a challenging economic environment during the first half of 2013 compared to 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)

By product category and for both the quarter and six-month periods ended June 30, 2013, growth in the girls, games and preschool categories were more than offset by declines in the boys category. In the boys category, lower sales of BEYBLADE, MARVEL and STAR WARS products and, to a lesser extent, lower net revenues from KRE-O products, contributed to the category's decline for the quarter and six months ended June 30, 2013 compared to 2012. The games category experienced growth across several brands, including, but not limited to, MAGIC: THE GATHERING, action battling games, including STAR WARS and TRANSFOMERS, as well as JENGA and TWISTER. Growth in the girls category for both the quarter and the six-month periods was driven by net revenues from FURBY products, which were introduced to English-speaking markets in the second half of 2012 and certain non-English speaking markets during the first half of 2013, as well as higher net revenues from MY LITTLE PONY products. These increases were partially offset by decreased net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products. Higher net revenues from PLAY-DOH products contributed to growth in the preschool category for both the quarter and six-month periods ended June 30, 2013.  These higher net revenues were partially offset by lower net revenues from SESAME STREET and PLAYSKOOL products.

International segment operating profit decreased to $14,793, or 4.3% of net revenues, for the quarter ended June 30, 2013 from $29,851, or 8.3% of net revenues, for the quarter ended July 1, 2012. Operating profit and operating profit margin in the second quarter of 2013 was negatively impacted by the decline in net revenues discussed above and higher selling, distribution and administration expenses. These were partially offset by reduced advertising expenses in the second quarter of 2013. For the six months ended June 30, 2013, operating profit decreased to $10,288, or 1.6% of net revenues, from $24,767, or 3.8% of net revenues, for the six months ended July 1, 2012. Operating profit for the six months ended July 1, 2012 includes restructuring charges of $1,628. Absent these restructuring charges, operating profit and operating profit margin decreased as a result of the lower net revenues discussed above and higher selling, distribution and administration expense. Foreign currency translation did not have a material impact on International segment operating profit for the quarter and six-month periods ended June 30, 2013.

ENTERTAINMENT AND LICENSING SEGMENT
Entertainment and Licensing segment net revenues for the quarter ended June 30, 2013 decreased to $35,336 from $43,216 for the quarter ended July 1, 2012. Lower net revenues were primarily the result of lower television programming distribution sales, as the second quarter of 2012 included higher revenues from a multi-year digital distribution agreement. Net revenues for the six months ended June 30, 2013 were $66,110 compared to $72,552 for the six months ended July 1, 2012. In addition to lower net revenue from television programming distribution, licensing revenues were down primarily due to higher revenues in 2012 from licensing programs related to the 2011 theatrical release TRANSFORMERS: DARK OF THE MOON.

Entertainment and Licensing segment operating profit decreased to $3,712 for the quarter ended June 30, 2013 compared to $8,192 for the quarter ended July 1, 2012. For the six months ended June 30, 2013, operating profit decreased to $8,997 from $15,930 for the six months ended July 1, 2012. Operating profit for the first six months of 2013 and 2012 include restructuring charges of $1,729 and $555, respectively. Operating profit decreased primarily due to the impact of lower net revenues during the second quarter and first six months of 2013 compared to 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

COSTS AND EXPENSES

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarter and six-month periods ended June 30, 2013 and July 1, 2012.

	Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of sales	39.2%	38.5%	39.7%	39.0%
Royalties	6.6	8.7	7.0	8.4
Product development	6.2	6.2	6.6	6.5
Advertising	9.6	9.8	9.9	9.9
Amortization of intangibles	1.6	1.4	1.7	1.5
Program production cost amortization	1.3	1.2	1.1	0.9
Selling, distribution and administration	25.8	23.6	28.1	26.8

Operating expenses for the quarter and six months ended June 30, 2013 and the six months ended July 1, 2012 each include costs resulting from restructuring activities. During the fourth quarter of 2012, the Company announced a multi-year cost savings initiative aimed at reducing annual operating costs by a target amount of $100,000 by 2015. This initiative includes an approximate 10% workforce reduction, facility consolidations and process improvements.  During the second quarter of 2013, the Company recognized $2,462 of partial pension settlement charges related to the Company's defined benefit pension plan as a result of the amount of lump sum distributions due to the workforce reduction and voluntary retirement program established during the first quarter of 2013. For the six month period ended June 30, 2013, the Company recognized total charges of $31,388, primarily related to the voluntary retirement program. During the six months ended July 1, 2012, the Company incurred employee severance charges of $11,130 associated with measures to right size certain businesses and functions.

These expenses were included in the consolidated statement of operations as follows:

	Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of sales	$-	-	8,493	2,764
Product development	-	-	3,515	2,479
Selling, distribution and administration	2,462	-	19,380	5,887
Total	$2,462	-	31,388	11,130

Cost of sales decreased in dollars but increased as a percent of net revenues to $300,570, or 39.2% of net revenues, for the quarter ended June 30, 2013 from $311,984, or 38.5% of net revenues, for the quarter ended July 1, 2012. For the six months ended June 30, 2013, cost of sales were $568,142, or 39.7% of net revenues, compared to $569,020, or 39.0% of net revenues, for the six months ended July 1, 2012. Absent the restructuring charges above, cost of sales as a percentage of net revenues were 39.1% and 38.8% for the first six months of 2013 and 2012, respectively.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

While the decrease in cost of sales for the quarter and six months primarily reflects decreased net revenues compared to 2012, the increase as a percentage of revenues, absent restructuring charges, is due to the mix of products sold, primarily due to the royalty-bearing products in 2013 compared to 2012. Royalty-bearing products generally carry higher pricing and, therefore, have lower cost of sales as a percent of net revenues. Increased costs of sales as a percentage of net revenues is primarily due to lower sales of royalty-bearing products, partially offset by the favorable impact of products such as those branded under MAGIC: THE GATHERING.

Royalty expense for the quarter ended June 30, 2013 decreased to $50,229, or 6.6% of net revenues, from $70,893, or 8.7% of net revenues, for the quarter ended July 1, 2012. Royalty expense for the six months ended June 30, 2013 decreased to $99,621, or 7.0% of net revenues, from $123,327, or 8.4% of net revenues. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. During the second quarter and first half of 2013, the Company experienced lower sales of MARVEL, BEYBLADE and, to a lesser extent, STAR WARS products. In 2012, sales of MARVEL products benefited from the theatrical release of THE AVENGERS in May 2012 and THE AMAZING SPIDER-MAN in July 2012. In addition, sales of STAR WARS products during the first half of 2012 benefited from the theatrical re-release of STAR WARS: EPISODE I – THE PHANTOM MENACE in 3D during February 2012. In 2013, sales related to MAVEL's theatrical release of IRON MAN 3 were not as significant as those in the prior year, which included THE AVENGERS and SPIDER-MAN products.

Product development expense for the quarter ended June 30, 2013 decreased to $47,904 from $50,113 for the quarter ended July 1, 2012; however, were consistent as a percentage of net revenues at 6.2% in both periods. Product development expense for the six months ended June 30, 2013 was flat at $95,089, or 6.6% of net revenues, compared to $95,039, or 6.5% of net revenues, for the six months ended July 1, 2012 and includes restructuring charges of $3,515 and $2,479, respectively. Absent the impact of these restructuring charges, product development expense decreased slightly in dollars and remained consistent as a percentage of net revenues in 2013 compared to 2012.

Advertising expense for the quarter ended June 30, 2013 decreased to $73,657, or 9.6% of net revenues, from $79,297, or 9.8% of net revenues, for the quarter ended July 1, 2012. Advertising expense for the six months ended June 30, 2013 decreased to $140,791, or 9.9% of net revenues, from $144,342, or 9.9% of net revenues. The decrease in advertising expense in dollars for both the quarter and six months reflects the lower net revenues in the second quarter and first six months of 2013 compared to 2012.

Amortization of intangibles increased to $12,037, or 1.6% of net revenues, in the second quarter of 2013 from $11,501, or 1.4% of net revenues, in the second quarter of 2012. Amortization of intangibles increased to $23,453, or 1.7% of net revenues for the six months ended June 30, 2013 from $22,156, or 1.5% of net revenues, for the six months ended July 1, 2012. Increased amortization in 2013 compared to 2012 was the result of higher expense related to certain intangibles that are amortized based on actual and projected revenues.

Program production cost amortization was flat in the second quarter of 2013 at $10,309, or 1.3% of net revenues, compared to $10,018, or 1.2% of net revenues, in the second quarter of 2012. Program product cost amortization for the six months ended June 30, 2013 increased to $16,032, or 1.1% of net revenues, from $13,156, or 0.9% of net revenues for the six months ended July 1, 2012. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The increase reflects the higher number of television programs produced and distributed in 2013 compared to 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

For the quarter ended June 30, 2013, the Company's selling, distribution and administration expenses increased to $197,548, or 25.8% of net revenues, from $191,379, or 23.6% of net revenues, for the quarter ended July 1, 2012. Selling, distribution and administration expenses for the second quarter of 2013 include partial pension settlement charges related to restructuring activities of $2,462. Absent the impact of these charges, selling, distribution and administration expenses were 25.5% of net revenues for the quarter ended June 30, 2013. The increase in the second quarter was due to several items, including higher depreciation expense associated with systems and new facilities, compensation, and other administrative expenses. Selling, distribution and administration expense for the first six months of 2013 increased to $402,193, or 28.1% of net revenues, from $391,269, or 26.8% of net revenues, for the comparable period in 2012. Selling, distribution and administration expenses for the first six months of 2013 and 2012 include restructuring charges of $19,380 and $5,887, respectively. Absent the impact of restructuring charges, selling, distribution and administration expense decreased to $382,813, or 26.7% of net revenues, for the six months ended June 30, 2013, compared to $385,382, or 26.4% of net revenues, for the six months ended July 1, 2012. Selling, distribution and administration expense in 2012 included an extra week of expenses as compared to 2013.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the quarter and six months ended June 30, 2013 was $22,225 and $45,204, respectively, compared to $22,413 and $45,525 for the comparable periods of 2012. The impact of lower average short-term borrowings in 2013 compared to 2012 as well as an extra week of expense in the first quarter of 2012 compared to 2013 was largely offset by higher amortization of deferred debt expense associated with the Company's revolving credit agreement.

Interest income for the quarter ended June 30, 2013 was $1,432 compared to $1,689 for the quarter ended July 1, 2012. Interest income for the six months ended June 30, 2013 was $2,913 compared to $4,164 in 2012. A lower effective interest rate resulted in decreased interest income for the quarter and six-month periods.

Other (income) expense, net, was $2,219 for the second quarter of 2013 compared to $5,899 for the second quarter of 2012. Other (income) expense, net for the six months ended June 30, 2013 was $7,841 compared to $5,854 for the six months ended July 1, 2012. Other (income) expense, net in the quarter and six month periods includes the Company's 50% share in the losses (earnings) of The Hub Network. During the second quarter of 2013, the Company recognized gains of $(131) related to The Hub Network compared to losses of $2,408 in the comparable period of 2012. During the first six months of 2013, the Company recognized losses of $933 compared to losses of $4,194 during the first six months of 2012. This was partially offset by higher foreign exchange losses in the quarter and six months ended June 30, 2013.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

INCOME TAXES

Income taxes totaled $14,596 on pre-tax earnings of $51,076 in the second quarter of 2013 compared to income taxes of $16,232 on pre-tax earnings of $59,659 in the second quarter of 2012.  For the six month period, income taxes totaled $4,774 on pre-tax earnings of $34,583 in 2013 compared to income taxes of $13,945 on pre-tax earnings of $54,793 in 2012.  Both periods, as well as the full year 2012, are impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first six months of 2013, favorable discrete tax adjustments were a net benefit of $4,667 compared to a net benefit of $739 for the first six months of 2012. The favorable discrete tax adjustment for the first six months of 2013 includes a decrease in liabilities for uncertain tax positions due to the resolution of the related matter. Absent these items, the adjusted tax rate for the first six months of 2013 and 2012 were 27.4% and 26.8%, respectively. The adjusted rate of 27.4% for the six months ended June 30, 2013 is comparable to the full year 2012 adjusted rate of 27.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2012 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and commercial paper program.

During the first half of 2013, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, sales of commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2013. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

As of June 30, 2013 the Company's cash and cash equivalents totaled $1,022,345, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as the majority of such earnings are indefinitely reinvested by the Company. Such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of June 30, 2013 is denominated in the U.S. dollar.

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

Net cash provided by operating activities for the first six months of 2013 was $298,136 compared to $200,781 in the first six months of 2012, and $632,151 during the trailing twelve-month period ended June 30, 2013 compared to $467,995 during the trailing twelve-month period ended July 1, 2012. Operating cash flows for the first six months of 2013 include a $30,000 royalty advance payment related to MARVEL products. Accounts receivable decreased 2% to $640,503 at June 30, 2013 from $651,410 at July 1, 2012. The accounts receivable balance at June 30, 2013 includes a decrease of approximately $4,400 as a result of a stronger U.S. dollar at June 30, 2013 as compared to July 1, 2012. Absent the impact of foreign currency translation, the decrease in accounts receivable are the result of lower net revenues for the quarter ended June 30, 2013 compared to the quarter ended July 1, 2012 and lower collections. Days sales outstanding increased to 75 days at June 30, 2013 from 72 days at July 1, 2012 primarily due to growth in certain markets which have longer payment terms and, to a lesser extent, the impact of television programming receivables.

Inventories decreased approximately 14% to $359,969 at June 30, 2013 from $416,905 at July 1, 2012. The inventory balance at June 30, 2013 includes a decrease of approximately $1,400 as a result of a stronger U.S. dollar at June 30, 2013 as compared to July 1, 2012. Absent the impact of foreign exchange translation, inventories decreased approximately 13%. Inventories declined approximately 30% in the U.S. and Canada segment as a result of the Company's efforts to reduce inventories in this segment, partially offset by higher International segment inventory balances in support of growth in emerging markets, particularly Brazil, Russia, China and Korea.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

Prepaid expenses and other current assets increased 15% to $343,385 at June 30, 2013 from $297,580 at July 1, 2012. Higher prepaid expenses and other current assets are primarily due to increases in prepaid royalties primarily related to prepaid royalties previously recorded as long-term which have become current, as well as an advance paid in 2013 related to the MARVEL license and The HUB Network as well as higher deferred income taxes. These increases were partially offset by lower non-income based tax receivables, primarily value added taxes in Europe, compared to 2012 as a result of collections during the remainder of 2012 and the first half of 2013. The high balance in 2012 was primarily due to changes in the legal structure of the Company's European business.

Accounts payable and accrued liabilities increased 9% to $671,346 at June 30, 2013 from $618,088 at July 1, 2012. Higher severance and other closing costs resulting from the multi-year cost savings initiative announced during the fourth quarter of 2012 and primarily relating to the voluntary retirement program established during the first quarter of 2013 were partially offset by decreased accrued royalties as a result of lower sales of royalty-bearing products, including BEYBLADE and STAR WARS products, as well as utilization of royalty advances, which are included in prepaid expenses and other current assets, in 2013 related to MARVEL products. Higher accrued dividends due to the increased dividend rate in 2013 and higher non-income based taxes also contributed to higher accounts payable and accrued liabilities at June 30, 2013.

Property, plant, and equipment, net increased to $237,774 at June 30, 2013 from $223,383 at July 1, 2012. Goodwill and other intangible assets, net decreased to $867,979 at June 30, 2013 from $919,681 at July 1, 2012. This decrease is entirely due to amortization of intangibles.

Other assets decreased 3% to $706,344 at June 30, 2013 from $725,831 at July 1, 2012. This decrease primarily relates to prepaid royalties previously recorded as long-term which have become current at June 30, 2013, primarily related to the MARVEL license. In addition, the decrease is also due to the termination of the interest rate swap agreements in November 2012 for which a balance of $14,662 was included in other assets at July 1, 2012. These decreases were partially offset by increases in long-term receivables, deferred taxes and television programming.

Other liabilities increased 24% to $465,656 at June 30, 2013 from $376,981 at July 1, 2012. Higher non-current liabilities are primarily the result of higher liabilities related to defined benefit pension plans and uncertain income tax positions at June 30, 2013 compared to July 1, 2012.

Net cash utilized by investing activities was $49,096 in the first half of 2013 compared to $44,143 in 2012. Additions to property, plant and equipment were $53,555 in 2013 compared to $50,084 in 2012. The net utilization in 2012 included a cash distribution from The HUB TV Network of approximately $7,100.

Net cash utilized by financing activities was $67,139 in the first half of 2013 compared to $14,085 in the first half of 2012. Cash payments related to purchases of the Company's common stock were $55,932 for the first half of 2013 compared to $9,926 in 2012. At June 30, 2013, the Company had $71,777 remaining available under a $500,000 May 2011 Board of Directors share repurchase authorization. There were no dividends paid in the first quarter of 2013 as the payment historically made in February was accelerated and paid in December 2012, thereby, dividends paid were $52,125 in the first half of 2013 compared to $85,317 in the first half of 2012. The second quarter 2013 dividends were paid at the new quarterly rate of $0.40 per share compared to the $0.36 per share rate in 2012. Repayments of short-term borrowings were $31,147 in the six months ended June 30, 2013 compared to proceeds of $39,756 in 2012. Cash proceeds from stock option transactions were $62,465 in 2013 compared to $33,422 in 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of the notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At June 30, 2013 the Company had approximately $185,500 in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended June 30, 2013. The Company had no borrowings outstanding under its committed revolving credit facility at June 30, 2013. However, the Company had letters of credit outstanding under this facility as of June 30, 2013 of approximately $1,000 and borrowings under the Company's commercial paper program were approximately $185,500. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of June 30, 2013 were approximately $513,500. The Company also has other uncommitted lines from various banks, of which approximately $25,100 was utilized at June 30, 2013. Of the amount utilized under the uncommitted lines, approximately $7,400 and $17,700 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at June 30, 2013 of $1,384,895 due at varying times from 2014 through 2040. The Company also had letters of credit and other similar instruments of approximately $203,600 and purchase commitments of $486,200 outstanding at June 30, 2013. Letters of credit and similar instruments include $184,990 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

In July 2013, the Company entered into amendments with Disney related to its license agreements for the MARVEL and STAR WARS properties. These amendments include additional minimum guaranteed royalty payments aggregating $305,000 through 2020. Of this amount, the Company expects to pay $75,000 during the third quarter of 2013. Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2012, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2012, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $123,085 at June 30, 2013, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

The Company believes that it is reasonably possible that within the next twelve months these liabilities for unrecognized tax benefits may decrease by up to $68,000, of which $28,000 may be reclassified into accrued income taxes. For the remaining balance, the Company does not know the ultimate resolution of these liabilities and as such, does not know the ultimate timing of payments, if required, related to these liabilities.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At June 30, 2013, these contracts had net unrealized gains of $14,665, of which $13,974 are recorded in prepaid expenses and other current assets, $1,926 are recorded in other assets and $1,235 are recorded in other liabilities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)

Included in accumulated other comprehensive loss at June 30, 2013 are deferred gains, net of tax, of $10,334, related to these derivatives.

At June 30, 2013, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. The Company was party to several interest rate swap agreements, with a total notional amount of $400,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rates were matched with specific long-term debt issues and were designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts were wholly offset in earnings by changes in the fair value of the related long-term debt. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is now being amortized through the statement of operations over the life of the remaining long-term debt using a straight-line method. At June 30, 2013, the adjustment to long-term debt was $7,458. As a result of this termination, long-term debt is no longer affected by variable interest rates and, thereby, earnings and cash flows are not expected to be impacted by changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has outstanding tax assessments in Mexico relating to the years 2000 through 2007. These tax assessments, which total approximately $245 million (at June 30, 2013 exchange rates) in aggregate (including interest, penalties, and inflation updates) are based on transfer pricing issues between the Company's subsidiaries with respect to the Company's operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging the 2005 and 2007 assessments through administrative appeals and expects to file for administrative appeal with respect to the 2006 assessment. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to the years 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of June 30, 2013, bonds totaling approximately $185 million (at June 30, 2013 exchange rates) have been posted related to the assessments for the years 2000 through 2004. These bonds guarantee the full amounts of the outstanding related tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2005, 2006 or 2007 assessments as the Company is challenging, or plans to challenge, these through administrative appeals.

An inventor has brought claims against the Company based on two license agreements between the parties.  One license agreement relates to certain products included in the SUPER SOAKER line.  The other agreement relates to certain products included in the NERF line.  The inventor is claiming that the license agreements require the payment of royalties by the Company on significantly more products in those respective lines than the Company believes is the case.  The inventor is claiming damages for all claims and products under the two license agreements in excess of $90,000. The claims in this matter related to NERF products are currently being pursued in binding arbitration.  The demand for arbitration was made by the plaintiff in February of 2013 and the arbitration is currently expected to occur in the third quarter of 2013.  The claims related to the SUPER SOAKER products are subject to a complaint filed in February 2013 in the Northern District of Georgia. The Company is disputing the inventor's contractual interpretations and claims in both matters, the Company believes it has meritorious defenses, and the Company intends to continue vigorously defending its position.

The Company is currently party to certain other legal proceedings, none of which it believes to be material to its business or financial condition.

Item 1A.  Risk Factors.

This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial and business goals, expectations for achieving the Company's financial and business goals, cost savings and efficiency enhancing initiatives and other objectives and anticipated uses of cash and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 30, 2012 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•
the Company's ability to successfully re-imagine, re-invent and re-ignite its existing products and product lines, including through the use of immersive entertainment experiences, to maintain and further their success;

•
the Company's ability to successfully design, develop, produce and introduce innovative new brands, products and product lines which achieve and sustain interest from retailers and consumers and keep pace with changes in consumer preferences and lifestyles;

•	the Company's ability to offer products that expand consumer demand for its product offerings and do not significantly compete with the Company's existing product offerings;
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

•
consumer interest in and acceptance of The Hub Network, the Company's cable television joint venture with Discovery Communications, the programming appearing on The Hub Network, products related to The Hub Network's programming, and other factors impacting the financial performance of The Hub Network;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2013 4/1/13 – 4/28/13	-	-	-	$107,115,703
May 2013 4/29/13 – 6/2/13	401,650	$47.13	401,650	$88,184,342
June 2013 6/3/13 – 6/30/13	369,561	$44.40	369,561	$71,776,804
Total	771,211	$45.82	771,211	$71,776,804

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

10.1
Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.2	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.3
Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.4	Form of Contingent Stock Performance Award for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.5
Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.6	Form of Restricted Stock Unit Agreement for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.7	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: July 31, 2013	By: /s/ Deborah Thomas
Deborah Thomas

Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

HASBRO, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2013

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

10.1
Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.2	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.3
Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.4	Form of Contingent Stock Performance for Brian Goldner Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.5
Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.6	Form of Restricted Stock Unit Agreement for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.7	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.