Form 10-Q
period 2013-09-29
HASBRO INC
filed 2013-11-05
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
_________________

FORM 10-Q
______________
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6682
_______________

HASBRO, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island 02862
(Address of Principal Executive Offices, Including Zip Code)

(401) 431-8697
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filed," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐  No  ☑

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 21, 2013 was 129,754,586.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	September 29, 2013	September 30, 2012	December 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$588,668	696,733	849,701
Accounts receivable, less allowance for doubtful accounts of $22,200, $26,000 and $19,600	1,215,289	1,195,517	1,029,959
Inventories	447,113	463,433	316,049
Prepaid expenses and other current assets	346,215	263,297	312,493
Total current assets	2,597,285	2,618,980	2,508,202

Property, plant and equipment, less accumulated depreciation of $497,100, $480,600 and $481,500	231,199	217,636	230,414

Other assets
Goodwill	594,208	474,741	474,925
Other intangibles, less accumulated amortization of $704,300, $650,900 and $666,700	414,033	432,402	416,659
Other	753,420	702,528	695,187
Total other assets	1,761,661	1,609,671	1,586,771

Total assets	$4,590,145	4,446,287	4,325,387

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	September 29, 2013	September 30, 2012	December 30, 2012
Current liabilities
Short-term borrowings	$212,926	264,745	224,365
Current portion of long-term debt	430,424	-	-
Accounts payable	263,086	237,400	139,906
Accrued liabilities	742,443	624,474	596,164
Total current liabilities	1,648,879	1,126,619	960,435

Long-term debt	959,895	1,398,906	1,396,421
Other liabilities	410,672	393,873	461,152
Total liabilities	3,019,446	2,919,398	2,818,008

Redeemable noncontrolling interests	47,269	-	-

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	709,005	648,235	655,943
Retained earnings	3,354,820	3,270,534	3,354,545
Accumulated other comprehensive loss	(78,723)	(38,235)	(72,307)
Treasury stock, at cost; 79,855,578 shares at September 29, 2013, 79,295,919 at September 30, 2012 and 80,754,417 at December 30, 2012	(2,566,519)	(2,458,492)	(2,535,649)
Total shareholders' equity	1,523,430	1,526,889	1,507,379

Total liabilities, redeemable noncontrolling interests and shareholders' equity	$4,590,145	4,446,287	4,325,387

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net revenues	$1,370,348	1,345,137	2,800,384	2,805,454
Costs and expenses:
Cost of sales	568,582	586,516	1,136,724	1,155,536
Royalties	143,947	89,224	243,568	212,551
Product development	59,366	48,472	154,455	143,511
Advertising	136,487	134,997	277,278	279,339
Amortization of intangibles	14,224	12,636	37,677	34,792
Program production cost amortization	17,991	12,794	34,023	25,950
Selling, distribution and administration	231,045	210,876	633,238	602,145
Total costs and expenses	1,171,642	1,095,515	2,516,963	2,453,824
Operating profit	198,706	249,622	283,421	351,630
Non-operating (income) expense:
Interest expense	41,194	23,043	86,398	68,568
Interest income	(1,326)	(1,270)	(4,239)	(5,434)
Other expense, net	2,925	2,900	10,766	8,754
Total non-operating expense, net	42,793	24,673	92,925	71,888
Earnings before income taxes	155,913	224,949	190,496	279,742
Income tax expense	30,070	60,097	34,844	74,042
Net earnings	125,843	164,852	155,652	205,700
Net loss attributable to noncontrolling interests	(731)	-	(731)	-
Net earnings attributable to Hasbro, Inc.	126,574	164,852	156,383	205,700

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$0.97	1.26	1.20	1.58
Diluted	$0.96	1.24	1.19	1.56
Cash dividends declared per common share	$0.40	0.36	1.20	1.08

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net earnings	$125,843	164,852	155,652	205,700
Other comprehensive earnings (loss):
Foreign currency translation adjustments	12,993	9,020	(8,880)	1,113
Net (losses) gains on cash flow hedging activities, net of tax	(12,580)	(5,989)	(198)	974
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(3,589)	(1,623)	(4,629)	(4,379)
Unrecognized pension and postretirement amounts	2,319	-	7,291	-
Total other comprehensive earnings (loss), net of tax	(857)	1,408	(6,416)	(2,292)
Total comprehensive earnings	124,986	166,260	149,236	203,408
Total comprehensive loss attributable to noncontrolling interests	(731)	-	(731)	-
Total comprehensive earnings attributable to Hasbro, Inc.	$125,717	166,260	149,967	203,408

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net earnings	$155,652	205,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	75,526	75,113
Amortization of intangibles	37,677	34,792
Program production cost amortization	34,023	25,950
Deferred income taxes	604	(1,694)
Stock-based compensation	20,599	18,040
Change in operating assets and liabilities:
Increase in accounts receivable	(203,159)	(141,259)
Increase in inventories	(133,738)	(125,472)
Increase in prepaid expenses and other current assets	(20,672)	(196)
Program production costs	(31,520)	(41,195)
Increase in accounts payable and accrued liabilities	222,695	72,486
Other, including long-term portion of royalty advances	(110,370)	21,351
Net cash provided by operating activities	47,317	143,616
Cash flows from investing activities:
Additions to property, plant and equipment	(78,246)	(74,896)
Investments and acquisitions, net of cash acquired	(109,955)	-
Other	3,121	2,558
Net cash utilized by investing activities	(185,080)	(72,338)
Cash flows from financing activities:
Net (repayments of) proceeds from short-term borrowings	(11,235)	83,380
Purchases of common stock	(86,972)	(15,079)
Stock option transactions	74,400	40,661
Excess tax benefits from stock-based compensation	12,772	8,521
Dividends paid	(104,164)	(132,231)
Net cash utilized by financing activities	(115,199)	(14,748)
Effect of exchange rate changes on cash	(8,071)	(1,485)
(Decrease) increase in cash and cash equivalents	(261,033)	55,045
Cash and cash equivalents at beginning of year	849,701	641,688
Cash and cash equivalents at end of period	$588,668	696,733

Supplemental information
Cash paid during the period for:
Interest	$76,700	79,724
Income taxes	$50,548	50,446

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of September 29, 2013 and September 30, 2012, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended September 29, 2013 and September 30, 2012 are each 13-week periods. The nine-month periods ended September 29, 2013 and September 30, 2012 are 39-week and 40-week periods, respectively.

The results of operations for the quarter and nine-month period ended September 29, 2013 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2012 periods representative of those actually experienced for the full year 2012.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(2) Earnings Per Share

 Net earnings per share data for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012 were computed as follows:

	2013		2012
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$126,574	126,574	164,852	164,852

Average shares outstanding	130,253	130,253	130,619	130,619
Effect of dilutive securities:
Options and other share-based awards	-	1,592	-	1,864
Equivalent Shares	130,253	131,845	130,619	132,483

Net earnings attributable to Hasbro, Inc. per common share	$0.97	0.96	1.26	1.24

	2013		2012
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$156,383	156,383	205,700	205,700

Average shares outstanding	129,972	129,972	130,146	130,146
Effect of dilutive securities:
Options and other share-based awards	-	1,601	-	1,893
Equivalent Shares	129,972	131,573	130,146	132,039

Net earnings attributable to Hasbro, Inc. per common share	$1.20	1.19	1.58	1.56

For the quarters ended September 29, 2013 and September 30, 2012, options and restricted stock unit awards totaling 775 and 3,478, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended September 29, 2013 and September 30, 2012, options and restricted stock unit awards totaling 1,266 and 3,508, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(3) Other Comprehensive Earnings

Components of other comprehensive earnings are presented within the consolidated statements of comprehensive earnings. The related tax benefit (expense) of (losses) gains on cash flow hedging activities within other comprehensive earnings were $2,548 and $(424) for the quarter and nine-month periods ended September 29, 2013, respectively. The income tax expense related to reclassification adjustments of net gains on cash flow hedging activities from other comprehensive earnings were $861 and $1,280 for the quarter and nine-month periods ended September 29, 2013, respectively. The income tax benefit related to the reclassification of amortization of unrecognized pension and postretirement amounts was $712 and $2,136 for the quarter and nine months ended September 29, 2013, respectively.

The related tax (benefit) expense of gains (losses) on cash flow hedging activities within other comprehensive earnings was $861 and $(1,000) for the quarter and nine-month periods ended September 30, 2012, respectively. The income tax expense related to reclassification adjustments of net gains on cash flow hedging activities from other comprehensive earnings was $501 and $1,063 for the quarter and nine-month periods ended September 30, 2012, respectively.

At September 29, 2013, the Company had remaining deferred losses on hedging instruments, net of tax, of $5,835 in accumulated other comprehensive earnings ("AOCE"). These instruments hedge payments related to inventory purchased during the third quarter of 2013 or forecasted to be purchased during the remainder of 2013 and 2014, intercompany expenses and royalty payments expected to be paid or received during the remainder of 2013 and 2014 as well as cash receipts for sales forecasted to be made during the remainder of 2013 and 2014. These amounts will be reclassified into the consolidated statement of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses. Of the amount included in AOCE at September 29, 2013, the Company expects losses of approximately $2,746 to be reclassified to earnings within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the contracts on the settlement dates.

Changes in the components of accumulated other comprehensive loss for the nine months ended September 29, 2013 and September 30, 2012 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2013
Balance at December 30, 2012	$(120,422)	(1,008)	49,123	(72,307)
Current period other comprehensive earnings (loss)	7,291	(4,827)	(8,880)	(6,416)
Balance at September 29, 2013	$(113,131)	(5,835)	40,243	(78,723)

2012
Balance at December 25, 2011	$(86,822)	10,081	40,798	(35,943)
Current period other comprehensive earnings (loss)	-	(3,405)	1,113	(2,292)
Balance at September 30, 2012	$(86,822)	6,676	41,911	(38,235)

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 29, 2013, September 30, 2012 and December 30, 2012, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 29, 2013, September 30, 2012 and December 30, 2012 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company's long-term borrowings as of September 29, 2013, September 30, 2012 and December 30, 2012 are as follows:

	September 29, 2013		September 30, 2012		December 30, 2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	535,000	500,000	599,300	500,000	615,650
6.125% Notes Due 2014	430,424	437,750	439,011	459,680	436,526	455,175
6.30% Notes Due 2017	350,000	402,500	350,000	409,325	350,000	399,700
6.60% Debentures Due 2028	109,895	121,983	109,895	127,478	109,895	129,687
Total long-term debt	1,390,319	1,497,233	1,398,906	1,595,783	1,396,421	1,600,212
Less: Current portion	430,424	437,750	-	-	-	-
Long-term debt excluding current portion	$959,895	1,059,483	1,398,906	1,595,783	1,396,421	1,600,212

The carrying cost of the 6.125 % Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $5,424, $14,011, and $11,526 at September 29, 2013, September 30, 2012 and December 30, 2012, respectively, related to interest rate swaps. The interest rate swaps were terminated in November 2012 and the fair value adjustment at September 29, 2013 and December 30, 2012 represent the unamortized portions of the fair value of the interest rate swaps at the date of termination. At September 29, 2013 the principal amount and fair value adjustment associated with the 6.125 % Notes Due 2014, totaling $430,424, were included in the current portion of long-term debt. All other carrying costs represent principal amounts and were included in long-term debt excluding the current portion at September 29, 2013. The total principal amount of long-term debt, including the current portion, at September 29, 2013, September 30, 2012 and December 30, 2012 was $1,384,895.

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

The Company was party to a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. The interest rate swaps were matched with a portion of the 6.125% Notes Due 2014 and accounted for as fair value hedges of those notes. The interest rate swaps had a total notional amount of $400,000 with maturities in 2014 which matched the maturity date of the related notes. In each of the contracts, the Company received payments based upon a fixed interest rate of 6.125%, which matched the interest rate of the notes being hedged, and made payments based upon a floating rate based on Libor. These contracts were designated and effective as hedges of the changes in the fair value of the associated debt. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is being amortized through the consolidated statements of operations over the life of the related debt using a straight-line method. At September 29, 2013 and December 30, 2012, this adjustment to total long-term debt was $5,424 and $11,526, respectively. At September 30, 2012, the fair value of these contracts was an asset of $14,011 which was recorded in other assets with a corresponding fair value adjustment to increase long-term debt. The Company recorded losses of $651 and $1,966 for the quarter and nine-month periods ended September 30, 2012, respectively, on these instruments in other (income) expense, net relating to the change in fair value of such derivatives, wholly offsetting (gains) losses from the change in fair value of the associated long-term debt, also included in other (income) expense.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
(5) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2010. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2006.

The U.S. Internal Revenue Service recently completed an examination related to the 2008 and 2009 U.S. federal income tax returns. During the third quarter of 2013, as a result of the completion of this examination, unrecognized tax benefits, which are included as a component of other liabilities in the consolidated balance sheets, decreased $67,174. Of this amount, $29,970 was recorded as an increase to current liabilities, $14,112 as a reduction of deferred tax assets and the remainder as a reduction to income tax expense. The total income tax benefit resulting from the completion of tax examinations, including other adjustments, totaled $23,637 for the quarter and nine months ended September 29, 2013. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

In connection with the Mexican tax examinations for the years 2000 to 2007, the Company has received tax assessments totaling approximately $241,770 (at September 29, 2013 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of September 29, 2013, bonds totaling approximately $183,540 (at September 29, 2013 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amounts of the 2005, 2006 and 2007 assessments. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2007.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 29, 2013, September 30, 2012 and December 30, 2012, these investments totaled $23,452, $23,403 and $24,091, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net losses of $176 and $166 on these investments in other (income) expense, net for the quarter and nine-month periods ended September 29, 2013, respectively, related to the change in fair value of such instruments. For the quarter and nine-month periods ended September 30, 2012 the Company recorded net gains of $1,082 and $1,847, respectively, on these investments in other (income) expense, net, related to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

At September 29, 2013, September 30, 2012 and December 30, 2012, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 29, 2013
Assets:
Available-for-sale securities	$23,460	8	18,050	5,402
Derivatives	3,311	-	2,321	990
Total assets	$26,771	8	20,371	6,392

Liabilities:
Derivatives	$8,324	-	8,324	-

September 30, 2012
Assets:
Available-for-sale securities	$23,415	12	18,403	5,000
Derivatives	22,088	-	19,699	2,389
Total assets	$45,503	12	38,102	7,389

Liabilities:
Derivatives	$2,312	-	2,312	-

December 30, 2012
Assets:
Available-for-sale securities	$24,099	8	18,986	5,105
Derivatives	4,254	-	1,741	2,513
Total assets	$28,353	8	20,727	7,618

Liabilities:
Derivatives	$3,461	-	3,461	-
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

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2013	2012
Balance at beginning of year	$7,618	3,724
Purchases	-	5,000
Loss from change in fair value	(1,226)	(1,335)
Balance at end of third quarter	$6,392	7,389

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012 are as follows:

	Quarter Ended
	Pension		Postretirement
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$1,549	1,001	188	183
Interest cost	4,849	5,104	345	440
Expected return on assets	(5,600)	(5,377)	-	-
Net amortization and deferrals	2,418	1,788	(65)	20
Curtailment/settlement losses	1,064	673	-	-
Net periodic benefit cost	$4,280	3,189	468	643

	Nine Months Ended
	Pension		Postretirement
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$4,559	3,280	563	551
Interest cost	14,447	15,650	1,035	1,320
Expected return on assets	(16,691)	(16,280)	-	-
Net amortization and deferrals	7,206	5,457	(195)	60
Curtailment/settlement losses	6,485	673	-	-
Net periodic benefit cost	$16,006	8,780	1,403	1,931

During the first three quarters of fiscal 2013, the Company made cash contributions to its defined benefit pension plans of approximately $4,500 in the aggregate. The Company expects to contribute approximately $1,300 during the remainder of fiscal 2013.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(8) Derivative Financial Instruments

The Company uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros and are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

The Company also has warrants to purchase common stock of an unrelated company that constitute and are accounted for as derivatives. For additional information related to these warrants see Note 6.

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2013 and 2014.

At September 29, 2013, September 30, 2012 and December 30, 2012, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows.

	September 29, 2013		September 30, 2012		December 30, 2012
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$525,911	(6,114)	431,666	4,569	397,770	(2,638)
Intercompany royalty transactions	174,974	(2,258)	156,358	1,297	131,693	(1,168)
Sales	232,709	497	152,763	(2,925)	92,761	2,458
Other	27,148	1,000	9,956	273	2,420	(45)
Total	$960,742	(6,875)	750,743	3,214	624,644	(1,393)

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 29, 2013, September 30, 2012 and December 30, 2012 as follows:

	September 29, 2013	September 30, 2012	December 30, 2012
Prepaid expenses and other current assets
Unrealized gains	$2,923	5,677	2,802
Unrealized losses	(1,572)	(2,692)	(1,073)
Net unrealized gain	$1,351	2,985	1,729

Other assets
Unrealized gains	$109	2,448	12
Unrealized losses	(11)	(360)	-
Net unrealized gain	$98	2,088	12

Accrued liabilities
Unrealized gains	$3,023	2,816	1,466
Unrealized losses	(8,652)	(4,617)	(4,245)
Net unrealized loss	$(5,629)	(1,801)	(2,779)

Other liabilities
Unrealized gains	$191	104	20
Unrealized losses	(2,886)	(162)	(375)
Net unrealized loss	$(2,695)	(58)	(355)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012 as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Statements of Operations Classification
Cost of sales	$1,614	3,431	1,650	6,372
Royalties	(303)	824	(347)	1,830
Sales	2,906	(2,178)	4,441	(2,821)
Net realized gains	$4,217	2,077	5,744	5,381

In addition, net gains of $233 and $165 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended September 29, 2013, respectively, and net gains of $47 and $61 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended September 30, 2012, respectively.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At September 29, 2013, September 30, 2012 and December 30, 2012 the total notional amounts of the Company's undesignated derivative instruments were $257,325, $184,555 and $189,217, respectively.

At September 29, 2013, September 30, 2012 and December 30, 2012, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	September 29, 2013	September 30, 2012	December 30, 2012
Prepaid expenses and other current assets
Unrealized gains	$1,761	1,119	-
Unrealized losses	(1,107)	(504)	-
Net unrealized gain	654	615	-

Other assets
Unrealized gains	298	-	-
Unrealized losses	(80)	-	-
Net unrealized gain	218	-	-

Accrued liabilities
Unrealized gains	-	-	469
Unrealized losses	-	-	(796)
Net unrealized gain	-	-	(327)

Other liabilities
Unrealized gains	-	74	-
Unrealized losses	-	(527)	-
Net unrealized loss	-	(453)	-

Total unrealized gain (loss), net	$872	162	(327)

The Company recorded net gains (losses) of $2,467 and $2,557 on these instruments to other (income) expense, net for the quarter and nine-month periods ended September 29, 2013, respectively, and $(726) and $(2,194) on these instruments to other (income) expense, net for the quarter and nine-month periods ended September 30, 2012, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments see Notes 4 and 6.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(9) Consolidation Program and Restructuring Charge

In the fourth quarter of 2012 the Company announced a multi-year cost savings initiative. This initiative includes workforce reductions, facility consolidations, process improvements and other cost savings measures. Through September 29, 2013, the Company has incurred pre-tax restructuring and partial pension settlement charges of $71,526 in connection with this initiative. Of these charges, $36,045 was recorded during the fourth quarter of 2012 and $35,481 was recorded during the nine months of 2013, of which $4,093 was recorded in the third quarter of 2013.

During the fourth quarter of 2012, charges included severance costs of $34,888 related to the reduction of approximately 560 employees and $1,157 of facility costs related to the commencement of this program. Charges for the nine months of 2013 totaled $35,481 and were comprised of $27,267 in severance costs, $6,485 in non-cash pension charges, and $1,729 in costs associated with exiting a contractual obligation.  Severance costs recognized during the first nine months of 2013 primarily related to a voluntary retirement program for certain eligible employees in the United States. Non-cash pension charges included $2,959 which resulted from a curtailment charge related to the Company's U.S. pension plans during the first quarter of 2013 and $3,526 of partial settlement charges as a result of the amount of lump sum pension distributions to date during 2013, primarily related to restructuring activities. Costs associated with exiting a contractual obligation were paid during the quarter ended March 31, 2013. The total 2013 charge of $35,481 was recorded in the consolidated statements of operations as follows:  $8,493 – cost of sales; $3,515 – product development; and $23,473 – selling, distribution and administration.

The following is a summary of the severance and other personnel charges related to the Company's cost savings initiative included in accrued liabilities as of September 29, 2013:

Balance at December 30, 2012	$34,888
2013 Charges	27,267
Payments	(24,620)
Balance at September 29, 2013	$37,535

The nine months ended September 30, 2012 also included severance charges of $11,130 associated with certain business functions.  These charges were recognized in the consolidated statement of operations as follows: $2,764 – cost of sales; $2,479 – product development; and $5,887 – selling, distribution and administration.

See Note 12 for information by segment.

(10) Contingencies

The Company is currently involved in two disputes with an inventor relating to the contractual interpretation of two license agreements between the parties, and the payment of royalties. Certain of the claims relate to products included in the Company's NERF product line and are subject to binding arbitration. The other claims relate to products included in the Company's SUPER SOAKER line, are not subject to binding arbitration, and are subject to a complaint filed in February 2013 in the United States District Court for the Northern District of Georgia. The arbitration hearing for the claims related to NERF products took place in August of 2013. On October 29, 2013, the arbitrator issued a ruling which award $72,933, including damages, interest, fees and expenses to the licensor. The Company disagrees with the arbitrator's ruling and is considering all possible appeals and challenges to this award. The Company recognized a third quarter charge related to this arbitration award of $75,546, of which $57,164 was included in royalty expense and $18,382 in interest expense. With respect to the SUPER SOAKER claim pending in the United States District Court for the Northern District of Georgia, the Company believes that it has meritorious defenses, intends to vigorously defends its position and does not believe any potential loss relating to these claims will be material to the consolidated financial statements.

In addition to the above matter as well as the Mexican tax assessments discussed in footnote 5, the Company is party to certain other legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(11) Acquisitions

On July 8, 2013, the Company acquired a majority interest in Backflip Studios, LLC ("Backflip"), a mobile game developer based in Boulder, Colorado.  The Company paid $112,000 in cash to acquire a 70% interest in Backflip, and will be required to purchase the remaining 30% in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics. The Company is consolidating the financial statements of Backflip and reporting the 30% redeemable noncontrolling interests as a separate line in the consolidated balance sheets and statements of operation.

Based on a preliminary valuation of approximately $160,000, the Company has allocated approximately $6,000 to net tangible assets, $35,000 to identifiable intangible assets, $119,000 to goodwill, and $48,000 to redeemable noncontrolling interests. The Company expects to finalize its valuations and allocation of the purchase price in the fourth quarter of 2013.  Goodwill reflects the value to the Company from leveraging Backflip's expertise in developing and marketing mobile digital games, including the continued expansion of its own brands in this arena. The goodwill recorded as part of this acquisition will be reflected in the Entertainment and Licensing segment and the amortization will be deductible for income tax purposes. The $48,000 preliminary value of the redeemable noncontrolling interests has been presented in the consolidated balance sheets as temporary equity between liabilities and shareholders' equity. This presentation is required because the Company has the obligation to purchase the remaining 30% of Backflip in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics.

The consolidated statements of operations for the quarter and nine-month periods ended September 29, 2013 include the operations of Backflip from the closing date of July 8, 2013. Actual and pro forma results have not been disclosed because they are not material to the consolidated financial statements.  Net loss attributable to noncontrolling interests for the quarter and nine months ended September 29, 2013 was $731.

(12) Segment Reporting

Hasbro is a worldwide leader in children's and family leisure time products and services with a broad portfolio of brands and entertainment properties across toys, games and licensed products ranging from traditional to high-tech and digital. The Company's segments are (i) U.S. and Canada; (ii) International; (iii) Entertainment and Licensing; and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, DVD-based games and trading card and role-playing games within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital gaming, movie, television and online entertainment operations as well as the operations of Backflip. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company's U.S. and Canada and International segments.

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Information by segment and a reconciliation to reported amounts for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012 are as follows.

	Quarter Ended
	September 29, 2013		September 30, 2012
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$735,619	1,290	774,539	1,814
International	582,676	55	524,144	110
Entertainment and Licensing	48,637	6,806	43,066	3,179
Global Operations (a)	3,416	591,867	3,388	578,528
Corporate and Eliminations	-	(600,018)	-	(583,631)
	$1,370,348	-	1,345,137	-

	Nine Months Ended
	September 29, 2013		September 30, 2012
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$1,466,921	3,384	1,510,112	4,076
International	1,212,665	280	1,174,366	285
Entertainment and Licensing	114,747	12,328	115,618	6,009
Global Operations (a)	6,051	1,097,852	5,358	1,134,727
Corporate and Eliminations	-	(1,113,844)	-	(1,145,097)
	$2,800,384	-	2,805,454	-

	Quarter Ended		Nine Months Ended
Operating profit (loss)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
U.S. and Canada	$146,991	154,239	243,738	229,578
International	105,663	85,498	115,951	110,265
Entertainment and Licensing	7,625	10,722	16,622	26,652
Global Operations (a)	17,578	8,720	3,638	(12,996)
Corporate and Eliminations (b)	(79,151)	(9,557)	(96,528)	(1,869)
	$198,706	249,622	283,421	351,630

Total assets	September 29, 2013	September 30, 2012	December 30, 2012
U.S. and Canada	$6,564,121	5,888,392	6,041,893
International	2,290,130	2,161,186	2,176,021
Entertainment and Licensing	1,383,554	1,127,569	1,164,715
Global Operations	2,755,595	2,336,528	2,493,976
Corporate and Eliminations (b)	(8,403,255)	(7,067,388)	(7,551,218)
	$4,590,145	4,446,287	4,325,387

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

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Restructuring charges for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012 were included by segment as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
U.S. and Canada	$-	-	-	2,444
International	-	-	-	1,628
Entertainment and Licensing	-	-	1,729	555
Global Operations	-	-	-	4,307
Corporate and Eliminations	4,093	-	33,752	2,196
Total Charges	$4,093	-	35,481	11,130

The following table represents consolidated International segment net revenues by major geographic region for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012.

	Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Europe	$376,648	345,281	755,097	751,547
Latin America	131,914	115,342	260,443	237,090
Asia Pacific	74,114	63,521	197,125	185,729
Net revenues	$582,676	524,144	1,212,665	1,174,366

The following table presents consolidated net revenues by class of principal products for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012.

	Quarter Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Boys	$392,014	471,125	888,494	1,162,958
Games	387,450	365,714	873,774	763,460
Girls	388,696	302,304	652,889	499,731
Preschool	202,188	205,994	385,227	379,305
Net revenues	$1,370,348	1,345,137	2,800,384	2,805,454

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities, plans and strategies, financial goals, cost savings and efficiency enhancing initiative and expectations for achieving the Company's financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 30, 2012, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

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

To accomplish these objectives, the Company offers consumers the ability to experience its branded play through innovative toys and games, digital media, lifestyle licensing, publishing and entertainment, including television programming and motion pictures. The Company's focus remains on growing its owned and controlled brands, developing new and innovative products which respond to market insights, offering entertainment experiences which allow consumers to experience the Company's brands across multiple forms and formats and optimizing efficiencies within the Company to increase operating margins and maintain a strong balance sheet.

The Company earns revenues and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products including digital media and games and lifestyle products, offered by third parties. The Company's brand architecture includes franchise brands, challenger brands, gaming mega brands, key licensed brands and new brands. The Company's franchise and challenger brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. Franchise brands are the Company's most significant owned or controlled brands which it believes have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not yet achieved franchise brand status, but which the Company believes have the potential to do so with investment and time. The Company's franchise brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, while challenger brands include BABY ALIVE, FURREAL FRIENDS, KRE-O and PLAYSKOOL. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with an owned or controlled brand. By focusing on these brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During the first nine months of 2013, the Company had strong revenues from many owned or controlled brands, including FURBY, MAGIC: THE GATHERING, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS.

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

While the Company believes it has built a more sustainable revenue base by developing and maintaining its owned or controlled brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company's primary licenses include agreements with Marvel Characters B.V. ("Marvel") for characters in the Marvel Universe, including SPIDER-MAN and the AVENGERS; Lucas Licensing Ltd. ("Lucas"), related to the STAR WARS brand; and Sesame Workshop, related to the SESAME STREET characters. Both Marvel and Lucas are owned by The Walt Disney Company ("Disney"). In July 2013, the Company and Disney announced amendments to both the Marvel and Lucas license agreements, which extend the term of the license for Marvel characters through 2020 and provide additional guaranteed royalty payments with respect to both MARVEL and STAR WARS products in anticipation of expected future motion pictures and other related entertainment from Disney through 2020. Sales of MARVEL and STAR WARS products can vary based on the number and quality of theatrical releases in any given year. During 2013 the Company's offerings include products related to several MARVEL properties backed by entertainment, including products based on the theatrical motion picture release of IRON MAN 3 in May 2013 and the expected release of THOR: THE DARK WORLD in November 2013. During 2012, the Company's offerings included products related to two theatrical motion picture releases based on MARVEL properties, THE AVENGERS and THE AMAZING SPIDER-MAN. Sales of STAR WARS products benefited during the first quarter of 2012 from the release of STAR WARS: EPISODE I – THE PHANTOM MENANCE in 3D in February 2012. The Company also benefited from sales of BEYBLADE products which continued to provide a high level of sales in 2012 and, to a lesser extent, the first nine months of 2013. In addition to offering products based on licensed entertainment properties, the Company offers products which are licensed from outside inventors.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company seeks to build all-encompassing brand experiences and drive product-related revenues by increasing the visibility of its owned or controlled brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had a number of motion pictures based on its brands released by major motion picture studios, including three motion pictures based on its TRANSFORMERS brand, two motion pictures based on its G.I. JOE brand, including G.I. JOE: RETALIATION released in March 2013, and a major motion picture based on its gaming mega brand, BATTLESHIP. The Company has motion picture projects based on other brands in development for potential release in future years, including a fourth motion picture based on its TRANSFORMERS brand, TRANSFORMERS: AGE OF EXTINCTION, expected to be released in June 2014.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has a wholly-owned production studio, Hasbro Studios, which is responsible for the creation and development of television programming based primarily on Hasbro's brands. This programming is currently aired in markets around the world. The Company is also a 50% partner in a joint venture with Discovery Communications, Inc. ("Discovery") which runs The Hub Network, a cable television network in the United States dedicated to high-quality children's and family entertainment and educational programming. Programming on The Hub Network includes content based on Hasbro's brands as well as programming developed by third parties. Hasbro Studios programming is distributed in the United States to The Hub Network, other leading children's networks internationally and on various digital platforms, such as Netflix and iTunes. The Company's television initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in many forms or formats.

The Company's strategic blueprint and brand architecture also focus on extending its brands further into digital media and gaming, including through the licensing of the Company's properties to a number of partners who develop and offer digital games based on those brands. One example of these digital gaming relationships is the Company's agreement with Electronic Arts Inc. ("EA") under which EA is expected to develop eight of Hasbro's best-selling gaming brands for mobile platforms globally. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand, as well as agreements with other third party digital gaming companies, including DeNA and GameLoft.

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

During the fourth quarter of 2012 the Company announced a multi-year cost savings initiative in which it targets annual cost reductions of $100,000 by 2015. This plan includes an approximate 10% workforce reduction, facility consolidations and process improvements which reduce redundancy and increase efficiencies. Other aspects of the cost savings initiative include focus on fewer, larger global brands and a reduction in the number of SKUs. During the first nine months of 2013, the Company incurred expenses of $35,481 related to this plan in addition to charges of $36,045 recognized during the fourth quarter of 2012. The Company expects it may incur additional restructuring charges of up to $3,000 during the remainder of 2013 prior to potential pension charges. During the third quarter of 2013, the Company incurred restructuring charges of $3,029 and partial pension settlement charges of $1,064 related to these restructuring activities. Additional pension charges may result based on lump sum distribution made from the Company's U.S. defined benefit pension plan to plan participants during the remainder of 2013. For the full year 2013, the Company estimates gross cost savings from these actions of $45,000 to $48,000 and net savings including restructuring charges of $13,000 to $15,000, prior to pension charges.  These estimated savings are prior to other costs which have or are anticipaed to increase in 2013 as well as in future years, such as compensation costs, investments in certain components of the business, and depreciation expense.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2012, 2011and 2010, the second half of the year accounted for 64%, 63% and 65% of the Company's annual net revenues, respectively.

The Company sells its products both within the United States and in a number of international markets. In recent years, the Company's international net revenues have experienced growth as the Company has sought to increase its international presence. Net revenues of the Company's International segment represented 44%, 43% and 39% of total net revenues in 2012, 2011 and 2010, respectively. One of the ways the Company has driven international growth is by opportunistically opening offices in certain markets to develop a greater presence. Since 2006, the Company has opened operations in seven new markets around the world; namely China, Brazil, Russia, Korea, Czech Republic, Peru and Colombia. These represent emerging markets where the Company believes that it can achieve higher revenue growth rates than it could achieve in developed economies. Net revenues in emerging markets increased by 25% year to date through the third quarter of 2013 compared to the same period for 2012.

The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital gaming (including Backflip), movie, television and online entertainment operations. In addition to these three primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2013, the Company's Board of Directors (the "Board") adopted seven successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,325,000. The seventh authorization was approved in August 2013 for $500,000. At September 29, 2013, the Company had $541,771 remaining on these authorizations. For the quarter and nine-month periods ended September 29, 2013, the Company spent $30,017 and $85,548, respectively, to repurchase approximately 644 and 1,934 shares of common stock in the open market, respectively. During the three years ended 2012, the Company spent $1,159,730 to repurchase 28,918 shares in the open market. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time. The Company intends, at its discretion to, opportunistically repurchase shares in the future subject to market conditions, the Company's other potential uses of cash and the Company's levels of cash generation. In addition to the share repurchase program, the Company also seeks to return cash to its shareholders through the payment of quarterly dividends. In February 2013 the Board increased the Company's quarterly dividend rate, effective for the dividend paid in May 2013, to $0.40 per share, an 11% increase from the prior quarterly dividend rate of $0.36 per share. This was the ninth dividend increase in the previous 10 years. During that ten-year period, the Company has increased its quarterly cash dividend from $0.03 to $0.40 per share.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters and nine months ended September 29, 2013 and September 30, 2012.

	Quarter Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	41.5	43.6	40.6	41.2
Royalties	10.5	6.6	8.8	7.6
Product development	4.3	3.6	5.5	5.1
Advertising	10.0	10.0	9.9	10.0
Amortization of intangibles	1.0	0.9	1.3	1.2
Program production cost amortization	1.3	1.0	1.2	0.9
Selling, distribution and administration	16.9	15.7	22.6	21.5
Operating profit	14.5	18.6	10.1	12.5
Interest expense	3.0	1.7	3.0	2.4
Interest income	(0.1)	(0.1)	(0.1)	(0.2)
Other (income) expense, net	0.2	0.2	0.4	0.3
Earnings before income taxes	11.4	16.8	6.8	10.0
Income tax expense	2.2	4.5	1.2	2.7
Net earnings	9.2	12.3	5.6	7.3
Net loss attributable to noncontrolling interests	(0.0)	-	(0.0)	-
Net earnings attributable to Hasbro, Inc.	9.2%	12.3%	5.6%	7.3%

RESULTS OF OPERATIONS

The quarters ended September 29, 2013 and September 30, 2012 were each 13-week periods. The nine-month period ended September 29, 2013 was a 39-week period whereas the nine-month period ended September 30, 2012 was a 40-week period. Net earnings, including the impact of noncontrolling interests in Backflip, were $125,843 and $155,652 in the quarter and nine-month periods ended September 29, 2013, respectively. Net earnings attributable to Hasbro, Inc. for the quarter and nine-month periods ended September 29, 2013 were $126,574 and $156,383, respectively, compared to $164,852 and $205,700 for the respective periods of 2012.  Diluted earnings per share were $0.96 and $1.19 for the quarter and nine-month periods ended September 29, 2013, respectively, compared to diluted earnings per share of $1.24 and $1.56 for the respective periods in 2012.

On October 21, 2013, the Company issued a press release containing its condensed consolidated results for the quarter and nine months ended September 29, 2013. At that time, the Company was involved in a dispute with an inventor related to the contractual interpretation of which products are subject to payment of royalties under a license agreement between the inventor and the Company which was being adjudicated in binding arbitration. On October 29, 2013, the arbitrator issued a ruling which awarded $72,933, including damages, interest, fees and expenses to the inventor. As a result of this ruling, the Company has adjusted the amounts reflected in the condensed consolidated results for the third quarter and first nine months of 2013 as released on October 21, 2013. For the quarter and nine months ended September 29, 2013, the Company recognized a charge related to this arbitration award totaling $75,546, of which $57,164 and $18,382 have been recorded to royalties and interest expense, respectively, resulting in a benefit to income tax expense of $9,099. These adjustments ultimately resulted in a reduction to previously reported net earnings of $66,447, or $0.50 per diluted share, for both periods.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Net earnings for the quarter and nine-month periods ended September 29, 2013 also includes restructuring and partial pension settlement charges, net of tax, of $3,126, or $0.03 per share, and $23,693, or $0.18 per share, respectively, related to the multi-year cost savings initiative announced during the fourth quarter of 2012. In addition to restructuring and partial pension settlement charges, net earnings were positively impacted by a favorable tax adjustment of $23,637, or $0.18 per share, in the quarter and nine months ended September 29, 2013, related to the settlement of certain tax exams in the United States.

Net earnings for the nine months ended September 30, 2012 includes severance costs, net of tax, of $7,675, or $0.06 per share, related to a restructuring of certain business units and functions.

In July 2013 the Company acquired a 70% majority interest in Backflip Studios, LLC ("Backflip"). The Company is consolidating the financial results of Backflip in its consolidated financial statements and, accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of Backflip, with the 30% noncontrolling interests share reported as net loss attributable to noncontrolling interests in the consolidated statements of operations, and redeemable noncontrolling interests on the consolidated balance sheets. The results of operations for the third quarter of 2013 include the operations of Backflip from the acquisition closing date of July 8, 2013 and are reported in the Entertainment and Licensing segment.

Consolidated net revenues for the quarter ended September 29, 2013 increased 2% to $1,370,348 from $1,345,137 for the quarter ended September 30, 2012. For the nine months ended September 29, 2013, consolidated net revenues were approximately flat at $2,800,384 compared to $2,805,454 for the nine months ended September 30, 2012. Consolidated net revenues were positively impacted by foreign currency translation of approximately $3,800 and $1,500 for the quarter and nine months ended September 29, 2013. The following table presents net revenues by product category for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012.

	Quarter Ended			Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	% Change	Sept. 29, 2013	Sept. 30, 2012	% Change
Boys	$392,014	471,125	-17%	888,494	1,162,958	-24%
Games	387,450	365,714	6%	873,774	763,460	14%
Girls	388,696	302,304	29%	652,889	499,731	31%
Preschool	202,188	205,994	-2%	385,227	379,305	2%
Net revenues	$1,370,348	1,345,137		2,800,384	2,805,454

For the quarter ended September 29, 2013, increased net revenues in the girls and games categories were partially offsett by declines in the boys and preschool categories. For the nine-month period ended September 29, 2013, increased net revenues in the girls, games and preschool categories were offset by declines in the boys category.

BOYS: Net revenues in the boys category decreased 17% in the third quarter and 24% in the first nine months of 2013, due to lower sales of MARVEL and BEYBLADE products. The quarter and nine-month periods ended September 30, 2012 benefited from significant shipments of MARVEL products related to two theatrical releases, THE AVENGERS in May 2012 and THE AMAZING SPIDER-MAN in July 2012, whereas the quarter and nine-month periods ended September 29, 2013 had shipments of MARVEL products related to the theatrical release of IRON MAN 3 in May 2013. The timing of these movie releases resulted in difficult quarter-over-quarter and year-over-year comparisons of net revenues from the boys category. While sales of STAR WARS products were down in the first nine months of 2013, they grew slightly in the quarter compared to 2012.  Declines in the quarter and nine months of 2013 were partially offset by growth in net revenues from TRANSFORMERS products, which are supported by television programming.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

GAMES: Net revenues from the games category increased 6% in the third quarter of 2013.  Net revenues from MAGIC: THE GATHERING products, JENGA products, including sales of products co-branded under ANGRY BIRDS STAR WARS, and ELEFUN & FRIENDS products, contributed to the category's growth in the quarter. Net revenues from the games category increased 14% in the first nine months of 2013 compared to 2012.  Several game brands contributed to the category's growth in the nine months ended September 29, 2013, including, but not limited to, MAGIC: THE GATHERING, JENGA, ELEFUN & FRIENDS, TWISTER, including TWISTER RAVE, and MONOPOLY. Th quarter and nine-month periods of 2013 also included mobile gaming revenue from Backflip properties, primarily DRAGONVALE, for the period following July 8, 2013.

GIRLS: Net revenues in the girls category increased 29% and 31% for the quarter and nine-month periods ended September 29, 2013, respectively, primarily related to higher net revenues from FURBY and MY LITTLE PONY products, and, to a lesser extent, the introduction of NERF REBELLE products in the third quarter of 2013. FURBY products were a new initiative introduced to English speaking markets during the second half of 2012 and globally in 2013. Net revenues from MY LITTLE PONY products have gained momentum with support from the successful television program, MY LITTLE PONY: FRIENDSHIP IS MAGIC as well as the third quarter 2013 introduction of MY LITTLE PONY EQUESTRIA GIRLS products. These higher net revenues were partially offset by declines in net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products.

PRESCHOOL: Net revenues from the preschool category declined 2% in the third quarter of 2013 but grew 2% for the nine months ended September 29, 2013.  Net revenues from PLAY-DOH, SESAME STREET and  TRANSFORMERS RESCUE BOTS products increased in both the quarter and nine-month periods of 2013, which were wholly offset in the third quarter and partially offset for the nine-month period by declines in other preschool brands, primarily TONKA and other PLAYSKOOL products.

Operating profit for the quarter ended September 29, 2013 decreased to $198,706, or 14.5% of net revenues, from $249,622, or 18.6% of net revenues, for the quarter ended September 30, 2012. Absent the impact of the arbitration award related to a license agreement totaling $57,164 as well as restructuring and partial pension settlement charges of $4,093, operating profit for the quarter ended September 29, 2013 grew approximately 4% to $259,963, or 19.0% of net revenues. Foreign currency translation positively impacted operating profit by approximately $1,800 in the third quarter of 2013. The higher net revenues discussed above combined with more favorable product mix and lower manufacturing costs contributed to growth in both operating profit and operating profit margin, absent the charges noted above, in the quarter.

Operating profit for the nine-month period ended September 29, 2013 decreased to $283,421, or 10.1% of net revenues, from $351,630, or 12.5% of net revenues, for the comparable period in 2012. Foreign currency translation positively impacted operating profit by approximately $1,500 in the first nine months of 2013. Operating profit for the nine-month periods ended September 29, 2013 and September 30, 2012 included restructuring and partial pension settlement charges of $35,481 and $11,130, respectively. Operating profit for the nine months ended September 29, 2013 also includeds $57,164 related to the arbitration award related to the license agreement. Absent these charges, operating profit totaled $376,066, or 13.4% of net revenues, for the nine months of 2013 compared to $362,760, or 12.9% of net revenues, for the nine months of 2012. The increase in operating profit, absent these charges, in 2013 compared to 2012 primarily relates to lower product costs, primarily due to product mix, as well as improvements in the Company's owned manufacturing facilities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012.

	Quarter Ended			Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	% Change	Sept. 29, 2013	Sept. 30, 2012	% Change
Net Revenues
U.S. and Canada segment	$735,619	774,539	-5%	1,466,921	1,510,112	-3%
International segment	582,676	524,144	11%	1,212,665	1,174,366	3%
Entertainment and Licensing segment	48,637	43,066	13%	114,747	115,618	-1%

Operating Profit
U.S. and Canada segment	$146,991	154,239	-5%	243,738	229,578	6%
International segment	105,663	85,498	24%	115,951	110,265	5%
Entertainment and Licensing segment	7,625	10,722	-29%	16,622	26,652	-38%

U.S. AND CANADA SEGMENT
The U.S. and Canada segment net revenues for the quarter ended September 29, 2013 decreased 5% to $735,619 from $774,539 for the quarter ended September 30, 2012. Net revenues for the nine-month period ended September 29, 2013 were $1,466,921 compared to $1,510,112 for the nine months ended September 30, 2012. Currency translation negatively impacted net revenues by approximately $1,200 and $1,800 in the quarter and nine months ended September 29, 2013, respectively.   For the quarter and nine months, growth in the girls category was more than offset by declines in the boys and preschool categories. Net revenues from the games category were flat in the third quarter but grew in the nine months ended September 29, 2013.

In the boys category, for the quarter and nine months ended September 29, 2013, lower sales of BEYBLADE and MARVEL products, were only partially offset by growth in net revenues from TRANSFORMERS products.  Additionally, while sales from STAR WARS products declined for the nine months ended September 29, 2013, they increased in the third quarter of 2013 compared to 2012. Despite a decline in net revenues for the quarter ended September 29, 2013 compared to 2012, revenues from NERF products increased in the nine-month period ended September 29, 2013 compared to 2012.

In the games category, for the quarter ended September 29, 2013, higher net revenues from several game brands including, but not limited to, MAGIC: THE GATHERING and JENGA, were wholly offset by lower net revenues from certain other game brands, such as SCRABBLE and BATTLESHIP. Higher net revenues from MAGIC: THE GATHERING, JENGA, MONOPOLY, CANDYLAND, ELEFUN & FRIENDS, TWISTER and YAHTZEE contributed to the category's growth in the nine months ended September 29, 2013.

In the girls category, for the quarter and nine months ended September 29, 2013, higher net revenues from MY LITTLE PONY, including the introduction of the MY LITTLE PONY EQUESTRIA GIRLS line in the third quarter, NERF REBELLE, FURBY and EASY BAKE products were only partially offset by lower net revenues from LITTLE PET SHOP, ONE DIRECTION and FURREAL FRIENDS products.

In the preschool category, for the third quarter and nine months of 2013, higher net revenues from SESAME STREET and TRANSFORMERS products were more than offset by lower net revenues from TONKA and certain PLAYSKOOL products. Net revenues from PLAY-DOH products, while approximately flat for the quarter ended September 29, 2013, experienced growth in the nine months ended September 29, 2013.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

U.S. and Canada segment operating profit decreased in dollars but increased as a percent of net revenues to $146,991, or 20.0% of net revenues, for the quarter ended September 29, 2013 compared to $154,239, or 19.9% of net revenues, for the quarter ended September 30, 2012. For the quarter ended September 29, 2013, operating profit was negatively impacted by the lower net revenues discussed above, as well as higher selling, distribution and administration costs as a percent of net revenues, which were partially offset by lower royalty and advertising expenses. In addition, operating profit margin was also positively impacted by favorable product mix, primarily continued growth in net revenues from MAGIC: THE GATHERING products.

For the nine months ended September 29, 2013, operating profit increased to $243,738, or 16.6% of net revenues, from $229,578, or 15.2% of net revenues, for the nine-month period ended September 30, 2012. Operating profit for the first nine months of 2012 includes restructuring charges of $2,444. Excluding restructuring charges, operating profit for this period totaled $232,022, or 15.4% of net revenues. Despite lower net revenues compared to 2012, the increases in operating profit and operating profit margin for the nine months ended September 29, 2013 were due to the favorable product mix discussed above as well as lower royalty and advertising expenses.

INTERNATIONAL SEGMENT
International segment net revenues increased 11% to $582,676 for the quarter ended September 29, 2013 compared to $524,144 for the quarter ended September 30, 2012. Net revenues for the nine months ended September 29, 2013 increased to $1,212,665 compared to $1,174,366 for the nine months ended September 30, 2012. International segment net revenues for the third quarter and nine months of 2013 were positively impacted by currency translation of approximately $5,000 and $3,200, respectively. The following table presents net revenues by geographic region for the Company's International segment for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012.

	Quarter Ended			Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	% Change	Sept. 29, 2013	Sept. 30, 2012	% Change
Europe	$376,648	345,281	9%	755,097	751,547	<1%
Latin America	131,914	115,342	14%	260,443	237,090	10%
Asia Pacific	74,114	63,521	17%	197,125	185,729	6%
Net revenues	$582,676	524,144		1,212,665	1,174,366

Net revenues increased in all geographic regions for the quarter and nine-month periods of 2013, primarily due to growth in emerging markets. Net revenues in emerging markets, which includes but is not limited to Russia, Brazil, China and Korea, increased 22% in the third quarter of 2013 and 25% for the nine months of 2013 compared to 2012.

By product category and for both the quarter and nine-month periods ended September 29, 2013, growth in the girls, games and preschool categories more than offset declines in the boys category.

In the boys category, lower sales of BEYBLADE and MARVEL products and, to a lesser extent, lower net revenues from KRE-O products, contributed to the category's decline for the quarter and nine months ended September 29, 2013 compared to 2012.  These decreases were partially offset by higher net revenues from TRANSFORMERS and NERF products.  Lastly, sales of STAR WARS products were down in the nine months of 2013, but grew slightly in the third quarter of 2013 compared to 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

In the third quarter and first nine months of 2013, the games category experienced growth across several brands, including, but not limited to, MAGIC: THE GATHERING, action battling games, including STAR WARS, as well as ELEFUN & FRIENDS and JENGA.  Net revenues from TWISTER products also grew in the nine months ended September 29, 2013 but were flat for the third quarter of 2013 compared to 2012.

Growth in the girls category for both the quarter and the nine-month periods was driven by net revenues from FURBY products, which were introduced to English-speaking markets in the second half of 2012 and globally in 2013, as well as higher net revenues from MY LITTLE PONY products, including the introduction of MY LITTLE PONY EQUESTRIA GIRLS products in the third quarter of 2013. These increases were partially offset by decreased net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products.

Higher net revenues from PLAY-DOH products, as well as PLAYSKOOL HEROES products, including TRANSFORMERS RESCUE BOTS and MARVEL products, contributed to growth in the preschool category for both the quarter and nine-month periods ended September 29, 2013.  These higher net revenues were partially offset by lower net revenues from other PLAYSKOOL products and TONKA products.

International segment operating profit increased to $105,663, or 18.1% of net revenues, for the quarter ended September 29, 2013 from $85,498, or 16.3% of net revenues, for the quarter ended September 30, 2012. Operating profit in the third quarter of 2013 was positively impacted by currency translation of approximately $2,800. Higher net revenues and a more favorable product mix contributed to the higher operating profit and operating profit margin in the third quarter of 2013 compared to 2012.

For the nine months ended September 29, 2013, operating profit increased to $115,951, or 9.6% of net revenues, from $110,265, or 9.4% of net revenues, for the nine months ended September 30, 2012.  Operating profit for this period was positively impacted by currency translation of approximately $3,300. Operating profit for the nine months ended September 30, 2012 includes restructuring charges of $1,628. Absent these restructuring charges, operating profit for the first nine months of 2012 was $111,893, or 9.5% of net revenues.  Absent the impact of currency translation and restructuring charges, operating profit was flat in 2013 compared to 2012.

ENTERTAINMENT AND LICENSING SEGMENT
Entertainment and Licensing segment net revenues for the quarter ended September 29, 2013 increased 13% to $48,637 from $43,066 for the quarter ended September 30, 2012. Higher net revenues were primarily the result of higher entertainment revenues and the addition of mobile gaming revenue from Backflip. Net revenues for the nine months ended September 29, 2013 decreased slightly to $114,747 compared to $115,618 for the nine months ended September 30, 2012, primarily due to lower licensing and entertainment revenues, mostly offset by the addition of Backflip.

Entertainment and Licensing segment operating profit decreased to $7,625 for the quarter ended September 29, 2013 from $10,722 for the quarter ended September 30, 2012.  For the nine months ended September 29, 2013, operating profit decreased to $16,622 from $26,652 for the nine months ended September 30, 2012. Operating profit for the first nine months of 2013 and 2012 include restructuring charges of $1,729 and $555, respectively. Absent these charges, the decline in operating profit for the quarter and nine months is primarily due to higher program production cost amortization as well as the impact of Backflip.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

OTHER SEGMENTS AND CORPORATE AND ELIMINATIONS
Operating profit (loss) in the Global Operations segment increased to $17,578 and $3,638, respectively, for the quarter and nine months ended September 29, 2013 compared to $8,720 and $(12,996) for the quarter and nine-month periods of 2012. The first nine months of 2012 included severance costs of $4,307 associated with restructuring activities. The improvement in operating results in the Global Operations segment is primarily due to improvements made in owned manufacturing facilities and expense reductions associated with restructuring activities.

The operating loss in Corporate and Eliminations for the quarter and nine-month periods in 2013 totaled $79,151 and $96,528, respectively, compared to $9,557 and $1,869, respectively, in the comparable periods in 2012. The Corporate and Eliminations operating loss during the quarter and nine months ended September 29, 2013 includes charges of $57,164 related to the arbitration award related to a license agreement. Corporate and Eliminations also includes restructuring and partial pension settlement charges of $4,093 and $33,752 during the quarter and nine-month periods of 2013, compared to $0 and $2,196 in the comparable periods of 2012. Lastly, the operating loss in the quarter and nine months of 2013 include a third quarter charge related to the write-off of early film development costs associated with films not yet moved to production.

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarter and nine-month periods ended September 29, 2013 and September 30, 2012.

	Quarter Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Cost of sales	41.5%	43.6%	40.6%	41.2%
Royalties	10.5	6.6	8.8	7.6
Product development	4.3	3.6	5.5	5.1
Advertising	10.0	10.0	9.9	10.0
Amortization of intangibles	1.0	0.9	1.3	1.2
Program production cost amortization	1.3	1.0	1.2	0.9
Selling, distribution and administration	16.9	15.7	22.6	21.5

Operating expenses for the quarter and nine months ended September 29, 2013 includes charges of $57,164 related to an arbitration award relating to a license agreement which was recorded to royalties. In addition, operating expenses for the quarter and nine months ended September 29, 2013 and the nine months ended September 30, 2012 each include costs resulting from restructuring activities. During the fourth quarter of 2012, the Company announced a multi-year cost savings initiative aimed at delivering $100,000 in annual savings by 2015 prior to other costs which have or are anticipated to increase in 2013 as well as in future years. This initiative includes an approximate 10% workforce reduction, facility consolidations and process improvements.  During the third quarter of 2013, the Company recognized $4,093 of restructuring and partial pension settlement charges related to the Company's defined benefit pension plan as a result of the amount of lump sum distributions due to the workforce reduction and voluntary retirement program established during the first quarter of 2013. For the nine-month period ended September 29, 2013, the Company recognized total charges of $35,481, primarily related to the voluntary retirement program. During the nine months ended September 30, 2012, the Company incurred employee severance charges of $11,130 associated with measures to right size certain businesses and functions.

These expenses were included in the consolidated statement of operations as follows:

	Quarter Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Cost of sales	$-	-	8,493	2,764
Product development	-	-	3,515	2,479
Selling, distribution and administration	4,093	-	23,473	5,887
Total	$4,093	-	35,481	11,130

Cost of sales decreased to $568,582, or 41.5% of net revenues, for the quarter ended September 29, 2013 from $586,516, or 43.6% of net revenues, for the quarter ended September 30, 2012. For the nine months ended September 29, 2013, cost of sales were $1,136,724, or 40.6% of net revenues, compared to $1,155,536, or 41.2% of net revenues, for the nine months ended September 30, 2012. Absent restructuring charges noted above, cost of sales as a percentage of net revenues were 40.3% and 41.1% for the first nine months of 2013 and 2012, respectively. The decrease in cost of sales for the quarter and nine months of 2013 compared to 2012 primarily reflects a favorable mix of products sold, including higher sales of MAGIC: THE GATHERING products, in 2013 compared to 2012, as well as improvements in efficiency at the Company's owned manufacturing facilities.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Royalty expense for the quarter ended September 29, 2013 increased to $143,947, or 10.5% of net revenues, from $89,224, or 6.6% of net revenues, for the quarter ended September 30, 2012. Royalty expense for the nine months ended September 29, 2013 increased to $243,568, or 8.8% of net revenues, from $212,551, or 7.6% of net revenues, for the comparable period of 2012. Royalty expense for the quarter and nine months ended September 29, 2013 includes charges of $57,164 resulting from an arbitration award related to a license agreement. Absent these charges, royalty expense decreased to $86,783, or 6.3% of net revenues, for the third quarter of 2013 and $186,404, or 6.7% of net revenues, for the first nine months of 2013. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. During the first nine months of 2013, including the third quarter of 2013, the Company experienced lower sales of MARVEL and BEYBLADE products. In 2012, sales of MARVEL products benefited from two theatrical releases, THE AVENGERS in May 2012 and THE AMAZING SPIDER-MAN in July 2012.  In 2013, sales related to MARVEL's theatrical release of IRON MAN 3 were not as significant as those in the prior year, which included THE AVENGERS and SPIDER-MAN products.

Product development expense for the quarter ended September 29, 2013 increased to $59,366, or 4.3% of net revenues, from $48,472, or 3.6% of net revenues, for the quarter ended September 30, 2012. Product development expense for the nine months ended September 29, 2013 increased to $154,455, or 5.5% of net revenues, compared to $143,511, or 5.1% of net revenues, for the nine months ended September 30, 2012 and includes restructuring charges of $3,515 and $2,479, respectively. Increased product development expense for the quarter and nine months of 2013 includes the write-off of early film development costs associated with motion pictures which had not yet been moved into production, the addition of Backflip, and ongoing investments in the MAGIC: THE GATHERING brand. These factors more than offset expense reductions resulting from the Company's cost savings initiative.

Advertising expense for the quarter ended September 29, 2013 increased slightly to $136,487 compared to $134,997 for the quarter ended September 30, 2012 but was flat as a percentage of net revenues at 10.0%. Advertising expense for the nine months ended September 29, 2013 decreased slightly to $277,278, or 9.9% of net revenues, from $279,339, or 10.0% of net revenues. Advertising expense for the quarter and nine months in 2013 compared to 2012 was consistent as a percentage of net revenues.

Amortization of intangibles increased to $14,224, or 1.0% of net revenues, in the third quarter of 2013 from $12,636, or 0.9% of net revenues, in the third quarter of 2012. Amortization of intangibles increased to $37,677, or 1.3% of net revenues, for the nine months ended September 29, 2013 from $34,792, or 1.2% of net revenues, for the nine months ended September 30, 2012. Amortization for the quarter and nine months of 2013 includes approximately $1,600 of expense related to the preliminary estimate of certain intangibles acquired with the acquisition of Backflip. The Company expects to incur amortization expense of $6,000 to $7,000 related to these acquired intangibles in the fourth quarter of 2013.

Program production cost amortization increased in the third quarter of 2013 to $17,991, or 1.3% of net revenues, from $12,794, or 1.0% of net revenues, in the third quarter of 2012. Program product cost amortization for the nine months ended September 29, 2013 increased to $34,023, or 1.2% of net revenues, from $25,950, or 0.9% of net revenues for the nine months ended September 29, 2012. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The increase reflects the level of revenues associated with television programming as well as the type of television programs produced and distributed in 2013 compared to 2012.

For the quarter ended September 29, 2013, the Company's selling, distribution and administration expenses increased to $231,045, or 16.9% of net revenues, from $210,876, or 15.7% of net revenues, for the quarter ended September 30, 2012. Selling, distribution and administration expenses for the third quarter of 2013 include restructuring and partial pension settlement charges of $4,093. Absent these charges, selling, distribution and administration expenses were 16.6% of net revenues for the quarter ended September 29, 2013. Selling, distribution and administration expense for the first nine months of 2013 increased to $633,238, or 22.6% of net revenues, from $602,145, or 21.5% of net revenues, for the comparable period in 2012. Selling, distribution and administration expenses for the first nine months of 2013 and 2012 include restructuring charges of $23,473 and $5,887, respectively. Absent these charges, selling, distribution and administration expense increased to $609,765, or 21.8% of net revenues, for the nine months ended September 29, 2013, compared to $596,258, or 21.3% of net revenues, for the nine months ended September 30, 2012. The increase in the third quarter and nine months of 2013 was due to several items, including higher depreciation expense associated with systems and new facilities, higher compensation expense, investment in the MAGIC: THE GATHERING brand to support continued growth, and the addition of expenses related to Backflip. These factors more than offset lower expenses resulting from the Company's cost savings initiative. Lastly, selling, distribution and administration expense for the nine-month period in 2012 included an extra week of expense as compared to 2013.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

NON-OPERATING (INCOME) EXPENSE

Interest expense for the third quarter and first nine months of 2013 increased to $41,194 and $86,398, respectively, compared to $23,043 and $68,568 for the comparable periods of 2012. Charges of $18,382 related to interest on unpaid royalties resulting from an arbitration award related to a license agreement were included in interest expense for the third quarter and first nine months of 2013. Absent these charges, interest expense was flat in 2013 compared to 2012.

Interest income for the quarter ended September 29, 2013 was $1,326 compared to $1,270 for the quarter ended September 30, 2012. Interest income for the nine months ended September 29, 2013 was $4,239 compared to $5,434 in 2012. Decreased interest income for the nine months reflects a lower average effective interest rate compared to 2012.

Other (income) expense, net, was $2,925 for the third quarter of 2013 compared to $2,900 for the third quarter of 2012. Other (income) expense, net in the quarter includes the Company's 50% share in the losses (earnings) of The Hub Network. During the third quarter of 2013, the Company recognized losses of $91 compared to $1,821 for the third quarter of 2012.

Other (income) expense, net for the nine months ended September 29, 2013 was $10,766 compared to $8,754 for the nine months ended September 30, 2012. During the first nine months of 2013, the Company recognized losses from The Hub Network in the amount of $1,024 compared to losses of $6,015 in the first nine months of 2012.  This improvement was more than offset by higher losses on foreign currency translation and certain investments in 2013 compared to 2012.

INCOME TAXES

Income taxes totaled $30,070 on pre-tax earnings of $155,913 in the third quarter of 2013 compared to income taxes of $60,097 on pre-tax earnings of $224,949 in the third quarter of 2012.  For the nine month period, income taxes totaled $34,844 on pre-tax earnings of $190,496 in 2013 compared to income taxes of $74,042 on pre-tax earnings of $279,742 in 2012.  Both periods, as well as the full year 2012, are impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first nine months of 2013, favorable discrete tax adjustments were a net benefit of $26,752, which included a benefit of $23,637 recognized during the third quarter of 2013 related to the settlement of certain tax exams in the United States. The first nine months of 2012 included a net benefit of $369. Absent these discrete items and the impact in 2013 from the arbitration award related to a license agreement, the adjusted tax rate for the first nine months of 2013 and 2012 were 26.5% and 26.6%, respectively. The adjusted rate of 26.5% for the nine months ended September 29, 2013 is comparable to the full year 2012 adjusted rate of 27.0%.

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
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2012 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and commercial paper program.

During the first nine months of 2013, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, sales of commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2013. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of September 29, 2013 the Company's cash and cash equivalents totaled $588,668, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of September 29, 2013 is denominated in the U.S. dollar.

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

Net cash provided by operating activities for the first nine months of 2013 was $47,317 compared to $143,616 in the first nine months of 2012. Operating cash flows for the first nine months of 2013 includes royalty advance payments totaling $165,000 related to MARVEL and STAR WARS products. Excluding these royalty advances paid in 2013, increased cash flow from operations was primarily due to higher net earnings and changes in operating assets and liabilities.

Accounts receivable increased approximately 2% to $1,215,289 at September 29, 2013 from $1,195,517 at September 30, 2012. The accounts receivable balance at September 29, 2013 includes a decrease of approximately $2,400 as a result of a stronger U.S. dollar at September 29, 2013 as compared to September 30, 2012. Absent the impact of foreign currency translation, the increase in accounts receivable reflects higher net revenues for the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012. Days sales outstanding were 80 days at both September 29, 2013 and September 30, 2012.

Inventories decreased approximately 4% to $447,113 at September 29, 2013 from $463,433 at September 30, 2012. The inventory balance at September 29, 2013 includes a decrease of approximately $1,200 as a result of a stronger U.S. dollar at September 29, 2013 as compared to September 30, 2012.  Inventories declined approximately 19% in the U.S. and Canada segment as a result of the Company's efforts to reduce inventories in this segment, partially offset by higher International segment inventory balances in support of growth in emerging markets, particularly Brazil, Colombia, China and Korea.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

Prepaid expenses and other current assets increased 31% to $346,215 at September 29, 2013 from $263,297 at September 30, 2012. Higher prepaid expenses and other current assets are primarily due to increases in prepaid royalties primarily related to advances previously recorded as long-term which have become current, as well as advances paid in 2013 related to the MARVEL and STAR WARS licenses. To a lesser extent, higher deferred income taxes also contributed to increased prepaid expenses and other current assets. These increases were partially offset by lower non-income based tax receivables, primarily value added taxes in Europe, compared to 2012 as a result of collections during the fourth quarter of 2012 and the first nine months of 2013.
Accounts payable and accrued liabilities increased 17% to $1,005,529 at September 29, 2013 from $861,874 at September 30, 2012. Charges of $75,546 resulting from an arbitration award related to a license agreement were included in accrued expenses at September 29, 2013. In addition, higher severance and other closing costs resulting from the multi-year cost savings initiative announced during the fourth quarter of 2012 and primarily relating to the voluntary retirement program established during the first quarter of 2013 were partially offset by decreased accrued royalties as a result of lower sales of royalty-bearing products, including BEYBLADE and MARVEL products, as well as utilization of MARVEL royalty advances, which are included in prepaid expenses and other current assets, in 2013. The increase was also partly due to higher accrued income taxes at September 29, 2013 resulting from the settlement of tax exam in the United States in the third quarter of 2013. Higher accrued dividends due to the increased dividend rate in 2013, higher non-income based taxes and higher accounts payable resulting from growth in Latin America also contributed to higher accounts payable and accrued liabilities at September 29, 2013.
Property, plant and equipment, net increased to $231,199 at September 29, 2013 from $217,636 at September 30, 2012.  This increase includes additions of approximately $115,000 over the past twelve months partially offset by approximately $100,000 in depreciation expense.

Goodwill and other intangible assets, net increased to $1,008,241 at September 29, 2013 from $907,143 at September 30, 2012 as a result of the Company's acquisition of Backflip during the third quarter of 2013, partially offset by amortization expense over the last twelve months.  Based on a preliminary allocation, the Company recorded approximately $119,000 of goodwill and $35,000 of other intangible assets, all of which are included in the Company's consolidated balance sheets.

Other assets increased 7% to $753,420 at September 29, 2013 from $702,528 at September 30, 2012. This increase primarily relates to royalty advances paid during 2013 related to the STAR WARS license as well as higher deferred income taxes. These increases were partially offset by a reduction in the balance as a result of the termination of the interest rate swap agreements in November 2012 for which a balance of $14,011 was included in other assets at September 30, 2012 as well as decreases in capitalized entertainment costs.

Other liabilities increased 4% to $410,672 at September 29, 2013 from $393,873 at September 30, 2012. Higher non-current liabilities are primarily the result of higher liabilities related to defined benefit pension plans partially offset by lower uncertain income tax positions at September 29, 2013 compared to September 30, 2012.

Net cash utilized by investing activities was $185,080 in the first nine months of 2013 compared to $72,338 in 2012. Additions to property, plant and equipment were $78,246 in 2013 compared to $74,896 in 2012. The net utilization in 2013 includes $109,955 related to the acquisition of Backflip during the third quarter of 2013.

Net cash utilized by financing activities was $115,199 in the first nine months of 2013 compared to $14,748 in the first nine months of 2012. Cash payments related to purchases of the Company's common stock were $86,972 for the first nine months of 2013 compared to $15,079 in 2012. At September 29, 2013, the Company had $541,771 remaining available under current share repurchase authorizations approved by the Board of Directors. There were no dividends paid in the first quarter of 2013 as the payment historically made in February was accelerated and paid in December 2012, thereby, dividends paid were $104,164 in the first nine months of 2013 compared to $132,231 in the first nine months of 2012. The second and third quarter 2013 dividends were paid at the new quarterly rate of $0.40 per share compared to a quarterly rate of $0.36 per share in 2012. Repayments of short-term borrowings were $11,235 in the nine months ended September 29, 2013 compared to proceeds of $83,380 in 2012. Cash proceeds from stock option transactions were $74,400 in 2013 compared to $40,661 in 2012.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At September 29, 2013 the Company had approximately $202,300 in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 29, 2013. The Company had no borrowings outstanding under its committed revolving credit facility at September 29, 2013. However, the Company had letters of credit outstanding under this facility as of September 29, 2013 of approximately $1,000 and borrowings under the Company's commercial paper program were approximately $202,300. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of September 29, 2013 were approximately $496,700. The Company also has other uncommitted lines from various banks, of which approximately $32,200 was utilized at September 29, 2013. Of the amount utilized under the uncommitted lines, approximately $10,700 and $21,500 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at September 29, 2013 of $1,384,895 due at varying times from 2014 through 2040. The principal amount of the debentures due during the second quarter of 2014 total $425,000. The Company currently intends, and believes it has the ability to, refinace all or a portion of this debt due in 2014. The Company also had letters of credit and other similar instruments of approximately $206,000 and purchase commitments of $334,600 outstanding at September 29, 2013. Letters of credit and similar instruments include approximately $183,500 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

In July 2013, the Company entered into amendments with Disney related to its license agreements for the MARVEL and STAR WARS properties. These amendments include additional minimum guaranteed payments aggregating $305,000 through 2020. Of this amount, the Company paid $75,000 during the third quarter of 2013. Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2012, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2012, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $62,693 at September 29, 2013, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

HASBRO, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

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

The Company reflects all forward contracts at their fair value as an asset or liability on the balance sheet. The Company does not speculate in foreign currency exchange contracts. At September 29, 2013, these contracts had net unrealized losses of $6,003, of which $2,005 are recorded in prepaid expenses and other current assets, $316 are recorded in other assets, $5,629 are recorded in accrued liabilities and $2,695 are recorded in other liabilities. Included in accumulated other comprehensive loss at September 29, 2013 are deferred losses, net of tax, of $5,835, related to these derivatives.

At September 29, 2013, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. The Company was party to several interest rate swap agreements, with a total notional amount of $400,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rates were matched with specific long-term debt issues and were designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts were wholly offset in earnings by changes in the fair value of the related long-term debt. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is now being amortized through the statement of operations over the life of the remaining long-term debt using a straight-line method. At September 29, 2013, the adjustment to long-term debt was $5,424. As a result of this termination, long-term debt is no longer affected by variable interest rates and, thereby, earnings and cash flows are not expected to be impacted by changes in interest rates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 29, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 29, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company has outstanding tax assessments in Mexico relating to the years 2000 through 2007. These tax assessments, which total approximately $242 million (at September 29, 2013 exchange rates) in aggregate (including interest, penalties, and inflation updates) are based on transfer pricing issues between the Company's subsidiaries with respect to the Company's operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging assessments for 2005 through 2007 through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to the years 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of September 29, 2013, bonds totaling approximately $184 million (at September 29, 2013 exchange rates) have been posted related to the assessments for the years 2000 through 2004. These bonds guarantee the full amounts of the outstanding related tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2005, 2006 or 2007 assessments as the Company is challenging these through administrative appeals.

An inventor has brought claims against the Company based on two license agreements between the parties. One license agreement related to certain products included in the Company's SUPER SOAKER product line. The other agreement related to certain products included in Hasbro's NERF product line. The inventor licensor, Johnson Research, claimed that the license agreements required the payment of royalties by the Company on a significantly greater number of products in each of those respective product lines than the Company believed was the case. The claims related to the NERF products were pursued by the licensor in binding arbitration in Atlanta, Georgia, as was required by the license. The licensor made a demand for arbitration in February of 2013, seeking damages related to claimed non-payment of royalties on certain NERF products for the years 2007 through 2012.  The licensor's claims related to the SUPER SOAKER products are not subject to binding arbitration and are the subject of a separate complaint filed by the licensor in February of 2013 in the United States District Court for the Northern District of Georgia.

The arbitration hearing with respect to the NERF claims took place in August of 2013. On October 29, 2013, the arbitrator issued his ruling in the NERF arbitration.  The arbitrator awarded a total of $72.9 million, including damages, interest, fees and expenses, to the licensor.  The Company disagrees with the arbitrator's ruling and is considering all possible appeals and challenges to the award.  The Company recorded charges associated with the arbitration ruling of $75.5 million in its third quarter 2013 results.  With respect to the SUPER SOAKER claims, the Company believes it has meritorious defenses, intends to continue to vigorously defend its position, and does not believe any potential loss to be material to the consolidated financial statements.

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

·
the Company's ability to successfully re-imagine, re-invent and re-ignite its existing products and product lines, including through the use of immersive entertainment experiences, to maintain and further their success;

·
the Company's ability to successfully design, develop, produce and introduce innovative new brands, products and product lines which achieve and sustain interest from retailers and consumers and keep pace with changes in consumer preferences and lifestyles;

·
the Company's ability to offer products that expand consumer demand for its product offerings and do not significantly compete with the Company's existing product offerings and consumers favor over competitors' products;

·
the Company's ability to manufacture, source and ship products in a timely and cost-effective manner and customers' and consumers' acceptance and purchase of those products in quantities and at prices that will be sufficient to profitably recover the Company's costs;

·
recessions, other economic downturns or challenging economic conditions affecting the Company's markets which can negatively impact the financial health of the Company's retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of the Company's products;

·
potential difficulties or delays the Company may experience in implementing its cost savings and efficiency enhancing initiatives or the realization of fewer benefits than are expected from such initiative;

·	currency fluctuations, including movements in foreign exchange rates, which can lower the Company's net revenues and earnings, and significantly impact the Company's costs;
·
other economic and public health conditions or regulatory changes in the markets in which the Company and its customers and suppliers operate, which could create delays or increase the Company's costs, , such as higher commodity prices, labor costs or higher transportation costs or outbreaks of diseases;

·	delays, increased costs or difficulties associated with the development and offering of our or our partners' planned digital application or media initiatives based on the Company's brands;
·
the concentration of the Company's retail customers, potentially increasing the negative impact to the Company of difficulties experienced by any of the Company's retail customers or changes in their purchasing or selling patterns;

·
the Company's ability to generate sales during the fourth quarter, particularly during the relatively brief holiday shopping season, which is the period in which the Company derives a substantial portion of its revenues and earnings;

·
the inventory policies of the Company's retail customers, including the retailers' potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of the Company's revenues in the second half and fourth quarter of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules;

·	work stoppages disruptions which may impact the Company's ability to manufacture or deliver product in a timely and cost-effective manner;
·
concentration of manufacturing of the substantial majority of the Company's products by third party vendors in the People's Republic of China and the associated impact to the Company of social, economic or public health conditions and other factors affecting China, the movement of people and products into and out of China, the cost of producing products in China and the cost of exporting them to the Company's other markets or affecting the exchange rates for the Chinese Renminbi, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured in China;

·
consumer interest in and acceptance of The Hub Network, the Company's cable television joint venture with Discovery Communications, the programming appearing on The Hub Network, products related to The Hub Network's programming, and other factors impacting the financial performance of The Hub Network;

·	consumer interest in and acceptance of programming and entertainment created by Hasbro Studios, as well as products related to Hasbro Studios' programming and entertainment;
·	the ability of the Company to hire and retain key officers and employees who are critical to the Company's success;
·
the costs of complying with product safety and consumer protection requirements worldwide, including the risk that greater regulation in the future may increase such costs, may require changes in the Company's products and/or may impact the Company's ability to sell some products in particular markets in the absence of making changes to such products;

·
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

·
an adverse change in purchasing policies or promotional programs or the bankruptcy or other economic difficulties or lack of success of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;

·
the risk that the market appeal of the Company's licensed products will be less than expected or that sales revenue generated by these products will be insufficient to cover the minimum guaranteed royalties;

·
the risk that the Company may face product recalls or product liability suits relating to products it manufactures or distributes which may have significant direct costs to the Company and which may also harm the reputation of the Company and its products, potentially harming future product sales;

·
the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to offer Company products which consumers choose to buy instead of competitor products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain employees;

·	the risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization;
·	the Company's ability to obtain and enforce intellectual property rights both in the United States and other worldwide territories;
·
the risk that any litigation or arbitration disputes or government and regulatory investigations could entail significant resources and expense and result in significant fines or other harm to the Company's business or reputation;

·	the Company's ability to maintain or obtain external financing on terms acceptable to it in order to meet working capital needs;
·
the risk that one or more of the counterparties to the Company's financing arrangements may experience financial difficulties or otherwise be unable or unwilling to allow the Company to access financing under such arrangements;

·	the Company's ability to generate sufficient available cash flow to service its outstanding debt;
·	restrictions that the Company is subject to under its credit agreement;
·
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

·
market conditions, third party actions or approvals, the impact of competition and other factors that could delay or increase the cost of implementation of the Company's programs, or alter the Company's actions and reduce actual results;

·	the risk that the Company may be subject to governmental sanctions for failure to comply with applicable regulations;
·	failure to operate our information systems and implement new technology effectively, as well as maintain the systems and processes designed to protect our electronic data;
·	the risk that the Company's reported goodwill may become impaired, requiring the Company to take a charge against its income; or
·	other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q and 10-K.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2013 7/1/13 – 7/28/13	313,459	$46.76	313,459	$57,119,130
August 2013 7/29/13 – 9/1/13	212,200	$45.88	212,000	$547,384,114
September 2013 9/2/13 – 9/29/13	117,900	$47,61	117,900	$541,771,157
Total	643,559	$46.62	643,559	$541,771,157

On May 19, 2011, the Company announced its Board of Directors authorized the repurchase of $500 million in common stock. On August 1, 2013, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under these authorizations, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

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

HASBRO, INC.
(Registrant)

Date: November 5, 2013	By: /s/ Deborah Thomas
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