Form 10-K
period 2013-12-29
HASBRO INC
filed 2014-02-26
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2013

Commission file number1-6682

Hasbro, Inc.

(Exact Name of Registrant, As Specified in its Charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer
Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island	02861
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (401) 431-8697

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Global Select Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☒	Accelerated filer	☐	Non-Accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒.

The aggregate market value on June 28, 2013 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $5,179,219,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 10, 2014 was 130,944,461.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

HASBRO, INC.

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our business and marketing strategies, anticipated financial performance or business prospects in future periods, including with respect to our planned cost savings initiative, expected technological and product developments, the expected content of and timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of planned entertainment releases including motion pictures, television and digital products; and marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

PART I

Item 1.	Business.

General Development and Description of Business and Business Segments

Except as expressly indicated or unless the context otherwise requires, as used herein, “Hasbro”, the “Company”, “we”, or “us”, means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

Overview

We are a branded-play company dedicated to fulfilling the fundamental need for play for children and families through creative expression of the Company’s world class brand portfolio. From toys and games to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro executes its brand blueprint in all of its operations. At the center of its brand blueprint, Hasbro re-imagines, re-invents, and re-ignites its owned and controlled brands, and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of licensed products, ranging from traditional to high-tech and digital, under well-known brand names structured within the Company’s brand architecture.

The Company’s brand architecture identifies franchise brands, challenger brands, gaming mega brands, key partner brands and new brands. The Company’s franchise and challenger brands represent Company-owned brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. Franchise brands are the Company’s most significant owned or controlled brands which it believes have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not yet achieved franchise brand status, but which the Company believes have the potential to do so with investment and time. The Company’s franchise brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, while challenger brands include BABY ALIVE, DUEL MASTERS, FURBY, FURREAL FRIENDS and PLAYSKOOL. The Company’s gaming mega brands are BOP IT!, CONNECT 4, ELEFUN & FRIENDS, JENGA, LIFE, OPERATION and TWISTER. Hasbro also seeks to imagine, invent and ignite new or archived brands offering engaging branded play experiences. In addition to product offerings under Hasbro-owned brands, or brands which if not entirely owned are broadly controlled by the Company, offerings may also include products which are branded and developed under key licenses. Significant partner brands include BEYBLADE, MARVEL characters including SPIDER-MAN and THE AVENGERS, ROVIO, SESAME STREET and STAR WARS product offerings. Both MARVEL and STAR WARS are owned by the Walt Disney Company (“Disney”).

Our innovative product offerings encompass a broad variety of toys including boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include action battling, board, off-the-board, digital, card, electronic, trading card and role-playing games.

As part of our brand blueprint, we seek to expand our brands through entertainment, including television and movies, digital gaming and out-licensing. Hasbro Studios LLC (“Hasbro Studios”), our wholly-owned production studio, produces television programming primarily based on our brands and distributes such programming globally. Domestically, Hasbro Studios distributes television programming to Hub Television Network, LLC (“Hub Network”), a joint venture between the Company and Discovery Communications, Inc. (“Discovery”), which operates a cable television network in the United States dedicated to high-quality children’s and family entertainment. Hasbro Studios also distributes television programming internationally to broadcasters and cable networks as well as on various digital platforms like iTunes and Netflix. In July 2013, the Company acquired a 70% majority stake in Backflip Studios, LLC (“Backflip”), a mobile game developer, which allows us to leverage Backflip’s existing and new intellectual properties while also extending our own brands through mobile digital gaming. Lastly, we license certain of our trademarks, characters and other property rights to third parties for use in connection with digital gaming, consumer promotions, and for the sale of non-competing toys and games and lifestyle products, or in certain situations, to utilize them for toy products where we consider the out-licensing of brands to be more effective.

Product Categories

A key part of our brand blueprint focuses on the importance of reinforcing the storyline associated with our brands through the use of media-based entertainment, including television, motion pictures and digital media as well as creating a digital environment for certain products through the use of digital applications and internet websites. In addition, digital applications have also been created to extend storylines for certain brands and to interact with certain analog products. While certain media-based entertainment benefit only one particular product category, others, specifically major motion pictures, can impact more than one product category. In 2012, the Company benefited from significant sales of MARVEL products related to two major motion picture releases, MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN. During 2013, the Company had product offerings based on theatrical releases of two major motion pictures based on MARVEL properties, IRON MAN 3 and THOR: THE DARK WORLD; however, sales of MARVEL products experienced a difficult comparison against the noteworthy success of the products sales based on the 2012 releases. In 2014, the Company anticipates product offerings based on planned theatrical releases of TRANSFORMERS: AGE OF EXTINCTION from Paramount Pictures as well as CAPTAIN AMERICA: THE WINTER SOLDIER and GUARDIANS OF THE GALAXY from Marvel Studios and THE AMAZING SPIDER-MAN 2 from Sony Pictures. The Company also anticipates sales of STAR WARS product offerings supported by new television programming, STAR WARS REBELS, developed by Lucasfilm Ltd. (“Lucasfilm”).

We market our brands under the following primary product categories: (1) boys; (2) games; (3) girls; and (4) preschool toys. Descriptions of these product categories are as follows:

Boys’ franchise brands included the NERF line of sports and action products and TRANSFORMERS action figures and accessories. Our boys’ category also includes SUPER SOAKER water blasters, G.I. JOE action figures and accessories and entertainment-based licensed products based on popular movie, television and comic book characters, such as BEYBLADE tops and accessories and MARVEL and STAR WARS toys and accessories. In 2013, the TRANSFORMERS brand was supported by an animated television series produced by Hasbro Studios which was distributed on a global basis. AVENGERS, BEYBLADE, SPIDER-MAN and STAR WARS products were each supported by animated television series produced and distributed by third parties in

2013. TRANSFORMERS products will be supported by the expected major motion picture release of TRANSFORMERS: AGE OF EXTINCTION in June 2014. During 2013, MARVEL products, particularly IRON MAN and THOR products, were supported by the motion picture releases of IRON MAN 3 and THOR: THE DARK WORLD; and G.I. JOE products were supported by the motion picture release of G.I. JOE: RETALIATION. In 2014, MARVEL products will be supported by the planned major motion picture releases of CAPTAIN AMERICA: THE WINTER SOLDIER in April 2014, THE AMAZING SPIDER-MAN 2 in May 2014 and GUARDIANS OF THE GALAXY in August 2014. The STAR WARS brand is expected to be supported by new television programming, STAR WARS REBELS, developed by Lucasflim in late 2014. In addition to marketing and developing action figures and accessories for traditional play, the Company also develops and markets products designed for collectors, which has been a key component of the success of the TRANSFORMERS, STAR WARS and MARVEL brands.

In July 2013, the Company announced that it had entered into amended agreements related to its MARVEL and STAR WARS licenses with Disney. The term of the MARVEL agreement was extended through 2020 and both the MARVEL and STAR WARS agreements include additional guaranteed royalties.

Our games category includes an assortment of well known brands delivered on various platforms, including action battling, board, off-the-board, digital, trading card and role-playing games. Franchise brands included MAGIC: THE GATHERING and MONOPOLY, and other major game brands included BATTLESHIP, BOP-IT, CANDYLAND, CLUE, CONNECT 4, CRANIUM, DUEL MASTERS, ELEFUN & FRIENDS, GAME OF LIFE, JENGA, OPERATION, RISK, SORRY!, TRIVIAL PURSUIT, TWISTER, and YAHTZEE. In recent years, we have focused on investing more heavily in fewer initiatives and have centralized our games marketing and development. We continue to evolve our approach to gaming using consumer insights and offering gaming experiences relevant to consumer demand for face-to-face, off-the-board and other game play including the launch of new play patterns such as the introduction of action battling with TRANSFORMERS BOT SHOTS and ANGRY BIRDS STAR WARS. In 2013, the ANGRY BIRDS STAR WARS product line was extended to include ANGRY BIRDS TELEPODS which integrates analog and mobile gaming. Furthermore, and as mentioned above, in July 2013, we acquired a 70% majority stake in Backflip to expand our expertise and product offerings in the mobile gaming arena. Backflip’s game titles are distributed primarily through the Apple APP Store and GOOGLE Play Store and include DRAGONVALE, NINJUMP and PAPER TOSS. In 2014 and beyond, we plan to introduce additional game titles including PLUNDERNAUTS, DWARVEN DEN and NERF ZOMBIE STRIKE.

In our girls’ category, we seek to provide a traditional and wholesome play experience. Girls’ franchise brands include LITTLEST PET SHOP, MY LITTLE PONY and NERF REBELLE. Other major girls’ toy brands include FURREAL FRIENDS, BABY ALIVE, EASY BAKE and FURBY. The LITTLEST PET SHOP and MY LITTLE PONY brands were supported and will continue to be supported by television programming produced by Hasbro Studios in 2013 and 2014. These brands are further supported by digital gaming with licensed partners. The MY LITTLE PONY brand was also re-imagined with the successful launch of MY LITTLE PONY EQUESTRIA GIRLS product line which was supported by the release of an animated movie in 2013 and an expected animated movie release in 2014. In 2013, we expanded our NERF brand into the girls’ category with the introduction of NERF REBELLE, a line of action performance products marketed to girls. We re-introduced a new FURBY product line in English-speaking markets in 2012 and in certain non-English speaking markets in 2013.

Our preschool category encompasses a range of products for infants and preschoolers in various stages of development. Franchise brand offerings in the preschool category included PLAY-DOH and TRANSFORMERS. Other major preschool brands include PLAYSKOOL and products based on the SESAME STREET portfolio of characters. PLAY-DOH products include modeling compound and playsets. In 2014, we plan to introduce DOH VINCI, a new line of arts and crafts products. Our PLAYSKOOL brand includes well-known products such as MR. POTATO HEAD, SIT ‘N SPIN, ROCKTIVITY and GLOWORM, along with a line of infant toys including STEP START WALK’ N RIDE and ELEFUN BUSY BALL POPPER. Our preschool category also includes certain MARVEL, STAR WARS and TRANSFORMERS action figures and playsets marketed under PLAYSKOOL HEROES. Sales in our preschool category also benefit from several educational and interactive products under our licensing agreement with Sesame Workshop that provides us with the licensed rights to produce products based on the SESAME STREET portfolio of characters, including ELMO, GROVER and COOKIE MONSTER, among others.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products described above. Our toy and game products are primarily developed by a global development group while our global marketing function establishes brand direction and assists the segments in establishing certain local marketing programs. The costs of these groups are allocated to the principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for non-competing products and also conducts our movie, television and digital gaming entertainment operations, including the operations of Hasbro Studios and Backflip. Our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments. Financial information with respect to our segments and geographic areas is included in note 19 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

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

U.S. and Canada

This segment engages in the marketing and sale of our product categories in the United States and Canada. The U.S. and Canada segment’s strategy is based on promoting our brands through innovation and reinvention of toys and games. This is accomplished through introducing new products and initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. This strategy leverages off of efforts to increase consumer awareness of the Company’s brands through entertainment experiences, including motion pictures and television programming. Major 2013 brands and products included BEYBLADE products, DUEL MASTERS, FURBY, FURREAL FRIENDS, MAGIC: THE GATHERING, MARVEL products, MY LITTLE PONY, NERF, PLAY-DOH, PLAYSKOOL, SESAME STREET products, STAR WARS products and TRANSFORMERS.

International

The International segment engages in the marketing and sale of our product categories to retailers and wholesalers in most countries in Europe, Latin and South America and the Asia Pacific region and through distributors in those countries where we have no direct presence. We have offices in more than 35 countries contributing to sales in more than 120 countries. In addition to growing brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into emerging markets in Eastern Europe, Asia and Latin and South America. Emerging markets are an area of high priority for Hasbro as they offer greater opportunities for revenue growth. Key emerging markets include Russia, Brazil and the People’s Republic of China (“China”). In 2013 and 2012, net revenues in emerging markets grew 25% and 16%, respectively, and represented more than 10% of consolidated net revenues in each of these years. Key brands during 2013 included FURBY, FURREAL FRIENDS, LITTLEST PET SHOP, MAGIC: THE GATHERING, MARVEL products, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH, PLAYSKOOL, STAR WARS products and TRANSFORMERS.

Entertainment and Licensing

Our Entertainment and Licensing segment includes our lifestyle licensing, digital gaming, television and movie entertainment operations. Our lifestyle licensing category seeks to promote our brands through the out-

licensing of our intellectual properties to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings, such as apparel, publishing, home goods and electronics, or in certain situations, to utilize them for toy products where we consider the out-licensing of brands to be more effective.

Our digital gaming business seeks to promote our brands through the out-licensing of our intellectual properties to a number of partners who develop and offer digital games for play on mobile devices, personal computers, and video game consoles based on those brands. Our agreement with Electronic Arts Inc. (“EA”), grants exclusive worldwide rights to create mobile games based on a number of our intellectual properties, including MONOPOLY, SCRABBLE, YAHTZEE and GAME OF LIFE. We also have agreements with Activision for digital games based on the TRANSFORMERS brand, DeNA for mobile games based on the TRANSFORMERS brand, GameLoft for mobile games based on MY LITTLE PONY and LITTLEST PET SHOP brands, Jagex for an online TRANSFORMERS game for Western Markets, and Ubisoft for console games based on MONOPOLY, SCRABBLE, TRIVIAL PURSUIT and others. We also license our brands to third parties engaged in other forms of gaming, including Scientific Games Corporation. Furthermore, in July 2013, we acquired a 70% majority stake in Backflip, a mobile game developer whose mobile gaming product offerings include DRAGONVALE, NINJUMP and PAPER TOSS. In 2014 and beyond, Backflip intends to focus on its existing product lines and launching new games, including those based on Hasbro brands.

To support our strategic objective of further developing our brands through television entertainment, we operate a wholly-owned television studio, Hasbro Studios, which produces television programming primarily based on our brands, which is distributed on a global basis. In addition, Hasbro Studios has a coordinated development process which aligns with our 50% interest in a joint venture with Discovery that operates Hub Network, a cable television network in the United States. Hub Network is dedicated to providing high-quality children’s and family entertainment.

In addition to the above, we also seek to promote and leverage our brands through major motion pictures. In June 2014, TRANSFORMERS: AGE OF EXTINCTION, the fourth major motion picture based on the TRANSFORMERS brand, is scheduled to be released by Paramount Pictures. In 2013, G.I. JOE: RETALIATION, the second major motion picture based on the G.I. JOE brand, was released. In May 2012, BATTLESHIP was released by Universal Pictures.

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

Each of our four product categories, namely boys, games, girls and preschool, generate greater than 10% of our net revenues. For more information, including the amount of net revenues attributable to each of our four product categories, see note 19 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

Working Capital Requirements

Our working capital needs are financed primarily through cash generated from operations and, when necessary, proceeds from short-term borrowings. Our borrowings generally reach peak levels during the third or fourth quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday season. The strategy of retailers has generally been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that retailers will continue to follow this strategy. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half. In 2013, the second half of the year accounted for approximately 65% of full year revenues with the third and fourth quarters accounting for 34% and 31% of full year net revenues, respectively.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Retailers generally time their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. The types of programs that we plan to employ to promote sales in 2014 are substantially the same as those we employed in 2013 and in prior years.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2013, we utilized cash from our operations and borrowings under our commercial paper program and uncommitted lines of credit to meet our cash flow requirements.

Royalties and Product Development

Our success is dependent on continuous innovation in our entertainment offerings, including both the continuing development of new brands and products and the redesign of existing products to drive consumer interest and market acceptance. Our toy and game products are developed by a global development group and the costs of this group are allocated to the selling entities which comprise our principal operating segments. In 2013, 2012 and 2011, we incurred expenses of $207,591, $201,197 and $197,638, respectively, on activities relating to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

In 2013, 2012 and 2011, we incurred $338,919, $302,066 and $339,217, respectively, of royalty expense. In 2013, royalty expense included $63,801 related to the settlement of an arbitration award for a dispute between the Company and an inventor as well as the amendment of its license agreement with Zynga. Our royalty expense in any given year may also vary depending upon the timing of movie releases and other entertainment media.

Marketing and Sales

As we are focused on re-imagining, re-inventing and re-igniting our many brands and imagining, inventing and igniting new brands, we have a global marketing function which establishes brand direction and messaging, as well as assists the selling entities in establishing certain local marketing programs. The costs of this group are allocated to the selling entities which comprise our principal operating segments. We also maintain sales and marketing functions in our selling entities which are responsible for local market activities and execution. Our products are sold globally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. While we have thousands of customers, the majority of our sales are to large chain stores, distributors and wholesalers. While this concentration of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2013, net revenues from our three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation represented 16%, 10% and 9%, respectively, of consolidated net revenues, and sales to our top five customers, including Wal-Mart, Toys “R” Us, Inc. and Target, accounted for approximately 39% of our consolidated net revenues. In the U.S. and Canada segment, approximately 61% of our net revenues were derived from these top three customers.

We advertise many of our toy and game products extensively on television. In addition, we engage in digital marketing and advertising for our brands. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. Hasbro Studios produces television entertainment based primarily on our brands which appears on Hub Network in the U.S., other major networks internationally and on various other digital platforms, such as Netflix and iTunes. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase certain of our new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows. In 2013, 2012 and 2011, we incurred $398,098, $422,239 and $413,951, respectively, in expense related to advertising and promotion programs. Certain entertainment-based products, such as products based on major motion pictures, generally do not require the same level of advertising that we spend on other non-entertainment based products.

Manufacturing and Importing

During 2013 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

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

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2014 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured and production shifted to those new sources. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China, or other factors which increase the cost of manufacturing in China, such as higher Chinese labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured in China and imported into other markets.

Competition

We are a worldwide leader in the design, manufacture and marketing of toys and games and other entertainment offerings, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with companies that offer branded entertainment focused on children and their families. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products. To a lesser extent, competition is also based on product pricing. In entertainment, Hasbro Studios and Hub Network compete with other children’s television networks and entertainment producers, such as Nickelodeon, Cartoon Network and Disney Channel, for viewers, advertising revenue and distribution.

In addition to contending with competition from other toy and game and branded-play entertainment companies, we contend with the phenomenon that children are increasingly sophisticated and have been moving away from traditional toys and games at a younger age. Thereby, the variety of product and entertainment offerings available for children has expanded and product lifecycles have shrunk as children move on to more sophisticated offerings at younger ages. We refer to this as “children getting older younger.” As a result, our products not only compete with those offerings produced by other toy and game manufacturers, we also compete, particularly in meeting the demands of older children, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other consumer electronic products.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry as well as the emergence of new technologies continually creates new opportunities for existing competitors and start-ups to develop products that compete with our entertainment and toy and game offerings.

Employees

At December 29, 2013, we employed approximately 5,000 persons worldwide, approximately 2,500 of whom were located in the United States.

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

Government Regulation

Our toy and game products sold in the United States are subject to the provisions of The Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, (as amended, the “CPSA”), The Federal Hazardous Substances Act (the “FHSA”), The Flammable Fabrics Act (the “FFA”), and the regulations promulgated thereunder. In addition, a few of our products, such as the food mixes for our EASY-BAKE ovens, are also subject to regulation by the Food and Drug Administration.

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

Consumer product safety laws also exist in some states and cities within the United States and in many international markets including Canada, Australia and Europe. We utilize independent third party laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, other applicable domestic and international product standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that our products are or will be hazard free. Any material product recall or other safety issue impacting our product could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, and could negatively affect sales of our other products as well.

The Children’s Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, the rules and regulations of the Federal Trade Commission, as well as the laws of certain other countries, also place limitations on television commercials during children’s programming and on advertising in other forms to children, and on the collection of information from children under the age of thirteen subject to the provisions of the Children’s Online Privacy Protection Act.

We maintain programs to comply with various United States federal, state, local and international requirements relating to the environment, health, safety and other matters.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	50	President and Chief Executive Officer	Since 2008
David D. R. Hargreaves(2)	61	Executive Vice President and Chief Strategy Officer	Since 2013
Deborah M. Thomas(3)	50	Executive Vice President and Chief Financial Officer	Since 2013
Duncan J. Billing(4)	55	Executive Vice President and Chief Development Officer	Since 2013
Barbara Finigan(5)	52	Senior Vice President, Chief Legal Officer and Secretary	Since 2010
John A. Frascotti(6)	53	Executive Vice President and Chief Marketing Officer	Since 2013
Wiebe Tinga(7)	53	Executive Vice President and Chief Commercial Officer	Since 2013
Martin R. Trueb	61	Senior Vice President and Treasurer	Since 1997

(1)	Prior thereto, Chief Operating Officer from 2006 to 2008.
(2)	Prior thereto, Chief Operating Officer from 2009 to 2013; prior thereto, Chief Operating Officer and Chief Financial Officer from 2008 to 2009.
(3)	Prior thereto, Senior Vice President and Chief Financial Officer from 2009 to 2013; prior thereto, Senior Vice President, Head of Corporate Finance from 2008 to 2009.
(4)	Prior thereto, Senior Vice President and Global Chief Development Officer from 2008 to 2013; prior thereto, Chief Marketing Officer, U.S. Toy Group from 2004 to 2008.
(5)	Prior thereto, Vice President, Employment, Litigation and Compliance since 2006.
(6)	Prior thereto, Senior Vice President and Global Chief Marketing Officer from 2008 to 2013.
(7)	Prior thereto, President, North America from 2012 to 2013; prior thereto; President, Latin America, Asia Pacific and Emerging Markets from 2006 to 2012.

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

Forward-Looking Information and Risk Factors That May Affect Future Results

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our business and marketing strategies, anticipated financial performance or business prospects in future periods, including with respect to our planned cost savings initiative, expected technological and product developments, the expected content of and timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of planned entertainment releases including motion pictures, television and digital products; and marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

We are focusing our global efforts around our brand architecture, which includes a heightened emphasis and reliance on our franchise and partner brands.

We have made a strategic decision to focus on fewer, larger global brands as we build our business. We are moving away from SKU making behaviors, which involve building a large number of products across many brands, towards global brand building with an emphasis on our franchise and partner brands, which we view as having the largest global potential. As we concentrate our efforts on a more select group of brands, our future success depends to a greater extent on our ability to successfully develop those brands across our brand blue print and to maintain and extend the reach and relevance of those brands to global consumers in wide array of markets. In 2013 revenues from our seven franchise brands, LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, NERF, MY LITTLE PONY, PLAY-DOH and TRANSFORMERS, totaled 44% of our aggregate net revenues. Our key partner brands, such as DISNEY, MARVEL, LUCASFILM, SESAME STREET and ROVIO, also constitute a significant portion of our overall business. Together our franchise and partner brands are critical to our business. If we are unable to successfully execute this strategy and to maintain and develop our franchise and key partner brands in the future, such that our product offerings based on these brands are not sought after by consumers, our revenues and profits will decline and our business performance will be harmed.

Consumer interests change rapidly, making it difficult to design and develop products which will be popular with children and families.

The interests of children and families evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate the types of entertainment content, products and play patterns which will capture children’s and families’ interests and imagination and quickly develop and introduce innovative products which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever increasing utilization of technology and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of entertainment and consumer properties and products which compete for children’s and families’ interest and acceptance, create an environment in which some products can fail to achieve consumer acceptance, and other products can be popular during a certain period of time but then be rapidly replaced. As a result, individual child and family entertainment products and properties often have short consumer life cycles. If we devote time and resources to developing entertainment and products that consumers do not find interesting enough to buy in significant quantities to be profitable to us, our revenues and profits may decline and our business performance may be damaged.

Additionally, our business is increasingly global and depends on interest in and acceptance of our child and family entertainment products and properties by consumers in diverse markets around the world with different tastes and preferences. As such, our success depends on our ability to successfully predict and adapt to changing consumer tastes and preferences in multiple markets and geographies and to design product and entertainment offerings that can achieve popularity globally over a broad and diverse consumer audience.

The challenge of continuously developing and offering products that are sought after by children is compounded by the sophistication of today’s children and the increasing array of technology and entertainment offerings available to them.

Children are increasingly utilizing electronic offerings such as tablet devices and mobile phones and they are expanding their interests to a wider array of innovative, technology-driven entertainment products and digital and social media offerings at younger and younger ages. Our products compete with the offerings of consumer electronics companies, digital media and social media companies. To meet this challenge we, and our competitors, are designing and marketing products which incorporate increasing technology, seek to combine digital and analog play, and capitalize on new play patterns and increased consumption of digital and social media.

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

The children’s and family entertainment industry is highly competitive and the barriers to entry are low. If we are unable to compete effectively with existing or new competitors or with our retailer’s private label toy products our revenues, market share and profitability could decline.

The children’s and family entertainment industry is, and will continue to be, highly competitive. We compete in the United States and internationally with a wide array of large and small manufacturers, marketers, and sellers of analog toys and games, digital gaming products, digital media, products which combine analog and digital play, and other entertainment and consumer products, as well as with retailers who offer such products under their own private labels. We face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer acceptance and purchase.

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

In recent years, retailers have also developed their own private-label products that directly compete with the products of traditional manufacturers. Some retail chains that are our customers sell private-label children’s and family entertainment products designed, manufactured and branded by the retailers themselves. These products may be sold at prices lower than our prices for comparable products, which may result in lower purchases of our products by these retailers and may reduce our market share.

An inability to develop and introduce planned products, product lines and new brands in a timely and cost-effective manner may damage our business.

In developing products, product lines and new brands we have anticipated dates for the associated product and brand introductions. When we state that we will introduce, or anticipate introducing, a particular product, product line or brand at a certain time in the future those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. There is no guarantee that we will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ compressed shipping schedules and the seasonality of our business. The risk is also exacerbated by the increasing sophistication of many of the products we are designing, and brands we are developing in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new brand introduction to be discontinued.

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

Challenging market conditions in certain developed economies, such as in the United States, Canada, Australia and certain Western European countries, make it more difficult for us to succeed.

Our future success in the United States, Canada, Australia, Europe and other developed economies is impacted by market conditions. For example, a European sovereign debt crisis or other significant negative shock to European markets could lead to a recession in Europe, which may negatively impact consumers and in turn, sales of our products in the European markets. Similar negative events impacting the market in the United States and other developed economies may harm our business.

Many categories within the toy, game and family entertainment industries in the United States, Canada, Australia, certain Western European countries and other developed economies have not grown, or in some cases have even declined, in recent years. In addition, many current economic predictions suggest developed economies may grow only modestly, if at all, in the next several years. We have substantial business in developed economies, and these markets represent a majority of our current product sales. It is more difficult for us to grow, or even maintain, our business when the overall market in certain of the major countries we serve is not growing or is declining. To succeed in a market that is stable or declining, we must maintain or gain market share from our competitors, which is more difficult than growing in an expanding market. As long as economic conditions in the developed economies remain difficult, this will be an additional challenge for the Company.

An increasing portion of our business is expected to come from emerging markets, and growing business in emerging markets presents additional challenges.

We expect an increasing portion of our net revenues to come from emerging markets, including Eastern Europe, Latin America and Asia. In 2013 revenues in emerging markets constituted approximately 14% of our net revenues, up from only 6% of our net revenues in 2010. Over time, we expect our emerging market net revenues to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved international markets. Operating in an increasing number of markets, each with its own unique consumer preferences and business climates, presents additional challenges that we must meet. In addition to the need to successfully anticipate and serve different global consumer preferences and interests, sales and operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to other risks associated with international operations, including:

•

Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies and the evolution of laws and regulations that impact our product offerings and related enforcement;

•	Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions which may impact our income tax expense;

•	Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the United States;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; and

•	The imposition of tariffs, quotas, or other protectionist measures.

Because of the importance of our emerging market net revenues, our financial condition and results of operations could be harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our emerging market business.

Our business depends in large part on the success of our key partner brands and on our ability to maintain and extend solid relationships with our key partners.

As part of our strategy, in addition to developing and marketing products based on properties we own or control, we also seek to obtain licenses enabling us to develop and market products based on popular entertainment properties owned by third parties.

We currently have in-licenses to several successful entertainment properties, including MARVEL and STAR WARS, owned by Disney as well as SESAME STREET and ROVIO. These licenses typically have multi-year terms and provide us with the right to market and sell designated classes of products. In recent years our sales of products under the MARVEL, STAR WARS, SESAME STREET and ROVIO licenses have been highly significant to our business. If we fail to meet our contractual commitments and/or any of these licenses were to terminate and not be renewed, or the popularity of any of these licensed properties was to significantly decline, our business would be damaged and we would need to successfully develop and market other products to replace the products previously offered under license.

Our license to the MARVEL property is granted from Marvel Entertainment, LLC and Marvel Characters B.V. (together “Marvel”). Our license to the STAR WARS property is granted by Lucas Licensing Ltd. and Lucasfilm Ltd. (together “Lucas”). Both Marvel and Lucas are owned by The Walt Disney Company.

Entertainment is an increasingly important success factor for our brand awareness and brand building.

Entertainment media, in forms such as television, motion pictures, digital products, DVD releases and other media, have become increasingly important platforms for consumers to experience our owned and partner brands and the success, or lack of success, of such media efforts can significantly impact the demand for our products and our financial success. We spend considerable resources in designing and developing products in conjunction with planned media releases. Not only our efforts, but the efforts of third parties, heavily impact the timing of media development, release dates and the ultimate consumer interest in and success of these media efforts.

The ultimate timing and success of such projects is critically dependent on the efforts and schedules of our licensors, and studio and media partners. We do not fully control when or if any particular motion picture projects will be greenlit, developed or released, and our licensors or media partners may change their plans with respect to projects and release dates or cancel development all together. This can make it difficult for us to get feature films developed, plan future entertainment slates and to successfully develop and market products in conjunction with future motion picture and other media releases, given the lengthy lead times involved in product development and successful marketing efforts.

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

Motion pictures, television, digital products or other media for which we develop products may not be as popular with consumers as we anticipated. While it is difficult to anticipate what products may be sought after by consumers, it can be even more difficult to properly predict the popularity of media efforts and properties given the broad array of competing offerings. If our and our partners’ media efforts fail to garner sufficient consumer interest and acceptance, our revenues and the financial return from such efforts will be harmed.

Hub Network, our cable television joint venture with Discovery Communications, Inc. in the United States, competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees. There is no guarantee that Hub Network will be successful. Similarly, Hasbro Studios’ programming distributed internationally and Backflip Studio’s digital products compete with content from many other parties. Lack of consumer interest in and acceptance of content developed by Hasbro Studios and Backflip Studios, or other content appearing on Hub Network, and products related to that content, could significantly harm our business. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with our investment in Hub Network, such as difficulties in increasing subscribers to the network or in building advertising revenues for Hub Network. During 2013 the Company spent $41,325 for programming developed by Hasbro Studios and anticipates that it will continue spending at comparable levels in 2014 and future years.

At December 29, 2013, $321,876, or 7.3%, of our total assets, represented our investment in Hub Network. If Hub Network does not achieve success, or if there are subsequent declines in the success or profitability of the channel, then our investment may become impaired, which could result in a write-down through net earnings.

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

The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in our under producing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods, particularly from the Far East, during the critical months leading up to the holiday shopping season.

The concentration of our retail customer base means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 29, 2013, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, accounted for approximately 16%, 10% and 9%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 39% of our consolidated net revenues. In the U.S. and Canada segment, approximately 61% of the net revenues of the segment were derived from our top three customers. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. Customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products, and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and profitability.

Part of our strategy to remain relevant to children and families is to offer innovative products incorporating greater technology and which combine digital and analog play. These products can be more difficult and expensive to design and manufacture, margins on some portion of these products are lower than more traditional toys and games and such products may have short life spans.

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

Our costs for designing, developing and producing electronic and digital products, or products that combine digital and analog technology, tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to recoup these higher costs through sufficient sales quantities and to reflect higher costs in higher prices is constrained by heavy competition in consumer electronics and entertainment products, and can be further constrained by difficult economic conditions. As a consequence, our margins on the sales of these products can be lower than for more traditional products and we can face increased risk of not achieving sales sufficient to recover our costs. Additionally, designing, developing and producing electronic and digital products requires different competencies and follows different timelines than traditional toys and games. Delays in the design, development or production of electronic or digital products incorporated into or associated with traditional toys and games could have a significant impact on our ability to successfully offer such projects. In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter than traditional toys and games.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 29, 2013, our net revenues from the International segment comprised approximately 46% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved international markets. Additionally, as we discuss below, we utilize third-party manufacturers located in the Far East to produce the substantial majority of our products, and we have a manufacturing facility in Ireland. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

•	Currency conversion risks and currency fluctuations;

•	Limitations on the repatriation of earnings;

•	Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions which may impact income tax expense;

•	Political instability, civil unrest and economic instability;

•	Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement;

•	Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the United States;

•	Natural disasters and the greater difficulty and cost in recovering therefrom;

•	Transportation delays and interruptions;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	Increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws;

•	Changes in international labor costs and other costs of doing business internationally; and

•	The imposition of tariffs, quotas, or other protectionist measures.

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

Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary branded play entertainment products we offer. As we discussed above, weakened economic conditions, lowered employment levels or recessions in any of our major markets may significantly reduce consumer purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

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

Other conditions, such as the unavailability of sufficient quantities of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could further delay our products or increase the cost we pay to produce such products. For example, work stoppages, slowdowns or strikes, an outbreak of a severe public health pandemic, a natural disaster or the occurrence or threat of wars or other conflicts, all could impact our ability to manufacture or deliver product. Any of these factors could result in product delays, increased costs and/or lost sales for our products.

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

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by third parties and licensed to us. The success of entertainment properties for which we have a license, such as MARVEL, STAR WARS, SESAME STREET or ROVIO related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 29, 2013, we had $294,991 of prepaid royalties, $152,459 of which are included in prepaid expenses and other current assets and $142,532 of which are included in other assets. Under the terms of existing contracts as of December 29, 2013, we may be required to pay additional future minimum guaranteed royalties and other licensing fees totaling approximately $332,000. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties we have no guaranty that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.

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

Our use of third-party manufacturers to produce the substantial majority of our products, as well as certain other products, presents risks to our business.

We own and operate two manufacturing facilities, one in East Longmeadow, Massachusetts and the other in Waterford, Ireland. However, most of our products are manufactured by third-party manufacturers, the majority of which are located in China. Although, should changes be necessary, our external sources of manufacturing can be shifted, over a significant period of time, to alternative sources of supply. If we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, civil, labor or other factors beyond our control, including natural disasters or pandemics, our operations may be substantially disrupted, potentially for a significant period of time. This delay could significantly reduce our revenues and profitability and harm our business while alternative sources of supply are secured.

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

If we are unable to successfully adapt to the evolution of gaming, our revenues and profitability may decline.

Recognizing the critical need for increased innovation and a change in the way we go to market with gaming products in order to remain successful in the gaming business in the future, we began implementing a strategy in 2011 to reinvent our gaming business. The objective of this plan was to stabilize our gaming business in 2012, and to position it to grow in 2013 and beyond. Our strategy to drive our gaming business in the future involves substantial changes in how we market our gaming products to consumers and how we position them at retail, a focus on delivering industry leading innovation in gaming, a change in our allocation of focus across gaming brands, greater penetration of our brands into digital gaming and the successful combination of analog and digital gaming. Our strategy also involves making changes in how we design and develop our gaming products. We recognize the need to provide immersive game play that is easy for consumers to learn and play in shorter periods of time, as well as offer innovative face to face, off the board and digital gaming opportunities. People are gaming in greater numbers than ever before, but the nature of gaming has and continues to evolve quickly. To be successful our gaming offerings must evolve to anticipate and meet these changes in consumer gaming. Our failure to successfully implement our strategy and to keep up with the evolution of gaming could substantially harm our business, resulting in lost revenues and lost profits.

Our success is critically dependent on the efforts and dedication of our officers and other employees.

Our officers and employees are at the heart of all of our branded play efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed. Additionally, we have experienced significant changes in our workforce from our restructuring efforts and the recruitment and hiring of new skill sets required from our changing global business. We have added hundreds of employees in our global markets while reducing our overall workforce over the last several years. These changes in employee composition, both in terms of global distribution and in skill sets, has required changes in our business. Our loss of key management or other employees, or our inability to hire talented people with the skill sets we need for our changing business, could significantly harm our business.

To remain competitive we must continuously work to increase efficiency and reduce costs, but there is no guarantee we will be successful in this regard.

Our business is extremely competitive, the pace of change in our industry is getting faster and our competitors are always working to be more efficient and profitable. To compete we must continuously improve our processes, increase efficiency and work to reduce our expenses. To improve our profitability and competitiveness, in the fourth quarter of 2012 we implemented a global cost savings initiative. The objective of this initiative is to reduce our operating costs by an annual gross amount of $100 million by the end of 2015. We intend to achieve this by focusing on fewer, more global brand initiatives, workforce reductions, facility consolidation and other process improvements. However, these actions are no guarantee we will achieve our cost savings goal and we may realize fewer benefits than are expected from this initiative.

We rely on external financing, including our credit facility, to help fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our commercial paper program, revolving credit facility and our other credit facilities for working capital. We currently have a commercial paper program which, subject to market conditions, and availability under our committed revolving credit facility, allows us to issue up to $700,000 in aggregate amount of commercial paper outstanding from time to time as a source of working capital funding and liquidity. There is no guarantee that we will be able to issue commercial paper on favorable terms, or at all, at any given point in time.

We also have a revolving credit agreement that expires in 2017, which provides for a $700,000 committed revolving credit facility and a further source of working capital funding and liquidity. This facility also supports borrowings under our commercial paper program. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations.

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

As of December 29, 2013, we had $1,384,895 of total principal amount of long-term debt outstanding, including our 6.125% Notes which are due in May of 2014, which include principal amounts of $425,000. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. In addition, advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children under the age of thirteen is subject to the provisions of the Children’s Online Privacy Protection Act. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

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

Our intellectual property, including our license agreements and other agreements that establish our ownership rights and maintain the confidentiality of our intellectual property, is of great value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands in the United States and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the United States and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights could harm our business and competitive position. Much of our intellectual property has been internally developed and has no carrying value on our consolidated balance sheets. However, as of December 29, 2013, we had $375,999 of acquired product and licensing rights included in other assets on our consolidated balance sheets. Declines in the profitability of the acquired brands or licensed products or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions and investments have been a component of our historical growth and have enabled us to further broaden and diversify our product offerings. In making acquisitions or investments, we target companies that we believe offer attractive family entertainment products or offerings and/or the ability for us to leverage our entertainment offerings. In the case of our joint venture with Discovery, we looked to partner with a company that has shown the ability to establish and operate compelling entertainment channels. Additionally, through our acquisition of a 70% interest in Backflip Studios, we looked to strengthen our mobile gaming expertise. However, we cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products or services in the future.

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

We maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business and also contains certain customer and consumer data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, our consumers, or ourselves, failure to prevent or mitigate the loss of this data could disrupt our operations, damage our reputation, violate applicable laws and regulations and subject us to additional costs and liabilities that could be material.

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

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be periodically evaluated for impairment. At December 29, 2013, $594,321, or 13.5%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Global Operations and Entertainment and Licensing segments. The Company also owns an adjacent building consisting of approximately 23,000 square feet and leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet used by corporate functions. Hasbro also has a leased facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the U.S. and Canada segment, as well as the Entertainment and Licensing and Global Operations segments. In addition to the above facilities, the Company also leases office space consisting of approximately 104,200 square feet in Renton, Washington as well as warehouse space aggregating approximately 2,238,000 square feet in Georgia, California, Texas and Quebec that are also used by the U.S. and Canada segment. The Company also leases approximately 27,000 square feet in Burbank, California and 24,000 square feet in Boulder, Colorado that are used by the Entertainment and Licensing segment.

The Company owns manufacturing plants in East Longmeadow, Massachusetts and Waterford, Ireland used in our Global Operations segment. The East Longmeadow plant consists of approximately 1,148,000 square feet. The Waterford plant consists of approximately 244,000 square feet. The Global Operations segment also leases an aggregate of 98,000 square feet of office and warehouse space in Hong Kong as well as approximately 91,000 square feet of office space leased in the People’s Republic of China.

Outside of its United States and Canada facilities, the Company leases or owns property in over 30 countries. The primary locations in the International segment are in the United Kingdom, Mexico, Germany, France, Spain, Australia, Russia and Brazil, all of which are comprised of both office and warehouse space. In addition, the Company leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.

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

The Company has outstanding tax assessments in Mexico relating to the years 2000 through 2007. These tax assessments, which total approximately $249 million in aggregate (at year-end 2013 exchange rates including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging assessments for 2005 through 2007 through administrative appeals. The Company expects to be successful in sustaining its positions for all of these years. However, in order to challenge the outstanding tax assessments related to 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of December 29, 2013, bonds totaling approximately $187 million (at year-end 2013 exchange rates) have been posted related to the assessments for the years 2000 through 2004. These bonds guarantee the full amounts of the related outstanding tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post a bond related to the 2005 through 2007 assessments as the Company is challenging these through administrative appeals.

In 2013, an inventor brought claims against the Company based on two license agreements between the parties. One license agreement related to certain products included in the Company’s SUPER SOAKER product line. The other agreement related to certain products included in Hasbro’s NERF product line. The inventor licensor, Johnson Research (“Johnson”), claimed that the license agreements required the payment of royalties by the Company on a significantly greater number of products in each of those respective product lines than the Company believed was the case. The claims related to the NERF products were pursued by the licensor in binding arbitration in Atlanta, Georgia, as was required by the license. The licensor made a demand for arbitration in February of 2013, seeking damages related to claimed non-payment of royalties on certain NERF products for the years 2007 through 2012. The licensor’s claims related to the SUPER SOAKER products were not subject to binding arbitration and were the subject of a separate complaint filed by the licensor in February of 2013 in the United States District Court for the Northern District of Georgia.

The arbitration hearing with respect to the NERF claims took place in August of 2013 before a single arbitrator. On October 29, 2013, the arbitrator issued the ruling in the NERF arbitration. The arbitrator awarded a total of $70.0 million, including damages, interest, fees and expenses, to the licensor. The Company disagreed with the arbitrator’s ruling and filed a motion to vacate the arbitrator’s decision in U.S. District Court for the District of Rhode Island based on several legal grounds. Prior to a decision, on February 7, 2014, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Johnson with respect to all outstanding litigation and arbitration proceedings between the parties relating to two license agreements involving the Company’s NERF and SUPER SOAKER product lines (the “License Agreements”). Under the terms of the Settlement Agreement, the Company has agreed to pay Johnson a reduced amount of $58.04 million and Johnson agreed to release any and all claims arising from or relating to the License Agreements.

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

	Sales Prices		Cash Dividends Declared
Period	High	Low
2013
1st Quarter	$44.14	35.00	$0.40
2nd Quarter	48.97	42.57	0.40
3rd Quarter	49.75	44.69	0.40
4th Quarter	54.55	45.44	0.40
2012
1st Quarter	$37.70	31.51	$0.36
2nd Quarter	37.55	32.00	0.36
3rd Quarter	39.98	32.29	0.36
4th Quarter	39.96	34.91	0.36

The approximate number of holders of record of the Company’s Common Stock as of February 20, 2014 was 8,800.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2013 9/30/13 — 10/27/13	97,500	$46.70	97,500	$537,217,703

November 2013 10/28/13 — 12/1/13	113,000	$52.34	113,000	$531,303,532

December 2013 12/2/13 — 12/29/13	123,500	$52.48	123,500	$524,822,141

Total	334,000	$50.75	334,000	$524,822,141

On May 19, 2011, the Company announced that its Board of Directors authorized the repurchase of $500 million in common stock. Additionally, on August 1, 2013, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 6.	Selected Financial Data.

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Net revenues	$4,082,157	4,088,983	4,285,589	4,002,161	4,067,947
Net earnings	$283,928	335,999	385,367	397,752	374,930
Net loss attributable to noncontrolling interests	$(2,270)	—	—	—	—
Net earnings attributable to Hasbro, Inc.	$286,198	335,999	385,367	397,752	374,930
Per Common Share Data:
Net Earnings Attributable to Hasbro, Inc.
Basic	$2.20	2.58	2.88	2.86	2.69
Diluted	$2.17	2.55	2.82	2.74	2.48
Cash dividends declared	$1.60	1.44	1.20	1.00	0.80
Consolidated Balance Sheets Data:
Total assets	$4,402,267	4,325,387	4,130,774	4,093,226	3,896,892
Total long-term debt(1)	$1,388,285	1,396,421	1,400,872	1,397,681	1,131,998
Ratio of Earnings to Fixed Charges(2)	3.94	5.31	5.71	6.38	7.91
Weighted Average Number of Common Shares:
Basic	130,186	130,067	133,823	139,079	139,487
Diluted	131,788	131,926	136,697	145,670	152,780

(1)	Includes amounts reported as current portion of long-term debt.
(2)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before income taxes, less the Company’s share of earnings (losses) from equity investees plus fixed charges.

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

EXECUTIVE SUMMARY

Hasbro, Inc. (“Hasbro” or the “Company”) is a branded-play company dedicated to fulfilling the fundamental need for play for children and families through creative expression of the Company’s world class brand portfolio. From toys and games, to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro applies its brand blueprint to its broad portfolio of properties. The brand blueprint revolves around the objectives of continuously re-imagining, re-inventing and re-igniting the Company’s existing brands, imagining, inventing and igniting new brands, and offering consumers the ability to experience the Company’s brands in all areas of their lives.

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

The Company earns revenue and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company’s properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third parties, or in certain situations, toy products where the Company considers the out-licensing of brands to be more effective. The Company’s brand architecture includes franchise brands, key partner brands, challenger brands, gaming mega brands and new brands. The Company’s franchise and challenger brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and which have been successful over the long term. Franchise brands are the Company’s most significant owned or controlled brands which it believes have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not yet achieved franchise brand status, but have the potential to do so with investment and time. The Company’s franchise brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, while challenger brands include BABY ALIVE, FURBY, FURREAL FRIENDS, and PLAYSKOOL. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with an owned or controlled brand. By focusing on these brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During 2013 net revenues from the Company’s franchise brands increased by 15% and totaled 44% of total consolidated net revenues.

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

While the Company believes it has built a more sustainable revenue base by developing and maintaining its owned or controlled brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including SPIDER-MAN and THE AVENGERS; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; Sesame Workshop, related to the SESAME STREET characters and Rovio Entertainment Ltd. related to the ANGRY BIRDS brand. Both Marvel and Lucas are owned by The Walt Disney Company (“Disney”). Sales of MARVEL products are dependent upon the number and type of theatrical releases in any given year. In 2013, the Company and Disney amended both the Marvel and Lucas agreements which extended the term of the license for Marvel characters through 2020 and provides additional guaranteed royalty payments with respect to both MARVEL and STAR WARS products in anticipation of expected future motion pictures and other related entertainment through 2020. In 2013, the Company had sales of MARVEL products related to the May 2013 release of IRON MAN 3; however, these sales were not as significant as those sales of products in 2012 related to the theatrical releases of MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN. During 2014 the Company will market products related to three planned theatrical motion picture releases based on MARVEL properties, CAPTAIN AMERICA: THE WINTER SOLDIER, THE AMAZING SPIDER-MAN 2, and GUARDIANS OF THE GALAXY. The Company re-introduced BEYBLADE products, another licensed entertainment property, during the second half of 2010 and had significant sales in both 2011 and 2012. Sales of BEYBLADE products experienced an expected decline in 2013. In addition to offering products based on licensed entertainment properties, the Company also offers products which are licensed from outside inventors.

The Company also seeks to build all-encompassing brand experiences and drive product-related revenues by increasing the visibility of its brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had a number of motion pictures based on its brands released by major motion picture studios including three motion pictures based on its TRANSFORMERS brand, two motion picture based on its G.I. JOE brand and one motion picture based on its gaming mega brand, BATTLESHIP. The Company developed and marketed product lines based on these motion pictures. The next motion picture, TRANSFORMERS: AGE OF EXTINCTION, based on the Company’s TRANSFORMERS brand is scheduled to be released in June of 2014 by Paramount Pictures.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has an internal wholly-owned production studio, Hasbro Studios, which is responsible for the creation and development of television programming based primarily on Hasbro’s brands. This programming is currently aired in markets throughout the world. The Company is a 50% partner in a joint venture with Discovery Communications, Inc. (“Discovery”) which runs Hub Television Network, LLC (“Hub Network”), a cable television network in the United States dedicated to high-quality children’s and family entertainment. Programming on Hub Network includes content based on Hasbro’s brands as well as programming acquired from third parties. Hasbro Studios programming is distributed domestically to Hub Network, internationally to broadcasters and cable networks and on various digital platforms including Netflix and iTunes. The Company’s television initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in any form or format.

The Company’s strategic blueprint and brand architecture also focus on extending its brands further into digital media and gaming, including through the licensing of the Company’s properties to a number of partners who develop and offer digital games and other gaming experiences based on those brands. One example of these digital gaming relationships is the Company’s agreement with Electronic Arts Inc. (“EA”) under which EA has the rights to develop eight of Hasbro’s best-selling gaming brands for mobile platforms globally. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand, as well as with other third-party digital gaming companies, including DeNA and GameLoft.

Furthermore, on July 8, 2013, the Company acquired a 70% majority stake in Backflip Studios, LLC (“Backflip”), a mobile game developer based in Boulder, Colorado. Backflip’s product offerings include games for tablets and mobile devices including DRAGONVALE, NINJUMP and PAPER TOSS. In 2014 and beyond, Backflip intends to focus on its existing product lines and launch new games, including those based on Hasbro brands.

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

As the Company seeks to grow its business in entertainment, licensing and digital gaming, the Company will continue to evaluate strategic alliances and acquisitions, like Backflip, which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms and formats.

During the fourth quarter of 2012 the Company announced a multi-year cost savings initiative in which it targets annual cost reductions of $100,000 by the end of 2015. This plan included an approximate 10% workforce reduction, facility consolidations and process improvements which reduce redundancy and increase efficiencies. During 2013, the Company incurred restructuring and related pension charges of $43,702 and product-related charges of $19,736 related to this plan in addition to charges of $36,046 recognized during the fourth quarter of 2012. For the full year 2013, the Company recognized gross cost savings, before restructuring costs, from these actions of approximately $50,000. These savings are prior to other costs which have or are anticipated to increase in 2013 and in future years, such as compensation costs and other investments in certain components of the business.

The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2013, 2012 and 2011, the second half of the year accounted for 65%, 64% and 63% of the Company’s net revenues, respectively.

The Company sells its products both within the United States and in a number of international markets. In recent years, the Company’s international net revenues have experienced growth as the Company has sought to increase its international presence. Net revenues of the Company’s International segment represented 46%, 44% and 43% of total net revenues in 2013, 2012 and 2011, respectively. The Company has driven international growth by opportunistically opening offices in certain markets, primarily emerging markets, to develop a greater presence. Emerging markets offer greater opportunity for revenue growth than in developed economies which have faced challenging economic environments in recent years. In 2013 and 2012, net revenues from emerging markets increased by 25% and 16%, respectively, and represented more than 10% of consolidated net revenues in each of these years.

The Company’s business is separated into three principal business segments, U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment develops, markets and sells both toy and game products in the United States and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital licensing and gaming, movie and television entertainment operations. In addition to these three primary segments, the Company’s world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 through 2013, the Company’s Board of Directors (the “Board”) adopted seven successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,325,000. The seventh authorization was approved in August 2013 for $500,000. At December 29, 2013, the Company had $524,822 remaining available under theses authorizations. During the three years ended 2013, the Company spent a total of $625,554, to repurchase 15,424 shares in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. In addition to the share repurchase program, the Company also seeks to return excess cash through the payment of quarterly dividends. In February 2014 the Company’s Board increased the Company’s quarterly dividend rate to $0.43 per share, an 8% increase from the prior year quarterly dividend of $0.40 per share. This was the tenth dividend increase in the previous 11 years. During that period, the Company has increased its quarterly cash dividend from $0.03 to $0.43 per share.

Summary

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the three fiscal years ended December 29, 2013.

	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	41.0	40.9	42.8
Royalties	8.3	7.4	7.9
Product development	5.1	4.9	4.6
Advertising	9.8	10.3	9.7
Amortization of intangibles	1.9	1.3	1.1
Program production cost amortization	1.2	1.0	0.8
Selling, distribution and administration	21.3	20.7	19.2

Operating profit	11.4	13.5	13.9
Interest expense	2.6	2.2	2.1
Interest income	(0.1)	(0.1)	(0.2)
Other (income) expense, net	0.3	0.3	0.6

Earnings before income taxes	8.6	11.1	11.4
Income taxes	1.6	2.9	2.4

Net earnings	7.0	8.2	9.0
Net loss attributable to noncontrolling interests	—	—	—

Net earnings attributable to Hasbro, Inc.	7.0%	8.2%	9.0%

Results of Operations

The fiscal years ended December 29, 2013 and December 25, 2011 were each fifty-two week periods while the fiscal year ended December 30, 2012 was a fifty-three week period.

Net earnings, including the impact of noncontrolling interests in Backflip, for the fiscal year ended December 29, 2013 were $283,928. Net earnings attributable to Hasbro, Inc. for the fiscal year ended December 29, 2013 were $286,198, or $2.17 per diluted share. This compares to net earnings attributable to Hasbro, Inc. for fiscal 2012 and 2011 of $335,999, or $2.55 per diluted share and $385,367, or $2.82 per diluted share, respectively. Net earnings and diluted earnings per share for each fiscal year in the three years ended December 29, 2013 include certain charges and benefits as described below.

During 2013, the Company was involved in a dispute with an inventor related to the contractual interpretation of which products are subject to payment of royalties under a license agreement between the inventor and the Company which was adjudicated in binding arbitration. The arbitrator ultimately issued a ruling which awarded $70,046, including damages, interest, fees and expenses to the inventor. In February 2014, the Company and the inventor settled claims arising from or relating to this license agreement and a license agreement between the parties relating to the Company’s SUPER SOAKER product line for $58,040. For the year ended December 29, 2013, the Company recognized a charge, net of tax, related to the settlement of this arbitration award totaling $53,053, or $0.40 per diluted share.

Net earnings for 2013 also includes restructuring and related pension charges, net of tax, of $30,877, or $0.23 per diluted share, related to the multi-year cost savings initiative announced during the fourth quarter of 2012. During 2013 the Company also recognized product-related charges, net of tax, of $25,895, or $0.20 per diluted share, related to the exit from certain non-strategic brands. Net earnings for 2013 were also positively impacted by a favorable tax benefit of $23,637, or $0.18 per diluted share, related to the settlement of certain tax exams in the United States.

Net earnings for 2012 includes an unfavorable impact of $32,762, or $0.26 per diluted share, resulting from restructuring charges related to cost savings initiatives announced during the first and fourth quarters of 2012. Net earnings for 2011 includes an unfavorable impact of $9,178, or $0.07 per diluted share, resulting from costs associated with the reorganization of the Company’s games business announced during the second quarter of 2011. Net earnings for 2011 also includes a $0.15 per diluted share favorable tax benefit resulting from the settlement of tax examinations.

In July 2013 the Company acquired a 70% majority interest in Backflip. The Company is consolidating the financial results of Backflip in its consolidated financial statements and, accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of Backflip, with the 30% noncontrolling interests share reported as net loss attributable to noncontrolling interests in the consolidated statements of operations, and redeemable noncontrolling interests on the consolidated balance sheets. The results of operations for the year ended December 29, 2013 include the operations of Backflip from the acquisition closing date of July 8, 2013 and are reported in the Entertainment and Licensing segment.

Consolidated net revenues for the year ended December 29, 2013 were $4,082,157 compared to $4,088,983 in 2012 and $4,285,589 in 2011. Most of the Company’s net revenues and operating profits were derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. Consolidated net revenues in 2013 and 2012 were impacted by favorable/(unfavorable) foreign currency translation of approximately $3,700 and $(98,500), respectively. The following table presents net revenues by product category for the years ended December 29, 2013, December 30, 2012 and December 25, 2011.

	2013	% Change	2012	% Change	2011
Boys	$1,237,611	(22)%	1,577,010	(13)%	1,821,544
Games	1,311,205	10%	1,192,090	2%	1,169,672
Girls	1,001,704	26%	792,292	7%	741,394
Preschool	531,637	1%	527,591	(5)%	552,979

Net Revenues	$4,082,157		4,088,983		4,285,589

For the year ended December 29, 2013, decreased net revenues in boys category were almost wholly offset by increases in the games, girls and preschool categories. For the year ended December 30, 2012, decreased net revenues in the boys and preschool categories were partially offset by increases in the girls and games categories.

BOYS: Net revenues in the boys’ category decreased 22% in 2013 compared to 2012, primarily as a result of lower net sales of products related to the key licensed brands BEYBLADE, MARVEL and, to a lesser extent, STAR WARS. In 2012, net revenues benefited from higher sales of MARVEL products based on the theatrical releases of MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN. During 2013, the Company’s MARVEL sales were primarily related to the theatrical release of IRON MAN 3. The Company’s franchise brands, TRANSFORMERS and NERF, experienced moderate growth in 2013 compared to 2012 as a result of successful television programming and product innovation. Net revenues in the boys’ category decreased 13% in 2012 compared to 2011 as a result of lower net revenues from TRANSFORMERS and BEYBLADE products, which were partially offset by higher sales of MARVEL products, primarily due to sales of products based on the aforementioned theatrical releases. In 2011, TRANSFORMERS net revenues were positively impacted by the theatrical release of TRANSFORMERS: DARK OF THE MOON in June 2011. Also, 2011 marked the first full year of sales of BEYBLADE products, which were re-introduced during the second half of 2010.

GAMES: Net revenues in the games category increased 10% in 2013 compared to 2012. Several brands contributed to this growth including, but not limited to, MAGIC: THE GATHERING, JENGA, including sales of products co-branded under ANGRY BIRDS STAR WARS, ELEFUN & FRIENDS, MONOPOLY, including the introduction of MONOPOLY EMPIRE products, DUEL MASTERS, and TWISTER, including TWISTER RAVE. These higher net revenues were partially offset by lower net revenues from other game brands, including BATTLESHIP and SCRABBLE. Net revenues increased 2% in 2012 compared to 2011 as a result of higher net revenues from MAGIC: THE GATHERING, BATTLESHIP and TWISTER, as well as the introduction of boys’ action gaming products, which included STAR WARS FIGHTER PODS, ANGRY BIRDS STAR WARS and TRANSFORMERS BOT SHOTS. These higher net revenues were partially offset by lower net revenues from other game brands, including SCRABBLE, CONNECT 4 and YAHTZEE.

GIRLS: Net revenues in the girls’ category increased 26% in 2013 compared to 2012, primarily related to higher net revenues from MY LITTLE PONY, FURBY and NERF REBELLE products. Net revenues from MY LITTLE PONY products have gained momentum with support from the successful television program, MY LITTLE PONY: FRIENDSHIP IS MAGIC, as well as the third quarter 2013 introduction of MY LITTLE PONY EQUESTRIA GIRLS fashion doll products which was supported by the release of an animated movie in summer of 2013. Also, 2013 was the first full year of net revenues from FURBY products including the introduction of FURBY in non-English speaking markets. Lastly, NERF REBELLE, a line of action performance products, was successfully launched during the second half of 2013. These higher net revenues were partially offset by lower net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products. Net revenues in the girls’ category increased 7% in 2012 compared to 2011 primarily due to new initiatives including the introduction of FURBY in English-speaking markets as well as ONE DIRECTION products. Higher net revenues from MY LITTLE PONY products, supported by the aforementioned television programming, also contributed to growth in the girls’ category. These higher net revenues were partially offset by decreased net revenues from LITTLEST PET SHOP, FURREAL FRIENDS and STRAWBERRY SHORTCAKE products.

PRESCHOOL: Net revenues in the preschool category increased 1% in 2013 compared to 2012. Higher net revenues from PLAY-DOH, PLAYSKOOL HEROES, specifically TRANSFORMERS RESCUE BOTS, and SESAME STREET, including BIG HUGS ELMO, products were almost wholly offset by lower net revenues from TONKA and PLAYSKOOL products. In 2013, the Company elected to out-license the distribution of TONKA products to a third-party, thereby earning licensing revenue in 2013 compared to wholesale revenue in 2012. Net revenues in the preschool category decreased 5% in 2012 compared to 2011. Increased net revenues from PLAY-DOH were more than offset by declines in SESAME STREET and TONKA products.

The following table presents net revenues and operating profit data for the Company’s three principal segments for 2013, 2012 and 2011.

	2013	% Change	2012	% Change	2011
Net Revenues
U.S. and Canada	$2,006,079	(5)%	$2,116,297	(6)%	$2,253,458
International	$1,872,980	5%	$1,782,119	(4)%	$1,861,901
Entertainment and Licensing	$190,955	5%	$181,430	12%	$162,233

Operating Profit
U.S. and Canada	$313,746	(2)%	$319,072	15%	$278,356
International	$235,482	9%	$215,489	(20)%	$270,578
Entertainment and Licensing	$45,476	(15)%	$53,191	24%	$42,784

U.S. and Canada

U.S. and Canada segment net revenues for the year ended December 29, 2013 decreased 5% compared to 2012 and 6% in 2012 compared to 2011. The impact of currency translation was not material in 2013 and 2012. Lower net revenues in 2013 were partially due to continued challenging economic conditions which resulted in lower consumer spending; however, the U.S. and Canada Segment did achieve growth in franchise brands in 2013. In 2013 and 2012, lower net revenues from boys and preschool products were only partially offset by higher net revenues from girls and games products.

In the boys’ category, lower sales of MARVEL, BEYBLADE and STAR WARS products in 2013 compared to 2012 more than offset slightly higher net revenues from NERF and TRANSFORMERS products. In 2012, higher sales of MARVEL products, particularly entertainment-based products related to THE AVENGERS and SPIDER-MAN, compared to 2011 were more than offset by lower net revenues from TRANSFORMERS, STAR WARS, BEYBLADE and NERF products. 2011 TRANSFORMERS revenues were positively impacted by the movie release.

In the games category, higher net revenues from MAGIC: THE GATHERING, MONOPOLY, ELEFUN & FRIENDS, DUEL MASTERS, JENGA, OPERATION and TWISTER products in 2013 compared to 2012 more than offset lower net revenues from other traditional board games. In 2012, higher net revenues from MAGIC: THE GATHERING, TWISTER, BATTLESHIP and boys’ action gaming products, primarily STAR WARS and TRANSFORMERS products, were partially offset by lower net revenues from other game brands.

In the girls’ category, higher net revenues from MY LITTLE PONY products along with the introduction of NERF REBELLE products contributed to the category’s growth in 2013. This growth was only partially offset by lower net revenues from LITTLEST PET SHOP, ONE DIRECTION, BABY ALIVE and FURBY products. In 2012, higher net revenues from MY LITTLE PONY and EASY BAKE products as well as the introduction of FURBY and ONE DIRECTION products contributed to growth in the girls’ category. These increases were partially offset by lower net revenues from FURREAL FRIENDS, STRAWBERRY SHORTCAKE, LITTLEST PET SHOP and BABY ALIVE products in 2012.

In the preschool category, higher net revenues from SESAME STREET, PLAY-DOH and PLAYSKOOL HEROES products, primarily related to the TRANSFORMERS brand, were more than offset by lower net revenues from PLAYSKOOL and TONKA products. In 2012, increased net revenues from PLAYSKOOL HEROES, primarily related to MARVEL characters, and to a lesser extent higher net revenues from PLAY-DOH products, were more than offset by decreased sales of SESAME STREET and TONKA products.

U.S. and Canada operating profit decreased 2% in 2013 compared to 2012 and increased 15% in 2012 compared to 2011. Operating profit margin improved to 15.6% in 2013 compared to 15.1% in 2012. Operating profit for the year ended December 30, 2012 includes restructuring charges of $2,444. Absent these charges, operating profit margin was 15.2% in 2012. Operating profit decreased in dollars as a result of the impact of lower net revenues and, to a lesser extent, higher product development and selling, distribution and administration expenses partially offset by lower advertising expense. Operating profit margin increased as a result of improved product mix and lower advertising expense as a percentage of net revenues partially offset by higher product development and selling, distribution and administration expenses as a percentage of net revenues. Operating profit margin improved to 15.1% in 2012 compared to 12.4% in 2011. The increase in operating profit and margin was primarily the result of product mix as well as improved inventory management, which resulted in lower inventory obsolescence costs in 2012 compared to 2011. Changes in product mix included a reduced impact from closeout sales in 2012 compared to 2011. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2013 or 2012.

International

International segment net revenues for the year ended December 29, 2013 increased 5% compared to 2012 while net revenues for the year ended December 30, 2012 decreased 4% compared to 2011. In 2013 and 2012, net revenues were impacted by favorable/(unfavorable) currency translation of approximately $7,000 and $(98,000), respectively, as a result of fluctuations in the U.S. dollar. Excluding the impact of foreign exchange, net revenues for 2013 and 2012 increased 5% and 1%, respectively, compared to prior years.

The following table presents net revenues by geographic region for the Company’s International segment for 2013, 2012 and 2011.

	2013	% Change	2012	% Change	2011
Europe	$1,190,350	3%	1,154,310	(8)%	1,254,427
Latin America	407,710	12%	362,689	8%	334,887
Asia Pacific	274,920	4%	265,120	(3)%	272,587

Net revenues	$1,872,980		1,782,119		1,861,901

In 2013, a positive impact from currency translation of approximately $27,400 for Europe was partially offset by a negative impact from currency translation of approximately $14,400 and $6,000 for the Latin America and Asia Pacific regions, respectively. Absent the impact of foreign exchange, 2013 net revenues grew 1%, 16% and 6% for Europe, Latin America and Asia Pacific, respectively, compared to 2012. Growth in International segment net revenues in 2013 was primarily driven by growth in emerging markets, including Russia, Brazil and China. Net revenues in emerging markets increased 25% in 2013 compared to 2012, and were partially offset by lower net revenues in certain developed markets including Australia, France and the United Kingdom. In 2012, a negative impact from currency translation of $79,100 and $20,000 for Europe and Latin America, respectively, in addition to challenging economic environments in certain developed economies contributed to the overall decline in net revenues for the segment. Currency translation did not have a material impact on net revenues for the Asia Pacific region in 2012. In 2012, net revenues in Latin America increased 14% and net revenues in Europe decreased 2% compared to 2011, absent the impact of foreign exchange. Net revenues in emerging international markets, including Brazil, Russia and Colombia, increased 16% in 2012 compared to 2011.

By product category, growth in the games, girls’ and preschool categories in 2013 was partially offset by lower net revenues in the boys’ category. In 2012, the decrease in net revenues was predominantly the result of lower net revenues from boys’ products and marginally lower net revenues from games and girls products while net revenues from preschool products were flat for the year.

In the boys’ category, lower sales of BEYBLADE, MARVEL, STAR WARS and KRE-O products in 2013 were partially offset by higher net revenues from TRANSFROMERS and NERF products. In 2012, higher net revenues from MARVEL, particularly entertainment-based products related to THE AVENGERS and SPIDER-MAN, and STAR WARS products in 2012 compared to 2011 were more than offset by lower net revenues from BEYBLADE and TRANSFORMERS products.

In the games category, higher net revenues from MAGIC: THE GATHERING, JENGA, TWISTER, ELEFUN & FRIENDS and action battling gaming products in 2013 compared to 2012 were partially offset by lower net revenues from other game brands. In 2012, higher net revenues from boys’ action gaming products, primarily related to STAR WARS and TRANSFORMERS brands, MAGIC: THE GATHERING, TWISTER and BATTLESHIP products in 2012 compared to 2011 were more than offset by decreased net revenues from other game brands.

The girls’ category grew approximately 47% in 2013 compared to 2012 attributable to higher net revenues from MY LITTLE PONY products as well as the introduction of FURBY products in non-English speaking markets and NERF REBELLE products. This growth was partially offset by lower net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products. In 2012, higher net revenues from MY LITTLE PONY compared to 2011 as well as the introduction of FURBY products were more than offset by lower net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products. FURBY products were introduced in English-speaking markets in 2012 and globally in 2013.

In the preschool category, higher net revenues from PLAY-DOH and TRANSFORMERS products in 2013 were partially offset by lower net revenues from TONKA and SESAME STREET products. In 2012, net revenues in the preschool category were flat compared to 2011. Increased net revenues from PLAYSKOOL

HEROES products, primarily MARVEL-related, and PLAY-DOH products were wholly offset by decreased net revenues from PLAYSKOOL and SESAME STREET products.

International segment operating profit increased 9% in 2013 compared to 2012 and decreased 20% in 2012 compared to 2011. Operating profit margin increased to 12.6% of net revenues in 2013 from 12.1% of net revenues in 2012 and decreased in 2012 from 14.5% of net revenues in 2011. Operating profit for the International segment in 2013 and 2012 was impacted by approximately $4,700 and $(11,900), respectively, due to the favorable/(unfavorable) impact from translation of foreign currencies to the U.S. dollar. Operating profit for the year ended December 30, 2012 includes restructuring charges of $1,628. Excluding the impact of restructuring charges, the operating profit margin in 2012 was 12.2%. In 2013, operating profit and margins improved primarily due to higher net revenues discussed above. While most operating expenses increased in dollars, they decreased as a percent of net revenues. In 2012, decreases in operating profit and operating profit margin were primarily due to lower net revenues discussed above in addition to higher selling, distribution and administration expenses. Higher cost of sales as a percentage of net revenues was partially offset by lower royalty expense as a result of the mix of entertainment-based and non-entertainment based product sales. Further, the decline in operating profit margin in 2012 compared to 2011 reflects the change in geographical mix of net revenues, with a higher percentage coming from emerging markets, which currently have lower operating profit margins than the Company has in developed markets.

Entertainment and Licensing

Entertainment and Licensing segment net revenues increased 5% in 2013 compared to 2012 and 12% in 2012 compared to 2011. Increased net revenues in 2013 compared to 2012 is predominately the result of investment to grow the Company’s global licensing organization, particularly lifestyle licensing, and expand into emerging markets as well as diversification in strategic digital gaming partnerships including the acquisition of a majority stake in Backflip. These higher net revenues were partially offset by lower net revenues from distribution of television programming, specifically digital distribution, as 2012 net revenues include the initial distribution of Hasbro Studios television programming libraries to Netflix. Higher net revenues in 2012 compared to 2011 were primarily due to the sale and distribution of television programming which included global television distribution, digital distribution and home entertainment, partially offset by decreased net revenues from lifestyle licensing primarily relating to lower TRANSFORMERS movie-related licensing revenues.

Entertainment and Licensing segment operating profit decreased 15% in 2013 compared to 2012 and increased 24% in 2012 compared to 2011. Operating profit for 2013 and 2012 includes restructuring charges of $1,729 and $555, respectively. Excluding restructuring charges, increased operating profit from lifestyle and digital gaming licensing was offset by operating losses from entertainment and the addition of Backflip. Operating profit for 2013 includes an approximate $7,600 operating loss for Backflip, primarily due to amortization of acquired intangibles. In 2012, higher net revenues from television programming distribution directly contributed to an increased operating profit.

Other Segments and Corporate and Eliminations

In the Global Operations segment, an operating profit of $6,712 in 2013 compared to operating losses of $15,964 and $7,948 in 2012 and 2011, respectively. The operating loss in 2012 included severance costs of $4,307 associated with restructuring activities. The improvement in operating results in the Global Operations segment is primarily due to improvements made in owned manufacturing facilities and expense reductions associated with restructuring activities.

In Corporate and Eliminations, operating losses of $134,323 and $20,003 in 2013 and 2012, respectively, compared to operating profit of $10,211 in 2011. Corporate and Eliminations includes restructuring and related pension charges of $41,973 for the year ended December 29, 2013 and restructuring charges of $38,242 and $14,385 for the years ended December 30, 2012 and December 25, 2011, respectively. The Corporate and

Eliminations operating loss during the year ended December 29, 2013 also included charges of $46,050 related to the settlement of an adverse arbitration award and $40,587 in other product-related charges. Lastly, the 2013 operating loss also includes a charge related to the write-off of early film development costs associated with films that had not yet moved to production.

Operating Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 29, 2013:

	2013	2012	2011
Cost of sales	41.0%	40.9%	42.8%
Royalties	8.3	7.4	7.9
Product development	5.1	4.9	4.6
Advertising	9.8	10.3	9.7
Amortization of intangibles	1.9	1.3	1.1
Program production cost amortization	1.2	1.0	0.8
Selling, distribution and administration	21.3	20.7	19.2

Operating expenses for 2013, 2012 and 2011 include expenses related to the following events:

•

In February 2014, the Company settled outstanding disputes with an inventor related to the contractual interpretation of which products are subject to payment of royalties under two license agreements between the inventor and the Company relating to the Company’s NERF and SUPER SOAKER product lines. As a result, the Company has recorded a total charge of $61,140, of which $42,950 and $3,100 were recorded to royalties and selling, distribution and administration expense, respectively, for the year ended December 29, 2013. A portion of this total charge was also recorded to interest expense which is discussed below.

•

During the fourth quarter of 2012, the Company announced a multi-year cost savings initiative which targets $100,000 in annual savings by the end of 2015, prior to other costs which have or are anticipated to increase in 2014 as well as in future years. This initiative included an approximate 10% workforce reduction, facility consolidations and process improvements. The Company recognized charges totaling $36,710 and $36,046 for the years ended December 29, 2013 and December 30, 2012, respectively, primarily related to employee severance charges, which impacted cost of sales, product development and selling, distribution and administration expenses. Furthermore, the Company also recognized pension curtailment and settlement charges in the amount of $6,993 in selling, distribution and administration expense during the year ended December 29, 2013.

•

During the fourth quarter of 2013, the Company decided to exit certain brands which were non-core to its franchise brand strategy. Certain of these brands related to prior acquisitions and had intangible assets, resulting in a write-off of these intangibles of $19,736, which have been recorded to amortization of intangibles for the year ended December 29, 2013.

•	During the fourth quarter of 2013 the Company amended its license agreement with Zynga which resulted in additional royalty expense of $20,851.

•

In the first quarter of 2012 the Company incurred employee severance charges of $11,130 associated with measures to right size certain businesses and functions. These charges impacted cost of sales, product development and selling, distribution and administration expense for the year ended December 30, 2012.

•

In 2011, the Company incurred costs of $14,385 associated with establishing Hasbro’s Gaming Center of Excellence. These charges impacted product development and selling, distribution and administration charges for the year ended December 25, 2011.

In total, these expenses were recorded to the consolidated statements of operations as follows:

	2013	2012	2011
Cost of sales	$10,154	2,764	—
Royalties	63,801	—	—
Product development	4,101	10,949	6,744
Amortization of intangibles	19,736	—	—
Selling, distribution and administration	32,547	33,463	7,641

Total	$130,339	47,176	14,385

Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence. Cost of sales increased to $1,672,901, or 41.0% of net revenues, for the year ended December 29, 2013 from $1,671,980, or 40.9% of net revenues, for the year ended December 30, 2012. Absent the impact of aforementioned charges, cost of sales decreased to $1,662,747, or 40.7% of net revenues, for the year ended December 29, 2013 from $1,669,216, or 40.8% of net revenues, for the year ended December 30, 2012 as a result of favorable product mix partially offset by the impact on net revenues of higher sales promotions. Cost of sales decreased to 40.8% of net revenues, absent charges, for the year ended December 30, 2012 from 42.8% in 2011. Cost of sales as a percentage of net revenues in 2012 was positively impacted by product mix, which included higher MAGIC: THE GATHERING and Entertainment and Licensing segment net revenues, which typically have lower costs of sales as a percentage of net revenues. Further, the impact of closeout sales improved in 2012 compared to 2011. In addition, cost of sales was positively impacted by lower inventory obsolescence costs in 2012 compared to 2011.

Royalty expense of $338,919, or 8.3% of net revenues, for the year ended December 29, 2013 compared to $302,066, or 7.4% of net revenues, for the year ended December 30, 2012 and $339,217, or 7.9% of net revenues, for the year ended December 25, 2011. Excluding the impact of the arbitration award settlement and amendment of the Zynga agreement summarized above, royalty expense decreased to $275,118, or 6.7% of net revenues, in 2013. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given year, especially if there is a major motion picture release. Significant sales of MARVEL products, particularly those related to MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN, in 2012 and BEYBLADE and TRANSFORMERS movie-related products in 2011 resulted in higher royalty expenses in those years compared to 2013.

Product development expense in 2013 totaled $207,591, or 5.1% of net revenues, compared to $201,197, or 4.9% of net revenues, in 2012 and $197,638, or 4.6% of net revenues, in 2011. Product development expense for 2013, 2012 and 2011 includes restructuring charges of $4,101, $10,949 and $6,744, respectively. Excluding the impact of these charges, product development expense increased to $203,490 in 2013 compared to $190,248 in 2012 and $190,894 in 2011. The increase in 2013 reflects the addition of Backflip as well as investments in certain brands, including MAGIC: THE GATHERING, partially offset by cost savings related to reduction in headcount.

Advertising expense in 2013 decreased to $398,098, or 9.8% of net revenues, compared to $422,239, or 10.3% of net revenues, in 2012 and $413,951, or 9.7% of net revenues, in 2011. The level of the Company’s advertising expense can generally be impacted by revenue mix, the amount and type of theatrical releases, and television programming. The decrease in advertising expense in 2013 was the result of the mix of 2013 net revenues as well as a higher portion of our spending in digital formats. Increased advertising in 2012 compared to 2011 in both dollars and as a percentage of net revenue is, in part, due to the Company’s strategy to increase its spend in consumer-facing marketing and advertising.

Amortization of intangibles increased to $78,186, or 1.9% of net revenues, compared to $50,569, or 1.3% of net revenues, in 2012 and $46,647, or 1.1% of net revenues, in 2011. Amortization of intangibles in 2013 includes $19,736 related to impairment of definite-lived intangibles based on the Company’s decision to exit the related product lines. Absent the impact of these charges, amortization of intangibles increased to $58,450, or

1.4% of net revenues, in 2013 reflecting the addition of Backflip. Increased amortization in 2012 compared to 2011 was the result of higher expense related to certain intangibles that are amortized based on actual and projected net revenues.

Program production cost amortization increased to $47,690, or 1.2% of net revenues, in 2013 compared to $41,800, or 1.0% of net revenues, in 2012 and $35,798, or 0.8% of net revenues, in 2011. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. Increasing program production cost amortization reflects the level of revenues associated with television programming as well as the type of television programs produced and distributed in 2013 compared to 2012 and 2011.

Selling, distribution and administration expenses increased to $871,679, or 21.3% of net revenues, in 2013 compared to $847,347, or 20.7% of net revenues, in 2012 and $822,094, or 19.2% of net revenues, in 2011. Selling, distribution and administration expense for 2013 includes $32,547 of restructuring and related pension charges, and legal costs associated with the arbitration settlement while 2012 and 2011 included $33,463 and $7,641, respectively, of restructuring charges. Excluding these charges, selling, distribution and administration expense increased to $839,132, or 20.6% of net revenues, in 2013 compared to $813,884, or 19.9% of net revenues, in 2012 and $814,453, or 19.0% of net revenues, in 2011. The increase in 2013 compared to 2012 reflects investments in emerging markets, information systems, new facilities, and certain brands, including MAGIC: THE GATHERING and the acquisition of Backflip. Higher compensation and legal expenses also contributed to the increase in 2013. These investments and higher costs in 2013 more than offset savings, primarily from headcount reductions, resulting from our cost savings initiatives. Selling, distribution and administration expense decreased in 2012 compared to 2011 as a result of lower shipping and warehousing costs related to lower revenues and lower inventory balances. Increased stock compensation and bonus provisions in 2012 compared to 2011 were substantially offset by the favorable impact of currency translation.

Interest Expense

Interest expense increased to $105,585 in 2013 from $91,141 in 2012 and $89,022 in 2011. Interest expense in 2013 includes approximately $15,090 related to the settlement of an arbitration award. Absent these charges, interest expense was flat in 2013 compared to 2012. Increased interest expense in 2012 compared to 2011 primarily reflects higher average short-term borrowings as well as the impact of the extra week of interest expense on long-term debt in the first quarter of 2012 compared to 2011.

Interest Income

Interest income was $4,925 in 2013 compared to $6,333 in 2012 and $6,834 in 2011. Decreased interest income in 2013 compared to 2012 reflects lower average interest rates. Interest income in 2011 includes approximately $1,100 in interest received from the U.S. Internal Revenue Service related to prior years. Absent the impact of this receipt, interest income in 2012 increased compared to 2011 reflecting higher invested cash balances, primarily in international markets.

Other (Income) Expense, Net

Other (income) expense, net of $14,611 compares to $13,575 in 2012 and $25,400 in 2011. The slight increase in expense in 2013 compared to 2012 was primarily due to higher net losses on foreign currency transactions and the impact of investment gains and losses. The decrease in 2012 compared to 2011 is primarily due to lower net losses on foreign currency transactions as well as gains on investments in 2012 compared to losses on investments in 2011.

Foreign currency exchange net losses of $5,159 in 2013 compared to $4,178 in 2012 and $8,343 in 2011. The net loss in 2011 includes $3,700 related to derivative instruments which no longer qualified for hedge accounting. Investment losses of $1,148 and $4,167 in 2013 and 2011, respectively, compared to investment gains of $(1,257) in 2012. The losses in 2013 and 2011 primarily relate to warrants to purchase common stock of an unrelated company. These warrants were exercised and related shares were sold in 2013. Other (income) expense, net in 2013, 2012 and 2011 includes $2,386, $6,015 and $7,290 respectively, relating to the Company’s 50% share in the loss of Hub Network.

Income Taxes

Income tax expense totaled 19.3% of pretax earnings in 2013 compared with 25.9% in 2012 and 20.8% in 2011. Income tax expense for 2013 includes net benefits of approximately $30,000 from discrete events, primarily related to the settlement of various tax examinations in multiple jurisdictions, including the United States. Income tax expense for 2012 includes net benefits of approximately $8,300 from discrete tax events, primarily related to the repatriation of certain highly taxed foreign earnings and to expirations of statutes of limitations in multiple jurisdictions. Income tax expense for 2011 is net of a benefit of approximately $29,600 from discrete tax events, primarily related to the settlement of various tax examinations in multiple jurisdictions, including the United States. Absent these items, potential interest and penalties related to uncertain tax positions recorded in 2013, 2012 and 2011, and the impact of the 2013 charges related to restructuring activities, exit from certain product lines and settlement of the unfavorable arbitration award, the effective tax rates would have been 25.8%, 27.0% and 26.2%, respectively. The increase in the adjusted tax rate from 2011 to 2012 and decrease from 2012 to 2013 primarily reflect the change in the geographic mix of where the company earned its profits.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2013 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and its commercial paper program. During 2014, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit are adequate to meet its working capital needs for 2014, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of December 29, 2013 the Company’s cash and cash equivalents totaled $682,449, the majority of which is held by international subsidiaries outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 29, 2013 is denominated in the U.S. dollar.

At December 29, 2013, cash and cash equivalents, net of short-term borrowings, were $674,117 compared to $625,336 and $461,258 at December 30, 2012 and December 25, 2011, respectively. Hasbro generated $401,132, $534,796 and $396,069 of cash from its operating activities in 2013, 2012 and 2011, respectively. Operating cash flows in 2013, 2012 and 2011 included $41,325, $59,277 and $80,983, respectively, of cash used for television program production. Cash from operations in 2013, 2012 and 2011 also includes long-term royalty advance payments of $25,000 made to Hub Network in each of the three years. 2013 also includes payments totaling approximately $175,000 of royalty advances paid to Disney.

Accounts receivable, net increased to $1,093,620 at December 29, 2013 from $1,029,959 at December 30, 2012. The accounts receivable balance at December 29, 2013 includes a decrease of approximately $17,000 resulting from the translation of foreign currency. Absent the impact of foreign exchange, increased accounts receivable, net primarily reflects the growth in fourth quarter net revenues in the International segment in 2013. Days sales outstanding increased to 77 days at December 29, 2013 from 72 days at December 30, 2012, primarily due to the impact of higher balances in certain international markets which have longer payment terms. Accounts receivable, net decreased to $1,029,959 at December 30, 2012 from $1,034,580 at December 25, 2011. The accounts receivable balance at December 30, 2012 included an increase of approximately $10,600 resulting from the translation of foreign currency. Absent the impact of foreign exchange, accounts receivable, net decreased reflecting lower fourth quarter sales. Days sales outstanding increased to 72 days at December 30, 2012 from 70 days at December 25, 2011, primarily due to higher revenue volume in Latin America, a region which has longer payment terms.

Inventories increased to $348,794 at December 29, 2013 from $316,049 at December 30, 2012. The inventory balance at December 29, 2013 includes a decrease of approximately $4,400 resulting from foreign currency translation. Inventory in the International segment increased approximately 16%, primarily due to higher balances in emerging markets, including Russia and Brazil, in support of the growth the Company has experienced in these markets. Inventory in the U.S. and Canada segment increased 2% in 2013 compared to 2012. Inventories decreased to $316,049 at December 30, 2012 compared to $333,993 at December 25, 2011. Inventories declined 23% in the U.S. and Canada segment, partially offset by increases in certain international markets including Russia, China and Korea.

Prepaid expenses and other current assets increased to $355,594 at December 29, 2013 from $312,493 at December 30, 2012. Higher prepaid royalties, primarily related to the Company’s amended agreements with Disney related to its MARVEL and STAR WARS licenses, contributed to increased balances in 2013 compared to 2012. Prepaid expenses and other current assets also includes approximately $3,200 related to a forward-starting interest rate swap contract which hedges future interest payments on the expected refinancing of the Company’s 6.125% Notes Due 2014. These increases were partially offset by lower non-income based tax receivables, primarily value added taxes in Europe, compared to 2012 as a result of collections in 2013. Prepaid expenses and other current assets increased to $312,493 at December 30, 2012 from $243,431 at December 25, 2011. The balance at December 30, 2012 included an increase of approximately $5,500 as a result of translation of foreign currency. Absent the impact of foreign currency translation, increases in prepaid royalties, primarily related to prepaid royalties previously recorded as long-term which have become current related to the MARVEL license, as well as deferred income taxes were partially offset by lower non-income-based tax receivables compared to 2011 as a result of collections in 2012.

Accounts payable and accrued expenses increased to $926,558 at December 29, 2013 from $736,070 at December 30, 2012. The balance includes a decrease of approximately $6,300 resulting from the translation of foreign currency. Higher accrued royalties, interest and dividends as well as higher accounts payable contributed to the increase in accounts payable and accrued expenses in 2013 compared to 2012. These increases include accrued royalties of $42,950 and accrued interest of $15,090 related to the settlement of an adverse arbitration award. Higher accrued dividends reflect a decision by the Company’s Board in 2012 to accelerate the payment of the dividend declared in December 2012 from February 2013 to December 2012. As such, there were no accrued dividends at December 30, 2012. Accounts payable and accrued expenses decreased to $736,070 at December 30, 2012 from $761,914 at December 25, 2011. The 2012 balance includes an increase of approximately $8,300 as a result of the translation of foreign currency balances. The decrease was partially the result of the changes in accrued dividends discussed above as well as a decrease in accrued royalties resulting from lower sales of entertainment-based products as well as lower accrued non-income-based taxes. These lower balances were partially offset by severance costs accrued in the fourth quarter of 2012 as well as higher accrued payroll and management incentives.

Other liabilities of $351,304 at December 29, 2013 compared to $461,152 at December 30, 2012 and $370,043 at December 25, 2011. The decrease in 2013 compared to 2012 is primarily due to lower liabilities related to pension and uncertain tax positions. The decline in liabilities related to uncertain tax positions is primarily due to the settlement of tax examinations during 2013, partially offset by additions for current year activity. The decline in pension liabilities is primarily due to increased discount rates, and, to a lesser extent, increased benefit payments due to a higher level of retirements during 2013 resulting from an early retirement program in the United States relating to the cost savings initiative. The increase in other liabilities in 2012 compared to 2011 is primarily due to higher liabilities for pension and uncertain tax positions.

Cash flows utilized by investing activities were $217,743, $106,172 and $107,615 in 2013, 2012 and 2011, respectively. Additions to property, plant and equipment were $112,031, $112,091 and $99,402 in 2013, 2012 and 2011, respectively. Of these additions, 51% in 2013, 45% in 2012 and 66% in 2011 were for purchases of tools, dies and molds related to the Company’s products. In 2014, the Company expects capital expenditures to be in the range of $125,000 to $135,000. During the three years ended December 29, 2013, the depreciation of plant and equipment was $102,799, $99,718 and $113,821, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. Cash utilized for investments and acquisitions was $110,698 and $11,585 in 2013 and 2011, respectively. No investments or acquisitions were made in 2012. The 2013 utilization represents the Company’s acquisition of a majority stake in Backflip as well as a payment related to an existing intellectual property while the 2011 utilization represents the Company’s purchase of that same intellectual property.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2013, 2012 and 2011, the Company primarily used cash from operations and borrowings under its commercial paper program and available lines of credit.

The Company has an agreement with a group of banks which provides for a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Borrowings under the Program are supported by the Company’s $700,000 revolving credit agreement. At December 29, 2013, there were no notes outstanding related to the Program.

The Company has a revolving credit agreement (the “Agreement”) which provides the Company with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants in the Agreement as of and for the fiscal year ended December 29, 2013. The Company had no borrowings outstanding under its committed revolving credit facility at December 29, 2013. However, letters of credit outstanding under this facility as of December 29, 2013 were approximately $1,000. Amounts available and unused under the committed line at December 29, 2013 were approximately $699,000. The Company also has other uncommitted lines from various banks, of which approximately $29,600 was utilized at December 29, 2013. Of the amount utilized under, or supported by, the uncommitted lines, approximately $8,300 and $21,300 represent outstanding short-term borrowings and letters of credit, respectively.

Net cash utilized by financing activities was $341,009 in 2013 compared to $219,379 in 2012 and $375,685 in 2011. Of these amounts, $103,488, $98,005 and $423,008 reflects cash paid, including transaction costs, in 2013, 2012 and 2011, respectively, to repurchase the Company’s common stock. During 2013, 2012 and 2011, the Company repurchased 2,268, 2,694 and 10,461 shares at an average price of $45.17, $37.11 and $40.42, respectively. At December 29, 2013, $524,822 remained under outstanding Board authorizations. Dividends paid were $156,129 in 2013 compared to $225,464 in 2012 and $154,028 in 2011. Dividends paid in 2012 include an additional dividend payment resulting from a decision by the Company’s Board to accelerate the payment of the dividend declared in December 2012, which historically would have been paid in February 2013, to December 2012. This acceleration resulted in one less quarterly dividend paid in 2013. Further, the Company has increased its quarterly dividend rate from $0.30 in 2011 to $0.40 in 2013. Lastly, repayments of other short-term borrowings of $215,273 in 2013 compared to proceeds from other short-term borrowings of $43,106 and $167,339 in 2012 and 2011, respectively. The Company generated cash from employee stock option transactions of $118,122, $54,963 and $29,798 in 2013, 2012 and 2011, respectively.

For the $350,000 in notes due in 2017 which bear interest at 6.30%, interest rates may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 29, 2013, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

Including the notes described above, the Company has remaining principal amounts of long-term debt at December 29, 2013 of approximately $1,384,895 due at varying times from 2014 through 2040. $425,000 of this long-term debt is due May 2014; however, the Company currently expects to issue long-term notes in order to finance most, if not all, of the repayment of this debt. The Company also had letters of credit and other similar instruments of $209,398 and purchase commitments of $297,817 outstanding at December 29, 2013. Letters of credit and similar instruments include $187,130 of bonds related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $17,560 in 2014.

Critical Accounting Policies and Significant Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations and income taxes.

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

For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2013, there have been no material adjustments to the Company’s estimates made in prior years.

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

The most significant estimates are those used in the determination of ultimate revenue in the individual-film-forecast method. Ultimate revenue estimates impact the timing of program production cost amortization in the consolidated statements of operations. Ultimate revenue includes revenue from all sources that are estimated to be earned related to the television program and include toy, game and other merchandise licensing fees; first run program distribution fees; and other revenue sources, such as DVD and digital distribution. Our ultimate revenue estimates for each television program are developed based on our estimates of expected future results. We review and revise these estimates at each reporting date to reflect the most current available information. When estimates for a television program are revised, the difference between the program production cost amortization determined using the revised estimate and any amounts previously expensed during that fiscal year, are included as an adjustment to program production cost amortization in the consolidated statements of operations in the quarter in which the estimates are revised. Prior period amounts are not adjusted for subsequent changes in estimates. Factors that can impact our revenue estimates include the success and popularity of our television programs in the U.S. which are distributed on Hub Network and available on Netflix and iTunes, our ability to achieve broad distribution and viewer acceptance in international markets, and success of our program-related toy, game and other merchandise.

For the year ended December 29, 2013 we have $79,965 of program production costs included in other assets in the consolidated balance sheets. We currently expect that approximately 93% of capitalized program production costs will be amortized over the 3-year period 2014 through 2016. Future program production cost amortization is subject to change based on actual costs incurred and management’s then current estimates of ultimate revenues. During 2013 the Company did not incur any significant impairment charges related to its program production costs.

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

The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is also calculated using an income approach. The Company’s annual goodwill impairment test was performed in the fourth quarter of 2013 and the estimated fair value of the Company’s reporting units with allocated goodwill were substantially in excess of their carrying value. No reporting units were considered to be at risk of failing the first step of the impairment test. Accordingly, no impairment was indicated. The Company’s annual impairment tests related to intangible assets with indefinite lives were also performed in the fourth quarter of 2013 and no impairments were indicated as the estimated fair values were substantially in excess of the carrying value of the related assets. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. At December 29, 2013, the Company has goodwill and intangible assets with indefinite lives of $670,059 recorded on the consolidated balance sheets.

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $300,261 at December 29, 2013. During 2013, the Company incurred $19,736 in impairment charges relating to reduced expectations for certain products as well as the decision to exit certain other product lines.

Recoverability of Royalty Advances and Commitments

The Company’s ability to earn-out royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the non-recoverable minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 29, 2013, the Company had $294,991 of prepaid royalties, $152,459 of which are included in prepaid expenses and other current assets and $142,532 of which are included in other assets. During 2013, the Company incurred $20,851 related to the amendment of its’ license agreement with Zynga. As a result of this settlement, the Company agreed to pay Zynga $12,500 in satisfaction of all future required royalty advances, with the remainder of the charge comprised of a write-down of prepaid royalties.

Pension Costs and Obligations

Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets and applicable discount rates. At the end of 2007 the Company froze benefits under its two largest pension plans in the U.S., with no future benefits accruing to employees. The Company will continue to pay benefits under the plan consistent with the provisions existing at the date of the plan benefit freeze. The Company uses its fiscal year-end date as its measurement date to measure the liabilities and assets of the plans and to establish the expense for the upcoming year. During 2013, the Company recognized pension curtailment and settlement charges of $6,993 related to its U.S. pension plans as a result of headcount reductions due to restructuring activities.

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on plan assets used in the calculation of 2013 pension expense for the U.S. plans was 7.00%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2013 pension expense for U.S. plans by approximately $630.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. The Company’s weighted average discount rate for its U.S. plans used for the calculation of 2013 pension expense was 4.49%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2013 pension expense by approximately $459.

Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. At December 29, 2013, the Company’s U.S. plans had unrecognized actuarial losses of $69,716 included in accumulated other comprehensive earnings related to its defined benefit pension plans compared to $138,946 at December 30, 2012. The decrease primarily reflects unrecognized actuarial gains in 2013 compared to losses in 2012, primarily due to an increase in the discount rate used to measure plan obligations at December 29, 2013 as well as benefits paid in 2013 related to workforce reductions. The discount rate used to calculate the projected benefit obligation at December 29, 2013 increased to 5.02% at December 29, 2013 from 4.09% used at December 30, 2012. A decrease of 0.25% in the Company’s discount rate would have increased the 2013 projected benefit obligation by approximately $9,722. Pension plan assets are valued on the basis of their fair market value on the measurement date. These changes in the fair market value of plan assets impact the amount of future pension expense due to amortization of the unrecognized actuarial losses or gains.

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

An estimated effective income tax rate is applied to the Company’s interim results. In the event there is a significant unusual or extraordinary item recognized in the Company’s interim results, the tax attributable to that item is separately calculated and recorded at the time. Changes in the Company’s estimated effective income tax rate during 2013 were primarily due to changes in its estimate of earnings by tax jurisdiction. In addition, changes in judgment regarding likely outcomes related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2013, the Company recorded a total benefit of approximately $30,000 associated with discrete tax events, primarily related to the completion of U.S. tax examinations as well as certain other U.S. and foreign prior period tax adjustments.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the consolidated financial statements or at a different amount than that which is recognized on the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheets. Deferred tax assets represent deductions that have been reflected in the consolidated financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s consolidated financial statements or income recognized in the consolidated financial statements that has not yet been recognized in the Company’s income tax return. Deferred income taxes have not been provided on most of the undistributed earnings of international subsidiaries as most of such earnings are indefinitely reinvested by the Company. In the event the Company determines that such earnings will not be indefinitely reinvested, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax of the international subsidiaries. At December 29, 2013, the difference between the tax rates in the United States and the applicable tax of the international subsidiaries on cumulative undistributed earnings was approximately $492,000.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,384,895 in principal amount of long-term debt outstanding at December 29, 2013. Future payments required under these and other obligations as of December 29, 2013 are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$425,000	—	—	350,000	—	609,895	1,384,895
Interest payments on long-term debt	74,069	61,053	61,053	61,053	39,003	755,156	1,051,387
Operating lease commitments	38,665	25,898	20,248	17,521	17,091	22,146	141,569
Future minimum guaranteed contractual royalty payments	17,560	67,366	13,556	12,706	12,706	38,117	162,011
Tax sharing agreement	7,100	7,400	7,700	8,000	8,300	78,100	116,600
Purchase commitments	297,817	—	—	—	—	—	297,817

	$860,211	161,717	102,557	449,280	77,100	1,503,414	3,154,279

Included in other liabilities in the consolidated balance sheets at December 29, 2013, the Company has a liability, including potential interest and penalties, of $80,006 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

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

In July 2013, the Company acquired a 70% stake in Backflip and will be required to purchase the remaining 30% in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics. The Company does not know the ultimate timing that these predetermined financial performance metrics may be met and, thereby, cannot currently estimate the purchase price of the remaining 30%.

In July 2013, the Company amended agreements with Disney related to its MARVEL and STAR WARS licenses which provide for minimum guaranteed royalty payments and requires the Company to make minimum expenditures on marketing and promotional activities. In connection with the Marvel amendment, the Marvel license has been extended through 2020 and may require up to $170,000 in guaranteed royalties that are not included in the table above, are contingent on the quantity and type of theatrical movie releases and may be payable during the next six years. Approximately $50,000 of these additional royalties are expected to be paid in 2014 based on expected qualifying theatrical releases. Additional guaranteed royalties related to the amendment of the STAR WARS license agreement are included in the table above.

Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheets as of December 29, 2013.

In addition to the amounts included in the table above, the Company expects to make contributions totaling approximately $6,400 related to its unfunded U.S. and other International pension plans in 2014. The Company also has letters of credit and related instruments of approximately $209,398 at December 29, 2013.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $48,144 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the value of the forecasted foreign currency transactions.

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

The Company reflects all derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At December 29, 2013, these contracts had net unrealized losses of $10,875, of which $386 are recorded in prepaid expenses and other current assets, $1,069 are recorded in other assets, $(10,260) are recorded in accrued liabilities, and $(2,070) are recorded in other liabilities. Included in accumulated other comprehensive earnings at December 29, 2013 are deferred losses of $9,337, net of tax, related to these derivatives.

At December 29, 2013, the Company had fixed rate long-term debt, excluding adjustments, of $1,384,895. The Company was party to several interest rate swap agreements, with a total notional amount of $400,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps were matched with specific long-term debt issues and were designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts were wholly offset in earnings by changes in the fair value of the related long-term debt. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is now being amortized through the consolidated statements of operations over the life of the remaining long-term debt using a straight-line method. At December 29, 2013, this adjustment to long-term debt was $3,390. As a result of this termination long-term debt is no longer affected by variable interest rates and, thereby, earnings and cash flows are not expected to be impacted by changes in interest rates. The Company estimates that a hypothetical quarter percentage point decrease or increase in interest rates would increase or decrease the fair value of this long-term debt, excluding the current portion, by approximately $23,000.

Of the $1,384,895 in fixed rate long-term debt at December 29, 2013, $425,000 matures in May 2014. The Company currently expects to issue long-term notes in 2014 to finance the repayment of most, if not all, of this debt. As such, during the fourth quarter of 2013 the Company entered into forward-starting interest rate swap agreements with total notional value of $300,000 to hedge the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of long-term debt to refinance most, if not all, of the aforementioned current portion of long-term debt. These interest rate swaps were matched with the expected long-term debt issuance and are designated and effective as hedges of the change in future interest payments. The fair value of these instruments is recorded to accumulated other comprehensive earnings and will be amortized through the consolidated statements of operations using an effective interest rate method once the expected debt issuance occurs. At December 29, 2013, the fair value of these instruments is $3,172 and is recorded to prepaid expenses and other current assets.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 39% of its consolidated net revenues in 2013 and 42% and 45% of its consolidated net revenues in 2012 and 2011, respectively. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2013, approximately 65% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2013 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity for each of the fiscal years in the three-year period ended December 29, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island

February 26, 2014

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 29, 2013 and December 30, 2012

(Thousands of Dollars Except Share Data)

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$682,449	849,701
Accounts receivable, less allowance for doubtful accounts of $19,000 in 2013 and $19,600 in 2012	1,093,620	1,029,959
Inventories	348,794	316,049
Prepaid expenses and other current assets	355,594	312,493

Total current assets	2,480,457	2,508,202
Property, plant and equipment, net	236,263	230,414

Other assets
Goodwill	594,321	474,925
Other intangibles, net	375,999	416,659
Other	715,227	695,187

Total other assets	1,685,547	1,586,771

Total assets	$4,402,267	4,325,387

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$8,332	224,365
Current portion of long-term debt	428,390	—
Accounts payable	198,799	139,906
Accrued liabilities	727,759	596,164

Total current liabilities	1,363,280	960,435
Long-term debt	959,895	1,396,421
Other liabilities	351,304	461,152

Total liabilities	2,674,479	2,818,008

Redeemable noncontrolling interests	45,445	—

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2013 and 2012	104,847	104,847
Additional paid-in capital	734,181	655,943
Retained earnings	3,432,176	3,354,545
Accumulated other comprehensive loss	(34,135)	(72,307)
Treasury stock, at cost, 78,640,228 shares in 2013 and 80,754,417 shares in 2012	(2,554,726)	(2,535,649)

Total shareholders’ equity	1,682,343	1,507,379

Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$4,402,267	4,325,387

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2013	2012	2011
Net revenues	$4,082,157	4,088,983	4,285,589

Costs and expenses
Cost of sales	1,672,901	1,671,980	1,836,263
Royalties	338,919	302,066	339,217
Product development	207,591	201,197	197,638
Advertising	398,098	422,239	413,951
Amortization of intangibles	78,186	50,569	46,647
Program production cost amortization	47,690	41,800	35,798
Selling, distribution and administration	871,679	847,347	822,094

Total expenses	3,615,064	3,537,198	3,691,608

Operating profit	467,093	551,785	593,981

Non-operating (income) expense
Interest expense	105,585	91,141	89,022
Interest income	(4,925)	(6,333)	(6,834)
Other expense, net	14,611	13,575	25,400

Total non-operating expense, net	115,271	98,383	107,588

Earnings before income taxes	351,822	453,402	486,393
Income taxes	67,894	117,403	101,026

Net earnings	283,928	335,999	385,367
Net loss attributable to noncontrolling interests	(2,270)	—	—

Net earnings attributable to Hasbro, Inc.	$286,198	335,999	385,367

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$2.20	2.58	2.88

Diluted	$2.17	2.55	2.82

Cash dividends declared	$1.60	1.44	1.20

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Fiscal Years Ended in December

(Thousands of Dollars)

	2013	2012	2011
Net earnings	$283,928	335,999	385,367

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(11,104)	8,325	(21,844)
Net losses on cash flow hedging activities, net of tax	(3,075)	(3,704)	(8,689)
Changes in unrecognized pension and postretirement amounts, net of tax	47,081	(38,335)	(20,237)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(3,230)	(7,385)	3,338
Amortization of unrecognized pension and postretirement amounts	8,500	4,735	3,340

Other comprehensive earnings (loss)	38,172	(36,364)	(44,092)

Total comprehensive earnings	322,100	299,635	341,275
Total comprehensive loss attributable to noncontrolling interests	(2,270)	—	—

Total comprehensive earnings attributable to Hasbro, Inc.	$324,370	299,635	341,275

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2013	2012	2011
Cash flows from operating activities
Net earnings	$283,928	335,999	385,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	102,799	99,718	113,821
Amortization of intangibles	78,186	50,569	46,647
Program production cost amortization	47,690	41,800	35,798
Deferred income taxes	(19,183)	(16,086)	(2,921)
Stock-based compensation	21,272	19,434	12,463
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(86,616)	28,690	(108,845)
(Increase) decrease in inventories	(37,511)	22,546	17,463
(Increase) decrease in prepaid expenses and other current assets	(5,021)	6,529	(85,076)
Program production costs	(41,325)	(59,277)	(80,983)
Increase (decrease) in accounts payable and accrued liabilities	140,092	(22,362)	75,589
Other, including long-term advances	(83,179)	27,236	(13,254)

Net cash provided by operating activities	401,132	534,796	396,069

Cash flows from investing activities
Additions to property, plant and equipment	(112,031)	(112,091)	(99,402)
Investments and acquisitions, net of cash acquired	(110,698)	—	(11,585)
Other	4,986	5,919	3,372

Net cash utilized by investing activities	(217,743)	(106,172)	(107,615)

Cash flows from financing activities
Net (repayments of) proceeds from other short-term borrowings	(215,273)	43,106	167,339
Purchases of common stock	(103,488)	(98,005)	(423,008)
Stock option transactions	118,122	54,963	29,798
Excess tax benefits from stock-based compensation	22,300	14,477	9,657
Dividends paid	(156,129)	(225,464)	(154,028)
Other	(6,541)	(8,456)	(5,443)

Net cash utilized by financing activities	(341,009)	(219,379)	(375,685)

Effect of exchange rate changes on cash	(9,632)	(1,232)	1,123

(Decrease) increase in cash and cash equivalents	(167,252)	208,013	(86,108)
Cash and cash equivalents at beginning of year	849,701	641,688	727,796

Cash and cash equivalents at end of year	$682,449	849,701	641,688

Supplemental information
Interest paid	$90,605	93,957	91,045

Income taxes paid	$88,189	110,544	78,104

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Treasury Stock	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
Balance, December 26, 2010	$104,847	625,961	2,978,317	8,149	(2,101,854)	$1,615,420	$—
Net earnings	—	—	385,367	—	—	385,367	—
Other comprehensive loss	—	—	—	(44,092)	—	(44,092)	—
Stock-based compensation transactions	—	(8,266)	—	—	37,895	29,629	—
Purchases of common stock	—	—	—	—	(423,008)	(423,008)	—
Stock-based compensation expense	—	12,349	—	—	114	12,463	—
Dividends declared	—	—	(158,264)	—	—	(158,264)	—

Balance, December 25, 2011	$104,847	630,044	3,205,420	(35,943)	(2,486,853)	$1,417,515	$—
Net earnings	—	—	335,999	—	—	335,999	—
Other comprehensive loss	—	—	—	(36,364)	—	(36,364)	—
Stock-based compensation transactions	—	6,695	—	—	51,015	57,710	—
Purchases of common stock	—	—	—	—	(100,041)	(100,041)	—
Stock-based compensation expense	—	19,204	—	—	230	19,434	—
Dividends declared	—	—	(186,874)	—	—	(186,874)	—

Balance, December 30, 2012	$104,847	655,943	3,354,545	(72,307)	(2,535,649)	$1,507,379	$—
Redeemable noncontrolling interests related to acquisition of Backflip Studios, LLC	—	—	—	—	—	—	48,000
Net earnings attributable to Hasbro, Inc.	—	—	286,198	—	—	286,198	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(2,270)
Other comprehensive earnings	—	—	—	38,172	—	38,172	—
Stock-based compensation transactions	—	57,070	—	—	83,324	140,394	—
Purchases of common stock	—	—	—	—	(102,505)	(102,505)	—
Stock-based compensation expense	—	21,168	—	—	104	21,272	—
Dividends declared	—	—	(208,567)	—	—	(208,567)	—
Distributions paid to noncontrolling owners	—	—	—	—	—	—	(285)

Balance, December 29, 2013	$104,847	734,181	3,432,176	(34,135)	(2,554,726)	$1,682,343	$45,445

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

Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 29, 2013 and December 25, 2011 were fifty-two week periods while the fiscal year ended December 30, 2012 was a fifty-three week period.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At December 29, 2013 and December 30, 2012, finished goods comprised 90% and 91% of inventories, respectively.

Equity Method Investment

For the Company’s equity method investments, only the Company’s investment in and amounts due to and from the equity method investment are included in the consolidated balance sheets and only the Company’s share of the equity method investment’s earnings (losses) is included in the consolidated statements of operations. Dividends, cash distributions, loans or other cash received from the equity method investment, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statements of cash flows.

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

Long-Lived Assets

The Company’s long-lived assets consist of goodwill and intangible assets with indefinite lives, other intangibles, and property, plant and equipment the Company considers to have a defined life.

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

The remaining intangibles having defined lives are being amortized over periods ranging from five to twenty years, primarily using the straight-line method. At December 29, 2013, approximately 12% of other intangibles, net are being amortized in proportion to projected revenues.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Depreciation expense is classified in the consolidated statements of operations based on the nature of the property and equipment being depreciated. Tools, dies and molds are depreciated over a three-year period or their useful lives, whichever is less, using an accelerated method. The Company generally owns all tools, dies and molds related to its products.

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 29, 2013, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 29, 2013 also include long-term borrowings (see note 9 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 9, 12 and 16).

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

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2013, 2012 and 2011, these costs were $155,316, $157,035 and $173,028, respectively, and are included in selling, distribution and administration expenses.

Operating Leases

Hasbro records lease expense on a straight-line basis inclusive of rent concessions and increases. Reimbursements from lessors for leasehold improvements are deferred and recognized as a reduction to lease expense over the remaining lease term.

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

The Company uses a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the consolidated financial statements. The second step determines the measurement of the tax position. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Foreign Currency Translation

Foreign currency assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues, costs and expenses are translated at weighted average exchange rates during each reporting period. Net earnings include gains or losses resulting from foreign currency transactions and, when required, translation gains and losses resulting from the use of the U.S. dollar as the functional currency in highly inflationary economies. Other gains and losses resulting from translation of financial statements are a component of consolidated other comprehensive earnings.

Pension Plans, Postretirement and Postemployment Benefits

Pension expense and related amounts in the consolidated balance sheets are based on actuarial computations of current and future benefits. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2014, the Company expects to contribute approximately $6,400 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. It also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.

Stock-Based Compensation

The Company has a stock-based employee compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. All awards are measured at fair value at the date of the grant and amortized as expense on a straight-line basis over the requisite service period of the award. For awards contingent upon Company performance, the measurement of the expense for these awards is based on the Company’s current estimate of its performance over the performance period. For awards contingent upon the achievement of market conditions, the probability of satisfying the market condition is considered in the estimation of the grant date fair value. See note 13 for further discussion.

Risk Management Contracts

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars as well as Euros. Further, the Company also uses forward-starting interest rate swap agreements to hedge the anticipated future interest payments related to the expected refinancing of the Company’s long-term debt due in 2014. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

The Company records all derivatives, such as foreign currency exchange contracts and forward-starting interest rate swap contracts, on the consolidated balance sheets at fair value. Changes in the derivative fair values that are designated as cash flow hedges and are effective are deferred and recorded as a component of Accumulated Other Comprehensive (Loss) Earnings (“AOCE”) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company’s foreign currency and forward-starting interest rate swap contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the consolidated statements of operations. The Company uses derivatives to economically hedge intercompany loans denominated in foreign currencies. The Company does not use hedge accounting for these contracts as changes in the fair value of these contracts are substantially offset by changes in the fair value of the intercompany loans.

The Company also used interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps were matched with long-term debt due in 2014 and designated as fair value hedges of the change in fair value of the related debt obligations. These agreements were recorded at their fair value as an asset or liability. Gains and losses on these contracts were included in the consolidated statements of operations and wholly offset by changes in the fair value of the related long-term debt. In November 2012, these interest rate swap agreements were terminated. The realized gain on the interest rate swaps was recorded as an adjustment to long-term debt and is being amortized through the consolidated statements of operations over the term of the related long-term debt using a straight-line method.

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 760, 3,409 and 1,851 for 2013, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 29, 2013 is as follows:

	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$286,198	286,198	335,999	335,999	385,367	385,367

Average shares outstanding	130,186	130,186	130,067	130,067	133,823	133,823
Effect of dilutive securities:
Options and other share-based awards	—	1,602	—	1,859	—	2,874

Equivalent shares	130,186	131,788	130,067	131,926	133,823	136,697

Net earnings attributable to Hasbro, Inc. per share	$2.20	2.17	2.58	2.55	2.88	2.82

(2)    Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the three years ended December 29, 2013.

	2013	2012	2011
Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$(511)	(384)	1,395
Tax benefit (expense) on unrecognized pension and postretirement amounts	(25,193)	18,714	8,757
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	946	1,378	402
Tax (benefit) expense on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(4,275)	(2,498)	(1,973)

Total tax effect on other comprehensive earnings	$(29,033)	17,210	8,581

In 2013, 2012 and 2011, net losses on cash flow hedging activities reclassified to earnings, net of tax, included losses of $168, $90 and $100, respectively, as a result of hedge ineffectiveness.

At December 29, 2013, the Company had remaining net deferred losses on hedging instruments, net of tax, of $7,313 in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2013 or forecasted to be purchased during 2014 and 2015, intercompany expenses expected to be paid or received during 2014 and 2015, cash receipts for sales made at the end of 2013 or forecasted to be made in 2014 and interest expenses expected to be paid on an expected issuance of long-term debt in 2014. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses. Of the net deferred losses included in AOCE at December 29, 2013, the Company expects approximately $6,500 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2013
Balance at December 30, 2012	$(120,422)	(1,008)	49,123	(72,307)
Current period other comprehensive earnings (loss)	47,081	(3,075)	(11,104)	32,902
Reclassifications from AOCE to earnings	8,500	(3,230)	—	5,270

Balance at December 29, 2013	$(64,841)	(7,313)	38,019	(34,135)

2012
Balance at December 25, 2011	$(86,822)	10,081	40,798	(35,943)
Current period other comprehensive earnings (loss)	(38,335)	(3,704)	8,325	(33,714)
Reclassifications from AOCE to earnings	4,735	(7,385)	—	(2,650)

Balance at December 30, 2012	$(120,422)	(1,008)	49,123	(72,307)

2011
Balance at December 26, 2010	$(69,925)	15,432	62,642	8,149
Current period other comprehensive earnings (loss)	(20,237)	(8,689)	(21,844)	(50,770)
Reclassifications from AOCE to earnings	3,340	3,338	—	6,678

Balance at December 25, 2011	$(86,822)	10,081	40,798	(35,943)

See notes 14 and 16 for additional discussion on reclassifications from AOCE to earnings.

(3)    Property, Plant and Equipment

	2013	2012
Land and improvements	$7,870	7,197
Buildings and improvements	241,886	228,611
Machinery, equipment and software	435,778	426,992

	685,534	662,800
Less accumulated depreciation	500,478	481,513

	185,056	181,287
Tools, dies and molds, net of accumulated depreciation	51,207	49,127

Total property, plant and equipment, net	$236,263	230,414

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

The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 29, 2013, no such events occurred. The Company completed its annual impairment tests of goodwill in the fourth quarters of 2013, 2012 and 2011 concluding that the fair value of each reporting unit substantially exceeded the carrying value and therefore, no impairment charges were taken in each of the three years.

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of the goodwill impairment testing, these assets are allocated to the reporting units within the Company’s operating segments. Changes in the carrying amount of goodwill, by operating segment, for the years ended December 29, 2013 and December 30, 2012 are as follows:

	U.S. and Canada	International	Entertainment and Licensing	Total
2013
Balance at December 30, 2012	$296,978	171,451	6,496	474,925
Acquired during the period	—	—	119,111	119,111
Foreign exchange translation	—	285	—	285

Balance at December 29, 2013	$296,978	171,736	125,607	594,321

2012
Balance at December 25, 2011	$296,978	171,318	6,496	474,792
Foreign exchange translation	—	133	—	133

Balance at December 30, 2012	$296,978	171,451	6,496	474,925

On July 8, 2013, the Company acquired a majority interest in Backflip Studios, LLC (“Backflip”), a mobile game developer based in Boulder, Colorado. The Company paid $112,000 in cash to acquire a 70% interest in Backflip, and will be required to purchase the remaining 30% in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics. The Company is consolidating the financial statements of Backflip and reporting the 30% redeemable noncontrolling interests as a separate line in the consolidated balance sheets and statements of operations.

Based on a valuation of approximately $160,000, the Company has allocated approximately $6,000 to net tangible assets, $35,000 to identifiable intangible assets, $119,000 to goodwill, and $48,000 to redeemable noncontrolling interests. The valuation was based on the income approach which utilizes discounted future cash flows expected to be generated from the acquired business. Identifiable intangible assets include property rights which are being amortized over the projected revenue curve over a period of four years. During 2013, amortization of intangibles includes $8,100 related to these assets. Goodwill reflects the value to the Company from leveraging Backflip’s expertise in developing and marketing mobile digital games, including the continued expansion of its own brands in this arena. The goodwill recorded as part of this acquisition will be reflected in

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

the Entertainment and Licensing segment and the amortization will be deductible for income tax purposes. The $48,000 value of the redeemable noncontrolling interests has been presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. This presentation is required because the Company has the obligation to purchase the remaining 30% of Backflip in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics.

The consolidated statements of operations for the year ended December 29, 2013 include the operations of Backflip from the closing date of July 8, 2013. Actual and pro forma results have not been disclosed because they are not material to the consolidated financial statements. Net loss attributable to noncontrolling interests for the year ended December 29, 2013 was $2,270.

A summary of the Company’s other intangibles, net at December 29, 2013 and December 30, 2012:

	2013	2012
Acquired product rights	$788,544	751,016
Licensed rights of entertainment properties	256,555	256,555
Accumulated amortization	(744,838)	(666,650)

Amortizable intangible assets	300,261	340,921
Product rights with indefinite lives	75,738	75,738

Total other intangibles, net	$375,999	416,659

Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2013, the Company incurred $19,736 in impairment charges related to certain product lines which the Company exited as well as product lines with reduced expectations. The Company will continue to incur amortization expense related to the use of acquired and licensed rights to produce various products. A portion of the amortization of these product rights will fluctuate depending on brand activation, related revenues during an annual period and future expectations, as well as rights reaching the end of their useful lives. The Company currently estimates amortization expense related to the above intangible assets for the next five years to be approximately:

2014	$56,000
2015	44,000
2016	36,000
2017	35,000
2018	24,000

(5)    Equity Method Investment

The Company owns a 50% interest in a joint venture, Hub Television Networks, LLC (“Hub Network”), with Discovery Communications, Inc. (“Discovery”). Hub Network was established to create a cable television network in the United States dedicated to high-quality children’s and family entertainment. The Company purchased its 50% share in Hub Network for a payment of $300,000 and certain future payments based on the value of certain tax benefits expected to be received by the Company. The present value of the expected future payments at the acquisition date totaled approximately $67,900 and was recorded as a component of the Company’s investment in the joint venture. The balance of the associated liability, including imputed interest, was $69,749 and $71,072 at December 29, 2013 and December 30, 2012, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets. During 2013, 2012 and 2011, the Company made payments under the tax sharing agreement to Discovery of $6,541, $5,954 and $5,443, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Voting control of Hub Network is shared 50/50 between the Company and Discovery. The Company has determined that it does not meet the control requirements to consolidate Hub Network, and accounts for the investment using the equity method of accounting. The Company’s share in the loss of Hub Network for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 totaled $2,386, $6,015 and $7,290, respectively, and is included as a component of other (income) expense, net in the accompanying consolidated statements of operations.

The Company has a license agreement with Hub Network that requires the payment of royalties by the Company to Hub Network based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license agreement includes a minimum royalty guarantee of $125,000, payable in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 10-year period. During 2013, 2012 and 2011, the Company paid annual installments of $25,000 each which are included in other, including long-term advances in the consolidated statements of cash flows. The payment made in 2013 was the final installment under this agreement. As of December 29, 2013 and December 30, 2012, the Company had $101,823 and $89,914 of prepaid royalties, respectively, related to this agreement, $15,955 and $12,400, respectively, of which are included in prepaid expenses and other current assets and $85,868 and $77,514, respectively, of which are included in other assets. The Company and Hub Network are also parties to an agreement under which the Company will provide Hub Network with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event Hub Network licenses the programming from the Company to air on the network, it is required to pay the Company a license fee.

As of December 29, 2013 and December 30, 2012, the Company’s interest in Hub Network totaled $321,876 and $330,746, respectively, and is a component of other assets. The Company also enters into certain other transactions with Hub Network including the licensing of television programming and the purchase of advertising. During 2013, 2012 and 2011, these transactions were not material.

(6)    Program Production Costs

Program production costs are included in other assets and consist of the following at December 29, 2013 and December 30, 2012:

	2013	2012
Released, less amortization	$59,783	65,201
In production	17,683	22,909
Pre-production	2,499	3,865

Total program production costs	$79,965	91,975

Based on management’s total revenue estimates at December 29, 2013, 93% of the unamortized television programming costs relating to released productions are expected to be amortized during the next three years. Based on current estimates, the Company expects to amortize approximately $22,700 of the $59,783 of released programs during fiscal 2014.

(7)    Financing Arrangements

At December 29, 2013, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $700,000 and $102,000, respectively. All of the short-term borrowings outstanding at the end of 2013 and a portion of the short-term borrowings outstanding at the end of 2012 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 29, 2013 and December 30, 2012 were 5.25% and 5.79%, respectively. The Company had no borrowings outstanding under its committed line of credit or commercial paper program at December 29, 2013. During 2013, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowings under lines of credit and utilization of its commercial paper program discussed below.

The unsecured committed line of credit, as amended on October 2012 (the “Agreement”), provides the Company with a $700,000 committed borrowing facility through October 1, 2017. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 29, 2013.

The Company pays a commitment fee (0.15% as of December 29, 2013) based on the unused portion of the facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, Prime Rate or Eurocurrency Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 29, 2013, the interest rate under the facility was equal to Eurocurrency Rate plus 1.25%.

In January 2011, the Company entered into an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Under the Program, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 30, 2012, the Company had notes outstanding under the Program of $209,190 with a weighted average interest rate of 1.46%. There were no notes outstanding under the Program at December 29, 2013.

(8)    Accrued Liabilities

Components of accrued liabilities are as follows:

	2013	2012
Royalties	$168,950	133,009
Advertising	84,815	85,401
Payroll and management incentives	73,970	70,954
Other	400,024	306,800

Total accrued liabilities	$727,759	596,164

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(9)    Long-Term Debt

Components of long-term debt are as follows:

	2013		2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	532,750	500,000	615,650
6.125% Notes Due 2014	428,390	435,838	436,526	455,175
6.30% Notes Due 2017	350,000	400,050	350,000	399,700
6.60% Debentures Due 2028	109,895	118,566	109,895	129,687

Total long-term debt	1,388,285	1,487,204	1,396,421	1,600,212
Less: current portion	428,390	435,838	—	—

Long-term debt excluding current portion	$959,895	1,051,366	1,396,421	1,600,212

The carrying cost of the 6.125% Notes Due 2014 include principal amounts of $425,000 as well as fair value adjustments of $3,390 and $11,526 at December 29, 2013 and December 30, 2012, respectively, related to interest rate swaps. The interest rate swaps were terminated in November 2012 and the fair value adjustments at December 29, 2013 and December 30, 2012 represent the unamortized portion of the fair value of the interest rate swaps at the date of termination. At December 29, 2013, the principal amount and fair value adjustment associated with the 6.125 % Notes Due 2014, totaling $428,390, were included in the current portion of long-term debt. All other carrying costs represent principal amounts and were included in long-term debt excluding the current portion at December 29, 2013. Total principal amounts of long-term debt at December 29, 2013 and December 30, 2012 were $1,384,895.

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

Interest rates for the 6.30% Notes Due 2017 may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 29, 2013, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Rating Services and Fitch Ratings were Baa2, BBB, and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem these notes at its option at the greater of the principal amount of these notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

The Company was party to a series of interest rate swap agreements to adjust the amount of debt that is subject to fixed interest rates. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is being amortized through the consolidated statements of operations over the life of the related debt using a straight-line method. At December 29, 2013 and December 30, 2012, this adjustment to long-term debt was $3,390 and $11,526, respectively. The interest rate swaps were matched with the 6.125% Notes Due 2014, accounted for as fair value hedges of those notes and were designated and effective as hedges of the change in the fair value of the associated debt. The Company

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

recorded a gain of $3,191 and $15,511 on these instruments in other (income) expense, net for the years ended December 30, 2012 and December 25, 2011, respectively, relating to the change in fair value of the interest rate swaps, wholly offsetting gains and losses from the change in fair value of the associated long-term debt.

At December 29, 2013, as detailed above, the Company’s 6.125% Notes mature in 2014 and 6.30% Notes mature in 2017. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2017. The aggregate principal amount of long-term debt maturing in the next five years is $775,000.

(10)    Income Taxes

Income taxes attributable to earnings before income taxes are:

	2013	2012	2011
Current
United States	$12,760	64,076	49,233
State and local	1,677	1,587	2,538
International	72,640	67,826	52,176

	87,077	133,489	103,947

Deferred
United States	(10,751)	(8,832)	(1,973)
State and local	(368)	(303)	(68)
International	(8,064)	(6,951)	(880)

	(19,183)	(16,086)	(2,921)

Total income taxes	$67,894	117,403	101,026

Certain income tax (benefits) expenses, not reflected in income taxes in the consolidated statements of operations totaled $6,733 in 2013, $(31,682) in 2012 and $(18,266) in 2011 which relate primarily to stock options. In 2013, 2012 and 2011, the deferred tax portion of the total (benefit) expense was $29,033, $(17,210) and $(8,581), respectively.

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2013	2012	2011
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.3	0.3	0.3
Tax on international earnings	(11.4)	(9.4)	(11.4)
Exam settlements and statute expirations	(7.4)	(7.0)	(4.6)
Other, net	2.8	7.0	1.5

	19.3%	25.9%	20.8%

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2013	2012	2011
United States	$54,424	113,893	132,255
International	297,398	339,509	354,138

Total earnings before income taxes	$351,822	453,402	486,393

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 29, 2013 and December 30, 2012 are:

	2013	2012
Deferred tax assets:
Accounts receivable	$20,853	21,410
Inventories	16,272	15,472
Loss carryforwards	27,870	25,083
Operating expenses	54,255	46,879
Pension	31,533	49,159
Other compensation	46,206	53,611
Postretirement benefits	12,873	16,447
Tax sharing agreement	24,835	25,510
Other	30,338	31,038

Gross deferred tax assets	265,035	284,609
Valuation allowance	(21,474)	(17,145)

Net deferred tax assets	243,561	267,464

Deferred tax liabilities:
Depreciation and amortization of long-lived assets	66,856	76,365
Equity method investment	18,571	19,967
Other	5,455	7,655

Deferred tax liabilities	90,882	103,987

Net deferred income taxes	$152,679	163,477

Hasbro has a valuation allowance for certain deferred tax assets at December 29, 2013 of $21,474, which is an increase of $4,329 from $17,145 at December 30, 2012. The valuation allowance pertains to certain U.S. state and international loss carryforwards, some of which have no expiration and others that would expire beginning in 2015.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

At December 29, 2013 and December 30, 2012, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2013	2012
Prepaid expenses and other current assets	$86,634	85,429
Other assets	67,773	79,746
Accrued liabilities	(183)	(641)
Other liabilities	(1,545)	(1,057)

Net deferred income taxes	$152,679	163,477

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 29, 2013, December 30, 2012 and December 25, 2011 is as follows:

	2013	2012	2011
Balance at beginning of year	$103,067	83,814	91,109
Gross increases in prior period tax positions	8,677	3,089	811
Gross decreases in prior period tax positions	(33,181)	(10,856)	(33,501)
Gross increases in current period tax positions	10,353	30,008	27,910
Decreases related to settlements with tax authorities	(31,478)	—	(792)
Decreases from the expiration of statute of limitations	(1,979)	(2,988)	(1,723)

Balance at end of year	$55,459	103,067	83,814

If the $55,459 balance as of December 29, 2013 is recognized, approximately $54,000 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets.

During 2013, 2012, and 2011 the Company recognized $4,634, $3,110 and $3,100, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 29, 2013, December 30, 2012 and December 25, 2011, the Company had accrued potential interest and penalties of $24,547, $20,377 and $13,847, respectively.

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

During 2013, the U.S. Internal Revenue Service completed an examination related to the 2008 and 2009 U.S. federal income tax returns. As the result of the completion of this examination, unrecognized tax benefits, which are included as a component of other liabilities in the consolidated balance sheets, decreased $67,174. Of this amount, $29,970 was recorded as an increase to current liabilities, $14,112 as a reduction of deferred tax assets and the remainder as a reduction of income tax expense. The total income tax benefit resulting from the completion of the examination, including other adjustments, totaled $23,637 during 2013. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

During 2011, as a result of the completion of an examination related to the 2006 and 2007 U.S. federal income tax returns by the U.S. Internal Revenue Service, the Company recognized $22,101 of previously accrued unrecognized tax benefits, including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions. Of this amount, $1,482 was recorded as a reduction of deferred tax assets and the remainder as a reduction of income tax expense. The total income tax benefit resulting from the completion of the examination, including other adjustments, totaled $20,477 during 2011.

In connection with tax examinations in Mexico for the years 2000 to 2007, the Company has received tax assessments totaling approximately $248,760, which includes interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of December 29, 2013, bonds

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

totaling approximately $187,130 (at year-end 2013 exchange rates) have been provided to the Mexican government related to the 2000 through 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amount of the 2005 through 2007 assessments. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2007.

The Company believes it is reasonably possible that certain tax examinations and statutes of limitations may be concluded and will expire within the next 12 months, and that unrecognized tax benefits, excluding potential interest and penalties, may decrease by up to approximately $5,500, substantially all of which would be recorded as a tax benefit in the consolidated statements of operations. In addition, approximately $800 of potential interest and penalties related to these amounts would also be recorded as a tax benefit in the consolidated statements of operations.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for indefinite reinvestment is approximately $1,861,000 at December 29, 2013. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $492,000.

(11)    Capital Stock

In each of May 2011 and August 2013 the Company’s Board of Directors authorized the repurchases of up to $500,000 in common stock after five previous authorizations dated May 2005, July 2006, August 2007, February 2008 and April 2010 with a cumulative authorized repurchase amount of $2,325,000 were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2013, the Company repurchased 2,268 shares at an average price of $45.17. The total cost of these repurchases, including transaction costs, was $102,505. At December 29, 2013, $524,822 remained under the current authorizations.

(12)    Fair Value of Financial Instruments

The Company measures certain assets at fair value in accordance with current accounting standards. The fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. There have been no transfers between levels within the fair value hierarchy.

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments. At December 29, 2013 and December 30, 2012, these investments totaled $28,048 and $24,091, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $152, $2,504 and $61 on these investments in other (income) expense, net for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively, relating to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 29, 2013 and December 30, 2012, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 29, 2013
Assets:
Available-for-sale securities	$28,048	—	22,564	5,484
Derivatives	4,627	—	4,627	—

Total assets	$32,675	—	27,191	5,484

Liabilities:
Derivatives	$12,330	—	12,330	—

December 30, 2012
Assets:
Available-for-sale securities	$24,099	8	18,986	5,105
Derivatives	4,254	—	1,741	2,513

Total assets	$28,353	8	20,727	7,618

Liabilities:
Derivatives	$3,461	—	3,461	—

Certain available-for-sale securities held by the Company are valued at the net asset value which is quoted on a private market that is not active; however, the unit price is predominantly based on underlying investments which are traded on an active market. Investments valued at net asset value are redeemable within 45 days. In 2012 the Company purchased an available-for-sale investment which invests in hedge funds which contain financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment. The Company’s derivatives consist primarily of foreign currency forward and forward-starting interest rate contracts. The Company uses current forward rates of the respective foreign currencies and U.S. treasury interest rates to measure the fair value of these contracts. At December 30, 2012, derivative instruments also included warrants to purchase common stock of an unrelated company. The Company used the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believed that this was the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2013.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2013	2012
Balance at beginning of year	$7,618	3,724
Purchases	—	5,000
Sales	(990)	—
Loss from change in fair value	(1,144)	(1,106)

Balance at end of year	$5,484	7,618

(13)    Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 14,766 shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Generally, options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.

Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 was $21,272, $19,434 and $12,463, respectively, and was recorded as follows:

	2013	2012	2011
Cost of sales	$152	146	51
Product development	1,767	1,854	556
Selling, distribution and administration	19,353	17,434	11,856

	21,272	19,434	12,463
Income tax benefit	7,065	6,392	4,202

	14,207	13,042	8,261

Restricted Stock Units

The Company on occasion will issue restricted stock or grant restricted stock units to certain key employees. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally between three and five years. During 2013, 2012 and 2011, the Company recognized compensation expense, net of forfeitures, on these awards of $8,732, $2,328 and $1,761, respectively. At December 29, 2013, the amount of total unrecognized compensation cost related to restricted stock units is $37,482 and the weighted average period over which this will be expensed is 40 months.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

In October 2012, as part of an Amended and Restated Employment Agreement, the Company’s Chief Executive Officer was awarded 587 shares to be granted in two tranches across 2013 and 2014. As of May 2013, both tranches met the accounting definition for grant date and, as such, are being expensed from 2013 through 2017. The expense related to 2013 is included in the aforementioned recognized and unrecognized compensation costs related to restricted stock units. 468 shares of this award are considered granted in 2013 and included in the table below. The remaining shares were granted in February 2014. These awards provide the recipient with the ability to earn shares of the Company’s common stock based on the Company’s achievement of four stated stock price hurdles and continued employment through December 31, 2017. At the completion of the service period, the recipient will receive one quarter of the award for each stock price hurdle achieved after April 24, 2013. The four stock price hurdles are $45, $52, $56 and $60 which must be met for a period of at least thirty days using the average closing price over such period.

The Company used a Monte Carlo simulation valuation model to determine the fair value of these awards. The following inputs were used in the simulation that resulted in an average grant date fair value for this award of $35.56:

Inputs
Grant date stock price	$47.28
Stock price volatility	26.12%
Risk-free interest rate	0.65%
Dividend yield	3.38%

Excluding the aforementioned award for 468 shares, information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Outstanding at beginning of year	296	232	196
Granted	451	92	97
Forfeited	(44)	(27)	(3)
Vested	(1)	(1)	(58)

Outstanding at end of year	702	296	232

Weighted average grant-date fair value:
Granted	$45.16	36.01	39.81
Forfeited	$40.40	40.80	40.98
Vested	$33.62	32.90	34.61
Outstanding at end of year	$43.10	39.53	41.06

Of the shares vested in 2011, the receipt of 58 shares has been deferred to the date upon which the recipient is no longer employed by the Company.

Stock Performance Awards

In 2013, 2012 and 2011, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2015, December 2014, and December 2013 for the 2013, 2012 and 2011 awards,

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. The ultimate amount of the award may vary, depending on actual results. Awards may vary from 0% to 200% of the target number of shares.

Furthermore, on October 2012, as part of an Amended and Restated Employment Agreement, Stock Performance Awards awarded to the Company’s Chief Executive Officer in 2013 may be adjusted at the time of vesting dependent on the Company’s total shareholder return compared to Standard & Poor’s 500 return for the applicable performance period. This additional adjustment will vary from 75% to 200%.

Information with respect to Stock Performance Awards for 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Outstanding at beginning of year	1,019	1,627	1,878
Granted	358	695	456
Forfeited	(101)	(144)	(86)
Cancelled	(333)	(682)	—
Vested	—	(477)	(621)

Outstanding at end of year	943	1,019	1,627

Weighted average grant-date fair value:
Granted	$47.21	36.14	45.66
Forfeited	$40.24	37.54	32.53
Cancelled	$45.66	33.76	—
Vested	$—	22.31	27.10
Outstanding at end of year	$40.24	39.57	33.52

Stock Performance Awards granted during 2011 include 23 shares related to the 2009 awards, reflecting an increase in the ultimate amount of the awards issued based on the Company’s actual results during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance Awards granted during 2011. Shares cancelled in 2013 and 2012 represent the cancellation of the Stock Performance Awards granted during 2011 and 2010, respectively, based on the minimum targets for these awards not being met.

During 2013, 2012 and 2011, the Company recognized $815, $3,628 and $(3,558), respectively, of (income) expense relating to these awards. Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. In the fourth quarter of 2013 and 2011, it was determined that it was no longer probable that the minimum targets would be met for certain Stock Performance Awards grants and, as a result, all previously recognized expense totaling $7,046 and $16,332, respectively, related to these awards was reversed. At December 29, 2013, the amount of total unrecognized compensation cost related to these awards is approximately $13,350 and the weighted average period over which this will be expensed is 24 months.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Stock Options

Information with respect to stock options for the three years ended December 29, 2013 is as follows:

	2013	2012	2011
Outstanding at beginning of year	9,283	11,004	11,392
Granted	776	1,730	1,080
Exercised	(4,377)	(3,126)	(1,267)
Expired or forfeited	(139)	(325)	(201)

Outstanding at end of year	5,543	9,283	11,004

Exercisable at end of year	3,144	6,094	7,494

Weighted average exercise price:
Granted	$47.21	36.14	45.66
Exercised	$26.99	21.23	23.55
Expired or forfeited	$39.59	35.19	29.35
Outstanding at end of year	$36.63	31.25	27.75
Exercisable at end of year	$33.22	27.84	24.35

With respect to the 5,543 outstanding options and 3,144 options exercisable at December 29, 2013, the weighted average remaining contractual life of these options was 3.85 years and 2.87 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 29, 2013 was $98,498 and $66,586, respectively. Substantially all unvested outstanding options are expected to vest.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2013, 2012 and 2011 was $6.94, $6.29 and $9.84, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	0.62%	0.69%	1.64%
Expected dividend yield	3.39%	3.99%	2.63%
Expected volatility	26%	31%	30%
Expected option life	5 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2013, 2012 and 2011 were $89,534, $49,225 and $26,308, respectively.

At December 29, 2013, the amount of total unrecognized compensation cost related to stock options was $9,514 and the weighted average period over which this will be expensed is 19 months.

Non-Employee Awards

In 2013, 2012 and 2011, the Company granted 33, 44 and 33 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 28 shares from the 2013 grant, 33 shares from the 2012 grant and 27 shares from the 2011 grant has been deferred to the date upon which the

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,560 was recorded in selling, distribution and administration expense for each year in the three-year period ended December 29, 2013.

Cash-Settled Restricted Stock Units

In 2011 and 2010, the Company granted awards to certain employees consisting of cash settled restricted stock units. Under these awards, the recipients are granted restricted stock units that vest over three years. At the end of the vesting period, the fair value of those units based on Hasbro’s stock price will be paid in cash to the recipient. The Company accounts for these awards as a liability which is marked to market through the consolidated statements of operations based on the current market price and lapsed portion of the vesting period. In 2013, 2012 and 2011, the Company recognized expense of $1,316, $1,348 and $804, respectively related to these awards.

(14)    Pension, Postretirement and Postemployment Benefits

Pension and Postretirement Benefits

The Company recognizes an asset or liability for each of its defined benefit pension plans equal to the difference between the projected benefit obligation of the plan and the fair value of the plan’s assets. Actuarial gains and losses and prior service costs that have not yet been included in income are recognized in the consolidated balance sheets in AOCE. Reclassifications to earnings from AOCE related to pension and postretirement plans are recorded to selling, distribution and administration expense.

Expenses related to the Company’s defined benefit pension and defined contribution plans for 2013, 2012 and 2011 were approximately $35,900, $40,300 and $35,500, respectively. Of these amounts, $23,000, $29,500 and $28,500, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.

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

At December 29, 2013, the measurement date, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $24,551 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $34,886. At December 30, 2012 the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $77,205 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $40,901.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 29, 2013 and December 30, 2012.

	Pension		Postretirement
	2013	2012	2013	2012
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$391,681	346,155	36,969	35,196
Service cost	2,579	1,784	750	735
Interest cost	15,597	16,669	1,380	1,758
Actuarial (gain) loss	(45,170)	54,428	(5,617)	1,403
Curtailment	2,958	486	—	—
Plan amendment	—	—	(4,408)	—
Benefits paid	(17,213)	(25,795)	(1,900)	(2,123)
Settlements	(16,213)	—	—	—
Expenses paid	(1,445)	(2,046)	—	—

Projected benefit obligation — ending	$332,774	391,681	27,174	36,969

Accumulated benefit obligation — ending	$332,774	391,681	27,174	36,969

Change in Plan Assets
Fair value of plan assets — beginning	$273,575	265,075	—	—
Actual return on plan assets	30,619	32,613	—	—
Employer contribution	4,014	3,728	—	—
Benefits paid	(17,213)	(25,795)	—	—
Settlements	(16,213)	—	—	—
Expenses paid	(1,445)	(2,046)	—	—

Fair value of plan assets — ending	$273,337	273,575	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(332,774)	(391,681)	(27,174)	(36,969)
Fair value of plan assets	273,337	273,575	—	—

Funded status	(59,437)	(118,106)	(27,174)	(36,969)
Unrecognized net loss (gain)	69,716	138,946	(15)	5,673
Unrecognized prior service cost (credit)	—	—	(3,857)	215

Net amount recognized	$10,279	20,840	(31,046)	(31,081)

Accrued liabilities	$(2,978)	(2,982)	(2,100)	(2,200)
Other liabilities	(56,459)	(115,124)	(25,074)	(34,769)
Accumulated other comprehensive earnings (loss)	69,716	138,946	(3,872)	5,888

Net amount recognized	$10,279	20,840	(31,046)	(31,081)

In fiscal 2014, the Company expects amortization of unrecognized net losses and unrecognized prior service cost related to its defined benefit pension plans of $3,351 and $98, respectively, to be included as a component of net periodic benefit cost. The Company expects amortization of unrecognized prior service credits in 2014 related to its postretirement plan of $(457).

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2013	2012
Pension
Weighted average discount rate	5.02%	4.09%
Mortality table	RP-2000/IRS Static Basis	RP-2000/IRS Static Basis
Postretirement
Discount rate	5.11%	4.17%
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2020	2020

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset class and fair value hierarchy level (as described in note 12) as of December 29, 2013 and December 30, 2012 are as follows:

		Fair value measurements using:
	Fair Value	Quoted prices In active Markets for Identical assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013:
Equity:
Large Cap	$14,700	14,700	—	—
Small Cap	18,400	18,400	—	—
International	40,100	—	40,100	—
Other	59,500	—	—	59,500
Fixed Income	103,700	—	100,700	3,000
Total Return Fund	27,900	—	27,900	—
Cash Equivalents	9,000	—	9,000	—

	$273,300	33,100	177,700	62,500

2012:
Equity:
Large Cap	$8,000	8,000	—	—
Small Cap	11,400	11,400	—	—
International	33,600	—	33,600	—
Other	56,600	—	—	56,600
Fixed Income	110,600	—	108,200	2,400
Total Return Fund	31,800	—	31,800	—
Cash Equivalents	21,600	—	21,600	—

	$273,600	19,400	195,200	59,000

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Level 1 assets consist of investments traded on active markets that are valued using published closing prices. The Plans’ Level 2 assets primarily consist of investments in common and collective trusts as well as other private investment funds that are valued using the net asset values provided by the trust or fund. Although these trusts and funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. The Company believes that these investments could be sold at amounts approximating the net asset values provided by the trust or fund. The Plans’ Level 3 assets consist of an investment in a hedge fund which is valued using the net asset value provided by the investment manager as well as an investment in a public-private investment fund which is also valued using the net asset value provided by the investment manager. The hedge fund contains investments in financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The public-private investment fund, which is included in fixed income investments above, invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. These securities are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset. The Company believes that the net asset value is the best information available for use in the fair value measurement of this fund. Of the activity in Level 3 assets for 2013, $1,100 relates to purchases of investments, $16,700 relates to capital distributions, $1,600 relates to realized gains on assets sold during the period and $17,500 relates to the unrealized gains on plan assets still held at December 29, 2013.

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

The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 7.00%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term obligations to employees. The Company’s asset allocation includes alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity, total return fund and fixed income asset categories at December 29, 2013 and December 30, 2012. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

For 2013, 2012 and 2011, the Company measured the assets and obligations of the Plans as of the fiscal year-end. The following is a detail of the components of the net periodic benefit cost for the three years ended December 29, 2013.

	2013	2012	2011
Components of Net Periodic Cost
Pension
Service cost	$2,579	1,784	1,729
Interest cost	15,597	16,669	16,852
Expected return on assets	(17,761)	(18,097)	(19,012)
Amortization of prior service cost	98	157	198
Amortization of actuarial loss	7,070	6,221	4,624
Curtailment/settlement losses	6,993	672	—

Net periodic benefit cost	$14,576	7,406	4,391

Postretirement
Service cost	$750	735	685
Interest cost	1,380	1,758	1,764
Amortization of actuarial (gain) loss	(264)	80	67

Net periodic benefit cost	$1,866	2,573	2,516

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2013	2012	2011
Pension
Weighted average discount rate	4.49%	4.96%	5.20%
Long-term rate of return on plan assets	7.00%	7.00%	7.25%
Postretirement
Discount rate	4.34%	5.17%	5.27%
Health care cost trend rate assumed for next year	7.00%	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 29, 2013 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 3%.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan for the next five years subsequent to 2013 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2014	$19,865	2,031
2015	19,972	1,704
2016	19,996	1,669
2017	20,643	1,624
2018	21,379	1,589
2019-2023	111,457	7,449

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 29, 2013 and December 30, 2012, the defined benefit plans had total projected benefit obligations of $112,460 and $107,366, respectively, and fair values of plan assets of $85,335 and $76,930, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $4,085, $3,458 and $2,758 in 2013, 2012 and 2011, respectively. In fiscal 2014, the Company expects amortization of $(27) of prior service costs, $1,589 of unrecognized net losses and $3 of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2013 and in the aggregate for the five years thereafter are as follows: 2014: $1,898; 2015: $1,973; 2016: $2,195; 2017: $2,434; 2018: $2,655; and 2019 through 2023: $17,635.

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

(15)    Leases

Hasbro occupies offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2013, 2012 and 2011 amounted to $44,511, $46,636 and $47,437, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2013 and in the aggregate thereafter are as follows: 2014: $38,665; 2015: $25,898; 2016: $20,248; 2017: $17,521; 2018: $17,091; and thereafter: $22,146.

All leases expire prior to the end of 2024. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2014.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(16)    Derivative Financial Instruments

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. Further, Hasbro uses forward-starting interest rate swap agreements to hedge anticipated interest payments. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

The Company also had warrants to purchase common stock of an unrelated company that constitute and were accounted for as derivatives. For additional information related to these warrants see note 12. In addition, the Company was also party to several interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates which were terminated in the prior year. For additional information related to these interest rate swaps see note 9.

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in 2014 and 2015.

At December 29, 2013 and December 30, 2012, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2013		2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$577,138	(7,493)	397,770	(2,638)
Intercompany royalty transaction	4,948	(2,774)	131,693	(1,168)
Sales	171,393	(1,965)	92,761	2,458
Other	46,563	302	2,420	(45)

Total	$800,042	(11,930)	624,644	(1,393)

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 29, 2013 and December 30, 2012 as follows:

	2013	2012
Prepaid expenses and other current assets
Unrealized gains	$1,088	2,802
Unrealized losses	(702)	(1,073)

Net unrealized gain	$386	1,729

Other assets
Unrealized gains	$—	12
Unrealized losses	—	—

Net unrealized gain	$—	12

Accrued liabilities
Unrealized gains	$3,425	1,466
Unrealized losses	(13,671)	(4,245)

Net unrealized loss	$(10,246)	(2,779)

Other liabilities
Unrealized gains	$—	20
Unrealized losses	(2,070)	(375)

Net unrealized loss	$(2,070)	(355)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 as follows:

	2013	2012	2011
Consolidated Statements of Operations Classification
Cost of sales	$1,523	9,644	(6,158)
Royalties	(1,096)	1,845	2,895
Sales	3,585	(2,633)	436

Net realized gains	$4,012	8,856	(2,827)

In addition, net losses of $(164), $(94) and $(109) were reclassified to earnings as a result of hedge ineffectiveness in 2013, 2012 and 2011, respectively. Other (income) expense for the year ended December 25, 2011 also included a loss of approximately $3,700 related to certain derivatives which no longer qualified for hedge accounting.

During the fourth quarter of 2013, the Company entered into forward-starting interest rate swap agreements with total notional value of $300,000 to hedge the variability of the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of long-term debt to refinance the 6.125% Notes Due 2014 with a principal of $425,000. These derivative instruments are designated and effective as cash flow hedges. An unrealized gain of $3,172 related to these instruments was recorded to prepaid expenses and other current assets at December 29, 2013.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 29, 2013 and December 30, 2012, the total notional amount of the Company’s undesignated derivative instruments was $294,888 and $189,217, respectively.

At December 29, 2013 and December 30, 2012, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheets as follows:

	2013	2012
Other assets
Unrealized gains	$1,069	—
Unrealized losses	—	—

Net unrealized gain	$1,069	—

Accrued liabilities
Unrealized gains	$478	469
Unrealized losses	(492)	(796)

Net unrealized loss	(14)	(327)

Total unrealized gain (loss)	$1,055	(327)

The Company recorded net losses (gains) of $8,791, $2,067 and $(9,098) on these instruments to other (income) expense, net for 2013, 2012 and 2011, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.

For additional information related to the Company’s derivative financial instruments see notes 2, 9 and 12.

(17)    Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $209,398 and $194,221 at December 29, 2013 and December 30, 2012, respectively. Included in the amounts for 2013 and 2012 were $187,130 and $174,870, respectively, of bonds related to tax assessments in Mexico. See note 10 for additional discussion.

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 29, 2013, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2014: $17,560; 2015: $67,366; 2016: $13,556; 2017: $12,706; 2018: $12,706; and thereafter: $38,117. At December 29, 2013, the Company had $294,991 of prepaid royalties, $152,459 of which are included in prepaid expenses and other current assets and $142,532 of which are included in other assets.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $170,000 that are not included in the amounts above that may be payable during the next six years contingent upon the quantity and types of theatrical movie releases by the licensor.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $116,600 and may range from approximately $7,100 to $8,300 per year during the period 2014 to 2018, and approximately $78,100 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

In connection with the Company’s purchase of a majority stake in Backflip, the Company will be required to purchase the remaining 30% in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics. The Company does not know the ultimate timing that these predetermined financial performance metrics may be met and, thereby, cannot currently estimate the purchase price of the remaining 30%. See note 4 for additional discussion.

At December 29, 2013, the Company had approximately $297,817 in outstanding inventory and tooling purchase commitments.

During 2013 the Company recognized $61,140 related to the settlement of an adverse arbitration award related to a license agreement. This charge was comprised of a settlement of $58,040 related to the adverse arbitration award as well as other disputes between the Company and the inventor and $3,100 of related legal expenses. These costs were recorded in the consolidated statements of operations as follows: $42,950 in royalties, $3,100 in selling, distribution and administration expense and $15,090 in interest expense.

Hasbro is party to certain other legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

(18)    Consolidation Program and Restructuring Charge

In the fourth quarter of 2012 the Company announced a multi-year cost savings initiative. This initiative includes workforce reductions, facility consolidations, process improvements and other operating cost savings. The Company has incurred pre-tax restructuring and related pension curtailment and settlement charges of $79,748 in connection with this initiative. Of this amount, $43,702 was recorded in 2013 and $36,046 was recorded in the fourth quarter of 2012. The 2013 charges include $34,980 of severance costs, $6,993 in non-cash pension curtailment and settlement charges and $1,729 of costs associated with exiting a contractual obligation. The 2013 severance charges primarily relate to a voluntary retirement program for certain eligible employees in the United States. The 2012 charges included severance costs of $34,888 related to headcount reductions and $1,157 of facility costs. Of the amounts recognized in 2013 and 2012, substantially all of the amount was included in accrued liabilities at December 29, 2013 and December 30, 2012.

These charges were recorded in the consolidated statements of operations as follows:

	2013	2012
Cost of sales	$10,154	—
Product development	4,100	8,470
Selling, distribution and administration	29,448	27,576

	$43,702	36,046

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following is a summary of the severance and other personnel charges related to the Company’s cost savings initiative included in accrued liabilities:

Balance at December 30, 2012	$34,888
2013 Charges	34,980
Payments	(32,268)

Balance at December 29, 2013	37,600

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

The U.S. and Canada segment includes the marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, DVD-based games and trading card and role-playing games within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company’s U.S. and Canada and International segments.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, including substantially all costs incurred related to the 2013, 2012 and 2011 business restructurings, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and eliminations. The accounting policies of the segments are the same as those referenced in note 1.

Results shown for fiscal years 2013, 2012 and 2011 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2013
U.S. and Canada	$2,006,079	4,412	313,746	21,459	553	3,066,301
International	1,872,980	401	235,482	25,036	13,908	2,233,115
Entertainment and Licensing	190,955	20,521	45,476	22,647	468	691,795
Global Operations(a)	12,143	1,508,303	6,712	65,477	62,696	2,172,816
Corporate and eliminations(b)	—	(1,533,637)	(134,323)	46,366	34,406	(3,761,760)

Consolidated Total	$4,082,157	—	467,093	180,985	112,031	4,402,267

2012
U.S. and Canada	$2,116,297	5,309	319,072	24,899	629	6,041,893
International	1,782,119	381	215,489	21,534	5,000	2,176,021
Entertainment and Licensing	181,430	10,559	53,191	16,123	1,064	1,164,715
Global Operations(a)	9,137	1,480,582	(15,964)	66,053	61,770	2,493,976
Corporate and eliminations(b)	—	(1,496,831)	(20,003)	21,678	43,628	(7,551,218)

Consolidated Total	$4,088,983	—	551,785	150,287	112,091	4,325,387

2011
U.S. and Canada	$2,253,458	16,259	278,356	24,389	1,199	5,225,099
International	1,861,901	201	270,578	21,348	4,296	2,062,928
Entertainment and Licensing	162,233	883	42,784	13,822	3,365	1,022,008
Global Operations(a)	7,997	1,628,852	(7,948)	77,883	70,956	1,974,951
Corporate and eliminations(b)	—	(1,646,195)	10,211	23,026	19,586	(6,154,212)

Consolidated Total	$4,285,589	—	593,981	160,468	99,402	4,130,774

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.
(b)	Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts. During 2013, certain inter-company balances were settled between each of the U.S. and Canada segment, Entertainment and Licensing segement and Corporate and eliminations. This reduced the amount of reported total assets of the U.S. and Canada and Entertainment and Licensing segments and increased the amount reported in Corporate and eliminations at year-end 2013 compared to year-end 2012 and 2011.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 29, 2013.

	2013	2012	2011
Europe	$1,190,350	1,154,310	1,254,427
Latin America	407,710	362,689	334,887
Asia Pacific	274,920	265,120	272,587

Net revenues	$1,872,980	1,782,119	1,861,901

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 29, 2013.

	2013	2012	2011
Boys	$1,237,611	1,577,010	1,821,544
Games	1,311,205	1,192,090	1,169,672
Girls	1,001,704	792,292	741,394
Preschool	531,637	527,591	552,979

Net revenues	$4,082,157	4,088,983	4,285,589

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location.

	2013	2012	2011
Net revenues
United States	$1,960,477	2,044,341	2,155,038
International	2,121,680	2,044,642	2,130,551

	$4,082,157	4,088,983	4,285,589

Long-lived assets
United States	$1,021,063	940,536	974,037
International	185,520	181,462	186,069

	$1,206,583	1,121,998	1,160,106

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, amounted to 16%, 10% and 9%, respectively, of consolidated revenues during 2013, 17%, 11% and 10%, respectively, of consolidated revenues during 2012 and 20%, 11% and 10%, respectively, of consolidated net revenues during 2011. These net revenues were primarily within the U.S. and Canada segment.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(20)    Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2013
Net revenues	$663,694	766,342	1,370,348	1,281,773	4,082,157
Operating profit	10,627	74,088	198,706	183,672	467,093
Earnings (loss) before income taxes	(16,493)	51,076	155,913	161,326	351,822
Net earnings (loss)	(6,671)	36,480	125,843	128,276	283,928
Net earnings (loss) attributable to Hasbro, Inc.	(6,671)	36,480	126,574	129,815	286,198

Per common share
Net earnings (loss) attributable to Hasbro, Inc.
Basic	$(0.05)	0.28	0.97	0.99	2.20
Diluted	(0.05)	0.28	0.96	0.98	2.17
Market price
High	$44.14	48.97	49.75	54.55	54.55
Low	35.00	42.57	44.69	45.44	35.00
Cash dividends declared	$0.40	0.40	0.40	0.40	1.60

	Quarter
	First	Second	Third	Fourth	Full Year
2012
Net revenues	$648,850	811,467	1,345,137	1,283,529	4,088,983
Operating profit	15,726	86,282	249,622	200,155	551,785
Earnings (loss) before income taxes	(4,866)	59,659	224,949	173,660	453,402
Net earnings (loss) attributable to Hasbro, Inc.	(2,579)	43,427	164,852	130,299	335,999

Per common share
Net earnings (loss) attributable to Hasbro, Inc.
Basic	$(0.02)	0.33	1.26	1.00	2.58
Diluted	(0.02)	0.33	1.24	0.99	2.55
Market price
High	$37.70	37.55	39.98	39.96	39.98
Low	31.51	32.00	32.29	34.91	31.51
Cash dividends declared	$0.36	0.36	0.36	0.36	1.44

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 29, 2013. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (1992)”. Based on this assessment, Hasbro’s management concluded that, as of December 29, 2013, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive earnings, cash flows and shareholders’ equity for each of the fiscal years in the three-year period ended December 29, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island

February 26, 2014

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 29, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company is currently in the process of a multi-year global initiative to upgrade its existing SAP system and implement enhanced global practices. During the second quarter of 2010, the SAP upgrade was completed for the U.S. and Canada operations. During the first quarter of 2011, the implementation of the SAP upgrade along with consolidation of certain business activities was completed in the Company’s European business. During the first quarter of 2013, the implementation of the SAP upgrade was completed for the Company’s Latin America business. There were no significant changes in the Company’s internal controls over financial reporting resulting from the completion of these phases of the project.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item with respect to executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The Company has a Code of Conduct, which is applicable to all of the Company’s employees, officers and directors, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Conduct is available on the Company’s website under the Corporate, Investors, Corporate Governance tabs. The Company’s website address is http://www.hasbro.com. Although the Company does not generally intend to provide waivers of or amendments to the Code of Conduct for its Chief Executive Officer, Chief Financial Officer, Controller, or other officers or employees, information concerning any waiver of or amendment to the Code of Conduct for the Chief Executive Officer, Chief Financial Officer, Controller, or any other executive officers or directors of the Company, will be promptly disclosed on the Company’s website in the location where the Code of Conduct is posted.

The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit, (ii) Compensation, (iii) Finance, (iv) Nominating, Governance and Social Responsibility, and (v) Executive Committees of its Board of Directors.

In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s five Board Committees, are all available free of charge upon request to the Company’s Senior Vice President, Chief Legal Officer and Corporate Secretary, Barbara Finigan, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02861-1059.

Item 11.	Executive Compensation.

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

(1) Consolidated Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 29, 2013 and December 30, 2012

Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2013, 2012 and 2011

Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statement Schedule For the Three Fiscal Years Ended in December 2013, 2012 and 2011:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3) Exhibits

The Company will furnish to any shareholder, upon written request, any exhibit listed below upon payment by such shareholder to the Company of the Company’s reasonable expenses in furnishing such exhibit.

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
10.	Material Contracts
	(a)	Amended and Restated Revolving Credit Agreement, dated as of October 25, 2012, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2012, File No. 1-6682.)
	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)

Exhibit
	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(d)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(e)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(f)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(g)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(h)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(i)	Amendment, dated July 19, 2013, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013, File No. 1-6682.)
	(j)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(k)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(l)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)

Exhibit
	(m)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)
	(n)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)
	(o)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(p)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)
	(q)	Form of Employment Agreement between the Company and two Company executives (Brian Goldner and David D.R. Hargreaves). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(r)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(s)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(t)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(u)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(v)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(w)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(x)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(y)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(z)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(aa)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)

Exhibit
	(bb)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(cc)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(dd)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(ee)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(ff)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(gg)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(hh)	Third Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, File No. 1-6682.)
	(ii)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)
	(jj)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)
	(kk)	Form of Premium-Priced Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)
	(ll)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)
	(mm)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)
	(nn)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)

Exhibit
	(oo)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(pp)	Hasbro, Inc. 2013 Performance Rewards Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, File No. 1-6682.)
	(qq)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
	(rr)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)
	(ss)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)
	(tt)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(uu)	Letter Agreement between the Company and Wiebe Tinga, dated March 4, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, file No. 1-6682.)
	(vv)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
	(ww)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
	(xx)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
	(yy)	Third Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld effective as of November 1, 2013.
	(zz)	Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)
	(aaa)	Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(bbb)	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)

Exhibit
(ccc)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)
(ddd)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
12.	Statement re computation of ratios.
21.	Subsidiaries of the registrant.
23.	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

Under date of February 26, 2014, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity for each of the fiscal years in the three-year period ended December 29, 2013, which are included in Form 10-K for the fiscal year ended December 29, 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island

February 26, 2014

Valuation and Qualifying Accounts

Fiscal Years Ended in December

(Thousands of Dollars)

	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other(a)	Balance at End of Year
Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2013	$19,600	—	—	(600)	$19,000

2012	$23,700	(1,200)	—	(2,900)	$19,600

2011	$31,200	(200)	—	(7,300)	$23,700

(a)	Includes write-offs, recoveries of previous write-offs, and translation adjustments. Write-offs and other in 2012 and 2011 include the write-off of older accounts receivable balances that had been fully reserved for in previous years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.

(Registrant)

By:	/s/ Brian D. Goldner	Date: February 26, 2014
Brian D. Goldner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred J. Verrecchia	Chairman of the Board	February 26, 2014
Alfred J. Verrecchia

/s/ Brian D. Goldner Brian D. Goldner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/s/ Deborah M. Thomas Deborah M. Thomas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2014

/s/ Basil L. Anderson	Director	February 26, 2014
Basil L. Anderson

/s/ Alan R. Batkin	Director	February 26, 2014
Alan R. Batkin

/s/ Frank J. Biondi, Jr.	Director	February 26, 2014
Frank J. Biondi, Jr.

/s/ Kenneth A. Bronfin	Director	February 26, 2014
Kenneth A. Bronfin

/s/ John M. Connors, Jr.	Director	February 26, 2014
John M. Connors, Jr.

/s/ Michael W.O. Garrett	Director	February 26, 2014
Michael W.O. Garrett

/s/ Lisa Gersh	Director	February 26, 2014
Lisa Gersh

/s/ Jack M. Greenberg	Director	February 26, 2014
Jack M. Greenberg

/s/ Alan G. Hassenfeld	Director	February 26, 2014
Alan G. Hassenfeld

Signature	Title	Date

/s/ Tracy A. Leinbach	Director	February 26, 2014
Tracy A. Leinbach

/s/ Edward M. Philip	Director	February 26, 2014
Edward M. Philip

HASBRO, INC.

Annual Report on Form 10-K

For the Year Ended December 29, 2013

Exhibit Index

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(f)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as sucessor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
10.	Material Contracts
	(a)	Amended and Restated Revolving Credit Agreement, dated as of October 25, 2012, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks

Exhibit
party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2012, File No. 1-6682.)

	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)

	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)

	(d)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)

	(e)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)

	(f)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)

	(g)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)

	(h)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)

	(i)	Amendment, dated July 19, 2013, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013, File No. 1-6682.)

	(j)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)

	(k)	DHJV Company LLC Limited Liability Company Agreement, dated as of May 22, 2009, between the Company, Discovery Communications, LLC, DHJV Company LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2009, File No. 1-6682.)

Exhibit
Executive Compensation Plans and Arrangements

	(l)	Hasbro, Inc. 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 1995 Annual Meeting of Shareholders, File No. 1-6682.)

	(m)	First Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 1999, File No. 1-6682.)

	(n)	Second Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2000 Annual Meeting of Shareholders, File No. 1-6682.)

	(o)	Third Amendment to the 1995 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

	(p)	Form of Stock Option Agreement (For Participants in the Long Term Incentive Program) under the 1995 Stock Incentive Performance Plan, and the 1997 Employee Non-Qualified Stock Plan. (Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 1992, File No. 1-6682.)

	(q)	Form of Employment Agreement between the Company and two Company executives (Brian Goldner and David D.R. Hargreaves). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)

	(r)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)

	(s)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

	(t)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)

	(u)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

	(v)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)

	(w)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

	(x)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

	(y)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

Exhibit
	(z)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

	(aa)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)

	(bb)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

	(cc)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

	(dd)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

	(ee)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)

	(ff)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders, File No. 1-6682.)

	(gg)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders, File No. 1-6682.)

	(hh)	Third Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, File No. 1-6682.)

	(ii)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)

	(jj)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)

	(kk)	Form of Premium-Priced Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004, File No. 1-6682.)

	(ll)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)

Exhibit
	(mm)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2012, File No. 1-6682.)

	(nn)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)

	(oo)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)

	(pp)	Hasbro, Inc. 2013 Performance Rewards Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, File No. 1-6682.)

	(qq)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)

	(rr)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)

	(ss)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)

	(tt)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)

	(uu)	Letter Agreement between the Company and Wiebe Tinga, dated March 4, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, file No. 1-6682.)

	(vv)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)

	(ww)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)

	(xx)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)

	(yy)	Third Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld effective as of November 1, 2013.

	(zz)	Form of Non-Competition and Non-Solicitation Agreement. (Signed by the following executive officers: David Hargreaves, Duncan Billing, John Frascotti, Deborah Thomas, Martin Trueb, and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2006, File No. 1-6682.)

Exhibit
	(aaa)	Hasbro, Inc. 2009 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)

	(bbb)	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-6682.)
	(ccc)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)
	(ddd)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
12.		Statement re computation of ratios.
21.		Subsidiaries of the registrant.
23.		Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.