Form 10-Q
period 2014-03-30
HASBRO INC
filed 2014-05-06
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
_________________

FORM 10-Q
______________
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 18, 2014 was 129,811,566.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	March 30, 2014	March 31, 2013	December 29, 2013
ASSETS
Current assets
Cash and cash equivalents	$792,249	1,067,039	682,449
Accounts receivable, less allowance for doubtful accounts of $20,800, $20,200 and $19,000	552,471	509,276	1,093,620
Inventories	390,824	323,754	348,794
Prepaid expenses and other current assets	406,561	350,327	355,594
Total current assets	2,142,105	2,250,396	2,480,457

Property, plant and equipment, less accumulated depreciation of $509,900, $489,000 and $500,500	236,898	232,902	236,263

Other assets
Goodwill	594,365	474,726	594,321
Other intangibles, less accumulated amortization of $679,200, $678,100 and $744,800	362,598	405,241	375,999
Other	693,471	697,380	715,227
Total other assets	1,650,434	1,577,347	1,685,547

Total assets	$4,029,437	4,060,645	4,402,267

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	March 30, 2014	March 31, 2013	December 29, 2013
Current liabilities
Short-term borrowings	$12,858	161,968	8,332
Current portion of long-term debt	426,356	-	428,390
Accounts payable	169,173	118,416	198,799
Accrued liabilities	485,334	461,289	727,759
Total current liabilities	1,093,721	741,673	1,363,280

Long-term debt	959,895	1,394,387	959,895
Other liabilities	337,219	461,497	351,304
Total liabilities	2,390,835	2,597,557	2,674,479

Redeemable noncontrolling interests	44,180	-	45,445

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	753,143	667,932	734,181
Retained earnings	3,408,259	3,296,140	3,432,176
Accumulated other comprehensive loss	(48,565)	(68,166)	(34,135)
Treasury stock, at cost; 79,465,697 shares at March 30, 2014, 80,362,337 at March 31, 2013 and 78,640,228 at December 29, 2013	(2,623,262)	(2,537,665)	(2,554,726)
Total shareholders' equity	1,594,422	1,463,088	1,682,343

Total liabilities, redeemable noncontrolling interests and shareholders' equity	$4,029,437	4,060,645	4,402,267

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	March 30, 2014	March 31, 2013
Net revenues	$679,453	663,694
Costs and expenses:
Cost of sales	258,545	267,572
Royalties	49,581	49,392
Product development	47,257	47,185
Advertising	67,259	67,134
Amortization of intangibles	13,402	11,416
Program production cost amortization	4,658	5,723
Selling, distribution and administration	195,303	204,645
Total costs and expenses	636,005	653,067
Operating profit	43,448	10,627
Non-operating (income) expense:
Interest expense	22,428	22,979
Interest income	(1,326)	(1,481)
Other (income) expense, net	(3,649)	5,622
Total non-operating expense, net	17,453	27,120
Earnings (loss) before income taxes	25,995	(16,493)
Income tax benefit	(5,519)	(9,822)
Net earnings (loss)	31,514	(6,671)
Net loss attributable to noncontrolling interests	(573)	-
Net earnings (loss) attributable to Hasbro, Inc.	$32,087	(6,671)

Net earnings (loss) attributable to Hasbro, Inc. per common share:
Basic	$0.24	(0.05)
Diluted	$0.24	(0.05)
Cash dividends declared per common share	$0.43	0.40

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	March 30, 2014	March 31, 2013
Net earnings (loss)	$31,514	(6,671)
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(2,294)	(7,348)
Net (losses) gains on cash flow hedging activities, net of tax	(16,151)	10,776
Unrealized holding gains on available-for-sale securities, net of tax	2,243	-
Reclassifications to earnings (loss), net of tax:
Net losses (gains) on cash flow hedging activities	1,238	(542)
Unrecognized pension and postretirement amounts	534	1,255
Total other comprehensive earnings (loss), net of tax	(14,430)	4,141
Total comprehensive earnings (loss)	17,084	(2,530)
Total comprehensive loss attributable to noncontrolling interests	(573)	-
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$17,657	(2,530)

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net earnings (loss)	$31,514	(6,671)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	21,505	19,351
Amortization of intangibles	13,402	11,416
Program production cost amortization	4,658	5,723
Deferred income taxes	4,286	(7,041)
Stock-based compensation	7,059	4,686
Change in operating assets and liabilities:
Decrease in accounts receivable	530,411	515,949
Increase in inventories	(41,992)	(11,254)
Increase in prepaid expenses and other current assets	(27,328)	(22,645)
Program production costs	(5,051)	(11,697)
Decrease in accounts payable and accrued liabilities	(289,064)	(206,844)
Other	(7,359)	6,481
Net cash provided by operating activities	242,041	297,454
Cash flows from investing activities:
Additions to property, plant and equipment	(22,239)	(24,201)
Other	(4,839)	3,598
Net cash utilized by investing activities	(27,078)	(20,603)
Cash flows from financing activities:
Net proceeds from (repayments of) short-term borrowings	5,035	(62,605)
Purchases of common stock	(79,913)	(22,213)
Stock option transactions	20,124	21,899
Excess tax benefits from stock-based compensation	3,755	3,564
Dividends paid	(52,388)	-
Net cash utilized by financing activities	(103,387)	(59,355)
Effect of exchange rate changes on cash	(1,776)	(158)
Increase in cash and cash equivalents	109,800	217,338
Cash and cash equivalents at beginning of year	682,449	849,701
Cash and cash equivalents at end of period	$792,249	1,067,039

Supplemental information
Cash paid during the period for:
Interest	$31,388	31,464
Income taxes	$36,967	23,072

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of March 30, 2014 and March 31, 2013, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended March 30, 2014 and March 31, 2013 are each 13-week periods.

The results of operations for the quarter ended March 30, 2014 is not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2013 periods representative of those actually experienced for the full year 2013.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the fiscal year ended December 29, 2013 in its Annual Report on Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Substantially all of the Company's inventories consist of finished goods.

(2) Earnings (Loss) Per Share

Net earnings (loss) per share data for the quarters ended March 30, 2014 and March 31, 2013 were computed as follows:

	2014		2013
	Basic	Diluted	Basic	Diluted
Net earnings (loss) attributable to Hasbro, Inc.	$32,087	32,087	(6,671)	(6,671)

Average shares outstanding	131,232	131,232	129,340	129,340
Effect of dilutive securities:
Options and other share-based awards	-	1,501	-	-
Equivalent Shares	131,232	132,733	129,340	129,340

Net earnings (loss) attributable to Hasbro, Inc. per common share	$0.24	0.24	(0.05)	(0.05)

Restricted stock-based awards and options to acquire shares totaling 676 and 8,731 at March 30, 2014 and March 31, 2013, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of the amount for March 31, 2013, 7,559 would have been included in the calculation of diluted shares had the Company not had a net loss in the first quarter of 2013. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 1,524 shares being included in the diluted earnings per share calculation for the quarter ended March 30, 2013 resulting in equivalent shares of 130,864.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters ended March 30, 2014 and March 31, 2013.

	March 30, 2014	March 31, 2013
Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$9,474	(1,712)
Tax expense on unrealized holding gains	(1,272)	-
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(223)	133
Tax (benefit) expense on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(303)	(712)

Total tax effect on other comprehensive earnings (loss)	$7,676	(2,291)

At March 30, 2014, the Company had remaining net deferred losses on hedging instruments, net of tax, of $22,226 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2014 or forecasted to be purchased during 2014 and 2015, intercompany expenses expected to be paid or received during 2014 and 2015, cash receipts for sales made at the end of the first quarter of 2014 or forecasted to be made in the remainder of 2014 and interest expenses expected to be paid on an expected issuance of long-term debt in 2014.  These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses.  Of the net deferred losses included in AOCE at March 30, 2014, the Company expects approximately $6,441 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

Changes in the components of accumulated other comprehensive loss for the quarters ended March 30, 2014 and March 31, 2013 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2014
Balance at December 29, 2013	$(64,841)	(7,313)	-	38,019	(34,135)
Current period other comprehensive earnings (loss)	534	(14,913)	2,243	(2,294)	(14,430)
Balance at March 30, 2014	$(64,307)	(22,226)	2,243	35,725	(48,565)

2013
Balance at December 30, 2012	$(120,422)	(1,008)	-	49,123	(72,307)
Current period other comprehensive earnings (loss)	1,255	10,234	-	(7,348)	4,141
Balance at March 31, 2013	$(119,167)	9,226	-	41,775	(68,166)

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At March 30, 2014, March 31, 2013 and December 29, 2013, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 30, 2014, March 31, 2013 and December 29, 2013 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company's long-term borrowings as of March 30, 2014, March 31, 2013 and December 29, 2013 are as follows:

	March 30, 2014		March 31, 2013		December 29, 2013
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	567,700	500,000	584,750	500,000	532,750
6.125% Notes Due 2014	426,356	427,678	434,492	449,395	428,390	435,838
6.30% Notes Due 2017	350,000	399,785	350,000	407,085	350,000	400,050
6.60% Debentures Due 2028	109,895	120,643	109,895	126,588	109,895	118,566
Total long-term debt	1,386,251	1,515,806	1,394,387	1,567,818	1,388,285	1,487,204
Less: Current portion	426,356	427,678	-	-	428,390	435,838
Long-term debt excluding current portion	$959,895	1,088,128	1,394,387	1,567,818	959,895	1,051,366

The carrying cost of the 6.125 % Notes Due 2014 includes principal amounts of $425,000 as well as fair value adjustments of $1,356, $9,492, and $3,390 at March 30, 2014, March 31, 2013 and December 29, 2013, respectively, related to interest rate swaps. The interest rate swaps were terminated in November 2012 and the fair value adjustments at March 30, 2014, March 31, 2013 and December 29, 2013 represent the unamortized portions of the fair value of the interest rate swaps at the date of termination. At March 30, 2014 the principal amount and fair value adjustment associated with the 6.125 % Notes Due May 15, 2014, totaling $426,356, were included in the current portion of long-term debt. All other carrying costs represent principal amounts and were included in long-term debt excluding the current portion at March 30, 2014 and December 29, 2013. The total principal amount of long-term debt, including the current portion, at March 30, 2014, March 31, 2013 and December 29, 2013 was $1,384,895.

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

The U.S. Internal Revenue Service completed an examination related to the 2008 and 2009 U.S. federal income tax returns in 2013. During the first quarter of 2014, as a result of amending tax years 2010 through 2012 and making similar adjustments indentified in the completion of the 2008 and 2009 examinations, the Company recognized $12,159 of previously accrued unrecognized tax benefits including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions. Of this amount, $324 was recorded as a reduction of deferred tax assets and the remainder as a reduction to income tax expense. The total income tax benefit resulting from the amended returns, including other adjustments, totaled $13,480 during the first quarter of 2014.

The Company is no longer subject to U.S. federal income tax examinations for years before 2013. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2006. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

In connection with the Mexican tax examinations for the years 2000 to 2007, the Company has received tax assessments totaling approximately $252,140 (at March 30, 2014 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of March 30, 2014, bonds totaling approximately $190,660 (at March 30, 2014 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amounts of the 2005 through 2007 assessments. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2007 if these disputes continue through litigation and/or administrative processes. However, in the interest of resolving these open disputes and to provide for a mutually agreeable framework in future years, the Company is party to discussions with the Mexican tax authorities to determine if the two parties can reach an agreed settlement of these issues.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At March 30, 2014, March 31, 2013 and December 29, 2013, these investments totaled $37,201, $23,907 and $28,048, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains and interest income of $1,177 and $280 on these investments in other (income) expense, net for the quarters ended March 30, 2014 and March 31, 2013, respectively.

At March 30, 2014, March 31, 2013 and December 29, 2013, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 30, 2014
Assets:
Available-for-sale securities	$40,984	3,783	31,538	5,663
Derivatives	1,311	-	1,311	-
Total assets	$42,295	3,783	32,849	5,663

Liabilities:
Derivatives	$33,053	-	33,053	-

March 31, 2013
Assets:
Available-for-sale securities	$23,915	8	18,650	5,257
Derivatives	12,854	-	11,864	990
Total assets	$36,769	8	30,514	6,247

Liabilities:
Derivatives	$3,231	-	3,231	-

December 29, 2013
Assets:
Available-for-sale securities	$28,048	-	22,564	5,484
Derivatives	4,627	-	4,627	-
Total assets	$32,675	-	27,191	5,484

Liabilities:
Derivatives	$12,330	-	12,330	-

Available-for-sale securities include equity securities of one company quoted on an active public market as well as certain investments valued at net asset values quoted on private markets that are not active. These net asset values are predominantly based on underlying investments which are traded on an active market; investments are redeemable within 45 days. The Company also holds an available-for-sale investment in Brazil similar to a repurchase agreement; this investment is valued at the principal plus any interest accrued on the instrument. Lastly, the Company holds an available-for-sale investment which invests in hedge funds which contain financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment. The Company's derivatives consist primarily of foreign currency forward and forward-starting interest rate contracts. The Company uses current forward rates of the respective foreign currencies and U.S. treasury interest rates to measure the fair value of these contracts. At March 31, 2013, the Company also had derivative instruments consisting of warrants to purchase common stock of an unrelated company. The Company used the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflected the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believed that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2014.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2014	2013
Balance at beginning of year	$5,484	7,618
Gain (loss) from change in fair value	179	(1,371)
Balance at end of first quarter	$5,663	6,247

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 30, 2014 and March 31, 2013 are as follows:

	Quarter Ended
	Pension		Postretirement
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Service cost	$971	1,502	137	188
Interest cost	5,058	4,795	332	345
Expected return on assets	(5,560)	(5,541)	-	-
Net amortization and deferrals	1,252	2,392	(113)	(65)
Curtailment losses	-	2,959	-	-
Net periodic benefit cost	$1,721	6,107	356	468

During the first quarter of fiscal 2014, the Company made cash contributions to its defined benefit pension plans of approximately $1,100 in the aggregate. The Company expects to contribute approximately $5,300 during the remainder of fiscal 2014.

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

In 2013, the Company also had warrants to purchase common stock of an unrelated company that constituted and were accounted for as derivatives. For additional information related to these warrants see Note 6.

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2014 and 2015.

At March 30, 2014, March 31, 2013 and December 29, 2013, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 30, 2014		March 31, 2013		December 29, 2013
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$609,689	(6,966)	394,818	5,858	577,138	(7,493)
Intercompany royalty transactions	2,812	(2,403)	132,677	2,053	4,948	(2,774)
Sales	161,760	(1,155)	83,942	3,465	171,393	(1,965)
Other	51,243	(637)	23,746	(22)	46,563	302
Total	$825,504	(11,161)	635,183	11,354	800,042	(11,930)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at March 30, 2014, March 31, 2013 and December 29, 2013 as follows:

	March 30, 2014	March 31, 2013	December 29, 2013
Prepaid expenses and other current assets
Unrealized gains	$999	10,324	1,088
Unrealized losses	(647)	(2,483)	(702)
Net unrealized gain	$352	7,841	386

Other assets
Unrealized gains	$-	4,023	-

Accrued liabilities
Unrealized gains	$4,597	1,095	3,425
Unrealized losses	(13,946)	(1,605)	(13,671)
Net unrealized loss	$(9,349)	(510)	(10,246)

Other liabilities
Unrealized gains	$256	-	-
Unrealized losses	(2,420)	-	(2,070)
Net unrealized loss	$(2,164)	-	(2,070)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings (loss) for the quarters ended March 30, 2014 and March 31, 2013 as follows:

	Quarter Ended
	March 30, 2014	March 31, 2013
Statements of Operations Classification
Cost of sales	$(1,019)	341
Royalties	(350)	(141)
Net revenues	(159)	475
Net realized (losses) gains	$(1,528)	675

In addition, net gains (losses) of $65 and $(1) were reclassified to earnings as a result of hedge ineffectiveness for the quarters ended March 30, 2014 and March 31, 2013, respectively.

During the fourth quarter of 2013, the Company entered into forward-starting interest rate swap agreements to hedge the variability of the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of long-term debt which will be utilized to repay the 6.125% Notes Due 2014 with a principal of $425,000. These derivative instruments are designated and effective as cash flow hedges. At March 30, 2014 and December 29, 2013, the total notional amounts of the Company's forward-starting interest rate swap agreements were $500,000 and $300,000, respectively. Unrealized (losses) gains of $(21,540) and $3,172 were recorded to the consolidated balance sheets as of March 30, 2014 and December 29, 2013, respectively. The instruments will be settled on the date of the issuance of the related debt and any gains or losses on these instruments at that time will be amortized to interest expense over the life of the debt using the effective interest rate method.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At March 30, 2014, March 31, 2013 and December 29, 2013 the total notional amounts of the Company's undesignated derivative instruments were $158,827, $109,433 and $294,888, respectively.

At March 30, 2014, March 31, 2013 and December 29, 2013, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	March 30, 2014	March 31, 2013	December 29, 2013
Prepaid expenses and other current assets
Unrealized gains	$1,218	-	-
Unrealized losses	(421)	-	-
Net unrealized gain	797	-	-

Other assets
Unrealized gains	163	-	1,069
Unrealized losses	(1)	-	-
Net unrealized gain	162	-	1,069

Accrued liabilities
Unrealized gains	-	140	478
Unrealized losses	-	(1,123)	(492)
Net unrealized loss	-	(983)	(14)

Other liabilities
Unrealized loss	-	(1,738)	-

Total unrealized gain (loss), net	$959	(2,721)	1,055

The Company recorded net losses of $4,117 and $3,107 on these instruments to other (income) expense, net for the quarters ended March 30, 2014 and March 31, 2013, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments see Notes 4 and 6.

(9) Acquisitions

On July 8, 2013, the Company acquired a majority interest in Backflip Studios, LLC ("Backflip"), a mobile game developer based in Boulder, Colorado.  The Company paid $112,000 in cash to acquire a 70% interest in Backflip. The Company is consolidating the financial statements of Backflip and reporting the 30% redeemable noncontrolling interests as a separate line in the consolidated balance sheets and statements of operations.

Based on a valuation of approximately $160,000, the Company has allocated approximately $6,000 to net tangible assets, $35,000 to identifiable intangible assets, $119,000 to goodwill, and $48,000 to redeemable noncontrolling interests. The valuation was based on an income approach which utilizes discounted future cash flows expected to be generated from the acquired business. Identifiable intangible assets include property rights which are being amortized over the projected revenue curve over a period of four years. The carrying value and amortization curve of these intangible assets are based on cash flows associated with game titles released and planned to be released as of the date of acquisition. Actual results achieved from these acquired game titles may impact the carrying value of these intangibles or the timing of amortization expense. Goodwill reflects the value fo the Company from leveraging Backflip's expertise in developing and marketing mobile digital games, including the continued expansion of its own brands in this arena. Goodwill will be tested for impairment at least annually during the fourth quarter of the Company's fiscal year, unless an event occurs or circumstances change that indicate that the carrying value may not be recoverable.

The $48,000 value of the redeemable noncontrolling interests has been presented in the consolidated balance sheets as temporary equity between liabilities and shareholders' equity. This presentation is required because the Company has the obligation to purchase the remaining 30% of Backflip in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics. The Company does not know the ultimate timing that these predetermined financial metrics may be met and, thereby, cannot currently estimate the purchase price of the remaining 30%.

Actual and pro forma results have not been disclosed because they are not material to the consolidated financial statements.  The balance of the redeemable noncontrolling interests was $44,180 at March 30, 2014 and $45,445 at December 29, 2013. Net loss attributable to noncontrolling interests for the quarter ended March 30, 2014 was $573.

(10) Equity Method Investment

The Company owns a 50% interest in a joint venture, Hub Television Networks, LLC ("Hub Network"), with Discovery Communications, Inc.. Hub Network was established to create a cable television network in the United States dedicated to high-quality children's and family entertainment. During the quarters ended March 30, 2014 and March 31, 2013, the Company's share in the earnings (loss) of Hub Network was $1,336 and $(1,064), respectively. As of March 30, 2014, March 31, 2013 and December 29, 2013, the Company's investment in Hub Network totaled $323,212, $329,683 and $321,876, respectively. The Company monitors the valuation of its investment in Hub Network primarily based on a discounted cash flow model. The underlying cash flows are based on long-term financial plans for Hub Network, which include projections for growth in revenues and profitability. Should Hub Network not achieve its profitability and growth targets, the carrying value of the Company's investment may become impaired.

(11) Segment Reporting

Hasbro is a worldwide leader in children's and family leisure time products and services with a broad portfolio of brands and entertainment properties across toys, games and licensed products ranging from traditional to high-tech and digital. The Company's segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment and Licensing, and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of boys' action figures, vehicles and playsets, girls' toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin American regions. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company's U.S. and Canada and International segments.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, including substantially all costs incurred related to the 2013 business restructurings, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and eliminations. The accounting policies of the segments are the same as those referenced in note 1.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2014, nor were those of the comparable 2013 period representative of those actually experienced for the full year 2013. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters ended March 30, 2014 and March 31, 2013 are as follows:

	March 30, 2014		March 31, 2013
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$337,699	1,210	342,059	1,029
International	305,475	71	289,813	199
Entertainment and Licensing	34,874	3,242	30,774	2,221
Global Operations (a)	1,405	251,540	1,048	214,286
Corporate and Eliminations	-	(256,063)	-	(217,735)
	$679,453	-	663,694	-

	Quarter Ended
Operating profit (loss)	March 30, 2014	March 31, 2013
U.S. and Canada	$35,763	37,743
International	2,414	(4,505)
Entertainment and Licensing	5,982	5,285
Global Operations (a)	(1,744)	(9,583)
Corporate and Eliminations (b)	1,033	(18,313)
	$43,448	10,627

Total assets	March 30, 2014	March 31, 2013	December 29, 2013
U.S. and Canada	$3,080,602	6,076,021	3,066,301
International	1,900,304	1,874,583	2,233,115
Entertainment and Licensing	705,895	1,185,905	691,795
Global Operations	2,185,436	2,527,454	2,172,816
Corporate and Eliminations (b)	(3,842,800)	(7,603,318)	(3,761,760)
	$4,029,437	4,060,645	4,402,267

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts. During 2013, certain inter-company balances were settled between each of the U.S. and Canada segment, Entertainment and Licensing segment and Corporate and eliminations. This reduced the amount of reported total assets of the U.S. and Canada and Entertainment and Licensing segments and increased the amount reported in Corporate and eliminations at March 30, 2014 and December 29, 2013 compared to March 31, 2013.

The following table represents consolidated International segment net revenues by major geographic region for the quarters ended March 30, 2014 and March 31, 2013.

	Quarter Ended
	March 30, 2014	March 31, 2013
Europe	$207,542	192,589
Latin America	53,284	45,713
Asia Pacific	44,649	51,511
Net revenues	$305,475	289,813

The following table presents consolidated net revenues by class of principal products for the quarters ended March 30, 2014 and March 31, 2013.

	Quarter Ended
	March 30, 2014	March 31, 2013
Boys	$247,775	242,796
Games	220,526	230,915
Girls	138,700	114,774
Preschool	72,452	75,209
Net revenues	$679,453	663,694

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities, plans and strategies, financial goals, cost savings and efficiency enhancing initiatives and expectations for achieving the Company's financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 29, 2013, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a branded-play company dedicated to fulfilling the fundamental need for play for children and families through creative expression of the Company's world class brand portfolio. From toys and games, to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro executes its brand blueprint in all of its operations. At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of licensed products, ranging from traditional to high-tech and digital, under well-known brand names structured within the Company's brand architecture and offering consumers the ability to experience these brands in all areas of their lives.

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

The Company earns revenues and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third parties, or in certain situations, toy products where the Company considers the out-licensing of brands to be more effective. The Company's brand architecture includes franchise brands, key partner brands, challenger brands, gaming mega brands and new brands. The Company's franchise and challenger brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and have been successful over the long term. Franchise brands are the Company's most significant owned or controlled brands which it believes have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not yet achieved franchise brand status, but have the potential to do so with investment and time. The Company's franchise brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, while challenger brands include BABY ALIVE, FURBY, FURREAL FRIENDS and PLAYSKOOL. The Company has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with an owned or controlled brand. By focusing on these brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During 2013, net revenues from the Company's franchise brands increased by 15% and totaled 44% of total consolidated net revenues.  This trend continued in the first quarter of 2014 as the Company's franchise brands grew approximately 15% as compared to the first quarter of 2013.

The Company's innovative product offerings encompass a broad variety of toys including boys' action figures, vehicles and play sets, girls' toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include action battling, board, off-the-board, digital, card, electronic, trading card and role-playing games.

While the Company believes it has built a more sustainable revenue base by developing and maintaining its owned or controlled brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company's primary licenses include agreements with Marvel Characters B.V. ("Marvel") for characters in the Marvel Universe, including SPIDER-MAN and the AVENGERS; Lucas Licensing Ltd. ("Lucas"), related to the STAR WARS brand; Sesame Workshop, related to the SESAME STREET characters; and Rovio Entertainment Ltd. related to the ANGRY BIRDS brand. Both Marvel and Lucas are owned by The Walt Disney Company ("Disney").

In 2013, the Company and Disney amended both the Marvel and Lucas agreements which extended the term of the license for Marvel characters through 2020 and provides additional guaranteed royalty payments with respect to both MARVEL and STAR WARS products in anticipation of expected future motion pictures and other related entertainment through 2020. Sales of MARVEL and STAR WARS products can vary based on the popularity of theatrical and television entertainment in any given year. In 2013 the Company's offerings included products related to several MARVEL properties backed by entertainment, including products based on the theatrical motion picture releases of IRON MAN 3 in May 2013 and THOR: THE DARK WORLD in November 2013. During the remainder of 2014, the Company will market products related to three planned theatrical releases based on MARVEL properties, CAPTAIN AMERICA: THE WINTER SOLDIER in April 2014, THE AMAZING SPIDER-MAN 2 in May 2014 and GUARDIANS OF THE GALAXY in August 2014. The Company also expects to have sales related to the introduction of all new television entertainment based on the STAR WARS brand, STAR WARS REBELS, in the second half of 2014. In addition to offering products based on licensed entertainment properties, the Company offers products which are licensed from outside inventors.

The Company seeks to build all-encompassing brand experiences and drive product-related revenues by increasing the visibility of its brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had a number of motion pictures based on its brands released by major motion picture studios, including three motion pictures based on its TRANSFORMERS brand, two motion pictures based on its G.I. JOE brand, including G.I. JOE: RETALIATION released in March 2013, and a major motion picture based on its gaming mega brand, BATTLESHIP. The Company has motion picture projects based on other brands in development for potential release in future years, including a fourth motion picture based on its TRANSFORMERS brand, TRANSFORMERS: AGE OF EXTINCTION, expected to be released in June 2014 by Paramount Pictures.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has an internal wholly-owned production studio, Hasbro Studios, which is responsible for the creation and development of television programming based primarily on Hasbro's brands. This programming is currently aired in markets throughout the world. The Company is also a 50% partner in a joint venture with Discovery Communications, Inc. ("Discovery") which runs Hub Television Network, LLC ("Hub Network"), a cable television network in the United States dedicated to high-quality children's and family entertainment and educational programming. Programming on Hub Network includes content based on Hasbro's brands as well as programming developed by third parties. Hasbro Studios programming is distributed domestically to Hub Network, internationally to broadcasters and cable networks, and on various digital platforms including Netflix and iTunes. The Company's television initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in many forms or formats.

The Company's strategic blueprint and brand architecture also focus on extending its brands further into digital media and gaming, including through the licensing of the Company's properties to a number of partners who develop and offer digital games and other gaming experiences based on those brands. One example of these digital gaming relationships is the Company's agreement with Electronic Arts Inc. ("EA") under which EA has the rights to develop eight of Hasbro's best-selling gaming brands for mobile platforms globally. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand, as well as agreements with other third-party digital gaming companies, including DeNA and GameLoft.

In 2013, the Company acquired a 70% majority stake in Backflip Studios, LLC ("Backflip"), a mobile game developer based in Boulder, Colorado. Backflip's product offerings include games for tablets and mobile devices including DRAGONVALE, NINJUMP and PAPER TOSS. In 2014 and beyond, Backflip intends to focus on its existing product lines and launch new games, including those based on Hasbro brands. New game brands expected to be released in 2014 include DWARVEN DEN and PLUNDERNAUTS.

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

As the Company seeks to grow its business in entertainment, licensing and digital gaming, the Company will continue to evaluate strategic alliances and acquisitions, like Backflip, which may complement its current product offerings, allow it entry into an area which is adjacent or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms and formats.

During the fourth quarter of 2012 the Company announced a multi-year cost savings initiative in which it targeted achieving aggregate annual cost reductions in its underlying business of $100,000 by 2015. This plan included an approximate 10% workforce reduction, facility consolidations and process improvements which reduce redundancy and increase efficiencies. During 2012 and 2013, the Company incurred aggregate restructuring and related pension charges of $79,748 as well as product-related charges of $19,736 related to this plan. For the full year 2013, the Company recognized gross cost savings, before restructuring charges, from these actions of approximately $50,000. These savings are prior to other costs which have or are anticipated to increase in 2014 and future years, such as compensation costs and other investments in certain components of the business.

The Company's business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In 2013, 2012 and 2011, the second half of the year accounted for 65%, 64% and 63% of the Company's annual net revenues, respectively. The Company expects this trend to continue with variation depending on the number, timing and popularity of theatrical movie releases in any given year.

The Company sells its products both within the United States and in a number of international markets. In recent years, the Company's international net revenues have experienced growth as the Company has sought to increase its international presence. Net revenues of the Company's International segment represented 46%, 44% and 43% of total net revenues in 2013, 2012 and 2011, respectively. The Company has driven international growth by opportunistically opening offices in certain markets, primarily emerging markets, to develop a greater global presence. The Company believes emerging markets offer greater opportunity for revenue growth than developed economies which have faced challenging economic environments in recent years. In 2013 and 2012, net revenues from emerging markets increased by 25% and 16%, respectively, and represented more than 10% of consolidated net revenues in each of these years. During the first quarter of 2014, net revenues from emerging markets increased approximately 15% compared to the same period in 2013.

The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin American toy and game marketing and sales operations. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital licensing and gaming, movie and television entertainment operations. In addition to these three primary segments, the Company's world-wide manufacturing and product sourcing operations are managed through its Global Operations segment.

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2013, the Company's Board of Directors (the "Board") adopted seven successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,325,000. The seventh authorization was approved in August 2013 for $500,000. At March 30, 2014, the Company had $444,338 remaining under this authorization. During the first quarter of 2014, the Company spent $80,513 to repurchase approximately 1,481 shares of common stock in the open market. During the three years ended 2013, the Company spent $625,554 to repurchase 15,424 shares in the open market. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company's other potential uses of cash and the Company's levels of cash generation. In addition to the share repurchase program, the Company also seeks to return cash to its shareholders through the payment of quarterly dividends. In February 2014 the Board increased the Company's quarterly dividend rate, effective for the dividend paid in May 2014, to $0.43 per share, an 8% increase from the prior quarterly dividend rate of $0.40 per share. This was the tenth dividend increase in the previous eleven years. During that period, the Company has increased its quarterly cash dividend from $0.03 to $0.43 per share.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended March 30, 2014 and March 31, 2013.

	2014	2013
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	38.1	40.3
Royalties	7.3	7.5
Product development	7.0	7.1
Advertising	9.9	10.1
Amortization of intangibles	2.0	1.7
Program production cost amortization	0.7	0.9
Selling, distribution and administration	28.7	30.8
Operating profit	6.4	1.6
Interest expense	3.3	3.5
Interest income	(0.2)	(0.2)
Other (income) expense, net	(0.5)	0.8
Earnings (loss) before income taxes	3.8	(2.5)
Income tax benefit	(0.8)	(1.5)
Net earnings (loss)	4.6	(1.0)
Net loss attributable to noncontrolling interests	(0.1)	-
Net earnings (loss) attributable to Hasbro, Inc.	4.7%	(1.0)%

RESULTS OF OPERATIONS

The quarters ended March 30, 2014 and March 31, 2013 were each 13-week periods.  Net earnings, including the impact of noncontrolling interests in Backflip, were $31,514 for the quarter ended March 30, 2014. Net earnings and diluted earnings per share attributable to Hasbro, Inc. for the quarter ended March 30, 2014 were $32,087 and $0.24, respectively, compared to net loss and diluted loss per share attributable to Hasbro, Inc. of $(6,671) and $(0.05), respectively, for the quarter ended March 31, 2013.

Net earnings for the first quarter of 2014 include a tax benefit of $13,480, or $0.10 per diluted share, related to the favorable settlement of certain open tax years. The net loss for the quarter ended March 31, 2013 includes an unfavorable impact, net of tax, of $18,777, or $0.14 per diluted share, from restructuring and related pension charges associated with the multi-year cost savings initiative announced during the fourth quarter of 2012.

During the third quarter of 2013, the Company acquired a 70% majority interest in Backflip Studios, LLC ("Backflip"). The Company is consolidating the financial results of Backflip in its consolidated financial statements and, accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of Backflip, with the 30% noncontrolling interests share reported as net loss attributable to noncontrolling interests in the consolidated statements of operations, and redeemable noncontrolling interests on the consolidated balance sheets. The results of operations for the first quarter of 2014 include the operations of Backflip whereas the first quarter of 2013 does not. The operations of Backflip are reported in the Entertainment and Licensing segment.

Consolidated net revenues for the quarter ended March 30, 2014 increased 2% to $679,453 from $663,694 for the quarter ended March 31, 2013 and were negatively impacted by foreign currency translation of approximately $6,000 for the quarter ended March 30, 2014 as a result of the stronger U.S. dollar in 2014 compared to 2013. The Company's focus on franchise brands contributed to the overall growth of consolidated net revenues, with franchise brands growing approximately 15% in the first quarter of 2014 compared to 2013. Five of the seven franchise brands experienced growth in the quarter, including MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF and PLAY-DOH.

The following table presents net revenues by product category for the quarters ended March 30, 2014 and March 31, 2013.

	Quarter Ended
	March 30, 2014	March 31, 2013	% Change
Boys	$247,775	242,796	2%
Games	220,526	230,915	-4%
Girls	138,700	114,774	21%
Preschool	72,452	75,209	-4%
Net revenues	$679,453	663,694

BOYS: Net revenues in the boys category increased 2% in the first quarter of 2014 compared to 2013. The first quarter of 2014 benefited from higher shipments of MARVEL products related to two expected theatrical releases, CAPTAIN AMERICA: THE WINTER SOLIDER in April 2014 and THE AMAZING SPIDER-MAN 2 in May 2014, compared to the first quarter of 2013 which only included shipments of MARVEL products related to one theatrical release, IRON MAN 3 in May 2013. Higher net revenues from NERF products also contributed to the category's growth. These increases were partially offset by an expected decline in sales of BEYBLADE products.

GAMES: Net revenues from the games category decreased 4% in the first quarter of 2014 compared to 2013.  Higher net revenues from MAGIC: THE GATHERING, MONOPOLY, ELEFUN & FRIENDS, JENGA and OPERATION products were more than offset by lower net revenues from other games, including DUEL MASTERS products.  Net revenues from the games category in the first quarter of 2014 also includes mobile gaming revenue from Backflip properties, primarily DRAGONVALE, as a result of its third quarter 2013 acquisition.

GIRLS: Net revenues in the girls category increased 21% in the first quarter of 2014 compared to 2013. Higher net revenues from franchise brands, specifically MY LITTLE PONY and NERF, contributed to the category's growth in the quarter.  Net revenues from MY LITTLE PONY products have continued momentum with support from the successful television program, MY LITTLE PONY: FRIENDSHIP IS MAGIC, as well as the third quarter 2013 introduction of MY LITTLE PONY EQUESTRIA GIRLS products. The Company also successfully launched NERF REBELLE, a line of action performance products, during the second half of 2013 and the product line's success continued into the first quarter of 2014. These higher net revenues were partially offset by declines in net revenues from LITTLEST PET SHOP, FURBY and FURREAL FRIENDS products.

PRESCHOOL: Net revenues from the preschool category declined 4% for the quarter ended March 30, 2014 compared to the quarter ended March 31, 2013.  Growth in net revenues from PLAY-DOH products was more than offset by lower net revenues from PLAYSKOOL and TONKA products.

Operating profit for the quarter ended March 30, 2014 increased to $43,448, or 6.4% of net revenues, from $10,627, or 1.6% of net revenues, for the quarter ended March 31, 2013. Absent the impact of restructuring and related pension charges of $28,926, operating profit for the quarter ended March 31, 2013 was $39,553, or 6.0% of net revenues. Foreign currency translation had an immaterial impact on consolidated operating profit in the first quarter of 2014. The higher net revenues discussed above combined with more favorable product mix, including an increasing portion of net revenues from franchise brands, contributed to growth in both operating profit and operating profit margin in the first quarter of 2014.

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended March 30, 2014 and March 31, 2013.

	Quarter Ended
	March 30, 2014	March 31, 2013	% Change
Net Revenues
U.S. and Canada segment	$337,699	342,059	-1%
International segment	305,475	289,813	5%
Entertainment and Licensing segment	34,874	30,774	13%

Operating Profit (Loss)
U.S. and Canada segment	$35,763	37,743	-5%
International segment	2,414	(4,505)	154%
Entertainment and Licensing segment	5,982	5,285	13%

U.S. AND CANADA SEGMENT
The U.S. and Canada segment net revenues for the quarter ended March 30, 2014 decreased 1% to $337,699 from $342,059 for the quarter ended March 31, 2013. Currency translation negatively impacted net revenues by approximately $1,200 in the quarter ended March 30, 2014.  Growth in the girls category was more than offset by declines in the boys, games and preschool categories.

In the boys category, higher net revenues from NERF, MARVEL and SUPER SOAKER products were more than offset by lower net revenues from BEYBLADE, STAR WARS and G.I. JOE products.  2014 net revenues from MARVEL products benefited from shipments related to CAPTAIN AMERICA and SPIDER-MAN products, while 2013 included products related to the IRON MAN brand. In the games category, higher net revenues from MAGIC: THE GATHERING, ELEFUN & FRIENDS and OPERATION products were more than offset by lower net revenues from DUEL MASTERS products as well as several other games brands. In the girls category, higher net revenues from MY LITTLE PONY, NERF and EASY BAKE products were only partially offset by lower net revenues LITTLEST PET SHOP and FURREAL FRIENDS products. In the preschool category, higher net revenues from PLAY-DOH products were wholly offset by lower net revenues from STAR WARS, PLAYSKOOL and TRANSFORMERS products.

U.S. and Canada segment operating profit decreased to $35,763, or 10.6% of net revenues, for the quarter ended March 30, 2014 from $37,743, or 11.0% of net revenues, for the quarter ended March 31, 2013. In the first quarter of 2014, operating profit was negatively impacted by the lower net revenues discussed above as well as investment in support of the rapidly growing brand, MAGIC: THE GATHERING. Operating profit margin declined as a result of higher expenses, primarily to support the MAGIC: THE GATHERING brand.

INTERNATIONAL SEGMENT
International segment net revenues increased 5% to $305,475 for the quarter ended March 30, 2014 compared to $289,813 for the quarter ended March 31, 2013. International segment net revenues for the first quarter of 2014 were negatively impacted by currency translation of approximately $4,900 as a result of the stronger U.S. dollar in 2014 compared to 2013. Absent the impact of foreign exchange, net revenues for the first quarter of 2014 increased approximately 7%. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended March 30, 2014 and March 31, 2013.

	Quarter Ended
	March 30, 2014	March 31, 2013	% Change
Europe	$207,542	192,589	8%
Latin America	53,284	45,713	17%
Asia Pacific	44,649	51,511	-13%
Net revenues	$305,475	289,813

Increased net revenues from the European and Latin American regions were partially offset by lower net revenues from the Asia Pacific region. Absent the impact of foreign exchange, net revenues from the European and Latin American regions grew approximately 7% and 27%, respectively while net revenues from the Asia Pacific region fell 10%. Net revenues in emerging markets, which includes but is not limited to Russia, Brazil, China and Korea, increased 15% in the first quarter of 2014 compared to 2013.

By product category, growth in the boys and girls categories was partially offset by declines in the preschool and games categories.

In the boys category, higher sales of MARVEL products as well as net revenues from NERF products were partially offset by lower sales of BEYBLADE and STAR WARS products. In the games category, lower net revenues from STAR WARS, TWISTER and TRANSFORMERS products were only partially offset by higher net revenues from other game brands, including ELEFUN & FRIENDS and MAGIC: THE GATHERING. Growth in the girls category for the quarter was driven by higher net revenues from NERF and MY LITTLE PONY products which were partially offset by lower net revenues from FURBY and FURREAL FRIENDS products. In the preschool category, higher net revenues from PLAY-DOH products were more than offset by lower net revenues from PLAYSKOOL and TONKA products.

International segment operating profit increased to $2,414, or 0.8% of net revenues, for the quarter ended March 30, 2014 from an operating loss of $4,505, or (1.6)% of net revenues, for the quarter ended March 31, 2013. Higher net revenues contributed to the higher operating profit and operating profit margin in the first quarter of 2014 compared to 2013.

ENTERTAINMENT AND LICENSING SEGMENT
Entertainment and Licensing segment net revenues for the quarter ended March 30, 2014 increased 13% to $34,874 from $30,774 for the quarter ended March 31, 2013, primarily due to the revenue contribution from Backflip. Increased net revenues from lifestyle licensing were wholly offset by lower entertainment revenues, primarily related to digital distribution.

Entertainment and Licensing segment operating profit increased to $5,982 for the quarter ended March 30, 2014 from $5,285 for the quarter ended March 31, 2013, but remained flat as a percentage of net revenues at 17.2%.  The first quarter 2013 operating profit included restructuring charges of $1,729. Excluding these charges, operating profit decreased driven by higher intangible asset amortization, primarily related to the acquisition of Backflip. The impact of Backflip during the first quarter of 2014 was a loss of $1,911, which included $2,775 of amortization expense. Further, the impact of higher net revenues from lifestyle licensing as well as lower program production cost amortization were partially offset by lower entertainment revenues.

OTHER SEGMENTS AND CORPORATE AND ELIMINATIONS
Operating loss in the Global Operations segment decreased to $1,744 for the quarter ended March 30, 2014 compared to $9,583 for the quarter ended March 31, 2013. The improvement in operating results in the Global Operations segment is primarily due to improvements made in owned manufacturing facilities and expense reductions associated with restructuring activities.

The operating profit in Corporate and Eliminations for the first of quarter 2014 totaled $1,033 compared to operating loss of $18,313 for the first quarter of 2013. Operating loss in the first quarter of 2013 included restructuring and related pension charges of $27,197. Absent these charges, operating profit in Corporate and Eliminations for the first quarter of 2013 was $8,884.

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 30, 2014 and March 31, 2013.

	March 30, 2014	March 31, 2013
Cost of sales	38.1%	40.3%
Royalties	7.3	7.5
Product development	7.0	7.1
Advertising	9.9	10.1
Amortization of intangibles	2.0	1.7
Program production cost amortization	0.7	0.9
Selling, distribution and administration	28.7	30.8

Operating expenses for the quarter ended March 31, 2013 include costs related to a multi-year cost savings initiative announced during the fourth quarter of 2012, which targeted achieving an aggregate $100,000 in underlying annual savings by the end of 2015, prior to the other costs which have, or are anticipated to, increase in 2014 as well as in future years. These expenses were included in the consolidated statement of operations as follows:

March 31, 2013
Cost of sales	$8,493
Product development	3,515
Selling, distribution and administration	16,918
Total	$28,926

Cost of sales decreased to $258,545, or 38.1% of net revenues, for the quarter ended March 30, 2014 from $267,572, or 40.3% of net revenues, for the quarter ended March 31, 2013.  Absent restructuring charges noted above, cost of sales as a percentage of net revenues for the quarter ended March 31, 2013 were 39.0%. Cost of sales decreased in dollars and as a percentage of net revenues despite higher net revenues in the first quarter of 2014 compared to 2013. This decrease reflects a favorable revenue mix, including higher Entertainment and Licensing segment net revenues as well as realized cost savings.
Royalty expense for the quarter ended March 30, 2014 was $49,581, or 7.3% of net revenues, compared to $49,392, or 7.5% of net revenues, for the quarter ended March 31, 2013. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. The impact of higher shipments during the first quarter of 2014 related to MARVEL products were partially offset by lower sales of other licensed properties, including BEYBLADE products.

Product development expense for the quarter ended March 30, 2014 was $47,257, or 7.0% of net revenues, compared to $47,185, or 7.1% of net revenues, for the quarter ended March 31, 2013. Absent restructuring charges, product development expense for the first quarter of 2013 was $43,670, or 6.6% of net revenues. Higher product development expenses in 2014 compared to 2013 reflect the acquisition of Backflip in the third quarter of 2013 as well as increased investment in the MAGIC: THE GATHERING brand, partially offset by cost savings.

Advertising expense for the quarter ended March 30, 2014 was $67,259, or 9.9% of net revenues, compared to $67,134, or 10.1% of net revenues, for the quarter ended March 31, 2013. Advertising expense for the first quarters of 2014 and 2013 were consistent in dollars and as a percentage of net revenues.

Amortization of intangibles increased to $13,402, or 2.0% of net revenues, in the first quarter of 2014 from $11,416, or 1.7% of net revenues, in the first quarter of 2013. Amortization in the first quarter of 2014 includes $2,775 of expense related to certain intangibles acquired with the acquisition of Backflip in the third quarter of 2013. Absent amortization of intangibles related to Backflip, the Company's amortization decreased approximately 7% related to the impact of intangible assets which were fully amortized during 2013.

Program production cost amortization decreased in the first quarter of 2014 to $4,658, or 0.7% of net revenues, from $5,723, or 0.9% of net revenues, in the first quarter of 2013. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.

For the quarter ended March 30, 2014, the Company's selling, distribution and administration expenses decreased to $195,303, or 28.7% of net revenues, from $204,645, or 30.8% of net revenues, for the quarter ended March 31, 2013. Selling, distribution and administration expenses for the first quarter of 2013 include restructuring charges of $16,918. Absent these charges, selling, distribution and administration expenses increased 4% in 2014 from $187,727, or 28.3% of net revenues, for the quarter ended March 31, 2013. This increase, excluding restructuring charges, reflects higher compensation, depreciation and investments, including MAGIC: THE GATHERING and Backflip, partially offset by cost savings.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the first quarter of 2014 decreased to $22,428 from $22,979 for the comparable period of 2013. Interest income for the quarter ended March 30, 2014 was $1,326 compared to $1,481 for the quarter ended March 31, 2013.

Other income, net of $3,649 for the quarter ended March 30, 2014 compared to other expense, net of $5,622 for the quarter ended March 31, 2013.  Other (income) expense, net includes the Company's 50% share in the (earnings) losses of Hub Network. Earnings from Hub Network of $1,336 in the first quarter of 2014 compared to losses of $1,064 in the first quarter of 2013. Other income, net in the first quarter of 2014 also includes gains of $3,400 on the sale of an internet domain name as well as gains on investments of approximately $450 compared to losses of approximately $1,300 in the prior year. Foreign exchange losses also decreased in 2014 as compared to 2013.

INCOME TAXES

The income tax benefit for the quarter ended March 30, 2014 was $5,519 on pre-tax earnings of $25,995 compared to an income tax benefit of $9,822 on a pre-tax loss of $16,493 for the quarter ended March 31, 2013. Both quarters, as well as the full year 2013, were impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first quarter of 2014, favorable discrete tax adjustments were a net benefit of $12,453 compared to a net benefit of $5,467 in the first quarter of 2013. The favorable discrete tax adjustment for the first quarter of 2014 includes a benefit of $13,480 related to the effective settlement of certain open tax years in the United States. Absent discrete items, the adjusted tax rates for the first quarters of 2014 and 2013 were 26.1% and 26.4%, respectively. The adjusted rate of 26.1% for the three months ended March 30, 2014 is comparable to the full year 2013 adjusted rate of 25.8%.

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

During the first quarter of 2014, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2014. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of March 30, 2014 the Company's cash and cash equivalents totaled $792,249, a substantial portion of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of March 30, 2014 is denominated in the U.S. dollar.

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

At March 30, 2014, cash and cash equivalents, net of short-term borrowings, decreased to $779,391 from $905,071 at March 31, 2013. Net cash provided by operating activities in the first quarter of 2014 was $242,041 compared to $297,454 in the first quarter of 2013. Accounts receivable increased approximately 8% to $552,471 at March 30, 2014 from $509,276 at March 31, 2013. The accounts receivable balance at March 30, 2014 includes a decrease of approximately $8,900 resulting from a stronger U.S. dollar at March 30, 2014 compared to March 31, 2013. Absent the impact of foreign currency translation, the increase in accounts receivable reflects higher net revenues for the quarter ended March 30, 2014 compared to the quarter ended March 31, 2013 as well as higher days sales outstanding reflecting the timing of collections and mix of revenues. Days sales outstanding were 73 days at March 30, 2014 compared to 69 days at March 31, 2013.

Inventories increased approximately 21% to $390,824 at March 30, 2014 from $323,754 at March 31, 2013. The inventory balance at March 30, 2014 includes a decrease of approximately $7,400 resulting from a stronger U.S. dollar at March 30, 2014 compared to March 31, 2013.  The increase is primarily due to a higher level of inventories in international markets, mainly in support of high growth emerging markets, as well as higher levels globally to support anticipated shipments related entertainment-based properties.

Prepaid expenses and other current assets increased 16% to $406,561 at March 30, 2014 from $350,327 at March 31, 2013. Higher prepaid expenses and other current assets primarily relate to increases in prepaid royalties as advances previously recorded as long-term have become current. These advances relate to the MARVEL and STAR WARS licenses, as well as Hub Network. Prepaid expenses and other current assets in 2014 also reflect higher short-term and other investments. These increases were partially offset by lower income and non-income based tax receivables, primarily value added taxes in Europe.

Accounts payable and accrued liabilities increased 13% to $654,507 at March 30, 2014 from $579,705 at March 31, 2013. Accounts payable and accrued liabilities at March 30, 2014 included a decrease of approximately $9,300 resulting from a stronger U.S. dollar at March 30, 2014 compared to March 31, 2013. Higher accounts payable, accrued dividends and balances related to hedging contracts were partially offset by lower restructuring accruals due to scheduled payments.

Goodwill and other intangible assets, net increased to $956,963 at March 30, 2014 from $879,967 at March 31, 2013. Goodwill increased from $474,726 at March 31, 2013 to $594,365 at March 30, 2014, reflecting the Company's acquisition of a majority interest in Backflip during the third quarter of 2013. Other intangible assets decreased from $405,241 at March 31, 2013 to $362,598 at March 30, 2014. Increases in other intangible assets resulting from the acquisition of a majority interest in Backflip during the third quarter of 2013 were more than offset by write-offs of certain intangibles during the fourth quarter of 2013 as well as twelve months of amortization.

Other assets in 2014 decreased to $693,471 at March 30, 2014 from $697,380 at March 31, 2013. Increased long-term royalty advances relating to the STAR WARS license and Hub Network were more than offset by lower television programming, deferred taxes and other long-term receivables.

Other liabilities decreased 27% to $337,219 at March 30, 2014 from $461,497 at March 31, 2013. Lower non-current liabilities are primarily the result of lower liabilities related to defined benefit pension and post-retirement medical plans as well as lower uncertain income tax positions at March 30, 2014 compared to March 31, 2013.

Net cash utilized by investing activities was $27,078 in the first quarter of 2014 compared to $20,603 in 2013. Additions to property, plant and equipment were $22,239 in 2014 compared to $24,201 in 2013. The utilization in 2014 includes approximately $8,600 of cash invested in short-term investments.

Net cash utilized by financing activities was $103,387 in the first quarter of 2014 compared to $59,355 in the first quarter of 2013. Cash payments related to purchases of the Company's common stock were $79,913 in the first quarter of 2014 compared to $22,213 in 2013 reflecting the Company's intent to opportunistically increase the pace of share repurchases compared to 2013 and 2012. At March 30, 2014, the Company had $444,338 remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first quarter of 2014 totaled $52,388. There were no dividends paid in the first quarter of 2013 as the payment historically made in February was accelerated and paid in December 2012. Proceeds from short-term borrowings of $5,035 in the first quarter of 2014 compared to repayments of short-term borrowings of $62,605 in the first quarter of 2013.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At March 30, 2014 the Company had no borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended March 30, 2014. The Company had no borrowings outstanding under its committed revolving credit facility at March 30, 2014. However, the Company had letters of credit outstanding under this facility as of March 30, 2014 of approximately $1,000. Amounts available and unused under the committed line as of March 30, 2014 were approximately $699,000. The Company also has other uncommitted lines from various banks, of which approximately $33,900 was utilized at March 30, 2014. Of the amount utilized under the uncommitted lines, approximately $12,900 and $21,000 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at March 30, 2014 of $1,384,895 due at varying times from 2014 through 2040. The principal amount of the debentures due during the second quarter of 2014 total $425,000. The Company currently expects to issue long-term notes in order to repay this debt. The Company also had letters of credit and other similar instruments of approximately $212,600 and purchase commitments of $327,877 outstanding at March 30, 2014. Letters of credit and similar instruments include approximately $190,700 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending and expects to be successful in sustaining its position.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2013, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2013, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $68,096 at March 30, 2014, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 29, 2013.

FINANCIAL RISK MANAGEMENT

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound sterling, Swiss franc, Canadian dollar, Brazilian real, Russian ruble and Mexican peso and, to a lesser extent, other currencies in European, Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2014 through 2015 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At March 30, 2014, these contracts had net unrealized losses of $10,202, of which $1,149 are recorded in prepaid expenses and other current assets, $162 are recorded in other assets, $9,349 are recorded in accrued liabilities and $2,164 are recorded in other liabilities. Included in accumulated other comprehensive loss at March 30, 2014 are deferred losses, net of tax, of $8,483, related to these derivatives.

At March 30, 2014, the Company had fixed rate long-term debt, excluding fair value adjustments, of $1,384,895. The Company was party to several interest rate swap agreements, with a total notional amount of $400,000, to adjust the amount of long-term debt subject to fixed interest rates. The interest rates were matched with specific long-term debt issues and were designated and effective as hedges of the change in the fair value of the associated debt. Changes in fair value of these contracts were wholly offset in earnings by changes in the fair value of the related long-term debt. In November 2012, these interest rate swap agreements were terminated. The fair value was recorded as an adjustment to long-term debt and is now being amortized through the statement of operations over the life of the remaining long-term debt using a straight-line method. At March 30, 2014, the adjustment to long-term debt was $1,356. As a result of this termination, long-term debt is no longer affected by variable interest rates and, thereby, earnings and cash flows are not expected to be impacted by changes in interest rates.

Of the $1,384,895 in fixed rate long-term debt at March 30, 2014, $425,000 matures on May 15, 2014. The Company currently expects to issue long-term notes during the second quarter of 2014 to finance the repayment of this debt. As such, during the fourth quarter of 2013 and first quarter of 2014, the Company entered into forward-starting interest rate swap agreements with total notional value of $500,000 to hedge the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of long-term debt. These interest rate swaps were matched with the expected long-term debt issuance and are designated and effective as hedges of the change in future interest paymeents. The fair value of these instruments is recorded to accumulated other comprehensive loss and will be amortized through the consolidated statements of operations using an effective interest rate method once the expected debt issuance occurs. At March 30, 2014, the fair value of these instruments is a loss of $21,540, which is recorded in accrued liabilities. Included in accumulated other comprehensive loss are deferred losses, net of tax, of $13,743, related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.                       Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 30, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company has outstanding tax assessments in Mexico relating to the years 2000 through 2007. These tax assessments, which total approximately $252 million in aggregate (at March 30, 2014 exchange rates including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company's subsidiaries with respect to the Company's operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging assessments for 2005 through 2007 through administrative appeals. The Company expects to be successful in sustaining its positions, as well as similar positions that may be taken by Mexican tax authorities for periods subsequent to 2007, if these disputes continue through litigation and/or administrative processes. However, in order to challenge the outstanding tax assessments related to the years 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of March 30, 2014, bonds totaling approximately $191 million (at March 30, 2014 exchange rates) have been posted related to the assessments for the years 2000 through 2004. These bonds guarantee the full amounts of the outstanding related tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2005 through 2007 assessments as the Company is challenging these through administrative appeals. In the interest of resolving these open disputes and to provide for a mutually agreeable framework in future years, the Company is party to discussions with the Mexican tax authorities to determine if the two parties can reach an agreed settlement of these issues.

In 2013, an inventor brought claims against the Company based on two license agreements between the parties. One license agreement related to certain products included in the Company's SUPER SOAKER product line. The other agreement related to certain products included in Hasbro's NERF product line. The inventor licensor, Johnson Research ("Johnson"), claimed that the license agreements required the payment of royalties by the Company on a significantly greater number of products in each of those respective product lines than the Company believed was the case. The claims related to the NERF products were pursued by the licensor in binding arbitration in Atlanta, Georgia, as was required by the license. The licensor made a demand for arbitration in February 2013, seeking damages related to claimed non-payment of royalties on certain NERF products for the years 2007 through 2012. The licensor's claims related to the SUPER SOAKER products were not subject to binding arbitration and were the subject of a separate complaint filed by the licensor in February of 2013 in the United States District Court for the Northern District of Georgia.

The arbitration hearing with respect to the NERF claims took place in August of 2013 before a single arbitrator. On October 29, 2013, the arbitrator issued the ruling in the NERF arbitration. The arbitrator awarded a total of $70.0 million, including damages, interest, fees and expenses, to the licensor. The Company disagreed with the arbitrator's ruling and fild a motion to vacate the arbitrator's decision in the United States District Court for the District of Rhode Island based on several legal grounds. Prior to a decision, on February 7, 2014, the Company entered into a Settlement Agreement (the "Settlement Agreement") with Johnson with respect to all outstanding litigation and arbitration proceedings between the parties relating to two license agreements involving the Company's NERF and SUPER SOAKER product lines (the "Licensing Agreements"). Under the terms of the Settlement Agreement, the Company has agreed to pay Johnson a reduced amount of $58.04 million and Johnson agreed to release any and all claims arising from or relating to the License Agreements.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 29, 2013 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

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
·
other economic and public health conditions or regulatory changes in the markets in which the Company and its customers and suppliers operate, which could create delays or increase the Company's costs, such as higher commodity prices, labor costs or higher transportation costs or outbreaks of diseases;

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

·	work stoppages or disruptions which may impact the Company's ability to manufacture or deliver product in a timely and cost-effective manner;
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

·
consumer interest in and acceptance of Hub Network, the Company's cable television joint venture with Discovery Communications, the programming appearing on Hub Network, products related to Hub Network's programming, and other factors impacting the financial performance of Hub Network;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2014 12/30/14 – 1/26/14	81,000	$53.04	81,000	$520,526,243
February 2014 1/27/14 – 3/2/14	480,800	$53.73	480,800	$494,694,279
March 2014 3/3/14 – 3/30/14	918,800	$54.81	918,800	$444,338,474
Total	1,480,600	$54.36	1,480,600	$444,338,474

 On August 1, 2013, the Company announced that its Board of Directors authorized the repurchase of $500 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under this authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

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

4.1
Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

4.2
Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, File No. 1-6682.)

4.3
First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

4.4
Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.5
Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

10.1	Hasbro, Inc. 2014 Performance Rewards Program.

10.2
Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable for Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.3	Form of Fair Market Value Stock Option Agreement for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.4
Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.5	Form of Contingent Stock Performance Award for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.6
Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.7	Form of Restricted Stock Unit Agreement for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.8	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: May 6, 2014	By: /s/ Deborah Thomas
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

4.1
Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

4.2
Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999, File No. 1-6682.)

4.3
First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

4.4
Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.5
Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

10.1	Hasbro, Inc. 2014 Performance Rewards Program.

10.2
Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable for Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.3	Form of Fair Market Value Stock Option Agreement for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.4
Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.5	Form of Contingent Stock Performance Award for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.6
Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

10.7	Form of Restricted Stock Unit Agreement for Brian Goldner under the Hasbro, Inc. Restated 2003 Incentive Performance Plan.

10.8	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.