Form 10-Q
period 2014-06-29
HASBRO INC
filed 2014-07-31
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
_________________

FORM 10-Q
______________
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 21, 2014 was 127,482,935.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	June 29, 2014	June 30, 2013	December 29, 2013
ASSETS
Current assets
Cash and cash equivalents	$586,151	1,022,345	682,449
Accounts receivable, less allowance for doubtful accounts of $20,700, $20,500 and $19,000	738,899	640,503	1,093,620
Inventories	492,822	359,969	348,794
Prepaid expenses and other current assets	386,333	343,385	355,594
Total current assets	2,204,205	2,366,202	2,480,457

Property, plant and equipment, less accumulated depreciation of $512,200, $496,800 and $500,500	236,881	237,774	236,263

Other assets
Goodwill	594,320	474,773	594,321
Other intangibles, less accumulated amortization of $770,100, $690,100 and $744,800	350,705	393,206	375,999
Other	752,484	706,344	715,227
Total other assets	1,697,509	1,574,323	1,685,547

Total assets	$4,138,595	4,178,299	4,402,267

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	June 29, 2014	June 30, 2013	December 29, 2013
Current liabilities
Short-term borrowings	$9,188	192,918	8,332
Current portion of long-term debt	-	432,458	428,390
Accounts payable	207,526	199,784	198,799
Accrued liabilities	507,978	471,562	727,759
Total current liabilities	724,692	1,296,722	1,363,280

Long-term debt	1,559,895	959,895	959,895
Other liabilities	357,766	465,656	351,304
Total liabilities	2,642,353	2,722,273	2,674,479

Redeemable noncontrolling interests	44,194	-	45,445

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	767,595	694,771	734,181
Retained earnings	3,387,006	3,280,215	3,432,176
Accumulated other comprehensive loss	(51,784)	(77,866)	(34,135)
Treasury stock, at cost; 81,767,695 shares at June 29, 2014, 79,718,124 at June 30, 2013 and 78,640,228 at December 29, 2013	(2,755,616)	(2,545,941)	(2,554,726)
Total shareholders' equity	1,452,048	1,456,026	1,682,343

Total liabilities, redeemable noncontrolling interests and shareholders' equity	$4,138,595	4,178,299	4,402,267

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net revenues	$829,262	766,342	1,508,715	1,430,036
Costs and expenses:
Cost of sales	320,336	300,570	578,881	568,142
Royalties	70,533	50,229	120,114	99,621
Product development	51,707	47,904	98,964	95,089
Advertising	81,693	73,657	148,952	140,791
Amortization of intangibles	11,892	12,037	25,294	23,453
Program production cost amortization	6,710	10,309	11,368	16,032
Selling, distribution and administration	203,827	197,548	399,130	402,193
Total costs and expenses	746,698	692,254	1,382,703	1,345,321
Operating profit	82,564	74,088	126,012	84,715
Non-operating (income) expense:
Interest expense	22,802	22,225	45,230	45,204
Interest income	(1,165)	(1,432)	(2,491)	(2,913)
Other (income) expense, net	(3,590)	2,219	(7,239)	7,841
Total non-operating expense, net	18,047	23,012	35,500	50,132
Earnings before income taxes	64,517	51,076	90,512	34,583
Income tax expense	31,697	14,596	26,178	4,774
Net earnings	32,820	36,480	64,334	29,809
Net loss attributable to noncontrolling interests	(655)	-	(1,228)	-
Net earnings attributable to Hasbro, Inc.	$33,475	36,480	65,562	29,809

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$0.26	0.28	0.50	0.23
Diluted	$0.26	0.28	0.50	0.23
Cash dividends declared per common share	$0.43	0.40	0.86	0.80

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net earnings	$32,820	36,480	64,334	29,809
Other comprehensive earnings (loss):
Foreign currency translation adjustments	6,336	(14,525)	4,042	(21,873)
Net (losses) gains on cash flow hedging activities, net of tax	(11,689)	1,606	(27,840)	12,382
Unrealized holding gains on available-for-sale securities, net of tax	1,282	-	3,525	-
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	286	(498)	1,524	(1,040)
Unrecognized pension and postretirement amounts	566	3,717	1,100	4,972
Total other comprehensive loss, net of tax	(3,219)	(9,700)	(17,649)	(5,559)
Comprehensive earnings	29,601	26,780	46,685	24,250
Comprehensive loss attributable to noncontrolling interests	(655)	-	(1,228)	-
Comprehensive earnings attributable to Hasbro, Inc.	$30,256	26,780	47,913	24,250

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net earnings	$64,334	29,809
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	50,078	43,181
Amortization of intangibles	25,294	23,453
Program production cost amortization	11,368	16,032
Deferred income taxes	(2,613)	(9,362)
Stock-based compensation	17,850	12,001
Change in operating assets and liabilities:
Decrease in accounts receivable	342,413	360,737
Increase in inventories	(143,102)	(52,585)
(Increase) decrease in prepaid expenses and other current assets	(1,019)	3,132
Program production costs	(15,818)	(23,490)
Decrease in accounts payable and accrued liabilities	(217,617)	(105,267)
Other, including long-term royalty advances	(21,898)	495
Net cash provided by operating activities	109,270	298,136
Cash flows from investing activities:
Additions to property, plant and equipment	(51,636)	(53,555)
Other	(1,028)	4,459
Net cash utilized by investing activities	(52,664)	(49,096)
Cash flows from financing activities:
Net proceeds from borrowings with maturity greater than three months	559,986	-
Repayments of borrowings with maturity greater than three months	(425,000)	-
Net proceeds from (repayments of) other short-term borrowings	1,430	(31,147)
Purchases of common stock	(213,935)	(55,932)
Stock option transactions	26,776	62,465
Excess tax benefits from stock-based compensation	4,693	9,600
Dividends paid	(108,097)	(52,125)
Net cash utilized by financing activities	(154,147)	(67,139)
Effect of exchange rate changes on cash	1,243	(9,257)
(Decrease) increase in cash and cash equivalents	(96,298)	172,644
Cash and cash equivalents at beginning of year	682,449	849,701
Cash and cash equivalents at end of period	$586,151	1,022,345

Supplemental information
Cash paid during the period for:
Interest	$51,023	45,128
Income taxes	$41,905	32,738

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of June 29, 2014 and June 30, 2013, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended June 29, 2014 and June 30, 2013 are each 13-week periods.  The six-month periods ended June 29, 2014 and June 30, 2013 are each 26-week periods.

The results of operations for the quarter and six-month periods ended June 29, 2014 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2013 periods representative of those actually experienced for the full year 2013.

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

Substantially all of the Company's inventories consist of finished goods.

(2) Earnings Per Share

Net earnings per share data for the quarter and six-month periods ended June 29, 2014 and June 30, 2013 were computed as follows:

	2014		2013
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$33,475	33,475	36,480	36,480

Average shares outstanding	129,381	129,381	130,323	130,323
Effect of dilutive securities:
Options and other share-based awards	-	1,549	-	1,657
Equivalent Shares	129,381	130,930	130,323	131,980

Net earnings attributable to Hasbro, Inc. per common share	$0.26	0.26	0.28	0.28

	2014		2013
Six Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$65,562	65,562	29,809	29,809

Average shares outstanding	130,306	130,306	129,831	129,831
Effect of dilutive securities:
Options and other share-based awards	-	1,525	-	1,606
Equivalent Shares	130,306	131,831	129,831	131,437

Net earnings attributable to Hasbro, Inc. per common share	$0.50	0.50	0.23	0.23

For the quarters ended June 29, 2014 and June 30, 2013, options and restricted stock units totaling 674 and 1,849, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six-month periods ended June 29, 2014 and June 30, 2013, options and restricted stock units totaling 675 and 1,511, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and six-month periods ended June 29, 2014 and June 30, 2013.

	Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$5,437	(1,260)	14,911	(2,971)
Tax expense on unrealized holding gains	(727)	-	(1,999)	-
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(119)	286	(342)	419
Tax (benefit) expense on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(321)	(712)	(624)	(1,424)

Total tax effect on other comprehensive earnings	$4,270	(1,686)	11,946	(3,976)

At June 29, 2014, the Company had remaining net deferred losses on hedging instruments, net of tax, of $33,629 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2014 or forecasted to be purchased during 2014, 2015 and 2016, intercompany expenses expected to be paid or received during 2014 and 2015, cash receipts for sales made at the end of the second quarter of 2014 or forecasted to be made in the remainder of 2014 and interest payments related to long-term notes due 2021 and 2044.  These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales, or expenses.  Of the net deferred losses included in AOCE at June 29, 2014, the Company expects approximately $11,409 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

Changes in the components of accumulated other comprehensive loss for the six months ended June 29, 2014 and June 30, 2013 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2014
Balance at December 29, 2013	$(64,841)	(7,313)	-	38,019	(34,135)
Current period other comprehensive earnings (loss)	1,100	(26,316)	3,525	4,042	(17,649)
Balance at June 29, 2014	$(63,741)	(33,629)	3,525	42,061	(51,784)

2013
Balance at December 30, 2012	$(120,422)	(1,008)	-	49,123	(72,307)
Current period other comprehensive earnings (loss)	4,972	11,342	-	(21,873)	(5,559)
Balance at June 30, 2013	$(115,450)	10,334	-	27,250	(77,866)

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At June 29, 2014, June 30, 2013 and December 29, 2013, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 29, 2014, June 30, 2013 and December 29, 2013 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company's long-term borrowings as of June 29, 2014, June 30, 2013 and December 29, 2013 are as follows:

	June 29, 2014		June 30, 2013		December 29, 2013
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.15% Notes Due 2021	$300,000	300,330	-	-	-	-
5.10% Notes Due 2044	300,000	307,950	-	-	-	-
6.35% Notes Due 2040	500,000	587,350	500,000	548,600	500,000	532,750
6.125% Notes Due 2014	-	-	432,458	443,445	428,390	435,838
6.30% Notes Due 2017	350,000	396,725	350,000	401,520	350,000	400,050
6.60% Debentures Due 2028	109,895	124,687	109,895	124,049	109,895	118,566
Total long-term debt	1,559,895	1,717,042	1,392,353	1,517,614	1,388,285	1,487,204
Less: Current portion	-	-	432,458	443,445	428,390	435,838
Long-term debt excluding current portion	$1,559,895	1,717,042	959,895	1,074,169	959,895	1,051,366

In May 2014, the Company issued $600,000 in long-term debt which consists of $300,000 of Notes Due in 2021 and $300,000 of Notes Due in 2044 (collectively, the "Notes"). The Notes Due in 2021 and 2044 bear interest at fixed rates of 3.15% and 5.10%, respectively.  The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.  Prior to the issuance of the Notes, the Company held forward-starting interest rate swap contracts to hedge the variability in the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of the Notes.  At the date of issuance, these contracts were terminated and the Company paid $33,306, the fair value of the contracts on that date, to settle. Of this amount, $6,373 relates to 3.15% Notes Due 2021 and $26,933 relates to 5.10% Notes Due 2044, which has been deferred in AOCE and will be amortized to interest expense over the life of the respective notes using the effective interest rate method.  The proceeds from the Notes have been presented net of the payment for these contracts in the consolidated statements of cash flows.

The carrying cost of the 6.125% Notes Due 2014 included principal amounts of $425,000 as well as fair value adjustments of $7,458, and $3,390 at June 30, 2013 and December 29, 2013, respectively, related to interest rate swaps. The interest rate swaps were terminated in November 2012 and the fair value adjustments at June 30, 2013 and December 29, 2013 represented the unamortized portions of the fair value of the interest rate swaps at the date of termination. At June 30, 2013 and December 29, 2013, the principal amount and fair value adjustment associated with the 6.125% Notes Due 2014 totaling $425,000 were included in the current portion of long-term debt. All other carrying costs represent principal amounts and were included in long-term debt excluding the current portion at June 29, 2014, June 30, 2013 and December 29, 2013. The total principal amount of long-term debt, including the current portion, was $1,559,895 at June 29, 2014 and $1,384,895 at both June 30, 2013 and December 29, 2013.

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

The U.S. Internal Revenue Service completed an examination related to the 2008 and 2009 U.S. federal income tax returns in 2013. During the first quarter of 2014, as a result of amending tax years 2010 through 2012 and making similar adjustments identified in the completion of the 2008 and 2009 examinations, the Company recognized $12,159 of previously accrued unrecognized tax benefits including the reversal of related accrued interest, primarily related to the deductibility of certain expenses, as well as the tax treatment of certain subsidiary and other transactions. Of this amount, $324 was recorded as a reduction of deferred tax assets and the remainder as a reduction to income tax expense. The total income tax benefit resulting from the amended returns, including other adjustments, totaled $13,480 during the first quarter of 2014.

The Company is no longer subject to U.S. federal income tax examinations for years before 2013. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2006. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

In connection with the Mexican tax examinations for the years 2000 to 2007, the Company has received tax assessments totaling approximately $253,470 (at June 29, 2014 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of June 29, 2014, bonds totaling approximately $184,260 (at June 29, 2014 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amounts of the 2005 through 2007 assessments as they are in administrative proceedings. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for periods subsequent to 2007 if these disputes continue through litigation and/or administrative processes. However, in the interest of resolving these open disputes and to provide for a mutually agreeable framework in future years, the Company is party to discussions with the Mexican tax authorities to determine if the two parties can reach an agreed settlement of these issues. The Company expects that any such settlement would require some payment by the Company with respect to the prior years' under assessment as well as include a mutually agreed methodology for dealing with these transfer pricing issues in future years.  As of June 29, 2014, the Company's liabilities for unrecognized tax benefits reflects the settlement offer the Company most recently made to the Mexican tax authorities related to the outstanding assessments and potential claims with respect to periods subsequent to 2007 still subject to audit.

At June 29, 2014, the Company has liabilities for unrecognized tax benefits of $84,314 which are included as a component of other liabilities in the consolidated balance sheets.  During the second quarter of 2014, the Company increased these liabilities by $13,846 to reflect the impact of a proposed resolution of certain tax matters.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At June 29, 2014, June 30, 2013 and December 29, 2013, these investments totaled $33,528, $23,633 and $28,048, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains and interest income of $1,063 and $2,240 on these investments in other (income) expense, net for the quarter and six-months ended June 29, 2014, respectively, related to the change in fair value of such instruments. For the quarter and six-month periods ended June 30, 2013 the Company recorded net gains (losses) of $(271) and $9, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At December 29, 2013 the Company also held forward-starting interest rate swap agreements to hedge the variability of the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of May 2014 long-term debt.  See Notes 4 and 8 for further discussion.
At June 29, 2014, June 30, 2013 and December 29, 2013, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 29, 2014
Assets:
Available-for-sale securities	$40,712	7,183	27,912	5,617
Derivatives	533	-	533	-
Total assets	$41,245	7,183	28,445	5,617

Liabilities:
Derivatives	$16,131	-	16,131	-

June 30, 2013
Assets:
Available-for-sale securities	$23,641	8	18,244	5,389
Derivatives	16,890	-	15,900	990
Total assets	$40,531	8	34,144	6,379

Liabilities:
Derivatives	$1,235	-	1,235	-

December 29, 2013
Assets:
Available-for-sale securities	$28,048	-	22,564	5,484
Derivatives	4,627	-	4,627	-
Total assets	$32,675	-	27,191	5,484

Liabilities:
Derivatives	$12,330	-	12,330	-

Available-for-sale securities include equity securities of one company quoted on an active public market as well as certain investments valued at net asset values quoted on private markets that are not active. These net asset values are predominantly based on underlying investments which are traded on an active market; investments are redeemable within 45 days. The Company also holds an available-for-sale investment in Brazil similar to a repurchase agreement; this investment is valued at the principal plus any interest accrued on the instrument. Lastly, the Company holds an available-for-sale investment which invests in hedge funds which contain financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment. The Company's derivatives consist primarily of foreign currency forward contracts. At December 29, 2013, the Company also had forward-starting interest rate swap contracts related to the anticipated issuance of the Notes Due 2021 and 2044. The Company uses current forward rates of the respective foreign currencies and U.S. treasury interest rates to measure the fair value of these contracts. At June 30, 2013, the Company had derivative instruments consisting of warrants to purchase common stock of an unrelated company. The Company used the Black-Scholes model to value these warrants. One of the inputs used in the Black-Scholes model, historical volatility, is considered an unobservable input in that it reflected the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believed that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2014.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2014	2013
Balance at beginning of year	$5,484	7,618
Gain (loss) from change in fair value	133	(1,239)
Balance at end of second quarter	$5,617	6,379

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and six-month periods ended June 29, 2014 and June 30, 2013 are as follows:

	Quarter Ended
	Pension		Postretirement
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$969	1,508	138	187
Interest cost	5,053	4,803	333	345
Expected return on assets	(5,558)	(5,550)	-	-
Net amortization and deferrals	1,251	2,396	(114)	(65)
Curtailment/settlement losses	-	2,462	-	-
Net periodic benefit cost	$1,715	5,619	357	467

	Six Months Ended
	Pension		Postretirement
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$1,940	3,010	275	375
Interest cost	10,111	9,598	665	690
Expected return on assets	(11,118)	(11,091)	-	-
Net amortization and deferrals	2,503	4,788	(227)	(130)
Curtailment/settlement losses	-	5,421	-	-
Net periodic benefit cost	$3,436	11,726	713	935

During the first half of fiscal 2014, the Company made cash contributions to its defined benefit pension plans of approximately $3,800 in the aggregate. The Company expects to contribute approximately $3,100 during the remainder of fiscal 2014.

(8) Derivative Financial Instruments

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. Further, at December 29, 2013, and through the debt issuance date in May 2014, Hasbro used forward-starting interest rate swap agreements to hedge anticipated interest payments related to the May 2014 debt issuance. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

In 2013, the Company also had warrants to purchase common stock of an unrelated company that constituted and were accounted for as derivatives. For additional information related to these warrants see Note 6.

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2014, 2015 and 2016.

At June 29, 2014, June 30, 2013 and December 29, 2013, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 29, 2014		June 30, 2013		December 29, 2013
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$747,516	(8,500)	342,616	8,295	577,138	(7,493)
Intercompany royalty transactions	2,340	(2,033)	118,116	2,154	4,948	(2,774)
Sales	189,357	(4,613)	112,278	4,193	171,393	(1,965)
Other	40,702	84	25,102	(349)	46,563	302
Total	$979,915	(15,062)	598,112	14,293	800,042	(11,930)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 29, 2014, June 30, 2013 and December 29, 2013 as follows:

	June 29, 2014	June 30, 2013	December 29, 2013
Prepaid expenses and other current assets
Unrealized gains	$422	13,907	1,088
Unrealized losses	(248)	(1,540)	(702)
Net unrealized gain	$174	12,367	386

Other assets
Unrealized gains	$315	1,926	-
Unrealized losses	(22)	-	-
Net unrealized gains	$293	1,926	-

Accrued liabilities
Unrealized gains	$2,563	1	3,425
Unrealized losses	(16,475)	(1)	(13,671)
Net unrealized loss	$(13,912)	-	(10,246)

Other liabilities
Unrealized gains	$1,118	-	-
Unrealized losses	(2,735)	-	(2,070)
Net unrealized loss	$(1,617)	-	(2,070)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and six-month periods ended June 29, 2014 and June 30, 2013 as follows:

	Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Statements of Operations Classification
Cost of sales	$821	(306)	(198)	36
Royalties	(260)	97	(610)	(44)
Sales	(704)	1,060	(863)	1,535
Net realized (losses) gains	$(143)	851	(1,671)	1,527

In addition, net (losses) gains of $(3) and $62 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended June 29, 2014, respectively, and net losses of $67 and $68 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended June 30, 2013, respectively.

During the fourth quarter of 2013, the Company entered into forward-starting interest rate swap agreements to hedge the variability of the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of long-term debt to repay the 6.125% Notes Due 2014 with a principal amount of $425,000. These derivative instruments were designated and effective as cash flow hedges. At December 29, 2013, the total notional amounts of the Company's forward-starting interest rate swap agreements was $300,000. Unrealized gains of $3,172 were recorded to the consolidated balance sheets as of December 29, 2013. During  the first quarter of 2014, the notional amounts of the Company's forward-starting interest rate swap agreements were increased to $500,000. The instruments were settled on the date of the issuance of the related debt and the deferred loss of $33,306 will be amortized to interest expense over the life of the debt using the effective interest rate method.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At June 29, 2014, June 30, 2013 and December 29, 2013 the total notional amounts of the Company's undesignated derivative instruments were $248,908, $150,810 and $294,888, respectively.

At June 29, 2014, June 30, 2013 and December 29, 2013, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	June 29, 2014	June 30, 2013	December 29, 2013
Prepaid expenses and other current assets
Unrealized gains	$-	1,625	-
Unrealized losses	-	(18)	-
Net unrealized loss	-	1,607	-

Other assets
Unrealized gains	66	-	1,069

Accrued liabilities
Unrealized gains	663	-	478
Unrealized losses	(1,265)	-	(492)
Net unrealized loss	(602)	-	(14)

Other liabilities
Unrealized loss	-	(1,235)	-

Total unrealized gain (loss), net	$(536)	372	1,055

The Company recorded net gains of $4,179 and $62 on these instruments to other (income) expense, net for the quarter and six-month periods ended June 29, 2014, respectively, and $3,197 and $90 on these instruments to other (income) expense, net for the quarter and six-month periods ended June 30, 2013, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

The 30% redeemable noncontrolling interests has been presented in the consolidated balance sheets as temporary equity between liabilities and shareholders' equity. This presentation is required because the Company has the obligation to purchase the remaining 30% of Backflip in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics. The Company does not know the ultimate timing that these predetermined financial metrics may be met and, thereby, cannot currently estimate the purchase price of the remaining 30%.

Actual and pro forma results have not been disclosed because they are not material to the consolidated financial statements.  The balance of the redeemable noncontrolling interests was $44,194 at June 29, 2014 and $45,445 at December 29, 2013. Net loss attributable to noncontrolling interests for the quarter and six-months ended June 29, 2014 was $655 and $1,228, respectively.

(10) Equity Method Investment

The Company owns a 50% interest in a joint venture, Hub Television Networks, LLC ("Hub Network"), with Discovery Communications, Inc.. Hub Network was established to create a cable television network in the United States dedicated to high-quality children's and family entertainment. During the quarter and six-month periods ended June 29, 2014, the Company's share in the earnings of Hub Network was $2,263 and $3,599, respectively. For the quarter and six-month periods ended June 30, 2013, the Company's share in the earnings (loss) of Hub Network was $131 and $(933), respectively. As of June 29, 2014, June 30, 2013 and December 29, 2013, the Company's investment in Hub Network totaled $325,475, $329,813 and $321,876, respectively. The Company monitors the valuation of its investment in Hub Network primarily based on a discounted cash flow model. The underlying cash flows are based on long-term financial plans for Hub Network, which include projections for growth in revenues and profitability. Should Hub Network not achieve its profitability and growth targets, the carrying value of the Company's investment may become impaired.

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

Results shown for the quarter and six months are not necessarily representative of those which may be expected for the full year 2014, nor were those of the comparable 2013 periods representative of those actually experienced for the full year 2013. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarter and six-month periods ended June 29, 2014 and June 30, 2013 are as follows.

	Quarter Ended
	June 29, 2014		June 30, 2013
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$383,001	1,467	389,243	1,065
International	396,849	21	340,176	26
Entertainment and Licensing	47,663	3,496	35,336	3,301
Global Operations (a)	1,749	355,328	1,587	291,699
Corporate and Eliminations	-	(360,312)	-	(296,091)
	$829,262	-	766,342	-

	Six Months Ended
	June 29, 2014		June 30, 2013
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$720,700	2,677	731,302	2,094
International	702,324	92	629,989	225
Entertainment and Licensing	82,537	6,738	66,110	5,522
Global Operations (a)	3,154	606,868	2,635	505,985
Corporate and Eliminations	-	(616,375)	-	(513,826)
	$1,508,715	-	1,430,036	-

	Quarter Ended		Six Months Ended
Operating profit (loss)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
U.S. and Canada	$46,928	59,004	82,691	96,747
International	29,232	14,793	31,646	10,288
Entertainment and Licensing	14,645	3,712	20,627	8,997
Global Operations (a)	1,810	(4,357)	66	(13,940)
Corporate and Eliminations (b)	(10,051)	936	(9,018)	(17,377)
	$82,564	74,088	126,012	84,715

Total assets	June 29, 2014	June 30, 2013	December 29, 2013
U.S. and Canada	$3,050,072	6,220,141	3,066,301
International	2,007,777	1,915,951	2,233,115
Entertainment and Licensing	741,718	1,206,380	691,795
Global Operations	2,134,524	2,626,250	2,172,816
Corporate and Eliminations (b)	(3,795,496)	(7,790,423)	(3,761,760)
	$4,138,595	4,178,299	4,402,267

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts. During 2013, certain inter-company balances were settled between each of the U.S. and Canada segment, Entertainment and Licensing segment and Corporate and eliminations. This reduced the amount of reported total assets of the U.S. and Canada and Entertainment and Licensing segments and increased the amount reported in Corporate and eliminations at June 29, 2014 and December 29, 2013 compared to June 30, 2013.

The following table represents consolidated International segment net revenues by major geographic region for the quarter and six-month periods ended June 29, 2014 and June 30, 2013.

	Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Europe	$216,268	185,860	423,810	378,449
Latin America	97,019	82,816	150,303	128,529
Asia Pacific	83,562	71,500	128,211	123,011
Net revenues	$396,849	340,176	702,324	629,989

The following table presents consolidated net revenues by class of principal products for the quarter and six-month periods ended June 29, 2014 and June 30, 2013.

	Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Boys	$335,798	253,684	583,573	496,480
Games	225,702	255,409	446,228	486,324
Girls	163,817	149,419	302,517	264,193
Preschool	103,945	107,830	176,397	183,039
Net revenues	$829,262	766,342	1,508,715	1,430,036

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

To accomplish these objectives, Hasbro offers consumers the ability to experience its branded play through innovative toys and games, digital media, lifestyle licensing, publishing and entertainment, including television programming and motion pictures. The Company's focus remains on growing its owned and controlled brands, developing new and innovative products which respond to market insights, offering entertainment experiences which allow consumers to experience the Company's brands across multiple forms and formats and optimizing efficiencies within the Company to increase operating margins and maintain a strong balance sheet.

Hasbro earns revenues and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third parties, or in certain situations, toy products where Hasbro considers the out-licensing of brands to be more effective. The Company's brand architecture includes franchise brands, key partner brands, challenger brands, gaming mega brands and new brands. The Company's franchise and challenger brands represent Company-owned brands or brands which if not entirely owned, are broadly controlled by the Company, and have been successful over the long term. Franchise brands are the Company's most significant owned or controlled brands which it believes have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not yet achieved franchise brand status, but have the potential to do so with investment and time. The Company's franchise brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, while challenger brands include BABY ALIVE, FURBY, FURREAL FRIENDS and PLAYSKOOL. Hasbro has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with an owned or controlled brand. By focusing on these brands, Hasbro is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During 2013, net revenues from the Company's franchise brands increased by 15% and totaled 44% of total consolidated net revenues.  This trend continued in the second quarter and first six months of 2014 as the Company's franchise brands grew approximately 36% and 27%, respectively, compared to the second quarter and first six months of 2013.

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

While Hasbro believes it has built a more sustainable revenue base by developing and maintaining its owned or controlled brands and avoiding reliance on licensed entertainment properties, it continues to opportunistically enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television, music and other entertainment properties owned by third parties. The Company's primary licenses include agreements with Marvel Characters B.V. ("Marvel") for characters in the Marvel Universe, including SPIDER-MAN and the AVENGERS; Lucas Licensing Ltd. ("Lucas"), related to the STAR WARS brand; Sesame Workshop, related to the SESAME STREET characters; and Rovio Entertainment Ltd. related to the ANGRY BIRDS brand. Both Marvel and Lucas are owned by The Walt Disney Company ("Disney").

In 2013, Hasbro and Disney amended both the Marvel and Lucas agreements which extended the term of the license for Marvel characters through 2020 and provides additional guaranteed royalty payments with respect to both MARVEL and STAR WARS products in anticipation of expected future motion pictures and other related entertainment through 2020. Sales of MARVEL and STAR WARS products can vary based on the popularity of theatrical and television entertainment in any given year. In 2013 the Company's offerings included products related to several MARVEL properties backed by entertainment, including products based on the theatrical motion picture releases of IRON MAN 3 in May 2013 and THOR: THE DARK WORLD in November 2013. During the first two quarters of 2014, the Company released products related to two theatrical releases based on MARVEL properties, CAPTAIN AMERICA: THE WINTER SOLDIER in April 2014 and THE AMAZING SPIDER-MAN 2 in May 2014 and will market products related to a third planned theatrical release, GUARDIANS OF THE GALAXY, in August 2014. Hasbro also expects to have sales related to the introduction of all new television entertainment based on the STAR WARS brand, STAR WARS REBELS, in the second half of 2014. In addition to offering products based on licensed entertainment properties, the Company offers products which are licensed from outside inventors.

The Company seeks to build all-encompassing brand experiences and drive product-related revenues by increasing the visibility of its brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had a number of motion pictures based on its brands released by major motion picture studios, including four motion pictures based on its TRANSFORMERS brand, one of which, TRANSFORMERS: AGE OF EXTINCTION, was released in June 2014 by Paramount Pictures, two motion pictures based on its G.I. JOE brand, including G.I. JOE: RETALIATION released in March 2013, and a major motion picture based on its gaming mega brand, BATTLESHIP. In October 2014, Universal Pictures is scheduled to release a motion picture based on the OUIJA brand. The Company has motion picture projects based on other brands in development for potential release in future years.

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

Hasbro's strategic blueprint and brand architecture also focus on extending its brands further into digital media and gaming, including through the licensing of the Company's properties to a number of partners who develop and offer digital games and other gaming experiences based on those brands. One example of these digital gaming relationships is the Company's agreement with Electronic Arts Inc. ("EA") under which EA has the rights to develop eight of Hasbro's best-selling gaming brands for mobile platforms globally. Similarly, Hasbro has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand, as well as agreements with other third-party digital gaming companies, including DeNA and GameLoft.

In 2013, Hasbro acquired a 70% majority stake in Backflip Studios, LLC ("Backflip"), a mobile game developer based in Boulder, Colorado. Backflip's product offerings include games for tablets and mobile devices including DRAGONVALE, NINJUMP and PAPER TOSS. In 2014 and beyond, Backflip intends to focus on its existing product lines and launch new games, including those based on Hasbro brands. New game brands released during the second quarter of 2014 include DWARVEN DEN and PLUNDERNAUTS.

The Company also seeks to express its brands through its lifestyle licensing business. Under its lifestyle licensing programs, Hasbro enters into relationships with a broad spectrum of apparel, food, bedding, publishing and other lifestyle products companies for the global marketing and distribution of licensed products based on the Company's brands. These relationships further broaden and amplify the consumer's ability to experience the Company's brands.

As Hasbro seeks to grow its business in entertainment, licensing and digital gaming, the Company will continue to evaluate strategic alliances and acquisitions, like Backflip, which may complement its current product offerings, allow it entry into an area which is adjacent or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms and formats.

During the fourth quarter of 2012 the Company announced a multi-year cost savings initiative in which it targeted achieving aggregate annual cost reductions in its underlying business of $100,000 by 2015. This plan included an approximate 10% workforce reduction, facility consolidations and process improvements which reduce redundancy and increase efficiencies. During 2012 and 2013, the Company incurred aggregate restructuring and related pension charges of $79,748 as well as product-related charges of $19,736 associated with this plan. For the full year 2013, the Company recognized gross cost savings, before restructuring charges, from these actions of approximately $50,000. These savings are prior to other costs which have or are anticipated to increase in 2014 and future years, such as compensation costs and other investments in certain components of the business.

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

Hasbro sells its products both within the United States and throughout international markets. In recent years, the Company's International segment net revenues have experienced growth as the Company has sought to increase its global presence. Net revenues from the Company's International segment represented 46%, 44% and 43% of total net revenues in 2013, 2012 and 2011, respectively. The Company has driven international growth by opportunistically opening offices in certain markets, primarily emerging markets, to develop this greater global presence. The Company believes emerging markets offer greater opportunity for revenue growth than developed economies which have faced challenging economic environments in recent years. In 2013 and 2012, net revenues from emerging markets increased by 25% and 16%, respectively, representing more than 10% of consolidated net revenues in these years. During the second quarter and first six months of 2014, net revenues from emerging markets increased approximately 30% and 23%, respectively, compared to the same periods in 2013.

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

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2013, the Company's Board of Directors (the "Board") adopted seven successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,325,000. The seventh authorization was approved in August 2013 for $500,000. At June 29, 2014, the Company had $308,108 remaining under this authorization. During the quarter and six-month periods ended June 29, 2014, the Company spent $136,280 and $216,793 to repurchase approximately 2,520 and 4,001 shares of common stock in the open market, respectively. During the three years ended 2013, the Company spent $625,554 to repurchase 15,424 shares in the open market. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company's other potential uses of cash and the Company's levels of cash generation. In addition to the share repurchase program, the Company also seeks to return cash to its shareholders through the payment of quarterly dividends. In February 2014 the Board increased the Company's quarterly dividend rate, effective for the dividend paid in May 2014, to $0.43 per share, an 8% increase from the prior quarterly dividend rate of $0.40 per share. This was the tenth dividend increase in the previous eleven years. During that period, the Company has increased its quarterly cash dividend from $0.03 to $0.43 per share.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and six-month periods ended June 29, 2014 and June 30, 2013.

	Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	38.6	39.2	38.4	39.7
Royalties	8.5	6.6	8.0	7.0
Product development	6.2	6.2	6.6	6.6
Advertising	9.9	9.6	9.9	9.9
Amortization of intangibles	1.4	1.6	1.7	1.7
Program production cost amortization	0.8	1.3	0.8	1.1
Selling, distribution and administration	24.6	25.8	26.5	28.1
Operating profit	10.0	9.7	8.4	5.9
Interest expense	2.7	2.9	3.0	3.2
Interest income	(0.2)	(0.2)	(0.2)	(0.2)
Other (income) expense, net	(0.4)	0.3	(0.4)	0.5
Earnings before income taxes	7.8	6.7	6.0	2.4
Income tax expense	3.8	1.9	1.7	0.3
Net earnings	4.0	4.8	4.3	2.1
Net loss attributable to noncontrolling interests	(0.1)	0.0	(0.1)	0.0
Net earnings attributable to Hasbro, Inc.	4.0%	4.8%	4.3%	2.1%

RESULTS OF OPERATIONS

The quarter and six-month periods ended June 29, 2014 and June 30, 2013 were each 13-week and 26-week periods, respectively. Net earnings, including the impact of noncontrolling interests in Backflip, were $32,820 and $64,334 for the quarter and six months ended June 29, 2014. Net earnings attributable to Hasbro, Inc. for the quarter and six months ended June 29, 2014 were $33,475 and $65,562, respectively, compared to $36,480 and $29,809 for the respective periods of 2013. Diluted earnings per share attributable to Hasbro, Inc. for the quarter and six months ended June 29, 2014 were $0.26 and $0.50, respectively, compared to $0.28 and $0.23 for the respective periods of 2013.

Net earnings for the second quarter and first six months of 2014 include net unfavorable tax adjustments of $13,846, or $0.10 per diluted share, and $366, respectively. Year-to-date, an unfavorable tax adjustment related to a proposed resolution of outstanding tax matters during the second quarter of 2014 more than offset a favorable settlement of certain open tax years during the first quarter of 2014. Net earnings for the quarter and six months ended June 30, 2013 includes unfavorable impacts, net of tax, of $1,790, or $0.01 per share, and $20,567, or $0.16 per share, respectively, related to the multi-year cost savings initiative announced during the fourth quarter of 2012.

During the third quarter of 2013, the Company acquired a 70% majority interest in Backflip Studios, LLC ("Backflip"). The Company is consolidating the financial results of Backflip in its consolidated financial statements and, accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of Backflip, with the 30% noncontrolling interests share reported as net loss attributable to noncontrolling interests in the consolidated statements of operations and redeemable noncontrolling interests on the consolidated balance sheets. The results of operations for the quarter and six-month periods ended June 29, 2014 include the operations of Backflip whereas the respective periods of 2013 do not. The operations of Backflip are reported in the Entertainment and Licensing segment.

Consolidated net revenues for the quarter ended June 29, 2014 increased approximately 8% to $829,262 from $766,342 for the quarter ended June 30, 2013 and were negatively impacted by foreign currency translation of approximately $1,200 for the quarter ended June 29, 2014 as a result of the stronger U.S. dollar in 2014 compared to 2013. For the six months ended June 29, 2014, consolidated net revenues increased 6% to $1,508,715 from $1,430,036 for the six months ended June 30, 2013 and were negatively impacted by foreign currency translation of approximately $7,200 as a result of the stronger U.S. dollar in 2014 compared to 2013. The Company's focus on franchise brands contributed to the overall growth of consolidated net revenues, with franchise brands growing approximately 36% and 27% in the second quarter and first six months of 2014 compared to 2013. Five of the seven franchise brands experienced growth in the quarter and six-month periods, including MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS.

The following table presents net revenues by product category for the quarter and six-month periods ended June 29, 2014 and June 30, 2013.

	Quarter Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Boys	$335,798	253,684	32%	583,573	496,480	18%
Games	225,702	255,409	-12%	446,228	486,324	-8%
Girls	163,817	149,419	10%	302,517	264,193	15%
Preschool	103,945	107,830	-4%	176,397	183,039	-4%
Net revenues	$829,262	766,342		1,508,715	1,430,036

BOYS: Net revenues in the boys' category increased 32% and 18% in the second quarter and first six months of 2014, respectively compared to 2013. Both the second quarter and first six months of 2014 benefited from shipments related to three theatrical releases whereas the second quarter and first six months of 2013 only benefited from shipments related to one theatrical release. Growth in 2014 resulted from higher net revenues from TRANSFORMERS products related to the June 2014 theatrical release of TRANSFORMERS: AGE OF EXTINCTION as well as higher net revenues from MARVEL products related to two theatrical releases, CAPTAIN AMERICA: THE WINTER SOLIDER in April 2014 and THE AMAZING SPIDER-MAN 2 in May 2014. The second quarter and first six months of 2013 included shipments of MARVEL products related to one theatrical release, IRON MAN 3, in May 2013. Shipments of MARVEL products also increased in the second quarter and first half of 2014 due to the introduction of MARVEL SUPER HERO MASHERS products. These higher net revenues were slightly offset by expected lower sales of BEYBLADE and STAR WARS products in the second quarter and first six months of 2014. Lastly, net revenues from NERF products were up year-to-date in 2014, however, decreased slightly in the second quarter of 2014.

GAMES: Net revenues from the games category decreased 12% and 8% in the second quarter and first six months of 2014, respectively, compared to 2013. For the quarter and six months, higher net revenues from MONOPOLY products were more than offset by lower net revenues from other games, particularly TWISTER and DUEL MASTERS products. Net revenues from MAGIC: THE GATHERING products were flat in 2014 year-to-date, however, decreased slightly in the second quarter primarily due to the timing and type of releases in 2014 compared to 2013.  Games category net revenues in the second quarter and first six months of 2014 also includes mobile gaming revenue from Backflip digital gaming properties as a result of its third quarter 2013 acquisition.

GIRLS: Net revenues in the girls' category increased 10% and 15% in the second quarter and first six months of 2014, respectively, compared to 2013. Higher net revenues from franchise brands, specifically MY LITTLE PONY and NERF, contributed to the category's growth in both the quarter and six months. Net revenues from MY LITTLE PONY products have continued momentum with support from the successful television program, MY LITTLE PONY: FRIENDSHIP IS MAGIC, as well as the third quarter 2013 introduction of MY LITTLE PONY EQUESTRIA GIRLS products. The Company also successfully launched NERF REBELLE, a line of action performance products, during the second half of 2013 and the product line's success continued into the second quarter and first six months of 2014. The girls' category also benefited slightly from the launch of PLAY-DOH DOH VINCI products late in the second quarter of 2014. These higher net revenues were partially offset by lower net revenues from LITTLEST PET SHOP and FURBY products in both the quarter and six months ended June 29, 2014.

PRESCHOOL: Net revenues from the preschool category declined 4% in both the quarter and six months ended June 29, 2014 compared to the quarter and six months ended June 30, 2013.  Growth in net revenues from PLAY-DOH and TRANSFORMERS products was more than offset by lower net revenues from various other preschool brands, including PLAYSKOOL and TONKA.

Operating profit for the quarter ended June 29, 2014 increased 11% to $82,564, or 10.0% of net revenues, from $74,088, or 9.7% of net revenues, for the quarter ended June 30, 2013. Absent the impact of restructuring and related pension charges of $2,462, operating profit for the quarter ended June 30, 2013 was $76,550, or 10.0% of net revenues. Foreign currency translation did not have a material impact on consolidated operating profit in the second quarter of 2014. The impact of higher net revenues, partially offset by higher costs and expenses, contributed to growth in operating profit in the second quarter of 2014. Excluding the impact of 2013 restructuring and related pension charges, the operating margin was flat in 2014 compared to 2013, and included an unfavorable revenue mix which was offset by lower expense levels as a percentage of net revenues.

Operating profit for the six months ended June 29, 2014 increased 49% to $126,012, or 8.4% of net revenues, compared to $84,715, or 5.9% of net revenues, for the six months ended June 30, 2013. Operating profit in 2013 included restructuring and related pension charges of $31,388. Absent these charges, operating profit increased 9% in 2014 from $116,103, or 8.1% of net revenues, for the six months ended June 30, 2013. Foreign currency translation did not have a material impact on consolidated operating profit in the first six months of 2014. Excluding the 2013 restructuring and related pension charges, the increase in operating profit and operating profit margin was primarily due to the impact of higher net revenues, partially offset by increased expense levels.

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarter and six-month periods ended June 29, 2014 and June 30, 2013.

	Quarter Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Net Revenues
U.S. and Canada segment	$383,001	389,243	-2%	720,700	731,302	-1%
International segment	396,849	340,176	17%	702,324	629,989	11%
Entertainment and Licensing segment	47,663	35,336	35%	82,537	66,110	25%

Operating Profit
U.S. and Canada segment	$46,928	59,004	-20%	82,691	96,747	-15%
International segment	29,232	14,793	98%	31,646	10,288	208%
Entertainment and Licensing segment	14,645	3,712	295%	20,627	8,997	129%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment net revenues for the quarter ended June 29, 2014 decreased 2% to $383,001 from $389,243 for the quarter ended June 30, 2013. Net revenues for the first half of 2014 were $720,700 compared to $731,302 for the first half of 2013. Currency translation negatively impacted net revenues by approximately $700 and $1,900 in the quarter and six-month periods ended June 29, 2014.  In both the quarter and six months of 2014 compared to 2013, growth in the boys' and girls' categories was more than offset by declines in the games and preschool categories.

In the boys' category, higher net revenues from TRANSFORMERS and MARVEL products for the second quarter and first half of 2014 were partially offset by lower net sales of BEYBLADE and STAR WARS products. Net revenues from NERF products were down in the quarter ended June 29, 2014 but grew in the six months ended June 29, 2014 compared to 2013.

In the games category, increased net revenues from MONOPOLY products in both the quarter and six-month periods ended June 29, 2014 were more than offset by lower revenues from TWISTER, DUEL MASTERS, MAGIC: THE GATHERING and certain other game brands.

In the girls' category, higher net revenues from franchise brands, particularly MY LITTLE PONY, NERF and PLAY-DOH, in the second quarter and first six months of 2014 were partially offset by lower net revenues from FURBY and FURREAL FRIENDS products. Net revenues from LITTLEST PET SHOP products declined year-to-date, however, experienced modest growth in the second quarter of 2014 compared to 2013.

In the preschool category, higher net revenues from TRANSFORMERS products in the quarter and six months ended June 29, 2014 were more than offset by lower net revenues from PLAYSKOOL, SESAME STREET, MARVEL and STAR WARS products.

U.S. and Canada segment operating profit for the quarter ended June 29, 2014 decreased to $46,928, or 12.3% of segment net revenues, from $59,004, or 15.2% of segment net revenues, for the quarter ended June 30, 2013. U.S. and Canada segment operating profit for the six months ended June 29, 2014 decreased to $82,691, or 11.5% of segment net revenues, from $96,747, or 13.2% of segment net revenues, for the six months ended June 30, 2013. The impact of lower net revenues, unfavorable product mix, and increased expenses, primarily related to investments in MAGIC: THE GATHERING, were the primary reasons for the decline in operating profit and operating profit margin in both the quarter and six month periods ended June 29, 2014 compared to 2013.

INTERNATIONAL SEGMENT
International segment net revenues increased 17% to $396,849 for the quarter ended June 29, 2014 from $340,176 for the quarter ended June 30, 2013. International segment net revenues for the second quarter of 2014 were negatively impacted by currency translation of approximately $600 as a result of the stronger U.S. dollar in 2014 compared to 2013. International segment net revenues increased 11% to $702,324 for the six months ended June 29, 2014 from $629,989 for the six months ended June 30, 2013. International segment net revenues for the first half of 2014 were negatively impacted by currency translation of approximately $5,400 as a result of the stronger U.S. dollar in 2014 compared to 2013. Absent the impact of foreign currency translation, International segment net revenues grew approximately 12% in the first half of 2014 compared to 2013. The following table presents net revenues by geographic region for the Company's International segment for the quarter and six-month periods ended June 29, 2014 and June 30, 2013.

	Quarter Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Europe	$216,268	185,860	16%	423,810	378,449	12%
Latin America	97,019	82,816	17%	150,303	128,529	17%
Asia Pacific	83,562	71,500	17%	128,211	123,011	4%
Net revenues	$396,849	340,176		702,324	629,989

International segment net revenues grew across all regions in both the quarter and six months ended June 29, 2014. Absent the impact of foreign exchange, net revenues from the European, Latin American and Asia Pacific regions grew approximately 14%, 22% and 18%, respectively, in the second quarter of 2014 and approximately 10%, 24% and 6%, respectively, in the first six months of 2014. Net revenues in emerging markets, which includes but is not limited to Russia, Brazil, China and Korea, increased 30% and 23% in the second quarter and first six months of 2014, respectively, compared to 2013.

In both the quarter and six month periods of 2014, growth in the boys, girls and preschool categories were partially offset by declines in the games category.

Higher net revenues from TRANSFORMERS, MARVEL and ANGRY BIRDS products in the second quarter of 2014 contributed to growth in the boys category which was slightly offset by lower net revenues from NERF and BEYBLADE products while higher net revenues from TRANSFORMERS, MARVEL, NERF and ANGRY BIRDS products in the first half of 2014 were partially offset by lower net revenues from BEYBLADE products.

In the girls category, higher net revenues from MY LITTLE PONY, NERF and PLAY-DOH products in the second quarter and first half of 2014 compared to 2013 were partially offset by lower net revenues from LITTLEST PET SHOP and FURBY products.

In the games category, higher net revenues from the franchise brands, MAGIC: THE GATHERING and MONOPOLY, as well as higher net revenues from OPERATION products in the quarter and six months ended June 29, 2014 were more than offset by lower net revenues from various other games brands.

In the preschool category, higher net revenues from franchise brands, specifically PLAY-DOH and TRANSFORMERS, as well as higher net revenues from key partner brands ANGRY BIRDS and MARVEL, in the quarter and six months ended June 29, 2014 were only partially offset by lower net revenues from TONKA products. Net revenues from PLAYSKOOL products were down in the six months ended June 29, 2014, but grew slightly in the quarter.

International segment operating profit increased to $29,232, or 7.4% of segment net revenues, for the quarter ended June 29, 2014 from $14,793, or 4.3% of segment net revenues, for the quarter ended June 30, 2013. International segment operating profit increased to $31,646, or 4.5% of segment net revenues, for the six months ended June 29, 2014, from $10,288, or 1.6% of net revenues, for the six months ended June 30, 2013. Foreign currency translation did not have a material impact on the segment's operating profit in both the quarter and six months ended June 29, 2014. Higher net revenues contributed to higher operating profit and operating profit margin in the second quarter and first six months of 2014 compared to 2013 as a result of improved leverage of fixed overhead expenses.

ENTERTAINMENT AND LICENSING SEGMENT
Entertainment and Licensing segment net revenues for the quarter ended June 29, 2014 increased 35% to $47,663 from $35,336 for the quarter ended June 30, 2013. Entertainment and Licensing segment net revenues for the six months ended June 29, 2014 increased 25% to $82,537 from $66,110 for the six months ended June 30, 2013. Higher net revenues from lifestyle licensing and digital gaming, as well as revenue contribution from Backflip, drove growth in both the quarter and six months of 2014 compared to 2013.

Entertainment and Licensing segment operating profit increased to $14,645, or 30.7% of segment net revenues, for the quarter ended June 29, 2014 from $3,712, or 10.5% of segment net revenues, for the quarter ended June 30, 2013. Entertainment and Licensing segment operating profit increased to $20,627, or 25.0% of segment net revenues, for the six months ended June 29, 2014 from $8,997, or 13.6% of segment net revenues for the six months ended June 30, 2013. Operating profit in the first half of 2013 included restructuring charges of $1,729. The increase in operating profit and operating margin is primarily due to the profit impact of higher net revenues from lifestyle licensing and digital gaming and lower program production cost amortization, partially offset by operating losses from Backflip, which includes amortization expense.

OTHER SEGMENTS AND CORPORATE AND ELIMINATIONS
Global Operations segment operating profit of $1,810 for the quarter ended June 29, 2014 compared to an operating loss of $4,357 for the quarter ended June 30, 2013. Segment operating profit of $66 in the first six months of 2014 compared to an operating loss of $13,940 for the six months ended June 30, 2013. The improvement in operating results is primarily due to improvements made in owned manufacturing facilities and expense reductions associated with restructuring activities.

The operating loss in Corporate and eliminations for the second quarter of 2014 totaled $10,051 compared to operating profit of $936 for the second quarter of 2013. Operating loss for the first six months of 2014 of $9,018 compared to an operating loss of $17,377 for the first six months of 2013. Operating profit (loss) for the second quarter and first six months of 2013 included restructuring and related pension charges of $2,462 and $29,659, respectively. Absent these charges, operating profit in Corporate and Eliminations for the second quarter and first six months of 2013 was $3,398 and $12,282, respectively.

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarter and six-month periods ended June 29, 2014 and June 30, 2013.

	Quarter Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of sales	38.6%	39.2%	38.4%	39.7%
Royalties	8.5	6.6	8.0	7.0
Product development	6.2	6.2	6.6	6.6
Advertising	9.9	9.6	9.9	9.9
Amortization of intangibles	1.4	1.6	1.7	1.7
Program production cost amortization	0.8	1.3	0.8	1.1
Selling, distribution and administration	24.6	25.8	26.5	28.1

Operating expenses for the quarter and six-month periods ended June 30, 2013 include costs associated with a multi-year cost savings initiative announced during the fourth quarter of 2012, which targeted achieving an aggregate $100,000 in underlying annual savings by the end of 2015, prior to the other costs which have, or are anticipated to, increase in 2014 as well as in future years. These expenses were included in the consolidated statement of operations as follows:

	Quarter Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Cost of sales	$-	8,493
Product development	-	3,515
Selling, distribution and administration	2,462	19,380
Total	$2,462	31,388

Cost of sales increased in dollars but decreased as a percent of net revenues to $320,336 or 38.6% of net revenues, for the quarter ended June 29, 2014 from $300,570, or 39.2% of net revenues, for the quarter ended June 30, 2013.  For the six months ended June 29, 2014, cost of sales was $578,881, or 38.4% of net revenues, compared to $568,142, or 39.7% of net revenues, for the six months ended June 30, 2013. Absent restructuring charges above, cost of sales as a percentage of net revenues was 39.1% for the first six months of 2013. While higher cost of sales for the second quarter and first six months of 2014 primarily reflect higher net revenues compared to 2013, the decrease as a percentage of net revenues, absent restructuring charges, reflects higher net revenues from entertainment properties in 2014 compared to 2013. Royalty-bearing products generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues. The second quarter and first six months of 2014 also included a benefit from realized costs savings.

Royalty expense for the quarter ended June 29, 2014 was $70,533, or 8.5% of net revenues, compared to $50,229, or 6.6% of net revenues, for the quarter ended June 30, 2013. Royalty expense for the six months ended June 29, 2014 increased to $120,114, or 8.0% of net revenues, from $99,621, or 7.0% of net revenues. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. During the second quarter and first six months of 2014, the Company benefited from shipments of TRANSFORMERS products related to the major motion picture release of TRANSFORMERS: AGE OF EXTINCTION as well as shipments of MARVEL products related to two major motion picture releases, CAPTAIN AMERICA: THE WINTER SOLDIER and THE AMAZING SPIDER-MAN 2. The second quarter and first six months of 2013 only benefited from shipments of MARVEL products related to one major motion picture release, IRON MAN 3.

Product development expense for the quarter ended June 29, 2014 was $51,707, or 6.2% of net revenues, compared to $47,904, or 6.2% of net revenues, for the quarter ended June 30, 2013. Product development expense for the six months ended June 29, 2014 increased in dollars to $98,964 from $95,089 for the six months ended June 30, 2013 but was consistent as a percentage of net revenues at 6.6% in both periods. Absent restructuring charges, product development expense for the first six months of 2013 was $91,574, or 6.4% of net revenues. Higher product development expenses in 2014 compared to 2013 reflect the acquisition of Backflip in the third quarter of 2013 as well as increased investment in the MAGIC: THE GATHERING brand, partially offset by realized cost savings.

Advertising expense for the quarter ended June 29, 2014 was $81,693, or 9.9% of net revenues, compared to $73,657, or 9.6% of net revenues, for the quarter ended June 30, 2013. Advertising expense for the six months ended June 29, 2014 was $148,952, or 9.9% of net revenues, compared to $140,791, or 9.9% of net revenues. Higher net revenues resulted in higher advertising expense for the second quarter and first six months of 2014 compared to 2013. Advertising expense for the first six months of 2014 and 2013 were consistent as a percentage of net revenues.

Amortization of intangibles was consistent at $11,892, or 1.4% of net revenues, for the quarter ended June 29, 2014 compared to $12,037, or 1.6% of net revenues, for the quarter ended June 30, 2013. Amortization of intangibles increased to $25,294, or 1.7% of net revenues, in the first six months of 2014 from $23,453, or 1.7% of net revenues, in the first six months of 2013. Amortization in the second quarter and first half of 2014 includes amortization expense of $1,643 and $4,418, respectively, related to certain intangibles acquired with the acquisition of Backflip in the third quarter of 2013. Absent amortization of intangibles related to Backflip, the Company's amortization in the quarter and six month periods decreased approximately 15% and 11%, respectively, related to the impact of intangible assets which were fully amortized during 2013.

Program production cost amortization decreased in the second quarter and first six months of 2014 to $6,710 and $11,368, or 0.8% of net revenues, respectively, from $10,309, or 1.3% of net revenues, and $16,032, or 1.1% of net revenues, in the second quarter and first six months of 2013, respectively. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The decrease in the quarter and six months of 2014 compared to 2013 reflects the programming mix being amortized and the related actual and projected net revenues.

For the quarter ended June 29, 2014, the Company's selling, distribution and administration expenses increased in dollars but decreased as a percent of net revenues to $203,827, or 24.6% of net revenues, from $197,548, or 25.8% of net revenues, for the quarter ended June 30, 2013. Selling, distribution and administration expenses for the second quarter of 2013 included partial pension settlement charges of $2,462. Absent these charges, selling, distribution and administration expenses increased 4% in 2014 from $195,086, or 25.5% of net revenues, for the quarter ended June 30, 2013. For the six months ended June 29, 2014, the Company's selling, distribution and administration expenses decreased to $399,130, or 26.5% of net revenues, from $402,193, or 28.1% of net revenues, for the six months ended June 30, 2013. Selling, distribution and administration expense for the first six months of 2013 included restructuring and related pension charges of $19,380. Absent these charges, selling, distribution and administration expenses increased 4% in 2014 from $382,813, or 26.7% of net revenues. The increase in both the quarter and six-month periods, excluding restructuring charges, reflects higher compensation, depreciation and investments, including in MAGIC: THE GATHERING and Backflip, partially offset by cost savings.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the second quarter and first six months of 2014 was $22,802 and $45,230, respectively compared to $22,225 and $45,204 for the comparable and respective periods of 2013. Interest income for the second quarter and first six months of 2014 decreased as a result of lower cash balances and totaled $1,165 and $2,491 compared to $1,432 and $2,913 for the quarter and six-month periods ended June 30, 2013.

Other income, net of $3,590 for the quarter ended June 29, 2014 compared to other expense, net of $2,219 for the quarter ended June 30, 2013.  Other (income) expense, net includes the Company's 50% share in the earnings of Hub Network. Earnings from Hub Network of $2,263 in the second quarter of 2014 compared to $131 in the second quarter of 2013. Foreign exchange gains of approximately $1,100 in the second quarter of 2014 compared to losses of approximately $3,000 in the second quarter of 2013.

Other income, net of $7,239 for the first six months of 2014 compared to other expense, net of $7,841 for the first six months of 2013.  Earnings from Hub Network of $3,599 in the first half of 2014 compared to losses of $933 in the first half of 2013. Foreign exchange gains of approximately $200 in the first half of 2014 compared to losses of approximately $5,900 in the respective period of 2013. Other income, net in the first six months of 2014 also includes gains of $3,400 on the sale of an internet domain name.

INCOME TAXES

Income taxes totaled $31,697 on pre-tax earnings of $64,517 in the second quarter of 2014 compared to income taxes of $14,596 on pre-tax earnings of $51,076 in the second quarter of 2013.  For the six month period, income taxes totaled $26,178 on pre-tax earnings of $90,512 in 2014 compared to income taxes of $4,774 on pre-tax earnings of $34,583 in 2013.  Both periods, as well as the full year 2013, are impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first six months of 2014, unfavorable discrete tax adjustments were a net expense of $1,921 compared to a net benefit of $4,667 in the first six months of 2013. The unfavorable discrete tax adjustment for the first six months of 2014 includes an expense related to additional reserves for certain tax positions offset by a benefit in the first quarter related to the effective settlement of certain open tax years in the United States.   Absent discrete items, the adjusted tax rate for the first six months of 2014 and 2013 were 26.8% and 27.3%, respectively. The increase in the adjusted rate to 26.8% for the six months ended June 29, 2014 from the full year 2013 adjusted rate 25.8% is primarily due to the tax impact of higher expected operating profits in jurisdictions with higher statutory tax rates.

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

In May 2014, the Financial Accounting Standards Board ("FASB"), in cooperation with the International Accounting Standards Board ("IASB"), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is evaluating the requirements of ASU 2014-09 and its potential impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2013 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and commercial paper program.

During the first half of 2014, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2014. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

In May 2014, the Company issued $600,000 in long-term debt which consists of $300,000 in Notes Due in 2021 which bear interest at a rate of 3.15% and $300,000 in Notes Due in 2044 which bear interest at a rate of 5.10% (collectively, the "Notes"). The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The proceeds from the issuance of the Notes was used, primarily, to repay  $425,000 aggregate principal amount of the 6.125% Notes Due 2014 upon maturity, including accrued and unpaid interest. The remaining net proceeds are being utilized for general corporate and working capital purposes.

As of June 29, 2014 the Company's cash and cash equivalents totaled $586,151, a substantial portion of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of June 29, 2014 is denominated in the U.S. dollar.

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

At June 29, 2014, cash and cash equivalents, net of short-term borrowings, decreased to $576,963 from $829,427 at June 30, 2013. Net cash provided by operating activities in the first half of 2014 was $109,270 compared to $298,136 in the first half of 2013. Lower net cash provided by operating activities reflects a payment of $58,040 resulting from the settlement of an arbitration award, higher royalty advances, and increased working capital.

Accounts receivable increased approximately 15% to $738,899 at June 29, 2014 from $640,503 at June 30, 2013. The accounts receivable balance at June 29, 2014 includes an increase of approximately $4,700 resulting from a weaker U.S. dollar at June 29, 2014 compared to June 30, 2013. Absent the impact of foreign currency translation, the increase in accounts receivable reflects higher net revenues for the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013 as well as higher days sales outstanding, which increased to 80 days at June 29, 2014 compared to 75 days at June 30, 2013.  This increase reflects both the timing of collections and increased revenues in international markets which have longer payment terms.

Inventories increased approximately 37% to $492,822 at June 29, 2014 from $359,969 at June 30, 2013. The inventory balance at June 29, 2014 includes an increase of approximately $5,100 resulting from a weaker U.S. dollar at June 29, 2014 compared to June 30, 2013.  The increase is primarily in international markets, including emerging markets in support of continued expectations for growth in these markets.  A portion of the increase was also due to potential labor disputes and related delays at the shipping port the Company utilizes in California.

Prepaid expenses and other current assets increased 13% to $386,333 at June 29, 2014 from $343,385 at June 30, 2013. The prepaid and other current assets balance at June 29, 2014 included an increase of approximately $4,500 resulting from a weaker U.S. dollar at June 29, 2014 compared to June 30, 2013. Higher prepaid expenses and other current assets primarily relate to increases in royalty advances related to the MARVEL and STAR WARS licenses.  Prepaid expenses and other current assets in 2014 also reflect higher short-term and other investments. These increases were partially offset by lower income-based tax receivables and outstanding foreign exchange contracts.

Accounts payable and accrued liabilities increased 7% to $715,504 at June 29, 2014 from $671,346 at June 30, 2013. Accounts payable and accrued liabilities at June 29, 2014 includes an increase of approximately $8,700 resulting from a weaker U.S. dollar at June 29, 2014 compared to June 30, 2013. Higher accounts payable, accrued royalties, specifically related to TRANSFORMERS movie-related products, accrued advertising, foreign exchange contracts and accrued salaries and bonuses were only partially offset by lower accrued restructuring resulting from scheduled payments.

Goodwill and other intangible assets, net increased to $945,025 at June 29, 2014 from $867,979 at June 30, 2013. Goodwill increased from $474,773 at June 30, 2013 to $594,320 at June 29, 2014, reflecting the Company's acquisition of a majority interest in Backflip during the third quarter of 2013. Other intangible assets decreased from $393,206 at June 30, 2013 to $350,705 at June 29, 2014. Increases in other intangible assets resulting from the acquisition of a majority interest in Backflip during the third quarter of 2013 were more than offset by amortization expense, including write-offs of certain intangibles during the fourth quarter of 2013.

Other assets in 2014 increased approximately 7% to $752,484 at June 29, 2014 from $706,344 at June 30, 2013. Increased long-term royalty advances relating to the STAR WARS and MARVEL licenses as well as Hub Network were offset by lower television programming and long-term receivables.

Other liabilities decreased 23% to $357,766 at June 29, 2014 from $465,656 at June 30, 2013. The decrease is primarily the result of lower liabilities related to defined benefit pension and post-retirement medical plans as well as lower accruals for uncertain income tax positions at June 29, 2014 compared to June 30, 2013.

Net cash utilized by investing activities was $52,664 in the first half of 2014 compared to $49,096 in 2013. Additions to property, plant and equipment were $51,636 in 2014 compared to $53,555 in 2013. The utilization in 2014 includes approximately $4,400 of cash invested in short-term investments partially offset by cash proceeds of $3,400 related to the sale of an internet domain name.

Net cash utilized by financing activities was $154,147 in the first half of 2014 compared to $67,139 in the first half of 2013. The 2014 cash provided reflects net proceeds of $559,986 from the issuance of $600,000 in long-term notes in May 2014; these net proceeds include a payment of $33,306 for the termination of forward-starting interest rate swap contracts associated with this expected issuance of debt as well as $6,708 in debt issuance costs. The majority of the proceeds from this issuance were used to repay $425,000 of long-term notes due May 2014. Cash payments related to purchases of the Company's common stock were $213,935 in the first half of 2014 compared to $55,932 in 2013. At June 29, 2014, the Company had $308,108 remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first half of 2014 totaled $108,097 compared to $52,125 in the first half of 2013. There were no dividends paid in the first quarter of 2013 as the payment historically made in February was accelerated and paid in December 2012. The remaining increase in dividends reflects the higher dividend rate paid on the May 2014 dividend. Proceeds from short-term borrowings of $1,430 in the first half of 2014 compared to repayments of short-term borrowings of $31,147 in the first half of 2013.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At June 29, 2014 the Company had no borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended June 29, 2014. The Company had no borrowings outstanding under its committed revolving credit facility at June 29, 2014. However, the Company had letters of credit outstanding under this facility as of June 29, 2014 of approximately $1,000. Amounts available and unused under the committed line as of June 29, 2014 were approximately $699,000. The Company also has other uncommitted lines from various banks, of which approximately $30,900 was utilized at June 29, 2014. Of the amount utilized under the uncommitted lines, approximately $9,200 and $21,700 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at June 29, 2014 of $1,559,895 due at varying times from 2017 through 2044. Of this long-term debt, $600,000 represents the aggregate issuance of long-term debt in May 2014 which consists of $300,000 of 3.15% Notes Due 2021 and $300,000 of 5.10% Notes Due 2044. The Company also had letters of credit and other similar instruments of approximately $206,960 and purchase commitments of $492,729 outstanding at June 29, 2014. Letters of credit and similar instruments include approximately $184,260 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending. In the interest of resolving these open disputes and to provide for a mutually agreeable framework in future years, the Company is party to discussions with the Mexican tax authorities to determine if a settlement related to these assessments may be reached.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2013, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2013, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $84,314 at June 29, 2014, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2014 through 2016 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At June 29, 2014, these contracts had net unrealized losses of $15,598, of which $174 are recorded in prepaid expenses and other current assets, $359 are recorded in other assets, $14,514 are recorded in accrued liabilities and $1,617 are recorded in other liabilities. Included in accumulated other comprehensive loss at June 29, 2014 are deferred losses, net of tax, of $12,544, related to these derivatives.

At June 29, 2014, the Company had fixed rate long-term debt of $1,559,895. Of this long-term debt, $600,000 represents the aggregate issuance of long-term debt in May 2014 which consists of $300,000 of 3.15% Notes Due 2021 and $300,000 of 5.10% Notes Due 2044.  During the fourth quarter of 2013 and first quarter of 2014, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500,000 to hedge the anticipated underlying U.S. Treasury interest rate associated with the May 2014 debt issuance.  These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value, $33,306 at the date of issuance, was recorded to accumulated other comprehensive loss and will be amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at June 29, 2014 are deferred losses, net of tax, of $21,085 related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.                   Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 29, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company has outstanding tax assessments in Mexico relating to the years 2000 through 2007. These tax assessments, which total approximately $253 million in aggregate (at June 29, 2014 exchange rates including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company's subsidiaries with respect to the Company's operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging assessments for 2005 through 2007 through administrative appeals. The Company expects to be successful in sustaining its positions, as well as similar positions that may be taken by Mexican tax authorities for periods subsequent to 2007, if these disputes continue through litigation and/or administrative processes. However, in order to challenge the outstanding tax assessments related to the years 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of June 29, 2014, bonds totaling approximately $184 million (at June 29, 2014 exchange rates) have been posted related to the assessments for the years 2000 through 2004. These bonds guarantee the full amounts of the outstanding related tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2005 through 2007 assessments as the Company is challenging these through administrative appeals. In the interest of resolving these open disputes and to provide for a mutually agreeable framework in future years, the Company is party to discussions with the Mexican tax authorities to determine if the two parties can reach an agreed settlement of these issues.  The Company expects that any such settlement would require some payment by the Company with respect to the prior years' under assessment as well as include a mutually agreed methodology for dealing with these transfer pricing issues in future years. As of June 29, 2014, the Company's liabilities for unrecognized tax benefits reflects the settlement offer the Company most recently made to the Mexican tax authorities related to the outstanding assessments and potential claims with respect to periods subsequent to 2007 still subject to audit.

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

·
the Company's ability to offer products that (i) expand consumer demand for its product offerings and do not significantly compete with the Company's other existing product offerings and (ii) consumers favor over competitors' products;

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

·
potential difficulties or delays the Company may experience in implementing its cost savings and efficiency enhancing initiatives or the realization of fewer benefits than are expected from such initiatives;

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

·	delays, increased costs or difficulties associated with the development and offering of our or our partners' planned digital applications or media initiatives based on the Company's brands;
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

·	work stoppages or disruptions which may impact the Company's ability to manufacture or deliver products in a timely and cost-effective manner;
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

·	the risk that the Company may be subject to governmental penalties, fines or sanctions for failure to comply with applicable laws orregulations in any of the markets in which it operates;
·	failure to operate our information systems and implement new technology effectively, as well as maintain the systems and processes designed to protect our electronic data;
·	the risk that the Company's reported goodwill may become impaired, requiring the Company to take a charge against its income; or
·	other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q and 10-K.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2014 3/31/14 – 4/27/14	750,000	$54.73	750,000	$403,289,893
May 2014 4/28/14 – 6/1/14	1,030,000	$54.62	1,030,000	$347,035,192
June 2014 6/2/14 – 6/29/14	740,000	$52.60	740,000	$308,107,640
Total	2,520,000	$54.06	2,520,000	$308,107,640

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

4.6
Fourth Supplemental Indenture, dated May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014, file No. 1-6682.)

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

HASBRO, INC.
(Registrant)

Date: July 31, 2014	By: /s/ Deborah Thomas
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

4.6
Fourth Supplemental Indenture, dated May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014, file No. 1-6682.)

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