Form 10-Q
period 2014-09-28
HASBRO INC
filed 2014-11-05
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
_________________

FORM 10-Q
______________
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6682
_______________

HASBRO, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island 02861
(Address of Principal Executive Offices, Including Zip Code)

(401) 431-8697
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  ☑

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 20, 2014 was 125,682,285.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	September 28, 2014	September 29, 2013	December 29, 2013
ASSETS
Current assets
Cash and cash equivalents	$452,184	588,668	682,449
Accounts receivable, less allowance for doubtful accounts of $21,100, $22,200 and $19,000	1,314,022	1,215,289	1,093,620
Inventories	499,150	447,113	348,794
Prepaid expenses and other current assets	380,833	346,215	355,594
Total current assets	2,646,189	2,597,285	2,480,457

Property, plant and equipment, less accumulated depreciation of $513,700, $497,100 and $500,500	228,019	231,199	236,263

Other assets
Goodwill	593,719	594,208	594,321
Other intangibles, net, accumulated amortization of $782,900, $704,300 and $744,800	337,894	414,033	375,999
Other	702,981	753,420	715,227
Total other assets	1,634,594	1,761,661	1,685,547

Total assets	$4,508,802	4,590,145	4,402,267

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	September 28, 2014	September 29, 2013	December 29, 2013
Current liabilities
Short-term borrowings	$78,023	212,926	8,332
Current portion of long-term debt	-	430,424	428,390
Accounts payable	284,023	263,086	198,799
Accrued liabilities	651,982	742,443	727,759
Total current liabilities	1,014,028	1,648,879	1,363,280

Long-term debt	1,559,895	959,895	959,895
Other liabilities	392,366	410,672	351,304
Total liabilities	2,966,289	3,019,446	2,674,479

Redeemable noncontrolling interests	43,949	47,269	45,445

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	786,329	709,005	734,181
Retained earnings	3,513,546	3,354,820	3,432,176
Accumulated other comprehensive loss	(36,805)	(78,723)	(34,135)
Treasury stock, at cost; 83,535,298 shares at September 28, 2014; 79,855,578 shares at September 29, 2013; and 78,640,228 shares at December 29, 2013	(2,869,353)	(2,566,519)	(2,554,726)
Total shareholders' equity	1,498,564	1,523,430	1,682,343

Total liabilities, redeemable noncontrolling interests and shareholders' equity	$4,508,802	4,590,145	4,402,267

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net revenues	$1,469,899	1,370,348	2,978,614	2,800,384
Costs and expenses:
Cost of sales	602,766	568,582	1,181,647	1,136,724
Royalties	94,352	143,947	214,466	243,568
Product development	58,220	59,366	157,184	154,455
Advertising	147,492	136,487	296,444	277,278
Amortization of intangibles	12,809	14,224	38,103	37,677
Program production cost amortization	24,374	17,991	35,742	34,023
Selling, distribution and administration	244,072	231,045	643,202	633,238
Total costs and expenses	1,184,085	1,171,642	2,566,788	2,516,963
Operating profit	285,814	198,706	411,826	283,421
Non-operating (income) expense:
Interest expense	24,710	41,194	69,940	86,398
Interest income	(745)	(1,326)	(3,236)	(4,239)
Other expense, net	17,795	2,925	10,556	10,766
Total non-operating expense, net	41,760	42,793	77,260	92,925
Earnings before income taxes	244,054	155,913	334,566	190,496
Income tax expense	63,899	30,070	90,077	34,844
Net earnings	180,155	125,843	244,489	155,652
Net loss attributable to noncontrolling interests	(302)	(731)	(1,530)	(731)
Net earnings attributable to Hasbro, Inc.	$180,457	126,574	246,019	156,383

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$1.42	0.97	1.90	1.20
Diluted	$1.40	0.96	1.88	1.19
Cash dividends declared per common share	$0.43	0.40	1.29	1.20

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net earnings	$180,155	125,843	244,489	155,652
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(35,682)	12,993	(31,640)	(8,880)
Net gains (losses) on cash flow hedging activities, net of tax	44,368	(12,580)	16,528	(198)
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(143)	-	3,382	-
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	5,886	(3,589)	7,410	(4,629)
Unrecognized pension and postretirement amounts	550	2,319	1,650	7,291
Total other comprehensive earnings (loss), net of tax	14,979	(857)	(2,670)	(6,416)
Comprehensive earnings	195,134	124,986	241,819	149,236
Comprehensive loss attributable to noncontrolling interests	(302)	(731)	(1,530)	(731)
Comprehensive earnings attributable to Hasbro, Inc.	$195,436	125,717	243,349	149,967

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net earnings	$244,489	155,652
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	82,536	75,526
Amortization of intangibles	38,103	37,677
Program production cost amortization	35,742	34,023
Deferred income taxes	(38,930)	604
Stock-based compensation	26,869	20,599
Change in operating assets and liabilities:
Increase in accounts receivable	(274,182)	(203,159)
Increase in inventories	(172,496)	(133,738)
Decrease (increase) in prepaid expenses and other current assets	37,037	(20,672)
Program production costs	(26,393)	(31,520)
Increase in accounts payable and accrued liabilities	51,305	222,695
Other, including long-term royalty advances	22,746	(110,370)
Net cash provided by operating activities	26,826	47,317
Cash flows from investing activities:
Additions to property, plant and equipment	(78,255)	(78,246)
Investments and acquisitions, net of cash acquired	-	(109,955)
Proceeds from partial sale of equity interest in joint venture	64,400	-
Other	4,009	3,121
Net cash utilized by investing activities	(9,846)	(185,080)
Cash flows from financing activities:
Net proceeds from borrowings with maturity greater than three months	559,986	-
Repayments of borrowings with maturity greater than three months	(425,000)	-
Net proceeds from (repayments of) other short-term borrowings	71,172	(11,235)
Purchases of common stock	(338,184)	(86,972)
Stock option transactions	43,447	74,400
Excess tax benefits from stock-based compensation	8,507	12,772
Dividends paid	(162,789)	(104,164)
Net cash utilized by financing activities	(242,861)	(115,199)
Effect of exchange rate changes on cash	(4,384)	(8,071)
Decrease in cash and cash equivalents	(230,265)	(261,033)
Cash and cash equivalents at beginning of year	682,449	849,701
Cash and cash equivalents at end of period	$452,184	588,668

Supplemental information
Cash paid during the period for:
Interest	$80,384	76,700
Income taxes	$65,286	50,548

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of September 28, 2014 and September 29, 2013, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended September 28, 2014 and September 29, 2013 are each 13-week periods.  The nine-month periods ended September 28, 2014 and September 29, 2013 are each 39-week periods.

The results of operations for the quarter and nine-month periods ended September 28, 2014 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2013 periods representative of those actually experienced for the full year 2013.

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

Substantially all of the Company's inventories consist of finished goods.

(2) Earnings Per Share

Net earnings per share data for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013 were computed as follows:

	2014		2013
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$180,457	180,457	126,574	126,574

Average shares outstanding	127,293	127,293	130,253	130,253
Effect of dilutive securities:
Options and other share-based awards	-	1,410	-	1,592
Equivalent Shares	127,293	128,703	130,253	131,845

Net earnings attributable to Hasbro, Inc. per common share	$1.42	1.40	0.97	0.96

	2014		2013
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$246,019	246,019	156,383	156,383

Average shares outstanding	129,302	129,302	129,972	129,972
Effect of dilutive securities:
Options and other share-based awards	-	1,487	-	1,601
Equivalent Shares	129,302	130,789	129,972	131,573

Net earnings attributable to Hasbro, Inc. per common share	$1.90	1.88	1.20	1.19

For the quarters ended September 28, 2014 and September 29, 2013, options and restricted stock units totaling 675 and 775, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended September 28, 2014 and September 29, 2013, options and restricted stock units totaling 675 and 1,266, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013.

	Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Other comprehensive earnings (loss), tax effect:
Tax (expense) benefit on cash flow hedging activities	$(2,924)	2,548	11,987	(424)
Tax benefit (expense) on unrealized holding gains	80	-	(1,919)	-
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(2,129)	861	(2,471)	1,280
Tax benefit on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(312)	(712)	(936)	(2,136)

Total tax effect on other comprehensive (loss) earnings	$(5,285)	2,697	6,661	(1,280)

Changes in the components of accumulated other comprehensive loss for the nine months ended September 28, 2014 and September 29, 2013 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2014
Balance at December 29, 2013	$(64,841)	(7,313)	-	38,019	(34,135)
Current period other comprehensive earnings (loss)	1,650	23,938	3,382	(31,640)	(2,670)
Balance at September 28, 2014	$(63,191)	16,625	3,382	6,379	(36,805)

2013
Balance at December 30, 2012	$(120,422)	(1,008)	-	49,123	(72,307)
Current period other comprehensive earnings (loss)	7,291	(4,827)	-	(8,880)	(6,416)
Balance at September 29, 2013	$(113,131)	(5,835)	-	40,243	(78,723)

At September 28, 2014, the Company had remaining net deferred gains on hedging instruments, net of tax, of $16,625 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2014 or forecasted to be purchased during 2014, 2015 and 2016, intercompany expenses expected to be paid or received during 2014 and 2015, cash receipts for sales made at the end of the third quarter of 2014 or forecasted to be made in the remainder of 2014 and interest payments related to long-term notes due 2021 and 2044.  These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.  Of the amount included in AOCE at September 28, 2014, the Company expects approximately $13,453 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 28, 2014, September 29, 2013 and December 29, 2013, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 28, 2014, September 29, 2013 and December 29, 2013 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company's long-term borrowings as of September 28, 2014, September 29, 2013 and December 29, 2013 are as follows:

	September 28, 2014		September 29, 2013		December 29, 2013
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	602,050	500,000	535,000	500,000	532,750
6.30% Notes Due 2017	350,000	392,595	350,000	402,500	350,000	400,050
5.10% Notes Due 2044	300,000	310,500	-	-	-	-
3.15% Notes Due 2021	300,000	302,130	-	-	-	-
6.60% Debentures Due 2028	109,895	125,764	109,895	121,983	109,895	118,566
6.125% Notes Due 2014	-	-	430,424	437,750	428,390	435,838
Total long-term debt	1,559,895	1,733,039	1,390,319	1,497,233	1,388,285	1,487,204
Less: Current portion	-	-	430,424	437,750	428,390	435,838
Long-term debt excluding current portion	$1,559,895	1,733,039	959,895	1,059,483	959,895	1,051,366

In May 2014, the Company issued $600,000 in long-term debt which consists of $300,000 of 3.15% Notes Due in 2021 and $300,000 of 5.10% Notes Due in 2044 (collectively, the "Notes").  The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.  Prior to the issuance of the Notes, the Company held forward-starting interest rate swap contracts to hedge the variability in the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of the Notes.  At the date of issuance, these contracts were terminated and the Company paid $33,306, the fair value of the contracts on that date, to settle. Of this amount, $6,373 relates to 3.15% Notes Due 2021 and $26,933 relates to 5.10% Notes Due 2044, which has been deferred in AOCE and will be amortized to interest expense over the life of the respective Notes using the effective interest rate method.  The proceeds from the Notes have been presented net of the payment for these contracts in the consolidated statements of cash flows.

The carrying cost of the 6.125% Notes Due 2014 included principal amounts of $425,000 as well as fair value adjustments of $5,424, and $3,390 at September 29, 2013 and December 29, 2013, respectively, related to interest rate swaps. The interest rate swaps were terminated in November 2012 and the fair value adjustments at September 29, 2013 and December 29, 2013 represented the unamortized portions of the fair value of the interest rate swaps at the date of termination. At September 29, 2013 and December 29, 2013, the principal amount and fair value adjustment associated with the 6.125% Notes Due 2014 totaling $425,000 were included in the current portion of long-term debt. All other carrying costs represent principal amounts and were included in long-term debt excluding the current portion at September 28, 2014, September 29, 2013 and December 29, 2013. The total principal amount of long-term debt, including the current portion, was $1,559,895 at September 28, 2014 and $1,384,895 at both September 29, 2013 and December 29, 2013.

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

In connection with the Mexican tax examinations for the years 2000 to 2007 and 2009, the Company has received tax assessments totaling approximately $295,530 (at September 28, 2014 exchange rates), which include interest, penalties and inflation updates, related to transfer pricing which the Company is vigorously defending. In order to continue the process of defending its position, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Accordingly, as of September 28, 2014, bonds totaling approximately $173,120 (at September 28, 2014 exchange rates) have been provided to the Mexican government related to the 2000 to 2004 assessments, allowing the Company to defend its positions. The Company is not currently required to guarantee the amounts of the 2005 through 2007 and 2009 assessments as they are in, or plan to be challenged in, administrative proceedings. The Company expects to be successful in sustaining its position with respect to these assessments as well as similar positions that may be taken by the Mexican tax authorities for 2008 and periods subsequent to 2009 if these disputes continue through litigation and/or administrative processes. However, in the interest of resolving these open disputes and to provide for a mutually agreeable framework in future years, the Company is party to discussions with the Mexican tax authorities to determine if the two parties can reach an agreed settlement of these issues. The Company expects that any such settlement would require some payment by the Company with respect to the prior years' under assessment as well as include a mutually agreed methodology for dealing with these transfer pricing issues in future years. As of September 28, 2014, the Company's liabilities for unrecognized tax benefits reflects the settlement offer the Company most recently made to the Mexican tax authorities related to the outstanding assessments and potential claims with respect to 2008 and completed periods subsequent to 2009 that are still subject to audit.

At September 28, 2014, the Company has liabilities for unrecognized tax benefits of $105,945 which are included as a component of other liabilities in the consolidated balance sheet.  During 2014, the Company increased these liabilities by $33,295 to reflect the impact of a proposed resolution of certain tax matters. The Company believes it is reasonably possible that it may make approximately $66,400 of tax payments and reduce its liability for uncertain tax benefits within the next 12 months related to the resolution of an uncertain tax position.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 28, 2014, September 29, 2013 and December 29, 2013, these investments totaled $24,292, $23,452 and $28,048, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains and interest income of $247 and $2,487 on these investments in other (income) expense, net for the quarter and nine-months ended September 28, 2014, respectively, related to the change in fair value of such instruments. For the quarter and nine-month periods ended September 29, 2013 the Company recorded net losses of $176 and $166, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At December 29, 2013 the Company also held forward-starting interest rate swap agreements to hedge the variability of the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of May 2014 long-term debt.  See Notes 4 and 8 for further discussion. At September 28, 2014, the Company had an option agreement related to its investment in a joint venture. See Note 10 for further discussion.

At September 28, 2014, September 29, 2013 and December 29, 2013, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 28, 2014
Assets:
Available-for-sale securities	$31,097	6,805	18,632	5,660
Derivatives	41,475	-	41,475	-
Total assets	$72,572	6,805	60,107	5,660

Liabilities:
Derivatives	$3,426	-	3,426	-
Option agreement	25,590	-	-	25,590
Total liabilities	$29,016	-	3,426	25,590

September 29, 2013
Assets:
Available-for-sale securities	$23,460	8	18,050	5,402
Derivatives	3,311	-	2,321	990
Total assets	$26,771	8	20,371	6,392

Liabilities:
Derivatives	$8,324	-	8,324	-

December 29, 2013
Assets:
Available-for-sale securities	$28,048	-	22,564	5,484
Derivatives	4,627	-	4,627	-
Total assets	$32,675	-	27,191	5,484

Liabilities:
Derivatives	$12,330	-	12,330	-

Available-for-sale securities include equity securities of one company quoted on an active public market as well as certain investments valued at net asset values quoted on private markets that are not active. These net asset values are predominantly based on underlying investments which are traded on an active market; investments are redeemable within 45 days. At December 29, 2013 the Company also held an available-for-sale investment in Brazil similar to a repurchase agreement; this investment was valued at the principal plus any interest accrued on the instrument. Lastly, the Company holds an available-for-sale investment which invests in hedge funds which contain financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment. The Company's derivatives consist primarily of foreign currency forward contracts. At December 29, 2013, the Company also had forward-starting interest rate swap contracts related to the anticipated issuance of the Notes Due 2021 and 2044. The Company uses current forward rates of the respective foreign currencies and U.S. treasury interest rates to measure the fair value of these contracts. The option agreement included in other liabilities at September 28, 2014 is valued using an option pricing model based on the fair value of the related investment. At September 29, 2013, the Company also had derivative instruments consisting of warrants to purchase common stock of an unrelated company. The Company used the Black-Scholes model to value these warrants. One of the inputs used in both the option pricing and Black-Scholes models, volatility, is considered an unobservable input in that it reflected the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believed that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2014.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2014	2013
Balance at beginning of year	$5,484	7,618
Gain (loss) from change in fair value	176	(1,226)
Issuance of option agreement	(25,590)	-
Balance at end of third quarter	$(19,930)	6,392

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013 are as follows:

	Quarter Ended
	Pension		Postretirement
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$921	1,549	137	188
Interest cost	4,953	4,849	332	345
Expected return on assets	(5,469)	(5,600)	-	-
Net amortization and deferrals	1,210	2,418	(114)	(65)
Curtailment/settlement losses	-	1,064	-	-
Net periodic benefit cost	$1,615	4,280	355	468

	Nine Months Ended
	Pension		Postretirement
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$2,861	4,559	412	563
Interest cost	15,064	14,447	997	1,035
Expected return on assets	(16,587)	(16,691)	-	-
Net amortization and deferrals	3,713	7,206	(341)	(195)
Curtailment/settlement losses	-	6,485	-	-
Net periodic benefit cost	$5,051	16,006	1,068	1,403

During the first three quarters of fiscal 2014, the Company made cash contributions to its defined benefit pension plans of approximately $5,900 in the aggregate. The Company expects to contribute approximately $1,000 during the remainder of fiscal 2014.

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

At September 28, 2014, September 29, 2013 and December 29, 2013, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 28, 2014		September 29, 2013		December 29, 2013
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$716,028	45,501	525,911	(6,114)	577,138	(7,493)
Intercompany royalty transactions	1,693	(1,493)	174,974	(2,258)	4,948	(2,774)
Sales	195,364	(6,484)	232,709	497	171,393	(1,965)
Other	27,549	(499)	27,148	1,000	46,563	302
Total	$940,634	37,025	960,742	(6,875)	800,042	(11,930)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 28, 2014, September 29, 2013 and December 29, 2013 as follows:

	September 28, 2014	September 29, 2013	December 29, 2013
Prepaid expenses and other current assets
Unrealized gains	$24,242	2,923	1,088
Unrealized losses	(6,356)	(1,572)	(702)
Net unrealized gain	$17,886	1,351	386

Other assets
Unrealized gains	$23,127	109	-
Unrealized losses	(964)	(11)	-
Net unrealized gains	$22,163	98	-

Accrued liabilities
Unrealized gains	$2,519	3,023	3,425
Unrealized losses	(5,539)	(8,652)	(13,671)
Net unrealized loss	$(3,020)	(5,629)	(10,246)

Other liabilities
Unrealized gains	$22	191	-
Unrealized losses	(26)	(2,886)	(2,070)
Net unrealized loss	$(4)	(2,695)	(2,070)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013 as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Statements of Operations Classification
Cost of sales	$(3,165)	1,614	(3,363)	1,650
Royalties	(923)	(303)	(1,533)	(347)
Sales	(3,477)	2,906	(4,340)	4,441
Net realized (losses) gains	$(7,565)	4,217	(9,236)	5,744

In addition, net gains of $62 were reclassified to earnings as a result of hedge ineffectiveness for the nine-month period ended September 28, 2014, and net gains of $233 and $165 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended September 29, 2013, respectively.

During the fourth quarter of 2013, the Company entered into forward-starting interest rate swap agreements to hedge the variability of the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of long-term debt to repay the 6.125% Notes Due 2014 with a principal amount of $425,000. These derivative instruments were designated and effective as cash flow hedges. At December 29, 2013, the total notional amounts of the Company's forward-starting interest rate swap agreements was $300,000. Unrealized gains of $3,172 were recorded to the consolidated balance sheets as of December 29, 2013. During  the first quarter of 2014, the notional amounts of the Company's forward-starting interest rate swap agreements were increased to $500,000. The instruments were settled on the date of the issuance of the related debt and the deferred loss of $33,306 is being amortized to interest expense over the life of the debt using the effective interest rate method. For the quarter and nine months ended September 28, 2014, the Company amortized $450 and $707, respectively, related to these contracts which is included in interest expense.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At September 28, 2014, September 29, 2013 and December 29, 2013 the total notional amounts of the Company's undesignated derivative instruments were $413,065, $257,325 and $294,888, respectively.

At September 28, 2014, September 29, 2013 and December 29, 2013, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	September 28, 2014	September 29, 2013	December 29, 2013
Prepaid expenses and other current assets
Unrealized gains	$4,876	1,761	-
Unrealized losses	(3,450)	(1,107)	-
Net unrealized gain	1,426	654	-

Other assets
Unrealized gains	-	298	1,069
Unrealized losses	-	(80)	-
Net unrealized gain	-	218	1,069

Accrued liabilities
Unrealized gains	-	-	478
Unrealized losses	-	-	(492)
Net unrealized loss	-	-	(14)

Other liabilities
Unrealized gains	303	-	-
Unrealized losses	(705)	-	-
Unrealized loss	(402)	-	-

Total unrealized gain, net	$1,024	872	1,055

The Company recorded net losses (gains) of $20,050 and $19,988 on these instruments to other (income) expense, net for the quarter and nine-month periods ended September 28, 2014, respectively, and $(2,467) and $(2,557) on these instruments to other (income) expense, net for the quarter and nine-month periods ended September 29, 2013, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

Based on a valuation of approximately $160,000, the Company allocated approximately $6,000 to net tangible assets, $35,000 to identifiable intangible assets, $119,000 to goodwill, and $48,000 to redeemable noncontrolling interests. The valuation was based on an income approach which utilizes discounted future cash flows expected to be generated from the acquired business. Identifiable intangible assets include property rights which are being amortized over the projected revenue curve over a period of four years. The carrying value and amortization curve of these intangible assets are based on cash flows associated with game titles released and planned to be released as of the date of acquisition. Actual results achieved from these acquired game titles may impact the carrying value of these intangibles or the timing of amortization expense. Goodwill reflects the value to the Company from leveraging Backflip's expertise in developing and marketing mobile digital games, including the continued expansion of its own brands in this arena. Goodwill will be tested for impairment at least annually during the fourth quarter of the Company's fiscal year, unless an event occurs or circumstances change that indicate that the carrying value may not be recoverable.

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

Actual and pro forma results have not been disclosed because they are not material to the consolidated financial statements.  The balance of the redeemable noncontrolling interests was $43,949 at September 28, 2014, $47,269 at September 29, 2013 and $45,445 at December 29, 2013. Net loss attributable to noncontrolling interests for the quarter and nine-months ended September 28, 2014 was $302 and $1,530, respectively compared to a net loss of $731 for both the quarter and nine months ended September 29, 2013.

(10) Equity Method Investment

The Company owns an interest in a joint venture, Hub Television Networks, LLC (the "Network"), with Discovery Communications, Inc. ("Discovery"). The Network was established to create a cable television network in the United States dedicated to high-quality children's and family entertainment. On September 23, 2014, the Company and Discovery amended their relationship with respect to the Network. Prior to the amendments each of the Company and Discovery owned a 50% equity interest in the Network. Pursuant to these amendments Discovery has increased its equity interest in the Network to 60%, and the Company retains a 40% equity interest in the Network. The change in equity interests was accomplished partly through a redemption of interests owned by the Company and partly through the purchase of interests by Discovery from the Company. In connection with this reduction in its equity ownership the Company was paid a cash purchase price of $64,400 by Discovery. In connection with amendments, the Company and Discovery also entered into an option agreement related to the Company's remaining 40% ownership in the Network and also modified the terms of a license agreement between the Company and the Network.  As a result of the reduction in the Company's ownership in the Network, the Company also received a benefit from a reduction in amounts due to Discovery under an existing tax sharing agreement. In connection with the restructuring of the Company's investment in the Network, the quarter and nine-month periods ended September 28, 2014 include a net expense of $11,566, primarily related to a charge resulting from an option agreement and the Company's share of severance charges recognized by the Network, partially offset by a gain from the reduction of amounts due to Discovery under a tax sharing agreement.

The Company and Discovery entered into an option agreement that allows either Discovery to call or Hasbro to put the Company's remaining 40%, exercisable during the one-year period following December 31, 2021.  The exercise price of the option agreement is 80% of the then fair market value of the Network, subject to a fair market value floor.  The Company recorded a charge in other expense, net for the third quarter and nine months of 2014, related to the fair market value of the option agreement totaling $25,590.  This amount is included as a component of other liabilities as of September 28, 2014.

During the quarter and nine months ended September 28, 2014, the Company's share in the earnings of the Network, excluding the amounts included in the charge described above, were $1,892 and $5,491, respectively, compared to losses of $91 and $1,024 for the quarter and nine months ended September 29, 2013. As of September 28, 2014, September 29, 2013 and December 29, 2013, the Company's investment in the Network totaled $258,295, $329,722 and $321,876, respectively. The Company monitors the valuation of its investment in the Network primarily based on a discounted cash flow model. The underlying cash flows are based on long-term financial plans for the Network, which include projections for growth in revenues and profitability. Should the Network not achieve its profitability and growth targets, the carrying value of the Company's investment may become impaired.

(11) Segment Reporting

Hasbro is a worldwide leader in children's and family leisure time products and services with a broad portfolio of brands and entertainment properties across toys, games, licensed products ranging from traditional to high-tech and digital, and film and television entertainment. The Company's segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment and Licensing, and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of boys' action figures, vehicles and play sets, girls' toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin American regions. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company's U.S. and Canada and International segments.

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

Information by segment and a reconciliation to reported amounts for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013 are as follows.

	Quarter Ended
	September 28, 2014		September 29, 2013
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$764,268	2,388	735,619	1,290
International	649,284	78	582,676	55
Entertainment and Licensing	53,378	7,362	48,637	6,806
Global Operations (a)	2,969	593,435	3,416	591,867
Corporate and Eliminations	-	(603,263)	-	(600,018)
	$1,469,899	-	1,370,348	-

	Nine Months Ended
	September 28, 2014		September 29, 2013
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$1,484,968	5,065	1,466,921	3,384
International	1,351,608	170	1,212,665	280
Entertainment and Licensing	135,915	14,100	114,747	12,328
Global Operations (a)	6,123	1,200,303	6,051	1,097,852
Corporate and Eliminations	-	(1,219,638)	-	(1,113,844)
	$2,978,614	-	2,800,384	-

	Quarter Ended		Nine Months Ended
Operating profit (loss)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
U.S. and Canada	$169,850	146,991	252,541	243,738
International	116,451	105,663	148,097	115,951
Entertainment and Licensing	493	7,625	21,120	16,622
Global Operations (a)	15,704	17,578	15,770	3,638
Corporate and Eliminations (b)	(16,684)	(79,151)	(25,702)	(96,528)
	$285,814	198,706	411,826	283,421

Total assets	September 28, 2014	September 29, 2013	December 29, 2013
U.S. and Canada	$3,380,207	6,564,121	3,066,301
International	2,394,325	2,290,130	2,233,115
Entertainment and Licensing	754,575	1,383,554	691,795
Global Operations	2,293,319	2,755,595	2,172,816
Corporate and Eliminations (b)	(4,313,624)	(8,403,255)	(3,761,760)
	$4,508,802	4,590,145	4,402,267

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts. During 2013, certain inter-company balances were settled between each of the U.S. and Canada segment, Entertainment and Licensing segment and Corporate and eliminations. This reduced the amount of reported total assets of the U.S. and Canada and Entertainment and Licensing segments and increased the amount reported in Corporate and eliminations at September 28, 2014 and December 29, 2013 compared to September 29, 2013.

The following table represents consolidated International segment net revenues by major geographic region for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013.

	Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Europe	$403,602	376,648	827,412	755,097
Latin America	163,163	131,914	313,466	260,443
Asia Pacific	82,519	74,114	210,730	197,125
Net revenues	$649,284	582,676	1,351,608	1,212,665

The following table presents consolidated net revenues by class of principal products for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013.

	Quarter Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Boys	$478,509	392,014	1,062,082	888,494
Games	395,221	387,450	841,449	873,774
Girls	407,718	388,696	710,235	652,889
Preschool	188,451	202,188	364,848	385,227
Net revenues	$1,469,899	1,370,348	2,978,614	2,800,384

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

Hasbro earns revenues and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third parties, or in certain situations, toy products where Hasbro considers the out-licensing of brands to be more effective. The Company's brand architecture includes franchise brands, key partner brands, challenger brands, gaming mega brands and new brands. The Company's franchise and challenger brands represent Company-owned brands or brands, which if not entirely owned, are broadly controlled by the Company, and have been successful over the long term. Franchise brands are the Company's most significant owned or controlled brands which it believes have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not yet achieved franchise brand status, but have the potential to do so with investment and time. The Company's franchise brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, while challenger brands include BABY ALIVE, FURBY, FURREAL FRIENDS and PLAYSKOOL. Hasbro has a large portfolio of owned and controlled brands, which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with an owned or controlled brand. By focusing on these brands, Hasbro is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During 2013, net revenues from the Company's franchise brands increased by 15% and totaled 44% of total consolidated net revenues.  This trend continued in the third quarter and first nine months of 2014 as the Company's franchise brands grew approximately 36% and 31%, respectively, compared to the third quarter and first nine months of 2013.

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

In September 2014, the Company's strategic partnership with Disney expanded to include product offerings, specifically small and fashion dolls, based on the DISNEY PRINCESS and FROZEN brands, commencing in 2016. In 2013, Hasbro and Disney amended both the Marvel and Lucas agreements which extended the term of the license for Marvel characters through 2020 and provides additional guaranteed royalty payments with respect to both MARVEL and STAR WARS products in anticipation of expected future motion pictures and other related entertainment through 2020. Sales of MARVEL and STAR WARS products can vary based on the popularity of theatrical and television entertainment in any given year. In 2013, the Company's offerings included products related to several MARVEL properties backed by entertainment, including products based on the theatrical motion picture releases of IRON MAN 3 in May 2013 and THOR: THE DARK WORLD in November 2013. During the first three quarters of 2014, the Company released products related to three theatrical releases based on MARVEL properties, CAPTAIN AMERICA: THE WINTER SOLDIER in April 2014, THE AMAZING SPIDER-MAN 2 in May 2014 and GUARDIANS OF THE GALAXY in August 2014. Hasbro also commenced shipments of product related to the fourth quarter 2014 introduction of all new television entertainment based on the STAR WARS brand, STAR WARS REBELS. In addition to offering products based on licensed entertainment properties, the Company offers products which are licensed from outside inventors.

The Company seeks to build all-encompassing brand experiences and drive product-related revenues by increasing the visibility of its brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had a number of motion pictures based on its brands released by major motion picture studios, including four motion pictures based on its TRANSFORMERS brand, one of which, TRANSFORMERS: AGE OF EXTINCTION, was released in June 2014 by Paramount Pictures, two motion pictures based on its G.I. JOE brand, including G.I. JOE: RETALIATION released in March 2013, and a major motion picture based on its gaming mega brand, BATTLESHIP. In October 2014, Universal Pictures released a motion picture based on the OUIJA brand. The Company has motion picture projects based on other brands in development for potential release in future years.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has an internal wholly-owned production studio, Hasbro Studios, which is responsible for the creation and development of television programming based on Hasbro's brands. This programming is currently aired in markets throughout the world. Hasbro Studios programming is distributed primarily to Hub Television Network, LLC, formally known as Hub Network and, as of October 13, 2014, is now the Discovery Family Channel (the "Network"), in the United States. Internationally, Hasbro Studios also distributes to various broadcasters and cable networks. Lastly Hasbro Studios programming is distributed on various digital platforms globally, including Netflix and iTunes. Beginning in 2015, Hasbro Studios will begin distributing certain programming domestically to other outlets, including Cartoon Network. The Company's television initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in many forms or formats.

The Network is the Company's joint venture with Discovery Communications, Inc. ("Discovery") and is a cable television network in the United States dedicated to high-quality children's and family entertainment and educational programming. Programming on the Network includes content based on Hasbro's brands as well as programming developed by third parties. Prior to September 2014, the Company and Discovery each owned a 50% equity interest in the Network. In September 2014, Hasbro and Discovery amended their relationship with respect to the Network, reducing Hasbro's equity interest from 50% to 40%.

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

In 2013, Hasbro acquired a 70% majority stake in Backflip Studios, LLC ("Backflip"), a mobile game developer based in Boulder, Colorado. Backflip's product offerings include games for tablets and mobile devices including DRAGONVALE, NINJUMP and PAPER TOSS. In 2014 and beyond, Backflip intends to focus on its existing product lines and launch new games, including those based on Hasbro brands. New game brands released during 2014 include DWARVEN DEN, PLUNDERNAUTS and SPELLFALL. Backflip also introduced two games under Hasbro brands, including NERFHOOPS and TWISTER TAP.

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

As Hasbro seeks to grow its business in entertainment, licensing and digital gaming, the Company will continue to evaluate strategic alliances, acquisitions, and investments like Backflip, which may complement its current product offerings, allow it entry into an area which is adjacent or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms and formats.

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

Hasbro sells its products both within the United States and throughout international markets. In recent years, the Company's International segment net revenues have experienced growth as the Company has sought to increase its global presence. Net revenues from the Company's International segment represented 46%, 44% and 43% of total net revenues in 2013, 2012 and 2011, respectively. The Company has driven international growth by opportunistically opening offices in certain markets, primarily emerging markets, to develop this greater global presence. The Company believes emerging markets offer greater opportunity for revenue growth than developed economies which have faced challenging economic environments in recent years. In 2013 and 2012, net revenues from emerging markets increased by 25% and 16%, respectively, representing more than 10% of consolidated net revenues in these years. During the third quarter and first nine months of 2014, net revenues from emerging markets increased approximately 29% and 26%, respectively, compared to the same periods in 2013.

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

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 to 2013, the Company's Board of Directors (the "Board") adopted seven successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,325,000. The seventh authorization was approved in August 2013 for $500,000. At September 28, 2014, the Company had $183,649 remaining under this authorization. During the quarter and nine-month periods ended September 28, 2014, the Company spent $124,506 and $341,300 to repurchase approximately 2,368 and 6,369 shares of common stock in the open market, respectively. During the three years ended 2013, the Company spent $625,554 to repurchase 15,424 shares in the open market. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company's other potential uses of cash and the Company's levels of cash generation. In addition to the share repurchase program, the Company also seeks to return cash to its shareholders through the payment of quarterly dividends. In February 2014 the Board increased the Company's quarterly dividend rate, effective for the dividend paid in May 2014, to $0.43 per share, an 8% increase from the prior quarterly dividend rate of $0.40 per share. This was the tenth dividend increase in the previous eleven years. During that period, the Company has increased its quarterly cash dividend from $0.03 to $0.43 per share.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013.

	Quarter Ended		Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	41.0	41.5	39.7	40.6
Royalties	6.4	10.5	7.2	8.8
Product development	4.0	4.3	5.3	5.5
Advertising	10.0	10.0	10.0	9.9
Amortization of intangibles	0.9	1.0	1.3	1.3
Program production cost amortization	1.7	1.3	1.2	1.2
Selling, distribution and administration	16.6	16.9	21.6	22.6
Operating profit	19.4	14.5	13.8	10.1
Interest expense	1.7	3.0	2.3	3.0
Interest income	(0.0)	(0.1)	(0.1)	(0.1)
Other (income) expense, net	1.2	0.2	0.3	0.4
Earnings before income taxes	16.6	11.4	11.2	6.8
Income tax expense	4.3	2.2	3.0	1.2
Net earnings	12.3	9.2	8.2	5.6
Net loss attributable to noncontrolling interests	(0.0)	(0.0)	(0.1)	(0.0)
Net earnings attributable to Hasbro, Inc.	12.3%	9.2%	8.3%	5.6%

RESULTS OF OPERATIONS

The quarter and nine-month periods ended September 28, 2014 and September 29, 2013 were each 13-week and 39-week periods, respectively. Net earnings, including the impact of noncontrolling interests in Backflip, were $180,155 and $244,489 in the quarter and nine months ended September 28, 2014, respectively, compared to $125,843 and $155,652 for the respective periods in 2013. Net earnings attributable to Hasbro, Inc. for the quarter and nine months ended September 28, 2014 were $180,457 and $246,019, respectively, compared to $126,574 and $156,383 for the respective periods of 2013. Diluted earnings per share attributable to Hasbro, Inc. for the quarter and nine months ended September 28, 2014 were $1.40 and $1.88, respectively, compared to $0.96 and $1.19 for the respective periods of 2013.

Net earnings for the third quarter and first nine months of 2014 include adjustments, net of tax, of $7,379, or $0.06 per diluted share, for each period related to the restructuring of the Company's equity interest in Hub Network. Net earnings for the quarter and nine months ended September 29, 2013 includes unfavorable impacts, net of tax, of $66,447, or $0.50 per diluted share, for each period resulting from an adverse arbitration award related to a license agreement with an inventor as well as a favorable tax adjustment of $23,637, or $0.18 per diluted share. The third quarter and first nine months of 2013 also include adjustments, net of tax, of $3,126, or $0.03 per share, and $23,693, or $0.18 per share, respectively, related to the multi-year cost savings initiative announced during the fourth quarter of 2012.

During the third quarter of 2013, the Company acquired a 70% majority interest in Backflip Studios, LLC ("Backflip"). The Company is consolidating the financial results of Backflip in its consolidated financial statements and, accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of Backflip, with the 30% noncontrolling interests share reported as net loss attributable to noncontrolling interests in the consolidated statements of operations and redeemable noncontrolling interests on the consolidated balance sheets. The results of operations for the quarter and nine-month periods ended September 28, 2014 include the operations of Backflip. The quarter and nine months ended September 29, 2013 only include the operations of Backflip from the date of acquisition. The operations of Backflip are reported in the Entertainment and Licensing segment.

Consolidated net revenues for the quarter ended September 28, 2014 increased approximately 7% to $1,469,899 from $1,370,348 for the quarter ended September 29, 2013 and were negatively impacted by foreign currency translation of approximately $10,800 for the quarter ended September 28, 2014 as a result of the stronger U.S. dollar in 2014 compared to 2013. For the nine months ended September 28, 2014, consolidated net revenues increased 6% to $2,978,614 from $2,800,384 for the nine months ended September 29, 2013 and were negatively impacted by foreign currency translation of approximately $18,000 as a result of the stronger U.S. dollar in 2014 compared to 2013. Absent the impact of currency translation, net revenues grew 8% and 7% in the third quarter and first nine months of 2014, respectively, compared to 2013. The Company's focus on franchise brands contributed to the overall growth of consolidated net revenues, with franchise brands growing approximately 36% and 31% in the third quarter and first nine months of 2014, respectively, compared to 2013. All seven franchise brands grew during the third quarter of 2014, while six of the seven franchise brands experienced growth in the year-to-date period, including MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS.

The following table presents net revenues by product category for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013.

	Quarter Ended			Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	% Change	Sept. 28, 2014	Sept. 29, 2013	% Change
Boys	$478,509	392,014	22%	1,062,082	888,494	20%
Games	395,221	387,450	2%	841,449	873,774	-4%
Girls	407,718	388,696	5%	710,235	652,889	9%
Preschool	188,451	202,188	-7%	364,848	385,227	-5%
Net revenues	$1,469,899	1,370,348		2,978,614	2,800,384

BOYS: Net revenues in the boys' category increased 22% and 20% in the third quarter and first nine months of 2014, respectively, compared to 2013. Both the third quarter and first nine months of 2014 benefited from shipments related to four theatrical releases whereas the third quarter and first nine months of 2013 only benefited from shipments related to one theatrical release. Growth in 2014 resulted from higher net revenues from TRANSFORMERS products related to the June 2014 theatrical release of TRANSFORMERS: AGE OF EXTINCTION as well as higher net revenues from MARVEL products related to three theatrical releases, CAPTAIN AMERICA: THE WINTER SOLIDER in April 2014, THE AMAZING SPIDER-MAN 2 in May 2014 and GUARDIANS OF THE GALAXY in August 2014. The third quarter and first nine months of 2013 included shipments of MARVEL products related to one theatrical release, IRON MAN 3, in May 2013. Higher net revenues from NERF products in the quarter and year-to-date periods, also contributed to the category's growth. These higher net revenues were slightly offset by expected lower net revenues from BEYBLADE and G.I. JOE products in the third quarter and first nine months of 2014.

GAMES: Net revenues from the games category grew 2% in the third quarter of 2014, but decreased 4% in the first nine months of 2014 compared to 2013. In the quarter, higher net revenues from MONOPOLY, MAGIC: THE GATHERING, SIMON, DUNGEONS AND DRAGONS and OPERATION products were only partially offset by lower net revenues from other games brands, particularly BOP IT!, DUEL MASTERS and JENGA. In the first nine months of 2014, higher net revenues from MONOPOLY, MAGIC: THE GATHERING, SIMON, DUNGEONS AND DRAGONS, ELEFUN & FRIENDS and OPERATION products were more than offset by lower net revenues from other games brands, particularly BOP IT!, DUEL MASTERS, JENGA and TWISTER. Games category net revenues in the third quarter and first nine months of 2014 also includes mobile gaming revenue from Backflip digital gaming properties as a result of its third quarter 2013 acquisition.

GIRLS: Net revenues in the girls' category increased 5% and 9% in the third quarter and first nine months of 2014, respectively, compared to 2013. Higher net revenues from franchise brands, specifically MY LITTLE PONY, NERF and PLAY-DOH, contributed to the category's growth in both the quarter and nine months. Net revenues from MY LITTLE PONY products have continued momentum with support from the successful television program, MY LITTLE PONY: FRIENDSHIP IS MAGIC, as well as the third quarter 2013 introduction of MY LITTLE PONY EQUESTRIA GIRLS products. The Company also successfully launched NERF REBELLE, a line of action performance products, during the second half of 2013 and the product line's success continued into the third quarter and first nine months of 2014. The girls' category also benefited from the launch of PLAY-DOH DOHVINCI products, a line of arts and crafts toys, late in the second quarter of 2014. These higher net revenues were partially offset by lower net revenues from FURBY products in both the quarter and nine months ended September 28, 2014. Lastly, growth from the franchise brand LITTLEST PET SHOP, which was re-imagined and re-launched during the third quarter of 2014, as well as the challenger brand FURREAL FRIENDS, reflecting the shipment of feature items ahead of the holiday season, in 2014 compared to 2013, also contributed to overall category growth during these periods.

PRESCHOOL: Net revenues from the preschool category declined 7% and 5% in the quarter and nine months ended September 28, 2014, respectively, compared to the quarter and nine months ended September 29, 2013.  Growth in net revenues from PLAY-DOH and TRANSFORMERS products was more than offset by lower net revenues from various other preschool brands, particularly PLAYSKOOL and SESAME STREET.

Operating profit for the quarter ended September 28, 2014 increased 44% to $285,814, or 19.4% of net revenues, from $198,706, or 14.5% of net revenues, for the quarter ended September 29, 2013. Operating profit in the third quarter of 2014 includes a benefit of $1,328 related to the restructuring of the Company's investment in Hub Network while operating profit in the third quarter of 2013 included a charge of $57,164 reflecting an adverse arbitration award related to a license agreement as well as restructuring and related partial pension settlement charges of $4,093. Absent the impact of these items, operating profit grew 9% to $284,486, or 19.4% of net revenues, in third quarter of 2014 from $259,963, or 19.0% of net revenues, in 2013. Foreign currency translation negatively impacted operating profit by approximately $2,900 in the third quarter of 2014. Excluding the items described above, higher net revenues, partially offset by higher costs and expenses, contributed to growth in operating profit in the third quarter of 2014. These higher net revenues allowed better leverage of operating expenses leading to improved operating margin in 2014 compared to 2013.

Operating profit for the nine months ended September 28, 2014 increased 45% to $411,826, or 13.8% of net revenues, compared to $283,421, or 10.1% of net revenues, for the nine months ended September 29, 2013. Operating profit in 2014 includes a benefit of $1,328 related to the restructuring of the Company's investment in Hub Network while operating profit in 2013 included an adverse arbitration award related to a license agreement and restructuring and related pension charges of $57,164 and $35,481, respectively. Absent these items, operating profit increased 9% to $410,498, or 13.8% of net revenues, in 2014 from $376,066, or 13.4% of net revenues, for the nine months ended September 29, 2013. Foreign currency translation negatively impacted operating profit by approximately $3,800 in the first nine months of 2014. Excluding the items described above, improved operating profit and operating profit margin in the first nine months of 2014 compared to 2013 reflect higher net revenues which resulted in better leverage of operating expenses.

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013.

	Quarter Ended			Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	% Change	Sept. 28, 2014	Sept. 29, 2013	% Change
Net Revenues
U.S. and Canada segment	$764,268	735,619	4%	1,484,968	1,466,921	1%
International segment	649,284	582,676	11%	1,351,608	1,212,665	11%
Entertainment and Licensing segment	53,378	48,637	10%	135,915	114,747	18%

Operating Profit
U.S. and Canada segment	$169,850	146,991	16%	252,541	243,738	4%
International segment	116,451	105,663	10%	148,097	115,951	28%
Entertainment and Licensing segment	493	7,625	-94%	21,120	16,622	27%

U.S. AND CANADA SEGMENT

The U.S. and Canada segment net revenues for the quarter ended September 28, 2014 increased 4% to $764,268 from $735,619 for the quarter ended September 29, 2013. Net revenues for the first nine months of 2014 grew 1% to $1,484,968 from $1,466,921 for the first nine months of 2013. Currency translation negatively impacted net revenues by approximately $1,100 and $3,000 in the quarter and nine-month periods ended September 28, 2014, respectively. In the third quarter of 2014, growth in the boys' and games categories were partially offset by lower net revenues from the girls' and preschool categories. In the first nine months of 2014, lower net revenues from the girls', games and preschool categories were more than offset by growth in the boys' category.

In the boys' category, higher net revenues from NERF, TRANSFORMERS, MARVEL and STAR WARS products for the third quarter and first nine months of 2014 were partially offset by lower net sales of BEYBLADE products. The games category benefited from higher net revenues from MONOPOLY, MAGIC: THE GATHERING, DUNGEONS AND DRAGONS, SIMON, CONNECT 4 and OPERATION products in both the quarter and nine-month periods ended September 28, 2014. Although these higher net revenues more than offset lower net revenues from other games brands, including BOB IT!, JENGA, STAR WARS, and DUEL MASTERS, in the quarter ending September 28, 2014, they could not overcome declines from these other game brands in the first nine months of 2014.  Lower net revenues from TWISTER products also contributed to the category's decline in the nine-month period. In the girls' category, higher net revenues from franchise brands, specifically LITTLEST PET SHOP, MY LITTLE PONY, NERF and PLAY-DOH, in the third quarter and first nine months of 2014 were more than offset by lower net revenues from FURBY and BABY ALIVE products. Net revenues from FURREAL FRIENDS also grew during the third quarter and first nine months of 2014 compared to 2013. In the preschool category, higher net revenues from PLAY-DOH and TRANSFORMERS products in the quarter and nine months ended September 28, 2014 compared to 2013 were more than offset by lower net revenues from PLAYSKOOL, SESAME STREET, MARVEL and STAR WARS products.

U.S. and Canada segment operating profit for the quarter ended September 28, 2014 increased 16% to $169,850, or 22.2% of segment net revenues, from $146,991, or 20.0% of segment net revenues, for the quarter ended September 29, 2013. U.S. and Canada segment operating profit for the nine months ended September 28, 2014 increased 4% to $252,541, or 17.0% of segment net revenues, from $243,738, or 16.6% of segment net revenues, for the nine months ended September 29, 2013. Operating profit growth in the third quarter and first nine months of 2014 reflects higher net revenues and favorable product mix partially offset by increased expenses. Increased operating profit margin in the third quarter and first nine months of 2014 reflects improved expense leverage resulting from those higher net revenues as well as benefits from the Company's cost savings initiative.

INTERNATIONAL SEGMENT
International segment net revenues increased 11% in the third quarter and first nine months of 2014 to $649,284 and $1,351,608, respectively, from $582,676 and $1,212,665 for the comparable periods of 2013. International segment net revenues for the third quarter and first nine months of 2014 were negatively impacted by currency translation of approximately $9,700 and $15,100 as a result of the stronger U.S. dollar in 2014 compared to 2013. Absent the impact of foreign currency translation, International segment net revenues grew approximately 13% in both the third quarter and first nine months of 2014 compared to 2013. The following table presents net revenues by geographic region for the Company's International segment for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013.

	Quarter Ended			Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	% Change	Sept. 28, 2014	Sept. 29, 2013	% Change
Europe	$403,602	376,648	7%	827,412	755,097	10%
Latin America	163,163	131,914	24%	313,466	260,443	20%
Asia Pacific	82,519	74,114	11%	210,730	197,125	7%
Net revenues	$649,284	582,676		1,351,608	1,212,665

International segment net revenues grew across all regions in both the quarter and nine months ended September 28, 2014. Absent the impact of currency translation, net revenues from the European region grew 10% in both the quarter and nine months ended September 28, 2014. Currency translation did not have a material impact on net revenues from the Latin American and Asia Pacific regions in the third quarter of 2014; however, in the first nine months of 2014, net revenues from these regions grew approximately 24% and 8%, respectively, absent currency translation. Net revenues in emerging markets, which includes but is not limited to Russia, Brazil and China, increased 29% and 26% in the third quarter and first nine months of 2014, respectively, compared to 2013.

In both the quarter and nine month periods of 2014, growth in the boys, girls and preschool categories were partially offset by declines in the games category.

Higher net revenues from NERF, TRANSFORMERS, MARVEL and, to a lesser extent, ANGRY BIRDS products in the third quarter and first nine months of 2014 contributed to growth in the boys category which was slightly offset by lower sales of BEYBLADE products. In the girls category, higher net revenues from MY LITTLE PONY, NERF and PLAY-DOH products in the third quarter and first nine months of 2014 compared to 2013 were partially offset by lower net revenues from LITTLEST PET SHOP and FURBY products. In the games category, higher net revenues from the franchise brands, MAGIC: THE GATHERING and MONOPOLY, were more than offset by lower net revenues from various other games brands. In the preschool category, higher net revenues from franchise brands, specifically PLAY-DOH and TRANSFORMERS, in the quarter and nine months ended September 28, 2014 were only partially offset by lower net revenues from PLAYSKOOL and TONKA products.

International segment operating profit increased 10% to $116,451 for the quarter ended September 28, 2014 from $105,663 for the quarter ended September 29, 2013; however, operating profit margin decreased from 18.1% of segment net revenues in the third quarter of 2013 to 17.9% of segment net revenues in the third quarter of 2014. International segment operating profit increased 28% to $148,097, or 11.0% of segment net revenues, for the nine months ended September 28, 2014, from $115,951, or 9.6% of segment net revenues, for the nine months ended September 29, 2013. Foreign currency translation negatively impacted segment operating profit by approximately $3,900 in each the third quarter and first nine months of 2014. In the quarter and nine months, higher net revenues, partially offset by higher operating expenses, contributed to improved operating profit. Less favorable product mix during the quarter resulted in a lower operating profit margin compared to the third quarter of 2013.

ENTERTAINMENT AND LICENSING SEGMENT
Entertainment and Licensing segment net revenues for the quarter ended September 28, 2014 increased 10% to $53,378 from $48,637 for the quarter ended September 29, 2013. Entertainment and Licensing segment net revenues for the nine months ended September 28, 2014 increased 18% to $135,915 from $114,747 for the nine months ended September 29, 2013. Higher net revenues from lifestyle licensing, as well as revenue contribution from Backflip, drove growth in both the quarter and nine months of 2014 compared to 2013.

Entertainment and Licensing segment operating profit decreased to $493 for the quarter ended September 28, 2014 from $7,625 for the quarter ended September 29, 2013. The reduction in operating profit in 2014 compared to 2013 reflects accelerated amortization for certain programming, primarily related to KAIJUDO, reflecting revised estimates of future revenues, as well as lower revenue related to television programing distribution.  Partially offsetting this was higher operating profit from increased revenues from lifestyle licensing. Entertainment and Licensing segment operating profit increased to $21,120 for the nine months ended September 28, 2014 from $16,622 for the nine months ended September 29, 2013. Operating profit in the first nine months of 2013 included restructuring charges of $1,729. The increase in operating profit in the first nine months of 2014 compared to 2013 reflects the profit impact from higher net revenues from lifestyle licensing partially offset by the impact of Backflip, which was acquired in the third quarter of 2013.

OTHER SEGMENTS AND CORPORATE AND ELIMINATIONS
Global Operations segment operating profit of $15,704 for the quarter ended September 28, 2014 compared to an operating profit of $17,578 for the quarter ended September 29, 2013. Segment operating profit of $15,770 in the first nine months of 2014 compared to an operating profit of $3,638 for the nine months ended September 29, 2013.

The operating loss in Corporate and eliminations for the third quarter of 2014 totaled $16,684 compared to operating loss of $79,151 for the third quarter of 2013. Operating loss for the first nine months of 2014 of $25,702 compared to an operating loss of $96,528 for the first nine months of 2013. Operating loss for each the third quarter and first nine months of 2013 included charges of $57,164 related to an adverse arbitration award related to a license agreement as well as restructuring and related pension charges of $4,093 and $33,752, respectively. Absent these charges, operating loss in Corporate and Eliminations for the third quarter and first nine months of 2013 was $17,894 and $5,612, respectively. Lastly, the operating loss in the quarter and nine months of 2013 include a third quarter charge related to the write-off of early film development costs associated with films that had not yet been moved to production.

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarter and nine-month periods ended September 28, 2014 and September 29, 2013.

	Quarter Ended		Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013
Cost of sales	41.0%	41.5%	39.7%	40.6%
Royalties	6.4	10.5	7.2	8.8
Product development	4.0	4.3	5.3	5.5
Advertising	10.0	10.0	10.0	9.9
Amortization of intangibles	0.9	1.0	1.3	1.3
Program production cost amortization	1.7	1.3	1.2	1.2
Selling, distribution and administration	16.6	16.9	21.6	22.6

Operating expenses for the quarter and nine-month periods ended September 29, 2013 include charges of $57,164 related to an adverse arbitration award relating to a license agreement which was recorded to royalties. In addition, operating expenses for the quarter and nine months ended September 29, 2013 include charges associated with a multi-year cost savings initiative announced during the fourth quarter of 2012, which targeted achieving an aggregate $100,000 in underlying annual savings by the end of 2015, prior to the other costs which have, or are anticipated to, increase in 2014 as well as in future years. These expenses were included in the consolidated statement of operations as follows:

	Quarter Ended	Nine Months Ended
	Sept. 29, 2013	Sept. 29, 2013
Cost of sales	$-	8,493
Product development	-	3,515
Selling, distribution and administration	4,093	23,473
Total	$4,093	35,481

In the third quarter of 2014, cost of sales increased in dollars but decreased as a percent of net revenues to $602,766, or 41.0% of net revenues, from $568,582, or 41.5% of net revenues, for the quarter ended September 29, 2013.  For the nine months ended September 28, 2014, cost of sales was $1,181,647, or 39.7% of net revenues, compared to $1,136,724, or 40.6% of net revenues, for the nine months ended September 29, 2013. Absent restructuring charges above, cost of sales as a percentage of net revenues was 40.3% for the first nine months of 2013. While higher cost of sales for the third quarter and first nine months of 2014 primarily reflect higher net revenues compared to 2013, the decrease as a percentage of net revenues, absent restructuring charges, reflects higher net revenues from entertainment properties in 2014 compared to 2013. Royalty-bearing products generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues. The third quarter and first nine months of 2014 also included a benefit from realized costs savings.

Royalty expense for the quarter ended September 28, 2014 decreased to $94,352, or 6.4% of net revenues, compared to $143,947, or 10.5% of net revenues, for the quarter ended September 29, 2013. Royalty expense for the nine months ended September 28, 2014 decreased to $214,466, or 7.2% of net revenues, from $243,568, or 8.8% of net revenues. Royalty expense for the quarter and nine months ended September 28, 2014 includes a benefit of $2,328 related to the restructuring of the Company's investment in Hub Network while royalty expense for the quarter and nine months ended September 29, 2013 included charges of $57,164 resulting from an adverse arbitration award related to a license agreement. Absent these charges, royalty expense increased to $96,680, or 6.6% of net revenues, and $216,794, or 7.3% of net revenues, in the quarter and nine-month periods of 2014, respectively, from $86,783, or 6.3% of net revenues, and $186,404, or 6.7% of net revenues, for the quarter and nine months ended September 29, 2013, respectively. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. During the third quarter and first nine months of 2014, the Company benefited from shipments of TRANSFORMERS products related to the major motion picture release of TRANSFORMERS: AGE OF EXTINCTION as well as shipments of MARVEL products related to three major motion picture releases, CAPTAIN AMERICA: THE WINTER SOLDIER, THE AMAZING SPIDER-MAN 2 and GUARDIANS OF THE GALAXY. In 2013, sales only benefited from shipments of MARVEL products related to one major motion picture release, IRON MAN 3.

Product development expense for the quarter and nine-month period ended September 28, 2014 was $58,220, or 4.0% of net revenues, and $157,184, or 5.3% of net revenues, respectively, compared to $59,366, or 4.3% of net revenues, and $154,455, or 5.5% of net revenues, for the respective periods in 2013. Absent restructuring charges, product development expense for the first nine months of 2013 was $150,940, or 5.4% of net revenues. Product development expense for the quarter and nine-month periods ended September 29, 2013 included the write-off of early film development costs associated with motion pictures which have not yet been moved into production. Absent these charges, higher product development expenses in 2014 compared to 2013 reflects increased investments in development, including the MAGIC: THE GATHERING brand.

Advertising expense for the quarter ended September 28, 2014 was $147,492, or 10.0% of net revenues, compared to $136,487, or 10.0% of net revenues, for the quarter ended September 29, 2013. Advertising expense for the nine months ended September 28, 2014 increased to $296,444, or 10.0% of net revenues, from $277,278, or 9.9% of net revenues, for the comparable period in 2013. Higher net revenues resulted in higher advertising expense for the third quarter and first nine months of 2014 compared to 2013. Advertising expense for the third quarter and first nine months of 2014 and 2013 were consistent as a percentage of net revenues.

Amortization of intangibles decreased to $12,809, or 0.9% of net revenues, for the quarter ended September 28, 2014 compared to $14,224, or 1.0% of net revenues, for the quarter ended September 29, 2013. Amortization of intangibles increased to $38,103, or 1.3% of net revenues, in the first nine months of 2014 from $37,677, or 1.3% of net revenues, in the first nine months of 2013. Increases in amortization related to Backflip were more than offset by lower amortization of the Company's other intangibles reflecting the impact of intangible assets which were fully amortized during 2013.

Program production cost amortization increased in the third quarter and first nine months of 2014 to $24,374, or 1.7% of net revenues, and $35,742, or 1.2% of net revenues, respectively, from $17,991, or 1.3% of net revenues, and $34,023, or 1.2% of net revenues, in the respective periods of 2013. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The increase in the third quarter of 2014 compared to 2013 reflects accelerated amortization for certain programming resulting from revised estimates of future revenues, primarily related to KAIJUDO, and, to a lesser extent, the programming mix being amortized and the related actual and projected net revenues.

For the quarter ended September 28, 2014, the Company's selling, distribution and administration expenses increased in dollars but decreased as a percent of net revenues to $244,072, or 16.6% of net revenues, from $231,045, or 16.9% of net revenues, for the quarter ended September 29, 2013. Selling, distribution and administration expenses for the third quarters of 2014 and 2013 include $1,000 in charges related to the restructuring of the Company's investment in Hub Network and restructuring and related pension charges of $4,093, respectively. Absent these charges, selling, distribution and administration expenses increased 7% in 2014 to $243,072, or 16.5% of net revenues, from $226,952, or 16.6% of net revenues, for the quarter ended September 29, 2013. For the nine months ended September 28, 2014, the Company's selling, distribution and administration expenses increased in dollars but decreased as a percent of net revenues to $643,202, or 21.6% of net revenues from $633,238, or 22.6% of net revenues, for the nine months ended September 29, 2013. Selling, distribution and administration expense for the first nine months of 2014 and 2013 include $1,000 in charges related to the restructuring of the Company's investment in Hub Network and restructuring and related pension charges of $23,473, respectively. Absent these charges, selling, distribution and administration expenses increased 5% to $642,202, or 21.6% of net revenues, in 2014 from $609,765, or 21.8% of net revenues. The increase in both the quarter and nine-month periods, excluding restructuring charges, reflects higher compensation, depreciation and investments, including in MAGIC: THE GATHERING, emerging markets and Backflip, partially offset by cost savings.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the third quarter and first nine months of 2014 was $24,710 and $69,940, respectively, compared to $41,194 and $86,398 for the comparable and respective periods of 2013. Charges of $18,382 related to interest on unpaid royalties resulting from an adverse arbitration award related to a license agreement were included in interest expense for the third quarter and first nine months of 2013. Absent these charges, interest expense for the third quarter and first nine months of 2013 was $22,812 and $68,016, respectively.

Interest income for the third quarter and first nine months of 2014 decreased as a result of lower cash balances and totaled $745 and $3,236 compared to $1,326 and $4,239 for the quarter and nine-month periods ended September 29, 2013.

Other expense, net of $17,795 for the quarter ended September 28, 2014 compared to $2,925 for the quarter ended September 29, 2013. Other expense, net of $10,556 for the first nine months of 2014 compared to $10,766 for the first nine months of 2013.  Both the third quarter and first nine months of 2014 includes a net loss of $12,894 related to the restructuring of the Company's investment in Hub Network.  This net loss was primarily comprised of costs associated with an option agreement entered into between Hasbro and Discovery and Hasbro's share of severance costs recorded by the Network, partially offset by a gain resulting from the reduction of amounts due to Discovery under a tax sharing agreement. The Company expects that the Network may incur additional restructuring charges in the fourth quarter of 2014. Other (income) expense, net also includes the Company's share in the income (losses) of Hub Network. Excluding the impact of the restructuring of the Company's investment described above, income from Hub Network of $1,892 and $5,491 in the third quarter and first nine months of 2014, respectively, compared to losses of $91 and $1,024 in the comparable periods in 2013. Foreign exchange losses of approximately $6,200 in the third quarter of 2014 compared to gains of approximately $500 in the third quarter of 2013. Foreign exchange losses of approximately $6,100 in the first nine months of 2014 compared to approximately $5,400 in the respective period of 2013. Other expense, net in the first nine months of 2014 also includes gains of $3,400 on the sale of an internet domain name.

INCOME TAXES

Income taxes totaled $63,899 on pre-tax earnings of $244,054 in the third quarter of 2014 compared to income taxes of $30,070 on pre-tax earnings of $155,913 in the third quarter of 2013.  For the nine month period, income taxes totaled $90,077 on pre-tax earnings of $334,566 in 2014 compared to income taxes of $34,844 on pre-tax earnings of $190,496 in 2013.  Both periods, as well as the full year 2013, are impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first nine months of 2014, favorable discrete tax adjustments were a net benefit of $2,532 compared to a net benefit of $26,752 in the first nine months of 2013. The favorable discrete tax adjustment for the first nine months of 2014 includes an expense related to additional reserves for certain tax positions offset by a benefit in the first quarter related to the effective settlement of certain open tax years in the United States.   Absent discrete items, the adjusted tax rate for the first nine months of 2014 and 2013 were 27.8% and 26.5%, respectively. The increase in the adjusted rate to 27.8% for the nine months ended September 28, 2014 from the full year 2013 adjusted rate 25.8% is primarily due to the tax impact of higher expected operating profits in jurisdictions with higher statutory tax rates, primarily the United States.

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

During the first nine months of 2014, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit and the Company's commercial paper program. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2014. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

In May 2014, the Company issued $600,000 in long-term debt which consists of $300,000 in Notes Due in 2021 which bear interest at a rate of 3.15% and $300,000 in Notes Due in 2044 which bear interest at a rate of 5.10% (collectively, the "Notes"). The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The proceeds from the issuance of the Notes were used, primarily, to repay $425,000 in aggregate principal amount of the 6.125% Notes Due 2014 upon maturity, including accrued and unpaid interest. The remaining net proceeds are being utilized for general corporate and working capital purposes.

As of September 28, 2014 the Company's cash and cash equivalents totaled $452,184, a substantial portion of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. Substantially all of the Company's cash and cash equivalents held outside of the United States as of September 28, 2014 is denominated in the U.S. dollar.

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

At September 28, 2014, cash and cash equivalents, net of short-term borrowings, decreased slightly to $374,161 from $375,742 at September 29, 2013. Net cash provided by operating activities in the first nine months of 2014 was $26,826 compared to $47,317 in the first nine months of 2013.

Accounts receivable increased approximately 8% to $1,314,022 at September 28, 2014 from $1,215,289 at September 29, 2013. The accounts receivable balance at September 28, 2014 includes a decrease of approximately $48,200 resulting from a stronger U.S. dollar at September 28, 2014 compared to September 29, 2013. Absent the impact of foreign currency translation, accounts receivable grew approximately 12% reflecting higher net revenues for the quarter ended September 28, 2014 compared to the quarter ended September 29, 2013. Days sales outstanding was consistent at 80 days at September 28, 2014 and September 29, 2013.

Inventories increased approximately 12% to $499,150 at September 28, 2014 from $447,113 at September 29, 2013. The inventory balance at September 28, 2014 includes a decrease of approximately $26,200 resulting from a stronger U.S. dollar at September 28, 2014 compared to September 29, 2013.  The increase is primarily in international markets, including emerging markets in support of continued expectations for growth in these markets as well as mature markets to support higher revenues. Inventory grew approximately 1% from the second quarter of 2014 whereas inventory at September 29, 2013 grew 24% from June 30, 2013. This reflects the Company's decision to accelerate inventory shipping during the second quarter of 2014 resulting from potential labor disputes and related delays at the shipping port the Company utilizes in California.

Prepaid expenses and other current assets increased 10% to $380,833 at September 28, 2014 from $346,215 at September 29, 2013. The prepaid and other current assets balance at September 28, 2014 included a decrease of approximately $5,000 resulting from a stronger U.S. dollar at September 28, 2014 compared to September 29, 2013. Higher prepaid expenses and other current assets primarily relate to higher outstanding foreign exchange contracts, reflecting the stronger U.S. dollar at the end of the third quarter of 2014 compared to 2013. Prepaid expenses and other current assets in 2014 also reflect higher short-term and other investments.

Accounts payable and accrued liabilities decreased 7% to $936,005 at September 28, 2014 from $1,005,529 at September 29, 2013. Accounts payable and accrued liabilities at September 28, 2014 includes a decrease of approximately $48,900 resulting from a stronger U.S. dollar at September 28, 2014 compared to September 29, 2013. Lower accrued royalties and interest, specifically related to 2013 accruals for an adverse arbitration award, as well as lower accrued severance were partially offset by higher accounts payable and accrued income and other taxes.

Goodwill and other intangible assets, net decreased to $931,613 at September 28, 2014 from $1,008,241 at September 29, 2013. Other intangible assets decreased from $414,033 at September 29, 2013 to $337,894 at September 28, 2014, primarily due to amortization expense, including write-offs of certain intangibles during the fourth quarter of 2013.

Other assets in 2014 decreased approximately 7% to $702,981 at September 28, 2014 from $753,420 at September 29, 2013. Lower other assets primarily reflect a reduction in the Company's investment in Hub Network resulting from the sale of 10% equity interest to Discovery which included cash proceeds of $64,400, lower television programming and lower long-term royalty advances relating to the STAR WARS and MARVEL licenses and the Network. These reductions were partially offset by higher deferred taxes and higher outstanding long-term foreign exchange contracts.

Other liabilities decreased 4% to $392,366 at September 28, 2014 from $410,672 at September 29, 2013. The decrease is primarily the result of lower liabilities related to defined benefit pension and post-retirement medical plans as well as a reduction in the Company's tax sharing agreement with Discovery. These decreases were partially offset by higher accruals for uncertain income tax positions as well as the recognition of the fair market value of an option agreement with Discovery resulting from the Company's restructuring of its investment in Hub Network.

Net cash utilized by investing activities was $9,846 in the first nine months of 2014 compared to $185,080 in 2013. Additions to property, plant and equipment were $78,255 in 2014 compared to $78,246 in 2013. The net utilization in 2014 includes $64,400 of cash proceeds from the partial sale of equity interest in Hub Network. The 2013 utilization includes $109,955 in cash paid for a 70% majority interest in Backflip.

Net cash utilized by financing activities was $242,861 in the first nine months of 2014 compared to $115,199 in the first nine months of 2013. The 2014 cash provided reflects net proceeds of $559,986 from the issuance of $600,000 in long-term notes in May 2014; these net proceeds include a payment of $33,306 for the termination of forward-starting interest rate swap contracts associated with this expected issuance of debt as well as $6,708 in debt issuance costs. The majority of the proceeds from this issuance were used to repay $425,000 of long-term notes due May 2014. Cash payments related to purchases of the Company's common stock were $338,184 in the first nine months of 2014 compared to $86,972 in 2013. At September 28, 2014, the Company had $183,649 remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first nine months of 2014 totaled $162,789 compared to $104,164 in the first nine months of 2013. There were no dividends paid in the first quarter of 2013 as the payment historically made in February was accelerated and paid in December 2012. The remaining increase in dividends reflects the higher dividend rate paid on the May and August 2014 dividends, partially offset by lower shares outstanding. Proceeds from short-term borrowings of $71,172 in the first nine months of 2014 compared to repayments of short-term borrowings of $11,235 in the first nine months of 2013.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At September 28, 2014 the Company had approximately $65,000 in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 28, 2014. The Company had no borrowings outstanding under its committed revolving credit facility at September 28, 2014. However, the Company had letters of credit outstanding under this facility as of September 28, 2014 of approximately $1,000, and borrowings under the Company's commercial paper program of approximately $65,000. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of September 28, 2014 were approximately $634,000. The Company also has other uncommitted lines from various banks, of which approximately $32,100 was utilized at September 28, 2014. Of the amount utilized under the uncommitted lines, approximately $11,400 and $20,700 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at September 28, 2014 of $1,559,895 due at varying times from 2017 through 2044. Of this long-term debt, $600,000 represents the aggregate issuance of long-term debt in May 2014 which consists of $300,000 of 3.15% Notes Due 2021 and $300,000 of 5.10% Notes Due 2044. The Company also had letters of credit and other similar instruments of approximately $193,500 and purchase commitments of $292,146 outstanding at September 28, 2014. Letters of credit and similar instruments include approximately $173,100 related to the defense of tax assessments in Mexico. These assessments relate to transfer pricing that the Company is defending. In the interest of resolving these open disputes and to provide for a mutually agreeable framework in future years, the Company is party to discussions with the Mexican tax authorities to determine if a settlement related to these assessments may be reached.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2013, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2013, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $105,945 at September 28, 2014, and are included as a component of other liabilities in the accompanying consolidated balance sheets. Further, the Company believes it is reasonably possible that it may make approximately $66,400 of gross tax payments and reduce its liability for uncertain benefits within the next twelve months related to the resolution of an uncertain tax position.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At September 28, 2014, these contracts had net unrealized gains of $38,049, of which $19,312 are recorded in prepaid expenses and other current assets, $22,163 are recorded in other assets, $3,020 are recorded in accrued liabilities and $406 are recorded in other liabilities. Included in accumulated other comprehensive loss at September 28, 2014 are deferred gains, net of tax, of $37,423, related to these derivatives.

At September 28, 2014, the Company had fixed rate long-term debt of $1,559,895. Of this long-term debt, $600,000 represents the aggregate issuance of long-term debt in May 2014 which consists of $300,000 of 3.15% Notes Due 2021 and $300,000 of 5.10% Notes Due 2044.  During the fourth quarter of 2013 and first quarter of 2014, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500,000 to hedge the anticipated underlying U.S. Treasury interest rate associated with the May 2014 debt issuance. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value, $33,306 at the date of issuance, was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at September 28, 2014 are deferred losses, net of tax, of $20,798 related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 28, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings.

The Company has outstanding tax assessments in Mexico relating to the years 2000 through 2007 and 2009. These tax assessments, which total approximately $296 million in aggregate (at September 28, 2014 exchange rates including interest, penalties, and inflation updates), are based on transfer pricing issues between the Company's subsidiaries with respect to the Company's operations in Mexico. The Company has filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments. The Company filed the suit related to the 2000 and 2001 assessments in May 2009; the 2002 assessment in June 2008; the 2003 assessment in March 2009; and the 2004 assessment in July 2011. The Company is challenging assessments for 2005 through 2007 through administrative appeals. The Company expects to challenge the 2009 assessment through administrative appeals. The Company expects to be successful in sustaining its positions, as well as similar positions that may be taken by Mexican tax authorities for the unaudited periods of 2008 and subsequent to 2009, if these disputes continue through litigation and/or administrative processes. However, in order to challenge the outstanding tax assessments related to the years 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of the assessments. The Company elected to post bonds and accordingly, as of September 28, 2014, bonds totaling approximately $173 million (at September 28, 2014 exchange rates) have been posted related to the assessments for the years 2000 through 2004. These bonds guarantee the full amounts of the outstanding related tax assessments in the event the Company is not successful in its challenge to them. The Company does not currently expect that it will be required to make a deposit or post bonds related to the 2005 through 2007  or 2009 assessments as the Company is challenging or expects to challenge these through administrative appeals. In the interest of resolving these open disputes and to provide for a mutually agreeable framework in future years, the Company is party to discussions with the Mexican tax authorities to determine if the two parties can reach an agreed settlement of these issues.  The Company expects that any such settlement would require some payment by the Company with respect to the prior years' under assessment as well as include a mutually agreed methodology for dealing with these transfer pricing issues in future years. As of September 28, 2014, the Company's liabilities for unrecognized tax benefits reflects the settlement offer the Company has made to the Mexican tax authorities related to the outstanding assessments and potential claims with respect to completed tax periods still subject to audit.

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

·
the Company's ability to successfully design, develop, produce, introduce, market and sell innovative new brands, products and product lines which achieve and sustain interest from retailers and consumers and keep pace with changes in consumer preferences and lifestyles;

·
the Company's ability to offer products that (i) expand consumer demand for its product offerings and do not significantly compete with the Company's other existing product offerings and (ii) consumers want to purchase and, select over competitors' products;

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

·
consumer interest in and acceptance of Discovery Family, the Company's cable television joint venture with Discovery Communications, the programming appearing on Discovery Family, products related to Discovery Family's programming, and other factors impacting the financial performance of Discovery Family;

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

·	the risk the Company will lose rights to significant licensed property or properties, which will harm the Company's revenues and earnings;
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

·
the risk that the Company may be subject to governmental penalties, fines, sanctions or additional taxes for failure to comply with applicable laws or regulations in any of the markets in which it operates, or that governmental regulations or requirements will require changes in the manner in which the Company does business and/or increase the costs of doing business;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2014 6/30/14 – 7/27/14	698,000	$53.09	698,000	$271,050,785
August 2014 7/28/14 – 8/31/14	931,000	$51.15	931,000	$223,432,024
September 2014 9/1/14 – 9/28/14	739,000	$53.83	739,000	$183,648,686
Total	2,368,000	$52.56	2,368,000	$183,648,686

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

10.1
Amended and Restated Hub Television Networks LLC Limited Liability Company Agreement, as amended September 23, 2014, between the Company, Discovery Communications, LLC, Hub Television Networks LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

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

HASBRO, INC.
(Registrant)

Date: November 5, 2014	By: /s/ Deborah Thomas
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

10.1
Amended and Restated Hub Television Networks LLC Limited Liability Company Agreement, as amended September 23, 2014, between the Company, Discovery Communications, LLC, Hub Television Networks LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

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