Form 10-K
period 2014-12-28
HASBRO INC
filed 2015-02-26
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

The aggregate market value on June 26, 2014 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $5,864,425,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 10, 2015 was 124,311,655.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

Overview

We are a global company committed to Creating the World’s Best Play Experiences. We strive to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build our brands, product innovation and development of global business reach. We apply these principles to leverage our beloved owned and controlled brands, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as our premier partner brands. From toys and games to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company’s wholly-owned Hasbro Studios creates entertainment brand-driven storytelling across mediums, including television, film and more. Successful execution of our brand blueprint involves re-imagining, re-inventing, and re-igniting our owned and controlled brands, and imagining, inventing and igniting new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of licensed products, ranging from traditional to high-tech and digital, all informed by storytelling and consumer insights.

The Company’s brand architecture identifies franchise brands, challenger brands, gaming mega brands, key partner brands and new brands. The Company’s franchise and challenger brands represent Company-owned brands or brands, which if not entirely owned are broadly controlled by the Company, and which have been successful over the long term. Franchise brands are the Company’s most significant owned or controlled brands which it believes have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not yet achieved franchise brand status, but which the Company believes have the potential to do so with investment and time. The Company’s franchise brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, while challenger brands include BABY ALIVE, FURBY, FURREAL FRIENDS, KRE-O, PLAYSKOOL and PLAYSKOOL HEROES. The Company’s gaming mega brands are CONNECT 4, ELEFUN & FRIENDS, JENGA, THE GAME OF LIFE, OPERATION, SCRABBLE, TRIVIAL PURSUIT and TWISTER. Hasbro also seeks to imagine, invent and ignite new or archived brands by offering engaging branded play experiences. In addition to product offerings under Hasbro-owned brands or brands, which if not entirely owned, are broadly controlled by the Company, offerings may also include products which are branded and developed under key licenses from our partners. Significant partner brands include MARVEL characters, including SPIDER-MAN and THE AVENGERS, STAR WARS, DISNEY DESCENDANTS, JURASSIC WORLD, and SESAME STREET. Both MARVEL and STAR WARS are owned by The Walt Disney Company (“Disney”).

Our innovative product offerings encompass a broad variety of toys including boys’ action figures, vehicles and playsets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include face to face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.

As part of our brand blueprint, we seek to build our brands through entertainment-based storytelling, including television and movies, digital gaming and out-licensing. Hasbro Studios LLC (“Hasbro Studios”) is our wholly-owned production studio, which is responsible for entertainment brand-driven storytelling across mediums, including the development and global distribution of television programming primarily based on our brands. This programming currently airs in markets throughout the world. Domestically, Hasbro Studios primarily distributes programming to Hub Television Network, LLC, formerly known as Hub Network and, as of October 13, 2014, now the Discovery Family Channel (the “Network”). The Network is a joint venture with Discovery Communications, Inc. (“Discovery”) which operates a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Beginning in 2015, Hasbro Studios will begin distributing certain programming domestically to other outlets, including Cartoon Network. Internationally, Hasbro Studios distributes to various broadcasters and cable networks. Lastly, Hasbro Studios distributes programming globally on various digital platforms, including Netflix and iTunes. During 2014, we formed Allspark Pictures, Hasbro’s film label, and anticipate producing both animated and live action theatrical releases based on our brands. The Company’s storytelling initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages accessible anytime in many forms and formats.

In July 2013, the Company acquired a 70% majority stake in Backflip Studios, LLC (“Backflip”), a mobile game developer, based in Boulder, Colorado. The acquisition allows us to leverage Backflip’s existing and new intellectual properties while extending our own brands through mobile digital gaming. Finally, we license certain of our trademarks, characters and other property rights to third parties for use in connection with digital gaming, consumer promotions, and for the sale of non-competing toys and games and lifestyle products, or in certain situations, to utilize them for toy products where we consider the out-licensing of brands to be more effective.

As we seek to grow our business in entertainment, licensing and digital gaming, we will continue to evaluate strategic alliances, acquisitions and investments, like Hasbro Studios, the Network and Backflip, which may complement our current product offerings, allow us entry into an area which is adjacent or complementary to our toy and game business, or allow us to further develop awareness of our brands and expand the ability of consumers to experience our brands in different forms and formats.

Product Categories

Our brand blueprint focuses on reinforcing storylines associated with our brands through several outlets, including television, motion pictures and digital media. Digital media encompasses digital gaming applications and the creation of digital environments for analog products through the use of complementary digital applications and websites which extend storylines and enhance play. While certain media-based entertainment benefit only one particular product category, others, specifically major motion pictures, can impact more than one product category.

During 2014, the Company released products based on the theatrical release of TRANSFORMERS: AGE OF EXTINCTION from Paramount Pictures as well as three theatrical releases based on MARVEL properties, CAPTAIN AMERICA: THE WINTER SOLDIER, THE AMAZING SPIDER-MAN 2, and GUARDIANS OF THE GALAXY. In 2015, the Company anticipates product offerings based on the following planned theatrical releases: AVENGERS: AGE OF ULTRON from Marvel Studios, STAR WARS: THE FORCE AWAKENS from Lucasfilm Ltd. and JURASSIC WORLD from Universal Pictures.

We market our brands under the following primary product categories: (1) boys; (2) games; (3) girls; and (4) preschool toys. Descriptions of these product categories are as follows:

Boys’ franchise brands include the NERF line of sports and action products and TRANSFORMERS action figures and accessories. Our boys’ category also includes SUPER SOAKER water blasters, G.I. JOE action figures and accessories and entertainment-based licensed products based on popular movie, television and comic book characters, such as MARVEL and STAR WARS toys and accessories. In 2014, the TRANSFORMERS brand was supported by the major motion picture release of TRANSFORMERS: AGE OF EXTINCTION as well as an animated television series produced by Hasbro Studios which was distributed on a global basis. MARVEL products, particularly those based on CAPTAIN AMERICA and SPIDER-MAN, were supported by the 2014 major motion picture releases of CAPTAIN AMERICA: THE WINTER SOLDIER and THE AMAZING SPIDER-MAN 2, respectively. MARVEL products were also supported by the re-introduction of archived MARVEL characters with the 2014 major motion picture release of GUARDIANS OF THE GALAXY. AVENGERS, SPIDER-MAN and STAR WARS products were also each supported by animated television series produced and distributed by third parties in 2014 and 2013. In 2015, the Company expects to market products supported by the following major motion picture releases: AVENGERS: AGE OF ULTRON, STAR WARS: THE FORCE AWAKENS and JURASSIC WORLD. In addition to marketing and developing action figures and accessories for traditional play, the Company also develops and markets products designed for collectors, which has been a key component of the success of the TRANSFORMERS, STAR WARS and MARVEL brands.

Our games category includes an assortment of well-known brands delivered on various platforms, including board, off-the-board, digital, trading card and role-playing games. Franchise brands included MAGIC: THE GATHERING and MONOPOLY, and other major game brands included BATTLESHIP, BOP-IT, CANDYLAND, CLUE, CONNECT 4, CRANIUM, DUEL MASTERS, ELEFUN & FRIENDS, GAME OF LIFE, JENGA, OPERATION, RISK, SORRY!, TRIVIAL PURSUIT, TWISTER, and YAHTZEE. In recent years, we have focused on investing more heavily in fewer initiatives and have centralized our games marketing and development. In conjunction with our focus on fewer initiatives, we focus on brands that can capitalize on the trend-driven nature of the gaming industry. We also continue to evolve our approach to gaming using consumer insights and offering gaming experiences relevant to consumer demand for face-to-face, off-the-board and other game play including the launch of new play patterns. In 2014, the game brands we focused on included SIMON, with the introduction of SIMON SWIPE, as well as THE GAME OF LIFE, TROUBLE, OPERATION, ELEFUN & FRIENDS, CONNECT 4 and CHUTES & LADDERS. Furthermore, and as mentioned above, in July 2013, we acquired a 70% majority stake in Backflip to expand our expertise and product offerings in the mobile gaming arena. Backflip’s game titles are distributed primarily through the Apple APP Store and GOOGLE Play Store. In 2014, Backflip game titles included DWARVEN DEN, PLUNDERNAUTS, SPELLFALL and SEABEARD. In 2015 and beyond, Backflip plans to introduce additional game titles based on Hasbro brands.

In our girls’ category, we seek to provide a variety of contemporary and engaging play experiences. Girls’ franchise brands include LITTLEST PET SHOP, MY LITTLE PONY, NERF REBELLE and PLAY-DOH DOH VINCI. Girls’ challenger brands include BABY ALIVE, EASY BAKE, FURBY and FURREAL FRIENDS. The LITTLEST PET SHOP and MY LITTLE PONY brands were supported by television programming produced by Hasbro Studios in 2013 and 2014 and will continue to be supported by television programming in future years. These brands are further supported by digital gaming with licensed partners. In 2013, the MY LITTLE PONY brand was re-imagined with the successful launch of the brand extension MY LITTLE PONY EQUESTRIA GIRLS product line which was supported by the release of animated movies in 2013 and 2014. 2013 also marked expansion of our NERF brand into the girls’ category with the introduction of the popular NERF REBELLE brand, a line of action performance products marketed to girls. In 2014, we launched DOH VINCI, a new line of arts and crafts products, in the second quarter and re-launched our LITTLEST PET SHOP brand in the fourth quarter. Additionally, in September 2014, the Company’s strategic merchandising relationship with The Walt Disney Company expanded to include additional future product offerings, specifically small and fashion dolls, based on the DISNEY PRINCESS and FROZEN brands, commencing in 2016 and products based on the DISNEY DESCENDANTS brand beginning in 2015.

Our preschool category encompasses a range of products for infants and preschoolers in various stages of development. In the preschool category, we are focused on our franchise brands and story-led initiatives where we believe we can differentiate our offerings and deliver higher profitability. Franchise brand offerings in the preschool category include PLAY-DOH and TRANSFORMERS. PLAY-DOH products include modeling compound and playsets. Other major preschool brands include PLAYSKOOL as well as products based on the MARVEL, STAR WARS and SESAME STREET portfolios of characters. MARVEL, STAR WARS and TRANSFORMERS RESCUE BOTS action figures and playsets included in the preschool category are marketed under the brand name PLAYSKOOL HEROES and are supported by television programming and theatrical entertainment. Our PLAYSKOOL brand also includes well-known core products such as MR. POTATO HEAD, SIT ‘N SPIN and GLOWORM, along with a line of infant toys including STEP START WALK’ N RIDE and ELEFUN BUSY BALL POPPER. In 2015, the Company plans to introduce a line of MY LITTLE PONY preschool products.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products described above. Our toy and game products are primarily developed by cross-functional teams, including members of our global development and global marketing groups, which also establish brand direction and assist the segments in establishing certain local marketing programs. The costs of these groups are allocated to the principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for non-competing products and also conducts our movie, television and digital gaming entertainment operations, including the operations of Hasbro Studios and Backflip. Our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments. Financial information with respect to our segments and geographic areas is included in note 18 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

The Company’s strategy focuses on re-imagining, re-inventing, and re-igniting its existing brands, and imagining, inventing, and igniting new brands, globally through the development and marketing of innovative toy and game products, providing immersive entertainment experiences for our consumers, and expansion of our brands into other consumer products through broad licensing programs, including digital media and lifestyle products, all supported by storytelling and consumer insights. The following is a discussion of each segment.

U.S. and Canada

This segment engages in the marketing and sale of our product categories in the United States and Canada. The U.S. and Canada segment’s strategy is based on promoting our brands through innovation and reinvention of toys and games. This is accomplished through introducing new products and initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. This strategy leverages efforts to increase consumer awareness of the Company’s brands through entertainment experiences, including motion pictures and television programming.

International

The International segment engages in the marketing and sale of our product categories to retailers and wholesalers in most countries in Europe, Latin and South America, and the Asia Pacific region and through distributors in those countries where we have no direct presence. We have offices in more than 35 countries contributing to sales in more than 120 countries. In addition to growing brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to expand into emerging markets in Eastern Europe, Asia and Latin and South America. Emerging markets are an area of high priority for Hasbro as they offer greater opportunities for revenue growth than developed markets. Key emerging markets include Russia, Brazil and the People’s Republic of China (“China”). In 2014, 2013 and 2012, net revenues in emerging markets grew 20%, 25% and 16%, respectively, from the prior years and represented more than 15% of our total consolidated net revenues in 2014.

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

Our digital gaming business seeks to promote our brands largely through the out-licensing of our intellectual properties to a number of partners who develop and offer digital games for play on mobile devices, personal computers, and video game consoles based on those brands. In support of this strategy, in 2013, the Company acquired a 70% majority ownership in Backflip Studios, LLC (“Backflip”), a mobile game developer based in Boulder, Colorado, as we seek to complement out-licensing of certain of our brands with the development of internal digital gaming resources. Backflip’s product offerings include games for tablets and mobile devices including DRAGONVALE, NINJUMP and PAPER TOSS. New game brands released during 2014 include DWARVEN DEN, PLUNDERNAUTS, SPELLFALL and SEABEARD. Backflip also introduced two game brands under Hasbro brands, specifically NERFHOOPS and TWISTER TAP. In 2015 and beyond, Backflip intends to continue focusing on its existing game titles, particularly DRAGONVALE, and to launch new games, including more game offerings based on Hasbro brands. To further extend its brands into digital media and gaming, the Company also out-licenses its properties to a number of partners who develop and offer digital games and other gaming experiences based on those brands. One example of these digital gaming relationships is the Company’s agreement with Electronic Arts Inc. (“EA”) under which EA has the rights to develop several of Hasbro’s best-selling gaming brands for mobile platforms globally. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand and with Ubisoft under which Ubisoft offers console games based on MONOPOLY, SCRABBLE, TRIVIAL PURSUIT and others. Lastly, we also license our brands to third parties engaged in other forms of gaming, including Scientific Games Corporation.

To support our strategic objective of further developing our brands through television entertainment, we operate a wholly-owned studio, Hasbro Studios, which produces storytelling across mediums. This includes television programming primarily based on our brands, which is distributed on a global basis. In addition, Hasbro Studios has a coordinated development process which aligns with our 40% interest in a joint venture with Discovery that operates Discovery Family Channel, a cable television network in the United States. Discovery Family Channel is dedicated to providing high-quality children’s and family entertainment.

In addition to the above, we also seek to promote and leverage our brands through major motion pictures. In October 2015, the Company plans to re-ignite an archived brand with the expected release of JEM AND THE HOLOGRAMS by Hasbro’s own, recently established film label, Allspark Pictures, in partnership with Universal Studios. In 2014, Paramount Pictures released the fourth major motion picture based on the TRANSFORMERS brand, TRANSFORMERS: AGE OF EXTINCTION, and Universal Pictures released a second motion picture based on a games brand, OUIJA. In 2013, G.I. JOE: RETALIATION, the second major motion picture based on the G.I. JOE brand, was released by Paramount Pictures. In May 2012, BATTLESHIP was released by Universal Pictures.

Major motion pictures and television programming based on our owned and controlled brands provide both storytelling and the ability for our consumers to experience these properties in a different format, which we believe can result in increased product sales, royalty revenues, and overall brand awareness. To a lesser extent, we can also earn revenue from our participation in the financial results of motion pictures and related home entertainment releases and through the distribution of television programming. Revenue from toy and game product sales is a component of the U.S. and Canada and International segments, while royalty revenues, including revenues earned from movies and television programming, is included in the Entertainment and Licensing segment.

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

Other Information

To further extend our range of products in the various segments of our business, we sell a portion of our toy and game products to retailers on a direct import basis from the Far East. These sales are reflected in the revenue of the related segment where the customer is geographically located.

Certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a direct business presence.

Each of our four product categories, namely boys, games, girls and preschool, generate greater than 10% of our net revenues. For more information, including the amount of net revenues attributable to each of our four product categories, see note 18 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

Working Capital Requirements

Our working capital needs are financed primarily through cash generated from operations and, when necessary, proceeds from short-term borrowings. Our borrowings generally reach peak levels during the third or fourth quarter of each year. This corresponds to the time of year when our receivables also generally reach peak levels as part of the production and shipment of product in preparation for the holiday season. The strategy of retailers has generally been to make a higher percentage of their purchases of toy and game products within or close to the fourth quarter holiday consumer buying season, which includes Christmas. We expect that retailers will continue to follow this strategy. Our historical revenue pattern is one in which the second half of the year is more significant to our overall business than the first half. In 2014, the second half of the year accounted for approximately 65% of full year revenues with the third and fourth quarters accounting for 35% and 30% of full year net revenues, respectively.

The toy and game business is also characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As a result, comparisons of our unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of our sales for that year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Retailers generally time their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. The types of programs that we plan to employ to promote sales in 2015 are substantially the same as those we employed in 2014 and in prior years.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2014, we utilized cash from our operations, borrowings under our commercial paper program and uncommitted lines of credit as well as excess proceeds from the 2014 issuance of long-term debt to meet our cash flow requirements.

Royalties and Product Development

Our success is dependent on continuous innovation in our product and entertainment offerings, including both the continuing development of new brands and products and the redesign of existing products to drive consumer interest and market acceptance. Our toy and game products are developed by a global development group and the costs of this group are allocated to the selling entities which comprise our principal operating segments. In 2014, 2013 and 2012, we incurred expenses of $222,556, $207,591 and $201,197, respectively, on activities relating to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

In 2014, 2013 and 2012, we incurred $305,317, $338,919 and $302,066, respectively, of royalty expense. In 2013, royalty expense included $63,801 related to the settlement of an arbitration award for a dispute between the Company and an inventor as well as the amendment of its license agreement with Zynga. Our royalty expense in any given year may also vary depending upon the timing of movie releases and other entertainment media.

Marketing and Sales

As we are focused on re-imagining, re-inventing and re-igniting our many brands and imagining, inventing and igniting new brands, we have a global marketing function which establishes brand direction and messaging, as well as assists the selling entities in establishing certain local marketing programs. This global marketing group works cross-functionally with the global development function to deliver a unified product and message. The costs of this group are allocated to the selling entities which comprise our principal operating segments. We also maintain sales and marketing functions in our selling entities which are responsible for local market activities and execution. Our products are sold globally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, drug stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products. Remaining sales are generated by independent distributors who sell our products, for the most part, in areas of the world where we do not otherwise maintain a direct presence. While we have thousands of customers, the majority of our sales are to large chain stores, distributors and wholesalers. While this concentration of customers provides us with certain benefits, such as potentially more efficient product distribution and other decreased costs of sales and distribution, this also creates additional risks to our business associated with a major customer having financial difficulties or reducing its business with us. In addition, customer concentration may decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2014, net revenues from our three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation represented 16%, 9% and 8%, respectively, of consolidated global net revenues, and sales to our top five customers, including Wal-Mart, Toys “R” Us, Inc. and Target, accounted for approximately 38% of our consolidated global net revenues. In the U.S. and Canada segment, approximately 59% of our net revenues were derived from these top three customers.

We advertise many of our toy and game products extensively on television. In addition, we engage in digital marketing and advertising for our brands. Generally our advertising highlights selected items in our various product groups in a manner designed to promote the sale of not only the selected item, but also other items we offer in those product groups as well. Hasbro Studios produces entertainment based primarily on our brands which appears on Discovery Family Channel in the U.S., other major networks internationally and on various other digital platforms, such as Netflix and iTunes. Beginning in 2015, Hasbro Studios will begin distributing certain programming domestically to other outlets, including Cartoon Network. We introduce many of our new products to major customers during the year prior to the year of introduction of such products for retail sale. In addition, we showcase certain of our new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows, including in Hong Kong and Nuremburg, Germany. In 2014, 2013 and 2012, we incurred $420,256, $398,098 and $422,239, respectively, in expense related to advertising and promotion programs. Certain entertainment-based products, such as products based on major motion pictures, generally do not require the same level of advertising that we spend on other non-entertainment based products.

Manufacturing and Importing

During 2014 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in our two owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland.

Most of our products are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also make use of electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. There are certain chemicals (including phthalates and BPA) that national, state and local governments have restricted or are seeking to restrict or limit the use of; however, we do not believe these restrictions have or will materially impact our business. We generally enter into agreements with suppliers at the beginning of a fiscal year that establish prices for that year. However, significant volatility in the prices of any of these materials may require renegotiation with our suppliers during the year. Our manufacturing processes and those of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. The countries of the Far East, particularly China, constitute the largest manufacturing center of toys in the world and the substantial majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us. We purchase most of our raw materials and component parts used in our owned manufacturing facilities from suppliers in the United States and certain other countries.

We believe that the manufacturing capacity of our third party manufacturers, together with our own facilities, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2015 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured and production shifted to those new sources. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China, or other factors which increase the cost of manufacturing in China, such as higher Chinese labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured in China and imported into other markets.

Competition

We are a worldwide leader in the design, manufacture and marketing of toys and games and other entertainment offerings, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with companies that offer branded entertainment focused on children and their families. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products. To a lesser extent, competition is also based on product pricing. In entertainment, Hasbro Studios and Discovery Family Channel compete with other children’s television networks and entertainment producers, such as Nickelodeon, Cartoon Network and Disney Channel, for viewers, advertising revenue and distribution.

In addition to contending with competition from other toy and game and branded-play entertainment companies, we contend with the phenomenon that children are increasingly sophisticated and have been moving away from traditional toys and games at a younger age. Thereby, the variety of product and entertainment offerings available for children has expanded and product life cycles have shrunk as children move on to more sophisticated offerings at younger ages. This has been referred to as “children getting older younger” but may also be referred to as developmental compression. As a result, our products not only compete with those offerings produced by other toy and game manufacturers, we also compete, particularly in meeting the demands of older children, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other consumer electronic products.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry as well as the emergence of new technologies continually creates new opportunities for existing competitors and start-ups to develop products that compete with our entertainment and toy and game offerings.

Employees

At December 28, 2014, we employed approximately 5,200 persons worldwide, approximately 2,700 of whom were located in the United States.

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

Consumer product safety laws also exist in some states and cities within the United States and in many international markets including Canada, Australia and Europe. We utilize independent third party laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, other applicable domestic and international product standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that our products are or will be hazard free. Any material product recall or other safety issue impacting our product could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, could damage our reputation and could negatively affect sales of our other products as well.

The Children’s Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, the rules and regulations of the Federal Trade Commission, as well as the laws of certain other countries, also place limitations on television commercials during children’s programming and on advertising in other forms to children, and on the collection of information from children, such as restrictions on collecting information from children under the age of thirteen subject to the provisions of the Children’s Online Privacy Protection Act.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	51	President and Chief Executive Officer	Since 2008
David D. R. Hargreaves(2)	62	Executive Vice President and Chief Strategy Officer	Since 2013
Deborah M. Thomas(3)	51	Executive Vice President and Chief Financial Officer	Since 2013
Duncan J. Billing(4)	56	Executive Vice President, Global Operations and Business Development	Since 2014
Barbara Finigan(5)	53	Executive Vice President, Chief Legal Officer and Secretary	Since 2014
John A. Frascotti(6)	54	President, Hasbro Brands	Since 2014
Wiebe Tinga(7)	54	Executive Vice President and Chief Commercial Officer	Since 2013
Martin R. Trueb	62	Senior Vice President and Treasurer	Since 1997

(1)	Prior thereto, Chief Operating Officer from 2006 to 2008.

(2)	Prior thereto, Chief Operating Officer from 2009 to 2013; prior thereto, Chief Operating Officer and Chief Financial Officer from 2008 to 2009. Mr. Hargreaves is retiring as an officer and employee of the Company effective at the end of February 2015.
(3)	Prior thereto, Senior Vice President and Chief Financial Officer from 2009 to 2013; prior thereto, Senior Vice President, Head of Corporate Finance from 2008 to 2009.
(4)	Prior thereto, Executive Vice President and Chief Development Officer from 2013 to 2014; prior thereto, Senior Vice President and Global Chief Development Officer from 2008 to 2013.
(5)	Prior thereto, Senior Vice President, Chief Legal Officer and Secretary from 2010 to 2014; prior thereto, Vice President, Employment, Litigation and Compliance since 2006.
(6)	Prior thereto, Executive Vice President and Chief Marketing Officer from 2013 to 2014; prior thereto, Senior Vice President and Global Chief Marketing Officer from 2008 to 2013.
(7)	Prior thereto, President, North America from 2012 to 2013; prior thereto, President, Latin America, Asia Pacific and Emerging Markets from 2006 to 2012.

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

We are focusing our global efforts around our brand architecture, which includes a heightened emphasis and reliance on our franchise and key partner brands.

We have made a strategic decision to focus on fewer, larger global brands as we build our business. We are moving away from SKU making behaviors, which involve building a large number of products across many brands, towards global brand building with an emphasis on our franchise and partner brands, which we view as having the largest global potential. As we concentrate our efforts on a more select group of brands, our future success depends to a greater extent on our ability to successfully develop those brands across our brand blueprint and to maintain and extend the reach and relevance of those brands to global consumers in a wide array of markets. In 2014 revenues from our seven franchise brands, LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, NERF, MY LITTLE PONY, PLAY-DOH and TRANSFORMERS, totaled 55% of our aggregate net revenues. Our key partner brands, such as DISNEY, MARVEL, LUCASFILM, SESAME STREET and ROVIO, also constitute a significant portion of our overall business. Together our franchise and partner brands are critical to our business. If we are unable to successfully execute this strategy and to maintain and develop our franchise and key partner brands in the future, such that our product offerings based on these brands are not sought after by consumers to the extent required to maintain and grow those brands, our revenues and profits will decline and our business performance will be harmed.

Consumer interests change rapidly, making it difficult to design and develop products which will be popular with children and families.

The interests of children and families evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate the types of entertainment content, products and play patterns which will capture children’s and families’ interests and imagination and quickly develop and introduce innovative products which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever increasing utilization of technology and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of entertainment and consumer properties and products which compete for children’s and families’ interest and acceptance, create an environment in which some products can fail to achieve consumer acceptance, and other products can be popular during a certain period of time but then be rapidly replaced. As a result, individual child and family entertainment products and properties often have short consumer life cycles. If we devote time and resources to developing entertainment and products that consumers do not find interesting enough to buy in significant quantities to be profitable to us, our revenues and profits may decline and our business performance may be damaged. Similarly, if our product offerings and entertainment fail to correctly anticipate consumer interests our revenues and earnings will be reduced.

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

Entertainment is an increasingly important success factor for our brand awareness, storytelling and brand building.

Entertainment media, in forms such as television, motion pictures, digital products, digital shorts, DVD releases and other media, have become increasingly important platforms for consumers to experience our brands and our partners’ brands and the success, or lack of success, of such media efforts can significantly impact the demand for our products and our financial success. We spend considerable resources in designing and developing products in conjunction with planned media releases, both by our partners and our own media releases. Not only our efforts, but the efforts of third parties, heavily impact the timing of media development, release dates and the ultimate consumer interest in and success of these media efforts.

For 2015 we are developing and marketing significant product lines tied to the scheduled motion picture releases by key partners of AVENGERS: AGE OF ULTRON, JURASSIC WORLD and STAR WARS: THE FORCE AWAKENS. Those motion pictures are all being developed and released by our partners and our partners control the content and schedule for such motion pictures. Similarly, we are developing and marketing products for entertainment we play a more active role in developing or develop ourselves. If those motion pictures, or any other key entertainment content for which we develop and market products are not as successful as we and our partners anticipate, our revenues and earnings will be reduced.

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

Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the United States, competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees. There is no guarantee that Discovery Family Channel will be successful. Similarly, Hasbro Studios’ programming distributed internationally and Backflip Studio’s digital products compete with content from many other parties. Lack of consumer interest in and acceptance of content developed by Hasbro Studios and Backflip Studios, or other content appearing on Discovery Family Channel, and products related to that content, could significantly harm our business. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with our investment in Discovery Family Channel, such as difficulties in increasing subscribers to the network or in building advertising revenues for Discovery Family Channel. During 2014 the Company spent $31,424 for programming developed by Hasbro Studios and anticipates that it will continue spending at comparable levels in 2015 and future years.

At December 28, 2014, $244,587, or 5.4%, of our total assets, represented our investment in Discovery Family Channel. If Discovery Family Channel does not achieve success, or if there are subsequent declines in the success or profitability of the channel, then our investment may become impaired, which could result in a write-down through net earnings.

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

Our global operations mean we produce and buy products, and sell products, in many different jurisdictions with many different currencies. As a result, if the exchange rate between the United States dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. As an example, if the dollar appreciates 10% relative to a local currency for an international market in which we had $200 million of net revenues, the dollar value of those sales, as they are translated into U.S. dollars, would decrease by $20 million in our consolidated financial results. As such, we would recognize a $20 million decrease in our net revenues, even if the actual level of sales in the foreign market had not changed. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. Late in 2014 certain key currencies, such as the Euro, Russian Ruble, and Brazilian Real depreciated significantly compared to the U.S. dollar. This depreciation had a significant negative impact on our 2014 revenues and earnings. Similar depreciation in key currencies during 2015 may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.

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

We expect an increasing portion of our net revenues to come from emerging markets, including Eastern Europe, Latin America and Asia. In 2014 revenues in emerging markets constituted approximately 16% of our net revenues, up from only 6% of our net revenues in 2010. Over time, we expect our emerging market net revenues to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved international markets. Operating in an increasing number of markets, each with its own unique consumer preferences and business climates, presents additional challenges that we must meet. In addition to the need to successfully anticipate and serve different global consumer preferences and interests, sales and operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to other risks associated with international operations, including:

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

We currently have in-licenses to several successful entertainment properties, including MARVEL and STAR WARS, owned by Disney, as well as SESAME STREET and ROVIO. These licenses typically have multi-year terms and provide us with the right to market and sell designated classes of products. In recent years our sales of products under the MARVEL, STAR WARS, SESAME STREET and ROVIO licenses have been highly significant to our business. If we fail to meet our contractual commitments and/or any of these licenses were to terminate and not be renewed, or the popularity of any of these licensed properties was to significantly decline, our business would be damaged and we would need to successfully develop and market other products to replace the products previously offered under license. In 2015 we anticipate offering products based on the DISNEY DESCENDANTS brand as well and beginning in 2016, we anticipate offering products based on the DISNEY PRINCESS and FROZEN brands.

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

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 28, 2014, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, accounted for approximately 16%, 9% and 8%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 38% of our consolidated net revenues. In the U.S. and Canada segment, approximately 59% of the net revenues of the segment were derived from our top three customers. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. Customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products, and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and profitability.

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

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 28, 2014, our net revenues from the International segment comprised approximately 47% of our total consolidated net revenues. We expect our sales to international customers to continue to account for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved international markets. Additionally, as we discuss below, we utilize third-party manufacturers located in the Far East to produce the substantial majority of our products, and we have a manufacturing facility in Ireland. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

•	Currency conversion risks and currency fluctuations;

•	Limitations on the repatriation of earnings;

•	Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions, which can materially increase our taxes and other costs of doing business;

•	Political instability, civil unrest and economic instability;

•	Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement;

•	Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the United States;

•	Natural disasters and the greater difficulty and cost in recovering therefrom;

•	Transportation delays and interruptions;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	Increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws;

•	Changes in international labor costs and other costs of doing business internationally; and

•	The imposition of tariffs, quotas, or other protectionist measures.

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

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 28, 2014, we had $230,840 of prepaid royalties, $132,146 of which are included in prepaid expenses and other current assets and $98,694 of which are included in other assets. Under the terms of existing contracts as of December 28, 2014, we may be required to pay additional future minimum guaranteed royalties and other licensing fees totaling approximately $506,000. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties we have no guaranty that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.

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

Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortages and increases in labor costs in China as well as difficulties in moving products manufactured in China out of Asia and through the ports in North America and Europe, whether due to port congestion, labor disputes, slow-downs, product regulations and/or inspections or other factors. During the period leading up to the 2014 holiday season labor disputes had a negative impact on the transportation of many goods coming from the Far East to the United States through the port the Company utilizes in California. To manage the impact of that situation we opted to transport products through a port on the east coast. However, prolonged disputes or slowdowns at the west coast port can negatively impact both the time and cost of transporting goods into the United States. Natural disasters or health pandemics impacting China can also have a significant negative impact on our business. Further, the imposition of trade sanctions or other regulations by the United States or the European Union against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China could result in delays to us in obtaining product and may harm sales.

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

Recognizing the critical need for increased innovation and a change in the way we go to market with gaming products in order to remain successful in the gaming business in the future, we began implementing a strategy in 2011 to reinvent our gaming business. The objective of this plan was to stabilize our gaming business in 2012, and to position it to grow over the long-term. Our strategy to drive our gaming business in the future involves substantial changes in how we market our gaming products to consumers and how we position them at retail, a focus on delivering industry leading innovation in gaming, a change in our allocation of focus across gaming brands, greater penetration of our brands into digital gaming and the successful combination of analog and digital gaming. Our strategy also involves making changes in how we design and develop our gaming products. We recognize the need to provide immersive game play that is easy for consumers to learn and play in shorter periods of time, as well as offer innovative face to face, off the board and digital gaming opportunities. People are gaming in greater numbers than ever before, but the nature of gaming has and continues to evolve quickly. To be successful our gaming offerings must evolve to anticipate and meet these changes in consumer gaming. Our failure to successfully implement our strategy and to keep up with the evolution of gaming could substantially harm our business, resulting in lost revenues and lost profits.

Our success is critically dependent on the efforts and dedication of our officers and other employees.

Our officers and employees are at the heart of all of our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees around the world. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed. Additionally, we have experienced significant changes in our workforce from our restructuring efforts and the recruitment and hiring of new skill sets required from our changing global business. We have added hundreds of employees in our global markets while reducing our overall workforce over the last several years. These changes in employee composition, both in terms of global distribution and in skill sets, has required changes in our business. Our loss of key management or other employees, or our inability to hire talented people with the skill sets we need for our changing business, could significantly harm our business.

To remain competitive we must continuously work to increase efficiency and reduce costs, but there is no guarantee we will be successful in this regard.

Our business is extremely competitive, the pace of change in our industry is getting faster and our competitors are always working to be more efficient and profitable. To compete we must continuously improve our processes, increase efficiency and work to reduce our expenses. To improve our profitability and competitiveness, in the fourth quarter of 2012 we implemented a global cost savings initiative. The objective of this initiative is to reduce our underlying operating costs by an annual gross amount of $100 million by the end of 2015. We intend to achieve this by focusing on fewer, more global brand initiatives, workforce reductions, facility consolidation and other process improvements. However, these actions are no guarantee we will achieve our cost savings goal and we may realize fewer benefits than are expected from this initiative.

Our business is critically dependent on our intellectual property rights and we may not be able to protect such rights successfully.

Our intellectual property, including our trademarks and tradenames, copyrights, patents, and rights under our license agreements and other agreements that establish our intellectual property rights and maintain the confidentiality of our intellectual property, is of critical value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands in the United States and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the United States and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Similarly, third parties may claim ownership over certain aspects of our products or other intellectual property. Our failure to successfully protect our intellectual property rights could significantly harm our business and competitive position.

We have a material amount of acquired product rights which, if impaired, would result in a reduction of our net earnings.

Much of our intellectual property has been internally developed and has no carrying value on our consolidated balance sheets. However, as of December 28, 2014, we had $324,528 of acquired product and licensing rights included in other assets on our consolidated balance sheets. Declines in the profitability of the acquired brands or licensed products or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

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

As of December 28, 2014, we had $1,559,895 of total principal amount of long-term debt outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. In addition, advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children under the age of thirteen is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

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

Acquisitions and investments have been a component of our historical growth and have enabled us to further broaden and diversify our product offerings. In making acquisitions or investments, we target companies that we believe offer attractive family entertainment products or offerings and/or the ability for us to leverage our entertainment offerings. In the case of our joint venture with Discovery, we looked to partner with a company that has shown the ability to establish and operate compelling entertainment channels. Additionally, through our acquisition of a 70% interest in Backflip Studios, we looked to strengthen our mobile gaming expertise. However, we cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products or services in the future. There is no guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

Failure to operate our information systems and implement new technology effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems and software applications to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other process transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other security breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.

If our electronic data is compromised our business could be significantly harmed.

We maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers and other business partners, damage our reputation, violate applicable laws and regulations and subject us to additional costs and liabilities and loss of business that could be material.

From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

As is the case with many large multinational corporations, we are subject, from time to time, to regulatory investigations, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us as well as claims by third parties that our products infringe upon or misuse such third parties’ property or rights. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in significant numbers of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition and results of operations.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be periodically evaluated for impairment. At December 28, 2014, $593,438, or 13.1%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Global Operations and Entertainment and Licensing segments. The Company also owns an adjacent building consisting of approximately 23,000 square feet and leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet, both of which are used by corporate functions. The Company leases a facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the U.S. and Canada segment, as well as the Entertainment and Licensing and Global Operations segments. In addition to the above facilities, the Company also leases office space consisting of approximately 111,300 square feet in Renton, Washington as well as warehouse space aggregating approximately 2,238,000 square feet in Georgia, California, Texas and Quebec that are also used by the U.S. and Canada segment. The Company leases approximately 51,000 square feet in Burbank, California and 24,000 square feet in Boulder, Colorado that are used by the Entertainment and Licensing segment.

The Company owns manufacturing plants in East Longmeadow, Massachusetts and Waterford, Ireland used in our Global Operations segment. The East Longmeadow plant consists of approximately 1,148,000 square feet. The Waterford plant consists of approximately 244,000 square feet. The Global Operations segment also leases an aggregate of 98,000 square feet of office and warehouse space in Hong Kong as well as approximately 82,000 square feet of office space leased in the People’s Republic of China.

Outside of its United States and Canada facilities, the Company leases or owns property in over 30 countries. The primary locations for facilities in the International segment are in the United Kingdom, Mexico, Germany, France, Spain, Australia, Russia and Brazil, all of which are comprised of both office and warehouse space. In addition, the Company also leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.

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

The Company had outstanding tax assessments in Mexico relating to the years 2000 through 2007 and for 2009 based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. The Company filed suit in the Federal Tribunal of Fiscal and Administrative Justice in Mexico challenging the 2000 through 2004 assessments and through administrative appeals for assessments for 2005 through 2007 and 2009. During the fourth quarter of 2014, the Company and the Mexican tax authorities settled these disputes which resulted in an aggregate cash payment of approximately $65 million by the Company to the Mexican tax authorities. This settlement agreement resolved all of the outstanding tax assessments and also closed all other completed tax years through and including 2013.

Prior to this settlement, in order to challenge the outstanding tax assessments related to the years 2000 through 2004 in court, as is usual and customary in Mexico in these matters, the Company was required to either make a deposit or post a bond in the full amount of these assessments. The Company elected to post bonds which guaranteed the full amounts of the outstanding related tax assessments. Due to the timing of the settlement, these bonds were still outstanding at December 28, 2014 and totaled $146 million in aggregate (at December 28, 2014 exchange rates).

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

	Sales Prices		Cash Dividends Declared
Period	High	Low
2014
1st Quarter	$55.67	47.48	$0.43
2nd Quarter	56.91	51.08	0.43
3rd Quarter	55.78	48.01	0.43
4th Quarter	59.42	52.74	0.43
2013
1st Quarter	$44.14	35.00	$0.40
2nd Quarter	48.97	42.57	0.40
3rd Quarter	49.75	44.69	0.40
4th Quarter	54.55	45.44	0.40

The approximate number of holders of record of the Company’s Common Stock as of February 19, 2015 was 8,600.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2014 9/29/14 — 10/26/14	674,863	$55.15	674,863	$146,432,144

November 2014 10/27/14 — 11/30/14	644,735	$57.38	644,735	$109,440,190

December 2014 12/1/14 — 12/28/14	802,200	$56.46	802,200	$64,151,332

Total	2,121,798	$56.32	2,121,798	$64,151,332

On August 1, 2013, the Company announced that its Board of Directors authorized the repurchase of $500 million in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date. In February 2015, subsequent to year end, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million in common stock.

Item 6.	Selected Financial Data.

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Net revenues	$4,277,207	4,082,157	4,088,983	4,285,589	4,002,161
Operating Profit	$635,375	467,093	551,785	593,981	587,859
Net earnings	$413,310	283,928	335,999	385,367	397,752
Net loss attributable to noncontrolling interests	$(2,620)	(2,270)	—	—	—
Net earnings attributable to Hasbro, Inc.	$415,930	286,198	335,999	385,367	397,752
Per Common Share Data:
Net Earnings Attributable to Hasbro, Inc.
Basic	$3.24	2.20	2.58	2.88	2.86
Diluted	$3.20	2.17	2.55	2.82	2.74
Cash dividends declared	$1.72	1.60	1.44	1.20	1.00
Consolidated Balance Sheets Data:
Total assets	$4,532,142	4,402,267	4,325,387	4,130,774	4,093,226
Total long-term debt(1)	$1,559,895	1,388,285	1,396,421	1,400,872	1,397,681
Ratio of Earnings to Fixed Charges(2)	6.05	3.94	5.31	5.71	6.38
Weighted Average Number of Common Shares:
Basic	128,411	130,186	130,067	133,823	139,079
Diluted	129,886	131,788	131,926	136,697	145,670

(1)	Includes amounts reported as current portion of long-term debt.
(2)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before income taxes, less the Company’s share of earnings (losses) from equity investees plus fixed charges.

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

EXECUTIVE SUMMARY

Hasbro, Inc. (“Hasbro” or the “Company”) is a global company committed to Creating the World’s Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as its premier partner brands. From toys and games, to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company’s wholly owned Hasbro Studios creates entertainment brand-driven storytelling across mediums, including television, film and more. These illustrate successful execution of its brand blueprint.

At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of licensed products, ranging from traditional to high-tech, under well-known brand names structured within the Company’s brand architecture and offering consumers the ability to experience the Company’s brands in all areas of their lives.

To accomplish these objectives, the Company offers consumers the ability to experience its branded play through innovative toys and games, digital media, lifestyle licensing and publishing and entertainment, including television programming and motion pictures. The Company’s focus remains on growing its owned and controlled brands and the brands of its partners, developing new and innovative products and brands which respond to market insights, offering entertainment experiences which allow consumers to experience the Company’s brands across multiple forms and formats, and optimizing efficiencies within the Company to increase operating margins and maintain a strong balance sheet.

Hasbro earns revenue and generates cash primarily through the sale of a broad variety of toy and game products and distribution of television programming based on the Company’s properties, as well as through the out-licensing of rights for use of its properties in connection with complementary products, including digital media and games and lifestyle products, offered by third parties, or in certain situations, toy products where the Company considers the out-licensing of brands to be more effective. The Company’s brand architecture includes franchise brands, key partner brands, challenger brands, gaming mega brands and new brands. The Company’s franchise and challenger brands represent Company-owned brands or brands which if not entirely owned are broadly controlled by the Company, and have been successful over the long term. Franchise brands are the Company’s most significant owned or controlled brands which it believes have the ability to deliver significant revenue over the long-term. Challenger brands are brands which have not yet achieved franchise brand status, but have the potential to do so with investment and time. The Company’s franchise brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, while challenger brands include BABY ALIVE, FURREAL FRIENDS, FURBY, KRE-O, PLAYSKOOL and PLAYSKOOL HEROES. The Company has a large portfolio of owned and controlled brands which can be introduced in new forms and formats over time. These brands may also be further extended by pairing a licensed concept with an owned or controlled brand. By focusing on these brands, the Company is working to build a more consistent revenue stream and basis for future growth, and to leverage profitability. During 2014 net revenues from the Company’s franchise brands increased by 31% and totaled 55% of total consolidated net revenues.

The Company’s innovative product offerings encompass a broad variety of toys including boys’ action figures, vehicles and play sets, girls’ toys, electronic toys, plush products, preschool toys and infant products, electronic interactive products, creative play and toy-related specialty products. Games offerings include board, off-the-board, digital, card, electronic, trading card and role-playing games.

While Hasbro believes it has built a more sustainable revenue base by developing and maintaining its owned or controlled brands and avoiding reliance on licensed entertainment properties, it continues to selectively enter into or leverage existing strategic licenses which complement its brands and key strengths and allow the Company to offer innovative products based on movie, television and other entertainment properties owned by third parties. The Company’s primary licenses include its agreements with Marvel Characters B.V. (“Marvel”) for characters in the Marvel universe, including SPIDER-MAN and THE AVENGERS; Lucas Licensing, Ltd. (“Lucas”), related to the STAR WARS brand; Sesame Workshop, related to the SESAME STREET characters and Rovio Entertainment Ltd. related to the ANGRY BIRDS brand. Both Marvel and Lucas are owned by The Walt Disney Company (“Disney”). In 2013, the Company and Disney amended both the Marvel and Lucas agreements which extended the term of the license for Marvel characters through 2020 and provides additional guaranteed royalty payments with respect to both MARVEL and STAR WARS products in anticipation of expected future motion pictures and other related entertainment through 2020. In September 2014, the Company’s strategic merchandising relationship with Disney expanded to include product offerings, specifically small and fashion dolls, based on the popular DISNEY PRINCESS and FROZEN brands, commencing in 2016. Also in 2014 the Company entered into an agreement with Disney allowing the Company to offer certain products based on the DISNEY DESCENDANTS brand beginning in 2015. In addition to offering products based on licensed entertainment properties, the Company also offers products which are licensed from outside inventors.

Sales of MARVEL products are dependent upon the number and type of theatrical releases in any given year. In 2014, the Company had sales of MARVEL products related to three theatrical releases: CAPTAIN AMERICA: THE WINTER SOLDIER, THE AMAZING SPIDER-MAN and GUARDIANS OF THE GALAXY. In 2013, the Company only had sales of MARVEL products related to the May release of IRON MAN 3; however, these sales were not as significant as those sales of products in 2012 related to the theatrical releases of MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN. During 2015, the Company will market products related to two planned theatrical motion picture releases based on MARVEL characters including AVENGERS: AGE OF ULTRON. Furthermore, 2015 sales of STAR WARS products will be supported by the highly anticipated release of STAR WARS: THE FORCE AWAKENS from Lucasfilm Ltd. as well as JURASSIC WORLD from Universal Pictures.

The Company also seeks to build all-encompassing brand experiences and drive product-related revenues by increasing the visibility of its brands through entertainment such as motion pictures and television programming. Since 2007, the Company has had a number of motion pictures based on its brands released by major motion picture studios including four motion pictures based on its TRANSFORMERS brand, two motion pictures based on its G.I. JOE brand and two motion pictures based on its gaming brands, BATTLESHIP and OUIJA. The Company developed and marketed product lines based on these motion pictures. The Company has also released animated movies based on its MY LITTLE PONY and MY LITTLE PONY: EQUESTRIA GIRLS brands. In October 2015, the Company plans to re-ignite an archived brand with the expected release of JEM AND THE HOLOGRAMS by Hasbro’s own recently established film label, Allspark Pictures.

In addition to using motion pictures to provide entertainment experiences for its brands, the Company has an internal wholly-owned production studio, Hasbro Studios, which is responsible for the creation and development of storytelling based on Hasbro’s brands, across mediums including television, film and digital shorts. The television programming is currently aired in markets throughout the world. Domestically, Hasbro Studios programming is distributed primarily to Hub Television Network, LLC, formally known as Hub Network and, as of October 13, 2014, now the Discovery Family Channel (the “Network”). Internationally, Hasbro Studios also distributes to various broadcasters and cable networks and globally on various digital platforms, including Netflix and iTunes. Beginning in 2015, Hasbro Studios will begin distributing certain programming domestically to other outlets, including Cartoon Network. The Company’s television initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages in many forms or formats.

The Network is the Company’s joint venture with Discovery Communications, Inc. (“Discovery”) and is a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Programming on the Network includes content based on Hasbro’s brands as well as programming developed by Discovery and other third parties. Prior to September 2014, the Company and Discovery each owned a 50% equity interest in the Network. In September 2014, Hasbro and Discovery amended their relationship with respect to the Network, reducing Hasbro’s equity interest from 50% to 40%.

Hasbro’s strategic blueprint and brand architecture focuses on extending its brands through digital media and gaming. In support of this strategy, in 2013, the Company acquired a 70% majority ownership in Backflip Studios, LLC (“Backflip”), a mobile game developer based in Boulder, Colorado. Backflip’s product offerings include games for tablets and mobile devices including DRAGONVALE, NINJUMP and PAPER TOSS. New game brands released during 2014 include DWARVEN DEN, PLUNDERNAUTS, SPELLFALL and SEABEARD. Backflip also introduced two game brands under Hasbro brands, specifically NERFHOOPS and TWISTER TAP. In 2015 and beyond, Backflip intends to continue focusing on its existing game titles, particularly DRAGONVALE, and to launch new games, including those based on Hasbro brands. To further extend its brands into digital media and gaming, the Company also out-licenses its properties to a number of partners who develop and offer digital games and other gaming experiences based on those brands. One example of these digital gaming relationships is the Company’s agreement with Electronic Arts Inc. (“EA”) under which EA has the rights to develop several of Hasbro’s best-selling gaming brands for mobile platforms globally. Similarly, the Company has an agreement with Activision under which Activision offers digital games based on the TRANSFORMERS brand, as well as with other third-party digital gaming companies, including DeNA and GameLoft.

Lastly, Hasbro seeks to express its brands through its lifestyle licensing business. Under its lifestyle licensing programs, the Company enters into relationships with a broad spectrum of apparel, publishing, food, bedding and other lifestyle products companies for the global marketing and distribution of licensed products based on the Company’s brands. These relationships further broaden and amplify the consumer’s ability to experience the Company’s brands.

As Hasbro seeks to grow its business in entertainment, licensing and digital gaming, the Company will continue to evaluate strategic alliances, acquisitions and investments like Hasbro Studios and Backflip, which may complement its current product offerings, allow it entry into an area which is adjacent to or complementary to the toy and game business, or allow it to further develop awareness of its brands and expand the ability of consumers to experience its brands in different forms and formats.

During the fourth quarter of 2012 the Company announced a multi-year cost savings initiative in which it targets annual cost reductions of $100,000 by the end of 2015. This plan included an approximate 10% workforce reduction, facility consolidations and process improvements which reduce redundancy and increase efficiencies. From 2012 through 2014, the Company incurred aggregate restructuring and related pension charges of $84,972 and product-related charges of $19,736 related to this plan. Through 2014, the Company recognized gross cost savings, before restructuring costs, from these actions of approximately $90,000. These savings are prior to other costs which have or are anticipated to increase in 2014 and in future years, such as compensation costs and other investments in certain components of the business.

The Company’s business is highly seasonal with a significant amount of revenues occurring in the second half of the year. In each of 2014 and 2013, the second half of the year accounted for 65% of net revenues while the second half of 2012 accounted for 64% of net revenues.

Hasbro sells its products both within the United States and throughout international markets. In recent years, the Company’s International segment net revenues have experienced growth as the Company has sought to increase its global presence. Net revenues of the Company’s International segment represented 47%, 46% and 44% of total net revenues in 2014, 2013 and 2012, respectively. The Company has driven international growth by opportunistically opening offices in certain markets, primarily emerging markets, to develop this greater global presence. The Company believes emerging markets offer greater opportunity for revenue growth than in developed economies which have faced challenging economic environments in recent years. In 2014, 2013 and 2012, net revenues from emerging markets increased by 20%, 25% and 16%, respectively.

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

The Company is committed to returning excess cash to its shareholders through share repurchases and dividends. As part of this initiative, from 2005 through 2013, the Company’s Board of Directors (the “Board”) adopted seven successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,325,000. At December 28, 2014, the Company had $64,151 remaining available under theses authorizations. During the three years ended 2014, the Company spent a total of $663,385, to repurchase 13,453 shares in the open market. The Company intends to, at its discretion, opportunistically repurchase shares in the future subject to market conditions, the Company’s other potential uses of cash and the Company’s levels of cash generation. Subsequent to year-end, in February 2015, the Company’s Board of Directors approved an eighth share repurchase authorization for $500,000. In addition to the share repurchase program, the Company also seeks to return excess cash through the payment of quarterly dividends. In February 2015 the Company’s Board announced a 7% increase in the Company’s quarterly dividend rate to $0.46 per share from the prior year quarterly dividend of $0.43 per share. This was the eleventh dividend increase in the previous 12 years. During that period, the Company has increased its quarterly cash dividend from $0.03 to $0.46 per share.

Summary

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the three fiscal years ended December 28, 2014.

	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	39.7	41.0	40.9
Royalties	7.1	8.3	7.4
Product development	5.2	5.1	4.9
Advertising	9.8	9.8	10.3
Amortization of intangibles	1.2	1.9	1.3
Program production cost amortization	1.1	1.2	1.0
Selling, distribution and administration	20.9	21.3	20.7

Operating profit	14.9	11.4	13.5
Interest expense	2.2	2.6	2.2
Interest income	(0.1)	(0.1)	(0.1)
Other expense, net	0.2	0.3	0.3

Earnings before income taxes	12.6	8.6	11.1
Income taxes	3.0	1.6	2.9

Net earnings	9.7	7.0	8.2
Net loss attributable to noncontrolling interests	(0.1)	—	—

Net earnings attributable to Hasbro, Inc.	9.7%	7.0%	8.2%

Results of Operations

The fiscal years ended December 28, 2014 and December 29, 2013 were each fifty-two week periods while the fiscal year ended December 30, 2012 was a fifty-three week period.

Net earnings, including the impact of noncontrolling interests in Backflip, for the fiscal years ended December 28, 2014 and December 29, 2013 were $413,310 and $283,928, respectively. Net earnings attributable to Hasbro, Inc. for the fiscal year ended December 28, 2014 was $415,930, or $3.20 per diluted share, compared to $286,198, or $2.17 per diluted share, and $335,999, or $2.55 per diluted share, in fiscal 2013 and 2012, respectively. Net earnings and diluted earnings per share for each fiscal year in the three years ended December 28, 2014 include certain charges and benefits as described below.

Net earnings for the year ended December 28, 2014 included charges, net of tax of $18,072, or $0.14 per diluted share, related to the restructuring of the Company’s equity investment in its joint venture television network with Discovery. The Company also had charges from other restructuring activities, net of tax, of $5,156, or $0.04 per diluted share. The Company’s results also include a gain on the sale of intellectual property license rights, net of tax, of $23,892, or $0.18 per diluted share, and a net favorable tax benefit of $6,570, or $0.05 per diluted share, related to the settlement of certain tax examinations.

During 2013, the Company was involved in a dispute with an inventor related to the contractual interpretation of which products are subject to payment of royalties under a license agreement between the inventor and the Company which was adjudicated in binding arbitration. The arbitrator ultimately issued a ruling which awarded $70,046, including damages, interest, fees and expenses to the inventor. In February 2014, the Company and the inventor settled claims arising from or relating to this license agreement related to the NERF product line and a license agreement between the parties relating to the Company’s SUPER SOAKER product line for $58,040. For the year ended December 29, 2013, the Company recognized a charge, net of tax, related to the settlement of this arbitration award totaling $53,053, or $0.40 per diluted share.

Net earnings for 2013 also included restructuring and related pension charges, net of tax, of $30,877, or $0.23 per diluted share, related to the multi-year cost savings initiative announced during the fourth quarter of 2012 as well as product-related charges, net of tax, of $25,895, or $0.20 per diluted share, related to the exit from certain non-strategic brands. Net earnings for 2013 were also positively impacted by a favorable tax benefit of $23,637, or $0.18 per diluted share, related to the settlement of certain tax exams in the United States.

Net earnings for 2012 included an unfavorable impact of $32,762, or $0.26 per diluted share, resulting from restructuring charges related to cost savings initiatives announced during the first and fourth quarters of 2012.

In July 2013 the Company acquired a 70% majority interest in Backflip. The Company is consolidating the financial results of Backflip in its consolidated financial statements and, accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of Backflip, with the 30% noncontrolling interests share reported as net loss attributable to noncontrolling interests in the consolidated statements of operations and redeemable noncontrolling interests on the consolidated balance sheets. The results of operations for the year ended December 28, 2014 include a full year of Backflip operations whereas the results of operations for the year ended December 29, 2013 included the operations of Backflip from the acquisition closing date of July 8, 2013. The results of Backflip are reported in the Entertainment and Licensing segment.

Consolidated net revenues for the year ended December 28, 2014 grew to $4,277,207 compared to $4,082,157 in 2013 and $4,088,983 in 2012. Most of the Company’s net revenues and operating profits were derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below. Consolidated net revenues in 2014 and 2013 were impacted by favorable/(unfavorable) foreign currency translation of approximately $(93,400) and $3,700, respectively. Absent the impact of foreign currency translation, 2014 net revenues grew approximately 7% compared to 2013. The Company’s focus on franchise brands contributed to overall growth of consolidated net revenues, with franchise brands revenues growing approximately 31% in 2014 compared to 2013 and 15% in 2013 compared to 2012. In 2014 and 2013, franchise brands comprised approximately 55% and 44% of consolidated net revenues, respectively. Six of the seven franchise brands experienced growth during 2014, including MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS.

The following table presents net revenues by product category for the years ended December 28, 2014, December 29, 2013 and December 30, 2012.

	2014	% Change	2013	% Change	2012
Boys	$1,483,952	20%	1,237,611	(22)%	1,577,010
Games	1,259,782	(4)%	1,311,205	10%	1,192,090
Girls	1,022,633	2%	1,001,704	26%	792,292
Preschool	510,840	(4)%	531,637	1%	527,591

Net Revenues	$4,277,207		4,082,157		4,088,983

For the year ended December 28, 2014, growth in the boys’ and girls’ categories more than offset lower net revenues from the games and preschool categories. For the year ended December 29, 2013, growth in the games, girls’ and preschool categories were wholly offset by decreased net revenues in boys category.

BOYS: Net revenues in the boys’ category increased 20% in 2014 compared to 2013 and decreased 22% in 2013 compared to 2012. In 2014, higher net revenues from TRANSFORMERS, NERF and MARVEL products compared to 2013 were partially offset by expected lower net sales of BEYBLADE products. To a lesser extent, net sales from STAR WARS products also contributed to boys’ category growth in 2014. In 2013, lower net sales of MARVEL and BEYBLADE products compared to 2012 were only partially offset by higher net revenues from TRANSFORMERS and NERF products.

Net revenues from TRANSFORMERS products benefited from higher sales and license revenues related to products based on the 2014 major motion picture release of TRANSFORMERS: AGE OF EXTINCTION, as well as animated television programming in 2014, 2013 and 2012. Furthermore, net revenues from NERF products also grew in both 2014 and 2013. Growth in these boys’ brands reflects Hasbro’s franchise brand-focused strategy.

Sales of MARVEL products, primarily SPIDER-MAN and AVENGERS products, increased in 2014 compared to 2013. SPIDER-MAN was supported by the 2014 major motion picture release of THE AMAZING SPIDER-MAN 2. 2014 net revenues also included sales related to the 2014 theatrical releases of CAPTAIN AMERICA: THE WINTER SOLIDIER and GUARDIANS OF THE GALAXY. During 2013, sales of MARVEL products were primarily related to IRON MAN, supported by the 2013 major motion picture release of IRON MAN 3 and were lower than 2012, which included sales of AVENGERS and SPIDER-MAN related to the 2012 major motion picture releases of MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN.

GAMES: Net revenues in the games category decreased 4% in 2014 compared to 2013 and increased 10% in 2013 compared to 2012. Net revenues in both 2014 and 2013 include the acquisition of Backflip. Franchise brands MAGIC: THE GATHERING and MONOPOLY continued to grow in 2014 and 2013. In 2014, higher net revenues from other games brands including SIMON, specifically SIMON SWIPE, THE GAME OF LIFE, TROUBLE and DUNGEONS & DRAGONS were more than offset by lower net revenues from other games brands, primarily DUEL MASTERS, ANGRY BIRDS and TWISTER. In 2013, several brands contributed to games category growth including, but not limited to, MAGIC: THE GATHERING, JENGA, including sales of products co-branded under ANGRY BIRDS, ELEFUN & FRIENDS, MONOPOLY, DUEL MASTERS, and TWISTER, including TWISTER RAVE. These higher net revenues were partially offset by lower net revenues from other game brands, including BATTLESHIP and SCRABBLE.

GIRLS: Net revenues in the girls’ category increased 2% in 2014 compared to 2013 and 26% in 2013 compared to 2012, primarily related to higher net revenues from franchise brands, MY LITTLE PONY and NERF REBELLE in 2014 and 2013. Net revenues related to FURBY also contributed to higher net revenues in 2013 compared to 2012, however, declined in 2014 compared to 2013. Lower net revenues from LITTLEST PET SHOP and FURREAL FRIENDS, partially offset growth in the girls’ category.

Net revenues from MY LITTLE PONY products experienced continued momentum with support from the successful television program, MY LITTLE PONY: FRIENDSHIP IS MAGIC, as well as the third quarter 2013 introduction of MY LITTLE PONY EQUESTRIA GIRLS fashion doll products which were supported by animated movie releases in both 2013 and 2014. NERF REBELLE, a line of action performance products, introduced during the second half of 2013 also contributed to growth in 2014 and 2013. 2014 net revenues also included the second quarter 2014 introduction of DOHVINCI, a line of arts and crafts products which leverages the franchise brand PLAY-DOH.

Net revenues from FURBY declined in 2014 compared to 2013, which was expected based on the level of net revenues achieved in 2013. 2013 was the first full year of net revenues from FURBY products including the introduction of FURBY in non-English speaking markets. Revenues from FURBY, a fashion-oriented brand, are generally higher in the first full year of introduction.

PRESCHOOL: Net revenues in the preschool category decreased 4% in 2014 compared to 2013 and increased 1% in 2013 compared to 2012. In 2014, higher net revenues from franchise brands, PLAY-DOH and TRANSFORMERS, particularly PLAYSKOOL HEROES TRANSFORMERS RESCUE BOTS which are supported by animated television programming, were more than offset by lower net revenues from SESAME STREET, core PLAYSKOOL and TONKA products. In 2013, higher net revenues from PLAY-DOH, PLAYSKOOL HEROES, specifically TRANSFORMERS RESCUE BOTS, and SESAME STREET, including BIG HUGS ELMO, products compared to 2012 were almost wholly offset by lower net revenues from TONKA and core PLAYSKOOL products. In 2013, the Company out-licensed the distribution of TONKA products to a third-party, thereby earning licensing revenue in 2014 and 2013 compared to wholesale revenue in 2012.

The following table presents net revenues and operating profit data for the Company’s three principal segments for 2014, 2013 and 2012.

	2014	% Change	2013	% Change	2012
Net Revenues
U.S. and Canada	$2,022,443	1%	$2,006,079	(5)%	$2,116,297
International	$2,022,997	8%	$1,872,980	5%	$1,782,119
Entertainment and Licensing	$219,465	15%	$190,955	5%	$181,430

Operating Profit
U.S. and Canada	$334,702	7%	$313,746	(2)%	$319,072
International	$270,505	15%	$235,482	9%	$215,489
Entertainment and Licensing	$60,550	33%	$45,476	(15)%	$53,191

U.S. and Canada

U.S. and Canada segment net revenues for the year ended December 28, 2014 increased 1% compared to 2013 and decreased 5% in 2013 compared to 2012. Net revenues in 2014 included unfavorable foreign currency translation of approximately $5,500. The impact of currency translation was not material in 2013. In 2014, higher net revenues from the boys’ category were almost wholly offset by lower net revenues from the games, girls’ and preschool categories. In 2013, lower net revenues from boys and preschool products were only partially offset by higher net revenues from girls and games products. Lower net revenues in 2013 were partially due to continued challenging economic conditions which resulted in lower consumer spending.

In the boys’ category, higher net revenues from TRANSFORMERS, NERF, MARVEL and STAR WARS in 2014 compared to 2013 were only partially offset by expected lower sales of BEYBLADE products. In 2013, lower sales of MARVEL, BEYBLADE and STAR WARS products compared to 2012 more than offset slightly higher net revenues from NERF and TRANSFORMERS products.

In the games category, higher net revenues from franchise brands, specifically MAGIC: THE GATHERING and MONOPOLY, in 2014 compared to 2013, as well as other games brands, were more than offset by lower net revenues from DUEL MASTERS and TWISTER, and other certain brands. In 2013, higher net revenues from MAGIC: THE GATHERING, MONOPOLY, ELEFUN & FRIENDS, DUEL MASTERS, ANGRY BIRDS, OPERATION and TWISTER products compared to 2012 more than offset lower net revenues from other traditional board games.

In the girls’ category, higher net revenues from franchise brands, LITTLEST PET SHOP, MY LITTLE PONY, NERF and PLAY-DOH, in 2014 compared to 2013 as well as higher net revenues from FURREAL FRIENDS were more than offset by an expected decline in net revenues from FURBY products. In 2013, higher net revenues from MY LITTLE PONY products along with the introduction of NERF REBELLE products contributed to the category’s growth. This growth was only partially offset by lower net revenues from LITTLEST PET SHOP, ONE DIRECTION, BABY ALIVE and FURBY products.

In the preschool category, higher net revenues from the franchise brands PLAY-DOH and TRANSFORMERS in 2014 compared to 2013 were more than offset by lower net sales from core PLAYSKOOL as well as key partner brands, particularly SESAME STREET, MARVEL and STAR WARS. In 2013, higher net revenues from SESAME STREET, PLAY-DOH and PLAYSKOOL HEROES products, primarily related to the TRANSFORMERS brand, were more than offset by lower net revenues from core PLAYSKOOL and TONKA products.

U.S. and Canada operating profit increased 7% in 2014 compared to 2013 and decreased 2% in 2013 compared to 2012. Operating profit margin improved to 16.5% in 2014 from 15.6% in 2013 and 15.1% in 2012. Operating profit for the year ended December 30, 2012 includes restructuring charges of $2,444. Absent these charges, operating profit margin was 15.2% in 2012. The improvement in operating profit and operating profit margin in 2014 compared to 2013 was the result of both higher net revenues and improved product mix, as well as lower shipping and distribution costs. In 2013, operating profit decreased in dollars compared to 2012 as a result of lower net revenues and, to a lesser extent, higher product development and selling, distribution and administration expenses partially offset by lower advertising expense. 2013 operating profit margin increased as a result of more favorable product mix and lower advertising expense as a percentage of net revenues partially offset by higher product development and selling, distribution and administration expenses as a percentage of net revenues. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2014 or 2013.

International

International segment net revenues for the year ended December 28, 2014 increased 8% compared to 2013 and 5% in 2013 compared to 2012. In 2014 and 2013, net revenues were impacted by (unfavorable)/ favorable currency translation of approximately $(87,700) and $7,000, respectively, as a result of fluctuations in the U.S. dollar. Excluding the impact of foreign exchange, net revenues for 2014 and 2013 increased 13% and 5%, respectively, compared to prior years.

The following table presents net revenues by geographic region for the Company’s International segment for 2014, 2013 and 2012.

	2014	% Change	2013	% Change	2012
Europe	$1,258,078	6%	1,190,350	3%	1,154,310
Latin America	463,512	14%	407,710	12%	362,689
Asia Pacific	301,407	10%	274,920	4%	265,120

Net revenues	$2,022,997		1,872,980		1,782,119

In 2014, net revenues for Europe, Latin America and Asia Pacific were impacted by unfavorable currency translation of approximately $61,200, $21,500 and $5,000, respectively. Absent the impact of foreign currency translation, 2014 net revenues grew 11% in each of Europe and Asia Pacific and 19% in Latin America. Net revenues in emerging markets, including, but not limited to, Russia, Brazil and China, increased 20% in 2014 compared to 2013. In addition, net revenues grew in certain developed markets, including the United Kingdom, Italy and Spain, partially offset by lower net revenues in France. In 2013, favorable currency translation of approximately $27,400 in Europe was partially offset by unfavorable currency translation of approximately $14,400 and $6,000 in the Latin America and Asia Pacific regions, respectively. Absent the impact of foreign exchange, 2013 net revenues grew 1%, 16% and 6% in Europe, Latin America and Asia Pacific, respectively, compared to 2012. In 2013, growth was primarily driven by growth in emerging markets, including Russia, Brazil and China. Net revenues in emerging markets increased 25% in 2013 and were partially offset by lower net revenues in certain developed markets including Australia, France and the United Kingdom.

By product category, higher net revenues in 2014 from the boys’, girls’, and preschool categories were partially offset by lower net revenues from the games category. In 2013, growth in the games, girls’ and preschool categories were partially offset by lower net revenues in the boys’ category.

In the boys’ category, higher net revenues from TRANSFORMERS, MARVEL and NERF products in 2014 compared to 2013 were only partially offset by expected lower sales of BEYBLADE products. In 2013, lower sales of BEYBLADE, MARVEL, STAR WARS and KRE-O products compared to 2012 were partially offset by higher net revenues from TRANSFROMERS and NERF products.

In the games category, growth in franchise brands, specifically MAGIC: THE GATHERING and MONOPOLY, in 2014 compared to 2013 were more than offset by lower net revenues from ANGRY BIRDS, TWISTER and certain other game brands. In 2013, higher net revenues from MAGIC: THE GATHERING, JENGA, TWISTER, ELEFUN & FRIENDS and action battling products compared to 2012 were partially offset by lower net revenues from other game brands.

In the girls’ category, franchise brands MY LITTLE PONY, NERF and PLAY-DOH contributed to growth in 2014 compared to 2013 that was only partially offset by lower net revenues from FURBY and LITTLEST PET SHOP products. In 2013, the girls’ category grew compared to 2012 due to higher net revenues from MY LITTLE PONY products as well as the introduction of NERF REBELLE products as well as FURBY products in non-English speaking markets. This growth was partially offset by lower net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products. FURBY products were introduced in English-speaking markets in 2012 and globally in 2013.

In the preschool category, higher net revenues from franchise brands PLAY-DOH and TRANSFORMERS in 2014 compared to 2013 were only partially offset by lower net revenues from core PLAYSKOOL products. In 2013, higher net revenues from PLAY-DOH and TRANSFORMERS products compared to 2012 were partially offset by lower net revenues from TONKA and SESAME STREET products.

International segment operating profit increased 15% in 2014 compared to 2013 and 9% in 2013 compared to 2012. Operating profit for the International segment was impacted by approximately $(18,800) and $4,700 in 2014 and 2013, respectively, due to the (unfavorable)/favorable foreign currency translation. Furthermore, 2014 and 2012 segment operating profit includes $6,079 and $1,628, respectively, of restructuring charges. Operating profit margin increased to 13.4% of segment net revenues in 2014 from 12.6% of segment net revenues in 2013 and 12.1% of segment net revenues in 2012. The increase in operating profit in both 2014 and 2013 is the result of higher net revenues and favorable product mix, partially offset by higher expense levels. The improvement in operating profit margin in both 2014 and 2013 is primarily due to both revenue volume and mix, along with better expense leverage from higher net revenues.

Entertainment and Licensing

Entertainment and Licensing segment net revenues increased 15% in 2014 compared to 2013 and 5% in 2013 compared to 2012. Increased net revenues in 2014 compared to 2013 were primarily related to higher net revenues from lifestyle licensing, along with contributions from digital gaming and a full year of net revenues from Backflip, of which a 70% interest was acquired during the third quarter of 2013. Partially offsetting these increases were lower net revenues related to Entertainment. Higher lifestyle licensing net revenues included growth in TRANSFORMERS and MY LITTLE PONY. Higher net revenues in 2013 compared to 2012 included higher lifestyle licensing and digital gaming revenues, a partial year of revenues from Backflip, and lower entertainment net revenues. Entertainment net revenues were impacted from a higher level of 2012 net revenues related to digital distributions, which included the initial distribution of Hasbro Studios television programming libraries to Netflix.

Entertainment and Licensing segment operating profit increased 33% in 2014 to $60,550 compared to $45,476 in 2013 and $53,191 in 2012. The increase in operating profit in 2014 compared to 2013 is primarily due to the profit impact from higher net revenues from lifestyle licensing, partially offset by the profit impact from lower entertainment revenues. The decrease in operating profit in 2013 compared to 2012 is primarily due to losses from Entertainment and Backflip that were partially offset by the favorable profit impact from higher licensing and digital gaming net revenues. Backflip operating losses approximated $8,700 and $7,600 in 2014 and 2013, respectively, and were primarily due to amortization of acquired intangibles. Operating profit for both 2013 and 2012 include restructuring charges of $1,729 and $555, respectively.

Other Segments and Corporate and Eliminations

In the Global Operations segment, operating profit of $15,767 in 2014 compared to $6,712 in 2013 and operating losses of $15,964 in 2012. The operating loss in 2012 included severance costs of $4,307 associated with restructuring activities. The improvement in operating results in the Global Operations segment is primarily due to improvements made in owned manufacturing facilities and expense reductions associated with restructuring activities.

In Corporate and Eliminations, operating losses totaled $46,149 in 2014, $134,323 in 2013 and $20,003 in 2012. Corporate and Eliminations includes restructuring and related pension charges of $41,973 for the year ended December 29, 2013 and restructuring charges (benefit) of $(3,297) and $38,242 for the years ended December 28, 2014 and December 30, 2012, respectively. The Corporate and Eliminations operating loss during the year ended December 29, 2013 also included charges of $46,050 related to the settlement of an adverse arbitration award and $40,587 in other product-related charges. Lastly, the 2013 operating loss also includes a charge related to the write-off of early film development costs associated with films that had not yet moved to production.

Operating Expenses

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 28, 2014:

	2014	2013	2012
Cost of sales	39.7%	41.0%	40.9%
Royalties	7.1	8.3	7.4
Product development	5.2	5.1	4.9
Advertising	9.8	9.8	10.3
Amortization of intangibles	1.2	1.9	1.3
Program production cost amortization	1.1	1.2	1.0
Selling, distribution and administration	20.9	21.3	20.7

Operating expenses for 2014, 2013 and 2012 include (benefits) expenses related to the following events:

•

In September 2014, the Company and Discovery amended their relationship with respect to the Network. Prior to the amendment, the Company had a license agreement with the Network that required payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast on the Network. This agreement included a minimum royalty guarantee of $125,000, which has been paid in full. As part of the amended relationship, this earn-out period was extended to 2021 resulting in a benefit of $2,328 to royalties for the year ended December 28, 2014. Furthermore, this amended relationship resulted in an amendment to the Company’s tax sharing agreement with Discovery which resulted in a net expense of $870 recorded to selling, distribution and administration expense for the year ended December 28, 2014.

•

In February 2014, the Company settled outstanding disputes with an inventor related to the contractual interpretation of which products were subject to payment of royalties under two license agreements between the inventor and the Company relating to the Company’s NERF and SUPER SOAKER product lines. As a result, the Company recorded a total charge of $61,140, of which $42,950 and $3,100 were recorded to royalties and selling, distribution and administration expense, respectively, for the year ended December 29, 2013. A portion of this total charge was also recorded to interest expense which is discussed below.

•

During the fourth quarter of 2012, the Company announced a multi-year cost savings initiative which targets $100,000 in annual savings by the end of 2015, prior to other costs which have or are anticipated to increase in 2014 as well as in future years. This initiative included an approximate 10% workforce reduction, facility consolidations and process improvements. The Company recognized charges totaling $5,224, $36,710 and $36,046 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively, primarily related to employee severance charges, which impacted cost of sales, product development and selling, distribution and administration expenses. Furthermore, the Company also recognized pension curtailment and settlement charges in the amount of $6,993 in selling, distribution and administration expense during the year ended December 29, 2013.

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

In total, these (benefits) expenses were recorded to the consolidated statements of operations as follows:

	2014	2013	2012
Cost of sales	$—	10,154	2,764
Royalties	(2,328)	63,801	—
Product development	—	4,101	10,949
Amortization of intangibles	—	19,736	—
Selling, distribution and administration	6,094	32,547	33,463

Total	$3,766	130,339	47,176

Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence. Cost of sales increased in dollars to $1,698,372 for the year ended December 28, 2014 from $1,672,901 and $1,671,980 for 2013 and 2012, respectively, but decreased as a percent of net revenues to 39.7% in 2014 from 41.0% in 2013 and 40.9% in 2012. Absent the impact of aforementioned charges, cost of sales was $1,662,747, or 40.7% of net revenues, for the year ended December 29, 2013 and $1,669,216, or 40.8% of net revenues, for the year ended December 30, 2012. The cost of sales increase in dollars in 2014 compared to 2013 reflects higher net revenues. The cost of sales decrease as a percent of net revenues in 2014 compared to 2013 and 2012 reflects a more favorable revenue mix and impact from cost savings and efficiencies from the Company’s owned-manufacturing facilities partially offset by the impact on net revenues of higher sales promotions. In 2014, product mix reflects higher net revenues from royalty-bearing products which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues, as well as higher net revenues from the high margin Entertainment and Licensing segment.

Royalty expense of $305,317, or 7.1% of net revenues, for the year ended December 28, 2014 compared to $338,919, or 8.3% of net revenues, for the year ended December 29, 2013 and $302,066, or 7.4% of net revenues, for the year ended December 30, 2012. Excluding the impact of the arbitration award settlement and amendment of the Zynga agreement summarized above, royalty expense was $275,118, or 6.7% of net revenues, in 2013. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given year, especially if there is a major motion picture release. Significant revenues from TRANSFORMERS in 2014 related to the 2014 release of TRANSFORMERS: AGE OF EXTINCTION, and sale of MARVEL products in 2014 and 2012, particularly those related to the 2014 releases of CAPTAIN AMERICA: THE WINTER SOLDIER, THE AMAZING-SPIDER MAN 2, and GUARDIANS OF THE GALAXY and the 2012 releases of MARVEL’S THE AVENGERS and THE AMAZING SPIDER-MAN resulted in higher royalty expenses in those years compared to 2013.

Product development expense in 2014 totaled $222,556, or 5.2% of net revenues, compared to $207,591, or 5.1% of net revenues, in 2013 and $201,197, or 4.9% of net revenues, in 2012. Product development expense for 2013 and 2012 included restructuring charges of $4,101 and $10,949, respectively. Excluding the impact of these charges, product development expense was $203,490 in 2013 and $190,248 in 2012. The increases in 2014 compared to 2013 and 2013 compared to 2012 primarily reflect the addition of Backflip, as well as continued investment in certain brands, particularly MAGIC: THE GATHERING. Furthermore, during the fourth quarter of 2014, the Company began to incur development costs related to the DISNEY PRINCESS and FROZEN license agreement with Disney. The Company will continue to incur these development costs related to these properties in 2015 in advance of the commencement of the license period and product shipments in 2016.

Advertising expense in 2014 totaled $420,256 compared to $398,098 in 2013 and $422,239 in 2012. The level of the Company’s advertising expense can generally be impacted by revenue mix, the amount and type of theatrical releases, and television programming. Advertising expense was consistent as a percentage of net revenues in 2014 and 2013 at 9.8% of net revenues and decreased from 10.3% of net revenues in 2012. The increase in advertising expense in 2014 compared to 2013 was primarily due to higher net revenues. The decrease in advertising expense in 2013 compared to 2012 was the result of the mix of 2013 net revenues as well as a higher portion of our spending in digital formats.

Amortization of intangibles totaled $52,708, or 1.2% of net revenues, in 2014 compared to $78,186, or 1.9% of net revenues, in 2013 and $50,569, or 1.3% of net revenues, in 2012. Amortization of intangibles in 2013 includes $19,736 related to impairment of definite-lived intangibles based on the Company’s decision to exit the related product lines. Absent the impact of these charges, amortization of intangibles was $58,450, or 1.4% of net revenues, in 2013. Lower amortization of intangibles in 2014 compared to 2013 reflects the impact of intangible assets which were fully amortized during 2013. Higher amortization of intangibles in 2013 compared to 2012 reflects the acquisition of Backflip in 2013.

Program production cost amortization totaled $47,086, or 1.1% of net revenues, in 2014 compared to $47,690, or 1.2% of net revenues, in 2013 and $41,800, or 1.0% of net revenues, in 2012. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. Program production cost amortization reflects the level of revenues associated with television programming as well as the type of television programs produced and distributed.

Selling, distribution and administration expenses totaled $895,537, or 20.9% of net revenues, in 2014 compared to $871,679, or 21.3% of net revenues, in 2013 and $847,347, or 20.7% of net revenues, in 2012. Selling, distribution and administration expense for 2014, 2013 and 2012 includes $6,094, $32,547 and $33,463, respectively, of charges related to restructuring activities, including the Company’s equity investment in the joint venture television network, and legal costs associated with the arbitration settlement. Excluding these charges, selling, distribution and administration expense increased to $889,443, or 20.8% of net revenues, in 2014 from $839,132, or 20.6% of net revenues, in 2013 and $813,884, or 19.9% of net revenues, in 2012. Higher selling, distribution and administration expenses in 2014 compared to 2013 reflects continued investment in emerging markets and certain brands, primarily MAGIC: THE GATHERING, a full year of expense related to Backflip, higher performance-based stock compensation and increased depreciation expense associated with investments in information systems. The increase in 2013 compared to 2012 reflected investments in emerging markets, information systems, new facilities, and certain brands, including MAGIC: THE GATHERING and the acquisition of Backflip in the third quarter of 2013. Higher compensation and legal expenses also contributed to the increase in 2013. These investments and higher costs in 2013 more than offset savings, primarily from headcount reductions, resulting from our cost savings initiatives.

Interest Expense

Interest expense totaled $93,098 in 2014 compared to $105,585 in 2013 and $91,141 in 2012. Interest expense in 2013 included approximately $15,090 related to the settlement of an arbitration award. Absent these charges, interest expense totaled $90,495 in 2013. The increase in interest expense in 2014 compared to the 2013 adjusted total was primarily due to higher benefits from interest rate swap agreements in 2013, partially offset by the benefit of lower interest rates on long-term debt.

Interest Income

Interest income was $3,759 compared to $4,925 in 2013 and $6,333 in 2012. Decreased interest income in 2014 compared to 2013 reflects lower average cash balances while decreased interest income in 2013 compared to 2012 reflects lower average interest rates. Average interest rates for 2014 and 2013 were consistent.

Other (Income) Expense, Net

Other expense, net totaled $6,048 in 2014 compared to $14,611 in 2013 and $13,575 in 2012. Other expense, net in 2014 includes a net loss of $29,784 related to the restructuring of the Company’s television network joint venture. This net loss primarily consists of costs associated with an option agreement entered into between the Company and Discovery and the Company’s share of restructuring costs recorded by the Network, partially offset by a gain resulting from the reduction of amounts due to Discovery under a tax sharing agreement. Other expense, net in 2014 also includes gains of $36,000 related to the sale of certain intellectual property license rights and $3,400 related to the sale of an internet domain name. Excluding these items, other expense, net in 2014 would have increased to $15,664 in 2014 compared to $14,611 in 2013, primarily due to higher foreign exchange losses, partially offset by improved results from the Company’s share of the Network. The increase in expense in 2013 compared to 2012 was primarily due to higher net losses on foreign currency transactions and the impact of investment gains and losses.

Foreign currency exchange net losses of $20,879 in 2014 compared to $5,159 in 2013 and $4,178 in 2012. The higher costs in 2014 resulted from the strengthening of the U.S. dollar against most of the Company’s significant foreign currencies during the fourth quarter of 2014. Excluding the net loss associated with the 2014 restructuring, the Company’s share of (earnings) loss of the Network improved to a profit of $(7,840) in 2014 compared to a loss of $2,386 in 2013 and $6,015 in 2012.

Income Taxes

Income tax expense totaled 23.5% of pretax earnings in 2014 compared with 19.3% in 2013 and 25.9% in 2012. Income tax expense for 2014 includes net benefits of approximately $20,000 from discrete events, primarily related to the effective settlement of certain open tax years in the United States and settlement of tax examinations in certain jurisdictions including Mexico. Income tax expense for 2013 includes net benefits of approximately $30,000 from discrete tax events, primarily related to the settlement of various tax examinations in multiple jurisdictions, including the United States. Income tax expense for 2012 includes net benefits of approximately $8,300 from discrete tax events, primarily related to the repatriation of certain highly taxed foreign earnings and to expirations of statutes of limitations in multiple jurisdictions. Absent these items, potential interest and penalties related to uncertain tax positions recorded in 2014, 2013 and 2012, and the impact of the 2013 charges related to restructuring activities, exit from certain product lines and settlement of the unfavorable arbitration award, the effective tax rates would have been 26.5%, 25.8% and 27.0%, respectively. The decrease in the adjusted tax rate from 2012 to 2013 and increase from 2013 to 2014 primarily reflect the change in the geographic mix of where the company earned its profits.

Other Information

In May 2014, the Financial Accounting Standards Board (“FASB”), in cooperation with the International Accounting Standards Board (“IASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 —Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is evaluating the requirements of ASU 2014-09 and its potential impact on the Company’s financial statements.

Liquidity and Capital Resources

The Company has historically generated a significant amount of cash from operations. In 2014 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and its commercial paper program. During 2015, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit are adequate to meet its working capital needs for 2015, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

In May 2014, the Company issued $600,000 in long-term debt which consists of $300,000 in 3.15% Notes Due 2021 and $300,000 in 5.10% Notes Due 2044 (collectively, the “Notes”). The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The proceeds from the issuance of the Notes were used, primarily, to repay $425,000 in aggregate principal amount of the 6.125% Notes Due 2014 upon maturity, including accrued and unpaid interest. The remaining net proceeds were utilized for general corporate and working capital purposes.

As of December 28, 2014 the Company’s cash and cash equivalents totaled $893,167, a substantial portion of which is held by international subsidiaries outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 28, 2014 is denominated in the U.S. dollar.

At December 28, 2014, cash and cash equivalents, net of short-term borrowings, were $640,686 compared to $674,117 and $625,336 at December 29, 2013 and December 30, 2012, respectively. Hasbro generated $454,411, $401,132 and $534,796 of cash from its operating activities in 2014, 2013 and 2012, respectively. Operating cash flows in 2014, 2013 and 2012 included $31,424, $41,325 and $59,277, respectively, of cash used for television program production. Cash from operations in 2013 and 2012 includes long-term royalty advance payments of $25,000 made to Hub Network in each of those two years. 2014 and 2013 also includes payments totaling approximately $60,000 and $175,000, respectively, of royalty advances paid to Disney related to license agreements for MARVEL and STAR WARS.

Accounts receivable, net was flat at December 28, 2014 at $1,094,673 compared to $1,093,620 at December 29, 2013. The accounts receivable balance at December 28, 2014 includes a decrease of approximately $111,900 resulting from the translation of foreign currency. Absent the impact of foreign exchange, accounts receivable, net increased 10% in 2014 compared to 2013, reflecting revenue growth in the fourth quarter of 2014, excluding unfavorable foreign currency translation, of 7% compared to 2013. Days sales outstanding decreased to 76 days at December 28, 2014 from 77 days at December 29, 2013. Accounts receivable, net increased to $1,093,620 at December 29, 2013 from $1,029,959 at December 30, 2012. The accounts receivable balance at December 29, 2013 includes a decrease of approximately $17,000 resulting from the translation of foreign currency. Absent the impact of foreign exchange, increased accounts receivable, net primarily reflects the growth in fourth quarter net revenues in the International segment in 2013. Days sales outstanding increased to 77 days at December 29, 2013 from 72 days at December 30, 2012, primarily due to the impact of higher balances in certain international markets which have longer payment terms.

Inventories decreased to $339,572 at December 28, 2014 from $348,794 at December 29, 2013. The inventory balance at December 28, 2014 includes a decrease of approximately $35,700 resulting from foreign currency translation. Absent the impact of foreign currency translation, inventories grew 8% compared to 2013. Inventory in the International segment increased approximately 32% absent foreign currency translation reflecting growth in the International segment, including emerging markets. Higher inventories in the International segment were partially offset by lower inventories in the U.S. and Canada segment, which declined 23%. Inventories increased approximately 12% in 2013 from $316,049 at December 30, 2012 inclusive of a decrease of approximately $4,400 resulting from foreign currency translation. Inventory in the International segment increased approximately 16%, primarily due to higher balances in emerging markets, including Russia and Brazil, supporting growth experienced in these markets. Inventory in the U.S. and Canada segment increased 2% in 2013 compared to 2012.

Prepaid expenses and other current assets increased to $391,688 at December 28, 2014 from $355,594 at December 29, 2013. The prepaid expenses and other current assets balance at December 28, 2014 includes a decrease of approximately $11,300 resulting from the translation of foreign currency. Absent the impact of foreign exchange, prepaid expenses and other current assets increased approximately 13% compared to 2013, primarily due to higher favorable balances related to foreign currency hedging contracts and increased prepaid income taxes. These increases were only partially offset by lower prepaid royalties, primarily related to MARVEL, and lower deferred income taxes. Prepaid expenses and other current assets increased to $355,594 at December 29, 2013 from $312,493 at December 30, 2012. Higher prepaid royalties, primarily related to the Company’s amended agreements with Disney related to its MARVEL and STAR WARS licenses, contributed to increased balances in 2013 compared to 2012. Prepaid expenses and other current assets also included approximately $3,200 related to a forward-starting interest rate swap contract which hedged future interest payments of the May 2014 debt issuance. These increases were partially offset by lower non-income based tax receivables, primarily value added taxes in Europe, compared to 2012 as a result of collections in 2013.

Other assets decreased approximately 8% to $657,587 at December 28, 2014 from $715,227 at December 29, 2013. The balance at December 28, 2014 includes a decrease of approximately $9,900 resulting from the translation of foreign currencies. Absent translation, the decrease primarily relates to the partial sale of the Company’s investment in the Network and, to a lesser extent, lower long-term prepaid royalties which have been reclassified from non-current to current or have been earned. These decreases were partially offset by higher favorable balances related to foreign currency hedging contracts and higher deferred income taxes relating to higher pension liabilities and the partial sale of the Company’s investment in the Network. Other assets increased to $715,227 at December 29, 2013 from $695,187 at December 30, 2012. The increase in 2013 compared to 2012 primarily reflects higher long-term prepaid royalties related to the Company’s amended agreements with Disney for STAR WARS and MARVEL licenses. These increases were only partially offset by lower television programming assets and lower deferred income taxes relating to lower pension liabilities in 2013 compared to 2012.

Accounts payable and accrued expenses decreased approximately 11% to $822,453 at December 28, 2014 from $926,558 at December 29, 2013. The balance at December 28, 2014 included a decrease of approximately $18,900 resulting from the translation of foreign currencies. The decrease was primarily due to lower accrued royalties and accrued interest, primarily resulting from the payment amounts accrued at the end of 2013 related to the settlement of an adverse arbitration award as well as lower accrued severance due to scheduled payments. Accounts payable and accrued expenses increased to $926,558 at December 29, 2013 from $736,070 at December 30, 2012. The balance includes a decrease of approximately $6,300 resulting from the translation of foreign currency. Higher accrued royalties, interest and dividends as well as higher accounts payable contributed to the increase in accounts payable and accrued expenses in 2013 compared to 2012. These increases included accrued royalties of $42,950 and accrued interest of $15,090 related to the settlement of an adverse arbitration award. Higher accrued dividends reflected a decision by the Company’s Board in 2012 to accelerate the payment of the dividend declared in December 2012 from February 2013 to December 2012. As such, there were no accrued dividends at December 30, 2012.

Other liabilities increased to $388,919 at December 28, 2014 from $351,304 at December 29, 2013. The balance at December 28, 2014 includes a decrease of approximately $13,700 resulting from the translation of foreign currency. The increase in 2014 compared to 2013 reflects higher pension liabilities primarily due to changes in actuarial assumptions, including a lower discount rate and updated mortality tables. In addition, the amended relationship between the Company and Discovery resulted in a net increase to other liabilities of approximately $10,700 reflecting the fair value of an option agreement related to the Company’s equity interest in the Network, partially offset by a reduction in the amounts due to Discovery related to a tax sharing agreement. These increases were partially offset by lower liabilities related to uncertain tax positions reflecting the settlement of tax examinations in 2014 primarily related to the United States and Mexico. In connection with the settlement of tax assessments and years subject to audit from 2000 through 2013 in Mexico, the Company paid approximately $65,000 during the fourth quarter of 2014. Other liabilities of $352,304 at December 29, 2013 decreased from $461,152 at December 30, 2012. The decrease in 2013 compared to 2012 is primarily due to lower liabilities related to pension and uncertain tax positions. The decline in liabilities related to uncertain tax positions is primarily due to the settlement of tax examinations during 2013, partially offset by additions for current year activity. The decline in pension liabilities is primarily due to increased discount rates, and, to a lesser extent, increased benefit payments due to a higher level of retirements during 2013 resulting from an early retirement program in the United States relating to the cost savings initiative.

Cash flows utilized by investing activities were $485, $217,743 and $106,172 in 2014, 2013 and 2012, respectively. Additions to property, plant and equipment were relatively consistent at $113,388, $112,031 and $112,091 in 2014, 2013 and 2012, respectively. Of these additions, 60% in 2014, 51% in 2013 and 45% in 2012 were for purchases of tools, dies and molds related to the Company’s products. In 2015, the Company expects capital expenditures to be in the range of $120,000 to $140,000. During the three years ended December 28, 2014, the depreciation of plant and equipment was $105,258, $102,799 and $99,718, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. The 2014 utilization is almost wholly offset by $64,400 of cash received from Discovery from the partial sale of the Company’s equity interest in the Network and $36,000 of cash received from the sale of certain intellectual property licensing rights which was included in other investing activities in the consolidated statements of cash flows. The higher utilization in 2013 reflects the Company’s acquisition of a majority stake in Backflip for $109,955, net of cash acquired, as well as a payment related to an existing intellectual property. No investments or acquisitions were made in 2012.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2014, 2013 and 2012, the Company primarily used cash from operations and borrowings under its commercial paper program and available lines of credit.

The Company has an agreement with a group of banks which provides for a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Borrowings under the Program are supported by the Company’s $700,000 revolving credit agreement. At December 28, 2014, the Company had approximately $240,000 in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the “Agreement”) which provides the Company with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants in the Agreement as of and for the fiscal year ended December 28, 2014. The Company had no borrowings outstanding under its committed revolving credit facility at December 28, 2014. However, letters of credit outstanding under this facility as of December 28, 2014 were approximately $900. Amounts available and unused under the committed line at December 28, 2014 were approximately $459,100, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $28,500 was utilized at December 28, 2014. Of the amount utilized under, or supported by, the uncommitted lines, approximately $12,500 and $19,800 represent outstanding short-term borrowings and letters of credit, respectively.

Net cash utilized by financing activities was $230,956, $341,009 and $219,379 in 2014, 2013 and 2012, respectively. The 2014 utilization includes net proceeds from the issuance and repayment of long-term debt totaling $134,986. In 2014, the Company issued an aggregate $600,000 in long-term notes which were partially utilized to re-pay the $425,000 in long-term notes due in May 2014. Of the amounts utilized in 2014, 2013 and 2012, $459,564, $103,488 and $98,005 reflects cash paid, including transaction costs, to repurchase the Company’s common stock, respectively. During 2014, 2013 and 2012, the Company repurchased 8,490, 2,268 and 2,694 shares at an average price of $54.26, $45.17 and $37.11, respectively. At December 28, 2014, $64,151 remained under outstanding Board authorizations. Dividends paid were $216,855 in 2014 compared to $156,129 in 2013 and $225,464 in 2012. Dividends paid in 2012 include an additional dividend payment resulting from a decision by the Company’s Board to accelerate the payment of the dividend declared in December 2012, which historically would have been paid in February 2013, to December 2012. This acceleration resulted in one less quarterly dividend paid in 2013. Further, the Company has increased its quarterly dividend rate from $0.36 in 2012 to $0.40 in 2013 and $0.43 in 2014. Lastly, proceeds from other short-term borrowings of $246,054 and $43,016 in 2014 and 2012, respectively, compared to repayments of other short-term borrowings of $215,273 in 2013. The Company generated cash from employee stock option transactions of $60,519, $118,122 and $54,963 in 2014, 2013 and 2012, respectively.

For the $350,000 in notes due in 2017 which bear interest at 6.30%, interest rates may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 28, 2014, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

Including the notes described above, the Company has principal amounts of long-term debt at December 28, 2014 of approximately $1,559,895 due at varying times from 2017 through 2044. The Company also had letters of credit and other similar instruments of $167,117 and purchase commitments of $295,244 outstanding at December 28, 2014. Letters of credit and similar instruments include $146,410 of bonds related to tax assessments for transfer pricing issues in Mexico which were settled during December 2014. These bonds are expected to be cancelled during the first quarter of 2015. In addition, the Company is committed to guaranteed royalty and other contractual payments of approximately $107,238 in 2015.

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

For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2014, there have been no material adjustments to the Company’s estimates made in prior years.

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

The most significant estimates are those used in the determination of ultimate revenue in the individual-film-forecast method. Ultimate revenue estimates impact the timing of program production cost amortization in the consolidated statements of operations. Ultimate revenue includes revenue from all sources that are estimated to be earned related to the television program and include toy, game and other merchandise licensing fees; first run program distribution fees; and other revenue sources, such as DVD and digital distribution. Our ultimate revenue estimates for each television program are developed based on our estimates of expected future results. We review and revise these estimates at each reporting date to reflect the most current available information. When estimates for a television program are revised, the difference between the program production cost amortization determined using the revised estimate and any amounts previously expensed during that fiscal year, are included as an adjustment to program production cost amortization in the consolidated statements of operations in the quarter in which the estimates are revised. Prior period amounts are not adjusted for subsequent changes in estimates. Factors that can impact our revenue estimates include the success and popularity of our television programs in the U.S. which are distributed on Discovery Family Channel, globally to other broadcasters and available on Netflix and iTunes, and success of our program-related toy, game and other merchandise.

For the year ended December 28, 2014 we have $68,190 of program production costs included in other assets in the consolidated balance sheets. We currently expect that substantially all capitalized program production costs will be amortized over the 3-year period 2015 through 2017. Future program production cost amortization is subject to change based on actual costs incurred and management’s then current estimates of ultimate revenues. During 2014 and 2013 the Company recorded accelerated amortization on certain television programming based on revised ultimate expected revenues.

Recoverability of Goodwill and Intangible Assets

Goodwill and other intangible assets deemed to have indefinite lives are tested for impairment at least annually. If an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim test at that time. The Company may perform a qualitative assessment and bypass the quantitative two-step impairment process if it is not more likely than not that impairment exists.

Performing a qualitative assessment of goodwill requires a high degree of judgment regarding assumptions underlying the valuation. Qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is more likely than not that impairment exists, the quantitative two-step goodwill impairment test is performed. When performing the quantitative two-step impairment test, goodwill and other intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is calculated using an income approach. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment loss would be recognized for the amount by which the carrying value exceeds the fair value. During the fourth quarter of 2014, the Company performed a qualitative assessment with respect to certain of its reporting units with goodwill totaling $474,327. The Company utilized this approach for all reporting units with the exception of Backflip based on the amount by which historical estimated reporting unit fair values exceeded carrying values. Based on its qualitative assessment, the Company concluded that there was no impairment of this goodwill during 2014. The Company has $119,111 of goodwill related to its 2013 acquisition of Backflip, which represents a separate reporting unit. Because Backflip was a recent acquisition, the Company performed the quantitative two-step impairment test during the fourth quarter of 2014 for this reporting unit and concluded that there was no impairment as the estimated fair value exceeded its carrying value. Backflip’s impairment test utilized cash flows expected to be generated from mobile gaming offerings, including releases based on existing Backflip and Hasbro game titles, as well as a discount rate commensurate with the emerging digital landscape. The underlying cash flows are based on long-term financial plans for Backflip, which include projections for growth in revenues and profitability. Should Backflip not achieve its profitability and growth targets, the carrying value of this reporting unit may become impaired.

The Company also performed quantitative two-step annual impairment tests related to intangible assets totaling $75,738 with indefinite lives in the fourth quarter of 2014 and no impairments were indicated as the estimated fair values were substantially in excess of the carrying values of the related assets.

The estimation of future cash flows utilized in the evaluation of the Company’s goodwill and indefinite lived intangibles requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $248,790 at December 28, 2014. During 2014, there were no impairment charges related to these intangible assets.

Recoverability of Royalty Advances and Commitments

The Company’s ability to earn-out royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the non-recoverable minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 28, 2014, the Company had $230,840 of prepaid royalties, $132,146 of which are included in prepaid expenses and other current assets and $98,694 of which are included in other assets. During 2014 there were no significant charges related to this policy.

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

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on plan assets used in the calculation of 2014 pension expense for the U.S. plans was 7.00%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2014 pension expense for U.S. plans by approximately $660.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. The Company’s weighted average discount rate for its U.S. plans used for the calculation of 2014 pension expense was 5.02%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2014 pension expense by approximately $460.

Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. At December 28, 2014, the Company’s U.S. plans had unrecognized actuarial losses of $123,968 included in accumulated other comprehensive earnings related to its defined benefit pension plans compared to $69,716 at December 28, 2013. The increase primarily reflects unrecognized actuarial losses in 2014 compared to gains in 2013, due to a decrease in the discount rate used to measure plan obligations at December 28, 2014 as well as utilization of updated mortality tables which reflect increased life expectancy. The discount rate used to calculate the projected benefit obligation at December 28, 2014 decreased to 4.19% from 5.02% used at December 29, 2013. A decrease of 0.25% in the Company’s discount rate would have increased the 2014 projected benefit obligation by approximately $12,175. Pension plan assets are valued on the basis of their fair market value on the measurement date. These changes in the fair market value of plan assets impact the amount of future pension expense due to amortization of the unrecognized actuarial losses or gains.

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

An estimated effective income tax rate is applied to the Company’s interim results. In the event there is a significant unusual or extraordinary item recognized in the Company’s interim results, the tax attributable to that item is separately calculated and recorded at the time. In addition, changes in judgment regarding likely outcomes related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2014 and 2013, the Company recorded a net benefit of approximately $20,000 and $30,000, respectively, associated with discrete tax events, primarily related to the completion of U.S. and Mexico tax examinations as well as certain other U.S. and foreign prior period tax adjustments. During 2014 the Company paid approximately $65,000 to settle tax assessments and years subject to audit from 2000 through 2013 in Mexico. The Company incurred additional tax expense in 2014 of $6,910 related to this settlement.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the consolidated financial statements or at a different amount than that which is recognized on the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheets. Deferred tax assets represent deductions that have been reflected in the consolidated financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s consolidated financial statements or income recognized in the consolidated financial statements that has not yet been recognized in the Company’s income tax return. Deferred income taxes have not been provided on most of the undistributed earnings of international subsidiaries as most of such earnings are indefinitely reinvested by the Company. In the event the Company determines that such earnings will not be indefinitely reinvested, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax of the international subsidiaries. At December 28, 2014, the difference between the tax rates in the United States and the applicable tax of the international subsidiaries on cumulative undistributed earnings was approximately $513,000.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,559,895 in principal amount of long-term debt outstanding at December 28, 2014. Future payments required under these and other obligations as of December 28, 2014 are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$—	—	350,000	—	—	1,209,895	1,559,895
Interest payments on long-term debt	85,803	85,803	85,803	63,753	63,753	1,109,903	1,494,818
Operating lease commitments	35,405	27,621	20,569	17,586	15,785	23,456	140,422
Future minimum guaranteed contractual royalty payments	17,238	37,387	57,209	55,959	52,209	25,570	245,572
Tax sharing agreement	4,900	6,400	6,700	7,000	7,600	57,100	89,700
Purchase commitments	295,244	—	—	—	—	—	295,244

	$438,590	157,211	520,281	144,298	139,347	2,425,924	3,825,651

Included in other liabilities in the consolidated balance sheets at December 28, 2014, the Company has a liability, including potential interest and penalties, of $39,458 for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution for remaining uncertain tax positions and as such, does not know the ultimate timing of payments related to this liability. Accordingly, these amounts are not included in the table above.

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

The table above excludes up to $110,000 in guaranteed royalties related to the Company’s license agreement with Disney related to MARVEL as such amounts are contingent on the quantity and type of theatrical movie releases and may be payable during the next six years. Approximately $40,000 of these additional royalties are expected to be paid in 2015 based on expected qualifying theatrical releases.

The table above also excludes $150,000 in guaranteed royalties related to the Company’s license agreement with Disney related to STAR WARS as the amount and timing of such payments are due in accordance with the anticipated releases of new STAR WARS theatrical releases. The Company expects to pay $50,000 in 2015 based on the anticipated theatrical release of STAR WARS: THE FORCE AWAKENS in December 2015.

Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheets as of December 28, 2014.

In addition to the amounts included in the table above, the Company expects to make contributions totaling approximately $4,000 related to its unfunded U.S. and other International pension plans in 2015. The Company also has letters of credit and related instruments of approximately $167,117 at December 28, 2014. Letters of credit and related instruments include bonds of approximately $146,410 related to tax assessments in Mexico which were settled in December 2014. The Company expects these bonds to be cancelled during the first quarter of 2015.

The Company believes that cash from operations and funds available through its commercial paper program or lines of credit will allow the Company to meet these and other obligations described above.

Financial Risk Management

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound sterling, Canadian dollar, Brazilian real, Russian ruble and Mexican peso and, to a lesser extent, other currencies in Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $74,700 decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the value of the forecasted foreign currency transactions.

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

The Company reflects all derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At December 28, 2014, these contracts had net unrealized gains of $65,937, of which $35,086 are recorded in prepaid expenses and other current assets, $34,062 are recorded in other assets, and ($2,591) are recorded in accrued liabilities. Included in accumulated other comprehensive earnings at December 28, 2014 are deferred gains of $64,200, net of tax, related to these derivatives.

At December 28, 2014, the Company had fixed rate long-term debt of $1,559,895. Of this long-term debt, $600,000 represents the aggregate issuance of long-term debt in May 2014 which consists of $300,000 of 3.15% Notes Due 2021 and $300,000 of 5.10% Notes Due 2044. During the fourth quarter of 2013 and first quarter of 2014, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500,000 to hedge the anticipated underlying U.S. Treasury interest rate associated with the May 2014 debt issuance. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance, $33,306, was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at December 28, 2014 are deferred losses, net of tax, of $20,511 related to these derivatives.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 38% of its consolidated net revenues in 2014 and 39% and 42% of its consolidated net revenues in 2013 and 2012, respectively. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2014, approximately 65% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2014 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity for each of the fiscal years in the three-year period ended December 28, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Providence, Rhode Island

February 26, 2015

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 28, 2014 and December 29, 2013

(Thousands of Dollars Except Share Data)

	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$893,167	682,449
Accounts receivable, less allowance for doubtful accounts of $15,900 in 2014 and $19,000 in 2013	1,094,673	1,093,620
Inventories	339,572	348,794
Prepaid expenses and other current assets	391,688	355,594

Total current assets	2,719,100	2,480,457
Property, plant and equipment, net	237,489	236,263

Other assets
Goodwill	593,438	594,321
Other intangibles, net	324,528	375,999
Other	657,587	715,227

Total other assets	1,575,553	1,685,547

Total assets	$4,532,142	4,402,267

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$252,481	8,332
Current portion of long-term debt	—	428,390
Accounts payable	212,549	198,799
Accrued liabilities	609,904	727,759

Total current liabilities	1,074,934	1,363,280
Long-term debt	1,559,895	959,895
Other liabilities	388,919	351,304

Total liabilities	3,023,748	2,674,479

Redeemable noncontrolling interests	42,730	45,445

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2014 and 2013	104,847	104,847
Additional paid-in capital	806,265	734,181
Retained earnings	3,630,072	3,432,176
Accumulated other comprehensive loss	(95,454)	(34,135)
Treasury stock, at cost, 85,168,478 shares in 2014 and 78,640,228 shares in 2013	(2,980,066)	(2,554,726)

Total shareholders’ equity	1,465,664	1,682,343

Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$4,532,142	4,402,267

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2014	2013	2012
Net revenues	$4,277,207	4,082,157	4,088,983

Costs and expenses
Cost of sales	1,698,372	1,672,901	1,671,980
Royalties	305,317	338,919	302,066
Product development	222,556	207,591	201,197
Advertising	420,256	398,098	422,239
Amortization of intangibles	52,708	78,186	50,569
Program production cost amortization	47,086	47,690	41,800
Selling, distribution and administration	895,537	871,679	847,347

Total expenses	3,641,832	3,615,064	3,537,198

Operating profit	635,375	467,093	551,785

Non-operating (income) expense
Interest expense	93,098	105,585	91,141
Interest income	(3,759)	(4,925)	(6,333)
Other expense, net	6,048	14,611	13,575

Total non-operating expense, net	95,387	115,271	98,383

Earnings before income taxes	539,988	351,822	453,402
Income taxes	126,678	67,894	117,403

Net earnings	413,310	283,928	335,999
Net loss attributable to noncontrolling interests	(2,620)	(2,270)	—

Net earnings attributable to Hasbro, Inc.	$415,930	286,198	335,999

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$3.24	2.20	2.58

Diluted	$3.20	2.17	2.55

Cash dividends declared	$1.72	1.60	1.44

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Fiscal Years Ended in December

(Thousands of Dollars)

	2014	2013	2012
Net earnings	$413,310	283,928	335,999

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(65,970)	(11,104)	8,325
Unrealized holding gains on available-for-sale securities, net of tax	1,900	—	—
Net gains (losses) on cash flow hedging activities, net of tax	47,600	(3,075)	(3,704)
Changes in unrecognized pension and postretirement amounts, net of tax	(51,206)	47,081	(38,335)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	3,402	(3,230)	(7,385)
Amortization of unrecognized pension and postretirement amounts	2,955	8,500	4,735

Other comprehensive earnings (loss)	(61,319)	38,172	(36,364)

Total comprehensive earnings	351,991	322,100	299,635
Total comprehensive loss attributable to noncontrolling interests	(2,620)	(2,270)	—

Total comprehensive earnings attributable to Hasbro, Inc.	$354,611	324,370	299,635

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2014	2013	2012
Cash flows from operating activities
Net earnings	$413,310	283,928	335,999
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	105,258	102,799	99,718
Amortization of intangibles	52,708	78,186	50,569
Program production cost amortization	47,086	47,690	41,800
Deferred income taxes	(9,755)	(19,183)	(16,086)
Stock-based compensation	36,152	21,272	19,434
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(112,366)	(86,616)	28,690
(Increase) decrease in inventories	(28,944)	(37,511)	22,546
Decrease (increase) in prepaid expenses and other current assets	30,760	(5,021)	6,529
Program production costs	(31,424)	(41,325)	(59,277)
(Decrease) increase in accounts payable and accrued liabilities	(957)	140,092	(22,362)
Other, including long-term advances	(47,417)	(83,179)	27,236

Net cash provided by operating activities	454,411	401,132	534,796

Cash flows from investing activities
Additions to property, plant and equipment	(113,388)	(112,031)	(112,091)
Investments and acquisitions, net of cash acquired	—	(110,698)	—
Proceeds from partial sale of equity interest in joint venture	64,400	—	—
Other	48,503	4,986	5,919

Net cash utilized by investing activities	(485)	(217,743)	(106,172)

Cash flows from financing activities
Net proceeds from borrowings with maturity greater than three months	559,986	—	—
Repayments of borrowings with maturity greater than three months	(425,000)	—	—
Net proceeds from (repayments of) other short-term borrowings	246,054	(215,273)	43,106
Purchases of common stock	(459,564)	(103,488)	(98,005)
Stock option transactions	60,519	118,122	54,963
Excess tax benefits from stock-based compensation	10,914	22,300	14,477
Dividends paid	(216,855)	(156,129)	(225,464)
Other	(7,010)	(6,541)	(8,456)

Net cash utilized by financing activities	(230,956)	(341,009)	(219,379)

Effect of exchange rate changes on cash	(12,252)	(9,632)	(1,232)

Increase (decrease) in cash and cash equivalents	210,718	(167,252)	208,013
Cash and cash equivalents at beginning of year	682,449	849,701	641,688

Cash and cash equivalents at end of year	$893,167	682,449	849,701

Supplemental information
Interest paid	$106,755	90,605	93,957

Income taxes paid	$182,158	88,189	110,544

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Treasury Stock	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
Balance, December 25, 2011	$104,847	630,044	3,205,420	(35,943)	(2,486,853)	$1,417,515	$—
Net earnings	—	—	335,999	—	—	335,999	—
Other comprehensive loss	—	—	—	(36,364)	—	(36,364)	—
Stock-based compensation transactions	—	6,695	—	—	51,015	57,710	—
Purchases of common stock	—	—	—	—	(100,041)	(100,041)	—
Stock-based compensation expense	—	19,204	—	—	230	19,434	—
Dividends declared	—	—	(186,874)	—	—	(186,874)	—

Balance, December 30, 2012	$104,847	655,943	3,354,545	(72,307)	(2,535,649)	$1,507,379	$—
Redeemable noncontrolling interest related to acquisition of Backflip Studios, LLC	—	—	—	—	—	—	48,000
Net earnings attributable to Hasbro, Inc.	—	—	286,198	—	—	286,198	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(2,270)
Other comprehensive earnings	—	—	—	38,172	—	38,172	—
Stock-based compensation transactions	—	57,070	—	—	83,324	140,394	—
Purchases of common stock	—	—	—	—	(102,505)	(102,505)	—
Stock-based compensation expense	—	21,168	—	—	104	21,272	—
Dividends declared	—	—	(208,567)	—	—	(208,567)	—
Distributions paid to noncontrolling owners	—	—	—	—	—	—	(285)

Balance, December 29, 2013	$104,847	734,181	3,432,176	(34,135)	(2,554,726)	$1,682,343	$45,445
Net earnings attributable to Hasbro, Inc.	—	—	415,930	—	—	415,930	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(2,620)
Other comprehensive loss	—	—	—	(61,319)	—	(61,319)	—
Stock-based compensation transactions	—	36,063	—	—	35,370	71,433	—
Purchases of common stock	—	—	—	—	(460,841)	(460,841)	—
Stock-based compensation expense	—	36,021	—	—	131	36,152	—
Dividends declared	—	—	(218,034)	—	—	(218,034)	—
Net distributions paid to noncontrolling owners	—	—	—	—	—	—	(95)

Balance, December 28, 2014	$104,847	806,265	3,630,072	(95,454)	(2,980,066)	$1,465,664	$42,730

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

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 28, 2014 and December 29, 2013 were fifty-two week periods while the fiscal year ended December 30, 2012 was a fifty-three week period.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

Marketable Securities

Marketable securities consist of investments in private investment funds. These investments are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and, due to the nature and business purpose of these investments, the Company has selected the fair value option which requires the Company to record the unrealized gains and losses on these investments in the consolidated statements of operations at the time they occur. Marketable securities also include common stock in a public company arising from a business relationship which are also included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Due to its nature and business purpose, the Company records unrealized gains and losses on this investment in accumulated other comprehensive loss in the consolidated balance sheets until it is sold at which point the realized gains or losses will be recognized in the consolidated statements of operations.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Accounts receivable, net on the consolidated balance sheet represents amounts due from customers less the allowance for doubtful accounts as well as allowances for discounts, rebates and returns.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At December 28, 2014 and December 29, 2013, finished goods comprised 94% and 90% of inventories, respectively.

Equity Method Investment

For the Company’s equity method investments, only the Company’s investment in and amounts due to and from the equity method investment are included in the consolidated balance sheets and only the Company’s share of the equity method investment’s earnings (losses) is included in other expense, net in the consolidated statements of operations. Dividends, cash distributions, loans or other cash received from the equity method investment, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statements of cash flows.

The Company reviews its equity method investments for impairment on a periodic basis. If it has been determined that the fair value of the equity investment is less than its related carrying value and that this decline is other-than-temporary, the carrying value of the investment is adjusted downward to reflect these declines in value. The Company has one significant equity method investment, its 40% interest in a joint venture with Discovery Communications, Inc (“Discovery”).

The Company and Discovery are party to an option agreement with respect to this joint venture. The Company has recorded a liability for this option agreement at fair value which is included in other liabilities in the consolidated balance sheets. Unrealized gains and losses on this option are recognized in the consolidated statements of operations as they occur.

See notes 5 and 12 for additional information.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment at least annually. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. This quantitative two-step process begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. When performing the quantitative two-step impairment test, goodwill and intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value, also calculated using the present value of expected future cash flows.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company may bypass the quantitative two-step impairment process and perform a qualitative assessment if it is not more likely than not that impairment exists. Performing a qualitative assessment of goodwill requires a high degree of judgment regarding assumptions underlying the valuation. Qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

During the fourth quarter of 2014, the Company performed a qualitative assessment with respect to goodwill associated with all but one of its reporting units which determined that it was not necessary to perform a quantitative assessment. The Company also performed quantitative two-step annual impairment tests related to its intangible assets with indefinite lives, as well as goodwill associated with Backflip Studios, the Company’s majority owned mobile gaming reporting unit, in the fourth quarter of 2014 and no impairments were indicated as the estimated fair values were in excess of the carrying value of the related intangible assets or reporting units, as applicable.

The remaining intangibles having defined lives are being amortized over periods ranging from four to twenty years, primarily using the straight-line method. At December 28, 2014, approximately 13% of other intangibles, net are being amortized in proportion to actual and projected revenues.

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods to depreciate the cost of property, plant and equipment over their estimated useful lives. The principal lives, in years, used in determining depreciation rates of various assets are: land improvements 15 to 19, buildings and improvements 15 to 25 and machinery and equipment (including computer hardware and software) 3 to 12. Depreciation expense is classified in the consolidated statements of operations based on the nature of the property and equipment being depreciated. Tools, dies and molds are depreciated over a three-year period or their useful lives, whichever is less, using an accelerated method. The Company generally owns all tools, dies and molds related to its products.

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 28, 2014, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 28, 2014 also include long-term borrowings (see note 9 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 9, 12 and 16).

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

Costs of Sales

Cost of sales primarily consists of purchased materials, labor, tooling, manufacturing overheads and other inventory-related costs, such as obsolescence.

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

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2014, 2013 and 2012, these costs were $157,326, $155,316 and $157,035, respectively, and are included in selling, distribution and administration expenses.

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

The Company uses a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the consolidated financial statements. The second step determines the measurement of the tax position. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues, costs and expenses are translated at weighted average exchange rates during each reporting period. Net earnings include gains or losses resulting from foreign currency transactions and, when required, translation gains and losses resulting from the use of the U.S. dollar as the functional currency in highly inflationary economies. Other gains and losses resulting from translation of financial statements are a component of other comprehensive earnings (loss).

Pension Plans, Postretirement and Postemployment Benefits

Pension expense and related amounts in the consolidated balance sheet are based on actuarial computations of current and future benefits. Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2015, the Company expects to contribute approximately $4,000 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. It also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Risk Management Contracts

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars as well as Euros. Further, the Company also used forward-starting interest rate swap agreements to hedge the interest payments related to the refinancing of the Company’s long-term debt which came due in 2014. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

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

The Company also used interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates. The interest rate swaps were matched with long-term debt due in 2014 and designated as fair value hedges of the change in fair value of the related debt obligations. These agreements were recorded at their fair value as an asset or liability. Gains and losses on these contracts were included in the consolidated statements of operations and wholly offset by changes in the fair value of the related long-term debt. In November 2012, these interest rate swap agreements were terminated. The realized gain on the interest rate swaps was recorded as an adjustment to long-term debt and was amortized through the consolidated statements of operations over the term of the related long-term debt using a straight-line method.

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 674, 760 and 3,409 for 2014, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 28, 2014 is as follows:

	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$415,930	415,930	286,198	286,198	335,999	335,999

Average shares outstanding	128,411	128,411	130,186	130,186	130,067	130,067
Effect of dilutive securities:
Options and other share-based awards	—	1,475	—	1,602	—	1,859

Equivalent shares	128,411	129,886	130,186	131,788	130,067	131,926

Net earnings attributable to Hasbro, Inc. per share	$3.24	3.20	2.20	2.17	2.58	2.55

(2)     Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the three years ended December 28, 2014.

	2014	2013	2012
Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$8,259	(511)	(384)
Tax benefit (expense) on unrealized holding gains	(1,077)	—	—
Tax benefit (expense) on unrecognized pension and postretirement amounts	23,869	(25,193)	18,714
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(2,488)	946	1,378
Tax (benefit) expense on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(1,327)	(4,275)	(2,498)

Total tax effect on other comprehensive earnings (loss)	$27,236	(29,033)	17,210

In 2014, 2013 and 2012, net (gains) losses on cash flow hedging activities reclassified to earnings, net of tax, included losses of $(58), $(168) and $90, respectively, as a result of hedge ineffectiveness.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 28, 2014, the Company had remaining net deferred gains on hedging instruments, net of tax, of $43,689 in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2014 or forecasted to be purchased during 2015 and 2016, intercompany expenses expected to be paid or received during 2015 and 2016, cash receipts for sales made at the end of 2014 or forecasted to be made in 2015 and interest payments related to long-term notes due 2021 and 2044. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses. Of the net deferred gains included in AOCE at December 28, 2014, the Company expects approximately $28,834 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

Changes in the components of accumulated other comprehensive earnings (loss), net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2014
Balance at December 29, 2013	$(64,841)	(7,313)	—	38,019	(34,135)
Current period other comprehensive earnings (loss)	(51,206)	47,600	1,900	(65,970)	(67,676)
Reclassifications from AOCE to earnings	2,955	3,402	—	—	6,357

Balance at December 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)

2013
Balance at December 30, 2012	$(120,422)	(1,008)	—	49,123	(72,307)
Current period other comprehensive earnings (loss)	47,081	(3,075)	—	(11,104)	32,902
Reclassifications from AOCE to earnings	8,500	(3,230)	—	—	5,270

Balance at December 29, 2013	$(64,841)	(7,313)	—	38,019	(34,135)

2012
Balance at December 25, 2011	$(86,822)	10,081	—	40,798	(35,943)
Current period other comprehensive earnings (loss)	(38,335)	(3,704)	—	8,325	(33,714)
Reclassifications from AOCE to earnings	4,735	(7,385)	—	—	(2,650)

Balance at December 30, 2012	$(120,422)	(1,008)	—	49,123	(72,307)

See notes 14 and 16 for additional discussion on reclassifications from AOCE to earnings.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(3)    Property, Plant and Equipment

	2014	2013
Land and improvements	$6,784	7,870
Buildings and improvements	234,149	241,886
Machinery, equipment and software	447,434	435,778

	688,367	685,534
Less accumulated depreciation	508,600	500,478

	179,767	185,056
Tools, dies and molds, net of accumulated depreciation	57,722	51,207

Total property, plant and equipment, net	$237,489	236,263

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

The Company performs an annual impairment test on goodwill and intangible assets with indefinite lives. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 28, 2014, no such events occurred. The Company completed its annual impairment tests of goodwill in the fourth quarters of 2014, 2013 and 2012 concluding that there was no impairment of its goodwill or indefinite lived intangibles.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of the goodwill impairment testing, these assets are allocated to the reporting units within the Company’s operating segments. Changes in the carrying amount of goodwill, by operating segment, for the years ended December 28, 2014 and December 29, 2013 are as follows:

	U.S. and Canada	International	Entertainment and Licensing	Total
2014
Balance at December 29, 2013	$296,978	171,736	125,607	594,321
Foreign exchange translation	—	(883)	—	(883)

Balance at December 28, 2014	$296,978	170,853	125,607	593,438

2013
Balance at December 30, 2012	$296,978	171,451	6,496	474,925
Acquired during the period	—	—	119,111	119,111
Foreign exchange translation	—	285	—	285

Balance at December 29, 2013	$296,978	171,736	125,607	594,321

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

Based on a valuation of approximately $160,000, the Company has allocated approximately $6,000 to net tangible assets, $35,000 to identifiable intangible assets, $119,000 to goodwill, and $48,000 to redeemable noncontrolling interests. The valuation was based on the income approach which utilizes discounted future cash flows expected to be generated from the acquired business. Identifiable intangible assets include property rights which are being amortized over the projected revenue curve over a period of four years. Actual results achieved from these acquired game titles may impact the carrying value of these intangibles or the timing of amortization expense. Goodwill reflects the value to the Company from leveraging Backflip’s expertise in developing and marketing mobile digital games, including the continued expansion of its own brands in this arena. Goodwill is tested for impairment annually unless an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its two-step quantitative impairment test of this reporting unit during the fourth quarter of 2014 and concluded there was no impairment.

The value of the redeemable noncontrolling interests has been presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. This presentation is required because the Company has the obligation to purchase the remaining 30% of Backflip in the future contingent on the achievement by Backflip of certain predetermined financial metrics. At December 28, 2014 and December 29, 2013, this 30% redeemable noncontrolling interest was $42,730 and $45,445, respectively.

The consolidated statements of operations for the year ended December 29, 2013 included the operations of Backflip from the closing date of July 8, 2013 whereas full year operations are included in the consolidated statements of operations for the year ended December 28, 2014. Actual and pro forma results have not been disclosed because they are not material to the consolidated financial statements. Net loss attributable to noncontrolling interests for the years ended December 28, 2014 and December 29, 2013 was $2,620 and $2,270 respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A summary of the Company’s other intangibles, net at December 28, 2014 and December 29, 2013:

	2014	2013
Acquired product rights	$789,781	788,544
Licensed rights of entertainment properties	256,555	256,555
Accumulated amortization	(797,546)	(744,838)

Amortizable intangible assets	248,790	300,261
Product rights with indefinite lives	75,738	75,738

Total other intangibles, net	$324,528	375,999

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

2015	$44,000
2016	35,000
2017	33,000
2018	24,000
2019	40,000

(5)    Equity Method Investment

The Company owns an interest in a joint venture, Hub Television Networks, LLC (the “Network”), with Discovery Communications, Inc. (“Discovery”). The Company has determined that it does not meet the control requirements to consolidate the Network and accounts for the investment using the equity method of accounting. The Network was established to create a cable television network in the United States dedicated to high-quality children’s and family entertainment. In October 2009, the Company purchased an initial 50% share in the Network for a payment of $300,000 and certain future tax payments based on the value of certain tax benefits expected to be received by the Company. On September 23, 2014, the Company and Discovery amended their relationship with respect to the Network and Discovery has increased its equity interest in the Network to 60% while the Company retains a 40% equity interest in the Network. The change in equity interests was accomplished partly through a redemption of interests owned by the Company and partly through the purchase of interests by Discovery from the Company. In connection with this reduction in its equity ownership the Company was paid a cash purchase price of $64,400 by Discovery. In connection with the restructuring of the Network, the Company recognized a net expense of $28,326, which includes a charge resulting from an option agreement and the Company’s share of severance charges and programming write-downs recognized by the Network, partially offset by a gain from the reduction of amounts due to Discovery under a tax sharing agreement and is primarily included in other (income) expense, net in the consolidated statements of operations.

In connection with amendments, the Company and Discovery also entered into an option agreement related to the Company’s remaining 40% ownership in the Network, exercisable during the one-year period following December 31, 2021. The exercise price of the option agreement is based upon 80% of the then fair market value

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

of the Network, subject to a fair market value floor. In connection with the amendment, the Company recorded a charge in other expense, related to the fair market value of the option agreement totaling $25,590. At December 28, 2014, $25,340 is included as a component of other liabilities related to the fair value of this option agreement.

As a result of the reduction in the Company’s ownership in the Network, the Company also received a benefit from a reduction in amounts due to Discovery under the existing tax sharing agreement. The present value of the expected future payments at the acquisition date totaled approximately $67,900 and was recorded as a component of the Company’s investment in the joint venture. For the year ended December 28, 2014, the Company recorded a net benefit in other expense related to the reduction in the amounts due to Discovery under the tax sharing agreement totaling $12,834. The balance of the associated liability, including imputed interest, was $55,107 and $69,749 at December 28, 2014 and December 29, 2013, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets. During 2014, 2013 and 2012, the Company made payments under the tax sharing agreement to Discovery of $7,010, $6,541 and $5,954, respectively.

The Company has a license agreement with the Network that requires the payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license includes a minimum royalty guarantee of $125,000, payable in five annual installments of $25,000 per year, commencing in 2009, which could be earned out over approximately a 10-year period. During 2013 and 2012, the Company paid annual installments of $25,000 each which are included in other, including long-term advances in the consolidated statements of cash flows. The payment made in 2013 was the final installment under this agreement. In connection with the amended agreement, the terms of this license were modified resulting in a benefit recorded to royalties totaling $2,328 in the consolidated statements of operations. As of December 28, 2014 and December 29, 2013, the Company had $89,328 and $101,823 of prepaid royalties, respectively, related to this agreement, $12,207 and $15,955, respectively, of which are included in prepaid expenses and other current assets and $77,121 and $85,868, respectively, of which are included in other assets. The Company and the Network are also parties to an agreement under which the Company will provide the Network with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event the Network licenses the programming from the Company to air, it is required to pay the Company a license fee.

As of December 28, 2014 and December 29, 2013 the Company’s investment in the Network totaled $244,587 and $321,876, respectively. The Company’s share in the loss of the Network for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 totaled $9,187, $2,386 and $6,015, respectively and is included as a component of other expense, net in the accompanying consolidated statements of operations. In 2014, the Company’s share in the loss of the Network included charges related to its restructuring totaling $17,278. The Company also enters into certain other transactions with the Network including the licensing of television programming and the purchase of advertising. During 2014, 2013 and 2012, these transactions were not material.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(6)    Program Production Costs

Program production costs are included in other assets and consist of the following at December 28, 2014 and December 29, 2013:

	2014	2013
Released, less amortization	$41,742	59,783
In production	24,607	17,683
Pre-production	1,841	2,499

Total program production costs	$68,190	79,965

Based on management’s total revenue estimates at December 28, 2014, substantially all of the unamortized television programming costs relating to released productions are expected to be amortized during the next three years. Based on current estimates, the Company expects to amortize approximately $26,000 of the $41,742 of released programs during fiscal 2015.

(7)    Financing Arrangements

At December 28, 2014, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $700,000 and $108,000, respectively. All of the short-term borrowings outstanding at the end of 2014 and 2013 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 28, 2014 and December 29, 2013 were 3.80% and 5.25%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 28, 2014. During 2014, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowings under lines of credit and utilization of its commercial paper program discussed below.

The unsecured committed line of credit, as amended on October 2012 (the “Agreement”), provides the Company with a $700,000 committed borrowing facility through October 1, 2017. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 28, 2014.

The Company pays a commitment fee (0.15% as of December 28, 2014) based on the unused portion of the facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, Prime Rate or Eurocurrency Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 28, 2014, the interest rate under the facility was equal to Eurocurrency Rate plus 1.25%.

The Company has an agreement with a group of banks to establish a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 28, 2014, the Company had notes outstanding under the Program of $239,976 with a weighted average interest rate of 0.44%. There were no notes outstanding under the Program at December 29, 2013.

(8)    Accrued Liabilities

Components of accrued liabilities are as follows:

	2014	2013
Royalties	$83,217	168,950
Advertising	78,530	84,815
Payroll and management incentives	82,774	73,970
Other	365,383	400,024

Total accrued liabilities	$609,904	727,759

(9)    Long-Term Debt

Components of long-term debt are as follows:

	2014		2013
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	617,700	500,000	532,750
6.30% Notes Due 2017	350,000	387,660	350,000	400,050
5.10% Notes Due 2044	300,000	316,980	—	—
3.15% Notes Due 2021	300,000	302,700	—	—
6.60% Debentures Due 2028	109,895	128,698	109,895	118,566
6.125% Notes Due 2014	—	—	428,390	435,838

Total long-term debt	1,559,895	1,753,738	1,388,285	1,487,204
Less: Current portion	—	—	428,390	435,838

Long-term debt excluding current portion	$1,559,895	1,753,738	959,895	1,051,366

In May 2014, the Company issued $600,000 in long-term debt which consists of $300,000 of 3.15% Notes Due in 2021 and $300,000 of 5.10% Notes Due in 2044 (collectively, the “Notes”). The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. Prior to the issuance of the Notes, the Company held forward-starting interest rate swap contracts to hedge the variability in the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of the Notes. At the date of issuance, these contracts were terminated and the Company paid $33,306, the fair value of the contracts on that date, to settle. Of this amount, $6,373 related to 3.15% Notes Due 2021 and $26,933 related to 5.10% Notes Due 2044, which have been deferred in AOCE and are being amortized to interest expense over the life of the respective Notes using the effective interest rate method. The proceeds from the Notes have been presented net of the payment for these contracts in the consolidated statements of cash flows.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The carrying cost of the 6.125 % Notes Due 2014 included principal amounts of $425,000 as well as a fair value adjustment of $3,390 at December 29, 2013, related to interest rate swaps. The interest rate swaps were terminated in November 2012 and the fair value adjustment at December 29, 2013 represents the unamortized portion of the fair value of the interest rate swaps at the date of termination. At December 29, 2013, the principal amount and fair value adjustment associated with the 6.125 % Notes Due 2014, totaling $428,390, were included in the current portion of long-term debt. All other carrying costs represent principal amounts and were included in long-term debt excluding the current portion at December 29, 2013. Total principal amounts of long-term debt at December 28, 2014 and December 29, 2013 were $1,559,895 and $1,384,895 respectively.

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

Interest rates for the 6.30% Notes Due 2017 may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 28, 2014, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Rating Services and Fitch Ratings were Baa2, BBB, and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem these notes at its option at the greater of the principal amount of these notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

At December 28, 2014, as detailed above, the Company’s 6.30% Notes mature in 2017. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2019. The aggregate principal amount of long-term debt maturing in the next five years is $350,000.

(10)    Income Taxes

Income taxes attributable to earnings before income taxes are:

	2014	2013	2012
Current
United States	$70,390	12,760	64,076
State and local	3,134	1,677	1,587
International	62,909	72,640	67,826

	136,433	87,077	133,489

Deferred
United States	(15,448)	(10,751)	(8,832)
State and local	(530)	(368)	(303)
International	6,223	(8,064)	(6,951)

	(9,755)	(19,183)	(16,086)

Total income taxes	$126,678	67,894	117,403

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Certain income tax (benefits) expenses, not reflected in income taxes in the consolidated statements of operations totaled $(38,223) in 2014, $6,733 in 2013 and $(31,682) in 2012 which relate primarily to stock options and pensions. In 2014, 2013 and 2012, the deferred tax portion of the total (benefit) expense was $(27,236), $29,033 and $(17,210), respectively.

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2014	2013	2012
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.3	0.3	0.3
Tax on international earnings	(8.1)	(11.4)	(9.4)
Exam settlements and statute expirations	(5.2)	(7.4)	(7.0)
Other, net	1.5	2.8	7.0

	23.5%	19.3%	25.9%

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2014	2013	2012
United States	$190,769	54,424	113,893
International	349,219	297,398	339,509

Total earnings before income taxes	$539,988	351,822	453,402

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 28, 2014 and December 29, 2013 are:

	2014	2013
Deferred tax assets:
Accounts receivable	$20,874	20,853
Inventories	14,698	16,272
Loss and credit carryforwards	32,393	27,870
Operating expenses	48,998	54,255
Pension	53,789	31,533
Other compensation	48,498	46,206
Postretirement benefits	10,092	12,873
Interest rate hedge	11,638	—
Tax sharing agreement	18,840	24,835
Other	27,817	30,338

Gross deferred tax assets	287,637	265,035
Valuation allowance	(26,319)	(21,474)

Net deferred tax assets	261,318	243,561
Deferred tax liabilities:
Depreciation and amortization of long-lived assets	59,895	66,856
Equity method investment	2,001	18,571
Other	13,447	5,455

Deferred tax liabilities	75,343	90,882

Net deferred income taxes	$185,975	152,679

Hasbro has a valuation allowance for certain deferred tax assets at December 28, 2014 of $26,319, which is an increase of $4,845 from $21,474 at December 29, 2013. The valuation allowance pertains to certain U.S. state and international loss and credit carryforwards, some of which have no expiration and others that would expire beginning in 2015.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

At December 28, 2014 and December 29, 2013, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2014	2013
Prepaid expenses and other current assets	$75,595	86,634
Other assets	118,280	67,773
Accrued liabilities	(3,250)	(183)
Other liabilities	(4,650)	(1,545)

Net deferred income taxes	$185,975	152,679

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 is as follows:

	2014	2013	2012
Balance at beginning of year	$55,459	103,067	83,814
Gross increases in prior period tax positions	34,225	8,677	3,089
Gross decreases in prior period tax positions	(1,510)	(33,181)	(10,856)
Gross increases in current period tax positions	8,470	10,353	30,008
Decreases related to settlements with tax authorities	(58,652)	(31,478)	—
Decreases from the expiration of statute of limitations	(2,576)	(1,979)	(2,988)

Balance at end of year	$35,416	55,459	103,067

If the $35,416 balance as of December 28, 2014 is recognized, approximately $35,000 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets.

During 2014, 2013, and 2012 the Company recognized $3,134, $4,634 and $3,110, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 28, 2014, December 29, 2013 and December 30, 2012, the Company had accrued potential interest and penalties of $4,042, $24,547 and $20,377, respectively.

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2013. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2009.

During 2014, as a result of amending 2010 through 2012 U.S. federal income tax returns and making similar adjustments identified in the completion of the 2008 and 2009 U.S. Internal Revenue Service examinations, the Company recognized $12,159 of previously accrued unrecognized tax benefits including the reversal of related accrued interest, primarily related to the deductibility of certain expenses. Of this amount, $324 was recorded as a reduction of deferred tax assets and the remainder as a reduction to income tax expense. The total income tax benefit from the amended returns, including other adjustments, totaled $13,480 during the first quarter of 2014. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

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

The Company had outstanding tax assessments in Mexico for the years 2000 to 2007 and for 2009 based on transfer pricing issues between the Company’s subsidiaries with respect to the Company’s operations in Mexico. During the fourth quarter of 2014, the Company and the Mexican tax authorities resolved these disputes which resulted in a cash payment of approximately $65,000 by the Company to the Mexican tax authorities. During 2014, the income tax charge related to this resolution totaled $4,533. This settlement agreement resolved all of the outstanding tax assessments and also closed all other completed tax years through and included 2013.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

In order to defend its position in court, the Company was required to guarantee the amount of the assessments for the years 2000 to 2004, as is usual and customary in Mexico with respect to these matters. Bonds had been provided to the Mexican government related to the 2000 through 2004 assessments, allowing the Company to defend its positions. Due to the timing of the settlement, these bonds were still outstanding at December 28, 2014 and totaled $146,410 (at year end 2014 exchange rates).

The Company believes it is reasonably possible that certain tax examinations and statutes of limitations may be concluded and will expire within the next 12 months, and that unrecognized tax benefits, excluding potential interest and penalties, may decrease by up to approximately $3,000, substantially all of which would be recorded as a tax benefit if not paid in the consolidated statements of operations. In addition, approximately $600 of potential interest and penalties related to these amounts would also be recorded as a tax benefit in the consolidated statements of operations.

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for indefinite reinvestment is approximately $2,023,000 at December 28, 2014. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $513,000.

(11)    Capital Stock

In August 2013 the Company’s Board of Directors authorized the repurchases of up to $500,000 in common stock after six previous authorizations dated May 2005, July 2006, August 2007, February 2008, April 2010 and May 2011 with a cumulative authorized repurchase amount of $2,825,000 were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2014, the Company repurchased 8,490 shares at an average price of $54.26. The total cost of these repurchases, including transaction costs, was $460,840. At December 28, 2014, $64,151 remained under the current authorizations. In February 2015, the Company’s Board of Directors authorized the repurchase of an additional $500,000 of common stock.

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

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments. At December 28, 2014 and December 29, 2013, these investments totaled $23,560 and $28,048, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $889, $152 and $2,504 on these investments in other (income) expense, net for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively, relating to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 28, 2014 and December 29, 2013, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 28, 2014
Assets:
Available-for-sale securities	$28,042	4,482	17,773	5,787
Derivatives	69,148	—	69,148	—

Total assets	$97,190	4,482	86,921	5,787

Liabilities:
Derivatives	$2,591	—	2,591	—
Option agreement	25,340	—	—	25,340

Total Liabilities	$27,931	—	2,591	25,340

December 29, 2013
Assets:
Available-for-sale securities	$28,048	—	22,564	5,484
Derivatives	4,627	—	4,627	—

Total assets	$32,675	—	27,191	5,484

Liabilities:
Derivatives	$12,330	—	12,330	—

Total Liabilities	$12,330	—	12,330	—

Available-for-sale securities include equity securities of one company quoted on an active public market as well as certain investments valued at net asset values quoted on private markets that are not active. These net asset values are predominantly based on underlying investments which are traded on an active market; investments are redeemable within 45 days. At December 29, 2013 the Company also held an available-for-sale investment in Brazil similar to a repurchase agreement; this investment was valued at the principal plus any interest accrued on the instrument. Lastly, the Company holds an available-for-sale investment which invests in hedge funds which contain financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment. The Company’s derivatives consist primarily of foreign currency forward contracts. At December 29, 2013, the Company also had forward-starting interest rate swap contracts related to the anticipated issuance of the Notes Due 2021 and 2044. The Company used current forward rates of the respective foreign currencies and U.S. treasury interest rates to measure the fair value of these contracts. The option agreement included in other liabilities at December 28, 2014 is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believed that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2014.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2014	2013
Balance at beginning of year	$5,484	7,618
Issuance of option agreement	(25,590)	—
Sales	—	(990)
Net gain (loss) from change in fair value	553	(1,144)

Balance at end of year	$(19,553)	5,484

(13)    Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 12,801 shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.

Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $36,152, $21,272 and $19,434, respectively, and was recorded as follows:

	2014	2013	2012
Cost of sales	$395	152	146
Product development	3,874	1,767	1,854
Selling, distribution and administration	31,883	19,353	17,434

	36,152	21,272	19,434
Income tax benefit	11,745	7,065	6,392

	$24,407	14,207	13,042

Restricted Stock Units

The Company on occasion will issue restricted stock or grant restricted stock units to certain key employees. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally between three and five years. During

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

2014, 2013 and 2012, the Company recognized compensation expense, net of forfeitures, on these awards of $15,643, $8,732 and $2,328, respectively. At December 28, 2014, the amount of total unrecognized compensation cost related to restricted stock units is $34,146 and the weighted average period over which this will be expensed is 29 months.

In October 2012, as part of an Amended and Restated Employment Agreement, the Company’s Chief Executive Officer was awarded 587 shares to be granted in two tranches across 2013 and 2014. As of May 2013, both tranches met the accounting definition for grant date and, as such, are being expensed from 2013 through 2017. Expenses related to 2014 and 2013 are included in the aforementioned recognized and unrecognized compensation costs related to restricted stock units. 468 shares of this award are considered granted in 2013 while the remaining 119 shares were granted in February 2014. These awards provide the recipient with the ability to earn shares of the Company’s common stock based on the Company’s achievement of four stated stock price hurdles and continued employment through December 31, 2017. At the completion of the service period, the recipient will receive one quarter of the award for each stock price hurdle achieved after April 24, 2013. The four stock price hurdles are $45, $52, $56 and $60 which must be met for a period of at least thirty days using the average closing price over such period. In August 2014, the Amended and Restated Employment Agreement was further amended to include additional requirements. Specifically, if the third and fourth stock price hurdles are achieved the number of shares ultimately issued will be dependent on the average stock price for the thirty day period immediately prior to December 31, 2017. This amendment did not result in any incremental fair value to the award which is used to record compensation expense for the award.

The Company used a Monte Carlo simulation valuation model to determine the fair value of these awards. The following inputs were used in the simulation that resulted in an average grant date fair value for this award of $35.56:

Inputs
Grant date stock price	$47.28
Stock price volatility	26.12%
Risk-free interest rate	0.65%
Dividend yield	3.38%

Excluding the aforementioned award for 587 shares, information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Outstanding at beginning of year	702	296	232
Granted	281	451	92
Forfeited	(39)	(44)	(27)
Vested	(7)	(1)	(1)

Outstanding at end of year	937	702	296

Weighted average grant-date fair value:
Granted	$52.06	45.16	36.01
Forfeited	$44.44	40.40	40.80
Vested	$41.19	33.62	32.90
Outstanding at end of year	$45.74	43.10	39.53

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Stock Performance Awards

In 2014, 2013 and 2012, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2016, December 2015, and December 2014 for the 2014, 2013 and 2012 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. The ultimate amount of the award may vary, depending on actual results. Awards may vary from 0% to 200% of the target number of shares.

In October 2012, as part of the Amended and Restated Employment Agreement with the Company’s Chief Executive Officer, the stock performance awards for the Chief Executive Officer for 2014 and 2013 could be adjusted at the time of vesting dependent on the Company’s total shareholder return compared to the Standard & Poor’s 500 return for the applicable performance period. As part of the amendment to this agreement in August 2014, this adjustment was eliminated. The fair value of the award used to record compensation expense was not impacted by this amendment.

Information with respect to Stock Performance Awards for 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Outstanding at beginning of year	943	1,019	1,627
Granted	322	358	695
Forfeited	(32)	(101)	(144)
Cancelled	(578)	(333)	(682)
Vested	—	—	(477)

Outstanding at end of year	655	943	1,019

Weighted average grant-date fair value:
Granted	$52.11	47.21	36.14
Forfeited	$43.21	40.24	37.54
Cancelled	$36.14	45.66	33.76
Vested	$—	—	22.31
Outstanding at end of year	$49.57	40.24	39.57

Shares cancelled in 2014, 2013 and 2012 represent the cancellation of the Stock Performance Awards granted during 2012, 2011 and 2010, respectively, based on failure to meet the targets set forth by the agreement.

During 2014, 2013 and 2012, the Company recognized $11,315, $815 and $3,628, respectively, of expense relating to these awards. Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. In the fourth quarter of 2013, it was determined that it was no longer probable that the minimum targets would be met for certain Stock Performance Awards grants and, as a result, all previously recognized expense totaling $7,046 related to these awards was reversed. At December 28, 2014, the amount of total unrecognized compensation cost related to these awards is approximately $18,310 and the weighted average period over which this will be expensed is 20 months.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Stock Options

Information with respect to stock options for the three years ended December 28, 2014 is as follows:

	2014	2013	2012
Outstanding at beginning of year	5,543	9,283	11,004
Granted	684	776	1,730
Exercised	(1,951)	(4,377)	(3,126)
Expired or forfeited	(90)	(139)	(325)

Outstanding at end of year	4,186	5,543	9,283

Exercisable at end of year	2,374	3,144	6,094

Weighted average exercise price:
Granted	$52.11	47.21	36.14
Exercised	$31.07	26.99	21.23
Expired or forfeited	$39.85	39.59	35.19
Outstanding at end of year	$41.68	36.63	31.25
Exercisable at end of year	$38.90	33.22	27.84

With respect to the 4,186 outstanding options and 2,374 options exercisable at December 28, 2014, the weighted average remaining contractual life of these options was 3.98 years and 3.17 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 28, 2014 was $57,627 and $39,264, respectively. Substantially all unvested outstanding options are expected to vest.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2014, 2013 and 2012 was $8.40, $6.94 and $6.29, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2014, 2013 and 2012:

	2014	2013	2012
Risk-free interest rate	1.42%	0.62%	0.69%
Expected dividend yield	3.30%	3.39%	3.99%
Expected volatility	26%	26%	31%
Expected option life	5 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2014, 2013 and 2012 were $44,890, $89,534 and $49,225, respectively.

At December 28, 2014, the amount of total unrecognized compensation cost related to stock options was $6,599 and the weighted average period over which this will be expensed is 21 months.

Non-Employee Awards

In 2014, 2013 and 2012, the Company granted 34, 33 and 44 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 26 shares from the 2014 grant, 28 shares from the 2013 grant and 33 shares from the 2012 grant has been deferred to the date upon which the

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,834 was recorded in selling, distribution and administration expense in the year ended December 28, 2014 and $1,560 in each year in the two-year period ended December 29, 2013.

Cash-Settled Restricted Stock Units

In 2011 and 2010, the Company granted awards to certain employees consisting of cash settled restricted stock units. Under these awards, the recipients are granted restricted stock units that vest over three years. At the end of the vesting period, the fair value of those units based on Hasbro’s stock price will be paid in cash to the recipient. The Company accounted for these awards as a liability which was marked to market through the consolidated statements of operations based on the current market price and lapsed portion of the vesting period. In 2014, 2013 and 2012, the Company recognized expense of $(113), $1,316 and $1,348, respectively related to these awards.

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

Expenses related to the Company’s defined benefit pension and defined contribution plans for 2014, 2013 and 2012 were approximately $34,300, $35,900 and $40,300, respectively. Of these amounts, $28,100, $23,000 and $29,500, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.

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

At December 28, 2014, the measurement date, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $73,398 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $37,660. At December 29, 2013 the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $24,551 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $34,886.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 28, 2014 and December 29, 2013.

	Pension		Postretirement
	2014	2013	2014	2013
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$332,774	391,681	27,174	36,969
Service cost	1,824	2,579	543	750
Interest cost	16,209	15,597	1,337	1,380
Actuarial (gain) loss	59,640	(45,170)	796	(5,617)
Curtailment	—	2,958	—	—
Plan amendment	—	—	—	(4,408)
Benefits paid	(25,690)	(17,213)	(1,833)	(1,900)
Settlements	—	(16,213)	—	—
Expenses paid	(1,689)	(1,445)	—	—

Projected benefit obligation — ending	$383,068	332,774	28,017	27,174

Accumulated benefit obligation — ending	$383,068	332,774	28,017	27,174

Change in Plan Assets
Fair value of plan assets — beginning	$273,337	273,575	—	—
Actual return on plan assets	20,385	30,619	—	—
Employer contribution	5,667	4,014	—	—
Benefits paid	(25,690)	(17,213)	—	—
Settlements	—	(16,213)	—	—
Expenses paid	(1,689)	(1,445)	—	—

Fair value of plan assets — ending	$272,010	273,337	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(383,068)	(332,774)	(28,017)	(27,174)
Fair value of plan assets	272,010	273,337	—	—

Funded status	(111,058)	(59,437)	(28,017)	(27,174)
Unrecognized net loss (gain)	123,968	69,716	782	(15)
Unrecognized prior service cost (credit)	187	—	(3,401)	(3,857)

Net amount recognized	$13,097	10,279	(30,636)	(31,046)

Accrued liabilities	$(2,990)	(2,978)	(2,100)	(2,100)
Other liabilities	(108,068)	(56,459)	(25,917)	(25,074)
Accumulated other comprehensive earnings (loss)	124,155	69,716	(2,619)	(3,872)

Net amount recognized	$13,097	10,279	(30,636)	(31,046)

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

In fiscal 2015, the Company expects amortization of unrecognized net losses and unrecognized prior service cost related to its defined benefit pension plans of $7,452 and $98, respectively, to be included as a component of net periodic benefit cost. The Company expects amortization of unrecognized prior service credits in 2015 related to its postretirement plan of $(457).

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2014	2013
Pension
Weighted average discount rate	4.19%	5.02%
Mortality table	RP-2014/Scale BB	RP-2000/IRS Static Basis
Postretirement
Discount rate	4.23%	5.11%
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2020	2020

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset class and fair value hierarchy level (as described in note 12) as of December 28, 2014 and December 29, 2013 are as follows:

	Fair Value	Fair value measurements using:
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014:
Equity:
Large Cap	$14,100	14,100	—	—
Small Cap	18,000	18,000	—	—
International	34,300	—	34,300	—
Other	36,400	—	—	36,400
Fixed Income	132,100	—	110,100	22,000
Total Return Fund	28,600	—	28,600	—
Cash Equivalents	8,500	—	8,500	—

	$272,000	32,100	181,500	58,400

2013:
Equity:
Large Cap	$14,700	14,700	—	—
Small Cap	18,400	18,400	—	—
International	40,100	—	40,100	—
Other	59,500	—	—	59,500
Fixed Income	103,700	—	100,700	3,000
Total Return Fund	27,900	—	27,900	—
Cash Equivalents	9,000	—	9,000	—

	$273,300	33,100	177,700	62,500

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Level 1 assets consist of investments traded on active markets that are valued using published closing prices. The Plans’ Level 2 assets primarily consist of investments in common and collective trusts as well as other private investment funds that are valued using the net asset values provided by the trust or fund. Although these trusts and funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. The Company believes that these investments could be sold at amounts approximating the net asset values provided by the trust or fund. The Plans’ Level 3 assets consist of an investment in a hedge fund which is valued using the net asset value provided by the investment manager as well as an investment in a public-private investment fund which is also valued using the net asset value provided by the investment manager. The hedge fund contains investments in financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The public-private investment fund, which is included in fixed income investments above, invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. These securities are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset. The Company believes that the net asset value is the best information available for use in the fair value measurement of this fund. Of the activity in Level 3 assets for 2014, $400 relates to purchases of investments, $10,800 relates to capital distributions, $3,400 relates to realized gains on assets sold during the period and $2,900 relates to the unrealized gains on plan assets still held at December 28, 2014.

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

The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 7.00%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term obligations to employees. The Company’s asset allocation includes alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity, total return fund and fixed income asset categories at December 28, 2014 and December 29, 2013. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

For 2014, 2013 and 2012, the Company measured the assets and obligations of the Plans as of the fiscal year-end. The following is a detail of the components of the net periodic benefit cost for the three years ended December 28, 2014.

	2014	2013	2012
Components of Net Periodic Cost
Pension
Service cost	$1,824	2,579	1,784
Interest cost	16,209	15,597	16,669
Expected return on assets	(18,631)	(17,761)	(18,097)
Amortization of prior service cost	98	98	157
Amortization of actuarial loss	3,351	7,070	6,221
Curtailment/settlement losses	—	6,993	672

Net periodic benefit cost	$2,851	14,576	7,406

Postretirement
Service cost	$543	750	735
Interest cost	1,337	1,380	1,758
Amortization of actuarial (gain) loss	(457)	(264)	80

Net periodic benefit cost	$1,423	1,866	2,573

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2014	2013	2012
Pension
Weighted average discount rate	5.02%	4.49%	4.96%
Long-term rate of return on plan assets	7.00%	7.00%	7.00%
Postretirement
Discount rate	5.11%	4.34%	5.17%
Health care cost trend rate assumed for next year	7.00%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 28, 2014 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 1%.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan for the next five years subsequent to 2014 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2015	$19,838	2,041
2016	19,899	1,650
2017	20,632	1,603
2018	21,361	1,555
2019	21,822	1,490
2020-2024	116,138	6,923

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 28, 2014 and December 29, 2013, the defined benefit plans had total projected benefit obligations of $147,528 and $112,460, respectively, and fair values of plan assets of $102,375 and $85,335, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $3,363, $4,085 and $3,458 in 2014, 2013 and 2012, respectively. In fiscal 2015, the Company expects amortization of $(43) of prior service costs, $1,515 of unrecognized net losses and $3 of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2014 and in the aggregate for the five years thereafter are as follows: 2015: $1,834; 2016: $1,881; 2017: $2,062; 2018: $2,285; 2019: $2,440; and 2020 through 2024: $16,135.

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

(15)    Leases

Hasbro occupies offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2014, 2013 and 2012 amounted to $47,026, $44,511 and $46,636, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2014 and in the aggregate thereafter are as follows: 2015: $35,405; 2016: $27,621; 2017: $20,569; 2018: $17,586; 2019: $15,785; and thereafter: $23,456.

All leases expire prior to the end of 2024. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2015.

(16)    Derivative Financial Instruments

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

hedge future currency requirements related to purchases of inventory, product sales and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. Further, during the fourth quarter of 2013 and first half of 2014 Hasbro used forward-starting interest rate swap agreements to hedge anticipated interest payments. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

The Company was also party to several interest rate swap agreements to adjust the amount of long-term debt subject to fixed interest rates which were terminated during 2012. For additional information related to these interest rate swaps see note 9.

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in 2015 and 2016.

At December 28, 2014 and December 29, 2013, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2014		2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$863,232	69,049	577,138	(7,493)
Intercompany royalty transaction	—	—	4,948	(2,774)
Sales	139,946	829	171,393	(1,965)
Other	51,213	(1,008)	46,563	302

Total	$1,054,391	68,870	800,042	(11,930)

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 28, 2014 and December 29, 2013 as follows:

	2014	2013
Prepaid expenses and other current assets
Unrealized gains	$46,594	1,088
Unrealized losses	(11,508)	(702)

Net unrealized gain	$35,086	386

Other assets
Unrealized gains	$34,234	—
Unrealized losses	(172)	—

Net unrealized gain	$34,062	—

Accrued liabilities
Unrealized gains	$447	3,425
Unrealized losses	(725)	(13,671)

Net unrealized loss	$(278)	(10,246)

Other liabilities
Unrealized gains	$—	—
Unrealized losses	—	(2,070)

Net unrealized loss	$—	(2,070)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 as follows:

	2014	2013	2012
Consolidated Statements of Operations Classification
Cost of sales	$973	1,523	9,644
Royalties	(2,028)	(1,096)	1,845
Sales	(3,741)	3,585	(2,633)

Net realized (losses) gains	$(4,796)	4,012	8,856

In addition, net gains (losses) of $62, $164 and $(94) were reclassified to earnings as a result of hedge ineffectiveness in 2014, 2013 and 2012, respectively.

During the fourth quarter of 2013, the Company entered into forward-starting interest rate swap agreements with total notional value of $300,000 to hedge the variability of the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of long-term debt to refinance the 6.125% Notes Due 2014 with a principal of $425,000. These derivative instruments were designated and effective as cash flow hedges. An unrealized gain of $3,172 related to these instruments was recorded to prepaid expenses and other current assets at December 29, 2013. During the first quarter of 2014, the notional amounts of the Company’s forward-starting

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

interest rate swap agreements were increased to $500,000. The instruments were settled on the date of the issuance of the related debt in May 2014 and a deferred loss of $33,306 was recorded to AOCE and is being amortized to interest expense over the life of the debt using the effective interest rate method. For the year ended December 28, 2014, the Company reclassified $1,156 from other comprehensive earnings to net earnings related to these contracts which is included in interest expense.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 28, 2014 and December 29, 2013, the total notional amount of the Company’s undesignated derivative instruments was $294,571 and $294,888, respectively.

At December 28, 2014 and December 29, 2013, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheets as follows:

	2014	2013
Other assets
Unrealized gains	$—	1,069
Unrealized losses	—	—

Net unrealized gain	$—	1,069

Accrued liabilities
Unrealized gains	$1,733	478
Unrealized losses	(4,046)	(492)

Net unrealized loss	(2,313)	(14)

Total unrealized gain (loss)	$(2,313)	1,055

The Company recorded net losses of $32,106, $8,791 and $2,067 on these instruments to other (income) expense, net for 2014, 2013 and 2012, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.

For additional information related to the Company’s derivative financial instruments see notes 2, 9 and 12.

(17)    Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $167,117 and $209,398 at December 28, 2014 and December 29, 2013, respectively. Included in the amounts for 2014 and 2013 were $146,410 and $187,130, respectively, of bonds related to tax assessments in Mexico which were settled in December 2014. See note 10 for additional discussion.

The Company enters into license agreements with inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 28, 2014, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2015: $17,238; 2016: $37,387; 2017: $57,209; 2018: $55,959; 2019: $52,209; and thereafter: $25,570. At December 28, 2014, the Company had $230,840 of prepaid royalties, $132,146 of which are included in prepaid expenses and other current assets and $98,694 of which are included in other assets.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $260,000 that are not included in the amounts above that may be payable during the next six years contingent upon the quantity and types of theatrical movie releases by the licensor.

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $89,700 and may range from approximately $4,900 to $7,600 per year during the period 2015 to 2019, and approximately $57,100 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

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

At December 28, 2014, the Company had approximately $295,244 in outstanding inventory and tooling purchase commitments.

Hasbro is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

(18)    Segment Reporting

Segment and Geographic Information

Hasbro is a worldwide leader in children’s and family leisure time products and services with a broad portfolio of brands and entertainment properties across toys, games and licensed products ranging from traditional to high-tech and digital, and film and television entertainment. The Company’s segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment and Licensing, and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of boys’ action figures, vehicles and playsets, girls’ toys, electronic toys and games, plush products, preschool toys and infant products, electronic interactive products, toy-related specialty products, traditional board games and puzzles, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company’s U.S. and Canada and International segments.

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, including substantially all costs incurred related to the 2013 and 2012 business restructurings, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and eliminations. The accounting policies of the segments are the same as those referenced in note 1.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Results shown for fiscal years 2014, 2013 and 2012 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2014
U.S. and Canada	$2,022,443	5,957	334,702	20,689	1,131	3,663,497
International	2,022,997	170	270,505	23,086	3,063	2,422,046
Entertainment and Licensing	219,465	22,401	60,550	21,827	807	783,878
Global Operations(a)	12,302	1,564,654	15,767	69,442	71,763	2,433,888
Corporate and eliminations(b)	—	(1,593,182)	(46,149)	22,922	36,624	(4,771,167)

Consolidated Total	$4,277,207	—	635,375	157,966	113,388	4,532,142

2013
U.S. and Canada	$2,006,079	4,412	313,746	21,459	553	3,066,301
International	1,872,980	401	235,482	25,036	13,908	2,233,115
Entertainment and Licensing	190,955	20,521	45,476	22,647	468	691,795
Global Operations(a)	12,143	1,508,303	6,712	65,477	62,696	2,172,816
Corporate and eliminations(b)	—	(1,533,637)	(134,323)	46,366	34,406	(3,761,760)

Consolidated Total	$4,082,157	—	467,093	180,985	112,031	4,402,267

2012
U.S. and Canada	$2,116,297	5,309	319,072	24,899	629	6,041,893
International	1,782,119	381	215,489	21,534	5,000	2,176,021
Entertainment and Licensing	181,430	10,559	53,191	16,123	1,064	1,164,715
Global Operations(a)	9,137	1,480,582	(15,964)	66,053	61,770	2,493,976
Corporate and eliminations(b)	—	(1,496,831)	(20,003)	21,678	43,628	(7,551,218)

Consolidated Total	$4,088,983	—	551,785	150,287	112,091	4,325,387

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.
(b)

Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Furthermore, Corporate and eliminations includes elimination of inter-company income statement transactions. One such example includes licensing and service arrangements with affiliates. Payments received in advance from affiliates are recognized as revenue and eliminated in consolidation as earned and payment becomes assured over the life of the contract. During 2014, affiliate licensing and service fees of $541,036 that were received in 2013 were recognized as revenue and eliminated in consolidation. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts. During

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

2013, certain inter-company balances were settled between each of the U.S. and Canada segment, Entertainment and Licensing segment and Corporate and eliminations. This reduced the amount of reported total assets of the U.S. and Canada and Entertainment and Licensing segments and increased the amount reported in Corporate and eliminations at year-end 2013 compared to year-end 2012.

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 28, 2014.

	2014	2013	2012
Europe	$1,258,078	1,190,350	1,154,310
Latin America	463,512	407,710	362,689
Asia Pacific	301,407	274,920	265,120

Net revenues	$2,022,997	1,872,980	1,782,119

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 28, 2014.

	2014	2013	2012
Boys	$1,483,952	1,237,611	1,577,010
Games	1,259,782	1,311,205	1,192,090
Girls	1,022,633	1,001,704	792,292
Preschool	510,840	531,637	527,591

Net revenues	$4,277,207	4,082,157	4,088,983

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location.

	2014	2013	2012
Net revenues
United States	$2,040,476	1,960,477	2,044,341
International	2,236,731	2,121,680	2,044,642

	$4,277,207	4,082,157	4,088,983

Long-lived assets
United States	$977,035	1,021,063	940,536
International	178,420	185,520	181,462

	$1,155,455	1,206,583	1,121,998

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, amounted to 16%, 9% and 8%, respectively, of consolidated net revenues during 2014, 16%, 10% and 9%, respectively, of consolidated net revenues during 2013 and 17%, 11% and 10%, respectively, of consolidated net revenues during 2012. These sales were primarily within the U.S. and Canada segment.

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

(19)    Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2014
Net revenues	$679,453	829,262	1,469,899	1,298,593	4,277,207
Operating profit	43,448	82,564	285,814	223,549	635,375
Earnings (loss) before income taxes	25,995	64,517	244,054	205,422	539,988
Net earnings (loss)	31,514	32,820	180,155	168,821	413,310
Net earnings (loss) attributable to Hasbro, Inc.	32,087	33,475	180,457	169,911	415,930

Per common share
Net earnings (loss) attributable to Hasbro, Inc.
Basic	$0.24	0.26	1.42	1.35	3.24
Diluted	0.24	0.26	1.40	1.34	3.20
Market price
High	$55.67	56.91	55.78	59.42	59.42
Low	47.48	51.08	48.01	52.74	47.48
Cash dividends declared	$0.43	0.43	0.43	0.43	1.72

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 28, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 28, 2014. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (1992)”. Based on this assessment, Hasbro’s management concluded that, as of December 28, 2014, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive earnings, cash flows and shareholders’ equity for each of the fiscal years in the three-year period ended December 28, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Providence, Rhode Island

February 26, 2015

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 28, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company is currently in the process of a multi-year global initiative to upgrade its existing SAP system and implement enhanced global practices. During the second quarter of 2010, the SAP upgrade was completed for the U.S. and Canada operations. During the first quarter of 2011, the implementation of the SAP upgrade along with consolidation of certain business activities was completed in the Company’s European business. During the first quarter of 2013, the implementation of the SAP upgrade was completed for the Company’s Latin America business. During the first quarter of 2014, the implementation of the SAP upgrade was completed for a majority of the Company’s Asia Pacific marketing and selling subsidiaries. There were no significant changes in the Company’s internal controls over financial reporting resulting from the completion of these phases of the project.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s five Board Committees, are all available free of charge upon request to the Company’s Executive Vice President, Chief Legal Officer and Corporate Secretary, Barbara Finigan, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02861-1059.

Item 11.	Executive Compensation.

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

(1) Consolidated Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 28, 2014 and December 29, 2013

Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2014, 2013 and 2012

Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statement Schedule For the Three Fiscal Years Ended in December 2014, 2013 and 2012:

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

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)
	(f)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(g)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
	(f)	Fourth Supplemental Indenture, dated as of May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2014, File No. 1-6682.)

Exhibit
10.	Material Contracts
	(a)	Amended and Restated Revolving Credit Agreement, dated as of October 25, 2012, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2012, File No. 1-6682.)
	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(d)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(e)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(f)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(g)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(h)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(i)	Amendment, dated July 19, 2013, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013, File No. 1-6682.)
	(j)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(k)	Amended and Restated Hub Television Networks LLC Limited Liability Company Agreement, as amended September 23, 2014, between the Company, Discovery Communications, LLC, Hub Television Networks LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2014, File No. 1-6682.)

Exhibit
Executive Compensation Plans and Arrangements
	(l)	Form of Employment Agreement between the Company and two Company executives (Brian Goldner and David D.R. Hargreaves). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(m)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(n)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(o)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(p)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(q)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(r)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(s)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(t)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(u)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(v)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(w)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(x)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(y)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

Exhibit
	(z)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(aa)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(bb)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(cc)	Third Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, File No. 1-6682.)
	(dd)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(ee)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(ff)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(gg)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(hh)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(ii)	Hasbro, Inc. 2014 Performance Rewards Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(jj)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
	(kk)	Form of Amendment, dated August 5, 2014, to Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 6, 2014, File No. 1-6682.)
	(ll)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)

Exhibit
	(mm)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(nn)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(oo)	Letter Agreement between the Company and Wiebe Tinga, dated March 4, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, file No. 1-6682.)
	(pp)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
	(qq)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
	(rr)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
	(ss)	Third Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld effective as of November 1, 2013. (Incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2013, File No. 1-6682.)
	(tt)	Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2014 Annual Meeting of Shareholders, File No. 1-6682.)
	(uu)	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(vv)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)
	(ww)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)

Exhibit
12.	Statement re computation of ratios.
21.	Subsidiaries of the registrant.
23.	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

Under date of February 26, 2015, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity for each of the fiscal years in the three-year period ended December 28, 2014, as contained in the annual report on Form 10-K for the fiscal year ended December 28, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

Providence, Rhode Island

February 26, 2015

Valuation and Qualifying Accounts

Fiscal Years Ended in December

(Thousands of Dollars)

	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other(a)	Balance at End of Year
Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2014	$19,000	800	—	(3,900)	$15,900

2013	$19,600	—	—	(600)	$19,000

2012	$23,700	(1,200)	—	(2,900)	$19,600

(a)	Includes write-offs, recoveries of previous write-offs, and translation adjustments. Write-offs and other in 2012 includes the write-off of older accounts receivable balances that had been fully reserved for in previous years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.

(Registrant)

By:	/s/ Brian D. Goldner	Date: February 26, 2015
Brian D. Goldner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred J. Verrecchia	Chairman of the Board	February 26, 2015
Alfred J. Verrecchia

/s/ Brian D. Goldner Brian D. Goldner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ Deborah M. Thomas Deborah M. Thomas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015

/s/ Basil L. Anderson	Director	February 26, 2015
Basil L. Anderson

/s/ Alan R. Batkin	Director	February 26, 2015
Alan R. Batkin

/s/ Frank J. Biondi, Jr.	Director	February 26, 2015
Frank J. Biondi, Jr.

/s/ Kenneth A. Bronfin	Director	February 26, 2015
Kenneth A. Bronfin

/s/ Michael R. Burns	Director	February 26, 2015
Michael R. Burns

/s/ John M. Connors, Jr.	Director	February 26, 2015
John M. Connors, Jr.

/s/ Michael W.O. Garrett	Director	February 26, 2015
Michael W.O. Garrett

/s/ Lisa Gersh	Director	February 26, 2015
Lisa Gersh

/s/ Jack M. Greenberg	Director	February 26, 2015
Jack M. Greenberg

Signature	Title	Date

/s/ Alan G. Hassenfeld	Director	February 26, 2015
Alan G. Hassenfeld

/s/ Tracy A. Leinbach	Director	February 26, 2015
Tracy A. Leinbach

/s/ Edward M. Philip	Director	February 26, 2015
Edward M. Philip

/s/ Richard S. Stoddart	Director	February 26, 2015
Richard S. Stoddart

/s/ Linda K. Zecher	Director	February 26, 2015
Linda K. Zecher

HASBRO, INC.

Annual Report on Form 10-K

For the Year Ended December 28, 2014

Exhibit Index

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)
	(f)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(g)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

Exhibit
	(f)	Fourth Supplemental Indenture, dated as of May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2014, File No. 1-6682.)
10.	Material Contracts
	(a)	Amended and Restated Revolving Credit Agreement, dated as of October 25, 2012, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2012, File No. 1-6682.)
	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(d)	License Agreement, dated January 6, 2006, by and between Hasbro, Inc., Marvel Characters, Inc., and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(e)	First Amendment to License Agreement, dated February 8, 2006, by and between Hasbro, Inc., Marvel Characters, Inc. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2006, File No. 1-6682.)
	(f)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(g)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(h)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(i)	Amendment, dated July 19, 2013, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013, File No. 1-6682.)

Exhibit
	(j)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(k)	Amended and Restated Hub Television Networks LLC Limited Liability Company Agreement, as amended September 23, 2014, between the Company, Discovery Communications, LLC, Hub Television Networks LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2014, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(l)	Form of Employment Agreement between the Company and two Company executives (Brian Goldner and David D.R. Hargreaves). (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(m)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(n)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(s) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(o)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(p)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(q)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(r)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(s)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(t)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(u)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(v)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)

Exhibit
	(w)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(x)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(y)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(z)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(aa)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(bb)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(cc)	Third Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, File No. 1-6682.)
	(dd)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(ee)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(ff)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(gg)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(hh)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(ii)	Hasbro, Inc. 2014 Performance Rewards Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(jj)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)

Exhibit
	(kk)	Form of Amendment, dated August 5, 2014, to Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 6, 2014, File No. 1-6682.)
	(ll)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(mm)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(nn)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(oo)	Letter Agreement between the Company and Wiebe Tinga, dated March 4, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, file No. 1-6682.)
	(pp)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
	(qq)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
	(rr)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
	(ss)	Third Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld effective as of November 1, 2013. (Incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2013, File No. 1-6682.)
	(tt)	Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2014 Annual Meeting of Shareholders, File No. 1-6682.)
	(uu)	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(vv)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)
	(ww)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
12.		Statement re computation of ratios.
21.		Subsidiaries of the registrant.
23.		Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.