Form 10-Q
period 2015-03-29
HASBRO INC
filed 2015-05-06
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
_________________

FORM 10-Q
______________
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 20, 2015 was 124,479,312.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	March 29, 2015	March 30, 2014	December 28, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,081,397	792,249	893,167
Accounts receivable, less allowance for doubtful accounts of $16,400 $20,800 and $15,900	563,301	552,471	1,094,673
Inventories	340,654	390,824	339,572
Prepaid expenses and other current assets	419,956	406,561	391,688
Total current assets	2,405,308	2,142,105	2,719,100

Property, plant and equipment, less accumulated depreciation of $510,700, $509,900 and $508,600	243,589	236,898	237,489

Other assets
Goodwill	592,724	594,365	593,438
Other intangibles, net, accumulated amortization of $810,500, $679,200 and $797,500	311,576	362,598	324,528
Other	707,645	693,471	657,587
Total other assets	1,611,945	1,650,434	1,575,553

Total assets	$4,260,842	4,029,437	4,532,142

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	March 29, 2015	March 30, 2014	December 28, 2014
Current liabilities
Short-term borrowings	$231,914	12,858	252,481
Current portion of long-term debt	-	426,356	-
Accounts payable	142,946	169,173	212,549
Accrued liabilities	445,867	485,334	609,904
Total current liabilities	820,727	1,093,721	1,074,934

Long-term debt	1,559,895	959,895	1,559,895
Other liabilities	392,479	337,219	388,919
Total liabilities	2,773,101	2,390,835	3,023,748

Redeemable noncontrolling interests	42,234	44,180	42,730

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	825,489	753,143	806,265
Retained earnings	3,599,571	3,408,259	3,630,072
Accumulated other comprehensive loss	(86,996)	(48,565)	(95,454)
Treasury stock, at cost; 85,120,544 shares at March 29, 2015; 79,465,697 shares at March 30, 2014; and 85,168,478 shares at December 28, 2014	(2,997,404)	(2,623,262)	(2,980,066)
Total shareholders' equity	1,445,507	1,594,422	1,465,664

Total liabilities, redeemable noncontrolling interests and shareholders' equity	$4,260,842	4,029,437	4,532,142

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	March 29, 2015	March 30, 2014
Net revenues	$713,500	679,453
Costs and expenses:
Cost of sales	247,735	258,545
Royalties	59,089	49,581
Product development	51,897	47,257
Advertising	67,742	67,259
Amortization of intangibles	12,951	13,402
Program production cost amortization	11,096	4,658
Selling, distribution and administration	208,785	195,303
Total costs and expenses	659,295	636,005
Operating profit	54,205	43,448
Non-operating (income) expense:
Interest expense	24,585	22,428
Interest income	(930)	(1,326)
Other income, net	(3,765)	(3,649)
Total non-operating expense, net	19,890	17,453
Earnings before income taxes	34,315	25,995
Income tax expense (benefit)	8,494	(5,519)
Net earnings	25,821	31,514
Net loss attributable to noncontrolling interests	(846)	(573)
Net earnings attributable to Hasbro, Inc.	$26,667	32,087

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$0.21	0.24
Diluted	$0.21	0.24
Cash dividends declared per common share	$0.46	0.43

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	March 29, 2015	March 30, 2014
Net earnings	$25,821	31,514
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(47,311)	(2,294)
Net gains (losses) on cash flow hedging activities, net of tax	62,300	(16,151)
Unrealized holding gains on available-for-sale securities, net of tax	226	2,243
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(7,961)	1,238
Unrecognized pension and postretirement amounts	1,204	534
Total other comprehensive earnings (loss), net of tax	8,458	(14,430)
Total comprehensive earnings	34,279	17,084
Total comprehensive loss attributable to noncontrolling interests	(846)	(573)
Total comprehensive earnings attributable to Hasbro, Inc.	$35,125	17,657

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net earnings	$25,821	31,514
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	21,404	21,505
Amortization of intangibles	12,951	13,402
Program production cost amortization	11,096	4,658
Deferred income taxes	(3,406)	4,286
Stock-based compensation	9,624	7,059
Change in operating assets and liabilities:
Decrease in accounts receivable	478,330	530,411
Increase in inventories	(20,309)	(41,992)
Increase in prepaid expenses and other current assets	(6,319)	(27,328)
Program production costs	(9,252)	(5,051)
Decrease in accounts payable and accrued liabilities	(206,030)	(289,064)
Other	1,371	(7,359)
Net cash provided by operating activities	315,281	242,041
Cash flows from investing activities:
Additions to property, plant and equipment	(31,151)	(22,239)
Investments and acquisitions, net of cash acquired	(3,000)	-
Other	1,040	(4,839)
Net cash utilized by investing activities	(33,111)	(27,078)
Cash flows from financing activities:
Net (repayments of) proceeds from other short-term borrowings	(20,325)	5,035
Purchases of common stock	(26,507)	(79,913)
Stock option transactions	14,023	20,124
Excess tax benefits from stock-based compensation	3,440	3,755
Dividends paid	(53,470)	(52,388)
Other	350	-
Net cash utilized by financing activities	(82,489)	(103,387)
Effect of exchange rate changes on cash	(11,451)	(1,776)
Increase in cash and cash equivalents	188,230	109,800
Cash and cash equivalents at beginning of year	893,167	682,449
Cash and cash equivalents at end of period	$1,081,397	792,249

Supplemental information
Cash paid during the period for:
Interest	$30,940	31,388
Income taxes	$28,292	36,967

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of March 29, 2015 and March 30, 2014, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended March 29, 2015 and March 30, 2014 are each 13-week periods.

The results of operations for the quarter ended March 29, 2015 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2014 period representative of those actually experienced for the full year 2014.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the fiscal year ended December 28, 2014 in its Annual Report on Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Substantially all of the Company's inventories consist of finished goods.

(2) Earnings Per Share

Net earnings per share data for the quarters ended March 29, 2015 and March 30, 2014 were computed as follows:

	2015		2014
	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$26,667	26,667	32,087	32,087

Average shares outstanding	124,853	124,853	131,232	131,232
Effect of dilutive securities:
Options and other share-based awards	-	1,489	-	1,501
Equivalent Shares	124,853	126,342	131,232	132,733

Net earnings attributable to Hasbro, Inc. per common share	$0.21	0.21	0.24	0.24

For the quarters ended March 29, 2015 and March 30, 2014, options and restricted stock units totaling 782 and 676, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters ended March 29, 2015 and March 30, 2014.

	March 29, 2015	March 30, 2014

Other comprehensive (loss) earnings, tax effect:
Tax (expense) benefit on cash flow hedging activities	$(4,815)	9,474
Tax expense on unrealized holding gains	(128)	(1,272)
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	342	(223)
Tax benefit on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(684)	(303)

Total tax effect on other comprehensive earnings (loss)	$(5,285)	7,676

Changes in the components of accumulated other comprehensive loss for the quarters ended March 29, 2015 and March 30, 2014 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2015
Balance at Dec. 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)
Current period other comprehensive earnings (loss)	1,204	54,339	226	(47,311)	8,458
Balance at March 29, 2015	$(111,888)	98,028	2,126	(75,262)	(86,996)

2014
Balance at Dec. 29, 2013	$(64,841)	(7,313)	-	38,019	(34,135)
Current period other comprehensive earnings (loss)	534	(14,913)	2,243	(2,294)	(14,430)
Balance at March 30, 2014	$(64,307)	(22,226)	2,243	35,725	(48,565)

At March 29, 2015, the Company had remaining net deferred gains on hedging instruments, net of tax, of $98,028 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2015 or forecasted to be purchased during the remainder of 2015 and, to a lesser extent, 2016 through 2019, intercompany expenses expected to be paid or received during 2015 and 2016, cash receipts for sales made at the end of the first quarter of 2015 or forecasted to be made in the remainder of 2015 and, to a lesser extent, 2016 through 2017. In addition, the Company entered into hedging contracts on interest payments related to long-term notes due 2021 and 2044.  These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.  Of the amount included in AOCE at March 29, 2015, the Company expects approximately $55,029 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At March 29, 2015, March 30, 2014 and December 28, 2014, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 29, 2015, March 30, 2014 and December 28, 2014 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs and fair values of the Company's long-term borrowings as of March 29, 2015, March 30, 2014 and December 28, 2014 are as follows:

	March 29, 2015		March 30, 2014		December 28, 2014
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	597,900	500,000	567,700	500,000	617,700
6.30% Notes Due 2017	350,000	389,305	350,000	399,785	350,000	387,660
5.10% Notes Due 2044	300,000	316,260	-	-	300,000	316,980
3.15% Notes Due 2021	300,000	308,970	-	-	300,000	302,700
6.60% Debentures Due 2028	109,895	131,039	109,895	120,643	109,895	128,698
6.125% Notes Due 2014	-	-	426,356	427,678	-	-
Total long-term debt	1,559,895	1,743,474	1,386,251	1,515,806	1,559,895	1,753,738
Less: Current portion	-	-	426,356	427,678	-	-
Long-term debt excluding current portion	$1,559,895	1,743,474	959,895	1,088,128	1,559,895	1,753,738

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

The carrying cost of the 6.125% Notes Due 2014 included principal amounts of $425,000 as well as a fair value adjustment of $1,356 at March 30, 2014 related to interest rate swaps. The interest rate swaps were terminated in November 2012 and the fair value adjustment at March 30, 2014 represented the unamortized portions of the fair value of the interest rate swaps at the date of termination. At March 30, 2014, the principal amount and fair value adjustment associated with the 6.125% Notes Due 2014 totaling $426,356 were included in the current portion of long-term debt. All other carrying costs represented principal amounts and were included in long-term debt excluding the current portion at March 30, 2014.  The total principal amount of long-term debt, including the current portion, was $1,559,895 at both March 29, 2015 and December 28, 2014, and $1,384,895 at March 30, 2014.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At March 29, 2015, March 30, 2014 and December 28, 2014, these investments totaled $23,141, $37,201 and $23,560, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains and interest income of $17 and $1,177 on these investments in other income, net for the quarters ended March 29, 2015 and March 30, 2014, respectively, related to the change in fair value of such instruments.

At March 29, 2015, March 30, 2014 and December 28, 2014, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 29, 2015
Assets:
Available-for-sale securities	$27,977	4,836	17,206	5,935
Derivatives	130,550	-	130,550	-
Total assets	$158,527	4,836	147,756	5,935

Liabilities:
Derivatives	$3,513	-	3,513	-
Option agreement	24,920	-	-	24,920
Total liabilities	$28,433	-	3,513	24,920

March 30, 2014
Assets:
Available-for-sale securities	$40,984	3,783	31,538	5,663
Derivatives	1,311	-	1,311	-
Total assets	$42,295	3,783	32,849	5,663

Liabilities:
Derivatives	$33,053	-	33,053	-
Total Liabilities	$33,053	-	33,053	-

December 28, 2014
Assets:
Available-for-sale securities	$28,042	4,482	17,773	5,787
Derivatives	69,148	-	69,148	-
Total assets	$97,190	4,482	86,921	5,787

Liabilities:
Derivatives	$2,591	-	2,591	-
Option agreement	25,340	-	-	25,340
Total Liabilities	$27,931	-	2,591	25,340

Available-for-sale securities include equity securities of one company quoted on an active public market as well as certain investments valued at net asset values quoted on private markets that are not active. These net asset values are predominantly based on underlying investments which are traded on an active market; investments are redeemable within 45 days. At March 30, 2014, the Company also held an available-for-sale investment in Brazil similar to a repurchase agreement; this investment was valued at the principal plus any interest accrued on the instrument. Lastly, the Company holds an available-for-sale investment which invests in hedge funds and contains financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment.

The Company's derivatives consist primarily of foreign currency forward contracts. At March 30, 2014, the Company also had forward-starting interest rate swap contracts related to the anticipated issuance of the Notes Due 2021 and 2044. The Company used current forward rates of the respective foreign currencies and U.S. treasury interest rates to measure the fair value of these contracts. The option agreement included in other liabilities at March 29, 2015 and December 28, 2014, is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the first quarter of 2015.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2015	2014
Balance at beginning of year	$(19,553)	5,484
Gain from change in fair value	568	179
Balance at end of first quarter	$(18,985)	5,663

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 29, 2015 and March 30, 2014 are as follows:

	Quarter Ended
	Pension		Postretirement
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Service cost	$1,011	971	150	137
Interest cost	4,605	5,058	285	332
Expected return on assets	(5,479)	(5,560)	-	-
Net amortization and deferrals	2,201	1,252	(114)	(113)
Net periodic benefit cost	$2,338	1,721	321	356

During the first quarter of fiscal 2015, the Company made cash contributions to its defined benefit pension plans of approximately $200 in the aggregate. The Company expects to contribute approximately $3,800 during the remainder of fiscal 2015.

(8) Derivative Financial Instruments

Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. Further, during the first quarter of 2014, Hasbro used forward-starting interest rate swap agreements to hedge anticipated interest payments. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2015 through 2019.

At March 29, 2015, March 30, 2014 and December 28, 2014, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 29, 2015		March 30, 2014		December 28, 2014
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$912,376	135,512	609,689	(6,966)	863,232	69,049
Sales	232,643	(6,769)	161,760	(1,155)	139,946	829
Intercompany royalty transaction	-	-	2,812	(2,403)	-	-
Other	84,518	(2,766)	51,243	(637)	51,213	(1,008)
Total	$1,229,537	125,977	825,504	(11,161)	1,054,391	68,870

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at March 29, 2015, March 30, 2014 and December 28, 2014 as follows:

	March 29, 2015	March 30, 2014	December 28, 2014
Prepaid expenses and other current assets
Unrealized gains	$74,219	999	46,594
Unrealized losses	(10,253)	(647)	(11,508)
Net unrealized gain	$63,966	352	35,086

Other assets
Unrealized gains	$66,438	-	34,234
Unrealized losses	(914)	-	(172)
Net unrealized gains	$65,524	-	34,062

Accrued liabilities
Unrealized gains	$3,149	4,597	447
Unrealized losses	(6,662)	(13,946)	(725)
Net unrealized loss	$(3,513)	(9,349)	(278)

Other liabilities
Unrealized gains	$-	256	-
Unrealized losses	-	(2,420)	-
Net unrealized loss	$-	(2,164)	-

Net gains (losses) on foreign currency cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended March 29, 2015 and March 30, 2014 as follows:

	Quarter Ended
	March 29, 2015	March 30, 2014
Statements of Operations Classification
Cost of sales	$10,063	(1,019)
Royalties	43	(350)
Net revenues	(1,354)	(159)
Net realized gains (losses)	$8,752	(1,528)

In addition, net gains of $65 were reclassified to earnings as a result of hedge ineffectiveness for the quarter ended March 30, 2014.  There were no reclassifications as a result hedge ineffectiveness during the first quarter of 2015.

During the first quarter of 2014, the Company held forward-starting interest rate swap agreements to hedge the variability of the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of long-term debt to repay the 6.125% Notes Due 2014 with a principal amount of $425,000. These derivative instruments were designated and effective as cash flow hedges. At March 30, 2014, the total notional amount of these contracts was $500,000. The instruments were settled on the date of the issuance of the related debt and the related deferred loss is being amortized to interest expense over the life of the debt using the effective interest rate method. For the quarter ended March 29, 2015, the Company reclassified losses of $450 related to these contracts from other comprehensive earnings (loss) to interest expense.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency fluctuations. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At March 29, 2015, March 30, 2014 and December 28, 2014 the total notional amounts of the Company's undesignated derivative instruments were $119,395, $158,827 and $294,571, respectively.

At March 29, 2015, March 30, 2014 and December 28, 2014, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	March 29, 2015	March 30, 2014	December 28, 2014
Prepaid expenses and other current assets
Unrealized gains	$1,088	1,218	-
Unrealized losses	(28)	(421)	-
Net unrealized gain	1,060	797	-

Other assets
Unrealized gains	-	163	-
Unrealized losses	-	(1)	-
Net unrealized gain	-	162	-

Accrued liabilities
Unrealized gains	-	-	1,733
Unrealized losses	-	-	(4,046)
Net unrealized loss	-	-	(2,313)

Total unrealized gain, net	$1,060	959	(2,313)

The Company recorded net (gains) losses of $(10,071) and $4,117 on these instruments to other (income) expense, net for the quarters ended March 29, 2015 and March 30, 2014, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

Segment performance is measured at the operating profit level. Included in Corporate and Eliminations are certain corporate expenses, including the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and Eliminations. The accounting policies of the segments are the same as those referenced in note 1.

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2015, nor were those of the comparable 2014 period representative of those actually experienced for the full year 2014. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters ended March 29, 2015 and March 30,2014 are as follows:

	March 29, 2015		March 30,2014
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$345,690	1,050	337,699	1,210
International	305,713	96	305,475	71
Entertainment and Licensing	60,631	3,409	34,874	3,242
Global Operations (a)	1,466	236,843	1,405	251,540
Corporate and Eliminations	-	(241,398)	-	(256,063)
	$713,500	-	679,453	-

	Quarter Ended
Operating profit (loss)	March 29, 2015	March 30, 2014
U.S. and Canada	$41,423	35,763
International	1,903	2,414
Entertainment and Licensing	16,402	5,982
Global Operations (a)	(3,782)	(1,744)
Corporate and Eliminations (b)	(1,741)	1,033
	$54,205	43,448

Total assets	March 29, 2015	March 30, 2014	December 28, 2014
U.S. and Canada	$3,430,196	3,080,602	3,663,497
International	2,088,096	1,900,304	2,422,046
Entertainment and Licensing	800,337	705,895	783,878
Global Operations	2,330,734	2,185,436	2,433,888
Corporate and Eliminations (b)	(4,388,521)	(3,842,800)	(4,771,167)
	$4,260,842	4,029,437	4,532,142

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

The following table represents consolidated International segment net revenues by major geographic region for the quarters ended March 29, 2015 and March 30, 2014.

	Quarter Ended
	March 29, 2015	March 30, 2014
Europe	$195,871	207,542
Latin America	57,608	53,284
Asia Pacific	52,234	44,649
Net revenues	$305,713	305,475

The following table presents consolidated net revenues by class of principal products for the quarters ended March 29, 2015 and March 30, 2014.

	Quarter Ended
	March 29, 2015	March 30, 2014
Boys	$272,598	247,775
Games	235,649	220,526
Girls	117,127	138,700
Preschool	88,126	72,452
Net revenues	$713,500	679,453

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities, plans and strategies, financial goals, cost savings and efficiency enhancing initiatives and expectations for achieving the Company's financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 28, 2014, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in thousands of dollars or shares, except for per share amounts.

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a global company dedicated to Creating the World's Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as partner brands. From toys and games, to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's wholly owned Hasbro Studios creates entertainment brand-driven storytelling across mediums, including television, film and more.

Each of these elements is executed globally in alignment with Hasbro's strategic game plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of licensed products. Utilizing consumer engagement and insights coupled with immersive storytelling and product innovation, Hasbro generates revenue and earns cash by developing, marketing and selling global brands in a broad variety of consumer goods categories including toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands, including, but not limited to, DISNEY DESCENDENTS, JURASSIC WORLD, MARVEL, SESAME STREET and STAR WARS. MARVEL and STAR WARS are owned by the Walt Disney Company.

The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital licensing and gaming, movie and television entertainment operations. In addition to these three primary segments, the Company's global development, marketing, manufacturing and product sourcing operations are managed through its Global Operations segment.

First quarter 2015 highlights include the following:
·
Net revenues increased 5% compared to the first quarter of 2014 and, absent unfavorable foreign currency translation of approximately $62,600, 2015 net revenues grew 14% compared to the first quarter of 2014.

·
2015 net revenues from franchise brands increased 20%; the Boys, Games and Preschool categories increased and the Girls category decreased in the first quarter 2015 compared to the first quarter of 2014.

·
2015 net revenues from the U.S. and Canada and Entertainment and Licensing segments were up 2% and 74%, respectively, compared to the first quarter of 2014 and net revenues from the International segment were flat compared to the first quarter of 2014.  Absent unfavorable foreign currency translation of approximately $61,000, primarily in Europe, 2015 International segment net revenues grew 20%.

·	Operating profit grew 25% in the first quarter of 2015 compared to the first quarter of 2014 and was up 57% absent foreign currency translation.
·
In line with our commitment to return excess cash to shareholders, Hasbro increased the quarterly dividend rate from $0.43 per share to $0.46 per share effective for the dividend scheduled for May 15, 2015 in addition to repurchasing approximately 436 shares at a total and average cost of $25,200 and $57.80 per share, respectively.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended March 29, 2015 and March 30, 2014.

	Mar. 29, 2015	Mar. 30, 2014
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	34.7	38.1
Royalties	8.3	7.3
Product development	7.3	7.0
Advertising	9.5	9.9
Amortization of intangibles	1.8	2.0
Program production cost amortization	1.6	0.7
Selling, distribution and administration	29.3	28.7
Operating profit	7.6	6.4
Interest expense	3.4	3.3
Interest income	(0.2)	(0.2)
Other income, net	(0.5)	(0.5)
Earnings before income taxes	4.8	3.8
Income tax expense (benefit)	1.2	(0.8)
Net earnings	3.6	4.6
Net loss attributable to noncontrolling interests	(0.1)	(0.1)
Net earnings attributable to Hasbro, Inc.	3.7%	4.7%

RESULTS OF OPERATIONS

The quarters ended March 29, 2015 and March 30, 2014 were each 13-week periods.  Net earnings, including the impact of noncontrolling interests in Backflip, were $25,821 and $31,514 for the quarters ended March 29, 2015 and March 30, 2014, respectively. Net earnings and diluted earnings per share attributable to Hasbro, Inc. for the quarter ended March 29, 2015 were $26,667 and $0.21, respectively, compared to $32,087 and $0.24, respectively, for the quarter ended March 30, 2014.

Net earnings for the first quarter of 2014 included a favorable tax benefit of $13,480, or $0.10 per diluted share, related to the settlement of certain open tax years.

Consolidated net revenues for the quarter ended March 29, 2015 grew 5% to $713,500 from $679,453 for the quarter ended March 30, 2014 and were negatively impacted by foreign currency translation of approximately $62,600 as a result of the stronger U.S. dollar in 2015 compared to 2014. Absent the impact of foreign exchange, net revenues grew 14% in the first quarter of 2015 compared to 2014. The Company's focus on franchise brands contributed to the overall growth in consolidated net revenues, including growth across all franchise brands totaling approximately 20% in the first quarter of 2015 compared to 2014.

Operating profit for the quarter ended March 29, 2015 increased to $54,205, or 7.6% of net revenues, from $43,448, or 6.4% of net revenues, for the quarter ended March 30, 2014.  Unfavorable foreign currency translation impacted consolidated operating profit by approximately $13,900; absent this impact, operating profit in the first quarter of 2015 grew approximately 57% to 8.8% of net revenues compared to the first quarter of 2014. The higher net revenues discussed above combined with more favorable revenue and product mix, including an increasing portion of net revenues from franchise brands and the Entertainment and Licensing segment, contributed to growth in both operating profit and operating profit margin in the first quarter of 2015.  Higher revenues and improved margins were partially offset by higher selling, distribution and administration expense.

Net Revenues
The following table presents net revenues by product category for the quarters ended March 29, 2015 and March 30, 2014.

	Quarter Ended
	March 29, 2015	March 30, 2014	% Change
Boys	$272,598	247,775	10%
Games	235,649	220,526	7%
Girls	117,127	138,700	-16%
Preschool	88,126	72,452	22%
Net revenues	$713,500	679,453

BOYS: Net revenues from the boys' category increased 10% in the first quarter of 2015 compared to 2014 primarily due to franchise brands TRANSFORMERS and NERF and partner brands MARVEL and JURASSIC WORLD, partially offset by expected lower net sales from BEYBLADE and ANGRY BIRDS products. In 2015, TRANSFORMERS is supported by all new animated programming, TRANSFORMERS: ROBOTS IN DISGUISE. Sales of MARVEL products increased due to shipments related to the May 2015 expected theatrical release of AVENGERS: AGE OF ULTRON and were higher than 2014 first quarter sales related to two 2014 theatrical releases, CAPTAIN AMERICA: THE WINTER SOLIDER and THE AMAZING SPIDER-MAN 2. The first quarter of 2015 also benefited from initial shipments related to the June 2015 expected theatrical release of JURASSIC WORLD.

GAMES: Net revenues from the games category increased 7% in the first quarter of 2015 compared to 2014 primarily due to growth in franchise brands MAGIC: THE GATHERING and MONOPOLY.  These increases were partially offset by declines in several other game brands, including ANGRY BIRDS games. Growth in MAGIC: THE GATHERING benefited from an earlier release date in the KHANS OF TARKIR block compared to release dates in 2014.

GIRLS: Net revenues from the girls' category decreased 16% in the first quarter of 2015 compared to 2014 primarily due to declines in FURBY, FURREAL FRIENDS and EASY BAKE products. These declines were only partially offset by growth in franchise brands LITTLEST PET SHOP, which was supported by Hasbro Studios programming, and PLAY-DOH, specifically PLAY-DOH DOHVINCI.

PRESCHOOL: Net revenues from the preschool category increased 22% in the first quarter of 2015 compared to 2014 primarily due to PLAY-DOH and PLAYSKOOL HEROES products, which includes TRANSFORMERS RESCUE BOTS and initial shipments of JURASSIC WORLD products. These increases were partially offset by lower net revenues from core PLAYSKOOL, SESAME STREET and TONKA products.

Segment Results
Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed below. See product category discussion for more specific brand detail. The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended March 29, 2015 and March 30, 2014.
	Quarter Ended
	March 29, 2015	March 30, 2014	% Change
Net Revenues
U.S. and Canada segment	$345,690	337,699	2%
International segment	305,713	305,475	0%
Entertainment and Licensing segment	60,631	34,874	74%

Operating Profit
U.S. and Canada segment	$41,423	35,763	16%
International segment	1,903	2,414	-21%
Entertainment and Licensing segment	16,402	5,982	174%

U.S. AND CANADA SEGMENT
The U.S. and Canada segment net revenues increased 2% to $345,690 at March 29, 2015 from $337,699 for the quarter ended March 30, 2014. Currency translation negatively impacted net revenues by approximately $1,300 in the quarter ended March 29, 2015.  Growth in the boys', games and preschool categories were partially offset by lower net revenues from the girls' category.

In the boys' category, higher net revenues from JURASSIC WORLD, MARVEL, NERF, STAR WARS and TRANSFORMERS products were partially offset by lower net revenues from BEYBLADE and SUPERSOAKER products.  In the games category, higher net revenues from MAGIC: THE GATHERING and MONOPOLY products, and, to a lesser extent, DUNGEONS AND DRAGONS, GAME OF LIFE and TROUBLE  products were partially offset by lower net revenues from other games brands, including ANGRY BIRDS and ELEFUN & FRIENDS. Girls' category decreased primarily due to FURBY, FURREAL FRIENDS and EASY BAKE products. MY LITTLE PONY products also contributed to the decline.  These reductions were only partially offset by higher net revenues from PLAY-DOH DOHVINCI, NERF REBELLE and LITTLEST PET SHOP products. In the preschool category, franchise brand growth, including PLAYSKOOL HEROES TRANSFORMERS RESCUE BOTS and PLAY-DOH, in addition to early shipments of PLAYSKOOL HEROES JURASSIC WORLD products resulted in higher net revenues partially offset by lower net revenues from SESAME STREET and core PLAYSKOOL products.

U.S. and Canada segment operating profit for the quarter ended March 29, 2015 increased to $41,423, or 12.0% of segment net revenues, from $35,763, or 10.6% of segment net revenues, for the quarter ended March 30, 2014. Favorable revenue mix, including higher contributions from MAGIC: THE GATHERING and other franchise brands, partially offset by higher expense levels, resulted in improved operating profit and margin.
INTERNATIONAL SEGMENT
International segment net revenues were $305,713 for the quarter ended March 29, 2015 compared to $305,475 for the quarter ended March 30, 2014. First quarter 2015 International segment net revenues include unfavorable foreign currency translation of approximately $61,000, primarily in Europe, as a result of the stronger U.S. dollar in 2015 compared to 2014. Absent the impact of foreign exchange, International segment net revenues for the first quarter of 2015 increased 20%. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended March 29, 2015 and March 30, 2014.

	Quarter Ended
	March 29, 2015	March 30, 2014	% Change
Europe	$195,871	207,542	-6%
Latin America	57,608	53,284	8%
Asia Pacific	52,234	44,649	17%
Net revenues	$305,713	305,475

Net revenues in emerging markets, which includes but is not limited to Russia, Brazil, China and Korea, increased 3% in the first quarter of 2015 compared to 2014. Net revenues from the European, Latin American and Asia Pacific regions included unfavorable impact of foreign currency translation of approximately $50,200, $8,000 and $2,800, respectively.  Excluding this impact of foreign exchange, all major geographic regions grew: Europe – 19%; Latin America – 23%; and Asia Pacific – 23%.

By product category, growth in the boys and preschool categories was almost entirely offset by declines in the girls and games categories.

In the boys' category, higher net revenues from franchise brands NERF and TRANSFROMERS as well as higher sales of MARVEL and STAR WARS products were partially offset by lower net revenues from ANGRY BIRDS and BEYBLADE products. In the games category, higher net revenues from MAGIC: THE GATHERING and MONOPOLY products were more than offset by other games brands. In the girls' category, higher net revenues reflecting contribution from the 2014 introduction of PLAY-DOH DOHVINCI was more than offset by lower net revenues from the other franchise brands, LITTLEST PET SHOP, MY LITTLE PONY and NERF, as well as  FURBY and FURREAL FRIENDS. Growth in the preschool category reflects higher net revenues from franchise brands PLAY-DOH and PLAYSKOOL HEROES TRANSFORMERS RESCUE BOTS partially offset by lower net revenues from core PLAYSKOOL products.

International segment operating profit decreased to $1,903, or 0.6% of segment net revenues, for the quarter ended March 29, 2015, from $2,414, or 0.8% of segment net revenues, for the quarter ended March 30, 2014. Lower operating profit reflects the impact of foreign exchange resulting from the strengthening U.S. dollar in the first quarter of 2015 compared to 2014. Excluding the impact of foreign exchange, International segment operating profit improved to $5,455 in the first quarter of 2015.

ENTERTAINMENT AND LICENSING SEGMENT
Entertainment and Licensing segment net revenues for the quarter ended March 29, 2015 increased 74% to $60,631 from $34,874 for the quarter ended March 30, 2014, reflecting higher revenues from lifestyle licensing, particularly related to the MY LITTLE PONY and TRANSFORMERS brands, and higher entertainment revenues related to a multi-year digital distribution agreement for Hasbro Studios programming entered during the quarter. These higher net revenues were partially offset by lower net revenues from digital licensing.

Entertainment and Licensing segment operating profit increased to $16,402 for the quarter ended March 29, 2015 from $5,982 for the quarter ended March 30, 2014. Improved operating profit primarily reflects higher lifestyle licensing revenues as well as higher programming revenues.

OTHER SEGMENTS AND CORPORATE ELIMINATIONS

Global Operations had an operating loss of $3,782 for the quarter ended March 29, 2015 compared to an operating loss of $1,744 for the quarter ended March 30, 2014.  Corporate and eliminations operating loss of $1,741 for the quarter ended March 29, 2015 compared to an operating profit of $1,033 for the quarter ended March 30, 2014.

Costs and Expenses

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 29, 2015 and March 30, 2014.

	March 29, 2015	March 30, 2014
Cost of sales	34.7%	38.1%
Royalties	8.3	7.3
Product development	7.3	7.0
Advertising	9.5	9.9
Amortization of intangibles	1.8	2.0
Program production cost amortization	1.6	0.7
Selling, distribution and administration	29.3	28.7

Cost of sales decreased to $247,735, or 34.7% of net revenues, for the quarter ended March 29, 2015 from $258,545, or 38.1% of net revenues, for the quarter ended March 30, 2014.  Cost of sales decreased in dollars and as a percentage of net revenues on higher net revenues in the first quarter of 2015 compared to 2014. This reflects favorable revenue mix, which includes lower cost franchise brands and Entertainment and Licensing segment net revenues.  Entertainment and Licensing segment net revenues represented 8.5% of consolidated net revenues in the first quarter of 2015 compared to 5.1% of consolidated net revenues in the first quarter of 2014. In addition, the first quarter of 2015 benefited from a more favorable impact from foreign exchange hedges related to product purchases.

Royalty expense for the quarter ended March 29, 2015 increased to $59,089, or 8.3% of net revenues, from $49,581, or 7.3% of net revenues, for the quarter ended March 30, 2014. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Growth in net revenues from partner brands, particularly related to MARVEL products, generated higher royalty expense in both dollars and as percentage of net revenues in 2015 compared to 2014. In addition, royalties related to revenues from a multi-year digital distribution agreement for Hasbro Studios programming recognized in the quarter also contributed to higher royalty expense.

Product development expense for the quarter ended March 29, 2015 increased to $51,897, or 7.3% of net revenues, from $47,257, or 7.0% of net revenues, for the quarter ended March 30, 2014. In dollars, higher product development expenses in 2015 compared to 2014 reflects costs associated with development of the DISNEY PRINCESS and FROZEN product lines under license agreement with The Walt Disney Company.  The Company will continue to incur these development costs in 2015 in advance of the commencement of the license period and product shipments in 2016.

Advertising expense for the quarter ended March 29, 2015 was $67,742, or 9.5% of net revenues, compared to $67,259, or 9.9% of net revenues, for the quarter ended March 30, 2014. The reduction in advertising expense as a percent of net revenues primarily resulted from the mix of revenues, including the increase in the Entertainment and Licensing segment and the MAGIC: THE GATHERING brand.

Amortization of intangibles was $12,951, or 1.8% of net revenues, in the first quarter of 2015 from $13,402, or 2.0% of net revenues, in the first quarter of 2014. The decline is primarily due to certain assets which became fully amortized in 2014.

Program production cost amortization increased in the first quarter of 2015 to $11,096, or 1.6% of net revenues, from $4,658, or 0.7% of net revenues, in the first quarter of 2014. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The increase in the first quarter of 2015 resulted from higher net revenues due to the multi-year digital distribution agreement for Hasbro Studios programming.

For the quarter ended March 29, 2015, the Company's selling, distribution and administration expenses increased to $208,785, or 29.3% of net revenues, from $195,303, or 28.7% of net revenues, for the quarter ended March 30, 2014. Higher selling, distribution and administration expenses primarily reflects higher administration and distribution costs, partially offset by lower marketing and sales. Foreign exchange resulted in a decrease of approximately $13,200. Excluding the impact of foreign exchange, increased 2015 expense is the result of higher depreciation expense, performance-based stock compensation, investments in MAGIC: THE GATHERING and other general cost increases, such as salaries and wages.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the first quarter of 2015 increased to $24,585 from $22,428 for the comparable period of 2014. The increase in interest expense in the first quarter of 2015 compared to the first quarter of 2014 reflects the impact of favorable interest rate swap agreements that were in place during 2014.

Interest income for the quarter ended March 29, 2015 was $930 compared to $1,326 for the quarter ended March 30, 2014.  Higher average cash balances in 2015 compared to 2014 were more than offset by lower average interest rates, particularly in international jurisdictions.

Other income, net of $3,765 for the quarter ended March 29, 2015 compared to $3,649 for the quarter ended March 30, 2014.  The favorable impact of increased earnings from the Company's joint venture television network and certain asset sales were partially offset by higher foreign currency translation losses.

INCOME TAXES

Income tax expense for the quarter ended March 29, 2015 was $8,494 on pre-tax earnings of $34,315 compared to an income tax benefit of $5,519 on pre-tax earnings of $25,995 for the quarter ended March 30, 2014.  Both quarters, as well as the full year 2014, were impacted by certain discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first quarter of 2015, favorable discrete tax adjustments were a net benefit of $771 compared to a net benefit of $12,453 in the first quarter of 2014. The 2014 discrete tax adjustments included a benefit of $13,480 related to the effective settlement of certain open tax years in the United States. Absent discrete items, the adjusted tax rate for the first quarters of 2015 and 2014 were 27.0% and 26.1%, respectively. The adjusted rate of 27.0% for the three months ended March, 29, 2015 is comparable to the full year 2014 adjusted rate of 26.5%.

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

In May 2014, the Financial Accounting Standards Board ("FASB"), in cooperation with the International Accounting Standards Board ("IASB"), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is evaluating the requirements of ASU 2014-09 and its potential impact on the Company's financial statements. Presently, the FASB is in the process of drafting an accounting standards update which would defer the effective date to December 15, 2017 with an option for early adoption not before December 15, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2014 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and commercial paper program.

During the first quarter of 2015, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit and the Company's commercial paper program. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2015. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of March 29, 2015 the Company's cash and cash equivalents totaled $1,081,397, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. Substantially all of the Company's cash and cash equivalents held outside of the United States as of March 29, 2015 is denominated in the U.S. dollar.

Because of the seasonality in the Company's cash flow, management believes that on an interim basis, rather than discussing only its cash flows, a better understanding of its liquidity and capital resources can be obtained through a discussion of the various balance sheet categories as well. Also, as several of the major categories, including cash and cash equivalents, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter, again due to the seasonality of its business, the Company believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior quarter or prior year-end.

At March 29, 2015, cash and cash equivalents, net of short-term borrowings, increased to $849,483 from $779,391 at March 30, 2014. Net cash provided by operating activities in the first quarter of 2015 was $315,281 compared to $242,041 in the first quarter of 2014. During the first quarter of 2014, operating cash flow included $58,040 in cash payments related to the settlement of an adverse arbitration award. On a trailing twelve month basis, the Company generated $527,641 in operating cash flows as of the end of the first quarter of 2015 compared to $345,719 as of the end of the first quarter of 2014 and $454,411 for the fiscal year ended December 28, 2014.

Accounts receivable increased approximately 2% to $563,301 at March 29, 2015 from $552,471 at March 30, 2014. At March 29, 2015, the accounts receivable balance includes a decrease of approximately $89,400 resulting from the impact of foreign currency translation. Absent the impact of foreign currency translation, accounts receivable increased approximately 18% reflecting the aforementioned 14% revenue growth, absent foreign exchange translation, in the first quarter 2015 compared to 2014. Days sales outstanding decreased from 73 days at March 30, 2014 to 71 days at March 29, 2015.

Inventories decreased approximately 13% to $340,654 at March 29, 2015 from $390,824 at March 30, 2014. Inventory at March 29, 2015 includes a reduction of $55,600 resulting from the impact of foreign currency translation. Absent foreign currency translation, inventories increased approximately 1%. Excluding the impact of foreign currency translation, higher International segment inventories were almost all offset by lower U.S. and Canada segment inventories.

Prepaid expenses and other current assets increased 3% to $419,956 at March 29, 2015 from $406,561 at March 30, 2014. Higher prepaid expenses and other current assets primarily relate to higher outstanding foreign exchange contracts, reflecting the stronger U.S. dollar at March 29, 2015 compared to March 30, 2014, as well as higher income tax receivables. These higher balances were partially offset by lower prepaid royalties, deferred taxes and non-income based taxes.

Accounts payable and accrued liabilities at March 29, 2015 decreased 10% to $588,813 from $654,507 at March 30, 2014. The 2014 accrued liability balance included $21,540 of forward-starting interest rate swap contracts related to a contemplated debt issuance, which were terminated when the debt was issued in May 2014. The decrease also included lower accrued severance, due to scheduled payments, and lower accounts payable.

Goodwill and other intangible assets, net decreased approximately 6% to $904,300 at March 29, 2015 from $956,963 at March 29, 2014. The decrease was due to amortization of intangible assets over the last twelve months.

Other assets at March 29, 2015 increased approximately 2% to $707,645 from $693,471 at March 30, 2014. Higher outstanding foreign exchange contracts and deferred income taxes, reflecting higher pension-related balances, were partially offset by a reduction in the Company's joint venture television network and lower long-term royalty advances.  During the third quarter of 2014, the Company sold a 10% equity interest in their joint venture television network to Discovery, which included cash proceeds of $64,400.

Other liabilities increased 16% to $392,479 at March 29, 2015 from $337,219 at March 30, 2014. Increased other liabilities primarily relate to higher pension liabilities primarily due to changes in actuarial assumptions, including a lower discount rate and  mortality tables. In addition, the amended relationship between the Company and Discovery resulted in a net increase to other liabilities of approximately $10,000 reflecting the fair value of an option agreement related to the Company's equity interest in Discovery Family, partially offset by a reduction in amounts due to Discovery related to a tax sharing agreement. These increases were partially offset by lower liabilities related to uncertain tax positions reflecting the settlement of tax examinations in 2014 primarily related to the United States and Mexico. In connection with the settlement of tax assessments and years subject to audit from 2000 to 2013 in Mexico, the Company paid approximately $65,000 during the fourth quarter of 2014.

Net cash utilized by investing activities was $33,111 in the first quarter of 2015 compared to $27,078 in 2014. Additions to property, plant and equipment were $31,151 in 2015 compared to $22,239 in 2014, primarily reflecting the Company's investment in tooling and information systems.  2015 investing activity also includes a $3,000 contribution to a 50% joint venture with Guangdong Alpha Animation and Culture Co., Ltd.

Net cash utilized by financing activities was $82,489 in the first quarter of 2015 compared to $103,387 in 2014. Cash payments related to purchases of the Company's common stock were $26,507 in the first quarter of 2015 compared to $79,913 in 2014. At March 29, 2015, the Company had $538,959 remaining available under its current share repurchase authorizations approved by the Board of Directors. Dividends paid were $53,470 in the first quarter of 2015 compared to $52,388 in the first quarter of 2014. The impact of the higher dividend rate in 2015 was partially offset by lower shares outstanding. Net repayments of short-term borrowings of $20,325 in the first quarter of 2015 compared to net proceeds from short-term borrowings of $5,035 in the first quarter of 2014.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At March 29, 2015 the Company had approximately $225,000 in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended March 29, 2015. The Company had no borrowings outstanding under its committed revolving credit facility at March 29, 2015. However, the Company had letters of credit outstanding under this facility as of March 29, 2015 of approximately $900, and borrowings under the Company's commercial paper program of approximately $225,000. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of March 29, 2015 were approximately $474,100. Subsequent to March 29, 2015, the Agreement was amended and restated, extending the term from October 2017 to March 2020. The Company also has other uncommitted lines from various banks, of which approximately $26,700 was utilized at March 29, 2015. Of the amount utilized under the uncommitted lines, approximately $6,500 and $20,200 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at March 29, 2015 of $1,559,895 due at varying times from 2017 through 2044. Of this long-term debt, $600,000 represents the aggregate issuance of long-term debt in May 2014 which consists of $300,000 of 3.15% Notes Due 2021 and $300,000 of 5.10% Notes Due 2044. The Company also had letters of credit and other similar instruments of approximately $162,830 and purchase commitments of $53,138 outstanding at March 29, 2015. Letters of credit and similar instruments include bonds of approximately $141,740 related to tax assessments in Mexico which were settled in December 2014. These bonds were cancelled on March 30, 2015.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2014, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2014, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $40,222 at March 29, 2015, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 28, 2014.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2015 through 2019 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At March 29, 2015, these contracts had net unrealized gains of $127,037, of which $65,026 are recorded in prepaid expenses and other current assets, $65,524 are recorded in other assets, and $3,513 are recorded in accrued liabilities. Included in accumulated other comprehensive loss at March 29, 2015 are deferred gains, net of tax, of $118,252, related to these derivatives.

At March 29, 2015, the Company had fixed rate long-term debt of $1,559,895. Of this long-term debt, $600,000 represents the aggregate issuance of long-term debt in May 2014 which consists of $300,000 of 3.15% Notes Due 2021 and $300,000 of 5.10% Notes Due 2044.  The Company had forward-starting interest rate swap agreements with a total notional value of $500,000 related to the May 2014 issuance which hedged the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value, $33,306 at the date of issuance, was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at March 29, 2015 are deferred losses, net of tax, of $20,224 related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 29, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently party to certain legal proceedings, none of which it believes to be material to its business or financial condition.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 28, 2014 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2015 12/29/15 – 1/25/15	147,000	$53.73	147,000	$56,252,864
February 2015 1/26/15 – 3/1/2015	122,600	$57.62	122,600	$549,188,374
March 2015 3/2/2015 – 3/29/2015	166,247	$61.53	166,247	$538,959,294
Total	435,847	$57.80	435,847	$538,959,294

 On August 1, 2013, the Company announced that its Board of Directors authorized the repurchase of a $500 million in common stock. On February 9, 2015, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million in common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under this authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.2	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.3	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

3.4	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

3.5	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)

3.6	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.7	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No 1-6682.)

4.1	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

4.2	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, File No. 1-6682.)

4.3	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

4.4	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.5	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

4.6	Fourth Supplemental Indenture, dated May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014, file No. 1-6682.)

10.1	Hasbro, Inc. 2015 Performance Rewards Program.

10.2	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable for Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.3	Form of Fair Market Value Stock Option Agreement for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.4	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.5	Form of Contingent Stock Performance Award for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.6	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.7	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: May 6, 2015	By: /s/ Deborah Thomas
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

3.5	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)
3.6
Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.7
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

10.1	Hasbro, Inc. 2015 Performance Rewards Program.

10.2
Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable for Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.3	Form of Fair Market Value Stock Option Agreement for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.4
Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.5	Form of Contingent Stock Performance Award for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.6
Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.7	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.