Form 10-Q
period 2015-06-28
HASBRO INC
filed 2015-07-29
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
_________________

FORM 10-Q
______________
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 20, 2015 was 124,902,730.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	June 28, 2015	June 29, 2014	December 28, 2014
ASSETS
Current assets
Cash and cash equivalents	$858,458	586,151	893,167
Accounts receivable, less allowance for doubtful accounts of $16,300 $20,700 and $15,900	709,437	738,899	1,094,673
Inventories	403,789	492,822	339,572
Prepaid expenses and other current assets	434,145	386,333	391,688
Total current assets	2,405,829	2,204,205	2,719,100

Property, plant and equipment, less accumulated depreciation of $359,300, $512,200 and $508,600	225,911	236,881	237,489

Other assets
Goodwill	592,802	594,320	593,438
Other intangibles, net, accumulated amortization of $823,800, $770,100 and $797,500	298,231	350,705	324,528
Other	708,334	752,484	657,587
Total other assets	1,599,367	1,697,509	1,575,553

Total assets	$4,231,107	4,138,595	4,532,142

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	June 28, 2015	June 29, 2014	December 28, 2014
Current liabilities
Short-term borrowings	$167,877	9,188	252,481
Accounts payable	185,631	207,526	212,549
Accrued liabilities	452,395	507,978	609,904
Total current liabilities	805,903	724,692	1,074,934

Long-term debt	1,559,895	1,559,895	1,559,895
Other liabilities	395,417	357,766	388,919
Total liabilities	2,761,215	2,642,353	3,023,748

Redeemable noncontrolling interests	41,387	44,194	42,730

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	850,582	767,595	806,265
Retained earnings	3,583,803	3,387,006	3,630,072
Accumulated other comprehensive loss	(103,476)	(51,784)	(95,454)
Treasury stock, at cost; 84,781,723 shares at June 28, 2015; 81,767,695 shares at June 29, 2014; and 85,168,478 shares at December 28, 2014	(3,007,251)	(2,755,616)	(2,980,066)
Total shareholders' equity	1,428,505	1,452,048	1,465,664

Total liabilities, redeemable noncontrolling interests and shareholders' equity	$4,231,107	4,138,595	4,532,142

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net revenues	$797,658	829,262	1,511,158	1,508,715
Costs and expenses:
Cost of sales	295,399	320,336	543,134	578,881
Royalties	57,069	70,533	116,158	120,114
Product development	57,609	51,707	109,506	98,964
Advertising	78,365	81,693	146,107	148,952
Amortization of intangibles	13,348	11,892	26,299	25,294
Program production cost amortization	7,220	6,710	18,316	11,368
Selling, distribution and administration	213,148	203,827	421,933	399,130
Total costs and expenses	722,158	746,698	1,381,453	1,382,703
Operating profit	75,500	82,564	129,705	126,012
Non-operating (income) expense:
Interest expense	24,186	22,802	48,771	45,230
Interest income	(690)	(1,165)	(1,620)	(2,491)
Other income, net	(1,642)	(3,590)	(5,407)	(7,239)
Total non-operating expense, net	21,854	18,047	41,744	35,500
Earnings before income taxes	53,646	64,517	87,961	90,512
Income tax expense	13,364	31,697	21,858	26,178
Net earnings	40,282	32,820	66,103	64,334
Net loss attributable to noncontrolling interests	(1,527)	(655)	(2,373)	(1,228)
Net earnings attributable to Hasbro, Inc.	$41,809	33,475	68,476	65,562

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$0.33	0.26	0.55	0.50
Diluted	$0.33	0.26	0.54	0.50
Cash dividends declared per common share	$0.46	0.43	0.92	0.86

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net earnings	$40,282	32,820	66,103	64,334
Other comprehensive earnings (loss):
Foreign currency translation adjustments	642	6,336	(46,669)	4,042
Net (losses) gains on cash flow hedging activities, net of tax	(9,672)	(11,689)	52,628	(27,840)
Unrealized holding gains on available-for-sale securities, net of tax	715	1,282	941	3,525
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(9,458)	286	(17,419)	1,524
Unrecognized pension and postretirement amounts	1,293	566	2,497	1,100
Total other comprehensive loss, net of tax	(16,480)	(3,219)	(8,022)	(17,649)
Comprehensive earnings	23,802	29,601	58,081	46,685
Comprehensive loss attributable to noncontrolling interests	(1,527)	(655)	(2,373)	(1,228)
Comprehensive earnings attributable to Hasbro, Inc.	$25,329	30,256	60,454	47,913

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net earnings	$66,103	64,334
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	50,749	50,078
Amortization of intangibles	26,299	25,294
Program production cost amortization	18,316	11,368
Deferred income taxes	(5,234)	(2,613)
Stock-based compensation	21,714	17,850
Change in operating assets and liabilities:
Decrease in accounts receivable	333,467	342,413
Increase in inventories	(100,563)	(143,102)
Decrease (increase) in prepaid expenses and other current assets	435	(1,019)
Program production costs	(21,557)	(15,818)
Decrease in accounts payable and accrued liabilities	(162,483)	(217,617)
Other	8,858	(21,898)
Net cash provided by operating activities	236,104	109,270
Cash flows from investing activities:
Additions to property, plant and equipment	(67,709)	(51,636)
Investments and acquisitions, net of cash acquired	(3,000)	-
Other	11,706	(1,028)
Net cash utilized by investing activities	(59,003)	(52,664)
Cash flows from financing activities:
Net proceeds from borrowings with maturity greater than three months	-	559,986
Repayments of borrowings with maturity greater than three months	-	(425,000)
Net (repayments of) proceeds from other short-term borrowings	(84,420)	1,430
Purchases of common stock	(49,156)	(213,935)
Stock option transactions	34,297	26,776
Excess tax benefits from stock-based compensation	7,947	4,693
Dividends paid	(110,902)	(108,097)
Other	(81)	-
Net cash utilized by financing activities	(202,315)	(154,147)
Effect of exchange rate changes on cash	(9,495)	1,243
Decrease in cash and cash equivalents	(34,709)	(96,298)
Cash and cash equivalents at beginning of year	893,167	682,449
Cash and cash equivalents at end of period	$858,458	586,151

Supplemental information
Cash paid during the period for:
Interest	$43,977	51,023
Income taxes	$36,727	41,905

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of June 28, 2015 and June 29, 2014, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended June 28, 2015 and June 29, 2014 are each 13-week periods. The six-month periods ended June 28, 2015 and June 29, 2014 are each 26-week periods.

The results of operations for the quarter and six-month periods ended June 28, 2015 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2014 periods representative of those actually experienced for the full year 2014.

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

(2) Earnings Per Share

Net earnings per share data for the quarter and six-month periods ended June 28, 2015 and June 29, 2014 were computed as follows:

	2015		2014
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$41,809	41,809	33,475	33,475

Average shares outstanding	125,093	125,093	129,381	129,381
Effect of dilutive securities:
Options and other share-based awards	-	1,713	-	1,549
Equivalent Shares	125,093	126,806	129,381	130,930

Net earnings attributable to Hasbro, Inc. per common share	$0.33	0.33	0.26	0.26

	2015		2014
Six Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$68,476	68,476	65,562	65,562

Average shares outstanding	124,973	124,973	130,306	130,306
Effect of dilutive securities:
Options and other share-based awards	-	1,601	-	1,525
Equivalent Shares	124,973	126,574	130,306	131,831

Net earnings attributable to Hasbro, Inc. per common share	$0.55	0.54	0.50	0.50

For the quarter ended June 28, 2015, no options or restricted stock units were excluded from the calculation of diluted earnings per share as none were antidilutive.  For the quarter ended June 29, 2014, options and restricted stock units totaling 674, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six-month periods ended June 28, 2015 and June 29, 2014, options and restricted stock units totaling 391 and 675, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and six-month periods ended June 28, 2015 and June 29, 2014.

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$853	5,437	(3,962)	14,911
Tax expense on unrealized holding gains	(408)	(727)	(536)	(1,999)
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	708	(119)	1,050	(342)
Tax benefit on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(596)	(321)	(1,280)	(624)

Total tax effect on other comprehensive earnings (loss)	$557	4,270	(4,728)	11,946

Changes in the components of accumulated other comprehensive loss for the six months ended June 28, 2015 and June 29, 2014 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2015
Balance at Dec. 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)
Current period other comprehensive earnings (loss)	2,497	35,209	941	(46,669)	(8,022)
Balance at June 28, 2015	$(110,595)	78,898	2,841	(74,620)	(103,476)

2014
Balance at Dec. 29, 2013	$(64,841)	(7,313)	-	38,019	(34,135)
Current period other comprehensive earnings (loss)	1,100	(26,316)	3,525	4,042	(17,649)
Balance at June 29, 2014	$(63,741)	(33,629)	3,525	42,061	(51,784)

At June 28, 2015, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $98,835 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2015 or forecasted to be purchased during the remainder of 2015 and, to a lesser extent, 2016 through 2020, intercompany expenses expected to be paid or received during 2015 and 2016, cash receipts for sales made at the end of the second quarter of 2015 or forecasted to be made in the remainder of 2015 and, to a lesser extent, 2016 through 2017. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At June 28, 2015, deferred losses, net of tax of $19,937 related to these instruments remained in AOCE. For the quarter and six months ended June 28, 2015, losses of $449 and $889, respectively, were reclassified from AOCE to net earnings.  For both the quarter and six months ended June 29, 2014, losses of $257 were reclassified from AOCE to net earnings.

Of the amount included in AOCE at June 28, 2015, the Company expects approximately $46,129 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At June 28, 2015, June 29, 2014 and December 28, 2014, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 28, 2015, June 29, 2014 and December 28, 2014 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of June 28, 2015, June 29, 2014 and December 28, 2014 are as follows:

	June 28, 2015		June 29, 2014		December 28, 2014
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	557,450	500,000	587,350	500,000	617,700
6.30% Notes Due 2017	350,000	382,235	350,000	396,725	350,000	387,660
5.10% Notes Due 2044	300,000	287,010	300,000	307,950	300,000	316,980
3.15% Notes Due 2021	300,000	301,800	300,000	300,330	300,000	302,700
6.60% Debentures Due 2028	109,895	121,115	109,895	124,687	109,895	128,698
Total long-term debt	$1,559,895	1,649,610	1,559,895	1,717,042	1,559,895	1,753,738

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

The Company is no longer subject to U.S. federal income tax examinations for years before 2013. With few exceptions, the Company is no longer subject to U.S., state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2009. The Company is currently under income tax examination in several U.S., state and local and non-U.S. jurisdictions.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At June 28, 2015, June 29, 2014 and December 28, 2014, these investments totaled $32,766, $33,528 and $23,560, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net losses of $87 and $70 on these investments in other (income) expense, net for the quarter and six-months ended June 28, 2015, respectively, related to the change in fair value of such instruments.  For the quarter and six-month periods ended June 29, 2014 the Company recorded net gains of $1,063 and $2,240, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At June 28, 2015, June 29, 2014 and December 28, 2014, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 28, 2015
Assets:
Available-for-sale securities	$38,725	5,959	21,777	10,989
Derivatives	105,906	-	105,906	-
Total assets	$144,631	5,959	127,683	10,989

Liabilities:
Derivatives	$2,748	-	2,748	-
Option agreement	25,190	-	-	25,190
Total liabilities	$27,938	-	2,748	25,190

June 29, 2014
Assets:
Available-for-sale securities	$40,712	7,183	27,912	5,617
Derivatives	533	-	533	-
Total assets	$41,245	7,183	28,445	5,617

Liabilities:
Derivatives	$16,131	-	16,131	-

December 28, 2014
Assets:
Available-for-sale securities	$28,042	4,482	17,773	5,787
Derivatives	69,148	-	69,148	-
Total assets	$97,190	4,482	86,921	5,787

Liabilities:
Derivatives	$2,591	-	2,591	-
Option agreement	25,340	-	-	25,340
Total Liabilities	$27,931	-	2,591	25,340

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

The Company's derivatives consist primarily of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at June 28, 2015, June 29, 2014 and December 28, 2014, is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the first half of 2015.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2015	2014
Balance at beginning of year	$(19,553)	5,484
Purchases	5,000	-
Gain from change in fair value	352	133
Balance at end of second quarter	$(14,201)	5,617

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and six-month periods ended June 28, 2015 and June 29, 2014 are as follows:

	Quarter Ended
	Pension		Postretirement
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$1,021	969	150	138
Interest cost	4,619	5,053	285	333
Expected return on assets	(5,497)	(5,558)	-	-
Net amortization and deferrals	2,207	1,251	(114)	(114)
Curtailment	138	-	-	-
Net periodic benefit cost	$2,488	1,715	321	357

	Six Months Ended
	Pension		Postretirement
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$2,032	1,940	300	275
Interest cost	9,224	10,111	570	665
Expected return on assets	(10,976)	(11,118)	-	-
Net amortization and deferrals	4,408	2,503	(228)	(227)
Curtailment	138	-	-	-
Net periodic benefit cost	$4,826	3,436	642	713

During the first half of fiscal 2015, the Company made cash contributions to its defined benefit pension plans of approximately $430 in the aggregate. The Company expects to contribute approximately $3,570 during the remainder of fiscal 2015.

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

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2015 through 2020.

At June 28, 2015, June 29, 2014 and December 28, 2014, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 28, 2015		June 29, 2014		December 28, 2014
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$1,081,451	111,252	747,516	(8,500)	863,232	69,049
Sales	239,415	(7,659)	189,357	(4,613)	139,946	829
Other	74,433	(971)	43,042	(1,949)	51,213	(1,008)
Total	$1,395,299	102,622	979,915	(15,062)	1,054,391	68,870

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 28, 2015, June 29, 2014 and December 28, 2014 as follows:

	June 28, 2015	June 29, 2014	December 28, 2014
Prepaid expenses and other current assets
Unrealized gains	$63,740	422	46,594
Unrealized losses	(12,302)	(248)	(11,508)
Net unrealized gain	$51,438	174	35,086

Other assets
Unrealized gains	$54,664	315	34,234
Unrealized losses	(732)	(22)	(172)
Net unrealized gains	$53,932	293	34,062

Accrued liabilities
Unrealized gains	$4,349	2,563	447
Unrealized losses	(7,026)	(16,475)	(725)
Net unrealized loss	$(2,677)	(13,912)	(278)

Other liabilities
Unrealized gains	$-	1,118	-
Unrealized losses	(71)	(2,735)	-
Net unrealized loss	$(71)	(1,617)	-

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and six-month periods ended June 28, 2015 and June 29, 2014 as follows:

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Statements of Operations Classification
Cost of sales	$12,683	821	22,746	(198)
Sales	(2,645)	(704)	(3,999)	(863)
Other	12	(260)	55	(610)
Net realized gains (losses)	$10,050	(143)	18,802	(1,671)

In addition, gains of $567 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended June 28, 2015, and net (losses) gains of $(3) and $62 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended June 29, 2014, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency fluctuations. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At June 28, 2015, June 29, 2014 and December 28, 2014 the total notional amounts of the Company's undesignated derivative instruments were $124,171, $248,908 and $294,571, respectively.

At June 28, 2015, June 29, 2014 and December 28, 2014, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	June 28, 2015	June 29, 2014	December 28, 2014
Prepaid expenses and other current assets
Unrealized gains	$563	-	-
Unrealized losses	(27)	-	-
Net unrealized gain	536	-	-

Other assets
Unrealized gains	-	66	-
Unrealized losses	-	-	-
Net unrealized gain	-	66	-

Accrued liabilities
Unrealized gains	-	663	1,733
Unrealized losses	-	(1,265)	(4,046)
Net unrealized loss	-	(602)	(2,313)

Total unrealized gain (loss), net	$536	(536)	(2,313)

The Company recorded net gains of $8,883 and $18,954 on these instruments to other (income) expense, net for the quarter and six-month periods ended June 28, 2015, respectively, and $4,179 and $62 on these instruments to other (income) expense, net for the quarter and six-month periods ended June 29, 2014, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments see Notes 4 and 6.

(9) Assets Held for Sale

On July 14, 2015, the Company announced its intent to sell its manufacturing operations in East Longmeadow, Massachusetts and Waterford, Ireland to the Cartamundi Group.  The Company anticipates that this transaction, which is subject to the signing of definitive agreements and the satisfaction of specified closing conditions, will close in the third quarter of 2015. As of June 28, 2015, the Company met the criteria to classify the assets and liabilities of the manufacturing operations, primarily comprised of inventory and property, plant and equipment, as assets and liabilities held for sale which have been classified in the accompanying balance sheet as follows: prepaid expenses and other current assets - $19,683; other assets - $26,374; accounts payable and accrued expenses - $2,471. The Company does not expect to record a loss related to the sale of these operations.

(10) Segment Reporting

Hasbro is a worldwide leader in children's and family leisure time products and services with a broad portfolio of brands and entertainment properties spanning toys, games, licensed products ranging from traditional to high-tech and digital, and film and television entertainment. The Company's segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment and Licensing, and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games and puzzles, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company's U.S. and Canada and International segments.

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

Information by segment and a reconciliation to reported amounts for the quarter and six-month periods ended June 28, 2015 and June 29, 2014 are as follows.

	Quarter Ended
	June 28, 2015		June 29, 2014
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$385,183	1,718	383,001	1,467
International	362,760	(96)	396,849	21
Entertainment and Licensing	47,640	4,025	47,663	3,496
Global Operations (a)	2,075	350,864	1,749	355,328
Corporate and Eliminations	-	(356,511)	-	(360,312)
	$797,658	-	829,262	-

	Six Months Ended
	June 28, 2015		June 29, 2014
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$730,873	2,768	720,700	2,677
International	668,473	-	702,324	92
Entertainment and Licensing	108,271	7,434	82,537	6,738
Global Operations (a)	3,541	587,707	3,154	606,868
Corporate and Eliminations	-	(597,909)	-	(616,375)
	$1,511,158	-	1,508,715	-

	Quarter Ended		Six Months Ended
Operating profit (loss)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
U.S. and Canada	$47,147	46,928	88,570	82,691
International	25,361	29,232	27,264	31,646
Entertainment and Licensing	7,443	14,645	23,845	20,627
Global Operations (a)	2,019	1,810	(1,763)	66
Corporate and Eliminations (b)	(6,470)	(10,051)	(8,211)	(9,018)
	$75,500	82,564	129,705	126,012

Total assets	June 28, 2015	June 29, 2014	December 28, 2014
U.S. and Canada	$3,095,862	3,050,072	3,663,497
International	2,164,440	2,007,777	2,422,046
Entertainment and Licensing	675,082	741,718	783,878
Global Operations	2,334,761	2,134,524	2,433,888
Corporate and Eliminations (b)	(4,039,038)	(3,795,496)	(4,771,167)
	$4,231,107	4,138,595	4,532,142

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and Eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and Eliminations because allocations are translated from the US Dollar to local currency at budget rates when recorded, and Corporate and Eliminations also includes the elimination of inter-company balance sheet amounts.
The following table represents consolidated International segment net revenues by major geographic region for the quarter and six-month periods ended June 28, 2015 and June 29, 2014.

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Europe	$185,660	216,268	381,531	423,810
Latin America	98,368	97,019	155,976	150,303
Asia Pacific	78,732	83,562	130,966	128,211
Net revenues	$362,760	396,849	668,473	702,324

The following table presents consolidated net revenues by class of principal products for the quarter and six-month periods ended June 28, 2015 and June 29, 2014.

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Boys	$340,426	335,798	613,024	583,573
Games	211,629	225,702	447,278	446,228
Girls	127,489	163,817	244,616	302,517
Preschool	118,114	103,945	206,240	176,397
Net revenues	$797,658	829,262	1,511,158	1,508,715

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

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a global company dedicated to Creating the World's Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as partner brands. From toys and games, to television programming, motion pictures, digital gaming and a comprehensive licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's wholly-owned Hasbro Studios creates entertainment brand-driven storytelling across mediums, including television, film and more.

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

The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital licensing and gaming, and movie and television entertainment operations. In addition to these three primary segments, the Company's global development, marketing, manufacturing and product sourcing operations are managed through its Global Operations segment.

Second quarter 2015 highlights:
·	Net revenues decreased approximately 4% compared to the second quarter of 2014, but absent unfavorable foreign currency translation of approximately $71,500, net revenues in the second quarter of 2015 grew 5% compared to the second quarter of 2014.
·	2015 second quarter net revenues from franchise brands decreased 10%; growth from LITTLEST PET SHOP, MONOPOLY, NERF and PLAY-DOH was more than offset by expected declines from MAGIC: THE GATHERING and TRANSFORMERS. Excluding unfavorable foreign currency translations, franchise brands declined 2.3% for the quarter.
·	Growth from the Boys and Preschool categories in the second quarter of 2015 was more than offset by declines in the Games and Girls categories.
·	Second quarter 2015 net revenues from the U.S. and Canada segment were up 1% compared to the second quarter of 2014 while net revenues from the Entertainment and Licensing segment were flat and net revenues from the International segment declined 9% compared to the second quarter of 2014. Absent unfavorable foreign currency translation of approximately $69,500, 2015 International segment net revenues grew 9%.
·	Operating profit declined 9% in the second quarter of 2015 compared to the second quarter of 2014 but was up 10% absent unfavorable foreign currency translation of approximately $15,000.

First half 2015 highlights:
·	Net revenues were flat in first half of 2015 compared to the first half of 2014 and, absent unfavorable foreign currency translation of approximately $134,100, 2015 net revenues grew 9% compared to the first half of 2014.
·	First half 2015 net revenues from franchise brands increased 3%; growth from LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, NERF and PLAY-DOH was only partially offset by expected declines from TRANSFORMERS following last year's motion picture release. Excluding unfavorable foreign currency translation, franchise brands increased 11% during the first half of 2015.
·	Growth in the Boys and Preschool categories was partially offset by declines in the Girls category. The Games category was flat in the first half of 2015 compared to 2014.
·	First half 2015 net revenues from the U.S. and Canada and Entertainment and Licensing segments were up 1% and 31%, respectively, compared to the first half of 2014 whereas net revenues from the International segment declined 5% compared to the first half of 2014. Absent unfavorable foreign currency translation of approximately $130,500, first half 2015 International segment net revenues grew 14%.
·	Operating profit grew 3% in the first half of 2015 compared to the first half of 2014 and was up 26% absent unfavorable foreign currency translation of approximately $28,900.

In line with our commitment to return excess cash to shareholders, Hasbro increased the quarterly dividend rate from $0.43 per share to $0.46 per share which was effective for the dividend paid in May 2015 and going forward. During the first half of 2015, Hasbro repurchased approximately 747 shares at a total cost of $46,826 and an average price of $62.64 per share, respectively.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and six-month periods ended June 28, 2015 and June 29, 2014.

	Quarter Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	37.0	38.6	35.9	38.4
Royalties	7.2	8.5	7.7	8.0
Product development	7.2	6.2	7.2	6.6
Advertising	9.8	9.9	9.7	9.9
Amortization of intangibles	1.7	1.4	1.7	1.7
Program production cost amortization	0.9	0.8	1.2	0.8
Selling, distribution and administration	26.7	24.6	27.9	26.5
Operating profit	9.5	10.0	8.6	8.4
Interest expense	3.0	2.7	3.2	3.0
Interest income	(0.1)	(0.2)	(0.1)	(0.2)
Other (income) expense, net	(0.2)	(0.4)	(0.4)	(0.4)
Earnings before income taxes	6.7	7.8	5.8	6.0
Income tax expense	1.7	3.8	1.4	1.7
Net earnings	5.1	4.0	4.4	4.3
Net loss attributable to noncontrolling interests	(0.2)	(0.1)	(0.2)	(0.1)
Net earnings attributable to Hasbro, Inc.	5.2%	4.0%	4.5%	4.3%

RESULTS OF OPERATIONS – CONSOLIDATED

Second Quarter of 2015

The quarters ended June 28, 2015 and June 29, 2014 were each 13-week periods. Net earnings and net earnings attributable to Hasbro, Inc. increased to $40,282 and $41,809, respectively, for the quarter ended June 28, 2015, from $32,820 and $33,475, respectively, for the comparable period of 2014.  Diluted earnings per share attributable to Hasbro, Inc. increased to $0.33 in the second quarter of 2015 from $0.26 in the second quarter of 2014.  Second quarter 2014 net earnings included an unfavorable tax adjustment of $13,846, or $0.10 per diluted share.

Consolidated net revenues for the quarter ended June 28, 2015 decreased approximately 4% compared to the quarter ended June 29, 2014 and were negatively impacted by foreign currency translation of approximately $71,500 as a result of the stronger U.S. dollar in 2015 compared to 2014.  Absent the impact of foreign currency, consolidated net revenues grew 5% in the second quarter of 2015 compared to 2014.  Higher net revenues from NERF and PLAY-DOH were more than offset by lower net revenues from TRANSFORMERS, which faced challenging comparisons to the second quarter of 2014 which benefited from the June 2014 theatrical release of TRANSFORMERS: AGE OF EXTINCTION, and, to a lesser extent, lower net revenues from MAGIC: THE GATHERING and MY LITTLE PONY. As a result, franchise brands decreased 10% during the second quarter of 2015 compared to 2014. Absent an unfavorable foreign currency translation, MY LITTLE PONY revenues grew during the second quarter of 2015.

The follow table presents net revenues by product category for the quarters ended June 28, 2015 and June 29, 2014.

	Quarter Ended
	June 28, 2015	June 29, 2014	% Change
Boys	$340,426	335,798	1%
Games	211,629	225,702	-6%
Girls	127,489	163,817	-22%
Preschool	118,114	103,945	14%
Net revenues	$797,658	829,262

BOYS: Net revenues in the boys' category increased 1% in 2015 compared to 2014.  The boys' category continues to benefit from a strong entertainment line-up.  Higher net revenues from partner brands, specifically JURASSIC WORLD, MARVEL and STAR WARS, more than offset lower net revenues from the TRANSFORMERS brand, which benefited from the June 2014 theatrical release. The MARVEL and JURASSIC WORLD brands were each supported by a second quarter 2015 theatrical releases, AVENGERS: AGE OF ULTRON in May 2015 and JURASSIC WORLD in June 2015.  Furthermore, STAR WARS is supported by animated television programming, STAR WARS REBELS, and will be supported by the highly anticipated theatrical release of STAR WARS: THE FORCE AWAKENS in December 2015. Lastly, the franchise brand NERF also contributed to boys' category growth.

GAMES: Net revenues from the games category decreased approximately 6% in the second quarter of 2015 compared to the second quarter of 2014.  Higher net revenues from franchise brand MONOPOLY as well as other games brands, particularly CLUE, CONNECT 4, DUNGEONS & DRAGONS, TROUBLE and TWISTER, were more than offset by lower net revenues from franchise brand MAGIC: THE GATHERING.  Net revenues from MAGIC: THE GATHERING products are significantly driven by the timing of new releases. During 2015 the major set release for the first half of the year occurred during the first quarter compared to the second quarter in 2014.

GIRLS: Net revenues in the girls' category decreased 22% in 2015 compared to 2014 primarily due to expected declines from FURBY products. Lower net revenues from MY LITTLE PONY, NERF and FURREAL FRIENDS brands also contributed to the decline.  These lower net revenues were slightly offset by increases from PLAY-DOH DOHVINCI products and initial shipments of DISNEY DESCENDANTS products.

PRESCHOOL: Net revenues in the preschool category increased 14% in 2015 compared to 2014. Higher net revenues from PLAY-DOH products as well as sales of product related to the June 2015 theatrical release of JURASSIC WORLD were slightly offset by lower net revenues from core PLAYSKOOL products. In 2014, net revenues from the TRANSFORMERS brand benefited from the June 2014 theatrical release of TRANSFORMERS: AGE OF EXTINCTION.

Operating profit for the quarter ended June 28, 2015 decreased 9% to $75,500, or 9.5% of net revenues, from $82,564, or 10.0% of net revenues, for the quarter ended June 29, 2014, primarily due to the negative foreign currency translation of approximately $15,000. Absent foreign currency, operating profit grew 10% in the second quarter of 2015 compared to 2014.  Higher net revenues combined with more favorable cost of sales and royalty expense contributed to growth in operating profit, absent foreign currency translation.

First Six Months of 2015
The six-month periods ended June 28, 2015 and June 29, 2014 were each 26-week periods. Net earnings and net earnings attributable to Hasbro, Inc. for the first six months of 2015 were $66,103 and $68,476, respectively, compared to $64,334 and $65,562, respectively, for the first six months of 2014. Diluted earnings per share attributable to Hasbro, Inc. increased to $0.54 in 2015 from $0.50 in 2014. In the first six months of 2014 an unfavorable tax adjustment related to a proposed resolution of outstanding tax matters during the second quarter of 2014 was substantially offset by a favorable settlement of certain open tax years during the first quarter of 2014.

For the six months ended June 28, 2015, consolidated net revenues was  $1,511,158 compared to $1,508,715 for the six months ended June 29, 2014 and were negatively impacted by foreign currency translation of approximately $134,100 as a result of the stronger U.S. dollar in 2015 compared to 2014. Absent the impact of foreign currency, consolidated net revenues grew 9% in 2015 compared to 2014.  During the first six months of 2015, franchise brand revenues grew nearly 3%.  Specifically, five of the seven franchise brands grew, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, NERF and PLAY-DOH. Excluding unfavorable foreign currency translation, MY LITTLE PONY net revenues grew during the first six months of 2015.

The following table presents net revenues by product category for the first six months of 2015 and 2014.

	Six Months Ended
	June 28, 2015	June 29, 2014	% Change
Boys	$613,024	583,573	5%
Games	447,278	446,228	0%
Girls	244,616	302,517	-19%
Preschool	206,240	176,397	17%
Net revenues	$1,511,158	1,508,715

BOYS: Net revenues in boys' category increased 5% in the first six months of 2015 compared to 2014.  The boys' category continues to benefit from a strong entertainment line-up.  Higher net revenues from partner brands, specifically JURASSIC WORLD, MARVEL and STAR WARS, more than offset lower net revenues from the TRANSFORMERS brand, which benefited from the June 2014 theatrical release. The MARVEL and JURASSIC WORLD brands were each supported by a second quarter 2015 theatrical releases, AVENGERS: AGE OF ULTRON in May 2015 and JURASSIC WORLD in June 2015.  Furthermore, STAR WARS is supported by animated television programming, STAR WARS REBELS, and will be supported by the highly anticipated theatrical release of STAR WARS: THE FORCE AWAKENS in December 2015. Lastly, the franchise brand NERF also contributed to boys' category growth.

GAMES: Net revenues from the games category were flat in the first six months of 2015 compared to 2014.  Higher net revenues from franchise brands MAGIC: THE GATHERING and MONOPOLY as well as CLUE, DUNGEONS & DRAGONS, LIFE, and TROUBLE where wholly offset by other games brands, including DUEL MASTERS, ELEFUN & FRIENDS, JENGA, OPERATION and ANGRY BIRDS STAR WARS.

GIRLS: Net revenues in the girls' category decreased 19% in the six months ended June 28, 2015 compared to the six months ended June 29, 2014, primarily related to lower net revenues from FURBY products. Higher net revenues from PLAY-DOH DOHVINCI and LITTLEST PET SHOP products were more than offset by lower net revenues from MY LITTLE PONY, FURREAL FRIENDS and NERF products.

PRESCHOOL: Net revenues from the preschool category grew 17% in the first six months of 2015 compared to 2014. Higher net revenues from PLAY-DOH and PLAYSKOOL HEROES products, primarily TRANSFORMERS RESCUE BOTS, as well as sales of product related to the June 2015 theatrical release of JURASSIC WORLD were slightly offset by lower net revenues from core PLAYSKOOL.

Operating profit for the six months ended June 28, 2015 increased 3% to $129,705, or 8.6% of net revenues, from $126,012, or 8.4% of net revenues, for the six months ended June 29, 2014. 2015 operating profit includes negative foreign currency translation of approximately $28,900. Absent the impact of foreign currency, operating profit increased approximately 26% in the first six months of 2015 compared to 2014. Higher net revenues combined with favorable cost of sales and royalty expense contributed to growth in operating profit, absent foreign currency translation.

SEGMENT RESULTS

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

Second Quarter of 2015

The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended June 28, 2015 and June 29, 2014.

	Quarter Ended
	June 28, 2015	June 29, 2014	% Change
Net Revenues
U.S. and Canada segment	$385,183	383,001	1%
International segment	362,760	396,849	-9%
Entertainment and Licensing segment	47,640	47,663	0%

Operating Profit
U.S. and Canada segment	$47,147	46,928	0%
International segment	25,361	29,232	-13%
Entertainment and Licensing segment	7,443	14,645	-49%

U.S. and Canada Segment
The U.S. and Canada segment net revenues for the quarter ended June 28, 2015 increased 1% compared to 2014.  Foreign currency translation did not have a significant impact on this segment's net revenues. In the second quarter of 2015, higher net revenues from the boys and preschool categories were offset by lower net revenues from the games and girls categories.

The boys category benefited from higher net revenues from JURASSIC WORLD, NERF and STAR WARS products which were partially offset by lower net revenues from TRANSFORMERS products.   Games category net revenues declined primarily related to lower net revenues from MAGIC: THE GATHERING products, attributable to the change in release timing described above. The girls' category declined primarily due to lower net revenues from FURBY, NERF REBELLE and FURREAL FRIENDS products. Partially offsetting the declines were higher net revenues from LITTLEST PET SHOP and MY LITTLE PONY products. Net revenues from the preschool category benefited from the June 2015 theatrical release of JURASSIC WORLD and continued strength of the Company's franchise brand, PLAY-DOH.  These increases were only partially offset by lower net revenues from and core PLAYSKOOL products.

U.S. and Canada segment operating profit for the quarter ended June 28, 2015 was $47,147, or 12.2% of net revenues, compared to $46,928, or 12.3% of segment net revenues, for the quarter ended June 29, 2014.

International Segment
International segment net revenues decreased 9% to $362,760 for the quarter ended June 28, 2015 from $396,849 for the quarter ended June 29, 2014. International segment net revenues for the second quarter of 2015 included unfavorable foreign currency translation of approximately $69,500 as a result of the stronger U.S. dollar in 2015 compared to 2014. Absent the impact of foreign currency translation, International segment net revenues increased approximately 9% in the second quarter 2015 compared to the second quarter of 2014. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended June 28, 2015 and June 29, 2014.

	Quarter Ended
	June 28, 2015	June 29, 2014	% Change
Europe	$185,660	216,268	-14%
Latin America	98,368	97,019	1%
Asia Pacific	78,732	83,562	-6%
Net revenues	$362,760	396,849

Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $43,300, Latin America - $20,800 and Asia Pacific - $5,400. Absent foreign currency translation, the underlying business grew across all major geographic regions, up 6% in Europe, 23% in Latin America and 1% in Asia Pacific. Net revenues in emerging markets decreased 11% in the second quarter of 2015 compared to 2014; however, excluding the impact of unfavorable foreign exchange, these net revenues increased 9%.

In the second quarter of 2015, higher net revenues from the preschool category were more than offset by lower net revenues from the boys, games and girls categories.

In the boys' category higher net revenues from partner brands JURASSIC WORLD, MARVEL and STAR WARS as well as higher net revenues from franchise brand NERF were more than offset by lower net revenues from TRANSFORMERS products. In the games category, higher net revenues from franchise brand MONOPOLY were more than offset by lower net revenues from other game brands, including MAGIC: THE GATHERING. Lower girls category net revenues from FURBY products in the second quarter of 2015 compared to 2014 as well as lower net revenues from MY LITTLE PONY and NERF were only partially offset by higher net revenues from PLAY-DOH DOHVINCI. In the preschool category higher net revenues from PLAY-DOH and JURASSIC WORLD products were partially offset by lower net revenues from core PLAYSKOOL and TONKA products.

International segment operating profit decreased 13% to $25,361, or 7.0% of net revenues, for the quarter ended June 28, 2015 from $29,232, or 7.4% of segment net revenues, for the quarter ended June 29, 2014. Foreign exchange had a significant impact on net revenues from the International segment which also impacted operating profit; absent the impact of foreign exchange translation, operating profit would have increased in the second quarter of 2015 compared to 2014.

Entertainment and Licensing Segment
Entertainment and Licensing segment net revenues for the quarter ended June 28, 2015 were $47,640 compared to $47,663 for the quarter ended June 29, 2014. Higher net revenues from lifestyle licensing were wholly offset by lower net revenues from distribution of television programming and digital gaming.

Entertainment and Licensing segment operating profit decreased to $7,443, or 15.6% of net revenues, for the quarter ended June 28, 2015 from $14,645, or 30.7% of segment net revenues, for the quarter ended June 29, 2014. Overall, Entertainment and Licensing segment operating profit and operating profit margin declined due to a less favorable revenue mix and higher operating expenses, including increased amortization of intangibles related to digital gaming rights reacquired in 2005 and 2007.

Global Operations
Global Operations segment operating profit was consistent compared with 2014, increasing marginally to $2,019 for the quarter ended June 28, 2015 from $1,810 for the quarter ended June 29, 2014.

Corporate and Eliminations
The operating loss in Corporate and eliminations totaled $6,470 for the second quarter of 2015 compared to $10,051 for the second quarter of 2014.

First Six Months of 2015

The following table presents net external revenues and operating profit data for the Company's three principal segments for each of the six months ended June 28, 2015 and June 29, 2014.

	Six Months Ended
	June 28, 2015	June 29, 2014	% Change
Net Revenues
U.S. and Canada segment	$730,873	720,700	1%
International segment	668,473	702,324	-5%
Entertainment and Licensing segment	108,271	82,537	31%

Operating Profit
U.S. and Canada segment	$88,570	82,691	7%
International segment	27,264	31,646	-14%
Entertainment and Licensing segment	23,845	20,627	16%

U.S. and Canada Segment
The U.S. and Canada segment net revenues for the six months ended June 28, 2015 increased 1% compared to 2014.  Foreign currency translation did not have a significant impact on segment net revenues. In the first six months of 2015, higher net revenues from the boys, games and preschool categories were partially offset by lower net revenues from the girls category.

The boys category grew in the first six months of 2015 compared to 2014. Higher net revenues from JURASSIC WORLD, MARVEL, NERF and STAR WARS products were partially offset by lower net revenues from TRANSFORMERS products.  Higher net revenues from the games category reflect higher net revenues from franchise brands MAGIC: THE GATHERING and MONOPOLY as well as higher net revenues from CLUE, DUNGEONS & DRAGONS, LIFE, TROUBLE and TWISTER products. These increases were only partially offset by lower net revenues from DUELMASTERS and ELEFUN & FRIENDS products. In the girls' category, lower net revenues from FURBY,  EASY BAKE, MY LITTLE PONY, NERF REBELLE and FURREAL FRIENDS products were partially offset by higher net revenues from LITTLEST PET SHOP and PLAY-DOH DOHVINCI products. Segment net revenues from the preschool category increased in the first six months of 2015 compared to 2014, benefiting from continued strength of the Company's franchise brand, PLAY-DOH as well as the June 2015 theatrical release of JURASSIC WORLD.  These higher net revenues were partially offset by lower never revenues from core PLAYSKOOL and TONKA products.

U.S. and Canada segment operating profit for the six months ended June 28, 2015 increased to $88,570, or 12.1% of net revenues, from  $82,691, or 11.5% of segment net revenues, for the six months ended June 29, 2014. Higher operating profit and operating profit margin reflects higher net revenues combined with more favorable cost of sales and royalty expenses, partially offset by higher expenses, primarily advertising and selling, distribution and administration expenses, in both dollars and as a percent of net revenues. Increased selling, distribution and administration expenses include expected increases as well as continued investment in digital offerings under the MAGIC: THE GATHERING brand.

International Segment
International segment net revenues decreased 5% to $668,473 for the six months ended June 28, 2015 from $702,324 for the six months ended June 29, 2014.  2015 International segment net revenues include unfavorable foreign currency translation of approximately $130,500. Absent the impact of foreign currency translation, International segment net revenues grew 14% for the first six months of 2015. The following table presents net revenues by geographic region for the Company's International segment for the six-month periods ended June 28, 2015 and June 29, 2014.

	Six Months Ended
	June 28, 2015	June 29, 2014	% Change
Europe	$381,531	423,810	-10%
Latin America	155,976	150,303	4%
Asia Pacific	130,966	128,211	2%
Net revenues	$668,473	702,324
Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $93,500, Latin America - $28,800 and Asia Pacific - $8,200. Absent foreign currency translation, the underlying business grew across all major geographic regions, up 12% in Europe, 23% in Latin America and 9% in Asia Pacific. Net revenues in emerging markets, decreased 5% in the first six months of 2015 compared to 2014; however, excluding the impact of unfavorable foreign exchange, these net revenues increased 15%.

In the first six months of 2015, higher net revenues from the boys and preschool categories were more than offset by lower net revenues from the games and girls categories. In the boys' category, higher net revenues from partner brands JURASSIC WORLD, MARVEL and STAR WARS as well as higher net revenues from franchise brand NERF were partially offset by lower net revenues from TRANSFORMERS products. In the games category, higher net revenues from franchise brand MONOPOLY were more than offset by lower net revenues from other game brands, including MAGIC: THE GATHERING. Net revenues from the girls' category declined from 2014 to 2015, primarily reflecting lower net revenues from FURBY products as well as lower net revenues from  MY LITTLE PONY and NERF which were partially offset by higher net revenues from PLAY-DOH DOHVINCI. In the preschool category, higher net revenues from PLAY-DOH and JURASSIC WORLD products in the first six months of 2015 compared to 2014 were only partially offset by lower net revenues from core PLAYSKOOL and TONKA products.

International segment operating profit decreased to $27,646, or 4.1% of net revenues, for the six months ended June 28, 2015 from  $31,646, or 4.5% of segment net revenues, for the six months ended June 29, 2014.  The decrease in operating profit and margin is primarily due to the impact of unfavorable foreign currency translation.

Entertainment and Licensing Segment
Entertainment and Licensing segment net revenues for the six months June 28, 2015 increased 31% to $108,271 from $82,537 for the six months ended June 29, 2014. Higher entertainment revenues related to a multi-year digital distribution agreement for Hasbro Studios programming along with higher lifestyle licensing revenues were the primary drivers of the segment's increased net revenues.

Entertainment and Licensing segment operating profit increased to $23,845, or 22.0% of net revenues, for the six months ended June 28, 2015 from $20,627, or 25.0% of segment net revenues, for the six months ended June 29, 2014. Improved Entertainment and Licensing segment operating profit in the first quarter of 2015 reflects the higher profit impact of increased lifestyle licensing and programming revenues, partially offset by higher expense levels.

Global Operations
Global Operations segment operating loss of $1,763 for the first six months of 2015 compares to an operating profit of $66 for the first six months of 2014.

Corporate and Eliminations
Operating loss in Corporate and Eliminations for the first six months of 2015 was $8,211, which is consistent with the operating loss for the first six months of 2014 of $9,018.
OPERATING COSTS AND EXPENSES

Second Quarter of 2015
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended June 28, 2015 and June 29, 2014.
	Quarter Ended
	June 28, 2015	June 29, 2014
Cost of sales	37.0%	38.6%
Royalties	7.2	8.5
Product development	7.2	6.2
Advertising	9.8	9.9
Amortization of intangibles	1.7	1.4
Program production cost amortization	0.9	0.8
Selling, distribution and administration	26.7	24.6

Cost of sales decreased 8% from $320,336, or 38.6% of net revenues, for the quarter ended June 29, 2014 to $295,399, or 37.0% of net revenues for the quarter ended June 28, 2015.  In dollars, the reduction in costs of sales reflects a combination of lower net revenues and the impact of foreign exchange.  As a percent of net revenues, the reduction in costs of sales reflects a combination of a more favorable product mix and foreign exchange hedges related to product purchases. This more favorable product mix reflects higher net revenues from royalty-bearing products, specifically those related to the JURASSIC WORLD and MARVEL brands, which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues.

Royalty expense for the quarter ended June 28, 2015 was $57,069, or 7.2% of net revenues, compared to $70,533, or 8.5% of net revenues, for the quarter ended June 29, 2014.  Lower royalty expense in the second quarter of 2015 compared to 2014 reflects a favorable royalty-bearing product mix, including lower net sales of royalty-bearing TRANSFORMERS products, supported by the June 2014 release of TRANSFORMERS: AGE OF EXTINCTION, partially offset by royalties related to higher net sales of MARVEL, JURASSIC WORLD and STAR WARS products in the second quarter of 2015.

Product development expense for the quarter ended June 28, 2015 was $57,609, or 7.2% of net revenues, compared to $51,707, or 6.2% of net revenues, for the quarter ended June 29, 2014.  Higher product development expense, in dollars and as a percentage of net revenues, primarily reflects costs associated with development of the DISNEY PRINCESS and FROZEN product lines under the license agreement with The Walt Disney Company.  The Company will continue to incur these development costs in 2015 in advance of commencement of the licensing period and product shipments in 2016.
Advertising expense for the quarter ended June 28, 2015 was $78,365, or 9.8% of net revenues, compared to $81,693, or 9.9% of net revenues, for the quarter ended June 29, 2014.  Lower net revenues resulted in lower advertising expense in the second quarter of 2015 compared to 2014, which was consistent as a percentage of net revenues.
Amortization of intangibles was $13,348, or 1.7% of net revenues, compared to $11,892, or 1.4% of net revenues, for the quarter ended June 29, 2014.  The increase is primarily due to higher amortization of digital gaming rights reacquired in 2005 and 2007. The second quarter of 2015 was the last quarter of amortization of these assets.

Program production cost amortization was consistent year-over-year, increasing marginally to $7,220, or 0.9% of net revenues, for the quarter ended June 28, 2015 from $6,710, or 0.8% of net revenues, for the quarter ended June 29, 2015. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.

For the quarter ended June 28, 2015, the Company's selling, distribution and administration expenses increased to $213,148, or 26.7% of net revenues, from $203,827, or 24.6% of net revenues, for the quarter ended June 29, 2014. Higher administration expenses were partially offset by shipping and warehousing expenses.  Marketing and sales expenses were flat compared to the second quarter of 2014.  Foreign exchange resulted in a decrease of $15,700. Excluding the impact of foreign exchange, increased 2015 expenses are primarily the result of higher performance-based stock compensation, investments in MAGIC: THE GATHERING, depreciation expense and other general cost increases, such as salaries and wages.

First Six Months of 2015
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the six-month periods ended June 28, 2015 and June 29, 2014.

	Six Months Ended
	June 28, 2015	June 29, 2014
Cost of sales	35.9%	38.4%
Royalties	7.7	8.0
Product development	7.2	6.6
Advertising	9.7	9.9
Amortization of intangibles	1.7	1.7
Program production cost amortization	1.2	0.8
Selling, distribution and administration	27.9	26.5

Cost of sales for the six months ended June 28, 2015 decreased to $543,134, or 35.9% of net revenues, from $578,881, or 38.4% of net revenues, for the six months ended June 29, 2014. Lower cost of sales on higher net revenues reflects more favorable product and revenue mix in the first half of 2015 compared to the first half of 2014. This more favorable product mix reflects higher net revenues from royalty-bearing products, specifically those related to the JURASSIC WORLD and MARVEL brands, which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues.  Furthermore, Entertainment and Licensing segment net revenues, which also have lower cost of sales, were 7.2% of net revenues in the first half of 2015 compared to 5.5% of net revenues in the first half of 2014.  Lastly, the first half of 2015 benefited from a more favorable impact from foreign exchange hedges related to product purchases.

Royalty expense for the six months ended June 28, 2015 was $116,158, or 7.7% of net revenues, compared to $120,114, or 8.0% of net revenues, for the six months ended June 29, 2014. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Lower royalty expense in the first half of 2015 compared to 2014 reflects a favorable royalty-bearing product mix, including lower net sales of royalty-bearing TRANSFORMERS products, supported by the June 2014 release of TRANSFORMERS: AGE OF EXTINCTION, partially offset by royalties related to higher net sales of MARVEL, JURASSIC WORLD and STAR WARS products in the first half of 2015.

Product development expense for the six months ended June 28, 2015 increased to $109,506, or 7.2% of net revenues, from $98,964, or 6.6% of net revenues for the six months ended June 29, 2014. Higher product development expense, in dollars and as a percentage of net revenues, primarily reflects costs associated with development of the DISNEY PRINCESS and FROZEN product lines under the license agreement with The Walt Disney Company.  The Company will continue to incur these development costs in 2015 in advance of commencement of the licensing period and product shipments in 2016.

Advertising expense for the six months ended June 28, 2015 was $146,107, or 9.7% of net revenues, compared to $148,952, or 9.9% of net revenues, for the six months ended June 29, 2014. The reduction in advertising expense as a percent of net revenues primarily resulted from the mix of revenues, including the increase in the Entertainment and Licensing segment, as well as the royalty-bearing product mix discussed above.  Entertainment-backed product lines generally require less in advertising by the Company.

Amortization of intangibles was $26,299, or 1.7% of net revenues, for the six months ended June 28, 2015 compared to $25,294, or 1.7% of net revenues, in the first six months of 2014. The marginal increase reflects higher amortization related to digital gaming rights which became fully amortized during the second quarter of 2015, partially offset by certain assets which were fully amortized during 2014.

Program production cost amortization increased in the first six months of 2015 to $18,316, or 1.2% of net revenues, from $11,368, or 0.8% of net revenues, in the first six months of 2014. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. Higher program production cost amortization in the first half of 2015 reflects higher net revenues during the first quarter of 2015 from a multi-year digital distribution agreement for Hasbro Studios programming.

For the six months ended June 28, 2015, the Company's selling, distribution and administration expenses increased to $421,933, or 27.9% of net revenues, from $399,130, or 26.5% of net revenues, for the six months ended June 29, 2014, primarily related to higher administration expenses. Shipping and warehousing and marketing and sales expenses were flat compared to the first half of 2014. Foreign exchange resulted in a decrease of $28,900. Excluding the impact of foreign exchange, increased 2015 expenses are primarily the result of higher performance-based stock compensation, investments in the MAGIC: THE GATHERING brand, depreciation expense and other general cost increases, such as salaries and wages.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the second quarter and first six months of 2015 totaled $24,186 and $48,771, respectively, compared to $22,802 and $45,230 for the comparable and respective periods of 2014. Increased interest expense in the quarter and year-to-date periods reflects favorable interest rate swap agreements that were in place during the first half of 2014.

Interest income of $690 and $1,620 in the second quarter and first six months of 2015, respectively, compared to $1,165 and $2,491 in the second quarter and first six months of 2014. Higher average cash balances in 2015 compared to 2014 were more than offset by lower average interest rates, particularly in international jurisdictions.

Other income, net of $1,642 and $5,407 for the quarter and six months ended June 28, 2015, respectively, compared to other income, net of $3,590 and $7,239 for the quarter and six months ended June 29, 2014.  Improved earnings from Discovery Family Channel in the second quarter and first half of 2015 compared to 2014 were more than offset by foreign exchange losses in 2015 compared to foreign exchange gains in the second quarter and first six months of 2014. Other income, net in the first six months of 2015 and 2014 each include gains on the sale of certain assets of $2,800 and $3,400, respectively.

INCOME TAXES

Income taxes totaled $13,364 on pre-tax earnings of $53,646 in the second quarter of 2015 compared to income taxes of $31,697 on pre-tax earnings of $64,517 in the second quarter of 2014. For the six month period, income taxes totaled $21,858 on pre-tax earnings of $87,961 in 2015 compared to income taxes of $26,178 on pre-tax earnings of $90,512 in 2014. Both periods, as well as the full year 2014, were impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first six months of 2015, favorable discrete tax adjustments were a net benefit of $1,979 compared to a net expense of $1,921 in the first six months of 2014. The favorable discrete tax adjustment for the first six months of 2015 includes benefits related to expiration of statutes for certain tax positions and the filing of 2012 and 2013 amended tax returns. Absent discrete items, the adjusted tax rate for the first six months of 2015 and 2014 were 27.1% and 26.8%, respectively. The adjusted rate of 27.1% for the six months ended June 28, 2015 is comparable to the full year 2014 adjusted rate 26.5%.

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

On July 14, 2015, the Company announced its intent to sell its manufacturing operations in East Longmeadow, Massachusetts and Waterford, Ireland to the Cartamundi Group.  The Company anticipates that this transaction, which is subject to the signing of definitive agreements and the satisfaction of specified closing conditions, will close in the third quarter of 2015.

In May 2014, the Financial Accounting Standards Board ("FASB"), in cooperation with the International Accounting Standards Board ("IASB"), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU is now effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and may be adopted early but not before December 15, 2016. The Company is evaluating the requirements of ASU 2014-09 and its potential impact on the Company's financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (ASC 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to long-term debt to be presented in the balance sheet as a reduction to the carrying amount of the related debt liability, consistent with the presentation of discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, and is eligible for early adoption.  The Company presently records deferred debt costs in other assets in the consolidated balance sheet.  At June 28, 2015, deferred debt costs related to long-term debt totaled $14,018.  Upon adoption, these deferred debt costs will be presented as a reduction of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2014 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and commercial paper program.

During the first half of 2015, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit and commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2015. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of June 28, 2015 the Company's cash and cash equivalents totaled $858,458, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of June 28, 2015 is denominated in the U.S. dollar.

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

At June 28, 2015, cash and cash equivalents, net of short-term borrowings, increased to $690,581 from $576,963 at June 29, 2014. Net cash provided by operating activities in the first half of 2015 was $236,104 compared to $109,270 in the first half of 2014. Lower net cash provided by operating activities in 2014 reflects a payment of $58,040 resulting from the settlement of an arbitration award, higher royalty advances, and increased working capital. On a trailing twelve month basis, the Company generated $581,245 in operating cash flows as of the end of the first half of 2015 compared to $212,266 as of the end of the first half of 2014 and $454,411 for the fiscal year ended December 28, 2014.

Accounts receivable decreased 4% to $709,437 at June 28, 2015 from $738,899 at June 29, 2014 and includes a decrease of approximately $100,800 due to a stronger U.S. dollar at June 28, 2015 compared to June 29, 2014. Absent the impact of foreign currency translation, accounts receivable increased approximately 10% reflecting the aforementioned 5% revenue growth, absent foreign exchange translation, in the second quarter of 2015 compared to 2014.  Days sales outstanding was flat from June 29, 2014 to June 28, 2015 at 80 days.

Inventories decreased 18% to $403,789 at June 28, 2015 from $492,822 at June 29, 2014. The inventory balance at June 28, 2015 includes a decrease of approximately $70,900 resulting from a stronger U.S. dollar.  Furthermore, approximately $19,700 of inventories were reclassified as assets held for sale related to the anticipated sale of the Company's manufacturing operations and are included in prepaid expenses and other current assets. Excluding these items, inventories at June 28, 2015 were flat compared to inventories at June 29, 2014.

Prepaid expenses and other current assets increased 12% to $434,145 at June 28, 2015 from  $386,333 at June 29, 2014. The prepaid and other current assets balance at June 28, 2015 included a decrease of approximately $23,800 resulting from a stronger U.S. dollar at June 28, 2015 compared to June 29, 2014. Absent the impact of foreign currency translation, prepaid expenses and other current assets increased approximately 19% compared to June 29, 2014. The majority of increase is due to the higher value of foreign exchange contracts due to a stronger U.S. dollar in 2015 compared to 2014. In addition to these contracts, prepaid expenses and other current assets includes approximately $19,700 in assets held for sale, primarily inventory, related to the anticipated sale of the Company's manufacturing operations as well as higher income tax receivables related to a December 2014 tax settlement in Mexico. These higher balances were partially offset by lower royalty advances.

Accounts payable and accrued liabilities decreased 11% to $638,026 at June 28, 2015 from $715,504 at June 29, 2014. The decrease reflects lower accrued royalties, accrued severance, foreign exchange contracts and accounts payable.

Goodwill and other intangible assets, net decreased to $891,033 at June 28, 2015 from $945,025 at June 29, 2014. The decrease was due to amortization of intangible assets over the last twelve months.

Other assets decreased approximately 6% to $708,334 at June 28, 2015 from $752,484 at June 29, 2014. This decrease primarily reflects the partial sale of the Company's television joint venture in the third quarter of 2014 as well as lower long-term royalty advances. These decreases were partially offset by more favorable foreign exchange contracts as well as higher deferred tax assets reflecting increased pension liabilities in December 2014.  Other assets at June 28, 2015 also includes approximately $26,400 in assets held for sale, primarily property, plant and equipment, net of accumulated depreciation, related to the anticipated sale of the Company's manufacturing operations.

Other liabilities increased 11% to $395,417 at June 28, 2015 from $357,766 at June 29, 2014. The increase in 2015 compared to 2014 reflects higher pension liabilities, primarily due to changes in actuarial assumptions, including a lower discount rate and updated mortality tables. The increase in 2015 compared to 2014 reflects the September 2014 amendment to the Company's relationship with Discovery Communications, Inc. which resulted in a net increase to other liabilities of approximately $10,000 reflecting the fair value of the option agreement offset by a reduction in the related tax sharing agreement. These increases were partially offset by lower accruals for uncertain income tax positions at June 28, 2015 compared to June 29, 2014, reflecting the settlement of tax exams primarily related to Mexico.

Net cash utilized by investing activities was $59,003 in the first half of 2015 compared to $52,664 in the first half of 2014. Additions to property, plant and equipment were $67,709 in 2015 compared to $51,636 in 2014. Increased capital expenditures reflect the Company's investment in tooling and information systems. 2015 investing activity also includes approximately $20,700 in capital and tax distributions from Discovery Family Channel partially offset by a $3,000 capital contribution to a 50% joint venture with Guangdong Alpha Animation and Culture Co., Ltd.

Net cash utilized by financing activities was  $202,315 in the first half of 2015 compared to $154,147 in the first half of 2014. Cash payments related to purchases of the Company's common stock were $49,156 in the first half of 2015 compared to $213,935 in the first half of 2014. At June 28, 2015, the Company had $517,340 remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first half of 2015 totaled $110,902 compared to $108,097 in the first half of 2014. Repayments of short-term borrowings totaling $84,420 in the first half of 2015 compared to proceeds from short-term borrowings of $1,430 in the first half of 2014. The 2014 cash provided also reflects net proceeds of $559,986 from the issuance of $600,000 in long-term notes in May 2014; these net proceeds include a payment of $33,306 for the termination of forward-starting interest rate swap contracts associated with this expected issuance of debt as well as $6,708 in debt issuance costs. The majority of the proceeds from this issuance were used to repay $425,000 of long-term notes due May 2014.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At June 28, 2015 the Company had approximately $166,000 in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended June 28, 2015. The Company had no borrowings outstanding under its committed revolving credit facility at June 28, 2015. However, the Company had letters of credit outstanding under this facility as of June 28, 2015 of approximately $900. Amounts available and unused under the committed line as of June 28, 2015 were approximately $533,100. The Company also has other uncommitted lines from various banks, of which approximately $21,600 was utilized at June 28, 2015. Of the amount utilized under the uncommitted lines, approximately $1,400 and $20,200 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at June 28, 2015 of $1,559,895 due at varying times from 2017 through 2044. The Company also had letters of credit and other similar instruments of approximately $22,500 and purchase commitments of approximately $416,600 outstanding at June 28, 2015.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2014, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2014, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $41,485 at June 28, 2015, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At June 28, 2015, these contracts had net unrealized gains of $103,158, of which $51,974 are recorded in prepaid expenses and other current assets, $53,932 are recorded in other assets, $2,677 are recorded in accrued liabilities and $71 are recorded in other liabilities. Included in accumulated other comprehensive loss at June 28, 2015 are deferred gains, net of tax, of $98,835, related to these derivatives.

At June 28, 2015, the Company had fixed rate long-term debt of $1,559,895. Of this long-term debt, $600,000 represents the aggregate issuance of long-term debt in May 2014 which consisted of $300,000 of 3.15% Notes Due 2021 and $300,000 of 5.10% Notes Due 2044.  The Company had forward-starting interest rate swap agreements with a total notional value of $500,000 related to the May 2014 issuance which hedged the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at June 28, 2015 are deferred losses, net of tax, of $19,937 related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 28, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 28, 2014 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

·	the Company's ability to successfully re-imagine, re-invent and re-ignite its existing brands, products and product lines, including through the use of immersive entertainment experiences, to maintain and further their success;
·	the Company's ability to successfully design, develop, produce, introduce, market and sell innovative new brands, products and product lines which achieve and sustain interest from retailers and consumers and keep pace with changes in consumer preferences and lifestyles;
·	the Company's ability to offer products that (i) expand consumer demand for its product offerings and do not significantly compete with the Company's other existing product offerings and (ii) consumers want to purchase and select over competitors' products;
·	the Company's ability to manufacture, source and ship products in a timely and cost-effective manner and customers' and consumers' acceptance and purchase of those products in quantities and at prices that will be sufficient to profitably recover the Company's costs for developing, marketing and selling those products;
·	recessions, other economic downturns or challenging economic conditions affecting the Company's markets which can negatively impact the financial health of the Company's retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of the Company's products;
·	potential difficulties or delays the Company may experience in implementing its cost savings and efficiency enhancing initiatives or the realization of fewer benefits than are expected from such initiatives;
·	currency fluctuations, including movements in foreign exchange rates, which can lower the Company's net revenues and earnings, and significantly impact the Company's costs;
·	other economic and public health conditions or regulatory changes in the markets in which the Company and its customers and suppliers operate, which could create delays or increase the Company's costs, such as higher commodity prices, labor costs or higher transportation costs or outbreaks of diseases;
·	delays, increased costs or difficulties associated with the development and offering of our or our partners' planned digital applications or media initiatives based on the Company's brands;
·	the concentration of the Company's retail customers, potentially increasing the negative impact to the Company of difficulties experienced by any of the Company's retail customers or changes in their purchasing or selling patterns;
·	the Company's ability to generate sales during the fourth quarter, particularly during the relatively brief holiday shopping season, which is the period in which the Company derives a substantial portion of its revenues and earnings;
·	the inventory policies of the Company's retail customers, including the retailers' potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of the Company's revenues in the second half and fourth quarter of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules;
·	work stoppages or disruptions which may impact the Company's ability to manufacture or deliver products in a timely and cost-effective manner;
·	concentration of manufacturing of the substantial majority of the Company's products by third party vendors in the People's Republic of China and the associated impact to the Company of social, economic or public health conditions and other factors affecting China, the movement of people and products into and out of China, the cost of producing products in China and the cost of exporting them to the Company's other markets or affecting the exchange rates for the Chinese Renminbi, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured in China;
·	consumer interest in and acceptance of Discovery Family, the Company's cable television joint venture with Discovery Communications, the programming appearing on Discovery Family, products related to Discovery Family's programming, and other factors impacting the financial performance of the Discovery Family channel;
·	consumer interest in and acceptance of programming and entertainment created by Hasbro Studios and/or our other entertainment partners, as well as products related to such programming and entertainment;
·	the ability to develop and distribute compelling entertainment, including television, motion pictures and digital content, based on our brands, in a timely and financially profitable manner, and the success of that entertainment in driving consumer interest in and engagement with our brands;
·	the ability of the Company to hire and retain key officers and employees who are critical to the Company's success;
·	the costs of complying with product safety and consumer protection requirements worldwide, including the risk that greater regulation in the future may increase such costs, may require changes in the Company's products and/or may impact the Company's ability to sell some products in particular markets in the absence of making changes to such products;
·	the risk that one of the Company's third-party manufacturers will not comply with applicable labor, consumer protection, product safety or other laws or regulations, or with aspects of the Company's Global Business Ethics Principles, and that such noncompliance will not be promptly detected, either of which could cause damage to the Company's reputation, harm sales of its products and potentially create liability for the Company;
·	an adverse change in purchasing policies or promotional programs or the bankruptcy or other economic difficulties or lack of success of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;
·	the risk that the market appeal of the Company's licensed products will be less than expected or that sales revenue generated by these products will be insufficient to cover the minimum guaranteed royalties;
·	the risk the Company will lose rights to a significant licensed property or properties, which will harm the Company's revenues and earnings;
·	the risk that the Company may face product recalls or product liability suits relating to products it manufactures or distributes which may have significant direct costs to the Company and which may also harm the reputation of the Company and its products, potentially harming future product sales;
·	the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to offer Company products which consumers choose to buy instead of competitor products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain employees;
·	the risk that anticipated benefits of acquisitions may not occur or be delayed or reduced in their realization;
·	the Company's ability to obtain and enforce intellectual property rights both in the United States and other worldwide territories;
·	the risk that any litigation or arbitration disputes or government and regulatory investigations could entail significant resources and expense and result in significant fines or other harm to the Company's business or reputation;
·	the Company's ability to maintain or obtain external financing on terms acceptable to it in order to meet working capital needs;
·	the risk that one or more of the counterparties to the Company's financing arrangements may experience financial difficulties or otherwise be unable or unwilling to allow the Company to access financing under such arrangements;
·	the Company's ability to generate sufficient available cash flow to service its outstanding debt;
·	restrictions that the Company is subject to under its credit agreement;
·	unforeseen circumstances, such as severe softness in or collapse of the retail environment that may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants and the Company being unable to utilize borrowings under its revolving credit facility, a circumstance likely to occur when operating shortfalls would result in the Company being in the greatest need of such supplementary borrowings;
·	market conditions, third party actions or approvals, the impact of competition and other factors that could delay or increase the cost of implementation of the Company's programs, or alter the Company's actions and reduce actual results;
·	the risk that the Company may be subject to governmental penalties, fines, sanctions or additional taxes for failure to comply with applicable laws or regulations in any of the markets in which it operates, or that governmental regulations or requirements will require changes in the manner in which the company does business and/or increase the costs of doing business;
·	failure to operate our information systems and implement new technology effectively, as well as maintain the systems and processes designed to protect our electronic data;
·	the risk that the Company's reported goodwill may become impaired, requiring the Company to take a charge against its income; or
·	other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q and 10-K.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2015 3/30/15 – 4/26/15	100,365	$63.83	100,365	$532,552,527
May 2015 4/27/15 – 5/31/15	120,000	$71.52	120,000	$523,970,018
June 2015 6/1/15 – 6/28/15	91,100	$72.77	91,100	$517,340,236
Total	311,465	$69.41	311,465	$517,340,236

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
3.2	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.3	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

3.4	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

3.5	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)

3.6	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.7	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No 1-6682.)

4.1	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

4.2	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, File No. 1-6682.)

4.3	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

4.4	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.5	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

4.6	Fourth Supplemental Indenture, dated May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014, file No. 1-6682.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: July 29, 2015	By: /s/ Deborah Thomas
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

3.5	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 6, 2014, File No. 1-6682).
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