Form 10-Q/A
period 2015-06-28
HASBRO INC
filed 2015-07-30
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
_________________

FORM 10-Q/A
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Hasbro, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 (the "Form 10-Q") is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language ("XBRL") data associated with the Form 10-Q was omitted from that filing. Exhibit 101 consists of the following materials from the Form 10-Q, filed with the Securities and Exchange Commission on July 29, 2015, formatted in XBRL:

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

HASBRO, INC.
(Registrant)

Date: July 30, 2015	By: /s/ Deborah Thomas
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

* Furnished with this 10-Q/A ** Exhibit filed with Hasbro, Inc.'s Quarterly Report on Form 10-Q filed on July 29, 2015