Form 10-Q
period 2015-09-27
HASBRO INC
filed 2015-11-04
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
_________________

FORM 10-Q
______________
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 19, 2015 was 124,623,554.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	September 27, 2015	September 28, 2014	December 28, 2014
ASSETS
Current assets
Cash and cash equivalents	$551,292	452,184	893,167
Accounts receivable, less allowance for doubtful accounts of $16,200, $21,100 and $15,900	1,390,274	1,314,022	1,094,673
Inventories	447,090	499,150	339,572
Prepaid expenses and other current assets	389,460	380,833	391,688
Total current assets	2,778,116	2,646,189	2,719,100

Property, plant and equipment, less accumulated depreciation of $358,100, $513,700 and $508,600	219,656	228,019	237,489

Other assets
Goodwill	592,781	593,719	593,438
Other intangibles, net, accumulated amortization of $832,900, $782,900 and $797,500	289,200	337,894	324,528
Other	700,493	702,981	657,587
Total other assets	1,582,474	1,634,594	1,575,553

Total assets	$4,580,246	4,508,802	4,532,142

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(Thousands of Dollars Except Share Data)
(Unaudited)

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY	September 27, 2015	September 28, 2014	December 28, 2014
Current liabilities
Short-term borrowings	$113,970	78,023	252,481
Accounts payable	282,772	284,023	212,549
Accrued liabilities	653,754	651,982	609,904
Total current liabilities	1,050,496	1,014,028	1,074,934

Long-term debt	1,559,895	1,559,895	1,559,895
Other liabilities	385,845	392,366	388,919
Total liabilities	2,996,236	2,966,289	3,023,748

Redeemable noncontrolling interests	41,173	43,949	42,730

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued 209,694,630	104,847	104,847	104,847
Additional paid-in capital	863,543	786,329	806,265
Retained earnings	3,733,995	3,513,546	3,630,072
Accumulated other comprehensive loss	(126,185)	(36,805)	(95,454)
Treasury stock, at cost; 84,987,076 shares at September 27, 2015; 83,535,298 shares at September 28, 2014; and 85,168,478 shares at December 28, 2014	(3,033,363)	(2,869,353)	(2,980,066)
Total shareholders' equity	1,542,837	1,498,564	1,465,664

Total liabilities, redeemable noncontrolling interests and shareholders' equity	$4,580,246	4,508,802	4,532,142

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net revenues	$1,470,997	1,469,899	2,982,155	2,978,614
Costs and expenses:
Cost of sales	579,149	602,766	1,122,283	1,181,647
Royalties	113,950	94,352	230,108	214,466
Product development	64,793	58,220	174,299	157,184
Advertising	142,029	147,492	288,136	296,444
Amortization of intangibles	9,031	12,809	35,330	38,103
Program production cost amortization	11,496	24,374	29,812	35,742
Selling, distribution and administration	247,022	244,072	668,955	643,202
Total costs and expenses	1,167,470	1,184,085	2,548,923	2,566,788
Operating profit	303,527	285,814	433,232	411,826
Non-operating (income) expense:
Interest expense	24,045	24,710	72,816	69,940
Interest income	(672)	(745)	(2,292)	(3,236)
Other (income) expense, net	(4,463)	17,795	(9,870)	10,556
Total non-operating expense, net	18,910	41,760	60,654	77,260
Earnings before income taxes	284,617	244,054	372,578	334,566
Income tax expense	78,242	63,899	100,100	90,077
Net earnings	206,375	180,155	272,478	244,489
Net loss attributable to noncontrolling interests	(1,224)	(302)	(3,597)	(1,530)
Net earnings attributable to Hasbro, Inc.	$207,599	180,457	276,075	246,019

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$1.66	1.42	2.21	1.90
Diluted	$1.64	1.40	2.18	1.88
Cash dividends declared per common share	$0.46	0.43	1.38	1.29

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net earnings	$206,375	180,155	272,478	244,489
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(39,086)	(35,682)	(85,755)	(31,640)
Net gains on cash flow hedging activities, net of tax	25,948	44,368	78,576	16,528
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(1,231)	(143)	(290)	3,382
Changes in unrecognized pension and postretirement amounts, net of tax	5,194	-	5,194	-
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(12,698)	5,886	(30,117)	7,410
Amortization of unrecognized pension and postretirement amounts	(836)	550	1,661	1,650
Total other comprehensive earnings (loss), net of tax	(22,709)	14,979	(30,731)	(2,670)
Comprehensive earnings	183,666	195,134	241,747	241,819
Comprehensive loss attributable to noncontrolling interests	(1,224)	(302)	(3,597)	(1,530)
Comprehensive earnings attributable to Hasbro, Inc.	$184,890	195,436	245,344	243,349

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net earnings	$272,478	244,489
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	86,393	82,536
Amortization of intangibles	35,330	38,103
Program production cost amortization	29,812	35,742
Deferred income taxes	(10,236)	(38,930)
Stock-based compensation	33,073	26,869
Change in operating assets and liabilities:
Increase in accounts receivable	(382,573)	(274,182)
Increase in inventories	(156,221)	(172,496)
Decrease in prepaid expenses and other current assets	39,521	37,037
Program production costs	(28,222)	(26,393)
Increase in accounts payable and accrued liabilities	165,632	51,305
Other	(15,429)	22,746
Net cash provided by operating activities	69,558	26,826
Cash flows from investing activities:
Additions to property, plant and equipment	(97,873)	(78,255)
Cash proceeds from dispositions	18,632	64,400
Other	20,447	4,009
Net cash utilized by investing activities	(58,794)	(9,846)
Cash flows from financing activities:
Net proceeds from borrowings with maturity greater than three months	-	559,986
Repayments of borrowings with maturity greater than three months	-	(425,000)
Net (repayments of) proceeds from other short-term borrowings	(138,101)	71,172
Purchases of common stock	(74,110)	(338,184)
Stock option transactions	33,929	43,447
Excess tax benefits from stock-based compensation	9,804	8,507
Dividends paid	(168,393)	(162,789)
Other	928	-
Net cash utilized by financing activities	(335,943)	(242,861)
Effect of exchange rate changes on cash	(16,696)	(4,384)
Decrease in cash and cash equivalents	(341,875)	(230,265)
Cash and cash equivalents at beginning of year	893,167	682,449
Cash and cash equivalents at end of period	$551,292	452,184

Supplemental information
Cash paid during the period for:
Interest	$78,056	80,384
Income taxes	$80,833	65,286

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of September 27, 2015 and September 28, 2014, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended September 27, 2015 and September 28, 2014 are each 13-week periods. The nine-month periods ended September 27, 2015 and September 28, 2014 are each 39-week periods.

The results of operations for the quarter and nine-month periods ended September 27, 2015 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2014 periods representative of those actually experienced for the full year 2014.

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

(2) Earnings Per Share

Net earnings per share data for the quarter and nine-month periods ended September 27, 2015 and September 28, 2014 were computed as follows:

	2015		2014
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$207,599	207,599	180,457	180,457

Average shares outstanding	125,100	125,100	127,293	127,293
Effect of dilutive securities:
Options and other share-based awards	-	1,817	-	1,410
Equivalent Shares	125,100	126,917	127,293	128,703

Net earnings attributable to Hasbro, Inc. per common share	$1.66	1.64	1.42	1.40

	2015		2014
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$276,075	276,075	246,019	246,019

Average shares outstanding	125,016	125,016	129,302	129,302
Effect of dilutive securities:
Options and other share-based awards	-	1,673	-	1,487
Equivalent Shares	125,016	126,689	129,302	130,789

Net earnings attributable to Hasbro, Inc. per common share	$2.21	2.18	1.90	1.88

For the quarter ended September 27, 2015, no options or restricted stock units were excluded from the calculation of diluted earnings per share as none were antidilutive.  For the quarter ended September 28, 2014, options and restricted stock units totaling 675 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended September 27, 2015 and September 28, 2014, options and restricted stock units totaling 261 and 675, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and nine-month periods ended September 27, 2015 and September 28, 2014.

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$(7,400)	(2,924)	(11,362)	11,987
Tax benefit (expense) on unrealized holding (losses) gains	700	80	164	(1,919)
Tax expense on changes in unrecognized pension and postretirement amounts	(660)	-	(660)	-
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	1,487	(2,129)	2,537	(2,471)
Tax expense (benefit) on amortization of unrecognized pension and postretirement amounts	338	(312)	(942)	(936)

Total tax effect on other comprehensive earnings (loss)	$(5,535)	(5,285)	(10,263)	6,661

Changes in the components of accumulated other comprehensive loss for the nine months ended September 27, 2015 and September 28, 2014 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2015
Balance at Dec. 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)
Current period other comprehensive earnings (loss)	6,855	48,459	(290)	(85,755)	(30,731)
Balance at September 27, 2015	$(106,237)	92,148	1,610	(113,706)	(126,185)

2014
Balance at Dec. 29, 2013	$(64,841)	(7,313)	-	38,019	(34,135)
Current period other comprehensive earnings (loss)	1,650	23,938	3,382	(31,640)	(2,670)
Balance at September 28, 2014	$(63,191)	16,625	3,382	6,379	(36,805)

At September 27, 2015, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $111,798 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2015 or forecasted to be purchased during the remainder of 2015 and, to a lesser extent, 2016 through 2020, intercompany expenses expected to be paid or received during 2015 and 2016, cash receipts for sales made at the end of the third quarter of 2015 or forecasted to be made in the remainder of 2015 and, to a lesser extent, 2016 through 2017. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At September 27, 2015, deferred losses, net of tax, of $19,650 related to these instruments remained in AOCE. For the quarter and nine months ended September 27, 2015, losses of $450 and $1,349, respectively, were reclassified from AOCE to net earnings.  For the quarter and nine months ended September 28, 2014, losses of $450 and $707, respectively, were reclassified from AOCE to net earnings.

Of the amount included in AOCE at September 27, 2015, the Company expects approximately $64,807 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 27, 2015, September 28, 2014 and December 28, 2014, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 27, 2015, September 28, 2014 and December 28, 2014 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs of the long-term borrowings are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of September 27, 2015, September 28, 2014 and December 28, 2014 are as follows:

	September 27, 2015		September 28, 2014		December 28, 2014
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	563,400	500,000	602,050	500,000	617,700
6.30% Notes Due 2017	350,000	379,925	350,000	392,595	350,000	387,660
5.10% Notes Due 2044	300,000	291,900	300,000	310,500	300,000	316,980
3.15% Notes Due 2021	300,000	303,990	300,000	302,130	300,000	302,700
6.60% Debentures Due 2028	109,895	123,225	109,895	125,764	109,895	128,698
Total long-term debt	$1,559,895	1,662,440	1,559,895	1,733,039	1,559,895	1,753,738

In May 2014, the Company issued $600,000 in long-term debt consisting of $300,000 of 3.15% Notes Due in 2021 and $300,000 of 5.10% Notes Due in 2044 (collectively, the "Notes").  The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 27, 2015, September 28, 2014 and December 28, 2014, these investments totaled $22,834, $24,292 and $23,560, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net losses of $176 and $246 on these investments in other (income) expense, net for the quarter and nine-months ended September 27, 2015, respectively, related to the change in fair value of such instruments.  For the quarter and nine-month periods ended September 28, 2014 the Company recorded net gains and interest income of $247 and $2,487, respectively, in other (income) expense, net, related to the change in fair value of such instruments.
At September 27, 2015, September 28, 2014 and December 28, 2014, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 27, 2015
Assets:
Available-for-sale securities	$26,863	4,029	11,664	11,170
Derivatives	119,123	-	119,123	-
Total assets	$145,986	4,029	130,787	11,170

Liabilities:
Derivatives	$605	-	605	-
Option agreement	24,780	-	-	24,780
Total liabilities	$25,385	-	605	24,780

September 28, 2014
Assets:
Available-for-sale securities	$31,097	6,805	18,632	5,660
Derivatives	41,475	-	41,475	-
Total assets	$72,572	6,805	60,107	5,660

Liabilities:
Derivatives	$3,426	-	3,426	-
Option agreement	25,590	-	-	25,590
Total Liabilities	$29,016	-	3,426	25,590

December 28, 2014
Assets:
Available-for-sale securities	$28,042	4,482	17,773	5,787
Derivatives	69,148	-	69,148	-
Total assets	$97,190	4,482	86,921	5,787

Liabilities:
Derivatives	$2,591	-	2,591	-
Option agreement	25,340	-	-	25,340
Total Liabilities	$27,931	-	2,591	25,340

Available-for-sale securities include equity securities of one company quoted on an active public market as well as certain investments valued at net asset values quoted on private markets that are not active. These net asset values are predominantly based on underlying investments which are traded on an active market; investments are redeemable within 45 days.  The Company also holds an available-for-sale investment which invests in hedge funds and contains financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment.

The Company's derivatives consist primarily of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at September 27, 2015, September 28, 2014 and December 28, 2014, is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the first nine months of 2015.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2015	2014
Balance at beginning of year	$(19,553)	5,484
Purchases	5,000	-
Issuance of option agreement	-	(25,590)
Gain from change in fair value	943	176
Balance at end of third quarter	$(13,610)	(19,930)

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and nine-month periods ended September 27, 2015 and September 28, 2014 are as follows:

	Quarter Ended
	Pension		Postretirement
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$1,006	921	150	137
Interest cost	4,603	4,953	285	332
Expected return on assets	(5,476)	(5,469)	-	-
Net amortization and deferrals	2,202	1,210	(114)	(114)
Curtailment	643	-	(3,842)	-
Net periodic benefit cost	$2,978	1,615	(3,521)	355

	Nine Months Ended
	Pension		Postretirement
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$3,038	2,861	450	412
Interest cost	13,827	15,064	855	997
Expected return on assets	(16,452)	(16,587)	-	-
Net amortization and deferrals	6,610	3,713	(341)	(341)
Curtailment	781	-	(3,842)	-
Net periodic benefit cost	$7,804	5,051	(2,878)	1,068

During the first nine months of fiscal 2015, the Company made cash contributions to its defined benefit pension plans of approximately $10,760 in the aggregate. The Company expects to contribute approximately $3,240 during the remainder of fiscal 2015.

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

At September 27, 2015, September 28, 2014 and December 28, 2014, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 27, 2015		September 28, 2014		December 28, 2014
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$1,122,827	124,422	716,028	45,501	863,232	69,049
Sales	213,841	(3,352)	195,364	(6,484)	139,946	829
Other	57,360	(2,512)	29,242	(1,992)	51,213	(1,008)
Total	$1,394,028	118,558	940,634	37,025	1,054,391	68,870

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 27, 2015, September 28, 2014 and December 28, 2014 as follows:

	September 27, 2015	September 28, 2014	December 28, 2014
Prepaid expenses and other current assets
Unrealized gains	$81,718	24,242	46,594
Unrealized losses	(9,717)	(6,356)	(11,508)
Net unrealized gain	$72,001	17,886	35,086

Other assets
Unrealized gains	$48,111	23,127	34,234
Unrealized losses	(989)	(964)	(172)
Net unrealized gains	$47,122	22,163	34,062

Accrued liabilities
Unrealized gains	$62	2,519	447
Unrealized losses	(566)	(5,539)	(725)
Net unrealized loss	$(504)	(3,020)	(278)

Other liabilities
Unrealized gains	$-	22	-
Unrealized losses	(61)	(26)	-
Net unrealized loss	$(61)	(4)	-

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and nine-month periods ended September 27, 2015 and September 28, 2014 as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Statements of Operations Classification
Cost of sales	$19,244	(3,165)	41,990	(3,363)
Sales	(4,507)	(3,477)	(8,506)	(4,340)
Other	(377)	(923)	(322)	(1,533)
Net realized gains (losses)	$14,360	(7,565)	33,162	(9,236)

In addition, gains of $275 and $842, respectively, were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended September 27, 2015, and net gains of $62 were reclassified to earnings as a result of hedge ineffectiveness for the nine-month periods ended September 28, 2014.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency fluctuations. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At September 27, 2015, September 28, 2014 and December 28, 2014 the total notional amounts of the Company's undesignated derivative instruments were $263,247, $413,065 and $294,571, respectively.

At September 27, 2015, September 28, 2014 and December 28, 2014, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	September 27, 2015	September 28, 2014	December 28, 2014
Prepaid expenses and other current assets
Unrealized gains	$93	4,876	-
Unrealized losses	-	(3,450)	-
Net unrealized gain	93	1,426	-

Accrued liabilities
Unrealized gains	360	-	1,733
Unrealized losses	(493)	-	(4,046)
Net unrealized loss	(133)	-	(2,313)

Other liabilities
Unrealized gains	-	303	-
Unrealized losses	-	(705)	-
Net unrealized loss	-	(402)	-

Total unrealized gain (loss), net	$(40)	1,024	(2,313)

The Company recorded net gains of $21,070 and $40,024 on these instruments to other (income) expense, net for the quarter and nine-month periods ended September 27, 2015, respectively, and net losses of $20,050 and $19,988 on these instruments to other (income) expense, net for the quarter and nine-month periods ended September 28, 2014, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments see Notes 4 and 6.

(9) Sale of Manufacturing Operations

On August 30, 2015, the Company completed the sale of its manufacturing operations to Cartamundi Group ("Cartamundi") for approximately $54,400, approximately $18,600 of which was received on the date of sale with the remainder to be paid in 5 annual installments. Under the terms of the purchase and sale agreement, Cartamundi acquired the inventory and property, plant and equipment related to manufacturing operations in East Longmeadow, MA and the common stock of the Company's manufacturing subsidiary in Waterford, Ireland.  Inclusive of this transaction and other related costs, the Company recognized a gain of $6,832 on the sale recorded in other (income) expense, net in the consolidated statements of operations. These operations were a component of the Company's Global Operations segment.

In connection with this transaction, the Company also entered into a manufacturing services agreement under which Cartamundi will provide manufacturing services over a 5-year term.  In connection with this agreement, the Company has agreed to minimum purchase commitments from Cartamundi over the term of the agreement. The Company and Cartamundi are also party to a warehousing agreement under which the Company leases designated warehouse space at the East Longmeadow, MA location, as well as a transition services agreement related to certain administrative functions each party is providing each other during a defined transition period.  In connection with this transaction, the Company froze the benefits of one of its funded defined benefit pension plans covering union employees.  In connection with these actions, the Company recognized a net curtailment benefit of $3,061 related to net prior service credits in the related defined benefit pension and post-retirement plans. This benefit is recorded in selling, distribution and administration expenses in the consolidated statements of operations. The Company has retained the frozen defined benefit pension plans related to its' former employees of its East Longmeadow, MA and Waterford, Ireland businesses.

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

The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games and puzzles, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company's U.S. and Canada and International segments. In fiscal September 2015, the company sold its remaining manufacturing operations and henceforth the Global Operations segment will only be responsible for sourcing product from third parties.

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

Information by segment and a reconciliation to reported amounts for the quarter and nine-month periods ended September 27, 2015 and September 28, 2014 are as follows.

	Quarter Ended
	September 27, 2015		September 28, 2014
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$803,824	1,352	764,268	2,388
International	612,645	8	649,284	78
Entertainment and Licensing	52,139	7,604	53,378	7,362
Global Operations (a)	2,389	595,476	2,969	593,435
Corporate and Eliminations	-	(604,440)	-	(603,263)
	$1,470,997	-	1,469,899	-

	Nine Months Ended
	September 27, 2015		September 28, 2014
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$1,534,697	4,120	1,484,968	5,065
International	1,281,118	8	1,351,608	170
Entertainment and Licensing	160,410	15,038	135,915	14,100
Global Operations (a)	5,930	1,183,183	6,123	1,200,303
Corporate and Eliminations	-	(1,202,349)	-	(1,219,638)
	$2,982,155	-	2,978,614	-

	Quarter Ended		Nine Months Ended
Operating profit (loss)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
U.S. and Canada	$187,052	169,850	275,622	252,541
International	114,206	116,451	141,470	148,097
Entertainment and Licensing	16,245	493	40,090	21,120
Global Operations (a)	13,805	15,704	12,042	15,770
Corporate and Eliminations (b)	(27,781)	(16,684)	(35,992)	(25,702)
	$303,527	285,814	433,232	411,826

Total assets	September 27, 2015	September 28, 2014	December 28, 2014
U.S. and Canada	$3,569,803	3,380,207	3,663,497
International	2,486,589	2,394,325	2,422,046
Entertainment and Licensing	727,002	754,575	783,878
Global Operations	2,431,866	2,293,319	2,433,888
Corporate and Eliminations (b)	(4,635,014)	(4,313,624)	(4,771,167)
	$4,580,246	4,508,802	4,532,142

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
The following table represents consolidated International segment net revenues by major geographic region for the quarter and nine-month periods ended September 27, 2015 and September 28, 2014.

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Europe	$389,024	403,602	770,555	827,412
Latin America	141,901	163,163	297,877	313,466
Asia Pacific	81,720	82,519	212,686	210,730
Net revenues	$612,645	649,284	1,281,118	1,351,608

The following table presents consolidated net revenues by class of principal products for the quarter and nine-month periods ended September 27, 2015 and September 28, 2014.

	Quarter Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Boys	$593,094	478,509	1,206,118	1,062,082
Games	363,470	395,221	810,748	841,449
Girls	294,785	407,718	539,401	710,235
Preschool	219,648	188,451	425,888	364,848
Net revenues	$1,470,997	1,469,899	2,982,155	2,978,614

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

Each of these elements is executed globally in alignment with Hasbro's strategic game plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of licensed products. Utilizing consumer engagement and insights coupled with immersive storytelling and product innovation, Hasbro generates revenue and earns cash by developing, marketing and selling global brands in a broad variety of consumer goods categories including toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands, including, but not limited to, DISNEY'S DESCENDANTS, JURASSIC WORLD, MARVEL, SESAME STREET and STAR WARS. DISNEY'S DESCENDANTS MARVEL and STAR WARS are owned by The Walt Disney Company.

The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment and Licensing segment includes the Company's lifestyle licensing, digital licensing and gaming, and movie and television entertainment operations. In addition to these three primary segments, the Company's global development, marketing, and product sourcing operations are managed through its Global Operations segment.

Third quarter 2015 highlights:
·	Third quarter 2015 net revenues of $1,470,997 were consistent with third quarter 2014 net revenues of $1,469,899. Absent unfavorable foreign currency translation of approximately $132,400, net revenues in the third quarter of 2015 grew 9% compared to the third quarter of 2014.
·	2015 third quarter net revenues from Franchise Brands decreased 4%; growth from MONOPOLY, NERF and PLAY-DOH was more than offset by declines from MAGIC: THE GATHERING, MY LITTLE PONY and TRANSFORMERS. Excluding unfavorable foreign currency translation, Franchise Brands grew 4% for the quarter.
·	Growth from the Boys and Preschool categories in the third quarter of 2015 was wholly offset by declines in the Games and Girls categories. Absent unfavorable foreign currency translation, growth in Boys and Preschool was only partially offset by declines in the Girls category while the Games category was flat in 2015 compared to 2014.
·	Third quarter 2015 net revenues from the U.S. and Canada segment were up 5% compared to the third quarter of 2014 while net revenues from the International and Entertainment and Licensing segments declined approximately 6% and 2%, respectively. Absent unfavorable foreign currency translation of approximately $126,200, 2015 International segment net revenues increased 14%.
·	Operating profit improved 6% in the third quarter of 2015 compared to the third quarter of 2014 and was up 18% absent unfavorable foreign currency translation of approximately $33,200.
·	The Company finalized the sale of its manufacturing operations to Cartamundi Group which resulted in a total pre-tax benefit of $9,893.

First nine months 2015 highlights:
·	Net revenues for the first nine months of 2015 of $2,982,155 were consistent with net revenues of $2,978,614 in the first nine months of 2014. Absent unfavorable foreign currency translation of approximately $266,400, net revenues in the first nine months of 2015 grew 9% compared to the first nine months of 2014.
·	First nine months 2015 net revenues from Franchise Brands decreased slightly compared to 2014; growth from MONOPOLY, NERF and PLAY-DOH was more than offset by expected declines from TRANSFORMERS following last year's motion picture release and MY LITTLE PONY. Excluding unfavorable foreign currency translation, Franchise Brands increased 8% during the first nine months of 2015.
·	Growth in the Boys and Preschool categories was offset by declines in the Girls and Games categories. Absent unfavorable foreign currency translation, growth in the Boys, Games and Preschool categories was only partially offset by declines in the girls category.
·	Year-to-date 2015 net revenues from the U.S. and Canada and Entertainment and Licensing segments were up 3% and 18%, respectively whereas net revenues from the International segment were down 5%, compared to the first nine months of 2014. Absent unfavorable foreign currency translation of approximately $257,300, year-to-date 2015 International segment net revenues grew 14%.
·	Operating profit grew 5% in the first nine months of 2015 compared to the first nine months of 2014 and was up 20% absent unfavorable foreign currency translation of approximately $62,100.

In line with our commitment to return excess cash to shareholders, Hasbro increased the quarterly dividend rate from $0.43 per share to $0.46 per share which was effective for the dividend paid in May 2015. During the first nine months of 2015, Hasbro repurchased approximately 1,085 shares at a total cost of $72,823 and an average price of $67.07 per share, respectively.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and nine-month periods ended September 27, 2015 and September 28, 2014.

	Quarter Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	39.4	41.0	37.6	39.7
Royalties	7.7	6.4	7.7	7.2
Product development	4.4	4.0	5.8	5.3
Advertising	9.7	10.0	9.7	10.0
Amortization of intangibles	0.6	0.9	1.2	1.3
Program production cost amortization	0.8	1.7	1.0	1.2
Selling, distribution and administration	16.8	16.6	22.4	21.6
Operating profit	20.6	19.4	14.5	13.8
Interest expense	1.6	1.7	2.4	2.3
Interest income	(0.0)	(0.0)	(0.1)	(0.1)
Other (income) expense, net	(0.3)	1.2	(0.3)	0.3
Earnings before income taxes	19.3	16.6	12.5	11.2
Income tax expense	5.3	4.3	3.4	3.0
Net earnings	14.0	12.3	9.1	8.2
Net loss attributable to noncontrolling interests	(0.1)	(0.0)	(0.1)	(0.1)
Net earnings attributable to Hasbro, Inc.	14.1%	12.3%	9.3%	8.3%

RESULTS OF OPERATIONS – CONSOLIDATED

Third Quarter of 2015
The quarters ended September 27, 2015 and September 28, 2014 were each 13-week periods. Net earnings and net earnings attributable to Hasbro, Inc. increased to $206,375 and $207,599, respectively, for the quarter ended September 27, 2015, from $180,155 and $180,457, respectively, for the comparable period of 2014.  Diluted earnings per share attributable to Hasbro, Inc. increased to $1.64 in the third quarter of 2015 from $1.40 in the third quarter of 2014.  Third quarter 2015 net earnings included a favorable adjustment, net of tax, of $7,050, or $0.06 per diluted share, related to the sale of the Company's manufacturing operations whereas third quarter 2014 net earnings included unfavorable adjustments, net of tax, of $7,379, or $0.06 per diluted share, related to the restructuring of the Company's equity interest in Discovery Family Channel.

Consolidated net revenues for the quarter ended September 27, 2015 were consistent with the quarter ended September 28, 2014 at $1,470,997 compared to $1,469,899 and were negatively impacted by foreign currency translation of approximately $132,400 as a result of the stronger U.S. dollar in 2015 compared to 2014.  Absent the impact of foreign currency, consolidated net revenues increased 9% in the third quarter of 2015 compared to 2014.  Higher net revenues from MONOPOLY, NERF and PLAY-DOH were more than offset by lower net revenues from TRANSFORMERS, which faced challenging comparisons to the third quarter of 2014 due to the June 2014 theatrical release of TRANSFORMERS: AGE OF EXTINCTION, and, to a lesser extent, lower net revenues from LITTLEST PET SHOP, MAGIC: THE GATHERING and MY LITTLE PONY. As a result, Franchise Brands decreased 4% during the third quarter of 2015 compared to 2014. Partner Brands increased in the third quarter of 2015 compared to 2014 primarily related to STAR WARS, as well as DISNEY'S DESCENDANTS, JURASSIC WORLD and MARVEL.
The follow table presents net revenues by product category for the quarters ended September 27, 2015 and September 28, 2014.

	Quarter Ended
	Sept. 27, 2015	Sept. 28, 2014	% Change
Boys	$593,094	478,509	24%
Games	363,470	395,221	-8%
Girls	294,785	407,718	-28%
Preschool	219,648	188,451	17%
Net revenues	$1,470,997	1,469,899

BOYS: Net revenues in the boys' category increased 24% in 2015 compared to 2014 and benefited from a strong entertainment line-up.  Higher net revenues from Partner Brands, specifically JURASSIC WORLD and STAR WARS, more than offset lower net revenues from the TRANSFORMERS brand, which benefited from the June 2014 theatrical release.  Franchise Brand NERF also contributed to quarter-over-quarter category growth.

GAMES: Net revenues from the games category decreased 8% in the third quarter of 2015 compared to the third quarter of 2014.  During the third quarter of 2015, the Company began shipping PLAYMATION MARVEL'S AVENGERS product line.  Higher net revenues from Partner Brand MARVEL, specifically PLAYMATION, and Franchise Brand MONOPOLY were more than offset by lower net revenues from Franchise Brand MAGIC: THE GATHERING and other game brands.

GIRLS: Net revenues in the girls' category decreased 28% in 2015 compared to 2014 primarily due to expected declines from FURBY products. Lower net revenues from FURREAL FRIENDS, LITTLEST PET SHOP, MY LITTLE PONY and NERF brands also contributed to the decline. These lower net revenues were partially offset by increases from PLAY-DOH DOHVINCI products and the 2015 launch of the DISNEY'S DESCENDANTS product line.

PRESCHOOL: Net revenues in the preschool category increased 17% in 2015 compared to 2014. Higher net revenues from PLAY-DOH products as well as higher sales of entertainment-backed product lines, primarily PLAYSKOOL HEROES STAR WARS GALACTIC HEROES and JURASSIC WORLD, as well as the introduction of PLAYSKOOL FRIENDS MY LITTLE PONY were slightly offset by lower net revenues from core PLAYSKOOL products.

Operating profit for the quarter ended September 27, 2015 increased 6% to $303,527, or 20.6% of net revenues, from $285,814, or 19.4% of net revenues, for the quarter ended September 28, 2014.  Third quarter 2015 operating profit includes unfavorable foreign currency translation of approximately $33,200. Furthermore, 2015 operating profit includes a benefit of approximately $3,100 related to the sale of the Company's manufacturing operations whereas 2014 operating profit includes a benefit of approximately $1,300 related to the restructuring of the Company's joint venture television network. Improved operating profit reflects higher net revenues as well as lower amortization of both intangibles and television programming, partially offset by higher selling, distribution and administration and product development expenses. Improved operating profit margin reflects better leverage of expenses on higher net revenues.

First Nine Months of 2015
The nine-month periods ended September 27, 2015 and September 28, 2014 were each 39-week periods. Net earnings and net earnings attributable to Hasbro, Inc. for the first nine months of 2015 were $272,478 and $276,075, respectively, compared to $244,489 and $246,019, respectively, for the first nine months of 2014. Diluted earnings per share attributable to Hasbro, Inc. increased to $2.18 in 2015 from $1.88 in 2014. Net revenues in the first nine months of 2015 included a favorable adjustment, net of tax, of $7,050, or $0.06 per diluted share, related to the sale of the Company's manufacturing operations whereas net earnings in the first nine months of 2014 included unfavorable adjustments, net of tax, of $7,379, or $0.06 per diluted share, related to the restructuring of the Company's equity interest in Discovery Family Channel.

For the nine months ended September 27, 2015, consolidated net revenues were  $2,982,155 compared to $2,978,614 for the nine months ended September 28, 2014. Absent negative foreign currency translation of approximately $266,400 as a result of the stronger U.S. dollar in 2015 compared to 2014, net revenues in the first nine months increased 9% compared to 2014. During the first nine months of 2015, Franchise Brand revenues decreased slightly compared to 2014.

The following table presents net revenues by product category for the first nine months of 2015 and 2014.

	Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	% Change
Boys	$1,206,118	1,062,082	14%
Games	810,748	841,449	-4%
Girls	539,401	710,235	-24%
Preschool	425,888	364,848	17%
Net revenues	$2,982,155	2,978,614

BOYS: Net revenues in boys' category increased 14% in the first nine months of 2015 compared to 2014 and benefitted from a strong entertainment line-up.  Higher net revenues from Franchise Brand NERF continued to contribute to boys category growth. Lower net revenues from the TRANSFORMERS brand, which benefited last year from the June 2014 theatrical release, were more than offset by higher net revenues from Partner Brands, specifically JURASSIC WORLD, MARVEL and STAR WARS. The MARVEL and JURASSIC WORLD brands were each supported by second quarter 2015 theatrical releases, AVENGERS: AGE OF ULTRON in May 2015 and JURASSIC WORLD in June 2015.  The STAR WARS brand is supported by animated television programming, STAR WARS REBELS, and benefited from  initial shipments during the third quarter 2015 related to the highly anticipated theatrical release of STAR WARS: THE FORCE AWAKENS in December 2015.

GAMES: Net revenues from the games category were down 4% in the first nine months of 2015 compared to 2014.  During the third quarter of 2015, the Company began shipping the PLAYMATION MARVEL's AVENGERS product line. Higher net revenues from Partner Brand MARVEL and Franchise Brand MONOPOLY were more than offset by lower net revenues from Franchise Brand MAGIC: THE GATHERING as well as other various games brands.

GIRLS: Net revenues in the girls' category decreased 24% in the nine months ended September 27, 2015 compared to the nine months ended September 27, 2014.  Led by lower net revenues from the FURBY brand, lower net revenues from FURREAL FRIENDS, LITTLEST PET SHOP, MY LITTLE PONY and NERF REBELLE also contributed to the category's decline.  These declines were slightly offset by higher net revenues from PLAY-DOH DOHVINCI as well as the introduction of the Company's all new DISNEY'S DESCENDANTS product line.

PRESCHOOL: Net revenues from the preschool category grew 17% in the first nine months of 2015 compared to 2014. Higher net revenues from PLAY-DOH and PLAYSKOOL HEROES STAR WARS GALACTIC HEROES as well as sales of product related to the June 2015 theatrical release of JURASSIC WORLD were slightly offset by lower net revenues from core PLAYSKOOL. During the third quarter of 2015, the Company also introduced a new MY LITTLE PONY product line to the preschool category, PLAYSKOOL FRIENDS MY LITTLE PONY.

Operating profit for the nine months ended September 27, 2015 increased 5% to $433,232, or 14.5% of net revenues, from $411,826, or 13.8% of net revenues, for the nine months ended September 28, 2014. 2015 operating profit includes negative foreign currency translation of approximately $62,100. Furthermore, 2015 operating profit includes a benefit of approximately $3,100 related to the sale of the Company's manufacturing operations whereas 2014 operating profit includes a benefit of approximately $1,300 related to the restructuring of the Company's investment in its joint venture television network. Higher net revenues combined with favorable product mix and lower amortization of both intangibles and television programming contributed to growth in operating profit.  These improvements were partially offset by higher selling, distribution and administration and product development expenses.

SEGMENT RESULTS

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

Third Quarter of 2015
The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended September 27, 2015 and September 28, 2014.

	Quarter Ended
	Sept. 27, 2015	Sept. 28, 2014	% Change
Net Revenues
U.S. and Canada segment	$803,824	764,268	5%
International segment	612,645	649,284	-6%
Entertainment and Licensing segment	52,139	53,378	-2%

Operating Profit
U.S. and Canada segment	$187,052	169,850	10%
International segment	114,206	116,451	-2%
Entertainment and Licensing segment	16,245	493	NM
     NM – not meaningful

U.S. and Canada Segment
The U.S. and Canada segment net revenues for the quarter ended September 27, 2015 increased 5% compared to 2014.  Absent unfavorable foreign currency translation of approximately $5,400, U.S. and Canada segment net revenues increased 6% compared to 2014. In the third quarter of 2015, higher net revenues from the boys and preschool categories were partially offset by lower net revenues from the games and girls categories.

The boys category benefited from higher net revenues from JURASSIC WORLD, NERF and STAR WARS products which were partially offset by lower net revenues from TRANSFORMERS products.  Games category net revenues declined on lower net revenues from MAGIC: THE GATHERING products. This decline was partially offset by higher net revenues from MARVEL products, specifically PLAYMATION. The girls' category declined primarily due to lower net revenues from NERF REBELLE and FURREAL FRIENDS products and, to a lesser extent, FURBY and MY LITTLE PONY products. Partially offsetting the declines were higher net revenues from the introduction of DISNEY'S DESCENDANTS products. Net revenues from the preschool category benefited from the June 2015 theatrical release of JURASSIC WORLD, the 2015 introduction of PLAYSKOOL FRIENDS MY LITTLE PONY products, the highly anticipated release of the latest STAR WARS installment, STAR WARS: THE FORCE AWAKENS and continued strength of the Company's Franchise Brand, PLAY-DOH.  These increases were only partially offset by lower net revenues from TRANSFORMERS and core PLAYSKOOL products.

U.S. and Canada segment operating profit for the quarter ended September 27, 2015 was $187,052, or 23.3% of net revenues, compared to $169,850, or 22.2% of segment net revenues, for the quarter ended September 28, 2014.  Operating profit and operating profit margin was favorably impacted by higher net revenues, partially offset by higher expense levels.

International Segment
International segment net revenues decreased 6% to $612,645 for the quarter ended September 27, 2015 from $649,284 for the quarter September 28, 2014. International segment net revenues for the third quarter of 2015 included unfavorable foreign currency translation of approximately $126,700 as a result of the stronger U.S. dollar in 2015 compared to 2014. Absent the impact of foreign currency translation, International segment net revenues increased approximately 14% in the third quarter 2015 compared to the third quarter of 2014. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended September 27, 2015 and September 28, 2014.

	Quarter Ended
	Sept. 27, 2015	Sept. 28, 2014	% Change
Europe	$389,024	403,602	-4%
Latin America	141,901	163,163	-13%
Asia Pacific	81,720	82,519	-1%
Net revenues	$612,645	649,284

Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $74,400, Latin America - $44,200 and Asia Pacific - $8,100. Absent foreign currency translation, the underlying business grew across all major geographic regions, up 15% in Europe, 14% in Latin America and 9% in Asia Pacific. Net revenues in emerging markets decreased 15% in the third quarter of 2015 compared to 2014; however, excluding the impact of unfavorable foreign exchange, these net revenues increased approximately 12%.

In the third quarter of 2015, higher net revenues from the boys and preschool categories were more than offset by lower net revenues from the games and girls categories.  In the boys' category higher net revenues from Partner Brands JURASSIC WORLD and STAR WARS as well as higher net revenues from Franchise Brand NERF were partially offset by lower net revenues from TRANSFORMERS and, to a lesser extent, MARVEL products. In the games category, higher net revenues from Franchise Brand MONOPOLY were more than offset by lower net revenues from other game brands. Lower girls category net revenues from FURBY products in the third quarter of 2015 compared to 2014 as well as lower net revenues from LITTLEST PET SHOP, MY LITTLE PONY and NERF REBELLE were only partially offset by higher net revenues from PLAY-DOH DOHVINCI products and the 2015 introduction of DISNEY'S DESCENDANTS products. In the preschool category higher net revenues from PLAY-DOH, JURASSIC WORLD, MY LITTLE PONY and STAR WARS products were partially offset by lower net revenues from core PLAYSKOOL and TONKA products.

International segment operating profit decreased 2% to $114,206, or 18.6% of net revenues, for the quarter ended September 27, 2015 from $116,451, or 17.9% of segment net revenues, for the quarter ended September 28, 2014. Improved operating profit margin primarily reflects lower operating expenses. For the third quarter of 2015, International segment operating profit included unfavorable foreign currency translation of approximately $18,800; absent this foreign currency translation, operating profit increased approximately 14%.

Entertainment and Licensing Segment
Entertainment and Licensing segment net revenues for the quarter ended September 27, 2015 were $52,139 compared to $53,378 for the quarter ended September 28, 2014. Lower net revenues from lifestyle licensing, which benefited from the second quarter release of TRANSFORMERS: AGE OF EXTINCTION in 2014, more than offset higher net revenues from digital gaming and entertainment.

Entertainment and Licensing segment operating profit increased to $16,245, or 31.2% of net revenues, for the quarter ended September 27, 2015 from $493, or 0.9% of segment net revenues, for the quarter ended September 28, 2014. Overall, Entertainment and Licensing segment operating profit and operating profit margin improved primarily on lower amortization of intangibles and program production cost amortization.  Lower amortization of intangibles was due to digital gaming rights reacquired in 2005 and 2007 which became fully amortized in the second quarter of 2015 whereas lower program production cost amortization reflects a higher level of programming write downs occurring in the third quarter of 2014.

Global Operations
Global Operations segment operating profit decreased from $15,704 for the quarter ended September 28, 2014 to $13,805 for the quarter ended September 27, 2015.

Corporate and Eliminations
The operating loss in Corporate and eliminations totaled $27,781 for the third quarter of 2015 compared to $16,684 for the third quarter of 2014.

First Nine Months of 2015
The following table presents net external revenues and operating profit data for the Company's three principal segments for each of the nine months ended September 27, 2015 and September 28, 2014.

	Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	% Change
Net Revenues
U.S. and Canada segment	$1,534,697	1,484,968	3%
International segment	1,281,118	1,351,608	-5%
Entertainment and Licensing segment	160,410	135,915	18%

Operating Profit
U.S. and Canada segment	$275,622	252,541	9%
International segment	141,470	148,097	-4%
Entertainment and Licensing segment	40,090	21,120	90%

U.S. and Canada Segment
The U.S. and Canada segment net revenues for the nine months ended September 27, 2015 increased 3% compared to 2014.  Foreign currency translation negatively impacted segment net revenues for approximately $8,400; absent this currency translation, U.S. and Canada segment net revenues grew 4%. In the first nine months of 2015, higher net revenues from the boys and preschool categories were partially offset by lower net revenues from the games and girls categories.

The boys category grew in the first nine months of 2015 compared to 2014. Higher net revenues from JURASSIC WORLD, MARVEL, NERF and STAR WARS products were partially offset by lower net revenues from TRANSFORMERS products.  Higher net revenues from the games category reflect the introduction of PLAYMATION MARVEL'S AVENGERS as well as higher net revenues from RUBIKS and TROUBLE, partially offset by lower net revenues from other games brands. In the girls' category, lower net revenues from FURBY, FURREAL FRIENDS, EASY BAKE, MY LITTLE PONY and NERF REBELLE products were partially offset by higher net revenues from LITTLEST PET SHOP, PLAY-DOH DOHVINCI and DISNEY'S DESCENDANTS products. Segment net revenues from the preschool category increased in the first nine months of 2015 compared to 2014, benefiting from continued strength of the Company's Franchise Brand, PLAY-DOH as well as JURASSIC WORLD, the introduction of an all new STAR WARS product line ahead of the December 2015 movie release, STAR WARS: THE FORCE AWAKENS and, to a lesser extent, the introduction of PLAYSKOOL FRIENDS MY LITTLE PONY products.  These higher net revenues were partially offset by lower net revenues from core PLAYSKOOL, SESAME STREET and TRANSFORMERS RESCUE BOT products.

U.S. and Canada segment operating profit for the nine months ended September 27, 2015 increased to $275,622, or 18.0% of net revenues, from $252,541, or 17.0% of segment net revenues, for the nine months ended September 28, 2014. Higher operating profit and operating profit margin reflects higher net revenues and favorable product mix partially offset by higher expenses, primarily advertising and selling, distribution and administration expenses.

International Segment
International segment net revenues decreased 5% to $1,281,118 for the nine months ended September 27, 2015 from $1,351,608 for the nine months ended September 28, 2014.  2015 International segment net revenues include unfavorable foreign currency translation of approximately $257,300. Absent the impact of foreign currency translation, International segment net revenues grew 14% for the first nine months of 2015. The following table presents net revenues by geographic region for the Company's International segment for the nine-month periods ended September 27, 2015 and September 28, 2014.

	Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	% Change
Europe	$770,555	827,412	-7%
Latin America	297,877	313,466	-5%
Asia Pacific	212,686	210,730	1%
Net revenues	$1,281,118	1,351,608

Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $167,900, Latin America - $73,100 and Asia Pacific - $16,300. Absent foreign currency translation, the underlying business grew across all major geographic regions, up 13% in Europe, 18% in Latin America and 9% in Asia Pacific. Net revenues in emerging markets, decreased 9% in the first nine months of 2015 compared to 2014; however, excluding the impact of unfavorable foreign exchange, these net revenues increased 14%.

In the first nine months of 2015, higher net revenues from the boys and preschool categories were more than offset by lower net revenues from the games and girls categories. In the boys' category, higher net revenues from Partner Brands JURASSIC WORLD, MARVEL and STAR WARS as well as higher net revenues from Franchise Brand NERF were partially offset by lower net revenues from TRANSFORMERS products. In the games category, higher net revenues from Franchise Brand MONOPOLY were more than offset by lower net revenues from other game brands, primarily JENGA, MAGIC: THE GATHERING and ANGRY BIRDS STAR WARS. Net revenues from the girls' category declined from 2014 to 2015, primarily reflecting lower net revenues from FURBY products as well as lower net revenues from MY LITTLE PONY, LITTLEST PET SHOP and NERF which were partially offset by higher net revenues from PLAY-DOH DOHVINCI and DISNEY'S DESCENDANTS products. In the preschool category, higher net revenues from PLAY-DOH, MY LITTLE PONY and JURASSIC WORLD products in the first nine months of 2015 compared to 2014 were only partially offset by lower net revenues from core PLAYSKOOL products.

International segment operating profit decreased 4% to $141,470, or 11.0% of net revenues, for the nine months ended September 27, 2015 from  $148,097, or 11.0% of segment net revenues, for the nine months ended September 28, 2014.  In the first nine months of 2015, International segment operating profit included unfavorable foreign currency translation of approximately $26,500; absent this foreign currency translation, International segment operating profit increased 13% reflecting those higher net revenues, excluding foreign exchange translation, discussed above.

Entertainment and Licensing Segment
Entertainment and Licensing segment net revenues for the nine months ended September 27, 2015 increased 18% to $160,410 from $135,915 for the nine months ended September 28, 2014. Higher entertainment revenues related to a multi-year digital distribution agreement for Hasbro Studios programming along with higher lifestyle licensing revenues were the primary drivers of the segment's increased net revenues.

Entertainment and Licensing segment operating profit increased to $40,090, or 25.0% of net revenues, for the nine months ended September 27, 2015 from $21,120, or 15.5% of segment net revenues, for the nine months ended September 28, 2014. Improved Entertainment and Licensing segment operating profit in the first nine months of 2015 reflects favorable revenue mix and the impact of lower amortization of intangibles and program product cost amortization.

Global Operations
Global Operations segment operating profit of $12,042 for the first nine months of 2015 compared to operating profit of $15,770 for the first nine months of 2014.

Corporate and Eliminations
Operating loss in Corporate and Eliminations for the first nine months of 2015 was $35,992 compared to an operating loss of $25,702 for the first nine months of 2014.

OPERATING COSTS AND EXPENSES

Third Quarter of 2015
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended September 27, 2015 and September 28, 2014.
	Quarter Ended
	Sept. 27, 2015	Sept. 28, 2014
Cost of sales	39.4%	41.0%
Royalties	7.7	6.4
Product development	4.4	4.0
Advertising	9.7	10.0
Amortization of intangibles	0.6	0.9
Program production cost amortization	0.8	1.7
Selling, distribution and administration	16.8	16.6

Cost of sales decreased 4% from $602,766, or 41.0% of net revenues, for the quarter ended September 28, 2014 to $579,149, or 39.4% of net revenues for the quarter ended September 27, 2015.  The reduction in costs of sales primarily reflects favorable product mix. Foreign exchange hedges related to product purchases and pricing increases helped to offset the impact of foreign currency fluctuations. This more favorable product mix reflects higher net revenues from royalty-bearing products, specifically those related to the JURASSIC WORLD, MARVEL and STAR WARS brands, which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues.

Royalty expense for the quarter ended September 27, 2015 was $113,950, or 7.7% of net revenues, compared to $94,352, or 6.4% of net revenues, for the quarter ended September 28, 2014.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Higher royalty expense in the third quarter of 2015 compared to 2014 reflects higher net sales of MARVEL, JURASSIC WORLD and STAR WARS products partially offset by lower net sales of royalty-bearing TRANSFORMERS products in 2015 compared to 2014.

Product development expense for the quarter ended September 27, 2015 was $64,793, or 4.4% of net revenues, compared to $58,220, or 4.0% of net revenues, for the quarter ended September 28, 2014.  Higher product development expense, in dollars and as a percentage of net revenues, primarily reflects costs associated with development of the DISNEY PRINCESS and FROZEN product lines under the license agreement with The Walt Disney Company.  The Company will continue to incur these development costs in 2015 in advance of commencement of the licensing period and product shipments for 2016.

Advertising expense for the quarter ended September 27, 2015 was $142,029, or 9.7% of net revenues, compared to $147,492, or 10.0% of net revenues, for the quarter ended September 28, 2014.  The quarter-over-quarter decrease in advertising expense reflects favorable foreign currency translation and higher sales of Partner Brands which do not require the same level of investment in advertising as Company owned or controlled brands.

Amortization of intangibles for the quarter ended September 27, 2015 was $9,031, or 0.6% of net revenues, compared to $12,809, or 0.9% of net revenues, for the quarter ended September 28, 2014.  Higher amortization expense in 2014 compared to 2015 reflects amortization of digital gaming rights reacquired in 2005 and 2007 which became fully amortized in the second quarter of 2015.

Program production cost amortization decreased to $11,496, or 0.8% of net revenues, for the quarter ended September 27, 2015 from $24,374, or 1.7% of net revenues, for the quarter ended September 28, 2014. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. 2014 program production cost amortization included a higher level of accelerated amortization of certain programming resulting from revised estimates of future revenues.

For the quarter ended September 27, 2015, the Company's selling, distribution and administration expenses increased to $247,022, or 16.8% of net revenues, from $244,072, or 16.6% of net revenues, for the quarter ended September 28, 2014. Selling, distribution and administration expenses for the third quarter of 2015 include a benefit of approximately $3,100 related to the sale of the Company's manufacturing operations. Increased selling, distribution and administration expenses primarily reflect higher administration expense. Foreign exchange resulted in a decrease of $21,300; absent foreign exchange, selling, distribution and administration expenses increased 10% in 2015 compared to 2014 primarily due to higher administration and marketing and sales as well as higher distribution costs. Excluding the impact of foreign exchange, increased 2015 expenses are primarily the result of higher performance-based stock compensation, continued investment in MAGIC: THE GATHERING, depreciation expense and other general cost increases, such as salaries and wages. Higher distribution costs reflect increased net revenues for the third quarter of 2015, excluding the impact of foreign exchange.

First Nine Months of 2015
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the nine-month periods ended September 27, 2015 and September 28, 2014.

	Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014
Cost of sales	37.6%	39.7%
Royalties	7.7	7.2
Product development	5.8	5.3
Advertising	9.7	10.0
Amortization of intangibles	1.2	1.3
Program production cost amortization	1.0	1.2
Selling, distribution and administration	22.4	21.6

Cost of sales for the nine months ended September 27, 2015 decreased to $1,122,283, or 37.6% of net revenues, from $1,181,647, or 39.7% of net revenues, for the nine months ended September 28, 2014. Lower cost of sales on higher net revenues primarily reflects more favorable product and revenue mix in the first nine months of 2015 compared to 2014. This more favorable product mix reflects higher net revenues from royalty-bearing products, specifically those related to the JURASSIC WORLD, MARVEL and STAR WARS brands, which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues.  Furthermore, Entertainment and Licensing segment net revenues, which also have lower cost of sales, were 5.4% of net revenues in the first nine months of 2015 compared to 4.6% of net revenues in the first nine months of 2014.  Lastly, foreign exchange hedges related to product purchases and pricing increases helped to offset the impact of foreign currency fluctuations.

Royalty expense for the nine months ended September 27, 2015 was $230,108, or 7.7% of net revenues, compared to $214,466, or 7.2% of net revenues, for the nine months ended September 28, 2014. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Higher royalty expense in the first nine months of 2015 compared to 2014 reflects higher net sales of MARVEL, JURASSIC WORLD and STAR WARS products partially offset by lower net sales of royalty-bearing TRANSFORMERS products in 2015 compared to 2014.

Product development expense for the nine months ended September 27, 2015 increased to $174,299, or 5.8% of net revenues, from $157,184, or 5.3% of net revenues for the nine months ended September 28, 2014. Higher product development expense, in dollars and as a percentage of net revenues, primarily reflects costs associated with development of the DISNEY PRINCESS and FROZEN product lines under the license agreement with The Walt Disney Company.  The Company will continue to incur these development costs in 2015 in advance of commencement of the licensing period and product shipments for 2016.

Advertising expense for the nine months ended September 27, 2015 was $288,136, or 9.7% of net revenues, compared to $296,444, or 10.0% of net revenues, for the nine months ended September 28, 2014. The reduction in advertising expense as a percent of net revenues primarily reflects the mix of revenues, including the increase in the Entertainment and Licensing segment, as well as the royalty-bearing product mix discussed above.  Entertainment-backed product lines generally require less in advertising by the Company.

Amortization of intangibles was $35,330, or 1.2% of net revenues, for the nine months ended September 27, 2015 compared to $38,103, or 1.3% of net revenues, in 2014. Higher amortization expense in 2014 compared to 2015 reflects amortization of digital gaming rights reacquired in 2005 and 2007 which became fully amortized in the second quarter of 2015.

Program production cost amortization decreased in the first nine months of 2015 to $29,812, or 1.0% of net revenues, from $35,742, or 1.2% of net revenues, in the first nine months of 2014. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. 2014 program production cost amortization included a higher level of accelerated amortization of certain programming resulting from revised estimates of future revenues.

For the nine months ended September 27, 2015, the Company's selling, distribution and administration expenses increased to $668,955, or 22.4% of net revenues, from $643,202, or 21.6% of net revenues, for the nine months ended September 28, 2014, primarily related to higher administration expenses. Foreign exchange resulted in a decrease of $50,200; absent foreign exchange, selling, distribution and administration expenses increased 12% in 2015 compared to 2014, primarily due to higher administration, marketing and sales and distribution costs. Excluding the impact of foreign exchange, higher 2015 administration and sales and marketing expenses are primarily the result of higher performance-based stock compensation, investments in the MAGIC: THE GATHERING brand, depreciation expense and other general cost increases, such as salaries and wages. Higher distribution costs reflect increased net revenues for the first nine months of 2015, excluding the impact of foreign exchange.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the third quarter and first nine months of 2015 totaled $24,045 and $72,816, respectively, compared to $24,710 and $69,940 for the comparable and respective periods of 2014. Increased interest expense in the year-to-date period reflects favorable interest rate swap agreements that were in place during the first half of 2014.

Interest income of $672 and $2,292 in the third quarter and first nine months of 2015, respectively, compared to $745 and $3,236 in the third quarter and first nine months of 2014. Higher average cash balances in 2015 compared to 2014 were more than offset by lower average interest rates, particularly in international jurisdictions.

Other income, net of $(4,463) and $(9,870) for the quarter and nine months ended September 27, 2015, respectively, compared to other expense, net of $17,795 and $10,556 for the quarter and nine months ended September 28, 2014.  Both the third quarter and first nine months of 2015 include a net gain of $6,832 related to the sale of the Company's manufacturing operations. Furthermore, both the third quarter and first nine months of 2014 include a net loss of $12,894 related to the restructuring of the Company's investment in Discovery Family Channel. Absent these items, other (income) expense, net of $2,370 and $(3,037) in the third quarter and first nine months of 2015, respectively, compared to $4,901 and $(2,338) in the third quarter and first nine months of 2014, respectively. In the quarter, favorable other (income) expense, net reflects improved earnings from Discovery Family Channel in 2015 compared to 2014.  In the first nine months of 2015, improved earnings from Discovery Family Channel in 2015 were offset by higher foreign exchange losses in 2015 compared to 2014.

INCOME TAXES

Income taxes totaled $78,242 on pre-tax earnings of $284,617 in the third quarter of 2015 compared to income taxes of $63,899 on pre-tax earnings of $244,054 in the third quarter of 2014. For the nine month period, income taxes totaled $100,100 on pre-tax earnings of $372,578 in 2015 compared to income taxes of $90,077 on pre-tax earnings of $334,566 in 2014. Both periods, as well as the full year 2014, were impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first nine months of 2015, favorable discrete tax adjustments were a net benefit of $2,024 compared to a net benefit of $2,532 in the first nine months of 2014. The favorable discrete tax adjustment for the first nine months of 2015 includes benefits related to expiration of statutes for certain tax positions and the filing of 2012 and 2013 amended tax returns. Absent discrete items, the adjusted tax rate for the first nine months of 2015 and 2014 were 27.2% and 27.8%, respectively. The adjusted rate of 27.2% for the nine months ended September 27, 2015 is comparable to the full year 2014 adjusted rate 26.5%.

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

On July 14, 2015, the Company announced its intent to sell its manufacturing operations in East Longmeadow, Massachusetts and Waterford, Ireland to the Cartamundi Group ("Cartamundi").  On August 30, 2015, the Company and Cartamundi consummated this transaction. See Note 9 to the financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (ASC 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to long-term debt to be presented in the balance sheet as a reduction to the carrying amount of the related debt liability, consistent with the presentation of discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, and is eligible for early adoption.  The Company presently records deferred debt costs in other assets in the consolidated balance sheet.  At September 27, 2015, deferred debt costs related to long-term debt totaled $13,099.  Upon adoption, these deferred debt costs will be presented as a reduction of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2014 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and commercial paper program.

During the first nine months of 2015, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit and commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2015. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of September 27, 2015 the Company's cash and cash equivalents totaled $551,292, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of indefinitely reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of September 27, 2015 is denominated in the U.S. dollar.

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

At September 27, 2015, cash and cash equivalents, net of short-term borrowings, increased to $437,322 from $374,161 at September 28, 2014. Net cash provided by operating activities in the first nine months of 2015 was $69,558 compared to $26,826 in the first nine months of 2014. Lower net cash provided by operating activities in 2014 reflects a payment of $58,040 resulting from the settlement of an arbitration award. On a trailing twelve month basis, the Company generated $497,143 in operating cash flows as of September 27, 2015 compared to $380,641 as of September 28, 2014 and $454,411 for the fiscal year ended December 28, 2014.

Accounts receivable increased 6% to $1,390,274 at September 27, 2015 from $1,314,022 at September 28, 2014 and includes a decrease of approximately $167,800 due to a stronger U.S. dollar at September 27, 2015 compared to September 28, 2014. Absent the impact of foreign currency translation, accounts receivable increased approximately 19% reflecting the aforementioned 9% revenue growth, absent foreign exchange translation, in the third quarter of 2015 compared to 2014.  Days sales outstanding increased to 85 days at September 27, 2015 from 80 days at September 28, 2014. The increase was primarily due to increased revenues in international markets which have longer payment terms, as well as timing of collections related to the Company's direct import shipments.

Inventories decreased 10% to $447,090 at September 27, 2015 from $499,150 at September 28, 2014. The inventory balance at September 27, 2015 includes a decrease of approximately $69,800 resulting from a stronger U.S. dollar.  Furthermore, during the third quarter of 2015, the Company finalized the sale of its manufacturing operations in East Longmeadow, MA and Waterford, Ireland, resulting in lower inventory levels. Excluding these items, inventories increased approximately 7%, primarily due to a higher inventory balance in the International segment compared to 2014.

Prepaid expenses and other current assets increased 2% to $389,460 at September 27, 2015 from $380,833 at September 28, 2014. Absent negative foreign currency translation of approximately $24,600, prepaid expenses and other current assets increased approximately 9% compared to September 28, 2014. This increase primarily reflects amounts due from Cartamundi related to the sale of the Company's manufacturing operations as well as more favorable foreign exchange contracts due to a stronger U.S. dollar in 2015 compared to 2014, and higher income tax receivables. These higher balances were partially offset by lower royalty advances and non-income based taxes, primarily value added taxes.

Accounts payable and accrued liabilities were consistent quarter-over-quarter at $936,526 at September 27, 2015 and $936,005 at September 28, 2014. This reflects higher deferred income taxes resulting from those favorable foreign exchange contracts described above wholly offset by lower accrued severance and foreign exchange contracts.

Goodwill and other intangible assets, net decreased to $881,981 at September 27, 2015 from $931,613 at September 28, 2014. The decrease was due to amortization of intangible assets over the last twelve months.

Other assets decreased slightly to $700,493 at September 27, 2015 from $702,981 at September 28, 2014. Absent negative foreign currency translation of approximately $9,700, other assets increased approximately 1% from September 28, 2014. This increase primarily reflects amounts due from Cartamundi related to the sale of the Company's manufacturing operations, more favorable foreign exchange contracts, continued investment in television and movie production and higher deferred tax assets.  These increases were partially offset by capital distributions from the Company's television network joint venture in the first nine months of 2015 as well as lower long-term royalty advances.

Other liabilities decreased 2% to $385,845 at September 27, 2015 from $392,366 at September 28, 2014, reflecting lower accruals for uncertain income tax positions, reflecting the settlement of tax exams primarily related to Mexico. This decrease was partially offset by higher pension liabilities, primarily due to changes in actuarial assumptions, including a lower discount rate and updated mortality tables.

Net cash utilized by investing activities was $58,794 in the first nine months of 2015 compared to $9,846 in the first nine months of 2014. Additions to property, plant and equipment were $97,873 in 2015 compared to $78,255 in 2014. Increased capital expenditures reflect the Company's investment in tooling and information systems. 2015 net cash utilized by investing activities also includes cash proceeds of $18,632 related to the sale of the Company's manufacturing operations and $20,700 in capital and tax distributions from Discovery Family Channel. These proceeds were partially offset by a $3,000 capital contribution to a 50% joint venture with Guangdong Alpha Animation and Culture Co., Ltd.  2014 net cash utilized by investing activities included proceeds of $64,400 from the partial sale of equity interest in the television joint venture, Discovery Family Channel.

Net cash utilized by financing activities was $335,943 in the first nine months of 2015 compared to $242,861 in the first nine months of 2014. Cash payments related to purchases of the Company's common stock were $74,110 in the first nine months of 2015 compared to $338,184 in the first nine months of 2014. At September 27, 2015, the Company had $491,350 remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first nine months of 2015 totaled $168,393 compared to $162,789 in the first nine months of 2014. Repayments of short-term borrowings totaling $138,101 in the first nine months of 2015 compared to proceeds from short-term borrowings of $71,172 in the first nine months of 2014. The 2014 net cash utilized by financing activities also reflects net proceeds of $559,986 from the issuance of $600,000 in long-term notes in May 2014; these net proceeds include a payment of $33,306 for the termination of forward-starting interest rate swap contracts associated with this expected issuance of debt as well as $6,708 in debt issuance costs. The majority of the proceeds from this issuance were used to repay $425,000 of long-term notes due May 2014.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At September 27, 2015 the Company had approximately $106,000 in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700,000 committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 27, 2015. The Company had no borrowings outstanding under its committed revolving credit facility at September 27, 2015. However, the Company had letters of credit outstanding under this facility as of September 27, 2015 of approximately $900. Amounts available and unused under the committed line as of September 27, 2015 were approximately $593,100. The Company also has other uncommitted lines from various banks, of which approximately $27,700 was utilized at September 27, 2015. Of the amount utilized under the uncommitted lines, approximately $8,000 and $19,700 represent outstanding borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at September 27, 2015 of $1,559,895 due at varying times from 2017 through 2044. The Company also had letters of credit and other similar instruments of approximately $29,500 and purchase commitments of approximately $918,713 over the next five years outstanding at September 27, 2015.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2014, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2014, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $57,191 at September 27, 2015, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2015 through 2020 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At September 27, 2015, these contracts had net unrealized gains of $118,518, of which $72,095 are recorded in prepaid expenses and other current assets, $47,122 are recorded in other assets, $638 are recorded in accrued liabilities and $61 are recorded in other liabilities. Included in accumulated other comprehensive loss at September 27, 2015 are deferred gains, net of tax, of $111,798, related to these derivatives.

At September 27, 2015, the Company had fixed rate long-term debt of $1,559,895. Of this long-term debt, $600,000 represents the aggregate issuance of long-term debt in May 2014 which consisted of $300,000 of 3.15% Notes Due 2021 and $300,000 of 5.10% Notes Due 2044.  The Company had forward-starting interest rate swap agreements with a total notional value of $500,000 related to the May 2014 issuance which hedged the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at September 27, 2015 are deferred losses, net of tax, of $19,650 related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 27, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2015 6/29/15 – 7/26/15	10,177	$74.97	10,177	$516,577,305
August 2015 7/27/15 – 8/30/15	206,400	$77.35	206,400	$500,613,038
September 2015 8/31/15 – 9/27/15	121,500	$76.24	121,500	$491,349,997
Total	338,077	$76.88	338,077	$491,349,997

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
3.2	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.3	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

3.4	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-6682.)

3.5	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)

3.6	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 5, 2015, File No. 1-6682.)

3.7	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.8	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No 1-6682.)

4.1	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

4.2	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, File No. 1-6682.)

4.3	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

4.4	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

4.5	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

4.6	Fourth Supplemental Indenture, dated May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014, file No. 1-6682.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: November 4, 2015	By: /s/ Deborah Thomas
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

3.5	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 6, 2014, File No. 1-6682).
3.6	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 5, 2015, File No. 1-6682.)
3.7
Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.8
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