Form 10-K
period 2015-12-27
HASBRO INC
filed 2016-02-24
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2015

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒.

The aggregate market value on June 26, 2015 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $8,638,748,000. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 8, 2016 was 124,795,430.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our business and marketing strategies, anticipated financial performance or business prospects in future periods, including with respect to our planned cost savings initiative, expected technological and product developments, the expected content of and timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of planned entertainment releases including motion pictures, television and digital products; and marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below and in Item 1A of this Annual Report are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

PART I

Item 1.	Business.

General Development and Description of Business and Business Segments

Except as expressly indicated or unless the context otherwise requires, as used herein, “Hasbro”, the “Company”, “we”, or “us”, means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

Overview

We are a global branded-play company committed to Creating the World’s Best Play Experiences. We strive to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build our brands, product innovation and development of global business reach. We apply these principles to leverage our beloved owned and controlled brands, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as the licensed brands of our strategic partners. From toys and games to television programming, motion pictures, digital gaming and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company’s wholly-owned Hasbro Studios creates entertainment brand-driven storytelling across mediums, including television, film and more. These elements are executed globally within the construct of our strategic plan, the brand blueprint, at the center of which our brands reside. Using this blueprint, we innovate new brands and re-imagine, re-invent and re-ignite our owned and controlled brands through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of licensed products, ranging from traditional to high-tech and digital, all informed by storytelling and consumer insights.

Brand Architecture

Hasbro organizes owned, controlled and licensed intellectual properties within the brand architecture with a focus on the following: Franchise Brands, Challenger Brands, Mega Gaming Brands and Partner Brands. Implementation of the brand architecture has allowed us to leverage existing brand competencies outside the confines of our traditional product categories, creating significant growth opportunities in our brands.

Franchise Brands are Hasbro’s most significant owned or controlled properties which we believe have the ability to deliver significant revenues and growth over the long-term. Our seven Franchise Brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS. As reported, net revenues from Franchise Brands declined 2% in 2015 but grew 31% and 15% in 2014 and 2013, respectively. Absent the impact of foreign currency translation in 2015, net revenues from Franchise Brands grew 7% in 2015 compared to 2014. Furthermore, in 2015, 2014 and 2013, Franchise Brands were 52%, 55% and 44% of total net revenues, respectively.

Challenger Brands are those owned or controlled Hasbro brands which have not yet achieved Franchise Brand status, but which the Company believes have the potential to do so over time with investment and further development. Challenger Brands includes BABY ALIVE, FURBY, FURREAL FRIENDS, KRE-O, PLAYSKOOL and PLAYSKOOL HEROES.

Hasbro continues to revolutionize traditional game play through its strong portfolio of Mega Gaming Brands, digital integration and the introduction of new gaming brands and play experiences. Mega Gaming Brands specifically include CONNECT 4, ELEFUN & FRIENDS, JENGA, THE GAME OF LIFE, OPERATION, SCRABBLE, TRIVIAL PURSUIT and TWISTER; however, Hasbro’s games portfolio also includes many other well-known game brands. Games offerings include face to face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.

Partner Brands include those licensed brands for which Hasbro develops products. Significant Partner Brands include MARVEL, including SPIDER-MAN and THE AVENGERS, STAR WARS, DISNEY‘S DESCENDANTS, JURASSIC WORLD, and SESAME STREET. 2016 marks the first year of our license agreement with The Walt Disney Company (“Disney”) to market DISNEY PRINCESS and FROZEN small and fashion doll product lines. Partner brands MARVEL, STAR WARS, DISNEY’S DESCENDANTS, DISNEY PRINCESS and FROZEN are all owned by Disney.

In 2015, Hasbro sold product supported by three major motion picture releases by our partners. These major motion picture releases comprised THE AVENGERS: AGE OF ULTRON, JURASSIC WORLD and STAR WARS: THE FORCE AWAKENS. The financial impact of these major motion picture releases on our results is discussed in detail in the management’s discussion and analysis section of this report. In 2016, Hasbro expects to sell product lines supported by the following expected theatrical releases from Disney: CAPTAIN AMERICA: CIVIL WAR in May 2016, MOANA in November 2016, and ROGUE ONE: A STAR WARS STORY in December 2016. We also expect to sell products related to the expected Dreamworks Animation theatrical release of TROLLS in the fall of 2016. Aside from these major brand categories, we continue to seek growth opportunities by imagining, inventing and igniting new or archived brands and by offering engaging branded-play experiences.

Storytelling and Other Entertainment Initiatives

Our brand blueprint focuses on reinforcing storylines associated with our brands through several outlets, including television, motion pictures and digital media.

As part of our brand blueprint, we seek to build our brands through entertainment-based storytelling. Hasbro Studios LLC (“Hasbro Studios”) is our wholly-owned production studio, which is responsible for brand-driven storytelling across mediums, including the development and global distribution of television programming primarily based on our brands. This programming currently airs in markets throughout the world. Domestically, Hasbro Studios primarily distributes programming to Discovery Family Channel (the “Network”) which is a joint venture between Discovery Communications, Inc. (“Discovery”) and ourselves which operates a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Beginning in 2015, Hasbro Studios began distributing certain programming domestically to other outlets, including Cartoon Network. Internationally, Hasbro Studios distributes to various broadcasters and cable networks. Lastly, Hasbro Studios distributes programming globally on various digital platforms, including Netflix and iTunes.

During 2014, we formed Allspark Pictures, Hasbro’s film label, which is producing both animated and live action theatrical releases based on our brands. The Company’s storytelling initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages accessible anytime in many forms and formats. In October 2015, Allspark Pictures released JEM AND THE HOLOGRAMS. In October 2016, Allspark Pictures expects to release OUIJA 2.

In addition to film and television initiatives, Hasbro understands the importance of digital media and digitally integrating our products. Digital media encompasses digital gaming applications and the creation of digital environments for analog products through the use of complementary digital applications and websites which extend storylines and enhance play. We own a 70% majority stake in Backflip Studios, LLC (“Backflip”), a mobile game developer. While certain of our trademarks, characters and other property rights are licensed by third parties in connection with digital gaming, we anticipate leveraging and applying Backflip’s digital gaming expertise to Hasbro brands in 2016 and beyond.

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

Boys Franchise Brands in our boys’ category include the NERF action sports products and TRANSFORMERS action figures and accessories. The TRANSFORMERS brand, which has been supported by the four major, successful theatrical releases over the past decade in combination with animated television program developed by Hasbro Studios, TRANSFORMERS: ROBOTS IN DISGUISE, has become a hallmark example of how successful our brand blueprint can be when properly executed across all mediums. In addition to these Franchise Brands, the boys’ category also includes SUPER SOAKER water blasters and G.I. JOE action figures and accessories. Another significant portion of our boys’ category includes licensed product lines based on popular movie, television and comic book characters, such as MARVEL and STAR WARS. In 2015, overall results from the boys category benefited from significant product sales related to three major motion picture releases: AVENGERS: AGE OF ULTRON, STAR WARS: THE FORCE AWAKENS and JURASSIC WORLD. In addition to marketing and developing traditional action figures and accessories for these entertainment brands, the Company also develops and markets products designed for collectors, which has been a key component of the success of the TRANSFORMERS, STAR WARS and MARVEL brands.

Games Over the years, we have established a diverse portfolio of well-known games brands through innovation, invention and acquisition. Our Franchise Brands, MAGIC: THE GATHERING and MONOPOLY, headline our portfolio and are accompanied by our mega gaming brands, including CONNECT 4, ELEFUN & FRIENDS, GAME OF LIFE, JENGA, OPERATION, SCRABBLE, TRIVIAL PURSUIT and TWISTER. To successfully execute our gaming strategy, we consider brands which may capitalize on existing trends while evolving our approach to gaming using consumer insights and offering gaming experiences relevant to consumer demand for face-to-face, board, off-the-board, digital, card, electronic, trading card, role playing and other game play including the launch of new play patterns. In the fourth quarter of 2015, net revenues from the games category benefited from the introduction of PIE FACE.

Girls Our girls’ category not only includes traditional girls’ toys but also provides a variety of contemporary and engaging play experiences. Girls’ Franchise Brands include LITTLEST PET SHOP, MY LITTLE PONY, NERF REBELLE and PLAY-DOH DOH VINCI while Girls’ Challenger Brands include BABY ALIVE, FURBY and FURREAL FRIENDS. Franchise Brands LITTLEST PET SHOP and MY LITTLE PONY are each supported by animated television programming developed by Hasbro Studios. In addition to Hasbro Franchise and Challenger Brands, we also have licenses to develop certain product lines based on popular television and film brands, including DISNEY’S DESCENDANTS, DISNEY PRINCESS, FROZEN and TROLLS. Our DISNEY PRINCESS and FROZEN product lines were introduced at retail in January 2016. Lastly, Hasbro continues to grow and promote existing brands by leveraging their strengths across other toy categories. Our NERF REBELLE and PLAY-DOH DOH VINCI product lines reflect this strategy.

Preschool Our preschool category encompasses a range of products for infants and preschoolers in various stages of development. In the preschool category, we are focused on our Franchise Brands and story-led initiatives where we believe we can differentiate our offerings and deliver higher profitability. Franchise Brand offerings in the preschool category include MY LITTLE PONY, TRANSFORMERS and PLAY-DOH, including modeling compound and playsets. Our offerings also include preschool product lines based on those aforementioned licensed entertainment properties, including JURASSIC WORLD, MARVEL and STAR WARS. In recent years, we have introduced preschool product lines which complement our girls and boys product lines. Generally, these product lines fall within our PLAYSKOOL HEREOS and PLAYSKOOL FRIENDS brands and include MY LITTLE PONY, JURASSIC WORLD, TRANSFORMERS RESCUE BOTS, MARVEL SUPER HERO ADVENTURES and STAR WARS GALACTIC HEROES. In addition to PLAYSKOOL HEROES and PLAYSKOOL FRIENDS, our PLAYSKOOL brand also includes well-known core products such as MR. POTATO HEAD, SIT ‘N SPIN and GLOWORM, along with a line of infant toys including STEP START WALK’ N RIDE and ELEFUN BUSY BALL POPPER.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products described above. Our toy and game products are primarily developed by cross-functional teams, including members of our global development and marketing groups, to establish a cohesive brand direction and assist the segments in establishing certain local marketing programs. The costs of these groups are allocated to the principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment conducts our movie, television and digital gaming entertainment operations, including the operations of Hasbro Studios and Backflip as well as engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for non-competing products. Our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments. Financial information with respect to our segments and geographic areas is included in note 19 to our consolidated financial statements, which are included in Item 8 of this Form 10-K. The following is a discussion of each segment.

U.S. and Canada This segment engages in the marketing and sale of our products in the United States and Canada. The U.S. and Canada segment promotes our brands through innovation and reinvention of toys and games. This is accomplished through introducing new products and initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. This strategy leverages efforts to increase consumer awareness of the Company’s brands through entertainment experiences, including motion pictures and television programming.

International The International segment engages in the marketing and sale of our product categories to retailers and wholesalers in most countries in Europe, Latin and South America, and the Asia Pacific region and through distributors in those countries where we have no direct presence. We have offices in more than 35 countries contributing to sales in more than 120 countries.

In addition to growing brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to opportunistically expand into emerging markets in Eastern Europe, Asia and Latin and South America. Emerging markets are an area of high priority for us as we believe they offer greater opportunities for revenue growth than developed markets. Key emerging markets include Russia, Brazil and the People’s Republic of China (“China”) and, during 2015, we opened offices in South Africa and Thailand. Net revenues from emerging markets represented 14% of our total consolidated net revenues in 2015. In 2015, net revenues from emerging markets decreased 9%, primarily due to a challenging foreign currency environment whereas 2014 and 2013 net revenues in emerging markets grew 20% and 25%, respectively. The strengthening of the U.S. dollar had a significant impact on the International segment during 2015. The U.S. dollar strengthened against nearly all of our major selling currencies, including the Brazilian Real, Euro, Mexican Peso and Russian Ruble. The negative impact from foreign currency translation on International segment net revenues for 2015 and 2014 was $379.4 million and $87.7 million, respectively. Furthermore, absent the negative impact of foreign currency, net revenues from emerging markets grew approximately 15%. Financial information with respect to foreign currency risk management is included in note 16 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

Entertainment and Licensing Our Entertainment and Licensing segment includes our consumer products licensing, digital gaming, television and movie entertainment operations.

Our consumer products licensing category seeks to promote our brands through the out-licensing of our intellectual properties to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings, such as apparel, publishing, home goods and electronics, or in certain situations, to utilize them for toy products where we consider the out-licensing of brands to be more effective.

Our digital gaming business seeks to promote our brands largely through the out-licensing of our intellectual properties to a number of partners who develop and offer digital games for play on mobile devices, personal computers, and video game consoles based on those brands. We have a 70% majority ownership in Backflip, a mobile game developer, as we seek to complement the aforementioned out-licensing with the development of internal digital gaming resources. Backflip’s product offerings include games for tablets and mobile devices, including the DRAGONVALE game. Backflip intends to continue focusing on its existing game titles, particularly DRAGONVALE, and to launch new games, including game offerings based on Hasbro brands. To further extend its brands into digital media and gaming, the Company also out-licenses its properties to a number of partners who develop and offer digital games and other gaming experiences based on those brands. The Company has digital gaming relationships with Electronic Arts Inc., Activision, Ubisoft and others. Lastly, we also license our brands to third parties engaged in other forms of gaming, including Scientific Games Corporation.

Major motion pictures and television programming based on our owned and controlled brands provide both immersive storytelling and the ability for our consumers to experience these properties in a different format, which we believe can result in increased product sales, royalty revenues, and overall brand awareness. To a lesser extent, we can also earn revenue from our participation in the financial results of motion pictures and related home entertainment releases and through the distribution of television programming. Revenue from toy and game product sales is a component of the U.S. and Canada and International segments, while royalty revenues, including revenues earned from movies and television programming, is included in the Entertainment and Licensing segment.

Global Operations Our Global Operations segment sources production of our toy and game products. Through August 2015, the Company owned and operated manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland which predominantly produced game products. These facilities were sold to Cartamundi NV (“Cartamundi”) on August 31, 2015. Cartamundi will continue to manufacture game products for us under a manufacturing agreement. Sourcing for our other production is done through unrelated third party manufacturers in various Far East countries, principally China, using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. See “Manufacturing and Importing” below for more details concerning overseas manufacturing and sourcing.

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

Working Capital Requirements

Our working capital needs are financed through cash generated from operations, primarily through the sale of toys and games and secondarily through our consumer products licensing operations, and, when necessary, proceeds from short-term borrowings.

Our customer order patterns may vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As such, a disproportionate volume of our net revenues are earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas. As a result, comparisons of unshipped orders on any date with those at the same date in the prior year are not necessarily indicative of our sales for that year. Moreover, quick response, or just-in-time, inventory management practices result in a significant proportion of orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. We expect that retailers will continue to follow this strategy. As such, our business generally earns more revenue in the second half of the year compared to the first half. In 2015, the second half of the year accounted for approximately 66% of full year revenues with the third and fourth quarters each accounting for 33% of full year net revenues. The types of programs that we plan to employ to promote sales in 2016 are substantially the same as those we employed in 2015 and in prior years.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2015, we utilized cash from our operations, borrowings under our commercial paper program and uncommitted lines of credit to meet our cash flow requirements.

Product Development and Royalties

Our success is dependent on continuous innovation in our branded-play and entertainment offerings and requires continued development of new brands and products alongside the redesign of existing products to drive consumer interest and market acceptance. Our toy and game products are developed by a global development function, the costs of which are allocated to the selling entities which comprise our principal operating segments. In 2015, 2014 and 2013, we incurred expenses of $242.9 million, $222.6 million and $207.6 million, respectively, on activities related to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

In 2015, 2014 and 2013, we incurred $379.2 million, $305.3 million and $338.9 million, respectively, of royalty expense. In 2013, royalty expense included $63.8 million related to the settlement of an arbitration award for a dispute between the Company and an inventor, as well as costs related to the amendment of the Company’s license agreement with Zynga. Our royalty expense in any given year may also vary depending upon the timing of movie releases and other entertainment media.

Marketing and Sales

While our global development function focuses on brand and product innovation and re-invention, our global marketing function establishes brand direction and messaging and assists the selling entities in establishing local marketing programs. The global marketing group works cross-functionally with the global development function to deliver unified, brand-specific points of view. The costs of this group are allocated to the selling entities which comprise our principal operating segments. In addition to the global marketing function, our local selling entities employ sales and marketing functions responsible for local market activities and execution.

Our products are sold globally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, drug stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products with remaining sales generated by independent distributors who, for the most part, sell our products in areas of the world where we do not otherwise maintain a direct presence. Notwithstanding our thousands of customers, the majority of our sales are to large chain stores, distributors and wholesalers. Customer concentration provides us with certain benefits, such as potentially more efficient product distribution practices and other reductions in costs of sales and distribution; however, customer concentration can also create additional risks for our business. These risks can create potential detriments to our business resulting from the financial difficulties of our major customers which could lead to reductions in sales or unfavorable changes in our business relationships with one, or more, of our major customers. Customer concentration may also decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2015, net revenues from our top five customers accounted for approximately 39% of our consolidated global net revenues, including our three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation who represented 16%, 9% and 9%, respectively, of consolidated global net revenues. In the U.S. and Canada segment, approximately 59% of our net revenues were derived from these top three customers.

We advertise many of our toy and game products extensively on television and through digital marketing and advertising of our brands. Products are strategically cross-promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products. In addition to those advertising initiatives, Hasbro Studios produces entertainment based primarily on our brands which appears on Discovery Family Channel and other major networks globally as well as on various other digital platforms, such as Netflix and iTunes. We also introduce many of our new products to major customers within one to two years leading up to their year of retail introduction. We generally showcase certain new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows, including in Hong Kong and Nuremburg, Germany. In 2015, 2014 and 2013, we incurred $409.4 million, $420.3 million and $398.1 million, respectively, in expense related to advertising and promotional programs.

Manufacturing and Importing

During 2015 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in two previously owned facilities located in East Longmeadow, Massachusetts and

Waterford, Ireland. These facilities were owned by the Company through August 2015, at which point they were sold to Cartamundi, who will continue to manufacture game products for us under a manufacturing agreement.

We believe that the manufacturing capacity of our third party manufacturers, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2016 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured and production shifted to those new sources. The imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China, or other factors which increase the cost of manufacturing in China, such as higher Chinese labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured in China and imported into other markets.

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

The manufacturing processes of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. The countries of the Far East, particularly China, constitute the largest manufacturing center of toys in the world and the substantial majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us.

Competition

We are a worldwide leader in the design, manufacture and marketing of toys and games and other family entertainment offerings, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with other companies that offer branded entertainment specific to children and their families. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products. To a lesser extent, competition is also based on product pricing. In entertainment, Hasbro Studios and Discovery Family Channel compete with other children’s and family television networks and entertainment producers, such as Nickelodeon, Cartoon Network and Disney Channel, for viewers, advertising revenue and distribution.

In addition to contending with competition from other toy and game and branded-play entertainment companies, we contend with the phenomenon that children are increasingly sophisticated and have been moving away from traditional toys and games at a younger age. Thereby, the variety of product and entertainment offerings available for children has expanded and product life cycles have shortened as children move on to more sophisticated offerings at younger ages. This has been referred to as “children getting older younger” but may also be referred to as developmental compression. As a result, our products not only compete with those offerings produced by other toy and game manufacturers and companies offering branded family entertainment, we also compete, particularly in meeting the demands of older children, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other consumer electronic products.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry as well as the emergence of new technologies continually creates new opportunities for existing competitors and start-ups to develop products that compete with our entertainment and toy and game offerings.

Employees

At December 27, 2015, we employed approximately 5,000 persons worldwide, approximately 2,500 of whom were located in the United States.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	52	Chairman of the Board, President and Chief Executive Officer	Since 2015
Deborah M. Thomas(2)	52	Executive Vice President and Chief Financial Officer	Since 2013
Duncan J. Billing(3)	57	Executive Vice President, Chief Global Operations and Business Development Officer	Since 2014
Barbara Finigan(4)	54	Executive Vice President, Chief Legal Officer and Secretary	Since 2014
John A. Frascotti(5)	55	President, Hasbro Brands	Since 2014
Wiebe Tinga(6)	55	Executive Vice President and Chief Commercial Officer	Since 2013
Martin R. Trueb	63	Senior Vice President and Treasurer	Since 1997

(1) Prior thereto, President and Chief Executive Officer from 2008 to 2015.
(2) Prior thereto, Senior Vice President and Chief Financial Officer from 2009 to 2013.
(3) Prior thereto, Executive Vice President and Chief Development Officer from 2013 to 2014; prior thereto, Senior Vice President and Global Chief Development Officer from 2008 to 2013.
(4) Prior thereto, Senior Vice President, Chief Legal Officer and Secretary from 2010 to 2014.
(5) Prior thereto, Executive Vice President and Chief Marketing Officer from 2013 to 2014; prior thereto, Senior Vice President and Global Chief Marketing Officer from 2008 to 2013.
(6) Prior thereto, President, North America from 2012 to 2013; prior thereto, President, Latin America, Asia Pacific and Emerging Markets from 2006 to 2012.

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

Forward-Looking Information and Risk Factors That May Affect Future Results

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our business and marketing strategies, anticipated financial performance or business prospects in future periods, including with respect to our planned cost savings initiative, expected technological and product developments, the expected content of and timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of planned entertainment releases including motion pictures, television and digital products; and marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

We are focusing our global efforts around our brand architecture, which includes a heightened emphasis and reliance on our franchise and key partner brands, and development of those brands across the brand blueprint.

We have made a strategic decision to focus on fewer, larger global brands as we build our business. We are moving away from SKU making behaviors, which involve building a large number of products across many brands, towards global brand building with an emphasis on developing our franchise and key partner brands, which we view as having the largest global potential. As we concentrate our efforts on a more select group of brands, our future success depends to a greater extent on our ability to successfully develop those brands across our brand blueprint and to maintain and extend the reach and relevance of those brands to global consumers in a wide array of markets. This strategy has required us to build and develop competencies in new areas, including storytelling, digital content and consumer products. Developing and growing these competencies has required significant effort, time and money. Our future success is dependent on our ability to continue building our brands across the blueprint.

In 2015 revenues from our seven franchise brands, LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, NERF, MY LITTLE PONY, PLAY-DOH and TRANSFORMERS, totaled 52% of our aggregate net revenues. Our key partner brands, including DISNEY, MARVEL and LUCASFILM, also constitute a significant portion of our overall business. In 2015, net revenues from our partner brands constituted 28% of our aggregate net revenues. Together our franchise and partner brands are critical to our business. If we are unable to successfully execute this strategy and to maintain and develop our franchise and key partner brands in the future, such that our product offerings based on these brands are not sought after by consumers to the extent required to maintain and grow those brands, our revenues and profits will decline and our business performance will be harmed. In addition to continuing to grow and develop our existing franchise brands, successfully executing our brand strategy may also require us to be able to successfully develop other brands, such as current challenger brands, to franchise brand status. There is no guarantee that we will be able to do this.

Consumer interests change rapidly, making it difficult to design and develop products which will be popular with children and families.

The interests of children and families evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate the types of entertainment content, products and play patterns which will capture children’s and families’ interests and imagination and quickly develop and introduce innovative products which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever increasing utilization of technology and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of entertainment and consumer properties and products which compete for children’s and families’ interest and acceptance, create an environment in which some products can fail to achieve consumer acceptance, and other products can be popular during a certain period of time but then be rapidly replaced. As a result, individual children’s and family entertainment products and properties often have short consumer life cycles. If we devote time and resources to developing entertainment and products that consumers do not find interesting enough to buy in significant quantities to be profitable to us, our revenues and profits may decline and our business performance may be damaged. Similarly, if our product offerings and entertainment fail to correctly anticipate consumer interests our revenues and earnings will be reduced.

Additionally, our business is increasingly global and depends on interest in and acceptance of our children’s and family entertainment products and properties by consumers in diverse markets around the world with different tastes and preferences. As such, our success depends on our ability to successfully predict and adapt to changing consumer tastes and preferences in multiple markets and geographies and to design product and entertainment offerings that can achieve popularity globally over a broad and diverse consumer audience.

The challenge of continuously developing and offering products that are sought after by children is compounded by the sophistication of today’s children and the increasing array of technology and entertainment offerings available to them.

Children are increasingly utilizing electronic offerings such as tablet devices and mobile phones and they are expanding their interests to a wider array of innovative, technology-driven entertainment products and digital and social media offerings at younger and younger ages. Our products compete with the offerings of consumer electronics companies, digital media and social media companies. To meet this challenge we, and our competitors, are designing and marketing products which incorporate increasing technology, seek to integrate digital and analog play, and aim to capitalize on new play patterns and increased consumption of digital and social media.

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

For 2016 we are developing and marketing significant product lines tied to the scheduled motion picture releases by key partners of CAPTAIN AMERICA: CIVIL WAR, MOANA, ROGUE ONE: A STAR WARS STORY and TROLLS. Those motion pictures are all being developed and released by our partners and our partners control the content and schedule for such motion pictures. Other key partner product lines we are offering, such as YOKAI-WATCH, depend on television support by our partners for their successes. Similarly, we are developing and marketing products for entertainment we play a more active role in developing or develop ourselves. If those motion pictures, television shows, or any other key entertainment content for which we develop and market products are not as successful as we and our partners anticipate, our revenues and earnings will be reduced.

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

Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the United States, competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees. There is no guarantee that Discovery Family Channel will be successful. Similarly, Hasbro Studios’ programming distributed internationally and Backflip Studios’ digital products compete with content from many other parties. Lack of consumer interest in and acceptance of content developed by Hasbro Studios and Backflip Studios, or other content appearing on Discovery Family Channel, and products related to that content, could significantly harm our business. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with our investment in Discovery Family Channel, such as difficulties in increasing subscribers to the network or in building advertising revenues for Discovery Family Channel. During 2015 we spent $42.5 million for television programming and film projects being developed by Hasbro Studios and we anticipate that we will continue spending at comparable levels in 2016 and future years.

At December 27, 2015, $242.9 million, or 5.1%, of our total assets, represented our investment in Discovery Family Channel. If Discovery Family Channel does not achieve success, or if there are subsequent declines in the success or profitability of the channel, then our investment may become impaired, which could result in a write-down through net earnings.

The children’s and family entertainment industry and consumer products industry are highly competitive and the barriers to entry are low. If we are unable to compete effectively with existing or new competitors or with our retailers’ private label toy products our revenues, market share and profitability could decline.

The children’s and family entertainment industry and the consumer products industry are, and will continue to be, highly competitive. We compete in the United States and internationally with a wide array of large and small manufacturers, marketers, and sellers of analog toys and games, digital gaming products, digital media, products which combine analog and digital play, and other entertainment and consumer products, as well as with retailers who offer such products under their own private labels. In addition, we compete with other companies who are focused on building their brands across multiple product and consumer categories. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer acceptance and purchase.

In addition to existing competitors, the barriers to entry for new participants in the children’s and family entertainment industry and in the consumer products industry are low, and the increasing importance of digital media, and the heightened connection between digital media and consumer interest, has further increased the ability for new participants to enter our markets, and has broadened the array of companies we compete with. New participants with a popular product idea or entertainment property can gain access to consumers and become a significant source of competition for our products in a very short period of time. These existing and new competitors may be able to respond more rapidly than us to changes in consumer preferences. Our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products, lower our revenues and lower our profitability.

In recent years, retailers have also developed their own private-label products that directly compete with the products of traditional manufacturers and brand owners. Some retail chains that are our customers sell private-label children’s and family entertainment products designed, manufactured and branded by the retailers themselves. These products may be sold at prices lower than our prices for comparable products, which may result in lower purchases of our products by these retailers and may reduce our market share.

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

Our global operations mean we produce and buy products, and sell products, in many different jurisdictions with many different currencies. As a result, if the exchange rate between the United States dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. As an example, if the dollar appreciates 10% relative to a local currency for an international market in which we had $200 million of net revenues, the dollar value of those sales, as they are translated into U.S. dollars, would decrease by $20 million in our consolidated financial results. As such, we would recognize a $20 million decrease in our net revenues, even if the actual level of sales in the foreign market had not changed. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. Late in 2014 and throughout 2015, certain key currencies, such as the Euro, Russian Ruble, and Brazilian Real depreciated significantly compared to the U.S. dollar. This depreciation had a significant negative impact on our 2014 and 2015 revenues and earnings. Similar depreciation in key currencies during 2016 may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.

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

Challenging market conditions in certain developed economies, such as in Australia and certain Western European countries, make it more difficult for us to succeed.

Our future success in developed economies is impacted by market conditions. For example, a European sovereign debt crisis or other significant negative shock to European markets could lead to a recession in Europe, which may negatively impact consumers and in turn, sales of our products in the European markets. Similar negative events impacting the market in the United States and other developed economies may harm our business.

Many categories within the toy, game and family entertainment industries in certain developed economies, such as Australia and certain Western European countries, have not grown, or in some cases have even declined, in certain recent years. In addition, many current economic predictions suggest developed economies may grow only modestly, if at all, in the next several years. We have substantial business in developed economies, and these markets represent a majority of our current product sales. It is more difficult for us to grow, or even maintain, our business when the overall market in certain of the major countries we serve is not growing or is declining. To succeed in a market that is stable or declining, we must maintain or gain market share from our competitors, which is more difficult than growing in an expanding market. As long as economic conditions in the developed economies remain difficult, this will be an additional challenge for the Company.

An increasing portion of our business is expected to come from emerging markets, and growing business in emerging markets presents additional challenges.

We expect an increasing portion of our net revenues to come from emerging markets in the future, including Eastern Europe, Latin America and Asia. In 2015 revenues in emerging markets constituted approximately 14% of our net revenues, up from only 6% of our net revenues in 2010. Over time, we expect our emerging market net revenues to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved international markets. Operating in an increasing number of markets, each with its own unique consumer preferences and business climates, presents additional challenges that we must meet. In addition to the need to successfully anticipate and serve different global consumer preferences and interests, sales and operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to other risks associated with international operations, including:

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

We currently have in-licenses to several successful entertainment properties, including MARVEL and STAR WARS, each owned by Disney. These licenses typically have multi-year terms and provide us with the right to market and sell designated classes of products. In recent years our sales of products under the MARVEL and STAR WARS licenses have been highly significant to our business. If we fail to meet our contractual commitments and/or any of these licenses were to terminate and not be renewed, or the popularity of any of these licensed properties was to significantly decline, our business would be damaged and we would need to successfully develop and market other products to replace the products previously offered under license. Beginning in 2016, our product offerings under licenses with Disney will expand to include product offerings based on the DISNEY PRINCESS and FROZEN brands.

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

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 27, 2015, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, accounted for approximately 16%, 9% and 9%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 39% of our consolidated net revenues. In the U.S. and Canada segment, approximately 59% of the net revenues of the segment were derived from our top three customers. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. Customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products, and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and profitability.

Part of our strategy to remain relevant to children and families is to offer innovative products incorporating progressive technology, integrating digital and analog play. These products can be more difficult and expensive to design and manufacture which may reduce margins on some or a portion of these products compared to more traditional toys and games and such products may have short life spans.

As childhood evolves and children become more interested in sophisticated product offerings, such as video games, consumer electronics and social and digital media, at younger and younger ages, we have sought to keep our products relevant and interesting for these consumers. To continue capturing the interest of sophisticated youth, we must offer innovative children’s electronic toy and game products. This is another key to our strategy; complementing analog play with digital integration and investing in technology development. These electronic and digital products, if successful, can be an effective way for us to connect with consumers and increase our sales. However, children’s electronic and digital products, in addition to the risks associated with our other family entertainment products, also face certain additional risks.

Costs associated with designing, developing and producing technologically advanced or sophisticated products tend to be higher than for many of our other more traditional products, such as board games and action figures. In order to recoup these higher costs, sufficient sales quantities at sufficient prices which reflect those higher costs are necessary but may be constrained by heavy competition in consumer electronics and entertainment products, and can be further constrained by difficult economic conditions meaning we can face increased risk of not achieving sales sufficient to recover our costs. Additionally, designing, developing and producing technologically advanced or sophisticated products requires different competencies and follows different timelines than traditional toys and games. Delays in the design, development or production of these products incorporated into or associated with traditional toys and games could have a significant impact on our ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter than traditional toys and games.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 27, 2015, our net revenues from the International segment comprised approximately 44% of our total consolidated net revenues. We expect net revenues from our International segment to continue accounting for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as we discuss below, we utilize third-party manufacturers located in the Far East to produce our products. These sales and manufacturing operations, including operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to the risks associated with international operations, including:

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

Because of the importance of our international sales, sourcing and manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our increasing global business.

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

Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary branded-play entertainment products we offer. As we discussed above, weakened economic conditions, lowered employment levels or recessions in any of our major markets may significantly reduce consumer purchases of our products. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

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

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by third parties and licensed to us. The success of entertainment properties for which we have a license, such as MARVEL, STAR WARS, SESAME STREET, DISNEY PRINCESS, FROZEN , TROLLS or YOKAI-WATCH related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 27, 2015, we had $124.4 million of prepaid royalties, $47.5 million of which are included in prepaid expenses and other current assets and $76.8 million of which are included in other assets. Under the terms of existing contracts as of December 27, 2015, we may be required to pay additional future minimum guaranteed royalties and other licensing fees totaling approximately $426.4 million. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties we have no guaranty that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.

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

Our use of third-party manufacturers to produce our products, as well as certain other products, presents risks to our business.

With the sale of our remaining manufacturing facilities in 2015, all of our products are now manufactured by third-party manufacturers, the majority of which are located in China. Should changes be necessary, our external sources of manufacturing can be shifted, over a significant period of time, to alternative sources of supply. If we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, civil, labor or other factors beyond our control, including natural disasters or pandemics, our operations may be substantially disrupted, potentially for a significant period of time. This delay could significantly reduce our revenues and profitability and harm our business while alternative sources of supply are secured.

Given that our toy manufacturing is conducted by third-party manufacturers, the majority of whom are located in China, health conditions and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, as well as increases in the costs of labor and other costs of doing business in China, could have a significant negative impact on our operations, revenues and earnings.

Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortages and increases in labor costs in China as well as difficulties in moving products manufactured in China out of Asia and through the ports in North America and Europe, whether due to port congestion, labor disputes, slow downs, product regulations and/or inspections or other factors. Prolonged disputes or slowdowns at the west coast port can negatively impact both the time and cost of transporting goods into the United States. Natural disasters or health pandemics impacting China can also have a significant negative impact on our business. Further, the imposition of trade sanctions or other regulations by the United States or the European Union against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China could result in delays to us in obtaining product and may harm sales.

We require our third-party manufacturers to comply with our Global Business Ethics Principles, which are designed to prevent products manufactured for us from being produced under inhumane or exploitive conditions. Our Global Business Ethics Principles address a number of issues, including working hours and compensation, health and safety, and abuse and discrimination. In addition, we require that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, including consumer and product safety laws in the markets where those products are sold. Hasbro has the right and exercises such right, both directly and through the use of outside monitors, to monitor compliance by our third-party manufacturers with our Global Business Ethics Principles and other manufacturing requirements. In addition, we do quality assurance testing on our products, including products manufactured for us by third parties. Notwithstanding these requirements and our monitoring and testing of compliance with them, there is always a risk that one or more of our third-party manufacturers will not comply with our requirements and that we will not immediately discover such non-compliance. Any failure of our third-party manufacturers to comply with labor, consumer, product safety or other applicable requirements in manufacturing products for us could result in damage to our reputation, harm sales of our products and potentially create liability for us.

If we are unable to successfully adapt to the evolution of gaming, our revenues and profitability may decline.

Recognizing the critical need for increased innovation and a change in the way we go to market with gaming products in order to remain successful in the gaming business in the future, we began implementing a strategy in 2011 to reinvent our gaming business. The objective of this plan was to stabilize our gaming business in 2012, and to position it to grow over the long-term. Our strategy to drive our gaming business in the future involves substantial changes in how we market our gaming products to consumers and how we position them at retail, a focus on understanding consumer insights and in delivering industry leading innovation in gaming, a change in our allocation of focus across gaming brands, greater penetration of our brands into digital gaming and the successful combination of analog and digital gaming. Our strategy also involves making changes in how we design and develop our gaming products. We recognize the need to provide immersive game play that is easy for consumers to learn and play in shorter periods of time, as well as offer innovative face to face, off the board and digital gaming opportunities. People are gaming in greater numbers than ever before, but the nature of gaming has and continues to evolve quickly. To be successful our gaming offerings must evolve to anticipate and meet these changes in consumer gaming. Our failure to successfully implement our strategy and to keep up with the evolution of gaming could substantially harm our business, resulting in lost revenues and lost profits.

Our success is critically dependent on the efforts and dedication of our officers and other employees.

Our officers and employees are at the heart of all of our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees around the world. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed. Additionally, we have experienced significant changes in our workforce from our restructuring efforts and the recruitment and hiring of new skill sets required for our changing global business. We have added hundreds of employees in our global markets, in licensing and in entertainment and storytelling capabilities, while reducing our overall workforce over the last several years. These changes in employee composition, both in terms of global distribution and in skill sets, has required changes in our business. Our loss of key management or other employees, or our inability to hire talented people with the skill sets we need for our changing business, could significantly harm our business.

To remain competitive we must continuously work to increase efficiency and reduce costs, but there is no guarantee we will be successful in this regard.

Our business is extremely competitive, the pace of change in our industry is getting faster and our competitors are always working to be more efficient and profitable. To compete we must continuously improve our processes, increase efficiency and work to reduce our expenses. We intend to achieve this partly by focusing on fewer, more global brand initiatives and through process improvements, including in global product development. However, these actions are no guarantee we will achieve our cost savings goal and we may realize fewer benefits than are expected from this initiative.

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

Much of our intellectual property has been internally developed and has no carrying value on our consolidated balance sheets. However, as of December 27, 2015, we had $280.8 million of acquired product and licensing rights included in other assets on our consolidated balance sheets. Declines in the profitability of the acquired brands or licensed products or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

We rely on external financing, including our credit facility, to help fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our commercial paper program, revolving credit facility and our other credit facilities for working capital. We currently have a commercial paper program which, subject to market conditions, and availability under our committed revolving credit facility, allows us to issue up to $700.0 million in aggregate amount of commercial paper outstanding from time to time as a source of working capital funding and liquidity. There is no guarantee that we will be able to issue commercial paper on favorable terms, or at all, at any given point in time.

We also have a revolving credit agreement that expires in 2020, which provides for a $700.0 million committed revolving credit facility and a further source of working capital funding and liquidity. This facility also supports borrowings under our commercial paper program. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations.

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

As of December 27, 2015, we had $1,559.9 million of total principal amount of long-term debt outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

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

Acquisitions and investments have been a component of our historical growth and have enabled us to further broaden and diversify our product offerings. In reviewing potential acquisitions or investments, we target companies that we believe offer attractive family entertainment products or offerings, the ability for us to leverage our family entertainment offerings, and opportunities to drive our strategic brand blueprint or other synergies. In the case of our joint venture with Discovery, we looked to partner with a company that has shown the ability to establish and operate compelling entertainment channels. Additionally, through our acquisition of a 70% interest in Backflip Studios, we looked to strengthen our mobile gaming expertise. However, we cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products or to grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products or services in the future. There is no guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

Failure to successfully operate our information systems and implement new technology effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems and software applications to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other security breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.

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

As a large multinational corporation, we are subject, from time to time, to regulatory investigations, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us as well as claims by third parties that our products infringe upon or misuse such third parties’ property or rights. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in a significant number of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition and results of operations.

Changes in, or differing interpretations of, income tax laws and rules, and changes in our geographic operating results, may impact our effective tax rate.

We are subject to income taxes in the United States and in various international tax jurisdictions. We also conduct business activities between our operating units in various jurisdictions and we are subject to transfer pricing rules in the countries in which we operate. There is some degree of uncertainty and subjectivity in complying with transfer pricing rules. Our effective tax rate could be impacted by changes in, or the interpretation of, tax laws or by changes in the amount of revenue and earnings we derive, or are determined to derive by tax authorities, from jurisdictions with differing tax rates. Unanticipated changes in our tax rate could impact our results of operations. In addition, we may be subject to tax examinations by federal, state, and international jurisdictions, and these examinations can result in significant tax findings if the tax authorities interpret the application of laws and rules differently than we do or disagree with the intercompany rates we are applying. We assess the likelihood of outcomes resulting from tax uncertainties. At December 27, 2015 we have a liability for uncertain tax benefits of $68.3 million. While we believe our estimates are reasonable, the ultimate outcome of these uncertain tax benefits, or results of possible current or future tax examinations, may differ from our estimates and may have a significant adverse impact on our business and operating results.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be periodically evaluated for impairment. At December 27, 2015, $592.7 million, or 12.5%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. Included in goodwill is $119.1 million related to Backflip. Should Backflip not achieve its profitability and growth targets, including anticipated game releases in 2016, the carrying value may become impaired.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Global Operations and Entertainment and Licensing segments. The Company also owns an adjacent building consisting of approximately 23,000 square feet and leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet, both of which are used by corporate functions. The Company leases a facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the U.S. and Canada segment, as well as the Entertainment and Licensing and Global Operations segments. In addition to the above facilities, the Company also leases office space consisting of approximately 111,300 square feet in Renton, Washington as well as warehouse space aggregating approximately 2,238,000 square feet in Georgia, California, Texas and Quebec that are also used by the U.S. and Canada segment. The Company leases approximately 51,000 square feet in Burbank, California and 24,000 square feet in Boulder, Colorado that are used by the Entertainment and Licensing segment. The Global Operations segment also leases an aggregate of 98,000 square feet of office and warehouse space in Hong Kong as well as 82,000 square feet of office space leased in the People’s Republic of China.

Outside of its United States and Canada facilities, the Company leases or owns property in over 30 countries. The primary locations for facilities in the International segment are in Australia , Brazil, France, Germany, Hong Kong, Mexico, Russia, Spain, the People’s Republic of China, and the United Kingdom, all of which are comprised of both office and warehouse space. In addition, the Company also leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.

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

The Company is currently party to certain legal proceedings, none of which we believe to be material to our business or financial condition.

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

	Sales Prices		Cash Dividends Declared
Period	High	Low
2015
1st Quarter	$63.47	51.42	$0.46
2nd Quarter	78.91	61.13	0.46
3rd Quarter	84.42	60.38	0.46
4th Quarter	79.93	64.91	0.46
2014
1st Quarter	$55.67	47.48	$0.43
2nd Quarter	56.91	51.08	0.43
3rd Quarter	55.78	48.01	0.43
4th Quarter	59.42	52.74	0.43

The approximate number of holders of record of the Company’s Common Stock as of February 18, 2016 was 8,500.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2015 9/28/15 — 10/25/15	138,000	$73.66	138,000	$481,184,868
November 2015 10/26/15 — 11/29/15	24,500	$77.65	24,500	$479,282,560
December 2015 11/30/15 — 12/27/15	—	$—	—	$479,282,560
Total	162,500	$74.26	162,500	$479,282,560

In February 2015, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 6.	Selected Financial Data.

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Net revenues	$4,447,509	4,277,207	4,082,157	4,088,983	4,285,589
Operating Profit	$691,933	635,375	467,093	551,785	593,981
Net earnings	$446,872	413,310	283,928	335,999	385,367
Net loss attributable to noncontrolling interests	$(4,966)	(2,620)	(2,270)	—	—
Net earnings attributable to Hasbro, Inc.	$451,838	415,930	286,198	335,999	385,367
Per Common Share Data:
Net Earnings Attributable to Hasbro, Inc.
Basic	$3.61	3.24	2.20	2.58	2.88
Diluted	$3.57	3.20	2.17	2.55	2.82
Cash dividends declared	$1.84	1.72	1.60	1.44	1.20
Consolidated Balance Sheets Data:
Total assets	$4,720,717	4,518,100	4,393,221	4,315,134	4,119,056
Total long-term debt(1)	$1,559,895	1,559,895	1,388,285	1,396,421	1,400,872
Ratio of Earnings to Fixed Charges(2)	6.52	6.05	3.94	5.31	5.71
Weighted Average Number of Common Shares:
Basic	125,006	128,411	130,186	130,067	133,823
Diluted	126,688	129,886	131,788	131,926	136,697

(1)	Represents principal balance of long-term debt and related fair value adjustments. Excludes related deferred debt expenses.
(2)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before income taxes, less the Company’s share of earnings (losses) from equity investees plus fixed charges.

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

Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

EXECUTIVE SUMMARY

Hasbro, Inc. (“Hasbro” or the “Company”) is a global company dedicated to Creating the World’s Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as the licensed brands of its strategic partners. From toys and games, to television programming, motion pictures, digital gaming and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company’s wholly-owned Hasbro Studios creates entertainment brand-driven storytelling across mediums, including television, film, digital and more.

Each of these principles is executed globally in alignment with Hasbro’s strategic plan, its brand blueprint. At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of consumer product licensing. Utilizing consumer engagement and insights coupled with immersive storytelling and product innovation, Hasbro generates revenue and earns cash by developing, marketing and selling global branded-entertainment products in a broad variety of consumer goods categories, including toy and game products and distribution of television programming based on the Company’s properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands owned by strategic partners, including, but not limited to, DISNEY’S DESCENDANTS, DISNEY PRINCESS and FROZEN, JURASSIC WORLD, MARVEL, SESAME STREET and STAR WARS. In 2016, the Company expects to develop and market products based on the following licensed entertainment brands, TROLLS and YOKAI-WATCH. DISNEY’S DESCENDANTS, DISNEY PRINCESS, FROZEN, MARVEL and STAR WARS are owned by The Walt Disney Company.

The Company’s business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company’s Entertainment and Licensing segment includes the Company’s consumer products licensing, digital licensing and gaming, and movie and television entertainment operations. In addition to these three primary segments, the Company’s product sourcing operations are managed through its Global Operations segment.

2015 highlights

•

Net revenues grew 4% to $4,447.5 million in 2015 from $4,277.2 million in 2014. Absent unfavorable foreign currency translation of approximately $394.5 million, 2015 net revenues grew 13% compared to 2014.

•

2015 net revenues from Franchise Brands decreased 2% compared to 2014. Absent unfavorable foreign currency translation, 2015 net revenues from Franchise Brands grew 7% compared to 2014. Excluding the impact of foreign exchange, growth from MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF and PLAY-DOH was only partially offset by declines from TRANSFORMERS and to a lesser extent, LITTLEST PET SHOP.

•

Growth from the Boys, Games and Preschool categories in 2015 compared to 2014 was partially offset by declines in the Girls category, both as reported and excluding the impact of foreign currency translation.

•

2015 net revenues from the U.S. and Canada and Entertainment and Licensing segments were up 10% and 11%, respectively, while net revenues from the International segment declined 3%. Absent unfavorable foreign currency translation of approximately $379.4 million, 2015 International segment net revenues increased 16%.

•	Operating profit improved 9% in 2015 compared to 2014 and was up 23% absent unfavorable foreign currency translation of approximately $92.0 million.

2014 highlights

•

Net revenues grew 5% in 2014 to $4,277.2 million from $4,082.2 million in 2013. Absent unfavorable foreign currency translation of approximately $93.4 million, net revenues grew 7% in 2014 compared to 2013.

•

Net revenues from Franchise Brands grew 31% in 2014 compared to 2013, reflecting growth across six of the seven Franchise Brands. Higher net revenues from MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS were only partially offset by lower net revenues from LITTLEST PET SHOP.

•	Growth in the Boys and Girls categories was partially offset by declines in the Games and Preschool categories.

•

Net revenues from the U.S. and Canada, International and Entertainment and Licensing segments were up 1%, 8% and 15%, respectively. Absent unfavorable foreign currency translation of approximately $87.7 million, 2014 International segment net revenues grew 13% compared to 2013.

•	Operating profit grew 36% in 2014 compared to 2013 and was up 40% absent unfavorable foreign currency translation of approximately $17.7 million.

In line with our commitment to return excess cash to shareholders, Hasbro increased the quarterly dividend rate from $0.46 per share in 2015 to $0.51 per share in 2016 which will be effective for the dividend payable in May 2016. This was the twelfth dividend increase in the previous 13 years. During that period, the Company has increased the quarterly cash dividend from $0.03 to $0.51 per share. Furthermore, since 2005, the Company’s Board of Directors adopted eight share repurchase authorizations with a cumulative repurchase amount of $3,825.0 million. In 2015, Hasbro repurchased approximately 1.2 million shares at a total cost of $84.9 million and an average price of $68.01 per share. Since 2005, Hasbro has repurchased 101.8 million shares at a total cost of $3,348.3 million and an average price of $32.87 per share. At December 27, 2015, Hasbro had $479.3 million remaining available under these authorizations.

Summary

The following table provides a summary of the Company’s condensed consolidated results as a percentage of net revenues for 2015, 2014 and 2013.

	2015	2014	2013
Net Revenues	100.0%	100.0%	100.0%
Operating profit	15.6	14.9	11.4
Earnings before income taxes	13.6	12.6	8.6
Net earnings	10.0	9.7	7.0
Net earnings attributable to Hasbro, Inc.	10.2%	9.7%	7.0%

Results of Operations — Consolidated

The fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 were each fifty-two week periods.

Net earnings, including the impact of noncontrolling interests in Backflip, for fiscal years 2015, 2014 and 2013 were $446.9 million, $413.3 million and $283.9 million, respectively.

In July 2013 the Company acquired a 70% majority interest in Backflip Studios, LLC (“Backflip”). The Company is consolidating the financial results of Backflip in its consolidated financial statements and, accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of Backflip, with the 30% noncontrolling interests share reported as net loss attributable to noncontrolling interests in the consolidated statements of operations and redeemable noncontrolling interests on the consolidated balance sheets. The results of operations for the years ended December 27, 2015 and December 28, 2014 include a full year of Backflip operations whereas the results of operations for the year ended December 29, 2013 included the operations of Backflip from the acquisition closing date of July 8, 2013. The results of Backflip are reported in the Entertainment and Licensing segment.

Net earnings and earnings per share attributable to Hasbro, Inc. were $451.8 million, or $3.57 per diluted share, in 2015, $415.9 million, or $3.20 per diluted share, in 2014 and $286.2 million, or $2.17 per diluted share, in 2013.

Net earnings and diluted earnings per share for each fiscal year in the three years ended December 27, 2015 include certain charges and benefits as described below.

2015

•	Benefit, net of tax, of $6.9 million, or $0.05 per diluted share, related to a gain on the sale of the Company’s manufacturing operations in East Longmeadow, MA and Waterford, Ireland.

2014

•	Benefit, net of tax, of $23.9 million, or $0.18 per diluted share, related to a gain on the sale of intellectual property license rights.

•	Net benefit of $6.6 million, or $0.05 per diluted share, related to the settlement of certain tax examinations.

•	Charge, net of tax, of $18.1 million, or $0.14 per diluted share, related to the restructuring of the Company’s equity investment in its joint television network with Discovery.

•	Charge, net of tax, of $5.2 million, or $0.04 per diluted share, related to other restructuring activities.

2013

•	Benefit of $23.6 million, or $0.18 per diluted share, related to the settlement of certain tax examinations in the United States.

•

Charge, net of tax, of $53.1 million, or $0.40 per diluted share, related to the settlement of an arbitration award following a dispute with an inventor related to the contractual interpretation of a license agreement between the Company and the inventor.

•	Charge, net of tax, of $30.9 million, or $0.23 per diluted share, related to the multi-year cost savings initiative announced during the fourth quarter of 2012.

•	Charge, net of tax, of $25.9 million, or $0.20 per diluted share, related to the exit of certain non-strategic brands.

Consolidated net revenues for the year ended December 27, 2015 grew 4% to $4,447.5 million from $4,277.2 million for the year ended December 28, 2014 and were impacted by unfavorable foreign currency translation of approximately $394.5 million. Absent the impact of foreign currency translation, consolidated net revenues grew 13% in 2015 compared to 2014. In 2015, net revenues from Franchise Brands declined 2% compared to 2014 and comprised 52% of consolidated net revenues. Growth in Franchise Brands MAGIC: THE GATHERING, MONOPOLY, NERF and PLAY-DOH was more than offset by declines in Franchise Brands LITTLEST PET SHOP, MY LITTLE PONY and TRANSFORMERS. Absent the impact of foreign exchange, net revenues from Franchise Brands grew 7% reflecting growth in MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF and PLAY-DOH.

Consolidated net revenues for 2014 grew 5% from $4,082.2 million for the year ended December 29, 2013 and were impacted by unfavorable foreign currency translation of $93.4 million. Absent the impact of foreign currency translation, 2014 net revenues grew 7% compared to 2013. In 2014, net revenues from Franchise Brands grew 31% compared to 2013 reflecting growth in six of the seven brands: MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS. Franchise Brands comprised approximately 55% of consolidated net revenues in 2014.

The following chart presents net revenues by product category for each year in the three years ended December 27, 2015.

2015 versus 2014

Net revenue growth in the boys, games and preschool categories in 2015 compared to 2014 more than offset lower net revenues from the girls category.

Boys The boys’ category grew 20% in 2015 compared to 2014. Higher net revenues from Franchise Brand NERF and Partner Brands JURASSIC WORLD, MARVEL and STAR WARS were slightly offset by lower net revenues from Franchise Brand TRANSFORMERS.

Within the boys’ category, there are a number of entertainment-based brands which, from year to year, may be supported by major theatrical releases. As such, boys’ category net revenues by brand fluctuate from year-to-year depending on movie popularity, release dates and related product line offerings and success. In 2015, three Partner Brands were supported by major theatrical releases — JURASSIC WORLD was supported by the June

2015 release of JURASSIC WORLD, MARVEL was supported by the May 2015 release of AVENGERS: AGE OF ULTRON and STAR WARS was supported by the December 2015 release of STAR WARS: THE FORCE AWAKENS. These benefits were partially offset by lower 2015 net revenues from Franchise Brand TRANSFORMERS in a non-movie year as compared to 2014 with the June theatrical release of TRANSFORMERS: AGE OF EXTINCTION.

Games The games category grew 1% in 2015 compared to 2014. Higher net revenues resulted from Franchise Brands MAGIC: THE GATHERING and MONOPOLY as well as from other games brands, including, but not limited to, PIE FACE, DUEL MASTERS, DUNGEONS & DRAGONS, LIFE, OUIJA, RISK, RUBIKS, TROUBLE and YAHTZEE. These higher net revenues were almost wholly offset by lower net revenues from various other games brands, including, but not limited to, ELEFUN & FRIENDS, JENGA and TABOO.

Girls The girls’ category declined 22% in 2015 compared to 2014, primarily due to expected lower net revenues from FURBY products, as well as declines in MY LITTLE PONY, NERF REBELLE and LITTLEST PET SHOP. Core MY LITTLE PONY revenues increased but were, however, more than offset by lower net revenues from the MY LITTLE PONY EQUESTRIA GIRLS products. These declines were only partially offset by the first full year of net revenues from the PLAY-DOH DOH VINCI brand, the 2015 introduction of the DISNEY’S DESCENDANTS product line and initial shipments of DISNEY PRINCESS and FROZEN products which became available at retail in January 2016.

Preschool The preschool category grew 17% in 2015 compared to 2014. Higher net revenues from Franchise Brand PLAY-DOH and Partner Brands JURASSIC WORLD and STAR WARS were only partially offset by lower revenues from the Company’s core PLAYSKOOL product line. Consistent with the boys’ category, preschool category net revenues from Partner Brands benefited from the strong theatrical line-up discussed above.

2014 versus 2013

Net revenue growth in the boys and girls categories in 2014 compared to 2013 more than offset lower net revenues from the games and preschool categories.

Boys The boys’ category grew 20% in 2014 compared to 2013. Higher net revenues from Franchise Brands TRANSFORMERS and NERF and Partner Brand MARVEL were partially offset by expected lower net sales of BEYBLADE products. To a lesser extent, net sales from STAR WARS products also contributed to boys’ category growth in 2014.

2014 boys category growth reflects successful execution of Hasbro’s Franchise Brand-focused strategy in conjunction with its brand blueprint. Net revenues from Franchise Brand TRANSFORMERS products benefited from higher net revenues, including higher product sales and royalty income, related to products based on the 2014 major motion picture release of TRANSFORMERS: AGE OF EXTINCTION, as well as animated television programming in 2014 and 2013.

Sales of MARVEL products, primarily SPIDER-MAN and AVENGERS products, increased in 2014 compared to 2013. SPIDER-MAN was supported by the 2014 major motion picture release of THE AMAZING SPIDER-MAN 2. 2014 net revenues also included sales related to the 2014 theatrical releases of CAPTAIN AMERICA: THE WINTER SOLIDIER and GUARDIANS OF THE GALAXY.

Games The games category declined 4% in 2014 compared to 2013. Growth from Franchise Brands MAGIC: THE GATHERING and MONOPOLY as well as other games brands, including SIMON, specifically SIMON SWIPE, THE GAME OF LIFE, TROUBLE and DUNGEONS & DRAGONS were more than offset by lower net revenues from other games brands, primarily DUEL MASTERS, ANGRY BIRDS and TWISTER.

Girls The girls category grew 2% in 2014 compared to 2013, primarily related to higher net revenues from Franchise Brands, MY LITTLE PONY and NERF REBELLE, partially offset by lower net revenues from Franchise Brand LITTLEST PET SHOP and Challenger Brands FURBY and FURREAL FRIENDS.

Net revenues from MY LITTLE PONY products experienced continued momentum with support from the successful television program, MY LITTLE PONY: FRIENDSHIP IS MAGIC, as well as the third quarter 2013 introduction of MY LITTLE PONY EQUESTRIA GIRLS fashion doll products which were supported by animated movie releases in both 2013 and 2014. NERF REBELLE, a line of action performance products, introduced during the second half of 2013 also contributed to growth in 2014. 2014 net revenues also included the second quarter 2014 introduction of DOH VINCI, a line of arts and crafts products which leveraged the franchise brand PLAY-DOH.

Net revenues from FURBY declined in 2014 compared to 2013, which was expected based on the level of net revenues achieved in 2013, which was the first full year of net revenues from FURBY products, including the introduction of FURBY in non-English speaking markets. Revenues from FURBY, a fashion-oriented brand, are generally higher in the first full year of introduction.

Preschool The preschool category declined 4% in 2014 compared to 2013. Higher net revenues from Franchise Brands, PLAY-DOH and TRANSFORMERS, specifically PLAYSKOOL HEROES TRANSFORMERS RESCUE BOTS were more than offset by lower net revenues from SESAME STREET, core PLAYSKOOL and TONKA products. TRANSFORMERS product lines benefited from both the 2014 major motion picture release of TRANSFORMERS: AGE OF EXTINCTION, as well as animated television programming in 2014.

SEGMENT RESULTS

Most of the Company’s net revenues and operating profits are derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below.

Net Revenues

The chart below illustrates net revenues derived from our principal operating segments in 2015, 2014 and 2013.

U.S. and Canada

2015 versus 2014

U.S. and Canada segment net revenues grew 10% in 2015 compared to 2014 and were impacted by unfavorable foreign currency translation of $14.3 million. Absent the impact of foreign currency, U.S. and Canada segment net revenues grew 11%. Higher net revenues from the boys’, games and preschool categories were partially offset by lower net revenues from the girls’ category.

In the boys’ category, higher net revenues from NERF, JURASSIC WORLD and STAR WARS products were slightly offset by lower net revenues from TRANSFORMERS and BEYBLADE products. In the games category, higher net revenues from PIE FACE, MAGIC: THE GATHERING, DUEL MASTERS, JENGA and RUBIKS were only partially offset by lower net revenues from other game brands including ELEFUN & FRIENDS and CHUTES AND LADDERS products. In the girls’ category, higher net revenues from DISNEY’S DESCENDANTS, and, to a lesser extent, LITTLEST PET SHOP and initial shipments of DISNEY PRINCESS were more than offset by lower net revenues from MY LITTLE PONY, NERF, and FURBY products. In the preschool category, higher net revenues from PLAY-DOH, JURASSIC WORLD and STAR WARS products were slightly offset by lower net revenues from TRANSFORMERS and core PLAYSKOOL products.

2014 versus 2013

U.S. and Canada segment net revenues grew 1% in 2014 compared to 2013 and were impacted by unfavorable foreign currency translation of $5.5 million. Higher net revenues from the boys’ category were almost wholly offset by lower net revenues from the games, girls’ and preschool categories.

In the boys’ category, higher net revenues from TRANSFORMERS, NERF, MARVEL and STAR WARS in 2014 compared to 2013 were only partially offset by expected lower sales of BEYBLADE products. In the games category, higher net revenues from Franchise Brands, specifically MAGIC: THE GATHERING and MONOPOLY, as well as other games brands, were more than offset by lower net revenues from DUEL MASTERS and TWISTER, and certain other game brands. In the girls’ category, higher net revenues from Franchise Brands LITTLEST PET SHOP, MY LITTLE PONY, NERF and PLAY-DOH, as well as higher net revenues from FURREAL FRIENDS, were more than offset by an expected decline in net revenues from FURBY products. In the preschool category, higher net revenues from the Franchise Brands PLAY-DOH and TRANSFORMERS were more than offset by lower net sales from core PLAYSKOOL as well as key partner brands, particularly SESAME STREET, MARVEL and STAR WARS.

International

Considering the significant changes in foreign currency, discussing fluctuations in International segment net revenue absent the impact of foreign currency translation provides a more meaningful explanation of the segment’s results. To calculate the year-over-year percentage change in net revenues absent the impact of foreign currency translation, net revenues were recalculated using those foreign currency translation rates in place for the prior year’s comparable period.

The table below presents International segment net revenues by geographic region as well as the year-over-year percentage change including and excluding the impact of foreign currency translation.

	2015	% Change			% Change
		As Reported	Absent Foreign Currency Translation	2014	As Reported	Absent Foreign Currency Translation	2013
Europe	$1,236.8	-2%	18%	$1,258.1	6%	11%	$1,190.4
Latin America	426.1	-8%	15%	463.5	14%	19%	407.7
Asia Pacific	308.9	2%	11%	301.4	10%	11%	274.9

Net Revenues	$1,971.9	-3%	16%	$2,023.0	8%	13%	$1,873.0

2015 versus 2014

International segment net revenues declined approximately 3% in 2015 compared to 2014. Net revenues grew in certain developed markets, including the United Kingdom and Germany; however, this was offset by declines in other markets. Emerging markets, including Russia, Brazil and China, net revenues declined 9% in 2015 compared to 2014. 2015 International segment net revenues included unfavorable foreign currency translation of $379.4 million (Europe — $247.9 million, Latin America — $105.3 million, Asia Pacific — $26.2 million). Unfavorable foreign currency translation reflects the weakening of certain foreign currencies, primarily the Euro, Russian Ruble, Brazilian Real, and other Latin American currencies compared to the U.S. dollar. Absent the impact of foreign currency translation, International segment net revenues grew 16% in 2015 compared to 2014. In 2015 excluding the impact of foreign exchange, net revenues grew 15% in emerging markets.

Higher net revenues from the boys’ and preschool categories were offset by lower net revenues from the girls’ and games category.

In the boys’ category, higher net revenues from Franchise Brand NERF and Partner Brands JURASSIC WORLD, MARVEL and STAR WARS were slightly offset by expected lower net revenues from TRANSFORMERS products, which, in 2014, were supported by a major theatrical release. In the games category, higher net revenues from Franchise Brand MONOPOLY as well as higher net revenues from certain other games brands, including PIE FACE was more than offset by lower revenues from Franchise Brand MAGIC: THE GATHERING and various other game brands. In the girls’ category, higher net revenues from Franchise Brand PLAY-DOH and the introduction of Partner Brand DISNEY DESCENDANTS were more than offset by expected lower net revenues from FURBY products, as well as declines in MY LITTLE PONY products. In the preschool category, higher net revenues from Franchise Brand PLAY-DOH and Partner Brand JURASSIC WORLD, as well as the introduction of PLAYSKOOL FRIENDS MY LITTLE PONY, were only slightly offset by lower net revenues from core PLAYSKOOL and TONKA products.

2014 versus 2013

International segment net revenues grew approximately 8% in 2014 compared to 2013. International segment net revenues included unfavorable foreign currency translation of $87.7 million (Europe — $61.2 million, Latin America — $21.5 million, Asia Pacific — $5.0 million) in 2014. Unfavorable foreign currency translation reflects the weakening of certain foreign currencies, primarily the Euro, Russian Ruble, Brazilian Real, and other Latin American currencies compared to the U.S. dollar. Absent the impact of foreign currency translation, International segment net revenues grew 13% in 2014 compared to 2013. In 2014, net revenues grew in certain developed markets, including the United Kingdom, Italy and Spain, partially offset by lower net revenues in France. Furthermore, net revenues from emerging markets, including, but not limited to, Russia, Brazil and China, increased 20% in 2014 compared to 2013.

Higher net revenues in 2014 from the boys’, girls’, and preschool categories were partially offset by lower net revenues from the games category.

In the boys’ category, higher net revenues from TRANSFORMERS, MARVEL and NERF products were only partially offset by expected lower sales of BEYBLADE products. In the games category, growth in Franchise Brands, specifically MAGIC: THE GATHERING and MONOPOLY, were more than offset by lower net revenues from ANGRY BIRDS, TWISTER and certain other game brands. In the girls’ category, Franchise Brands MY LITTLE PONY, NERF and PLAY-DOH contributed to growth that was only partially offset by lower net revenues from FURBY and LITTLEST PET SHOP products. In the preschool category, higher net revenues from Franchise Brands PLAY-DOH and TRANSFORMERS were only partially offset by lower net revenues from core PLAYSKOOL products.

Entertainment and Licensing

2015 versus 2014

Entertainment and Licensing segment net revenues increased 11% in 2015 compared to 2014. Higher entertainment revenues related to a multi-year digital distribution agreement for Hasbro Studios programming as well as slightly higher net revenues from the Company’s consumer product and digital gaming licensing groups were only partially offset by lower net revenues from Backflip.

2014 versus 2013

Entertainment and Licensing segment net revenues increased 15% in 2014 compared to 2013. The increase in net revenues in 2014 compared to 2013 were primarily related to higher consumer products licensing revenue, along with contributions from digital gaming and a full year of net revenues from Backflip, of which a 70% interest was acquired during the third quarter of 2013. Partially offsetting these increases was lower television programming and film revenue. Higher royalty income included growth in TRANSFORMERS and MY LITTLE PONY.

Operating Profit

The table below illustrates operating profit and operating profit margins derived from our principal operating segments in 2015, 2014 and 2013. For information, see Note 19 to our consolidated financial statements which are included in Item 8 of this Form 10-K.

	2015	% Net Revenues	% Change	2014	% Net Revenues	% Change	2013	% Net Revenues
U.S. and Canada	$430.7	19.4%	29%	$334.7	16.5%	7%	$313.7	15.6%
International	255.4	13.0%	-6%	270.5	13.4%	15%	235.5	12.6%
Entertainment & Licensing	76.9	31.4%	27%	60.6	27.6%	33%	45.5	23.8%

U.S. and Canada

2015 versus 2014

U.S. and Canada segment operating profit increased 29% in 2015 compared to 2014. Higher operating profit reflects higher net revenues discussed above as well as product mix and lower intangible amortization, partially offset by higher overheads and shipping and warehousing costs. Operating profit margin improved to 19.4% of net revenues in 2015 from 16.5% of net revenues in 2014. Improved operating profit margin reflects both revenue volume and product mix, including lower advertising as a percentage of net revenues. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2015.

2014 versus 2013

U.S. and Canada operating profit increased 7% in 2014 compared to 2013 and operating profit margin improved to 16.5% in 2014 from 15.6% in 2013. The improvement in operating profit and operating profit margin was the result of higher net revenues and improved product mix, as well as lower shipping and distribution costs. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2014.

International

2015 versus 2014

International segment operating profit decreased 6% in 2015 compared to 2014 and included an unfavorable impact from foreign exchange of $46.7 million. Absent the impact of unfavorable foreign currency translation, International segment operating profit grew 12%. The decline in operating profit, as reported, is primarily due to lower net revenues, partially offset by lower advertising, shipping and warehousing, and intangible amortization. Operating profit margin decreased to 13.0% in 2015 from 13.4% in 2014. The decrease in segment operating profit margin reflects lower net revenues and higher overhead costs, partially offset by lower advertising and shipping and warehousing costs.

2014 versus 2013

International segment operating profit increased 15% in 2014 compared to 2013. Operating profit for the International segment in 2014 was impacted by approximately $18.8 million due to unfavorable foreign currency translation. Furthermore, 2014 segment operating profit includes $6.1 million of restructuring charges. Operating profit margin increased to 13.4% of segment net revenues in 2014 from 12.6% of segment net revenues in 2013. The increase in operating profit in 2014 was the result of higher net revenues and favorable product mix, partially offset by higher expense levels. The improvement in operating profit margin in 2014 is primarily due to both revenue volume and mix, along with better expense leverage from higher net revenues.

Entertainment and Licensing

2015 versus 2014

Entertainment and Licensing segment operating profit increased 27% in 2015 compared to 2014 and operating profit margin increased to 31.4% of net revenues in 2015 compared to 27.6% in 2014. Higher entertainment revenues related to a multi-year digital distribution agreement contributed to improved operating profit. Operating profit and operating profit margin also improved on lower amortization of intangibles and program production cost amortization. Lower amortization of intangibles reflects certain digital gaming rights which became fully amortized during the second quarter of 2015 whereas lower program product cost amortization reflects a higher level of programming write downs occurring in the second half of 2014 compared to 2015. These increases were partially offset by higher selling, distribution and administration expenses reflecting investment in expanding the global footprint of the Company’s consumer products licensing teams.

2014 versus 2013

Entertainment and Licensing segment operating profit increased 33% in 2014 compared to 2013. The increase in operating profit is primarily due to the profit impact from higher net revenues from consumer products licensing, partially offset by the profit impact from lower entertainment revenues. Backflip operating losses approximated $8.7 million in 2014 and were primarily due to amortization of acquired intangibles.

Other Segments and Corporate and eliminations

In the Global Operations segment, operating profit of $12.0 million in 2015 compared to $15.8 million in 2014 and $6.7 million in 2013.

In Corporate and eliminations, operating loss of $83.0 million in 2015 compared to operating losses of $46.1 million in 2014 and $134.3 million in 2013. The 2013 operating loss includes the following charges, $46.1 million — settlement of an adverse arbitration award and $40.6 million — other product-related charges. 2013 also includes certain charges related to the write-off of early film development costs associated with films that had not yet been moved to production.

OPERATING COSTS AND EXPENSES

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for each year in the three fiscal years ended December 27, 2015:

	2015	2014	2013
Cost of sales	37.7%	39.7%	41.0%
Royalties	8.5	7.1	8.3
Product development	5.5	5.2	5.1
Advertising	9.2	9.8	9.8
Amortization of intangibles	1.0	1.2	1.9
Program production cost amortization	1.0	1.1	1.2
Selling, distribution and administration	21.6	20.9	21.3

Operating expenses for 2015, 2014 and 2013 include benefits and expenses related to the following events:

•

In August 2015, the Company finalized the sale of its manufacturing operations in East Longmeadow, MA and Waterford, Ireland. This transaction resulted in a benefit to selling, distribution and administration expenses of $3.1 million.

•

In September 2014, the Company and Discovery amended their relationship with respect to Discovery Family Channel (the “Network”). Prior to the amendment, the Company had a license agreement with the Network that required payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast on the Network. This agreement included a minimum royalty guarantee of $125.0 million, which has been paid in full. As part of the amended relationship, this earn-out period was extended to 2021 resulting in a benefit of $2.3 million to royalties for the year ended December 28, 2014. Furthermore, this amended relationship resulted in an amendment to the Company’s tax sharing agreement with Discovery which resulted in a net expense of $0.9 million recorded to selling, distribution and administration expense for the year ended December 28, 2014.

•

In February 2014, the Company settled outstanding disputes with an inventor related to the contractual interpretation of which products were subject to payment of royalties under two license agreements between the inventor and the Company relating to the Company’s NERF and SUPER SOAKER product lines. As a result, the Company recorded a total charge of $61.1 million, of which $43.0 million and $3.1 million were recorded to royalties and selling, distribution and administration expense, respectively, for the year ended December 29, 2013. A portion of this total charge was also recorded to interest expense which is discussed below.

•

During the fourth quarter of 2012, the Company announced a multi-year cost savings initiative. This initiative included an approximate 10% workforce reduction, facility consolidations and process improvements. The Company recognized charges totaling $5.2 million and $36.7 million for the years ended December 28, 2014 and December 29, 2013, respectively, primarily related to employee severance charges, which impacted cost of sales, product development and selling, distribution and administration expenses. Furthermore, the Company also recognized pension curtailment and settlement charges in the amount of $7.0 million in selling, distribution and administration expense during the year ended December 29, 2013.

•

During the fourth quarter of 2013, the Company decided to exit certain brands which were non-core to its franchise brand strategy. Certain of these brands related to prior acquisitions and had intangible assets, resulting in a write-off of these intangibles of $19.7 million, which were recorded to amortization of intangibles for the year ended December 29, 2013.

•	During the fourth quarter of 2013 the Company amended its license agreement with Zynga which resulted in additional royalty expense of $20.9 million.

In total, these (benefits) expenses were recorded to the consolidated statements of operations as follows:

	2015	2014	2013
Cost of sales	$—	—	10.2
Royalties		(2.3)	63.8
Product development	—	—	4.1
Amortization of intangibles	—	—	19.7
Selling, distribution and administration	(3.1)	6.1	32.5

Total	$(3.1)	3.8	130.3

Cost of Sales

Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence. Cost of sales decreased 1% to $1,677.0 million, or 37.7% of net revenues, for the year ended December 27, 2015 compared to $1,698.4 million, or 39.7% of net revenues, for the year ended December 28, 2014 despite consolidated net revenue growth of 4%. Lower cost of sales in dollars and as a percent of net revenues reflects both product and revenue mix. Product mix reflects higher net revenues from royalty-bearing products which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues. Generally, the lower cost of sales on royalty-bearing products may be partially offset by higher royalty expense. In 2015, the following entertainment-driven, royalty-bearing brands were supported by major theatrical releases: JURASSIC WORLD, MARVEL and STAR WARS. Likewise, revenue mix reflects higher net revenue contributions from the Company’s Entertainment and Licensing segment. In 2015, Entertainment and Licensing segment net revenues were 5.5% of consolidated net revenues compared to 5.1% in 2014.

In 2014, cost of sales increased in dollars from $1,672.9 million for 2013 to $1,698.4 million in 2014, but decreased as a percent of net revenues from 41.0% in 2013 to 39.7% in 2014. Absent the impact of aforementioned charges, cost of sales was $1,662.7 million, or 40.7% of net revenues, for the year ended December 29, 2013. The cost of sales increase in dollars in 2014 compared to 2013 reflects higher net revenues. The cost of sales decrease as a percent of net revenues in 2014 compared to 2013 reflects a more favorable revenue mix and impact from cost savings and efficiencies from the Company’s owned-manufacturing facilities partially offset by the impact on net revenues of higher sales promotions. In 2014, product mix reflects higher net revenues from royalty-bearing products which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues, as well as higher net revenues from the high margin Entertainment and Licensing segment.

Royalty Expense

Royalty expense of $379.2 million, or 8.5% or net revenues, in 2015 compared to $305.3 million, or 7.1% of net revenues, in 2014 and $338.9 million, or 8.3% of net revenues, in 2013. Excluding the impact of the arbitration award settlement and amendment of the Zynga agreement summarized above, 2013 royalty expense was $275.1 million, or 6.7% of net revenues. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Product lines related to Hasbro-owned or controlled brands supported by entertainment generally do not incur the same level of royalty expense as licensed properties, particularly STAR WARS and MARVEL. Higher royalty expense, in both dollars and as a percentage of net revenues, in 2015 compared to 2014 and 2013 reflect the mix of entertainment-driven product sold. In particular, higher royalty expense in 2015 compared to 2014 reflects higher net sales of MARVEL, JURASSIC WORLD and STAR WARS products partially offset by lower net sales of TRANSFORMERS royalty-bearing movie product in 2015 compared to 2014. Higher royalty expense, in both dollars and as a percent of net revenues, in 2014 compared to 2013 reflects the strength of the 2014 entertainment line-up compared to 2013, including higher sales of TRANSFORMERS movie products.

Product Development

Product development expense in 2015 totaled $242.9 million, or 5.5% of net revenues, compared to $222.6 million, or 5.2% of net revenues, in 2014. The increase in product development expense primarily reflects development costs incurred related to the DISNEY PRINCESS and FROZEN license agreement. These higher expenses were not offset by related revenues as initial product shipments did not commence until late in the fourth quarter of 2015 in preparation for the January 1, 2016 retail on-shelf date. Additionally, the Company continues to incur product development expenses related to the development of a new digital platform for MAGIC: THE GATHERING and the development of new mobile game offerings by Backflip.

Product development expense in 2014 totaled $222.6 million, or 5.2% of net revenues, compared to $207.6 million, or 5.1% of net revenues, in 2013. Product development expense for 2013 included restructuring charges of $4.1 million. Excluding the impact of these charges, product development expense was $203.5 million in 2013. The increases in 2014 compared to 2013 primarily reflects the addition of Backflip, as well as continued investment in certain brands, particularly MAGIC: THE GATHERING. Furthermore, during the fourth quarter of 2014, the Company began to incur development costs related to the DISNEY PRINCESS and FROZEN license agreement with Disney.

Advertising Expense

Advertising expense in 2015 totaled $409.4 million compared to $420.3 million in 2014 and $398.1 million in 2013. The level of the Company’s advertising expense can generally be impacted by revenue mix, the amount and type of theatrical releases, and television programming. Advertising as a percentage of net revenues decreased to 9.2% in 2015 from 9.8% in 2014. The year-over-year decrease in advertising expense reflects the mix of revenues, primarily the higher level of partner brand net revenues, as well as the increase in Entertainment and Licensing segment net revenues. Entertainment-backed product lines generally require less in advertising by the Company. Advertising expense was consistent as a percentage of net revenues in 2014 and 2013 at 9.8% of net revenues. The increase in dollars in advertising expense in 2014 compared to 2013 was primarily due to higher net revenues.

Amortization of Intangibles

Amortization of intangibles totaled $43.7 million, or 1.0% of net revenues, in 2015 compared to $52.7 million, or 1.2% of net revenues, in 2014 and $78.2 million, or 1.9% of net revenues in 2013. Lower amortization of intangibles in 2015 compared to 2014 reflects the impact of intangible assets which were fully amortized during 2014 and 2015. Amortization of intangibles in 2013 includes $19.7 million related to impairment of definite-lived intangibles based on the Company’s decision to exit the related product lines. Absent the impact of these charges, amortization of intangibles was $58.5 million, or 1.4% of net revenues, in 2013. Lower amortization of intangibles in 2014 compared to 2013 reflects the impact of intangible assets which were fully amortized during 2013.

Program Product Cost Amortization

Program production cost amortization totaled $42.4 million, or 1.0% of net revenues, compared to $47.1 million, or 1.1% of net revenues, in 2014 and $47.7 million, or 1.2% of net revenues, in 2013. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. Program production cost amortization reflects the level of revenues associated with television programming as well as the type of television programs produced and distributed. The decrease in program production cost amortization in 2015 compared to 2014 was primarily due to a lower amount of accelerated amortization.

Selling, Distribution and Administration Expenses

Selling, distribution and administration expenses were $960.8 million, or 21.6% of net revenues, in 2015 compared to $895.5 million, or 20.9% of net revenues, in 2014. Selling, distribution and administration expense for 2015 includes a benefit of $3.1 million related to the August 2015 sale of the Company’s manufacturing operations while 2014 includes a charge of $6.1 million related to restructuring activities, including the Company’s equity investment in the joint venture television network. Absent these charges, selling, distribution and administration expenses increased to $963.9 million, or 21.7% of net revenues, in 2015 from $889.4 million, or 20.8% of net revenues in 2014. Foreign exchange resulted in a decrease of $66.7 million in 2015 compared to 2014. Excluding the impact of foreign exchange and the impact of the benefits and charges discussed above, selling, distribution and administration costs increased primarily due to higher administration, marketing and sales and distribution costs. Higher 2015 administration and sales and marketing expenses are primarily the result of higher performance-based stock compensation, investments in the MAGIC: THE GATHERING brand, depreciation expense and other general cost increases, such as salaries and wages. Higher distribution costs reflect increased net revenues in 2015, excluding the impact of foreign exchange.

Selling, distribution and administration expenses increased to $895.5 million, or 20.9% of net revenues, in 2014 from $871.7 million, or 21.3% of net revenues, in 2013. Selling, distribution and administration expense in 2013 includes $32.5 million of charges related to restructuring activities, and legal costs associated with the arbitration settlement. Excluding these charges as well as the 2014 charges discussed above, selling, distribution and administration expense increased to $889.4 million, or 20.8% of net revenues, in 2014 from $839.2 million, or 20.6% of net revenues, in 2013. Higher selling, distribution and administration expenses in 2014 compared to

2013 reflects continued investment in emerging markets and certain brands, primarily MAGIC: THE GATHERING, a full year of expense related to Backflip, higher performance-based stock compensation and increased depreciation expense associated with investments in information systems.

NON-OPERATING (INCOME) EXPENSE

Interest Expense

Interest expense totaled $97.1 million in 2015 compared to $93.1 million in 2014 and $105.6 million in 2013. The increase in interest expense in 2015 compared to 2014 primarily reflects the impact of costs related to forward-starting interest rate swap contracts on the 2014 debt issuance compared to a benefit on interest rate hedges which expired in 2014. Interest expense in 2013 included approximately $15.1 million related to the settlement of an arbitration award. Absent these charges, interest expense totaled $90.5 million in 2013. The increase in interest expense in 2014 compared to the 2013 adjusted total primarily reflects the higher benefit of interest rate swap agreements in effect in 2013, partially offset by the benefit of lower interest rates on long-term debt.

Interest Income

Interest income was $3.1 million in 2015 compared to $3.8 million in 2014 and $4.9 million in 2013. Lower interest income in 2015 compared to 2014 reflects lower average interest rates which were only partially offset by higher average cash balances. Decreased interest income in 2014 compared to 2013 reflects lower average cash balances. Average interest rates for 2014 and 2013 were consistent.

Other (Income) Expense, Net

Other income, net of $6.0 million in 2015 compared to other expense, net of $6.0 million in 2014 and $14.6 million in 2013. The following table outlines major contributors to other (income) expense, net.

	2015	2014	2013
Foreign currency losses	$16.1	20.9	5.2
(Earnings) Losses from Discovery Family Channel	(19.0)	(7.8)	2.4
Restructuring of Discovery Family Channel	—	29.8	—
Sale of Manufacturing Facilities	(6.6)	—	—
(Gain) Loss on Sale of Certain Assets	(2.8)	(39.4)	—
Other	6.3	2.5	7.0

	$(6.0)	6.0	14.6

•

Foreign currency losses decreased in 2015 compared to 2014 primarily due to higher losses in the fourth quarter of 2014 due to the rapid strengthening of the U.S. dollar. This was also the reason 2014 losses were higher than those in 2013.

•	(Earnings) losses from joint ventures are comprised of the Company’s share in the results of the Network.

•

In September 2014, the Company and Discovery amended their relationship with respect to the Network. The 2014 loss consists of the Company’s share of restructuring costs recorded by the Network, partially offset by a gain resulting from the reduction of amounts due to Discovery under a tax sharing agreement.

•

In August 2015, the Company finalized the sale of its manufacturing operations in East Longmeadow, MA and Waterford, Ireland which resulted in the recognition of a gain of $6.6 million in other (income) expense, net.

•

The 2014 gain on the sale of certain assets reflects gains of $36.0 million related to the sale of certain intellectual property license rights and $3.4 million related to the sale of an internet domain name. The 2015 gain includes additional proceeds related to the sale of those intellectual property license rights sold during the fourth quarter of 2014.

INCOME TAXES

Income tax expense totaled 26.0% of pretax earnings in 2015 compared with 23.5% in 2014 and 19.3% in 2013. Income tax expense for 2015 includes net benefits of approximately $4.0 million from discrete events, primarily related to the statute of limitations expirations of various international jurisdictions. Income tax expense for 2014 includes net benefits of approximately $20.0 million from discrete tax events, primarily related to the effective settlement of certain open tax years in the United States and settlement of tax examinations in certain jurisdictions, including Mexico. Income tax expense for 2013 includes net benefits of approximately $30.0 million from discrete tax events, primarily related to the settlement of various tax examinations in multiple jurisdictions, including the United States. Absent these items, potential interest and penalties related to uncertain tax positions recorded in 2015, 2014 and 2013, and the impact of the 2013 charges related to restructuring activities, exit from certain product lines and settlement of an unfavorable arbitration award, the effective tax rates would have been 26.4%, 26.5% and 25.8%, respectively. The increase in the adjusted tax rate from 2013 to 2014 and decrease from 2014 to 2015 primarily reflect the change in the geographic mix of where the company earned its profits.

OTHER INFORMATION

In May 2014, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 — Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is now effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and may be adopted early but not before December 15, 2016. The Company is evaluating the requirements of ASU 2014-09 and its potential impact on the Company’s financial statements and does not presently believe the adoption of this new standard will have a material impact on the Company’s results or financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (ASC 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to long-term debt to be presented in the balance sheet as a reduction to the carrying amount of the related debt liability, consistent with the presentation of discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, and is eligible for early adoption. The Company elected early adoption and deferred debt costs are presented as a reduction of long-term debt. Those balances presented for comparable periods have been reclassified to reflect this change in accounting principle.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement — Disclosure for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent), which simplifies the presentation of the fair value hierarchy by removing the requirement to include those investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that the change in disclosure requirement will have a material impact on the Company’s results or financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (ASC 740), which simplifies the presentation of deferred income taxes. ASU 2015-17 removes the requirement to bifurcate deferred income tax assets and liabilities between current and non-current. Under ASU 2015-17, deferred income tax assets and liabilities are required to be classified as non-current. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and is eligible for early adoption. The Company elected early adoption and deferred income tax assets and liabilities are presented as non-current in the consolidated balance sheets. Those balances presented for comparable periods have been reclassified to reflect this change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2015 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and its commercial paper program. During 2016, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit are adequate to meet its working capital needs for 2016, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

In May 2014, the Company issued $600.0 million in long-term debt consisting of $300.0 million in 3.15% Notes Due 2021 and $300.0 million in 5.10% Notes Due 2044 (collectively, the “Notes”). The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The proceeds from the issuance of the Notes were used, primarily, to repay $425.0 million in aggregate principal amount of the 6.125% Notes Due 2014 upon maturity, including accrued and unpaid interest. The remaining net proceeds were utilized for general corporate and working capital purposes.

As of December 27, 2015, the Company’s cash and cash equivalents totaled $976.8 million, substantially all of which is held by international subsidiaries. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax rates of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 27, 2015 is denominated in the U.S. dollar.

In 2015, 2014 and 2013, Hasbro generated $552.4 million, $454.4 million and $401.1 million of cash from its operating activities, respectively. Operating cash flows in 2015, 2014 and 2013 included $42.5 million, $31.4 million and $41.3 million, respectively, of cash used for television program and film production. Cash from operations in 2013 includes a final long-term royalty advance payment of $25.0 million made to Discovery Family Channel.

The table below outlines key financial information pertaining to our consolidated balance sheets including the year-over-year changes.

	2015	% Change	2014	% Change	2013
Cash and cash equivalents, net of short-term borrowings	$812.2	27%	$640.7	-5%	$674.1
Accounts receivable, net	1,217.9	11%	1,094.7	0%	1,093.6
Inventories	384.5	13%	339.6	-3%	348.8
Prepaid expenses and other current assets	286.5	-9%	316.1	18%	268.4
Goodwill and other intangibles	873.5	-5%	918.0	-5%	970.3
Other assets	744.1	3%	719.1	-9%	793.4
Accounts payable and accrued liabilities	900.1	10%	819.2	-12%	926.4
Other liabilities	404.9	3%	392.2	12%	351.3

Accounts receivable, net increased 11% in 2015 compared to 2014. Excluding the impact of foreign currency translation, accounts receivable, net, increased 23% reflecting revenue growth in the fourth quarter of 2015, excluding unfavorable foreign currency translation, of 23% compared to 2014. Days sales outstanding decreased to 75 days at December 27, 2015 from 76 days at December 28, 2014. Accounts receivable, net was flat in 2014 compared to 2013. Excluding the impact of foreign currency translation, accounts receivable, net increased 10% in 2014 compared to 2013, reflecting 7% revenue growth in the fourth quarter of 2014, excluding unfavorable foreign currency translation, compared to 2013. Days sales outstanding decreased to 76 days at December 28, 2014 from 77 days at December 29, 2013.

Inventories increased 13% at the end of 2015 compared to 2014. Excluding the impact of foreign currency translation, inventories increased 24% in 2015 compared to 2014. The increase in inventories, excluding the impact of foreign exchange, is primarily due to higher levels in the United States and Europe in support of 2016 initiatives and growth in the business. Inventories declined by 3% in 2014 compared to 2013, however, grew 8% excluding the impact of foreign exchange. Inventory in the International segment increased approximately 32% absent foreign currency translation reflecting growth in the International segment, including emerging markets. Higher inventories in the International segment were partially offset by lower inventories in the U.S. and Canada segment, which declined 23%.

Prepaid expenses and other current assets decreased 9% in 2015 compared to 2014. Higher balances related to favorable foreign currency hedge contracts and amounts due from Cartamundi related to the sale of the Company’s manufacturing operations were more than offset by lower royalty advances and non-income based tax receivables, primarily valued added taxes in Europe. Prepaid expenses and other current assets increased approximately 18% in 2014 compared to 2013, primarily due to higher favorable balances related to foreign currency hedging contracts and increased prepaid income taxes. These increases were only partially offset by lower prepaid royalties, primarily related to MARVEL.

Goodwill and other intangible assets, net decreased to $873.5 million at December 27, 2015 from $918.0 million at December 28, 2014 and $970.3 million at December 29, 2013. The decrease in each period was due to amortization of intangible assets.

Other assets increased 3% in 2015 compared to 2014. The increase primarily reflects long-term amounts due from Cartamundi related to the sale of the Company’s manufacturing operations as well as higher long-term receivables related to multi-year television distribution agreements. These increases were partially offset by lower long-term royalty advances. Other assets decreased approximately 9% in 2014 compared to 2013. This decrease primarily relates to the partial sale of the Company’s investment in the Network and, to a lesser extent, lower long-term prepaid royalties which have been reclassified from non-current to current or have been earned. These decreases were partially offset by higher favorable balances related to foreign currency hedging contracts.

Accounts payable and accrued liabilities increased 10% in 2015 compared to 2014 primarily due to higher accrued royalties for licensed properties reflecting 2015’s stronger entertainment line-up compared to 2014 as well as higher accrued performance-based compensation reflecting the Company’s overall performance. These increases were partially offset by lower accrued advertising. Accounts payable and accrued expenses decreased approximately 12% in 2014 compared to 2013. The decrease was primarily due to lower accrued royalties and accrued interest, primarily resulting from the payment of amounts accrued at the end of 2013 related to the settlement of an adverse arbitration award as well as lower accrued severance due to scheduled payments.

Other liabilities increased 3% in 2015 compared to 2014. The increase primarily reflects higher uncertain tax positions partially offset by a reduction in pension liabilities reflecting changes in actuarial assumptions, primarily due to higher discount rates. Other liabilities increased 12% in 2014 compared to 2013. The increase reflects higher pension liabilities primarily due to changes in actuarial assumptions, including lower discount rates and updated mortality tables. In addition, the amended relationship between the Company and Discovery resulted in a net increase to other liabilities of approximately $10.7 million reflecting the fair value of an option agreement related to the Company’s equity interest in the Network, partially offset by a reduction in the amounts due to Discovery related to a tax sharing agreement. These increases were partially offset by lower liabilities related to uncertain tax positions reflecting the settlement of tax examinations in 2014 primarily related to the United States and Mexico. In connection with the settlement of tax assessments and years subject to audit from 2000 through 2013 in Mexico, the Company paid approximately $65.0 million during the fourth quarter of 2014.

Cash flows utilized by investing activities were $103.6 million, $0.5 million and $217.7 million in 2015, 2014 and 2013, respectively. Additions to property, plant and equipment increased in 2015 to $142.0 million from $113.4 million and $112.0 in 2014 and 2013, respectively. Of these additions, 54% in 2015, 60% in 2014 and 51% in 2013 were for purchases of tools, dies and molds related to the Company’s products. Absent the Company’s investment in tools, dies and molds, higher capital expenditures reflect the Company’s investment in information systems. In 2016, the Company expects capital expenditures to be in the range of $130.0 million to $160.0 million. During the three years ended December 27, 2015, the depreciation of plant and equipment was $111.6 million, $105.3 million and $102.8 million, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. Excluding capital expenditures, 2015 proceeds from investing activities reflects $18.6 million related to the sale of the Company’s manufacturing operations and $20.7 million in capital and tax distributions from Discovery Family Channel. The 2014 utilization is almost wholly offset by $64.4 million of cash received from Discovery from the partial sale of the Company’s equity interest in the Network and $36.0 million of cash received from the sale of certain intellectual property licensing rights which was included in other investing activities in the consolidated statements of cash flows. The higher utilization in 2013 reflects the Company’s acquisition of a majority stake in Backflip for $110.0 million, net of cash acquired, as well as a payment related to an existing intellectual property.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2015, 2014 and 2013, the Company primarily used cash from operations and borrowings under its commercial paper program and available lines of credit.

The Company has an agreement with a group of banks which provides for a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700.0 million. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Borrowings under the Program are supported by the Company’s $700.0 million revolving credit agreement. At December 27, 2015, the Company had $160.0 million in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the “Agreement”) which provides the Company with a $700.0 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants in the Agreement as of and for the fiscal year ended December 27, 2015. The Company had no borrowings outstanding under its committed revolving credit facility at December 27, 2015. However, letters of credit outstanding under this facility as of December 27, 2015 were approximately $0.8 million. Amounts available and unused under the committed line at December 27, 2015 were approximately $539.2 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $28.3 million was utilized at December 27, 2015. Of the amount utilized under, or supported by, the uncommitted lines, approximately $4.6 million and $23.7 million represent outstanding short-term borrowings and letters of credit, respectively.

Net cash utilized by financing activities was $346.5 million, $231.0 million and $341.0 million in 2015, 2014 and 2013, respectively. The 2014 utilization includes net proceeds from the issuance and repayment of long-term debt totaling $135.0 million. In 2014, the Company issued an aggregate $600.0 million in long-term notes which were partially utilized to re-pay the $425.0 million in long-term notes due in May 2014. Of the amounts utilized in 2015, 2014 and 2013, $87.2 million, $459.6 million and $103.5 million, respectively, reflects cash paid, including transaction costs, to repurchase the Company’s common stock, respectively. During 2015, 2014 and 2013, the Company repurchased 1.2 million, 8.5 million and 2.3 million shares, respectively, at an average price of $68.01, $54.26 and $45.17. At December 27, 2015, $479.3 million remained under outstanding Board authorizations. Dividends paid were $225.8 million in 2015 compared to $216.9 million in 2014 and $156.1 million in 2013. Dividends paid in 2013 includes only three quarterly payments resulting from a decision by the Company’s Board to accelerate the payment of the dividend declared in December 2012, which historically would have been paid in February 2013, to December 2012. This acceleration resulted in one less quarterly dividend paid in 2013. Further, the Company has increased its quarterly dividend rate from $0.40 in 2013 to $0.43 in 2014 and $0.46 in 2015. Proceeds from short-term borrowings of $246.1 million in 2014 compared to repayments of short-term borrowings of $87.3 million in 2015 and $215.3 million in 2013. The Company generated cash from employee stock option transactions of $57.6 million, $71.4 million and $140.4 million in 2015, 2014 and 2013, respectively.

For the $350.0 million in notes due in 2017 which bear interest at 6.30%, interest rates may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 27, 2015, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa2, BBB and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

Including the notes described above, the Company has principal amounts of long-term debt at December 27, 2015 of approximately $1,559.9 million due at varying times from 2017 through 2044. The Company also had letters of credit and other similar instruments of $27.9 million and 2016 purchase commitments of $518.5 million outstanding at December 27, 2015. In addition, the Company expects to be committed to guaranteed royalty payments of approximately $83.6 million in 2016, including $40.0 million contingent on theatrical movie releases.

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

For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2015, there were no material adjustments to the Company’s estimates made in prior years.

Program Production Costs

The Company incurs certain costs in connection with the production of television programs and films based primarily on the Company’s toy and game brands. These costs are capitalized as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of each fiscal year related to the program. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates.

The most significant estimates are those used in the determination of ultimate revenue in the individual-film-forecast method. Ultimate revenue estimates impact the timing of program production cost amortization in the consolidated statements of operations. Ultimate revenue includes revenue from all sources that are estimated to be earned related to the film or television program and include toy, game and other consumer product licensing fees; first run program distribution fees; and other revenue sources, such as DVD and digital distribution. Our ultimate revenue estimates for each film or television program are developed based on our estimates of expected future results. We review and revise these estimates at each reporting date to reflect the most current available information. When estimates for a film or television program are revised, the difference between the program production cost amortization determined using the revised estimate and any amounts previously expensed during that fiscal year, are included as an adjustment to program production cost amortization in the consolidated statements of operations in the quarter in which the estimates are revised. Prior period amounts are not adjusted for subsequent changes in estimates. Factors that can impact our revenue estimates include the success and popularity of our films and television programs in the U.S. which are primarily distributed on Discovery Family Channel, globally to other broadcasters and available on Netflix and iTunes, and success of our program-related toy, game and other merchandise.

For the year ended December 27, 2015 we have $75.5 million of program production and film costs included in other assets in the consolidated balance sheets. We currently expect that a significant portion of capitalized program production costs will be amortized over the 3-year period 2016 through 2018. Future program production cost amortization is subject to change based on actual costs incurred and management’s then current estimates of ultimate revenues. During 2014 and 2013 the Company recorded accelerated amortization on certain television programming based on revised ultimate expected revenues.

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

Performing a qualitative assessment of goodwill requires a high degree of judgment regarding assumptions underlying the valuation. Qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is more likely than not that impairment exists, the quantitative two-step goodwill impairment test is performed. When performing the quantitative two-step impairment test, goodwill and other intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is calculated using an income approach. During the fourth quarter of 2015, the Company performed a qualitative assessment with respect to certain of its reporting units with goodwill totaling $473.6 million. The Company utilized this approach for all reporting units with the exception of Backflip based on the amount by which historical estimated reporting unit fair values exceeded carrying values. Based on its qualitative assessment, the Company concluded that there was no impairment of this goodwill during 2015. The Company has $119.1 million of goodwill related to its 2013 acquisition of Backflip, which represents a separate reporting unit. The Company’s strategy when it purchased its interest in Backflip was to produce game titles based on Backflip’s DRAGONVALE brand and to develop and market games based on Hasbro brands. Because Backflip was a recent acquisition and to date has been investment spending in anticipation of 2016 game releases, the Company performed the quantitative two-step impairment test during the fourth quarter of 2015 for this reporting unit. The impairment test utilized cash flows expected to be generated from mobile gaming offerings, including 2016 releases based on Backflip’s DRAGONVALE brand, as well as several Hasbro branded-game titles. The underlying cash flows are based on long-term financial plans for Backflip, which include projections for growth in revenues and profitability. The Company used a discount rate commensurate with the digital gaming industry. Based on the results of the impairment test, the Company concluded that there was no impairment as the estimated fair value of the reporting unit exceeded its carrying value. The fair value would have to decline by 20% in order for this asset to be impaired. Should Backflip not achieve its profitability and growth targets, including the anticipated game releases in 2016, or if industry discount rates significantly increase, the carrying value of this reporting unit may become impaired.

The Company also performed quantitative annual impairment tests related to intangible assets totaling $75.7 million with indefinite lives in the fourth quarter of 2015 and no impairments were indicated as the estimated fair values were substantially in excess of the carrying values of the related assets.

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

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the assets. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the assets exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective assets and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $205.1 million at December 27, 2015. During 2015, there were no impairment charges related to these intangible assets.

Recoverability of Royalty Advances and Commitments

The Company’s ability to earn-out royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the non-recoverable minimum guaranty is required. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 27, 2015, the Company had $124.3 million of prepaid royalties, $47.5 million of which are included in prepaid expenses and other current assets and $76.8 million of which are included in other assets. During 2015 there were no significant charges related to this policy.

Pension Costs and Obligations

Pension expense is based on actuarial computations of current and future benefits using estimates for expected return on assets and applicable discount rates. At the end of 2007 the Company froze benefits under its two largest pension plans in the U.S., with no future benefits accruing to employees. During 2015 the Company froze benefits under its other funded U.S. pension plan. The Company will continue to pay benefits under the plans consistent with the provisions existing at the date of the plan benefit freeze. The Company uses its fiscal year-end date as its measurement date to measure the liabilities and assets of the plans and to establish the expense for the upcoming year.

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on plan assets used in the calculation of 2015 pension expense for the U.S. plans was 7.00%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2015 pension expense for U.S. plans by approximately $0.7 million.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. The Company’s weighted average discount rate for its U.S. plans used for the calculation of 2015 pension expense was 4.19%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2015 pension expense by approximately $0.5 million.

Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. At December 27, 2015, the Company’s U.S. plans had unrecognized actuarial losses of $120.5 million included in accumulated other comprehensive loss related to its defined benefit pension plans compared to $124.0 million at December 28, 2014. The discount rate used to calculate the projected benefit obligation at December 27, 2015 increased to

4.58% from 4.19% used at December 28, 2014. A decrease of 0.25% in the Company’s discount rate would have increased the 2015 projected benefit obligation by approximately $10.9 million. Pension plan assets are valued on the basis of their fair market value on the measurement date. These changes in the fair market value of plan assets impact the amount of future pension expense due to amortization of the unrecognized actuarial losses or gains.

Income Taxes

The Company’s annual income tax rate is based on its income, statutory tax rates, changes in prior tax positions and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and evaluates its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged and the Company is not successful in defending these challenges. These estimated liabilities, as well as the related interest, are adjusted in light of changing facts and circumstances such as the progress of a tax audit.

An estimated effective income tax rate is applied to the Company’s interim results. In the event there is a significant unusual or extraordinary item recognized in the Company’s interim results, the tax attributable to that item is separately calculated and recorded at the time. In addition, changes in judgment regarding likely outcomes related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2014, the Company recorded a net benefit of approximately $20.0 million associated with discrete tax events, primarily related to the completion of U.S. and Mexico tax examinations as well as certain other U.S. and foreign prior period tax adjustments. During 2014 the Company paid approximately $65.0 million to settle tax assessments and years subject to audit from 2000 through 2013 in Mexico. The Company incurred additional tax expense in 2014 of $6.9 million related to this settlement.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the consolidated financial statements or at a different amount than that which is recognized on the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheets. Deferred tax assets represent deductions that have been reflected in the consolidated financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s consolidated financial statements or income recognized in the consolidated financial statements that has not yet been recognized in the Company’s income tax return. Deferred income taxes have not been provided on most of the undistributed earnings of international subsidiaries as most of such earnings are indefinitely reinvested by the Company. In the event the Company determines that such earnings will not be indefinitely reinvested, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax rates of the international subsidiaries. At December 27, 2015, the difference between the tax in the United States and the applicable tax of the international subsidiaries on cumulative undistributed earnings was approximately $548.0 million.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,559.9 million in principal amount of long-term debt outstanding at December 27, 2015. Future payments required under these and other obligations as of December 27, 2015 are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt	$—	350.0	—	—	—	1,209.9	1,559.9
Interest payments on long-term debt	85.8	85.8	63.8	63.8	63.8	1,041.4	1,404.4
Operating lease commitments	32.8	26.7	24.3	21.6	12.9	15.5	133.8
Future minimum guaranteed contractual royalty payments	43.6	64.6	62.3	56.2	16.7	13.0	256.4
Tax sharing agreement[a]	6.4	6.7	7.0	7.6	8.0	49.1	84.8
Purchase commitments[b]	518.5	113.4	107.3	101.2	80.1	—	920.5

	$687.1	647.2	264.7	250.4	181.5	2,328.9	4,359.8

[a]

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

[b]

Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business as well as purchase commitments under a manufacturing agreement. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheets as of December 27, 2015.

Theatrical Contingencies

The table above excludes up to $70.0 million in guaranteed royalties related to the Company’s license agreement related to MARVEL as such amounts are contingent on the quantity and type of theatrical movie releases and may be payable during the next six years. The Company expects to pay approximately $40.0 million of these additional royalties in 2016 based on expected qualifying theatrical releases.

The table above also excludes $100.0 million in guaranteed royalties related to the Company’s license agreement related to STAR WARS as the amount and timing of such payments are due in accordance with the anticipated releases of new STAR WARS theatrical releases in 2017 and beyond.

Other Expected Future Payments

From time to time, the Company may be party to arrangements, contractual or otherwise, whereby the Company may not be able to estimate the ultimate timing or amount of the related payments. As such, these amounts have been excluded from the table above and described below.

•

The Company holds a 70% stake in Backflip and may be required to purchase the remaining 30% in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics. The Company does not know the ultimate timing of when these predetermined financial performance metrics may be met and, therefore, cannot currently estimate the purchase price of the remaining 30%.

•

Included in other liabilities in the consolidated balance sheets at December 27, 2015, the Company has a liability of $68.3 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.

•	The Company expects to make contributions totaling approximately $3.6 million related to its unfunded U.S. and other International pension plans in 2016.

•	At December 27, 2015, the Company had letters of credit and related instruments of approximately $24.5 million.

The Company believes that cash from operations and funds available through its commercial paper program or lines of credit will allow the Company to meet these and other obligations described above.

Financial Risk Management

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as the result of sourcing products priced in U.S. dollars and Hong Kong dollars while marketing and selling those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound sterling, Canadian dollar, Brazilian real, Russian ruble and Mexican peso and, to a lesser extent, other currencies in Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $124.6 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the value of the forecasted foreign currency transactions.

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

The Company reflects all derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At December 27, 2015, these contracts had net unrealized gains of $106.4 million, of which $73.0 million are recorded in prepaid expenses and other current assets, $34.7 million are recorded in other assets, ($1.1) million are recorded in accrued liabilities and ($0.2) million are recorded to other liabilities. Included in accumulated other comprehensive earnings at December 27, 2015 are deferred gains of $98.7 million, net of tax, related to these derivatives.

At December 27, 2015, the Company had fixed rate long-term debt of $1,559.9 million. Of this long-term debt, $600.0 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300.0 million of 3.15% Notes Due 2021 and $300.0 million of 5.10% Notes Due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at December 27, 2015 are deferred losses, net of tax, of $19.4 million related to these derivatives.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 39% of its consolidated net revenues in 2015 and 38% and 39% of its consolidated net revenues in 2014 and 2013, respectively. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2015, approximately 66% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.

Quick response inventory management practices being used by retailers result in orders increasingly placed for immediate delivery and fewer orders placed well in advance of shipment. Retailers are timing their orders so that they are filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s future revenues. In addition, the bankruptcy or other lack of success of one of the Company’s significant retailers could negatively impact the Company’s future revenues.

The effect of inflation on the Company’s operations during 2015 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the fiscal years in the three-year period ended December 27, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island

February 24, 2016

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 27, 2015 and December 28, 2014

(Thousands of Dollars Except Share Data)

	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$976,750	893,167
Accounts receivable, less allowance for doubtful accounts of $14,900 in 2015 and $15,900 in 2014	1,217,850	1,094,673
Inventories	384,492	339,572
Prepaid expenses and other current assets	286,506	316,093

Total current assets	2,865,598	2,643,505
Property, plant and equipment, net	237,527	237,489

Other assets
Goodwill	592,695	593,438
Other intangibles, net	280,807	324,528
Other	744,090	719,140

Total other assets	1,617,592	1,637,106

Total assets	$4,720,717	4,518,100

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$164,563	252,481
Accounts payable	241,210	212,549
Accrued liabilities	658,874	606,654

Total current liabilities	1,064,647	1,071,684
Long-term debt	1,547,115	1,545,853
Other liabilities	404,883	392,169

Total liabilities	3,016,645	3,009,706

Redeemable noncontrolling interests	40,170	42,730

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2015 and 2014	104,847	104,847
Additional paid-in capital	893,630	806,265
Retained earnings	3,852,321	3,630,072
Accumulated other comprehensive loss	(146,001)	(95,454)
Treasury stock, at cost, 84,899,200 shares in 2015 and 85,168,478 shares in 2014	(3,040,895)	(2,980,066)

Total shareholders’ equity	1,663,902	1,465,664

Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$4,720,717	4,518,100

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2015	2014	2013
Net revenues	$4,447,509	4,277,207	4,082,157

Costs and expenses
Cost of sales	1,677,033	1,698,372	1,672,901
Royalties	379,245	305,317	338,919
Product development	242,944	222,556	207,591
Advertising	409,388	420,256	398,098
Amortization of intangibles	43,722	52,708	78,186
Program production cost amortization	42,449	47,086	47,690
Selling, distribution and administration	960,795	895,537	871,679

Total expenses	3,755,576	3,641,832	3,615,064

Operating profit	691,933	635,375	467,093

Non-operating (income) expense
Interest expense	97,122	93,098	105,585
Interest income	(3,145)	(3,759)	(4,925)
Other (income) expense, net	(5,959)	6,048	14,611

Total non-operating expense, net	88,018	95,387	115,271

Earnings before income taxes	603,915	539,988	351,822
Income taxes	157,043	126,678	67,894

Net earnings	446,872	413,310	283,928
Net loss attributable to noncontrolling interests	(4,966)	(2,620)	(2,270)

Net earnings attributable to Hasbro, Inc.	$451,838	415,930	286,198

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$3.61	3.24	2.20

Diluted	$3.57	3.20	2.17

Cash dividends declared	$1.84	1.72	1.60

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Fiscal Years Ended in December

(Thousands of Dollars)

	2015	2014	2013
Net earnings	$446,872	413,310	283,928

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(95,694)	(65,970)	(11,104)
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(642)	1,900	—
Net gains (losses) on cash flow hedging activities, net of tax	86,155	47,600	(3,075)
Changes in unrecognized pension and postretirement amounts, net of tax	6,892	(51,206)	47,081
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(50,527)	3,402	(3,230)
Amortization of unrecognized pension and postretirement amounts	3,269	2,955	8,500

Other comprehensive earnings (loss)	(50,547)	(61,319)	38,172

Total comprehensive earnings	396,325	351,991	322,100
Total comprehensive loss attributable to noncontrolling interests	(4,966)	(2,620)	(2,270)

Total comprehensive earnings attributable to Hasbro, Inc.	$401,291	354,611	324,370

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2015	2014	2013
Cash flows from operating activities
Net earnings	$446,872	413,310	283,928
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	111,605	105,258	102,799
Amortization of intangibles	43,722	52,708	78,186
Program production cost amortization	42,449	47,086	47,690
Deferred income taxes	(18,954)	(9,755)	(19,183)
Stock-based compensation	53,880	36,152	21,272
Changes in operating assets and liabilities:
Increase in accounts receivable	(227,808)	(112,366)	(86,616)
Increase in inventories	(99,353)	(28,944)	(37,511)
Decrease (increase) in prepaid expenses and other current assets	83,124	30,760	(5,021)
Program production costs	(42,506)	(31,424)	(41,325)
Increase (decrease) in accounts payable and accrued liabilities	149,663	(957)	140,092
Other, including long-term advances	9,751	(47,417)	(83,179)

Net cash provided by operating activities	552,445	454,411	401,132

Cash flows from investing activities
Additions to property, plant and equipment	(142,022)	(113,388)	(112,031)
Investments and acquisitions, net of cash acquired	—	—	(110,698)
Cash proceeds from dispositions	18,632	64,400	—
Other	19,743	48,503	4,986

Net cash utilized by investing activities	(103,647)	(485)	(217,743)

Cash flows from financing activities
Net proceeds from borrowings with maturity greater than three months	—	559,986	—
Repayments of borrowings with maturity greater than three months	—	(425,000)	—
Net (repayments of) proceeds from other short-term borrowings	(87,310)	246,054	(215,273)
Purchases of common stock	(87,224)	(459,564)	(103,488)
Stock-based compensation transactions	43,322	60,519	118,122
Excess tax benefits from stock-based compensation	14,228	10,914	22,300
Dividends paid	(225,797)	(216,855)	(156,129)
Other	(3,676)	(7,010)	(6,541)

Net cash utilized by financing activities	(346,457)	(230,956)	(341,009)

Effect of exchange rate changes on cash	(18,758)	(12,252)	(9,632)

Increase (decrease) in cash and cash equivalents	83,583	210,718	(167,252)
Cash and cash equivalents at beginning of year	893,167	682,449	849,701

Cash and cash equivalents at end of year	$976,750	893,167	682,449

Supplemental information
Interest paid	$93,106	106,755	90,605

Income taxes paid	$144,137	182,158	88,189

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Treasury Stock	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
Balance, December 30, 2012	$104,847	655,943	3,354,545	(72,307)	(2,535,649)	$1,507,379	$—
Redeemable noncontrolling interest related to acquisition of Backflip Studios, LLC	—	—	—	—	—	—	48,000
Net earnings attributable to Hasbro, Inc.	—	—	286,198	—	—	286,198	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(2,270)
Other comprehensive earnings	—	—	—	38,172	—	38,172	—
Stock-based compensation transactions	—	57,070	—	—	83,324	140,394	—
Purchases of common stock	—	—	—	—	(102,505)	(102,505)	—
Stock-based compensation expense	—	21,168	—	—	104	21,272	—
Dividends declared	—	—	(208,567)	—	—	(208,567)	—
Distributions paid to noncontrolling owners	—	—	—	—	—	—	(285)

Balance, December 29, 2013	$104,847	734,181	3,432,176	(34,135)	(2,554,726)	$1,682,343	$45,445
Net earnings attributable to Hasbro, Inc.	—	—	415,930	—	—	415,930	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(2,620)
Other comprehensive loss	—	—	—	(61,319)	—	(61,319)	—
Stock-based compensation transactions	—	36,063	—	—	35,370	71,433	—
Purchases of common stock	—	—	—	—	(460,841)	(460,841)	—
Stock-based compensation expense	—	36,021	—	—	131	36,152	—
Dividends declared	—	—	(218,034)	—	—	(218,034)	—
Distributions paid to noncontrolling owners	—	—	—	—	—	—	(95)

Balance, December 28, 2014	$104,847	806,265	3,630,072	(95,454)	(2,980,066)	$1,465,664	$42,730
Net earnings attributable to Hasbro, Inc.	—	—	451,838	—	—	451,838	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(4,966)
Other comprehensive loss	—	—	—	(50,547)	—	(50,547)	—
Stock-based compensation transactions	—	33,558	—	—	23,992	57,550	—
Purchases of common stock	—	—	—	—	(84,894)	(84,894)	—
Stock-based compensation expense	—	53,807	—	—	73	53,880	—
Dividends declared	—	—	(229,589)	—	—	(229,589)	—
Net contributions received from noncontrolling owners	—	—	—	—	—	—	2,406

Balance, December 27, 2015	$104,847	893,630	3,852,321	(146,001)	(3,040,895)	$1,663,902	$40,170

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

Principles of Consolidation

The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interests in other companies are accounted for using the equity method. For those majority-owned subsidiaries that are not 100% owned by Hasbro, the interests of the minority owners are accounted for as noncontrolling interests.

All intercompany balances and transactions have been eliminated.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 were fifty-two week periods.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity to the Company of three months or less.

Marketable Securities

Included in marketable securities are investments in private investment funds. These investments are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and, due to the nature and business purpose of these investments, the Company has selected the fair value option which requires the Company to record the unrealized gains and losses on these investments in the consolidated statements of operations at the time they occur. Marketable securities also include common stock in a public company arising from a business relationship. This investment is also included in prepaid expenses and other current assets in the accompanying consolidated balance sheets; however, due to its nature and business purpose, the Company records unrealized gains and losses on this investment in accumulated other comprehensive loss in the consolidated balance sheets until it is sold at which point the realized gains or losses will be recognized in the consolidated statements of operations.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At December 27, 2015 and December 28, 2014, finished goods, net of the related obsolescence reserve comprised 98% and 94% of inventories, respectively. Following the sale of the Company’s manufacturing operations, finished goods are expected to continue to make up a substantial portion of inventories with the remaining balance comprised of certain raw materials or components sourced on behalf of the Company’s third party manufacturers.

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

The Company reviews its equity method investments for impairment on a periodic basis. If it has been determined that the fair value of the equity investment is less than its related carrying value and that this decline is other-than-temporary, the carrying value of the investment is adjusted downward to reflect these declines in value. The Company has one significant equity method investment, its 40% interest in a joint venture with Discovery Communications, Inc. (“Discovery”).

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

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The financial results and position of the redeemable noncontrolling interest are included in their entirety in the Company’s consolidated statements of operations and consolidated balance sheets. The value of the redeemable noncontrolling interests is presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. Earnings (losses) attributable to the noncontrolling interest

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

are presented as a separate line on the consolidated statements of operations which is necessary to identify those earnings specifically attributable to Hasbro.

Presently, the Company has one investment with a redeemable noncontrolling interest which is the Company’s 70% majority interest in Backflip Studios, LLC (“Backflip”). The Company may be required to purchase the remaining 30% in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics (the “metrics”). Because the Company does not know the ultimate timing that these metrics may be met and, thereby, cannot currently estimate the purchase price of the remaining 30%, the value reported reflects the fair value of the redeemable noncontrolling interest on the date of acquisition which has been adjusted for cumulative earnings (losses) attributable to the noncontrolling interest since the date of acquisition as well as capital contributions made by or distributions made to the noncontrolling interest since the acquisition.

Property, Plant and Equipment, Net

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

Property, plant and equipment, net is reviewed for impairment whenever events or circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value wherein the fair value is the appraised value. Furthermore, assets to be disposed of are carried at the lower of the net book value or their estimated fair value less disposal costs.

Goodwill and Other Intangibles, Net

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

During the fourth quarter of 2015, the Company performed a qualitative assessment with respect to goodwill associated with all but one of its reporting units and determined that it was not necessary to perform a quantitative assessment for the goodwill of these reporting units. The Company also performed quantitative two-step annual impairment tests related to its intangible assets with indefinite lives, as well as goodwill associated with Backflip, the Company’s majority owned mobile gaming reporting unit, in the fourth quarter of 2015 and no impairments were indicated as the estimated fair values were in excess of the carrying value of the related intangible assets or reporting units, as applicable.

The remaining intangibles having defined lives are being amortized over periods ranging from four to twenty years, primarily using the straight-line method. At December 27, 2015, approximately 7% of other intangibles, net are being amortized in proportion to actual and projected revenues.

The Company reviews other intangibles with defined lives for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value wherein that fair value is determined based on discounted cash flows.

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 27, 2015, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 27, 2015 also include long-term borrowings (see note 9 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 9, 12 and 16).

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (ASC 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to long-term debt to be presented in the balance sheet as a reduction to the carrying amount of the related debt liability, consistent with the presentation of discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, and is eligible for early adoption. The Company elected early adoption and deferred debt costs are presented as a reduction of long-term debt. Debt issuance costs of $14,042 have been reclassified in the consolidated balance sheet for December 28, 2014 to reflect this change in accounting principle.

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

The Company produces television programming for license to third parties. Revenues from the distribution of television and other programming are recorded when the use of the content may be directed by the distributor and when certain other conditions are met.

Revenue from product sales less related provisions for discounts, rebates and returns, as well as royalty, television programming and digital gaming revenues comprise net revenues in the consolidated statements of operations.

Costs of Sales

Cost of sales primarily consists of purchased materials, labor, tooling, manufacturing overheads and other inventory-related costs such as obsolescence.

Royalties

The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense when the related revenue is recognized in the consolidated statements of operations. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under the license, the non-recoverable portion of the guaranty is charged to expense at that time.

Advertising

Production costs of commercials are expensed in the fiscal year during which the production is first aired. The costs of other advertising and promotion programs are expensed in the fiscal year incurred.

Program Production Costs

The Company incurs costs in connection with the production of television programming and motion pictures. These costs are capitalized by the Company as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of such period related to the program. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates.

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2015, 2014 and 2013, these costs were $159,854, $157,326 and $155,316, respectively, and are included in selling, distribution and administration expenses.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (ASC 740), which simplifies the presentation of deferred income taxes by removing the requirement to bifurcate deferred income tax assets and liabilities between current and non-current. While ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, it is eligible for early adoption. The Company elected early adoption and deferred income tax assets and liabilities are presented as non-current in the consolidated balance sheets. This adoption was applied retrospectively and $75,595 has been reclassified from prepaid expenses and other current assets to other assets and $3,250 has been reclassified from accrued liabilities to other liabilities in the consolidated balance sheet as of December 28, 2014.

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

Pension Plans, Postretirement and Postemployment Benefits

Pension expense and related amounts in the consolidated balance sheets are based on actuarial computations of current and future benefits. Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. In 2016, the Company expects to contribute approximately $3,600 to its pension plans. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. It also has several plans covering certain groups of employees, which may

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.

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

The Company records all derivatives, such as foreign currency exchange contracts, on the consolidated balance sheets at fair value. Changes in the derivative fair values that are designated as cash flow hedges and are effective are deferred and recorded as a component of Accumulated Other Comprehensive (Loss) Earnings (“AOCE”) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the consolidated statements of operations. The Company uses derivatives to economically hedge intercompany loans denominated in foreign currencies. The Company does not use hedge accounting for these contracts as changes in the fair value of these contracts are substantially offset by changes in the fair value of the intercompany loans.

Prior to the issuance of the Notes Due 2021 and Notes Due 2044, the Company entered into a forward-starting interest rate swap contract to hedge the anticipated U.S. Treasury interest rates on the anticipated debt

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

issuance. These instruments, which were designated and effective as hedges, were terminated on the date of the related debt issuance and the then fair value of these instruments was recorded to AOCE and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt.

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. There were no antidilutive stock options or restricted stock unit awards to exclude from the diluted earnings per share calculation in 2015. Options and restricted stock unit awards totaling 674 and 760 for 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 27, 2015 is as follows:

	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$451,838	451,838	415,930	415,930	286,198	286,198

Average shares outstanding	125,006	125,006	128,411	128,411	130,186	130,186
Effect of dilutive securities:
Options and other share-based awards	—	1,682	—	1,475	—	1,602

Equivalent shares	125,006	126,688	128,411	129,886	130,186	131,788

Net earnings attributable to Hasbro, Inc. per share	$3.61	3.57	3.24	3.20	2.20	2.17

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(2)    Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the three years ended December 27, 2015.

	2015	2014	2013
Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$(11,190)	8,259	(511)
Tax benefit (expense) on unrealized holding gains	364	(1,077)	—
Tax benefit (expense) on unrecognized pension and postretirement amounts	(928)	23,869	(25,193)
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	5,435	(2,488)	946
Tax (benefit) expense on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(1,861)	(1,327)	(4,275)

Total tax effect on other comprehensive earnings (loss)	$(8,180)	27,236	(29,033)

In 2015, 2014 and 2013, net gains on cash flow hedging activities reclassified to earnings, net of tax, included gains of $1,111, $58 and $168, respectively, as a result of hedge ineffectiveness.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2015
Balance at December 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)
Current period other comprehensive earnings (loss)	6,892	86,155	(642)	(95,694)	(3,289)
Reclassifications from AOCE to earnings	3,269	(50,527)	—	—	(47,258)

Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)

2014
Balance at December 29, 2013	$(64,841)	(7,313)	—	38,019	(34,135)
Current period other comprehensive earnings (loss)	(51,206)	47,600	1,900	(65,970)	(67,676)
Reclassifications from AOCE to earnings	2,955	3,402	—	—	6,357

Balance at December 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)

2013
Balance at December 30, 2012	$(120,422)	(1,008)	—	49,123	(72,307)
Current period other comprehensive earnings (loss)	47,081	(3,075)	—	(11,104)	32,902
Reclassifications from AOCE to earnings	8,500	(3,230)	—	—	5,270

Balance at December 29, 2013	$(64,841)	(7,313)	—	38,019	(34,135)

At December 27, 2015, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $98,680 in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2015 or forecasted to be purchased from 2016 through 2020, intercompany expenses expected to be paid or received during 2016 and 2017 and cash receipts for sales made at the end of 2015 or forecasted to be made in 2016. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At December 27, 2015,

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

deferred losses, net of tax, of $19,363 related to these instruments remained in AOCE. For the years ended December 27, 2015 and December 28, 2014, losses, net of tax of $1,148 and $1,156, respectively, were reclassified from AOCE to net earnings.

Of the net deferred gains included in AOCE at December 27, 2015, the Company expects approximately $63,181 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

See notes 14 and 16 for additional discussion on reclassifications from AOCE to earnings.

(3)    Property, Plant and Equipment

	2015	2014
Land and improvements	$3,954	6,784
Buildings and improvements	176,982	234,149
Machinery, equipment and software	350,471	447,434

	531,407	688,367
Less accumulated depreciation	363,601	508,600

	167,806	179,767
Tools, dies and molds, net of accumulated depreciation	69,721	57,722

Total property, plant and equipment, net	$237,527	237,489

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred.

(4)    Goodwill and Intangibles

Goodwill

Changes in the carrying amount of goodwill, by operating segment, for the years ended December 27, 2015 and December 28, 2014 are as follows:

	U.S. and Canada	International	Entertainment and Licensing	Total
2015
Balance at December 28, 2014	$296,978	170,853	125,607	593,438
Foreign exchange translation	—	(743)	—	(743)

Balance at December 27, 2015	$296,978	170,110	125,607	592,695

2014
Balance at December 29, 2013	$296,978	171,736	125,607	594,321
Foreign exchange translation	—	(883)	—	(883)

Balance at December 28, 2014	$296,978	170,853	125,607	593,438

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company performs an annual impairment test on goodwill. This annual impairment test is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. For the three fiscal years ended December 27, 2015, no such events occurred. Entertainment and Licensing goodwill includes $119,111 related to the Company’s 70% interest in Backflip Studios, LLC (“Backflip”), a mobile game developer based in Boulder, Colorado. Should Backflip not achieve its profitability and growth targets, including anticipated game releases in 2016, the carrying value of this reporting unit may become impaired.

The Company completed its annual impairment tests of goodwill in the fourth quarters of 2015, 2014 and 2013 concluding that there was no impairment of its goodwill.

Other Intangibles, Net

A summary of the Company’s other intangibles, net at December 27, 2015 and December 28, 2014:

	2015	2014
Acquired product rights	$789,781	789,781
Licensed rights of entertainment properties	256,555	256,555
Accumulated amortization	(841,267)	(797,546)

Amortizable intangible assets	205,069	248,790
Product rights with indefinite lives	75,738	75,738

Total other intangibles, net	$280,807	324,528

Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarters of each year or when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its annual impairment tests of indefinite-lived intangible assets in the fourth quarter of 2015, 2014, and 2013 concluding that there was no impairment of these assets. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangibles, net in the accompanying consolidated balance sheets.

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

2016	$35,000
2017	29,000
2018	21,000
2019	40,000
2020	40,000

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(5)    Equity Method Investment

The Company owns an interest in a joint venture, Discovery Family Channel (the “Network”), with Discovery Communications, Inc. (“Discovery”). The Company has determined that it does not meet the control requirements to consolidate the Network and accounts for the investment using the equity method of accounting. The Network was established to create a cable television network in the United States dedicated to high-quality children’s and family entertainment. In October 2009, the Company purchased an initial 50% share in the Network for a payment of $300,000 and certain future tax payments based on the value of certain tax benefits expected to be received by the Company. On September 23, 2014, the Company and Discovery amended their relationship with respect to the Network and Discovery increased its equity interest in the Network to 60% while the Company retained a 40% equity interest in the Network. The change in equity interests was accomplished partly through a redemption of interests owned by the Company and partly through the purchase of interests by Discovery from the Company. In connection with this reduction in its equity ownership the Company was paid a cash purchase price of $64,400 by Discovery. In connection with the restructuring of the Network in 2014, the Company recognized a net expense of $28,326, which includes a charge resulting from an option agreement and the Company’s share of severance charges and programming write-downs recognized by the Network, partially offset by a gain from the reduction of amounts due to Discovery under a tax sharing agreement and is primarily included in other (income) expense, net in the consolidated statements of operations.

In connection with the amendment, the Company and Discovery entered into an option agreement related to the Company’s remaining 40% ownership in the Network, exercisable during the one-year period following December 31, 2021. The exercise price of the option agreement is based upon 80% of the then fair market value of the Network, subject to a fair market value floor. In connection with the amendment, the Company recorded a charge in other expense in the third quarter of 2014, related to the then fair market value of the option agreement totaling $25,590. At December 27, 2015, and December 28, 2014, the fair market value of this agreement was $28,360 and $25,340, respectively and was included as a component of other liabilities related to the fair value of this option agreement. During 2015 and 2014, the Company recorded losses (gains) of $3,020 and $(250) in other expense, net relating to the change in value of this agreement.

As a result of the reduction in the Company’s ownership in the Network, the Company also received a benefit from a reduction in amounts due to Discovery under the existing tax sharing agreement. The present value of the expected future payments at the acquisition date totaled approximately $67,900 and was recorded as a component of the Company’s investment in the joint venture. For the year ended December 28, 2014 the Company recorded a net benefit in other expense related to the reduction in the amounts due to Discovery under the tax sharing agreement totaling $12,834. The balance of the associated liability, including imputed interest, was $54,521 and $55,107 at December 27, 2015 and December 28, 2014, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets. During 2015, 2014 and 2013, the Company made payments under the tax sharing agreement to Discovery of $4,971, $7,010 and $6,541, respectively.

The Company has a license agreement with the Network that requires the payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license includes a minimum royalty guarantee of $125,000, which was paid in 5 annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 10-year period. The last payment was made in 2013 and is included in other, including long-term advances in the consolidated statements of cash flows. In connection with the 2014 amendment, the terms of this license were modified resulting in a benefit recorded to royalties totaling $2,328 in the consolidated statements of operations. As of December 27, 2015 and December 28, 2014, the Company had $77,482 and $89,328 of prepaid royalties, respectively, related to this agreement, $14,235 and $12,207, respectively, of which are included in prepaid expenses and other current assets and $63,247 and $77,121, respectively, of which are included in other assets.

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

As of December 27, 2015 and December 28, 2014 the Company’s investment in the Network totaled $242,932 and $244,587, respectively. The Company’s share in the (earnings) loss of the Network for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 totaled $(19,045), $9,187 and $2,386, respectively and is included as a component of other (income) expense, net in the accompanying consolidated statements of operations. In 2014, the Company’s share in the loss of the Network included charges related to its restructuring totaling $17,278. The Company also enters into certain other transactions with the Network including the licensing of television programming and the purchase of advertising. During 2015, 2014 and 2013, these transactions were not material.

(6)    Program Production Costs

Program production costs are included in other assets and consist of the following at December 27, 2015 and December 28, 2014:

	2015	2014
Television programming
Released, less amortization	$33,730	41,742
In production	36,092	24,607
Pre-production	84	1,841
Theatrical programming
In production	5,640	—

Total program production costs	$75,546	68,190

Based on management’s total revenue estimates at December 27, 2015, 92% of the unamortized television programming costs relating to released productions are expected to be amortized during the next three years. Based on current estimates, the Company expects to amortize approximately $22,500 of the $33,730 of released programs during fiscal 2016.

(7)    Financing Arrangements

At December 27, 2015, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $700,000 and $131,000, respectively. All of the short-term borrowings outstanding at the end of 2015 and 2014 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 27, 2015 and December 28, 2014 were 3.97% and 3.80%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 27, 2015. During 2015, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowings under lines of credit and utilization of its commercial paper program discussed below.

The unsecured committed line of credit, as amended on March 30, 2015 (the “Agreement”), provides the Company with a $700,000 committed borrowing facility through March 30, 2020. The Agreement contains

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 27, 2015.

The Company pays a commitment fee (0.15% as of December 27, 2015) based on the unused portion of the facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, Prime Rate or Eurocurrency Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 27, 2015, the interest rate under the facility was equal to Eurocurrency Rate plus 1.25%.

The Company has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 27, 2015, the Company had notes outstanding under the Program of $160,000 with a weighted average interest rate of 0.61%. At December 28, 2014, the Company had notes outstanding under the Program of $239,993 with a weighted average interest rate of 0.44%.

(8)    Accrued Liabilities

Components of accrued liabilities are as follows:

	2015	2014
Royalties	$127,557	83,217
Advertising	60,196	78,530
Payroll and management incentives	93,578	82,774
Dividends	57,406	53,619
Other	320,137	308,514

Total accrued liabilities	$658,874	606,654

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(9)    Long-Term Debt

Components of long-term debt are as follows:

	2015		2014
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	556,300	500,000	617,700
6.30% Notes Due 2017	350,000	374,045	350,000	387,660
5.10% Notes Due 2044	300,000	286,710	300,000	316,980
3.15% Notes Due 2021	300,000	300,060	300,000	302,700
6.60% Debentures Due 2028	109,895	121,269	109,895	128,698

Total long-term debt	1,559,895	1,638,384	1,559,895	1,753,738
Less: Deferred debt expenses	12,780	—	14,042	—

Long-term debt	$1,547,115	1,638,384	1,545,853	1,753,738

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

Interest rates for the 6.30% Notes Due 2017 may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 27, 2015, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Rating Services and Fitch Ratings were Baa2, BBB, and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem these notes at its option at the greater of the principal amount of these notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

At December 27, 2015, as detailed above, the Company’s 6.30% Notes mature in 2017. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2020. The aggregate principal amount of long-term debt maturing in the next five years is $350,000.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(10)    Income Taxes

Income taxes attributable to earnings before income taxes are:

	2015	2014	2013
Current
United States	$101,591	70,390	12,760
State and local	3,352	3,134	1,677
International	71,054	62,909	72,640

	175,997	136,433	87,077

Deferred
United States	(13,771)	(15,448)	(10,751)
State and local	(472)	(530)	(368)
International	(4,711)	6,223	(8,064)

	(18,954)	(9,755)	(19,183)

Total income taxes	$157,043	126,678	67,894

Certain income tax (benefits) expenses, not reflected in income taxes in the consolidated statements of operations totaled $(5,434) in 2015, $(38,223) in 2014 and $6,733 in 2013 which relate primarily to stock compensation and pensions. In 2015, 2014 and 2013, the deferred tax portion of the total (benefit) expense was $8,180, $(27,236) and $29,033, respectively.

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows. Certain prior year amounts have been reclassified to conform with current year presentation.

	2015	2014	2013
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.3	0.3	0.3
Tax on international earnings	(15.6)	(6.4)	(13.6)
Change in unrecognized tax benefits	4.3	(5.7)	(1.5)
Other, net	2.0	0.3	(0.9)

	26.0%	23.5%	19.3%

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2015	2014	2013
United States	$155,120	190,769	54,424
International	448,795	349,219	297,398

Total earnings before income taxes	$603,915	539,988	351,822

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 27, 2015 and December 28, 2014 are:

	2015	2014
Deferred tax assets:
Accounts receivable	$23,568	20,874
Inventories	15,168	14,698
Loss and credit carryforwards	28,893	32,393
Operating expenses	43,029	48,998
Pension	49,746	53,789
Other compensation	62,587	48,498
Postretirement benefits	9,253	10,092
Interest rate hedge	10,937	11,638
Tax sharing agreement	18,379	18,840
Other	31,441	27,817

Gross deferred tax assets	293,001	287,637
Valuation allowance	(23,593)	(26,319)

Net deferred tax assets	269,408	261,318

Deferred tax liabilities:
Depreciation and amortization of long-lived assets	53,755	59,895
Equity method investment	8,205	2,001
Other	16,632	13,447

Deferred tax liabilities	78,592	75,343

Net deferred income taxes	$190,816	185,975

Hasbro has a valuation allowance for certain deferred tax assets at December 27, 2015 of $23,593, which is a decrease of $2,726 from $26,319 at December 28, 2014. The valuation allowance pertains to certain U.S. state and international loss and credit carryforwards, some of which have no expiration and others that would expire beginning in 2016.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.

At December 27, 2015 and December 28, 2014, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2015	2014
Other assets	$199,563	193,875
Other liabilities	(8,747)	(7,900)

Net deferred income taxes	$190,816	185,975

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 is as follows:

	2015	2014	2013
Balance at beginning of year	$35,416	55,459	103,067
Gross increases in prior period tax positions	491	34,225	8,677
Gross decreases in prior period tax positions	(1,773)	(1,510)	(33,181)
Gross increases in current period tax positions	32,547	8,470	10,353
Decreases related to settlements with tax authorities	(355)	(58,652)	(31,478)
Decreases from the expiration of statute of limitations	(2,777)	(2,576)	(1,979)

Balance at end of year	$63,549	35,416	55,459

If the $63,549 balance as of December 27, 2015 is recognized, approximately $59,000 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax and other assets.

During 2015, 2014, and 2013 the Company recognized $1,422, $3,134 and $4,634, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 27, 2015, December 28, 2014 and December 29, 2013, the Company had accrued potential interest and penalties of $4,778, $4,042 and $24,547, respectively.

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

During 2014, as a result of amending 2010 through 2012 U.S. federal income tax returns and making similar adjustments identified in the completion of the 2008 and 2009 U.S. Internal Revenue Service examinations, the Company recognized $12,159 of previously accrued unrecognized tax benefits including the reversal of related accrued interest, primarily related to the deductibility of certain expenses. Of this amount, $324 was recorded as a reduction of deferred tax assets and the remainder as a reduction to income tax expense. The total income tax benefit from the amended returns, including other adjustments, was $13,480 during the first quarter of 2014. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for indefinite reinvestment is approximately $2,219,000 at December 27, 2015. In the event that all international undistributed earnings were remitted to the United States, the amount of incremental taxes would be approximately $548,000.

(11)    Capital Stock

In February 2015 the Company’s Board of Directors authorized the repurchases of up to $500,000 in common stock after seven previous authorizations dated May 2005, July 2006, August 2007, February 2008, April 2010, May 2011 and August 2013 with a cumulative authorized repurchase amount of $3,325,000 were fully utilized. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2015, the Company repurchased 1,248 shares at an average price of $68.01. The total cost of these repurchases, including transaction costs, was $84,894. At December 27, 2015, $479,283 remained under the current authorizations.

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

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments. At December 27, 2015 and December 28, 2014, these investments totaled $22,539 and $23,560, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net (losses) gains of $(682), $889 and $152 on these investments in other (income) expense, net for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively, relating to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 27, 2015 and December 28, 2014, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 27, 2015
Assets:
Available-for-sale securities	$26,015	3,476	11,247	11,292
Derivatives	107,634	—	107,634	—

Total assets	$133,649	3,476	118,881	11,292

Liabilities:
Derivatives	$1,240	—	1,240	—
Option agreement	28,360	—	—	28,360

Total Liabilities	$29,600	—	1,240	28,360

December 28, 2014
Assets:
Available-for-sale securities	$28,042	4,482	17,773	5,787
Derivatives	69,148	—	69,148	—

Total assets	$97,190	4,482	86,921	5,787

Liabilities:
Derivatives	$2,591	—	2,591	—
Option agreement	25,340	—	—	25,340

Total Liabilities	$27,931	—	2,591	25,340

Available-for-sale securities include equity securities of one company quoted on an active public market as well as certain investments valued at net asset values quoted on private markets that are not active. These net asset values are predominantly based on underlying investments which are traded on an active market; investments are redeemable within 45 days. The Company also holds an available-for-sale investment which invests in hedge funds which contain financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that these estimates are the best information available for use in the fair value of this investment. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at December 27, 2015 and December 28, 2014 is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2015.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2015	2014
Balance at beginning of year	$(19,553)	5,484
Purchases	7,600	—
Sales	(7,924)	—
Issuance of option agreement	—	(25,590)
Net gains from change in fair value	2,809	553

Balance at end of year	$(17,068)	(19,553)

(13)    Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 11,217 shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.

Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 was $53,880, $36,152 and $21,272, respectively, and was recorded as follows:

	2015	2014	2013
Cost of sales	$366	395	152
Product development	3,527	3,874	1,767
Selling, distribution and administration	49,987	31,883	19,353

	53,880	36,152	21,272
Income tax benefit	13,489	11,745	7,065

	$40,391	24,407	14,207

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following table represents total compensation expense by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employee members of its Board of Directors, for the years ended December 27, 2015, December 28, 2014 and December 29, 2013:

	2015	2014	2013
Stock performance awards	$27,960	11,315	815
Restricted stock units	19,052	15,643	8,732
Stock options	5,419	7,473	8,849
Non-employee awards	1,449	1,834	1,560
Cash-settled restricted stock units	—	(113)	1,316

	53,880	36,152	21,272
Income tax benefit	13,489	11,745	7,065

	$40,391	24,407	14,207

Stock Performance Awards

In 2015, 2014 and 2013, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative diluted earnings per share and cumulative net revenue targets over the three fiscal years ended December 2017, December 2016, and December 2015 for the 2015, 2014 and 2013 awards, respectively. Each 2014 and 2013 Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets while the 2015 Stock Performance Awards include an additional return on invested capital target for certain employees in addition to the diluted earnings per share and revenue targets. The ultimate amount of the award may vary, depending on actual results. The 2013, 2014 and 2015 Awards may vary from 0% to 200% of the target number of shares.

Information with respect to Stock Performance Awards for 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Outstanding at beginning of year	655	943	1,019
Granted	362	322	358
Forfeited	(25)	(32)	(101)
Cancelled	—	(578)	(333)
Vested	—	—	—

Outstanding at end of year	992	655	943

Weighted average grant-date fair value:
Granted	$61.85	52.11	47.21
Forfeited	$53.45	43.21	40.24
Cancelled	$—	36.14	45.66
Vested	$—	—	—
Outstanding at end of year	$53.17	49.57	40.24

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Shares granted in 2015 include 90 shares related to the 2013 award, reflecting an increase in the ultimate amount of shares to be issued based on the Company’s actual results during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2015. Shares cancelled in 2014 and 2013 represent the cancellation of the Stock Performance Awards granted during 2012 and 2011, respectively, based on failure to meet the targets set forth by the agreement.

During 2015, 2014 and 2013, the Company recognized $27,960, $11,315 and $815, respectively, of expense relating to these awards. Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. In the fourth quarter of 2013, it was determined that it was no longer probable that the minimum targets would be met for certain Stock Performance Awards grants and, as a result, all previously recognized expense totaling $7,046 related to these awards was reversed. At December 27, 2015, the amount of total unrecognized compensation cost related to these awards is approximately $20,410 and the weighted average period over which this will be expensed is 19 months.

Restricted Stock Units

The Company on occasion will issue restricted stock or grant restricted stock units to certain key employees. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally between three and five years. During 2015, 2014 and 2013, the Company recognized compensation expense, net of forfeitures, on these awards of $19,052, $15,643 and $8,732, respectively. At December 27, 2015, the amount of total unrecognized compensation cost related to restricted stock units is $28,566 and the weighted average period over which this will be expensed is 22 months.

In October 2012, as part of an Amended and Restated Employment Agreement, the Company’s Chief Executive Officer was awarded 587 shares to be granted in two tranches across 2013 and 2014. As of May 2013, both tranches met the accounting definition for grant date and, as such, are being expensed from 2013 through 2017. Expenses related to 2014 and 2013 are included in the aforementioned recognized and unrecognized compensation costs related to restricted stock units. 468 shares of this award are considered granted in 2013 while the remaining 119 shares were granted in February 2014. These awards provide the recipient with the ability to earn shares of the Company’s common stock based on the Company’s achievement of four stated stock price hurdles and continued employment through December 31, 2017. At the completion of the service period, the recipient will receive one quarter of the award for each stock price hurdle achieved after April 24, 2013. The four stock price hurdles are $45, $52, $56 and $60 which must be met for a period of at least thirty days using the average closing price over such period. In August 2014, the Amended and Restated Employment Agreement was further amended to include additional requirements. Specifically, if the third and fourth stock price hurdles are achieved, the number of shares ultimately issued will be dependent on the average stock price for the thirty day period immediately prior to December 31, 2017. This amendment did not result in any incremental fair value to the award which is used to record compensation expense for the award.

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

Excluding the aforementioned award for 587 shares, information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Outstanding at beginning of year	937	702	296
Granted	254	281	451
Forfeited	(52)	(39)	(44)
Vested	(184)	(7)	(1)

Outstanding at end of year	955	937	702

Weighted average grant-date fair value:
Granted	$62.95	52.06	45.16
Forfeited	$51.57	44.44	40.40
Vested	$39.87	41.19	33.62
Outstanding at end of year	$51.22	45.74	43.10

Stock Options

Information with respect to stock options for the three years ended December 27, 2015 is as follows:

	2015	2014	2013
Outstanding at beginning of year	4,186	5,543	9,283
Granted	549	684	776
Exercised	(1,280)	(1,951)	(4,377)
Expired or forfeited	(10)	(90)	(139)

Outstanding at end of year	3,445	4,186	5,543

Exercisable at end of year	2,208	2,374	3,144

Weighted average exercise price:
Granted	$61.77	52.11	47.21
Exercised	$37.54	31.07	26.99
Expired or forfeited	$46.38	39.85	39.59
Outstanding at end of year	$46.41	41.68	36.63
Exercisable at end of year	$41.36	38.90	33.22

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

With respect to the 3,445 outstanding options and 2,208 options exercisable at December 27, 2015, the weighted average remaining contractual life of these options was 3.76 years and 2.84 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 27, 2015 was $73,115 and $57,988, respectively. Substantially all unvested outstanding options are expected to vest.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2015, 2014 and 2013 was $9.29, $8.40 and $6.94, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2015, 2014 and 2013:

	2015	2014	2013
Risk-free interest rate	1.34%	1.42%	0.62%
Expected dividend yield	2.98%	3.30%	3.39%
Expected volatility	23%	26%	26%
Expected option life	5 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2015, 2014 and 2013 were $41,906, $44,890 and $89,534, respectively.

At December 27, 2015, the amount of total unrecognized compensation cost related to stock options was $6,220 and the weighted average period over which this will be expensed is 20 months.

Non-Employee Awards

In 2015, 2014 and 2013, the Company granted 20, 34 and 33 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 16 shares from the 2015 grant, 26 shares from the 2014 grant and 28 shares from the 2013 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,449 was recorded in selling, distribution and administration expense in the year ended December 27, 2015, $1,834 in the year ended December 28, 2014 and $1,560 in the year ended December 29, 2013.

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

Expenses related to the Company’s defined benefit pension and defined contribution plans for 2015, 2014 and 2013 were approximately $36,000, $34,300 and $35,900, respectively. Of these amounts, $26,600, $28,100 and $23,000, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

United States Plans

Prior to 2008, substantially all United States employees were covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees, were based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. Of these remaining plans, the plan covering union employees is also funded. In 2007, for the two major plans covering its non-union employees, the Company froze benefits being accrued effective at the end of December 2007. Following the August 2015 sale of its manufacturing facility in East Longmeadow, MA, the Company elected to freeze benefits related to its major plan covering union employees.

At December 27, 2015, the measurement date, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $66,980 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $34,751. At December 28, 2014 the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $73,398 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $37,660.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 27, 2015 and December 28, 2014.

	Pension		Postretirement
	2015	2014	2015	2014
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$383,068	332,774	28,017	27,174
Service cost	1,918	1,824	567	543
Interest cost	15,683	16,209	1,154	1,337
Actuarial (gain) loss	(17,968)	59,640	(741)	796
Curtailment	660	—	(746)	—
Benefits paid	(20,202)	(25,690)	(2,004)	(1,833)
Expenses paid	(2,099)	(1,689)	—	—

Projected benefit obligation — ending	$361,060	383,068	26,247	28,017

Accumulated benefit obligation — ending	$361,060	383,068	26,247	28,017

Change in Plan Assets
Fair value of plan assets — beginning	$272,010	273,337	—	—
Actual return on plan assets	(3,414)	20,385	—	—
Employer contribution	13,034	5,667	—	—
Benefits paid	(20,202)	(25,690)	—	—
Expenses paid	(2,099)	(1,689)	—	—

Fair value of plan assets — ending	$259,329	272,010	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(361,060)	(383,068)	(26,247)	(28,017)
Fair value of plan assets	259,329	272,010	—	—

Funded status	(101,731)	(111,058)	(26,247)	(28,017)
Unrecognized net loss	120,482	123,968	41	782
Unrecognized prior service cost (credit)	—	187	—	(3,401)

Net amount recognized	$18,751	13,097	(26,206)	(30,636)

Accrued liabilities	$(2,663)	(2,990)	(1,800)	(2,100)
Other liabilities	(99,068)	(108,068)	(24,447)	(25,917)
Accumulated other comprehensive earnings (loss)	120,482	124,155	41	(2,619)

Net amount recognized	$18,751	13,097	(26,206)	(30,636)

In fiscal 2016, the Company expects amortization of unrecognized net losses related to its defined benefit pension plans of $7,361 to be included as a component of net periodic benefit cost. The Company does not expect amortization in 2016 related to its postretirement plan.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2015	2014
Pension
Weighted average discount rate	4.58%	4.19%
Mortality table	RP-2014/Scale BB	RP-2014/Scale BB
Postretirement
Discount rate	4.64%	4.23%
Health care cost trend rate assumed for next year	7.00%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2021	2020

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset class and fair value hierarchy level (as described in note 12) as of December 27, 2015 and December 28, 2014 are as follows:

	Fair Value	Fair value measurements using:
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015:
Equity:
Large Cap	$27,600	27,600	—	—
Small Cap	24,300	24,300	—	—
International	37,500	—	37,500	—
Other	2,500	—	—	2,500
Fixed Income	122,600	—	122,600	—
Total Return Fund	27,700	—	27,700	—
Cash Equivalents	17,100	—	17,100	—

	$259,300	51,900	204,900	2,500

2014:
Equity:
Large Cap	$14,100	14,100	—	—
Small Cap	18,000	18,000	—	—
International	34,300	—	34,300	—
Other	36,400	—	—	36,400
Fixed Income	132,100	—	110,100	22,000
Total Return Fund	28,600	—	28,600	—
Cash Equivalents	8,500	—	8,500	—

	$272,000	32,100	181,500	58,400

Level 1 assets consist of investments traded on active markets that are valued using published closing prices. The Plans’ Level 2 assets primarily consist of investments in common and collective trusts as well as

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

other private investment funds that are valued using the net asset values provided by the trust or fund. Although these trusts and funds are not traded in an active market with quoted prices, the investments underlying the net asset value are based on quoted prices. The Company believes that these investments could be sold at amounts approximating the net asset values provided by the trust or fund. The Plans’ Level 3 assets consist of an investment in a hedge fund which is valued using the net asset value provided by the investment manager as well as an investment in a public-private investment fund which is also valued using the net asset value provided by the investment manager. The hedge fund contains investments in financial instruments that are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The public-private investment fund, which is included in fixed income investments above, invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. These securities are valued using certain estimates which are considered unobservable in that they reflect the investment manager’s own assumptions about the inputs that market participants would use in pricing the asset. The Company believes that the net asset value is the best information available for use in the fair value measurement of this fund. Of the activity in Level 3 assets for 2015, $200 relates to purchases of investments, $59,800 relates to sales and capital distributions, $3,600 relates to realized gains on assets sold during the period and $740 relates to the unrealized gains on plan assets still held at December 27, 2015.

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

The Plans’ asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plans’ liabilities. The shared long-term total return goal, presently 7.00%, includes income plus realized and unrealized gains and/or losses on the Plans’ assets. Utilizing generally accepted diversification techniques, the Plans’ assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plans’ long-term obligations to employees. The Company’s asset allocation includes alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity, total return fund and fixed income asset categories at December 27, 2015 and December 28, 2014. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following is a detail of the components of the net periodic benefit cost for the three years ended December 27, 2015.

	2015	2014	2013
Components of Net Periodic Cost
Pension
Service cost	$1,918	1,824	2,579
Interest cost	15,683	16,209	15,597
Expected return on assets	(18,538)	(18,631)	(17,761)
Amortization of prior service cost	65	98	98
Amortization of actuarial loss	7,468	3,351	7,070
Curtailment/settlement losses	781	—	6,993

Net periodic benefit cost	$7,377	2,851	14,576

Postretirement
Service cost	$567	543	750
Interest cost	1,154	1,337	1,380
Amortization of actuarial (gain) loss	(304)	(457)	(264)
Curtailment gain	(3,842)	—	—

Net periodic benefit cost (income)	$(2,425)	1,423	1,866

See note 17 for additional information on the 2015 curtailment (gain) loss.

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2015	2014	2013
Pension
Weighted average discount rate	4.22%	5.02%	4.49%
Long-term rate of return on plan assets	7.00%	7.00%	7.00%
Postretirement
Discount rate	4.49%	5.11%	4.34%
Health care cost trend rate assumed for next year	6.50%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 27, 2015 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 1.5%.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan for the next five years subsequent to 2015 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2016	$19,501	1,850
2017	20,036	1,657
2018	20,576	1,615
2019	20,955	1,553
2020	21,249	1,504
2021-2025	115,117	6,934

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 27, 2015 and December 28, 2014, the defined benefit plans had total projected benefit obligations of $112,799 and $147,528, respectively, and fair values of plan assets of $85,752 and $102,375, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $2,769, $3,363 and $4,085 in 2015, 2014 and 2013, respectively. In fiscal 2016, the Company expects amortization of $(39) of prior service costs, $1,077 of unrecognized net losses and $2 of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2015 and in the aggregate for the five years thereafter are as follows: 2016: $1,647; 2017: $1,792; 2018: $1,974; 2019: $2,122; 2020: $2,251; and 2021 through 2025: $14,493.

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

(15)    Leases

Hasbro occupies offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2015, 2014 and 2013 amounted to $45,592, $47,026 and $44,511, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2015 and in the aggregate thereafter are as follows: 2016: $32,784; 2017: $26,683; 2018: $24,331; 2019: $21,640; 2020: $12,921; and thereafter: $15,480.

All leases expire prior to the end of 2025. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2016.

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

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in years 2016 through 2020.

At December 27, 2015 and December 28, 2014, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2015		2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$1,380,488	108,521	863,232	69,049
Sales	97,350	803	139,946	829
Royalties and Other	54,360	(1,886)	51,213	(1,008)

Total	$1,532,198	107,438	1,054,391	68,870

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 27, 2015 and December 28, 2014 as follows:

	2015	2014
Prepaid expenses and other current assets
Unrealized gains	$78,910	46,594
Unrealized losses	(5,932)	(11,508)

Net unrealized gain	$72,978	35,086

Other assets
Unrealized gains	$35,366	34,234
Unrealized losses	(710)	(172)

Net unrealized gain	$34,656	34,062

Accrued liabilities
Unrealized gains	$—	447
Unrealized losses	—	(725)

Net unrealized loss	$—	(278)

Other liabilities
Unrealized gains	$241	—
Unrealized losses	(437)	—

Net unrealized loss	$(196)	—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 as follows:

	2015	2014	2013
Consolidated Statements of Operations Classification
Cost of sales	$66,378	973	1,523
Sales	(9,219)	(3,741)	3,585
Royalties and other	(566)	(2,028)	(1,096)

Net realized (losses) gains	$56,593	(4,796)	4,012

In addition, net gains of $1,169, $62 and $164 were reclassified to earnings as a result of hedge ineffectiveness in 2015, 2014 and 2013, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 27, 2015 and December 28, 2014, the total notional amount of the Company’s undesignated derivative instruments was $341,389 and $294,571, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 27, 2015 and December 28, 2014, the fair value of the Company’s undesignated derivative financial instruments are recorded to accrued liabilities in the consolidated balance sheets as follows:

	2015	2014
Accrued liabilities
Unrealized gains	$416	1,733
Unrealized losses	(1,460)	(4,046)

Net unrealized loss	$(1,044)	(2,313)

The Company recorded net gains (losses) of $48,489, $(32,106) and $(8,791) on these instruments to other (income) expense, net for 2015, 2014 and 2013, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.

For additional information related to the Company’s derivative financial instruments see notes 2, 9 and 12.

(17)    Sale of Manufacturing Operations

On August 30, 2015, the Company completed the sale of its manufacturing operations to Cartamundi NV (“Cartamundi”) for approximately $54,400, approximately $18,600 of which was received on the date of sale with the remainder to be paid in 5 annual installments. Under the terms of the purchase and sale agreement, Cartamundi acquired the inventory and property, plant and equipment related to manufacturing operations in East Longmeadow, MA and the common stock of the Company’s manufacturing subsidiary in Waterford, Ireland. Inclusive of this transaction and other related costs, the Company recognized a gain of $6,573 on the sale recorded in other (income) expense, net in the consolidated statements of operations. These operations were a component of the Company’s Global Operations segment.

In connection with this transaction, the Company also entered into a manufacturing services agreement under which Cartamundi will provide manufacturing services over a 5-year term. In connection with this agreement, the Company has agreed to minimum purchase commitments from Cartamundi over the term of the agreement. The Company and Cartamundi are also party to a warehousing agreement under which the Company leases designated warehouse space at the East Longmeadow, MA location, as well as a transition services agreement related to certain administrative functions each party is providing each other during a defined transition period. In connection with this transaction, the Company froze the benefits of one of its funded defined benefit pension plans covering union employees. In connection with these actions, the Company recognized a net curtailment benefit of $3,061 related to net prior service credits in the related defined benefit pension and post-retirement plans. This benefit is recorded in selling, distribution and administration expenses in the consolidated statements of operations. The Company has retained the frozen defined benefit pension plans related to its former employees of its East Longmeadow, MA and Waterford, Ireland businesses.

(18)    Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $24,444 and $167,117 at December 27, 2015 and December 28, 2014, respectively. Included in the amount for 2014, was $146,410 of bonds related to tax assessments in Mexico which were settled in December 2014. See note 10 for additional discussion.

The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 27, 2015, Hasbro

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2016: $43,585; 2017: $64,633; 2018: $62,337; 2019: $56,209; 2020: $16,709; and thereafter: $13,015. At December 27, 2015, the Company had $124,360 of prepaid royalties, $47,519 of which are included in prepaid expenses and other current assets and $76,841 of which are included in other assets.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $170,000 that are not included in the amounts above that may be payable during the next five years contingent upon the quantity and types of theatrical movie releases by the licensor.

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $84,800 and may range from approximately $6,400 to $8,000 per year during the period 2016 to 2020, and approximately $49,100 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

In connection with the Company’s purchase of a majority stake in Backflip, the Company may be required to purchase the remaining 30% in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics. The Company does not know the ultimate timing that these predetermined financial performance metrics may be met and, thereby, cannot currently estimate the purchase price of the remaining 30%. See note 1 for additional discussion.

At December 27, 2015, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $920,500, including contractual commitments under the manufacturing agreement with Cartamundi as follows: 2016: $119,472; 2017: $113,376; 2018: $107,279; 2019: $101,183; and 2020: $80,144. For additional information about these commitments, see note 17.

Hasbro is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

(19)    Segment Reporting

Segment and Geographic Information

Hasbro is a worldwide leader in children’s and family leisure time products and services with a broad portfolio of brands and entertainment properties marketed across toys, games and licensed products ranging from traditional to high-tech and digital, and film and television entertainment. The Company’s segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment and Licensing, and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games and puzzles, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company’s Entertainment and Licensing segment includes the Company’s lifestyle licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for manufacturing and sourcing finished products for the Company’s U.S. and Canada and International segments. During the third quarter of 2015, the Company sold its remaining manufacturing operations in East Longmeadow, Massachusetts and Waterford, Ireland.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Segment performance is measured at the operating profit level. Included in Corporate and eliminations are certain corporate expenses, including substantially all costs incurred related to the recent business restructurings, the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and eliminations. The accounting policies of the segments are the same as those referenced in note 1.

Results shown for fiscal years 2015, 2014 and 2013 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2015
U.S. and Canada	$2,225,518	5,339	430,707	14,946	3,508	2,654,270
International	1,971,875	15	255,365	20,434	7,029	2,345,847
Entertainment and Licensing	244,685	23,144	76,868	16,251	387	567,753
Global Operations(a)	5,431	1,583,665	12,022	70,794	83,304	2,410,142
Corporate and eliminations(b)	—	(1,612,163)	(83,029)	32,902	47,794	(3,257,295)

Consolidated Total	$4,447,509	—	691,933	155,327	142,022	4,720,717

2014
U.S. and Canada	$2,022,443	5,957	334,702	20,689	1,131	3,663,497
International	2,022,997	170	270,505	23,086	3,063	2,422,046
Entertainment and Licensing	219,465	22,401	60,550	21,827	807	783,878
Global Operations(a)	12,302	1,564,654	15,767	69,442	71,763	2,433,888
Corporate and eliminations(b)	—	(1,593,182)	(46,149)	22,922	36,624	(4,785,209)

Consolidated Total	$4,277,207	—	635,375	157,966	113,388	4,518,100

2013
U.S. and Canada	$2,006,079	4,412	313,746	21,459	553	3,066,301
International	1,872,980	401	235,482	25,036	13,908	2,233,115
Entertainment and Licensing	190,955	20,521	45,476	22,647	468	691,795
Global Operations(a)	12,143	1,508,303	6,712	65,477	62,696	2,172,816
Corporate and eliminations(b)	—	(1,533,637)	(134,323)	46,366	34,406	(3,770,806)

Consolidated Total	$4,082,157	—	467,093	180,985	112,031	4,393,221

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.
(b)

Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Furthermore, Corporate and eliminations includes elimination of inter-company income statement transactions. One such example includes licensing and service arrangements with affiliates. Payments received in advance from affiliates are recognized as revenue and eliminated in consolidation as earned and payment becomes assured over the life of the contract. During 2015 and 2014, affiliate licensing and service fees of $265,595 and $541,036, respectively, that were received in 2014 and 2013, respectively, were recognized as revenue and eliminated in consolidation. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts.

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 27, 2015.

	2015	2014	2013
Europe	$1,236,846	1,258,078	1,190,350
Latin America	426,109	463,512	407,710
Asia Pacific	308,920	301,407	274,920

Net revenues	$1,971,875	2,022,997	1,872,980

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 27, 2015.

	2015	2014	2013
Boys	$1,775,917	1,483,952	1,237,611
Games	1,276,532	1,259,782	1,311,205
Girls	798,240	1,022,633	1,001,704
Preschool	596,820	510,840	531,637

Net revenues	$4,447,509	4,277,207	4,082,157

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location.

	2015	2014	2013
Net revenues
United States	$2,278,613	2,040,476	1,960,477
International	2,168,896	2,236,731	2,121,680

	$4,447,509	4,277,207	4,082,157

Long-lived assets
United States	$932,790	977,035	1,021,063
International	178,239	178,420	185,520

	$1,111,029	1,155,455	1,206,583

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, amounted to 16%, 9% and 9%, respectively, of consolidated net revenues during 2015, 16%, 9% and 8%, respectively, of consolidated net revenues during 2014 and 16%, 10% and 9%, respectively, of consolidated net revenues during 2013. These sales were primarily within the U.S. and Canada segment.

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

The Company has agreements which allow it to develop and market products based on properties owned by third parties including its license with Marvel Entertainment, LLC and Marvel Characters B.V. (together “Marvel”) and its license with Lucas Licensing Ltd. and Lucasfilm Ltd. (together “Lucas”). These licenses have multi-year terms and provide the Company with the right to market and sell designated classes of products based on Marvel’s portfolio of brands, including SPIDER-MAN and THE AVENGERS, and Lucas’ STAR WARS brand. Hasbro’s net revenues from these licenses can be significant in any given year based on the level of third party entertainment. Both Marvel and Lucas are owned by The Walt Disney Company.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(20)    Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2015
Net revenues	$713,500	797,658	1,470,997	1,465,354	4,447,509
Operating profit	54,205	75,500	303,527	258,701	691,933
Earnings before income taxes	34,315	53,646	284,617	231,337	603,915
Net earnings	25,821	40,282	206,375	174,394	446,872
Net earnings attributable to Hasbro, Inc.	26,667	41,809	207,599	175,763	451,838

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$0.21	0.33	1.66	1.41	3.61
Diluted	0.21	0.33	1.64	1.39	3.57
Market price
High	$63.47	78.91	84.42	79.93	84.42
Low	51.42	61.13	60.38	64.91	51.42
Cash dividends declared	$0.46	0.46	0.46	0.46	1.84

	Quarter
	First	Second	Third	Fourth	Full Year
2014
Net revenues	$679,453	829,262	1,469,899	1,298,593	4,277,207
Operating profit	43,448	82,564	285,814	223,549	635,375
Earnings before income taxes	25,995	64,517	244,054	205,422	539,988
Net earnings	31,514	32,820	180,155	168,821	413,310
Net earnings attributable to Hasbro, Inc.	32,087	33,475	180,457	169,911	415,930

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$0.24	0.26	1.42	1.35	3.24
Diluted	0.24	0.26	1.40	1.34	3.20
Market price
High	$55.67	56.91	55.78	59.42	59.42
Low	47.48	51.08	48.01	52.74	47.48
Cash dividends declared	$0.43	0.43	0.43	0.43	1.72

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 27, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 27, 2015. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” Based on this assessment, Hasbro’s management concluded that, as of December 27, 2015, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive earnings, cash flows and shareholders’ equity and redeemable noncontrolling interests for each of the fiscal years in the three-year period ended December 27, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island

February 24, 2016

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 27, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company is currently in the process of a multi-year global initiative to upgrade its existing SAP system and implement enhanced global practices. During the second quarter of 2010, the SAP upgrade was completed for the U.S. and Canada operations. During the first quarter of 2011, the implementation of the SAP upgrade along with consolidation of certain business activities was completed in the Company’s European business. During the first quarter of 2013, the implementation of the SAP upgrade was completed for the Company’s Latin America business. During the first quarter of 2014, the implementation of the SAP upgrade was completed for a majority of the Company’s Asia Pacific marketing and selling subsidiaries. In 2015, the implementation of the SAP upgrade was completed for the Company’s sourcing operations in the Far East and certain other operations. There were no significant changes in the Company’s internal controls over financial reporting resulting from the completion of these phases of the project.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

(1) Consolidated Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 27, 2015 and December 28, 2014

Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2015, 2014 and 2013

Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statement Schedule

For the Three Fiscal Years Ended in December 2015, 2014 and 2013:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

HASBRO, INC.

Annual Report on Form 10-K

For the Year Ended December 27, 2015

Exhibit Index

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)
	(f)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 5, 2015, File No. 1-6682.)
	(g)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 10, 2015, File No. 1-6682.)
	(h)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(i)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

Exhibit
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
	(f)	Fourth Supplemental Indenture, dated as of May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2014, File No. 1-6682.)
10.	Material Contracts
	(a)	Amended and Restated Revolving Credit Agreement, dated as of March 30, 2015, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2015, File No. 1-6682.)
	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(d)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(e)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(f)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(g)	Amendment, dated July 19, 2013, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013, File No. 1-6682.)
	(h)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(i)	Amended and Restated Hub Television Networks LLC Limited Liability Company Agreement, as amended September 23, 2014, between the Company, Discovery Communications, LLC, Hub Television Networks LLC and Discovery Communications, Inc.

Exhibit
(Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2014, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(j)	Form of Employment Agreement between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, File No. 1-6682.)
	(k)	Form of Amendment, dated as of March 10, 2000, to Form of Employment Agreement included as Exhibit 10(j) above. (Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(l)	Form of Amendment, dated December 12, 2007, to Form of Employment Agreement included as Exhibit 10(j) above. (Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(m)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(n)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(o)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(p)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(q)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(r)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(s)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(t)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(u)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(v)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

Exhibit
	(w)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(x)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(y)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(z)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(aa)	Third Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, File No. 1-6682.)
	(bb)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2015, File No. 1-6682.)
	(cc)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2015, File No. 1-6682.)
	(dd)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2015, File No. 1-6682.)
	(ee)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2015, File No. 1-6682.)
	(ff)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2015, File No. 1-6682.)
	(gg)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2014, File No. 1-6682.)
	(hh)	Restricted Stock Unit Agreement, dated May 22, 2008, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008, File No. 1-6682.)
	(ii)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)

Exhibit
	(jj)	Hasbro, Inc. 2015 Performance Rewards Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2015, File No. 1-6682.)
	(kk)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
	(ll)	Form of Amendment, dated August 5, 2014, to Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 6, 2014, File No. 1-6682.)
	(mm)	Letter Agreement between the Company and Wiebe Tinga, dated March 4, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, File No. 1-6682.)
	(nn)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
(oo)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on
Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
	(pp)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
	(qq)	Third Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld effective as of November 1, 2013. (Incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2013, File No. 1-6682.)
	(rr)	Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2014 Annual Meeting of Shareholders, File No. 1-6682.)
	(ss)	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2015, File No. 1-6682.)
	(tt)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 23, 2011, File No. 1-6682.)
	(uu)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)

Exhibit
12.	Statement re-computation of ratios.
21.	Subsidiaries of the registrant.
23.	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

Under date of February 24, 2016, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the fiscal years in the three-year period ended December 27, 2015, as contained in the annual report on Form 10-K for the fiscal year ended December 27, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island

February 24, 2016

Valuation and Qualifying Accounts

Fiscal Years Ended in December

(Thousands of Dollars)

	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other	Balance at End of Year
Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2015	$15,900	2,400	—	(3,400)	$14,900

2014	$19,000	800	—	(3,900)	$15,900

2013	$19,600	—	—	(600)	$19,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.

(Registrant)

By:	/s/ Brian D. Goldner	Date: February 24, 2016
Brian D. Goldner
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian D. Goldner Brian D. Goldner	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2016

/s/ Deborah M. Thomas Deborah M. Thomas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2016

/s/ Basil L. Anderson	Director	February 24, 2016
Basil L. Anderson

/s/ Alan R. Batkin	Director	February 24, 2016
Alan R. Batkin

/s/ Kenneth A. Bronfin	Director	February 24, 2016
Kenneth A. Bronfin

/s/ Michael R. Burns	Director	February 24, 2016
Michael R. Burns

/s/ Sir Crispin Davis	Director	February 24, 2016
Sir Crispin Davis

/s/ Lisa Gersh	Director	February 24, 2016
Lisa Gersh

/s/ Alan G. Hassenfeld	Director	February 24, 2016
Alan G. Hassenfeld

/s/ Tracy A. Leinbach	Director	February 24, 2016
Tracy A. Leinbach

/s/ Edward M. Philip	Director	February 24, 2016
Edward M. Philip

/s/ Richard S. Stoddart	Director	February 24, 2016
Richard S. Stoddart

/s/ Linda K. Zecher	Director	February 24, 2016
Linda K. Zecher