Form 10-Q
period 2016-03-27
HASBRO INC
filed 2016-05-05
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6682

_______________

HASBRO, INC.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0155090
(State of Incorporation)	(I.R.S. Employer Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island 02861
(Address of Principal Executive Offices, Including Zip Code)

(401) 431-8697
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ]  No  [x]

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 18, 2016 was 124,702,080.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	March 27,	March 29,	December 27,
	2016	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$1,095,880	1,081,397	976,750
Accounts receivable, less allowance for doubtful accounts of $31,100,
$16,400 and $14,900	670,663	563,301	1,217,850
Inventories	461,734	340,654	384,492
Prepaid expenses and other current assets	295,806	346,726	286,506
Total current assets	2,524,083	2,332,078	2,865,598

Property, plant and equipment, less accumulated depreciation of $365,600,
$510,700 and $363,600	241,253	243,589	237,527

Other assets
Goodwill	592,793	592,724	592,695
Other intangibles, net, accumulated amortization of $850,000, $810,500
and $841,300	272,116	311,576	280,807
Other	734,450	767,149	744,090
Total other assets	1,599,359	1,671,449	1,617,592

Total assets	$4,364,695	4,247,116	4,720,717

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS
AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$89,000	231,914	164,563
Accounts payable	176,665	142,946	241,210
Accrued liabilities	502,708	442,209	658,874
Total current liabilities	768,373	817,069	1,064,647

Long-term debt	1,547,434	1,546,169	1,547,115
Other liabilities	402,346	396,137	404,883
Total liabilities	2,718,153	2,759,375	3,016,645

Redeemable noncontrolling interests	39,152	42,234	40,170

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at March 27, 2016, March 29, 2015, and December 27, 2015	104,847	104,847	104,847
Additional paid-in capital	906,211	825,489	893,630
Retained earnings	3,837,372	3,599,571	3,852,321
Accumulated other comprehensive loss	(164,353)	(86,996)	(146,001)
Treasury stock, at cost; 84,829,514 shares at March 27, 2016; 85,120,544
shares at March 29, 2015; and 84,899,200 shares at December 27, 2015	(3,076,687)	(2,997,404)	(3,040,895)
Total shareholders' equity	1,607,390	1,445,507	1,663,902

Total liabilities, redeemable noncontrolling interests and
shareholders' equity	$4,364,695	4,247,116	4,720,717

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	March 27,	March 29,
	2016	2015
Net revenues	$831,180	713,500
Costs and expenses:
Cost of sales	290,240	247,735
Royalties	69,969	59,089
Product development	57,164	51,897
Advertising	79,859	67,742
Amortization of intangibles	8,691	12,951
Program production cost amortization	6,186	11,096
Selling, distribution and administration	233,155	208,785
Total costs and expenses	745,264	659,295
Operating profit	85,916	54,205
Non-operating (income) expense:
Interest expense	24,044	24,585
Interest income	(2,213)	(930)
Other (income) expense, net	4,872	(3,765)
Total non-operating expense, net	26,703	19,890
Earnings before income taxes	59,213	34,315
Income tax expense	12,242	8,494
Net earnings	46,971	25,821
Net loss attributable to noncontrolling interests	(1,780)	(846)
Net earnings attributable to Hasbro, Inc.	$48,751	26,667

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$0.39	0.21
Diluted	$0.38	0.21
Cash dividends declared per common share	$0.51	0.46

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	March 27,	March 29,
	2016	2015
Net earnings	$46,971	25,821
Other comprehensive earnings (loss):
Foreign currency translation adjustments	12,140	(47,311)
Net (losses) gains on cash flow hedging activities, net of tax	(15,786)	62,300
Unrealized holding gains on available-for-sale securities,
net of tax	1,680	226
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(17,561)	(7,961)
Unrecognized pension and postretirement amounts	1,175	1,204
Total other comprehensive earnings (loss), net of tax	(18,352)	8,458
Comprehensive earnings	28,619	34,279
Comprehensive loss attributable to noncontrolling interests	(1,780)	(846)
Comprehensive earnings attributable to Hasbro, Inc.	$30,399	35,125

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 27,	March 29,
	2016	2015
Cash flows from operating activities:
Net earnings	$46,971	25,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	25,126	21,404
Amortization of intangibles	8,691	12,951
Program production cost amortization	6,186	11,096
Deferred income taxes	9,466	(3,406)
Stock-based compensation	11,973	9,624
Change in operating assets and liabilities:
Decrease in accounts receivable	547,154	478,330
Increase in inventories	(73,238)	(20,309)
Increase in prepaid expenses and other current assets	(32,032)	(6,319)
Program production costs	(11,619)	(9,252)
Decrease in accounts payable and accrued liabilities	(238,127)	(206,030)
Other	(6,928)	1,371
Net cash provided by operating activities	293,623	315,281
Cash flows from investing activities:
Additions to property, plant and equipment	(31,218)	(31,151)
Other	3,626	(1,960)
Net cash utilized by investing activities	(27,592)	(33,111)
Cash flows from financing activities:
Net repayments of other short-term borrowings	(75,526)	(20,325)
Purchases of common stock	(33,710)	(26,507)
Stock option transactions	8,153	14,023
Excess tax benefits from stock-based compensation	6,056	3,440
Dividends paid	(57,406)	(53,470)
Other	762	350
Net cash utilized by financing activities	(151,671)	(82,489)
Effect of exchange rate changes on cash	4,770	(11,451)
Increase in cash and cash equivalents	119,130	188,230
Cash and cash equivalents at beginning of year	976,750	893,167
Cash and cash equivalents at end of period	$1,095,880	1,081,397

Supplemental information
Cash paid during the period for:
Interest	$31,066	30,940
Income taxes	$34,332	28,292

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of March 27, 2016 and March 29, 2015, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended March 27, 2016 and March 29, 2015 are each 13-week periods.

The results of operations for the quarter are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2015 period representative of those actually experienced for the full year 2015.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the fiscal year ended December 27, 2015 in its Annual Report on Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

(2) Earnings Per Share

Net earnings per share data for the quarters ended March 27, 2016 and March 29, 2015 were computed as follows:

	2016		2015
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$48,751	48,751	26,667	26,667

Average shares outstanding	125,266	125,266	124,853	124,853
Effect of dilutive securities:
Options and other share-based awards	-	1,682	-	1,489
Equivalent Shares	125,266	126,948	124,853	126,342

Net earnings attributable to Hasbro, Inc. per common share	$0.39	0.38	0.21	0.21

For the quarters ended March 27, 2016 and March 29, 2015, options and restricted stock units totaling 492 and 782, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters ended March 27, 2016 and March 29, 2015.

	Quarter Ended
	March 27,	March 29,
	2016	2015

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$3,256	(4,815)
Tax expense on unrealized holding gains	(953)	(128)
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	1,749	342
Tax benefit on unrecognized pension and postretirement
amounts reclassified to the consolidated statements of operations	(667)	(684)
Total tax effect on other comprehensive earnings (loss)	$3,385	(5,285)

Changes in the components of accumulated other comprehensive loss for the three months ended March 27, 2016 and March 29, 2015 are as follows:

			Unrealized
			Holding		Total
		Gains	Gains on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Earnings (Loss)
2016
Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)
Current period other comprehensive earnings (loss)	1,175	(33,347)	1,680	12,140	(18,352)
Balance at March 27, 2016	$(101,756)	45,970	2,938	(111,505)	(164,353)

2015
Balance at December 27, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)
Current period other comprehensive earnings (loss)	1,204	54,339	226	(47,311)	8,458
Balance at March 29, 2015	$(111,888)	98,028	2,126	(75,262)	(86,996)

At March 27, 2016, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $65,046 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2016 or forecasted to be purchased during the remainder of 2016 and, to a lesser extent, 2017 through 2020, intercompany expenses expected to be paid or received during 2016 and 2017, cash receipts for sales made at the end of the first quarter of 2016 or forecasted to be made in the remainder of 2016 and, to a lesser extent, 2017 through 2018. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At March 27, 2016, deferred losses, net of tax of $19,076 related to these instruments remained in AOCE. For the quarters ended March 27, 2016 and March 29, 2015, losses of $450 were reclassified from AOCE to net earnings.

Of the amount included in AOCE at March 27, 2016, the Company expects approximately $44,500 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At March 27, 2016, March 29, 2015 and December 27, 2015, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 27, 2016, March 29, 2015 and December 27, 2015 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of March 27, 2016, March 29, 2015 and December 27, 2015 are as follows:

	March 27, 2016		March 29, 2015		December 27, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	560,900	500,000	597,900	500,000	556,300
6.30% Notes Due 2017	350,000	370,965	350,000	389,305	350,000	374,045
5.10% Notes Due 2044	300,000	287,610	300,000	316,260	300,000	286,710
3.15% Notes Due 2021	300,000	302,880	300,000	308,970	300,000	300,060
6.60% Debentures Due 2028	109,895	122,456	109,895	131,039	109,895	121,269
Total long-term debt	$1,559,895	1,644,811	1,559,895	1,743,474	1,559,895	1,638,384
Less: Deferred debt expenses	12,461	-	13,726	-	12,780	-
Long-term debt	$1,547,434	1,644,811	1,546,169	1,743,474	1,547,115	1,638,384

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (ASC 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to long-term debt to be presented in the balance sheet as a reduction to the carrying amount of the related debt liability, consistent with the presentation of discounts. The Company adopted ASU 2015-03 at December 27, 2015 and deferred debt costs are presented as a reduction of long-term debt.  Debt issuance costs of $13,726 have been reclassified from other assets in the consolidated balance sheet for March 29, 2015 to reflect this change in accounting principle.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes, which simplifies the presentation of deferred income taxes by removing the requirement to bifurcate deferred income tax assets and liabilities between current and non-current. The Company adopted ASU 2015-17 as of December 27, 2015 and deferred income tax assets and liabilities are presented as non-current in the consolidated balance sheets. This adoption was applied retrospectively and $73,230 has been reclassified from prepaid expenses and other current assets to other assets and $3,658 has been reclassified from accrued liabilities to other liabilities in the consolidated balance sheet as of March 29, 2015.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At March 27, 2016, March 29, 2015 and December 27, 2015, these investments totaled $22,665, $23,141 and $22,539, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains and interest income of $83 and $17 on these investments in other (income) expense, net for the quarters ended March 27, 2016 and March 29, 2015, respectively, related to the change in fair value of such instruments.

At March 27, 2016, March 29, 2015 and December 27, 2015, the Company had the following assets and liabilities measured at fair value (excluding assets for which the fair value is measured using net assets value per share)  in its consolidated balance sheets:

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 27, 2016
Assets:
Available-for-sale securities	$6,109	6,109	-	-
Derivatives	69,720	-	69,720	-
Total assets	$75,829	6,109	69,720	-

Liabilities:
Derivatives	$3,932	-	3,932	-
Option agreement	27,920	-	-	27,920
Total liabilities	$31,852	-	3,932	27,920

March 29, 2015
Assets:
Available-for-sale securities	$4,836	4,836	-	-
Derivatives	130,550	-	130,550	-
Total assets	$135,386	4,836	130,550	-

Liabilities:
Derivatives	$3,513	-	3,513	-
Option agreement	24,920	-	-	24,920
Total liabilities	$28,433	-	3,513	24,920

December 27, 2015
Assets:
Available-for-sale securities	$3,476	3,476	-	-
Derivatives	107,634	-	107,634	-
Total assets	$111,110	3,476	107,634	-

Liabilities:
Derivatives	$1,240	-	1,240	-
Option agreement	28,360	-	-	28,360
Total Liabilities	$29,600	-	1,240	28,360

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist primarily of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at March 27, 2016, March 29, 2015 and December 27, 2015, is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the three-month period ended March 27, 2016.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2016	2015
Balance at beginning of year	$(28,360)	(25,340)
Gain from change in fair value	440	420
Balance at end of first quarter	$(27,920)	(24,920)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At March 27, 2016, March 29, 2015 and December 27, 2015, these investments had fair values of $22,665, $23,141 and $22,539, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days notice.

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 27, 2016 and March 29, 2015 are as follows:

	Quarter Ended
	Pension		Postretirement
	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
Service cost	$998	1,011	132	150
Interest cost	4,606	4,605	294	285
Expected return on assets	(5,507)	(5,479)	-	-
Net amortization and deferrals	2,132	2,201	-	(114)
Net periodic benefit cost	$2,229	2,338	426	321

During the three months ended March 27, 2016, the Company made cash contributions to its defined benefit pension plans of approximately $370 in the aggregate. The Company expects to contribute approximately $3,130 during the remainder of fiscal 2016.

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

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2016 through 2020.

At March 27, 2016, March 29, 2015 and December 27, 2015, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 27, 2016		March 29, 2015		December 27, 2015
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$1,277,977	69,748	912,376	135,512	1,380,488	108,521
Sales	82,072	258	232,643	(6,769)	97,350	803
Royalties and Other	270,207	(4,077)	84,518	(2,766)	54,360	(1,886)
Total	$1,630,256	65,929	1,229,537	125,977	1,532,198	107,438

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at March 27, 2016, March 29, 2015 and December 27, 2015 as follows:

	March 27,	March 29,	December 27,
	2016	2015	2015
Prepaid expenses and other current assets
Unrealized gains	$53,774	74,219	78,910
Unrealized losses	(6,890)	(10,253)	(5,932)
Net unrealized gain	$46,884	63,966	72,978

Other assets
Unrealized gains	$26,454	66,438	35,366
Unrealized losses	(3,618)	(914)	(710)
Net unrealized gains	$22,836	65,524	34,656

Accrued liabilities
Unrealized gains	$1,900	3,149	-
Unrealized losses	(3,086)	(6,662)	-
Net unrealized loss	$(1,186)	(3,513)	-

Other liabilities
Unrealized gains	$1,349	-	241
Unrealized losses	(3,954)	-	(437)
Net unrealized loss	$(2,605)	-	(196)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended March 27, 2016 and March 29, 2015 as follows:

	Quarter Ended
	March 27,	March 29,
	2016	2015
Statements of Operations Classification
Cost of sales	$15,698	10,063
Sales	98	(1,354)
Royalties and Other	7	43
Net realized gains	$15,803	8,752

In addition, gains of $3,957 were reclassified to earnings as a result of hedge ineffectiveness for the quarter ended March 27, 2016. There were no reclassifications as a result of hedge ineffectiveness during the first quarter of 2015.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency fluctuations. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At March 27, 2016, March 29, 2015 and December 27, 2015 the total notional amounts of the Company's undesignated derivative instruments were $88,862, $119,395 and $341,389, respectively.

At March 27, 2016, March 29, 2015 and December 27, 2015, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	March 27,	March 29,	December 27,
	2016	2015	2015
Prepaid expenses and other current assets
Unrealized gains	$-	1,088	-
Unrealized losses	-	(28)	-
Net unrealized gain	-	1,060	-

Accrued liabilities
Unrealized gains	321	-	416
Unrealized losses	(462)	-	(1,460)
Net unrealized loss	(141)	-	(1,044)

Total unrealized gain (loss), net	$(141)	1,060	(1,044)

The Company recorded net gains of $3,255 and $10,071 on these instruments to other (income) expense, net for the quarters ended March 27, 2016 and March 29, 2015, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment and Licensing segment includes the Company's consumer product licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for sourcing finished products for the Company's U.S. and Canada and International segments.

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

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2016, nor were those of the comparable 2015 period representative of those actually experienced for the full year 2015. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters ended March 27, 2016 and March 29, 2015 are as follows:

	Quarter Ended
	March 27, 2016		March 29, 2015
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$443,648	1,444	345,690	1,050
International	345,037	-	305,713	96
Entertainment and Licensing	42,495	4,701	60,631	3,409
Global Operations (a)	-	297,189	1,466	236,843
Corporate and Eliminations	-	(303,334)	-	(241,398)
	$831,180	-	713,500	-

	Quarter Ended
	March 27,	March 29,
Operating profit (loss)	2016	2015
U.S. and Canada	$78,335	41,423
International	2,853	1,903
Entertainment and Licensing	5,442	16,402
Global Operations (a)	3,444	(3,782)
Corporate and Eliminations (b)	(4,158)	(1,741)
	$85,916	54,205

	March 27,	March 29,	December 27,
Total assets	2016	2015	2015
U.S. and Canada	$2,751,504	3,430,196	2,654,270
International	1,983,747	2,088,096	2,345,847
Entertainment and Licensing	614,003	800,337	567,753
Global Operations	2,423,811	2,330,734	2,410,142
Corporate and Eliminations (b)	(3,408,370)	(4,402,247)	(3,257,295)
	$4,364,695	4,247,116	4,720,717

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

The following table represents consolidated International segment net revenues by major geographic region for the quarters ended March 27, 2016 and March 29, 2015.

	Quarter Ended
	March 27,	March 29,
	2016	2015
Europe	$224,123	195,871
Latin America	55,596	57,608
Asia Pacific	65,318	52,234
Net revenues	$345,037	305,713

The following table presents consolidated net revenues by class of principal products for the quarters ended March 27, 2016 and March 29, 2015.

	Quarter Ended
	March 27,	March 29,
	2016	2015
Boys	$336,855	272,598
Games	231,142	235,649
Girls	165,353	117,127
Preschool	97,830	88,126
Net revenues	$831,180	713,500

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities, plans and strategies, financial goals, cost savings and efficiency enhancing initiatives and expectations for achieving the Company's financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 27, 2015, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a global company dedicated to Creating the World's Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as partner brands. From toys and games, to television programming, motion pictures, digital gaming and a comprehensive consumer product licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's wholly-owned Hasbro Studios creates entertainment brand-driven storytelling across mediums, including television, film and more.

Each of these elements is executed globally in alignment with Hasbro's strategic game plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of licensed products. Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories including toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands, including, but not limited to, DISNEY PRINCESS and FROZEN, DISNEY DESCENDANTS, JURASSIC WORLD, MARVEL, SESAME STREET and STAR WARS. MARVEL and STAR WARS are owned by The Walt Disney Company.

The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment and Licensing segment includes the Company's consumer product licensing, digital licensing and gaming, and movie and television entertainment operations. In addition to these three primary segments, the Company's product sourcing operations are managed through its Global Operations segment.

First quarter 2016 highlights:

·           First quarter net revenues grew 16% compared to the first quarter of 2015. Absent unfavorable foreign currency translation of approximately $28.6 million, net revenues in the first quarter of 2016 grew 20% compared to the first quarter of 2015.

·           2016 first quarter net revenues from the U.S. and Canada and International segments were up 28% and 13%, respectively, compared to the first quarter of 2015. Absent unfavorable foreign currency translation impact, International segment net revenues in the first quarter of 2016 increased 22% compared to the first quarter of 2015. Entertainment and Licensing segment operating profit declined 67% to $5.4 million compared to $16.4 million in 2015.

·           2016 first quarter net revenues from the Girls category increased 41%, the Boys and Preschool categories increased 24% and 11%, respectively, while Games category revenues declined 2% for the quarter. Franchise Brand revenues grew 1% and were up 4% for the quarter absent the negative impact of foreign exchange.

·           Operating profit improved 59% in the first quarter of 2016 compared to the first quarter of 2015 and net earnings increased 83% to $48.8 million compared to $26.7 million in the first quarter of 2015.

In line with our commitment to return excess cash to shareholders, Hasbro increased the quarterly dividend rate from $0.46 per share to $0.51 per share which is effective for the dividend scheduled for May 16, 2016 and going forward. During the first half of 2016, Hasbro repurchased approximately 0.5 million shares at a total cost of $35.8 million and an average price of $75.41 per share, respectively.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended March 27, 2016 and March 29, 2015.

	Quarter Ended
	March 27,	March 29,
	2016	2015
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	34.9	34.7
Royalties	8.4	8.3
Product development	6.9	7.3
Advertising	9.6	9.5
Amortization of intangibles	1.0	1.8
Program production cost amortization	0.7	1.6
Selling, distribution and administration	28.1	29.3
Operating profit	10.3	7.6
Interest expense	2.9	3.4
Interest income	(0.3)	(0.2)
Other (income) expense, net	0.6	(0.5)
Earnings before income taxes	7.1	4.8
Income tax expense	1.5	1.2
Net earnings	5.7	3.6
Net loss attributable to noncontrolling interests	(0.2)	(0.1)
Net earnings attributable to Hasbro, Inc.	5.9%	3.7%

RESULTS OF OPERATIONS – CONSOLIDATED

The quarters ended March 27, 2016 and March 29, 2015 were each 13-week periods. Net earnings and net earnings attributable to Hasbro, Inc. increased to $47.0 million and $48.8 million, respectively, for the quarter ended March 27, 2016, from $25.8 million and $26.7 million, respectively, for the comparable period of 2015.  Diluted earnings per share attributable to Hasbro, Inc. increased to $0.38 in the first quarter of 2016 from $0.21 in the first quarter of 2015.

Consolidated net revenues for the quarter ended March 27, 2016 increased approximately 16% compared to the quarter ended March 29, 2015 despite a negative impact by foreign currency translation of approximately $28.6 million as a result of the stronger U.S. dollar in 2016 compared to 2015. Absent the impact of foreign currency, consolidated net revenues grew 20% in the first quarter of 2016 compared to 2015.  Higher net revenues from NERF and PLAY-DOH more than offset lower net revenues from TRANSFORMERS, and, to a lesser extent, lower net revenues from MAGIC: THE GATHERING and LITTLEST PET SHOP. Overall, franchise brands increased 1% during the first quarter of 2016 compared to 2015. Absent the impact of foreign exchange, franchise brands grew 4% for the quarter. Partner Brands also increased due to continued demand for STAR WARS: THE FORCE AWAKENS products and the addition of DISNEY PRINCESS and FROZEN products.

The following table presents net revenues by product category for the quarters ended March 27, 2016 and March 29, 2015.

	Quarter Ended
	March 27,	March 29,	%
	2016	2015	Change
Boys	$336.9	272.6	24%
Games	231.1	235.6	-2%
Girls	165.4	117.1	41%
Preschool	97.8	88.1	11%
Net revenues	$831.2	713.5	16%

BOYS: Net revenues in the boys' category increased 24% in 2016 compared to 2015.  Higher net revenues from Franchise Brand NERF were partially offset by lower revenues from TRANSFORMERS, which in the first quarter of 2015 continued to experience benefits from the June 2014 theatrical release TRANSFORMERS: AGE OF EXTINCTION. Higher net revenues from Partner Brand STAR WARS, which benefited from the December 2015 theatrical release STAR WARS: THE FORCE AWAKENS, were partially offset by lower first quarter 2016 net revenues from MARVEL products.

GAMES: Net revenues from the games category decreased approximately 2% in the first quarter of 2016 compared to the first quarter of 2015.  Higher net revenues from PIEFACE as well as other games brands, particularly YAHTZEE, DUEL MASTERS, TRIVIAL PURSUIT, JENGA and RISK, were more than offset by lower net revenues from franchise brands MAGIC: THE GATHERING and MONOPLY as well as certain other games brands.

GIRLS: Net revenues in the girls' category increased 41% in the first quarter of 2016 compared to 2015.  The first quarter of 2016 marked the on-shelf date for Hasbro’s line of DISNEY PRINCESS and FROZEN fashion and small dolls. The addition of these Partner Brands along with DISNEY’S DESCENDANTS and growth in BABY ALIVE more than offset declines in Furby as well as Franchise Brands NERF, LITTLEST PET SHOP and MY LITTLE PONY.

PRESCHOOL: Net revenues in the preschool category increased 11% in 2016 compared to 2015. Higher net revenues from PLAY-DOH products as well as sales of product related to the December 2015 theatrical release of STAR WARS: THE FORCE AWAKENS were slightly offset by lower net revenues from TRANSFORMERS.

Operating profit for the quarter ended March 27, 2016 increased 59% to $85.9 million, or 10.3% of net revenues, from $54.2 million, or 7.6% of net revenues, for the quarter ended March 29, 2015. Absent the impact of foreign currency, operating profit grew 67% in the first quarter of 2016 compared to 2015.  Higher net revenues combined with lower intangible asset amortization and programming costs, partially offset by higher operating expenses, contributed to the growth in operating profit.

First Quarter of 2016

The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended March 27, 2016 and March 29, 2015.

	Quarter Ended
	March 27,	March 29,	%
	2016	2015	Change
Net Revenues
U.S. and Canada segment	$443.6	345.7	28%
International segment	345.0	305.7	13%
Entertainment and Licensing segment	42.5	60.6	-30%

Operating Profit
U.S. and Canada segment	$78.3	41.4	89%
International segment	2.9	1.9	50%
Entertainment and Licensing segment	5.4	16.4	-67%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the quarter ended March 27, 2016 increased 28% compared to 2015.  Foreign currency translation did not have a significant impact on this segment's net revenues. In the first quarter of 2016, higher net revenues from the boys, girls and preschool categories more than offset lower net revenues from the games category.

The boys category benefited from higher net revenues from STAR WARS, NERF and YOKAI WATCH products which were partially offset by lower net revenues from MARVEL, JURASSIC WORLD and TRANSFORMERS products. Games category net revenues declined primarily related to lower net revenues from MAGIC: THE GATHERING products, partially offset by higher net revenues from DUEL MASTERS and PIE FACE.  In the Preschool category higher net revenues from PLAY-DOH were partially offset by lower revenues from other Preschool brands products. In the girls' category higher net revenues primarily from the debut of the Company’s DISNEY PRINCESS and FROZEN fashion and small dolls products were partially offset by lower net revenues in Franchise Brand NERF.

U.S. and Canada segment operating profit for the quarter ended March 27, 2016 was $78.3 million, or 17.7% of net revenues, compared to $41.4 million, or 12% of segment net revenues, for the quarter ended March 29, 2015. Operating profit improved due to the impact of higher net revenues, partially offset by higher expense levels.

International Segment

International segment net revenues increased 13% to $345.0 million for the quarter ended March 27, 2016 from $305.7 million for the quarter ended March 29, 2015. International segment net revenues for the first quarter of 2016 included unfavorable foreign currency translation of approximately $26.7 million as a result of the stronger U.S. dollar in 2016 compared to 2015. Absent the impact of foreign currency translation, International segment net revenues increased approximately 22% in the first quarter 2016 compared to the first quarter of 2015. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended March 27, 2016 and March 29, 2015.

	Quarter Ended
	March 27,	March 29,	%
	2016	2015	Change
Europe	$$224.1	$195.9	14%
Latin America	$55.6	$57.6	-3%
Asia Pacific	$65.3	$52.2	25%
Net revenues	$$345.0	$305.7	13%

Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $9.8 million, Latin America - $13.0 million and Asia Pacific - $3.9 million. Absent foreign currency translation, the underlying business grew across all major geographic regions, up 33% in Europe, 19% in Latin America and 19% in Asia Pacific. Excluding the impact of unfavorable foreign exchange, net revenues in emerging markets increased approximately 6% in the first quarter of 2016 compared to 2015.

In the first quarter of 2016, all four product categories experienced net revenue growth. In the boys' category higher net revenues from Franchise Brand NERF and Partner Brand STAR WARS more than offset lower net revenues from TRANSFORMERS and MARVEL products. In the games category, higher net revenues from PIE FACE and MAGIC: THE GATHERING more than offset lower net revenues from other game brands, including MONOPOLY. Lower girls category net revenues from FURBY, NERF and LITTLEST PET SHOP products in the first quarter of 2016 compared to 2015 were more than offset by higher net revenues from DISNEY PRINCESS and FROZEN dolls, DISNEY DECENDANTS and BABY ALIVE. In the preschool category higher net revenues from PLAY-DOH products more than offset lower net revenues from core MARVEL, PLAYSKOOL and TRANSFORMERS products.

International segment operating profit increased 50% to $2.9 million, or 0.8% of net external revenues, for the quarter ended March 27, 2016 from $1.9 million, or 0.6% of segment net external revenues, for the quarter ended March 29, 2015. The increase in operating profit was primarily due to the increase in revenues discussed above, partially offset by higher administrative costs including a $13.8 million bad debt provision for a potentially uncollectable receivable.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the quarter ended March 27, 2016 decreased 30% to $42.5 million compared to $60.6 million for the quarter ended March 29, 2015.  Lower net revenues from entertainment and consumer product licensing, were only partially offset by an increase in Digital Gaming. Entertainment net revenues in 2015 included revenue from a multi-year streaming deal for Hasbro Studios television programming.

Entertainment and Licensing segment operating profit decreased to $5.4 million, or 12.8% of external net revenues, for the quarter ended March 27, 2016 from $16.4 million, or 27.1% of segment net revenues, for the quarter ended March 29, 2015. Overall, Entertainment and Licensing segment operating profit and operating profit margin declined primarily due to the decline in revenues.

Global Operations

Global Operations segment operating profit increased to $3.4 million for the quarter ended March 27, 2016 compared to a loss of $3.8 million for the quarter ended March 29, 2015 attributable to increased sourcing volume as well as lower overhead costs in 2016.

Corporate and Eliminations

The operating loss in Corporate and eliminations totaled $4.2 million for the first quarter of 2016 compared to $1.7 million for the first quarter of 2015.

OPERATING COSTS AND EXPENSES

First Quarter of 2016

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 27, 2016 and March 29, 2015.

	Quarter Ended
	March 27,	March 29,
	2016	2015
Cost of sales	34.9%	34.7%
Royalties	8.4	8.3
Product development	6.9	7.3
Advertising	9.6	9.5
Amortization of intangibles	1.0	1.8
Program production cost amortization	0.7	1.6
Selling, distribution and administration	28.1	29.3

Cost of sales increased 17.2% from $247.7 million, or 34.7% of net revenues, for the quarter ended March 29, 2015 to $290.2, or 34.9% of net revenues for the quarter ended March 27, 2016.  Costs of sales increased in dollars primarily due to  higher net revenues compared to the first quarter of 2015. As a percent of net revenues, the relatively flat costs of sales reflects a combination of a more favorable product mix and foreign exchange hedges related to product purchases, offset by the impact of lower entertainment and licensing revenues and lower MAGIC: THE GATHERING revenues. This more favorable product mix in part reflects higher net revenues from royalty-bearing products, specifically those related to the STAR WARS brand which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues.

Royalty expense for the quarter ended March 27, 2016 was $70.0 million, or 8.4% of net revenues, compared to $59.1 million, or 8.3% of net revenues, for the quarter ended March 29, 2015.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Growth in net revenues from partner brands, particularly related to STAR WARS, and DISNEY PRINCESS and FROZEN products, generated higher royalty expense in dollars and slightly higher as a percentage of net revenues during the first quarter of 2016 compared to the same period in 2015.

Product development expense for the quarter ended March 27, 2016 was $57.2 million, or 6.9% of net revenues, compared to $51.9 million, or 7.3% of net revenues, for the quarter ended March 29, 2015.  Higher product development expense, in dollars, primarily reflects the Company’s continued investment in innovation across our brand portfolio in both Franchise and Partner brands.

Advertising expense for the quarter ended March 27, 2016 was $79.9 million, or 9.6% of  revenues, compared to $67.7 million, or 9.5% of net revenues, for the quarter ended March 29, 2015.  In dollars, the increase primarily reflects growth in revenue. Advertising expense was fairly consistent as a percentage of net revenues.

Amortization of intangibles was $8.7 million, or 1.0% of net revenues, compared to $13.0 million, or 1.8% of net revenues, for the quarter ended March 29, 2015.  The decrease is primarily due to certain assets which became fully amortized during 2015.

Program production cost amortization decreased to $6.2 million or 0.7% of net revenues, for the quarter ended March 27, 2016 from $11.1 million, or 1.6% of net revenues, for the quarter ended March 29, 2015. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The decrease in the first quarter of 2016 primarily relates to higher first quarter revenues in 2015 due to the multi-year digital distribution agreement for Hasbro Studios Programming.

For the quarter ended March 27, 2016, the Company's selling, distribution and administration expenses increased to $233.2 million, or 28.1% of net revenues, from $208.8 million, or 29.3% of net revenues, for the quarter ended March 29, 2015. Higher selling, distribution and administrative costs primarily reflect higher marketing and sales, administration, and distribution costs in the first quarter of 2016 compared to 2015.  Foreign exchange resulted in a decrease of approximately $7.7 million. Administration costs in the first quarter of 2016 includes $13.8 million related to a provision for bad debt related to a customer in the International segment. Other increases in administration and marketing and sales included increased compensation, including stock compensation, and continued investments in our brands.  The increase in distribution costs during the first quarter of 2016 was primarily due to higher revenue volume and inventory levels.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the first quarter totaled $24.0 million compared to $24.6 million for the comparable period of 2015.

Interest income was $2.2 million for the first quarter of 2016 compared to $0.9 million in the first quarter of 2015. Higher invested cash balances in 2016 compared to 2015 were partially offset by lower average interest rates, particularly in international jurisdictions.

Other expense, net of $4.9 million for the quarter ended March 27, 2016 compared to other income, net of $3.8 million for the quarter ended March 29, 2015.  Improved earnings from the Company’s joint venture television network in the first quarter of 2016 compared to 2015 were more than offset by increased foreign exchange losses in 2016 compared to the first quarter of 2015.

INCOME TAXES

Income taxes totaled $12.2 million on pre-tax earnings of $59.2 million in the first quarter compared to income taxes of $8.5 million on pre-tax earnings of $34.3 million in the first quarter of 2015. Both periods, as well as the full year 2015, were impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first three months of 2016, favorable discrete tax adjustments were a net benefit of $3.4 million compared to a net benefit of $0.8 million in the first three months of 2015. The favorable discrete tax adjustment for the first three months of 2016 includes benefits related to expiration of statutes of limitation for certain tax positions.  Absent discrete items, the adjusted tax rate for the first quarters of 2016 and 2015 were 26.5% and 27.0%, respectively. The adjusted rate of 26.5% for the three months ended March 27, 2016 is comparable to the full year 2015 adjusted rate of 26.4%.

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

          In May 2014, the Financial Accounting Standards Board ("FASB"), in cooperation with the International Accounting Standards Board ("IASB"), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU is now effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and may be adopted early but not before December 15, 2016. The Company is evaluating the requirements of ASU 2014-09 and its potential impact on the Company's financial statements and does not presently believe the adoption of this new standard will have a material impact on the Company’s results or financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases. The liability will be based on the present value of lease payments and the asset will be based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures will be required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018 and must be adopted using a modified retrospective transition. The Company is evaluating the requirements of ASU 2016-02 and its potential impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including (1) a requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement; (2) a requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows; (3) the removal of the requirement to withhold shares upon settlement of an award at the minimum statutory withholding requirement; (4) a requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows; (5) entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards choosing either to estimate forfeitures as required today or recognize forfeitures as they occur. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the year of adoption. The Company is evaluating the requirements of ASU 2016-09 and its potential impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11), which replaces the concept of market price with the single measurement of net realizable value. ASU 2015-11 is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The Company has evaluated the requirements of ASU 2015-11 and does not presently believe that the adoption of the new standard will have a material impact on the Company’s results or financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2015 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and commercial paper program.

During the first quarter of 2016, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit and commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2016. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of March 27, 2016 the Company's cash and cash equivalents totaled $1,095.9 million, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of March 27, 2016 is denominated in the U.S. dollar.

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

At March 27, 2016, cash and cash equivalents, net of short-term borrowings, increased to $1,006.9 million from $849.5 million at March 29, 2015. Net cash provided by operating activities in the first quarter of 2016 was $293.6 million compared to $315.3 million in the first quarter of 2015. On a trailing twelve month basis, the Company generated $530.8 million in operating cash flows as of the end of the first quarter of 2016 compared to $527.7 million as of the end of the first quarter of 2015 and $552.4 million for the fiscal year ended December 27, 2015.

Accounts receivable increased 19% to $670.7 million at March 27, 2016 from $563.3 million at March 29, 2015 and includes a decrease of approximately $20.9 million due to a stronger U.S. dollar at March 27, 2016 compared to March 29, 2015. Absent the impact of foreign currency translation, accounts receivable increased approximately 23% reflecting the aforementioned 20% revenue growth, absent foreign exchange translation, in the first quarter of 2016 compared to 2015.  Days sales outstanding increased from 71 days at March 29, 2015 to 73 days at March 27, 2016.

Inventories increased 36% to $461.7 million at March 27, 2016 from $340.7 million at March 29, 2015. The inventory balance at March 27, 2016 includes a decrease of approximately $17.8 million resulting from a stronger U.S. dollar.  Absent the impact of foreign currency translation, inventories increased approximately 41% in support of 2016 initiatives, growth in the business, as well as the timing of entertainment in 2016.

Prepaid expenses and other current assets decreased 15% to $295.8 million at March 27, 2016 from  $346.7 million at March 29, 2015. The majority of decrease is due to lower prepaid royalties as well as a decrease in the value of foreign exchange contracts at 2016 compared to 2015. These decreases were partially offset by higher balances related to income taxes at March 27, 2016.

Accounts payable and accrued liabilities increased 16% to $679.4 million at March 27, 2016 from $585.2 million at March 29, 2015. The increase was primarily due to higher accrued royalties at March 27, 2016 as advances made in 2015 were fully earned in that year. In addition, accounts payable increased reflecting higher inventory purchases.

Goodwill and other intangible assets, net decreased to $864.9 million at March 27, 2016 from $904.3 million at March 29, 2015. The decrease was due to amortization of intangible assets over the last twelve months.

Other assets decreased approximately 4% to $734.5 million at March 27, 2016 from $767.1 million at March 29, 2015. The decrease was primarily related to a lower value of long-term foreign exchange contracts as well as lower long-term royalty advances. These were partially offset by an increase due to a long-term note receivable related to the sale of the Company’s manufacturing operations in August 2015.

Other liabilities increased 2% to $402.3 million at March 27, 2016 from $396.1 million at March 29, 2015. The increase in 2016 compared to 2015 reflects higher uncertain tax positions partially offset by lower pension liabilities, primarily due to changes in actuarial assumptions, including higher discount rates.

Net cash utilized by investing activities was $27.6 million in the first quarter of 2016 compared to $33.1 million in the first quarter of 2015. Additions to property, plant and equipment were $31.2 million in both 2016 and 2015. 2015 investing activity also includes a $3 million capital contribution to a 50% joint venture with Guangdong Alpha Animation and Culture Co., Ltd while 2016 investing activity includes a $4.2 million distribution from the Discovery Family Channel joint venture.

Net cash utilized by financing activities was $151.7 million in the first quarter of 2016 compared to $82.5 million in the first quarter of 2015. Cash payments related to purchases of the Company's common stock were $33.7 million in the first quarter of 2016 compared to $26.5 million in the first quarter of 2015. At March 27, 2016, the Company had $443.5 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first quarter of 2016 totaled $57.4 million compared to $53.5 million in the first quarter of 2015. Repayments of short-term borrowings were $75.5 million in the first quarter of 2016 compared to $20.3 million in the first quarter of 2015.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700 million. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At March 27, 2016 the Company had $89.0 million in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended March 27, 2016. The Company had no borrowings outstanding under its committed revolving credit facility at March 27, 2016. However, the Company had letters of credit outstanding under this facility as of March 27, 2016 of approximately $0.8 million and borrowings under the Company’s commercial paper program of approximately $89.0 million. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of March 27, 2016 were approximately $610.2 million. The Company also has other uncommitted lines from various banks, of which approximately $33.2 million was utilized at March 27, 2016, all of which represents outstanding letters of credit.

The Company has principal amounts of long-term debt at March 27, 2016 of $1,559.9 million due at varying times from 2017 through 2044. The Company also had letters of credit and other similar instruments of approximately $34.0 million and purchase commitments of approximately $366.5 million outstanding at March 27, 2016.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 27, 2015, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 27, 2015, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $67.5 million at March 27, 2016, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 27, 2015.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At March 27, 2016, these contracts had net unrealized gains of $65.8 million, of which $46.9 million are recorded in prepaid expenses and other current assets, $22.8 million are recorded in other assets, $1.3 million are recorded in accrued liabilities and $2.6 million are recorded in other liabilities. Included in accumulated other comprehensive loss at March 27, 2016 are deferred gains, net of tax, of $65.0 million, related to these derivatives.

At March 27, 2016, the Company had fixed rate long-term debt of $1,559.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consisted of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  The Company had forward-starting interest rate swap agreements with a total notional value of $500 million related to the May 2014 issuance which hedged the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at March 27, 2016 are deferred losses, net of tax, of $19.1 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 27, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 27, 2015 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

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

·           the Company's ability to source and ship products in a timely and cost-effective manner and customers' and consumers' acceptance and purchase of those products in quantities and at prices that will be sufficient to profitably recover the Company's costs for developing, marketing and selling those products;

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

·           consumer interest in and acceptance of the Discovery Family channel, the Company's cable television joint venture with Discovery Communications, the programming appearing on Discovery Family, products related to Discovery Family's programming, and other factors impacting the financial performance of the Discovery Family channel;

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

·           the risk that one of the Company's third-party manufacturers will not comply with applicable labor, consumer protection, product safety or other laws or regulations, or with aspects of the Company's Global Business Ethics Principles, and that such noncompliance will not be promptly detected, either of which could cause damage to the Company's reputation, harm sales of its products, result in product recalls and potentially create other liabilities for the Company;

·           an adverse change in purchasing policies or promotional programs or the bankruptcy or other economic difficulties or lack of success of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;

·           the risk that the market appeal of the Company's licensed products will be less than expected or that sales revenue generated by these products will be insufficient to cover the minimum guaranteed royalties or other commitments;

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

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
January 2016
12/28/15 – 1/24/16	-	$-	-	$479,282,560
February 2016
1/25/16 – 2/28/16	228,000	$73.35	228,000	$462,761,849
March 2016
2/29/16 – 3/27/16	247,000	$78.13	247,000	$443,463,712
Total	475,000	$75.41	475,000	$443,463,712

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

3.7      Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 10, 2015, File No. 1-6682.)

3.8      Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

3.9      Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No 1-6682.)

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

10.1    Form of 2016 Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable for Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.2    Form of 2016 Fair Market Value Stock Option Agreement for Brian Goldner under the Hasbro, Inc. Restated   2003 Stock Incentive Performance Plan.

10.3    Form of 2016 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.4    Form of 2016 Contingent Stock Performance Award for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.5    Form of 2016 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.6    Form of 2016 Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

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

HASBRO, INC.
(Registrant)

Date: May 4, 2016	By: /s/ Deborah Thomas
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

3.5	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 6, 2014, File No. 1-6682)

3.6	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 5, 2015, File No. 1-6682.)

3.7	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 10, 2015, File No. 1-6682.)
3.8

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

10.1

Form of 2016 Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable for Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.2	Form of 2016 Fair Market Value Stock Option Agreement for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.3

Form of 2016 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.4	Form of 2016 Contingent Stock Performance Award for Brian Goldner under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.5

Form of 2016 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

10.6	Form of 2016 Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga, Deborah Thomas and certain other employees of the Company.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.