Form 10-Q
period 2016-06-26
HASBRO INC
filed 2016-07-26
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 18, 2016 was 125,407,912.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	June 26,	June 28,	December 27,
	2016	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$924,098	858,458	976,750
Accounts receivable, less allowance for doubtful accounts of $32,800,
$16,300 and $14,900	703,821	709,437	1,217,850
Inventories	572,391	403,789	384,492
Prepaid expenses and other current assets	323,046	360,101	286,506
Total current assets	2,523,356	2,331,785	2,865,598

Property, plant and equipment, less accumulated depreciation of $375,300,
$359,300 and $363,600	242,607	225,911	237,527

Other assets
Goodwill	592,806	592,802	592,695
Other intangibles, net, accumulated amortization of $858,700, $823,800
and $841,300	263,425	298,231	280,807
Other	722,191	768,960	744,090
Total other assets	1,578,422	1,659,993	1,617,592

Total assets	$4,344,385	4,217,689	4,720,717

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS
AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$5,400	167,877	164,563
Accounts payable	214,243	185,631	241,210
Accrued liabilities	525,377	447,380	658,874
Total current liabilities	745,020	800,888	1,064,647

Long-term debt	1,547,753	1,546,477	1,547,115
Other liabilities	402,614	400,432	404,883
Total liabilities	2,695,387	2,747,797	3,016,645

Redeemable noncontrolling interests	36,465	41,387	40,170

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at June 26, 2016, June 28, 2015, and December 27, 2015	104,847	104,847	104,847
Additional paid-in capital	945,802	850,582	893,630
Retained earnings	3,825,289	3,583,803	3,852,321
Accumulated other comprehensive loss	(174,301)	(103,476)	(146,001)
Treasury stock, at cost; 84,241,018 shares at June 26, 2016; 84,781,723
shares at June 28, 2015; and 84,899,200 shares at December 27, 2015	(3,089,104)	(3,007,251)	(3,040,895)
Total shareholders' equity	1,612,533	1,428,505	1,663,902

Total liabilities, redeemable noncontrolling interests and
shareholders' equity	$4,344,385	4,217,689	4,720,717

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Net revenues	$878,945	797,658	1,710,125	1,511,158
Costs and expenses:
Cost of sales	321,676	295,399	611,916	543,134
Royalties	69,408	57,069	139,377	116,158
Product development	63,671	57,609	120,835	109,506
Advertising	86,957	78,365	166,816	146,107
Amortization of intangibles	8,691	13,348	17,382	26,299
Program production cost amortization	5,033	7,220	11,219	18,316
Selling, distribution and administration	238,635	213,148	471,790	421,933
Total costs and expenses	794,071	722,158	1,539,335	1,381,453
Operating profit	84,874	75,500	170,790	129,705
Non-operating (income) expense:
Interest expense	23,914	24,186	47,958	48,771
Interest income	(2,312)	(690)	(4,525)	(1,620)
Other (income) expense, net	(3,748)	(1,642)	1,124	(5,407)
Total non-operating expense, net	17,854	21,854	44,557	41,744
Earnings before income taxes	67,020	53,646	126,233	87,961
Income tax expense	17,601	13,364	29,843	21,858
Net earnings	49,419	40,282	96,390	66,103
Net loss attributable to noncontrolling interests	(2,687)	(1,527)	(4,467)	(2,373)
Net earnings attributable to Hasbro, Inc.	$52,106	41,809	100,857	68,476

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$0.42	0.33	0.80	0.55
Diluted	$0.41	0.33	0.79	0.54
Cash dividends declared per common share	$0.51	0.46	1.02	0.92

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Comprehensive Earnings
	(Thousands of Dollars)
	(Unaudited)

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Net earnings	$49,419	40,282	96,390	66,103
Other comprehensive earnings (loss):
Foreign currency translation adjustments	7,825	642	19,965	(46,669)
Net (losses) gains on cash flow hedging activities, net of tax	(8,258)	(9,672)	(24,044)	52,628
Unrealized holding (losses) gains on available-for-sale
securities, net of tax	(327)	715	1,353	941
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(10,363)	(9,458)	(27,924)	(17,419)
Unrecognized pension and postretirement amounts	1,175	1,293	2,350	2,497
Total other comprehensive loss, net of tax	(9,948)	(16,480)	(28,300)	(8,022)
Comprehensive earnings	39,471	23,802	68,090	58,081
Comprehensive loss attributable to noncontrolling interests	(2,687)	(1,527)	(4,467)	(2,373)
Comprehensive earnings attributable to Hasbro, Inc.	$42,158	25,329	72,557	60,454

	See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 26,	June 28,
	2016	2015
Cash flows from operating activities:
Net earnings	$96,390	66,103
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	57,091	50,749
Amortization of intangibles	17,382	26,299
Program production cost amortization	11,219	18,316
Deferred income taxes	8,702	(5,234)
Stock-based compensation	25,577	21,714
Change in operating assets and liabilities:
Decrease in accounts receivable	519,376	333,467
Increase in inventories	(185,048)	(100,563)
(Increase) decrease in prepaid expenses and other current assets	(60,483)	435
Program production costs	(25,387)	(21,557)
Decrease in accounts payable and accrued liabilities	(193,785)	(162,483)
Other	(2,193)	8,858
Net cash provided by operating activities	268,841	236,104
Cash flows from investing activities:
Additions to property, plant and equipment	(66,390)	(67,709)
Other	20,431	8,706
Net cash utilized by investing activities	(45,959)	(59,003)
Cash flows from financing activities:
Net repayments of other short-term borrowings	(159,136)	(84,420)
Purchases of common stock	(57,337)	(49,156)
Stock option transactions	36,388	34,297
Excess tax benefits from stock-based compensation	18,423	7,947
Dividends paid	(121,311)	(110,902)
Other	762	(81)
Net cash utilized by financing activities	(282,211)	(202,315)
Effect of exchange rate changes on cash	6,677	(9,495)
Decrease in cash and cash equivalents	(52,652)	(34,709)
Cash and cash equivalents at beginning of year	976,750	893,167
Cash and cash equivalents at end of period	$924,098	858,458

Supplemental information
Cash paid during the period for:
Interest	$43,682	43,977
Income taxes	$49,297	36,727

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of June 26, 2016 and June 28, 2015, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended June 26, 2016 and June 28, 2015 are each 13-week periods. The six-month periods ended June 26, 2016 and June 28, 2015 are each 26-week periods.

The results of operations for the quarter and six-month periods ended June 26, 2016 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2015 periods representative of those actually experienced for the full year 2015.

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

(2) Earnings Per Share

Net earnings per share data for the quarters and six-month periods ended June 26, 2016 and June 28, 2015 were computed as follows:

	2016		2015
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$52,106	52,106	41,809	41,809

Average shares outstanding	125,475	125,475	125,093	125,093
Effect of dilutive securities:
Options and other share-based awards	-	1,566	-	1,713
Equivalent Shares	125,475	127,041	125,093	126,806

Net earnings attributable to Hasbro, Inc. per common share	$0.42	0.41	0.33	0.33

	2016		2015
Six Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$100,857	100,857	68,476	68,476

Average shares outstanding	125,371	125,371	124,973	124,973
Effect of dilutive securities:
Options and other share-based awards	-	1,624	-	1,601
Equivalent Shares	125,371	126,995	124,973	126,574

Net earnings attributable to Hasbro, Inc. per common share	$0.80	0.79	0.55	0.54

For the quarter ended June 26, 2016, options and restricted stock units totaling 492 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.  No options and restricted stock units were excluded from the calculation of diluted earnings per share for the quarter ended June 28, 2015. For the six-month periods ended June 26, 2016 and June 28, 2015, options and restricted stock units totaling 492 and 391, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and six-month periods ended June 26, 2016 and June 28, 2015.

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$4,747	853	8,003	(3,962)
Tax benefit (expense) on unrealized holding gains (losses)	185	(408)	(768)	(536)
Reclassifications to earnings, tax effect:
Tax expense on cash flow hedging activities	1,069	708	2,818	1,050
Tax benefit on unrecognized pension and postretirement
amounts reclassified to the consolidated statements of operations	(666)	(596)	(1,333)	(1,280)
Total tax effect on other comprehensive earnings (loss)	$5,335	557	8,720	(4,728)

Changes in the components of accumulated other comprehensive loss for the six months ended June 26, 2016 and June 28, 2015 are as follows:

			Unrealized
			Holding		Total
		Gains	Gains on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Earnings (Loss)
2016
Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)
Current period other comprehensive earnings (loss)	2,350	(51,968)	1,353	19,965	(28,300)
Balance at June 26, 2016	$(100,581)	27,349	2,611	(103,680)	(174,301)

2015
Balance at December 27, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)
Current period other comprehensive earnings (loss)	2,497	35,209	941	(46,669)	(8,022)
Balance at June 28, 2015	$(110,595)	78,898	2,841	(74,620)	(103,476)

At June 26, 2016, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $46,138 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2016 or forecasted to be purchased during the remainder of 2016 and, to a lesser extent, 2017 through 2020, intercompany expenses expected to be paid or received during 2016 and 2017, cash receipts for sales made at the end of the second quarter of 2016 or forecasted to be made in the remainder of 2016 and, to a lesser extent, 2017 through 2018. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044.  At the date of debt issuance in 2014, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At June 26, 2016, deferred losses, net of tax of $18,789 related to these instruments remained in AOCE. For the quarters ended June 26, 2016 and June 28, 2015, previously deferred losses of $450 were reclassified from AOCE to net earnings. For the six month periods ended June 26, 2016 and June 28, 2015, previously deferred losses of $899 were reclassified from AOCE to net earnings.

Of the amount included in AOCE at June 26, 2016, the Company expects approximately $26,920 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At June 26, 2016, June 28, 2015 and December 27, 2015, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 26, 2016, June 28, 2015 and December 27, 2015 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of June 26, 2016, June 28, 2015 and December 27, 2015 are as follows:

	June 26, 2016		June 28, 2015		December 27, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	608,600	500,000	557,450	500,000	556,300
6.30% Notes Due 2017	350,000	370,125	350,000	382,235	350,000	374,045
5.10% Notes Due 2044	300,000	317,490	300,000	287,010	300,000	286,710
3.15% Notes Due 2021	300,000	308,640	300,000	301,800	300,000	300,060
6.60% Debentures Due 2028	109,895	133,006	109,895	121,115	109,895	121,269
Total long-term debt	$1,559,895	1,737,861	1,559,895	1,649,610	1,559,895	1,638,384
Less: Deferred debt expenses	12,142	-	13,418	-	12,780	-
Long-term debt	$1,547,753	1,737,861	1,546,477	1,649,610	1,547,115	1,638,384

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (ASC 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to long-term debt to be presented in the balance sheet as a reduction to the carrying amount of the related debt liability, consistent with the presentation of discounts. The Company adopted ASU 2015-03 at December 27, 2015 and deferred debt costs are presented as a reduction of long-term debt.  Debt issuance costs of $13,418 have been reclassified from other assets in the consolidated balance sheet for June 28, 2015, to reflect this change in accounting principle.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes, which simplifies the presentation of deferred income taxes by removing the requirement to bifurcate deferred income tax assets and liabilities between current and non-current. The Company adopted ASU 2015-17 as of December 27, 2015 and deferred income tax assets and liabilities are presented as non-current in the consolidated balance sheets. This adoption was applied retrospectively and $74,044 has been reclassified from prepaid expenses and other current assets to other assets and $5,015 has been reclassified from accrued liabilities to other liabilities in the consolidated balance sheet as of June 28, 2015.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At June 26, 2016, June 28, 2015 and December 27, 2015, these investments totaled $23,056, $32,766 and $22,539, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $399 and $482 on these investments in other (income) expense, net for the quarter and six-months ended June 26, 2016, respectively, related to the change in fair value of such instruments.  For the quarter and six-month periods ended June 28, 2015 the Company recorded net losses of $87 and $70, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At June 26, 2016, June 28, 2015 and December 27, 2015, the Company had the following assets and liabilities measured at fair value (excluding assets for which the fair value is measured using net asset value per share) in its consolidated balance sheets:

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 26, 2016
Assets:
Available-for-sale securities	$5,597	5,597	-	-
Derivatives	63,277	-	63,277	-
Total assets	$68,874	5,597	63,277	-

Liabilities:
Derivatives	$13,148	-	13,148	-
Option agreement	27,560	-	-	27,560
Total liabilities	$40,708	-	13,148	27,560

June 28, 2015
Assets:
Available-for-sale securities	$5,959	5,959	-	-
Derivatives	105,906	-	105,906	-
Total assets	$111,865	5,959	105,906	-

Liabilities:
Derivatives	$2,748	-	2,748	-
Option agreement	25,190	-	-	25,190
Total liabilities	$27,938	-	2,748	25,190

December 27, 2015
Assets:
Available-for-sale securities	$3,476	3,476	-	-
Derivatives	107,634	-	107,634	-
Total assets	$111,110	3,476	107,634	-

Liabilities:
Derivatives	$1,240	-	1,240	-
Option agreement	28,360	-	-	28,360
Total Liabilities	$29,600	-	1,240	28,360

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at June 26, 2016, June 28, 2015 and December 27, 2015, is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the six-month period ended June 26, 2016.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2016	2015
Balance at beginning of year	$(28,360)	(25,340)
Gain from change in fair value	800	150
Balance at end of second quarter	$(27,560)	(25,190)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At June 26, 2016, June 28, 2015 and December 27, 2015, these investments had fair values of $23,056, $32,766 and $22,539, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and six-month periods ended June 26, 2016 and June 28, 2015 are as follows:

	Quarter Ended
	Pension		Postretirement
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Service cost	$995	1,021	133	150
Interest cost	4,604	4,619	293	285
Expected return on assets	(5,504)	(5,497)	-	-
Net amortization and deferrals	2,132	2,207	-	(114)
Curtailment	-	138	-	-
Net periodic benefit cost	$2,227	2,488	426	321

	Six Months Ended
	Pension		Postretirement
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Service cost	$1,993	2,032	265	300
Interest cost	9,210	9,224	587	570
Expected return on assets	(11,011)	(10,976)	-	-
Net amortization and deferrals	4,264	4,408	-	(228)
Curtailment	-	138	-	-
Net periodic benefit cost	$4,456	4,826	852	642

During the six months ended June 26, 2016, the Company made cash contributions to its defined benefit pension plans of approximately $750 in the aggregate. The Company expects to contribute approximately $2,750 during the remainder of fiscal 2016.

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

At June 26, 2016, June 28, 2015 and December 27, 2015, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 26, 2016		June 28, 2015		December 27, 2015
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$1,301,560	54,698	1,081,451	111,252	1,380,488	108,521
Sales	218,459	(2,792)	239,415	(7,659)	97,350	803
Royalties and Other	259,963	(2,810)	74,433	(971)	54,360	(1,886)
Total	$1,779,982	49,096	1,395,299	102,622	1,532,198	107,438

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 26, 2016, June 28, 2015 and December 27, 2015 as follows:

	June 26,	June 28,	December 27,
	2016	2015	2015
Prepaid expenses and other current assets
Unrealized gains	$49,195	63,740	78,910
Unrealized losses	(9,953)	(12,302)	(5,932)
Net unrealized gain	$39,242	51,438	72,978

Other assets
Unrealized gains	$29,838	54,664	35,366
Unrealized losses	(6,836)	(732)	(710)
Net unrealized gains	$23,002	53,932	34,656

Accrued liabilities
Unrealized gains	$1,660	4,349	-
Unrealized losses	(10,600)	(7,026)	-
Net unrealized loss	$(8,940)	(2,677)	-

Other liabilities
Unrealized gains	$223	-	241
Unrealized losses	(4,431)	(71)	(437)
Net unrealized loss	$(4,208)	(71)	(196)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and six-month periods ended June 26, 2016 and June 28, 2015 as follows:

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Statements of Operations Classification
Cost of sales	$11,438	12,683	27,136	22,746
Sales	318	(2,645)	416	(3,999)
Other	(738)	12	(731)	55
Net realized gains	$11,018	10,050	26,821	18,802

In addition, gains of $863 and $4,820 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended June 26, 2016, respectively. Net gains of $567 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended June 28, 2015.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency fluctuations. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At June 26, 2016, June 28, 2015 and December 27, 2015 the total notional amounts of the Company's undesignated derivative instruments were $105,569, $124,171 and $341,389, respectively.

At June 26, 2016, June 28, 2015 and December 27, 2015, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	June 26,	June 28,	December 27,
	2016	2015	2015
Prepaid expenses and other current assets
Unrealized gains	$1,033	563	-
Unrealized losses	-	(27)	-
Net unrealized gain	1,033	536	-

Accrued liabilities
Unrealized gains	-	-	416
Unrealized losses	-	-	(1,460)
Net unrealized loss	-	-	(1,044)

Total unrealized gain (loss), net	$1,033	536	(1,044)

The Company recorded net gains of $5,079 and $8,334 on these instruments to other (income) expense, net for the quarter and six-month periods ended June 26, 2016, respectively, and $8,883 and $18,954 on these instruments to other (income) expense, net for the quarter and six-month periods ended June 28, 2015, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games and puzzles, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment and Licensing segment includes the Company's consumer products licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for sourcing finished products for the Company's U.S. and Canada and International segments.

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

Information by segment and a reconciliation to reported amounts for the quarter and six-month periods ended June 26, 2016 and June 28, 2015 are as follows.

	Quarter Ended
	June 26, 2016		June 28, 2015
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$425,899	1,552	385,183	1,718
International	401,129	261	362,760	(96)
Entertainment and Licensing	51,896	4,100	47,640	4,025
Global Operations (a)	21	372,058	2,075	350,864
Corporate and Eliminations	-	(377,971)	-	(356,511)
	$878,945	-	797,658	-

	Six Months Ended
	June 26, 2016		June 28, 2015
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$869,547	2,996	730,873	2,768
International	746,166	261	668,473	-
Entertainment and Licensing	94,391	8,801	108,271	7,434
Global Operations (a)	21	669,247	3,541	587,707
Corporate and Eliminations	-	(681,305)	-	(597,909)
	$1,710,125	-	1,511,158	-

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
Operating profit (loss)	2016	2015	2016	2015
U.S. and Canada	$57,953	47,147	136,288	88,570
International	29,654	25,361	32,507	27,264
Entertainment and Licensing	13,830	7,443	19,272	23,845
Global Operations (a)	(2,868)	2,019	576	(1,763)
Corporate and Eliminations (b)	(13,695)	(6,470)	(17,853)	(8,211)
	$84,874	75,500	170,790	129,705

	June 26,	June 28,	December 27,
Total assets	2016	2015	2015
U.S. and Canada	$2,400,243	3,095,862	2,654,270
International	1,982,740	2,164,440	2,345,847
Entertainment and Licensing	524,962	675,082	567,753
Global Operations	2,401,676	2,334,761	2,410,142
Corporate and Eliminations (b)	(2,965,236)	(4,052,456)	(3,257,295)
	$4,344,385	4,217,689	4,720,717

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

The following table represents consolidated International segment net revenues by major geographic region for the quarter and six-month periods ended June 26, 2016 and June 28, 2015.

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Europe	$228,124	185,660	452,247	381,531
Latin America	97,368	98,368	152,964	155,976
Asia Pacific	75,637	78,732	140,955	130,966
Net revenues	$401,129	362,760	746,166	668,473

The following table presents consolidated net revenues by class of principal products for the quarter and six-month periods ended June 26, 2016 and June 28, 2015.

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Boys	$355,051	340,426	691,906	613,024
Games	227,703	211,629	458,845	447,278
Girls	172,326	127,489	337,679	244,616
Preschool	123,865	118,114	221,695	206,240
Net revenues	$878,945	797,658	1,710,125	1,511,158

(10) Subsequent Events

On July 13, 2016, the Company acquired Boulder Media (“Boulder”), an animation studio based in Dublin, Ireland. The consideration includes an initial cash payment of approximately $12.8 million and provisions for future earnout payments. In addition to working on a variety of animation projects for Hasbro Studios and Allspark Pictures, Boulder will continue to produce non-Hasbro animated content under the Boulder name and will be part of the Entertainment and Licensing operating segment.

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

Each of these elements is executed globally in alignment with Hasbro's strategic game plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, digital gaming and a broad range of licensed products. Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories including toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands, including, but not limited to, DISNEY PRINCESS and DISNEY’S FROZEN, DISNEY DESCENDANTS, MARVEL, SESAME STREET and STAR WARS. MARVEL and STAR WARS are owned by The Walt Disney Company.

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

Second quarter 2016 highlights:

·           Second quarter net revenues grew 10% compared to the second quarter of 2015. Absent unfavorable foreign currency translation of approximately $17.7 million, net revenues in the second quarter of 2016 grew 12% compared to the second quarter of 2015.

·           2016 second quarter net revenues from the U.S. and Canada and International segments were up 11% in both cases as compared to the second quarter of 2015. Absent unfavorable foreign currency translation impact of $17.0 million, International segment net revenues in the second quarter of 2016 increased 15% compared to the second quarter of 2015. Entertainment and Licensing segment revenues increased 9% in the second quarter of 2016 compared to the same period in 2015.

·           2016 second quarter net revenues from the Girls category increased 35%, Games category revenues increased 8%, while the Boys and Preschool categories increased 4% and 5%, respectively, for the quarter. Franchise Brand revenues grew 3% and were up 5% absent the negative impact of foreign exchange, and Partner Brands grew 15% for the quarter.

·           Operating profit improved 12% in the second quarter of 2016 compared to the second quarter of 2015 and net earnings increased 25% to $52.1 million compared to $41.8 million in the second quarter of 2015.

First half 2016 highlights:

·           Net revenues increased 13% in first half of 2016 compared to the first half of 2015 and, absent unfavorable foreign currency translation of approximately $46.3 million, 2016 net revenues grew 16% compared to the first half of 2015.

·           First half 2016 net revenues from the U.S. and Canada and International segments were up 19% and 12%, respectively, compared to the first half of 2015 whereas net revenues from the Entertainment and Licensing segment declined 13% compared to the first half of 2015.

·           First half net revenues from the Girls category increased 38%, Games category revenues grew 3% and the Boys and Preschool categories grew 13% and 7%, respectively, in the first half of 2016 compared to 2015. Net revenues from Franchise Brands increased 2% and were up 5% absent the negative impact of foreign exchange while Partner Brands increased 38% in the first half.

·           Operating profit grew 32% to $170.8 million in the first half of 2016 compared to $129.7 million in the first half of 2015.

In July 2016, the Company acquired Boulder Media (“Boulder”), an animation studio based in Dublin, Ireland. In addition to working on a variety of projects for Hasbro Studios and Allspark Pictures, Boulder plans to continue to produce non-Hasbro content under the Boulder name.

The Company is committed to returning excess cash to its shareholders through dividends and share repurchases. The Company seeks to return cash to its shareholders through the payment of quarterly dividends. Hasbro increased the quarterly dividend rate from $0.46 per share to $0.51 per share which was effective for the dividend paid in May 2016. In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2015, the Company's Board of Directors (the "Board") adopted eight successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,825 million. The eighth authorization was approved in February 2015 for $500 million. During the first half of 2016, Hasbro repurchased approximately 0.7 million shares at a total cost of $57.8 million and an average price of $77.44 per share, respectively. At June 26, 2016, the Company had $421.5 million remaining under this authorization.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and six-month periods ended June 26, 2016 and June 28, 2015.

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	36.6	37.0	35.8	35.9
Royalties	7.9	7.2	8.2	7.7
Product development	7.2	7.2	7.1	7.2
Advertising	9.9	9.8	9.8	9.7
Amortization of intangibles	1.0	1.7	1.0	1.7
Program production cost amortization	0.6	0.9	0.7	1.2
Selling, distribution and administration	27.2	26.7	27.6	27.9
Operating profit	9.7	9.5	10.0	8.6
Interest expense	2.7	3.0	2.8	3.2
Interest income	(0.3)	(0.1)	(0.3)	(0.1)
Other (income) expense, net	(0.4)	(0.2)	0.1	(0.4)
Earnings before income taxes	7.6	6.7	7.4	5.8
Income tax expense	2.0	1.7	1.7	1.4
Net earnings	5.6	5.1	5.6	4.4
Net loss attributable to noncontrolling interests	(0.3)	(0.2)	(0.3)	(0.2)
Net earnings attributable to Hasbro, Inc.	5.9%	5.2%	5.9%	4.5%

RESULTS OF OPERATIONS – CONSOLIDATED

Second Quarter of 2016

The quarters ended June 26, 2016 and June 28, 2015 were each 13-week periods. Net earnings and net earnings attributable to Hasbro, Inc. increased to $49.4 million and $52.1 million, respectively, for the quarter ended June 26, 2016, from $40.3 million and $41.8 million, respectively, for the comparable period of 2015.  Diluted earnings per share attributable to Hasbro, Inc. increased to $0.41 in the second quarter of 2016 from $0.33 in the second quarter of 2015.

Consolidated net revenues for the quarter ended June 26, 2016 increased approximately 10% compared to the quarter ended June 28, 2015 despite a negative impact from foreign currency translation of approximately $17.7 million as a result of the stronger U.S. dollar in 2016 compared to 2015. Absent the impact of foreign currency, consolidated net revenues grew 12% in the second quarter of 2016 compared to 2015. Overall, franchise brands increased 3% during the second quarter of 2016 compared to 2015. Absent the impact of foreign exchange, franchise brands grew 5% for the quarter. Higher net revenues from NERF and PLAY-DOH more than offset lower net revenues from TRANSFORMERS, and, to a lesser extent, lower net revenues from MAGIC: THE GATHERING, MONOPOLY, LITTLEST PET SHOP and MY LITTLE PONY. Partner Brands increased 15% during the second quarter due to continued demand for STAR WARS: THE FORCE AWAKENS products, DISNEY PRINCESS and DISNEY’S FROZEN products and the addition of YOKAI WATCH.

The following table presents net revenues by product category for the quarters ended June 26, 2016 and June 28, 2015.

	Quarter Ended
	June 26,	June 28,	%
	2016	2015	Change
Boys	$355.1	340.4	4%
Games	227.7	211.6	8%
Girls	172.3	127.5	35%
Preschool	123.9	118.1	5%
Net revenues	$879.0	797.7	10%

BOYS: Net revenues in the boys' category increased 4% in 2016 compared to 2015.  Higher net revenues from Franchise Brand NERF were partially offset by lower revenues from TRANSFORMERS. Higher net revenues from Partner Brand STAR WARS, which benefited from the December 2015 theatrical release STAR WARS: THE FORCE AWAKENS, and higher net revenues from Partner Brand YOKAI WATCH,  were partially offset by lower second quarter 2016 net revenues from JURASSIC WORLD and MARVEL products.

GAMES: Net revenues from the games category increased approximately 8% in the second quarter of 2016 compared to the second quarter of 2015.  Higher net revenues from PIE FACE as well as other games brands, particularly YAHTZEE, DUEL MASTERS, SIMON and BOP-IT, were partially offset by lower net revenues from franchise brands MAGIC: THE GATHERING and MONOPLY as well as certain other games brands, primarily JENGA.

GIRLS: Net revenues in the girls' category increased 35% in the second quarter of 2016 compared to 2015.  The increase primarily resulted from higher net revenues from partner brands, including Hasbro’s line of DISNEY PRINCESS and DISNEY’S FROZEN fashion and small dolls as well as DISNEY’S DESCENDANTS products. In addition, girls’ revenues benefited from higher sales of BABY ALIVE products. These increases more than offset declines in FURBY products as well as Franchise Brands NERF, LITTLEST PET SHOP, MY LITTLE PONY and PLAY-DOH.

PRESCHOOL: Net revenues in the preschool category increased 5% in 2016 compared to 2015. Higher net revenues from PLAY-DOH and STAR WARS products were partially offset by lower net revenues from JURASSIC WORLD products and, to a lesser extent, MARVEL, PLAYSKOOL and SESAME STREET products.

Operating profit for the quarter ended June 26, 2016 increased 12% to $84.9 million, or 9.7% of net revenues, from $75.5 million, or 9.5% of net revenues, for the quarter ended June 28, 2015. Foreign currency translation did not have a significant impact on operating profit in the second quarter of 2016.  Higher net revenues combined with lower intangible asset amortization and programming costs, partially offset by higher operating and royalty expenses, contributed to the growth in operating profit.

First Six Months of 2016

The six-month periods ended June 26, 2016 and June 28, 2015 were each 26-week periods. Net earnings and net earnings attributable to Hasbro, Inc. for the first six months of 2016 were $96.4 million and $100.9 million, respectively, compared to $66.1 million and $68.5 million, respectively, for the first six months of 2015. Diluted earnings per share attributable to Hasbro, Inc. increased to $0.79 in 2016 from $0.54 in 2015.

For the six months ended June 26, 2016, consolidated net revenues were $1,710.1 million compared to $1,511.2 million for the six months ended June 28, 2015 and were negatively impacted by foreign currency translation of approximately $46.3 million as a result of the stronger U.S. dollar in 2016 compared to 2015. Absent the impact of foreign currency, consolidated net revenues grew 16% in 2016 compared to 2015.  During the first six months of 2016, franchise brand revenues grew 2%.

The following table presents net revenues by product category for the first six months of 2016 and 2015.

	Six Months Ended
	June 26,	June 28,	%
	2016	2015	Change
Boys	$691.9	613.0	13%
Games	458.8	447.3	3%
Girls	337.7	244.6	38%
Preschool	221.7	206.2	7%
Net revenues	$1,710.1	1,511.2	13%

BOYS: Net revenues in boys' category increased 13% in the first six months of 2016 compared to 2015.  Higher net revenues from Franchise Brand NERF and Partner Brand  STAR WARS, more than offset lower net revenues from MARVEL, JURASSIC WORLD and TRANSFORMERS brands. In 2015, the MARVEL and JURASSIC WORLD brands were each supported by 2015 theatrical releases, AVENGERS: AGE OF ULTRON in May 2015 and JURASSIC WORLD in June 2015.  During the first half of 2016 STAR WARS has been supported by the December 2015 theatrical release of STAR WARS: THE FORCE AWAKENS in addition to the animated television programming, STAR WARS REBELS. Lastly, NERF has continued to deliver strong growth and the addition of Partner Brand YOKAI WATCH products has also contributed to the increased revenues in the boys' category.

GAMES: Net revenues from the games category grew 3% in the first six months of 2016 compared to 2015.  Higher net revenues from PIE FACE, YAHTZEE as well as DUEL MASTER games were offset by other games brands, including MAGIC: THE GATHERING, MONOPOLY, and certain other games brands. Net revenues from MAGIC: THE GATHERING products are significantly driven by the timing of new releases. In the first half of 2016 planned set releases differed from 2015, resulting in uneven comparisons.

GIRLS: Net revenues in the girls' category increased 38% in the six months ended June 26, 2016 compared to the six months ended June 28, 2015, primarily related to Hasbro’s line of DISNEY PRINCESS and DISNEY’S FROZEN fashion and small dolls as well as higher revenues from DISNEY’S DESCENDANTS and BABY ALIVE products. These increases were partially offset by lower net revenues from NERF, FURBY, LITTLEST PET SHOP, and MY LITTLE PONY products.

PRESCHOOL: Net revenues from the preschool category grew 7% in the first six months of 2016 compared to 2015. Higher net revenues from PLAY-DOH and STAR WARS products were partially offset by lower net revenues from JURASSIC WORLD, TRANSFORMERS, MARVEL, SESAME STREET, and core PLAYSKOOL products.

Operating profit for the six months ended June 26, 2016 increased 32% to $170.8 million, or 10.0% of net revenues, from $129.7 million, or 8.6% of net revenues, for the six months ended June 28, 2015. Foreign currency translation did not have a significant impact on operating profit in the first half of 2016. Higher net revenues combined with lower intangible asset amortization and programming costs, partially offset by higher royalty and operating expenses, contributed to the growth in operating profit.

SEGMENT RESULTS

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

Second Quarter of 2016

The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended June 26, 2016 and June 28, 2015.

	Quarter Ended
	June 26,	June 28,	%
	2016	2015	Change
Net Revenues
U.S. and Canada segment	$425.9	385.2	11%
International segment	401.1	362.8	11%
Entertainment and Licensing segment	51.9	47.6	9%

Operating Profit
U.S. and Canada segment	$58.0	47.1	23%
International segment	29.7	25.4	17%
Entertainment and Licensing segment	13.8	7.4	86%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the quarter ended June 26, 2016 increased 11% compared to 2015.  Foreign currency translation did not have a significant impact on this segment's net revenues. In the second quarter of 2016, higher net revenues from the boys, girls and games categories more than offset lower net revenues from the preschool category.

The boys category benefited from higher net revenues from STAR WARS, NERF and SUPERSOAKER products which were partially offset by lower net revenues from JURASSIC WORLD, MARVEL and TRANSFORMERS products. Games category net revenues increased primarily related to higher net revenues from PIE FACE and DUEL MASTERS which were partially offset by lower net revenues from MAGIC: THE GATHERING and certain other game brands. In the girls' category higher net revenues primarily from the Company’s DISNEY PRINCESS and DISNEY’S FROZEN fashion and small dolls as well as BABY ALIVE and EASY BAKE products, were partially offset by lower net revenues in Franchise Brands MY LITTLE PONY, NERF, LITTLEST PET SHOP, and PLAY-DOH. In the Preschool category higher net revenues from PLAY-DOH and STAR WARS products were more than offset by lower revenues from other Preschool brands products including JURASSIC WORLD and SESAME STREET.

U.S. and Canada segment operating profit for the quarter ended June 26, 2016 was $58.0 million, or 13.6% of net revenues, compared to $47.1 million, or 12.2% of segment net revenues, for the quarter ended June 28, 2015. Operating profit improved due to the impact of higher net revenues, partially offset by higher expense levels.

International Segment

International segment net revenues increased 11% to $401.1 million for the quarter ended June 26, 2016 from $362.8 million for the quarter ended June 28, 2015. International segment net revenues for the second quarter of 2016 included unfavorable foreign currency translation of approximately $17.0 million as a result of the stronger U.S. dollar in 2016 compared to 2015. Absent the impact of foreign currency translation, International segment net revenues increased approximately 15% in the second quarter 2016 compared to the second quarter of 2015. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended June 26, 2016 and June 28, 2015.

	Quarter Ended
	June 26,	June 28,	%
	2016	2015	Change
Europe	$$228.1	$185.7	23%
Latin America	$97.4	$98.4	-1%
Asia Pacific	$75.6	$78.7	-4%
Net revenues	$$401.1	$362.8	11%

Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $2.1 million, Latin America - $12.2 million and Asia Pacific - $2.7 million. Absent foreign currency translation, the underlying business grew in Europe by 24%, Latin America by 11% while Asia Pacific was flat. Net revenues from emerging markets increased approximately 5% in the second quarter of 2016, and approximately 13% excluding the impact of unfavorable foreign exchange.

In the second quarter of 2016 the boys category benefitted from higher net revenues from Franchise Brand NERF and Partner Brands STAR WARS and YOKAI WATCH which more than offset lower net revenues from JURASSIC WORLD, MARVEL, and TRANSFORMERS products.  Girls category net revenues increased primarily due to DISNEY PRINCESS and DISNEY’S FROZEN dolls, as well as MY LITTLE PONY, DISNEY’S DECENDANTS and BABY ALIVE brands,  partially offset by lower net revenues from NERF, LITTLEST PET SHOP and FURBY. In the games category, higher net revenues from PIE FACE and MAGIC: THE GATHERING were more than offset by lower net revenues from other game brands, including MONOPOLY. In the preschool category higher net revenues from PLAY-DOH products more than offset lower net revenues from core PLAYSKOOL and JURASSIC WORLD products.

International segment operating profit increased 17% to $29.7 million, or 7.4% of net revenues, for the quarter ended June 26, 2016 from $25.4 million, or 7.0% of segment net revenues, for the quarter ended June 28, 2015. The increase in operating profit was primarily due to the increase in revenues discussed above, partially offset by higher expense levels.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the quarter ended June 26, 2016 increased 9% to $51.9 million compared to $47.6 million for the quarter ended June 28, 2015. Digital gaming and consumer product licensing experienced revenue increases during the second quarter of 2016 compared to the same period in 2015.

Entertainment and Licensing segment operating profit increased to $13.8 million, or 26.6% of external net revenues, for the quarter ended June 26, 2016 from $7.4 million, or 15.6% of segment net revenues, for the quarter ended June 28, 2015. Overall, Entertainment and Licensing segment operating profit and operating profit margin increased primarily due to the increase in net revenues and lower intangible amortization and program production costs, partially offset by higher expenses associated with digital game launches by Backflip Studios.

Global Operations

Global Operations segment has an operating loss of $2.9 million for the quarter ended June 26, 2016 compared to an operating profit of $2.0 million for the quarter ended June 28, 2015 attributable to increased operating expenses in 2016.

Corporate and Eliminations

The operating loss in Corporate and eliminations totaled $13.7 million for the second quarter of 2016 compared to $6.5 million for the second quarter of 2015.

First Six Months of 2016

The following table presents net external revenues and operating profit data for the Company's three principal segments for each of the six months ended June 26, 2016 and June 28, 2015.

	Six Months Ended
	June 26,	June 28,	%
	2016	2015	Change
Net Revenues
U.S. and Canada segment	$869.5	730.9	19%
International segment	746.2	668.5	12%
Entertainment and Licensing segment	94.4	108.3	-13%

Operating Profit
U.S. and Canada segment	$136.3	88.6	54%
International segment	32.5	27.3	19%
Entertainment and Licensing segment	19.3	23.8	-19%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the six months ended June 26, 2016 increased 19% compared to 2015.  Foreign currency translation did not have a significant impact on segment net revenues. In the first six months of 2016, all four product categories experienced revenue growth.

In the boys category, higher net revenues from STAR WARS, NERF and YOKAI WATCH products were partially offset by lower net revenues from JURASSIC WORLD, MARVEL and TRANSFORMERS products.  Growth in the games category primarily reflects higher net revenues from PIE FACE, DUEL MASTERS, SIMON and BOP-IT games. These increases were only partially offset by lower net revenues from MAGIC: THE GATHERING, JENGA and certain other games brands. In the girls' category higher net revenues primarily from the DISNEY PRINCESS and DISNEY’S FROZEN fashion and small dolls products as well as BABY ALIVE and EASY BAKE products, were partially offset by lower net revenues in Franchise Brands MY LITTLE PONY, NERF and PLAY-DOH. Segment net revenues from the preschool category increased in the first six months of 2016 compared to 2015, primarily from continued strength of PLAY-DOH as well as STAR WARS products.  These higher net revenues were partially offset by lower never revenues from JURASSIC WORLD and core PLAYSKOOL products.

U.S. and Canada segment operating profit for the six months ended June 26, 2016 increased to $136.3 million, or 15.7% of net revenues, from $88.6 million, or 12.1% of segment net revenues, for the six months ended June 28, 2015. Higher operating profit reflects higher net revenues partially offset by higher expenses, primarily royalties, product development, selling, distribution and administration expenses.

International Segment

International segment net revenues increased 12% to $746.2 million for the six months ended June 26, 2016 from $668.5 million for the six months ended June 28, 2015.  2016 International segment net revenues include unfavorable foreign currency translation of approximately $43.7 million. Absent the impact of foreign currency translation, International segment net revenues grew 18% for the first six months of 2016. The following table presents net revenues by geographic region for the Company's International segment for the six-month periods ended June 26, 2016 and June 28, 2015.

	Six Months Ended
	June 26,	June 28,	%
	2016	2015	Change
Europe	$452.2	381.5	19%
Latin America	153.0	156.0	-2%
Asia Pacific	141.0	131.0	8%
Net revenues	$746.2	668.5	12%

Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $11.9 million, Latin America - $25.2 million and Asia Pacific - $6.6 million. Absent foreign currency translation, the underlying business grew across all major geographic regions, up 22% in Europe, 14% in Latin America and 13% in Asia Pacific. Net revenues in emerging markets were essentially flat in the first six months of 2016 compared to 2015; however, excluding the impact of unfavorable foreign exchange, increased approximately 10%.

In the first six months of 2016, higher net revenues from the boys, girls and preschool categories more than offset slightly lower net revenues from the games category. In the boys category, higher net revenues from Franchise Brand NERF and Partner Brand STAR WARS were partially offset by lower net revenues from JURASSIC WORLD, MARVEL and TRANSFORMERS products.  In the games category, higher net revenues from PIE FACE and MAGIC: THE GATHERING were more than offset by lower net revenues from other game brands, primarily MONOPOLY. Girls category net revenues increased during the first half of 2016 compared to 2015 primarily due to strong sales of DISNEY PRINCESS and DISNEY’S FROZEN dolls, as well as MY LITTLE PONY, DISNEY DECENDANTS and BABY ALIVE brands. These increases were partially offset by lower net revenues from FURBY, NERF and LITTLEST PET SHOP. In the preschool category, higher net revenues from PLAY-DOH products in the first six months of 2016 compared to 2015 were only partially offset by lower net revenues from JURASSIC WORLD, MARVEL and core PLAYSKOOL products.

International segment operating profit increased to $32.5 million, or 4.4% of net revenues, for the six months ended June 26, 2016 from $27.3 million, or 4.1% of segment net revenues, for the six months ended June 28, 2015. The increase in operating profit is primarily due to the impact of higher net revenues partially offset by higher expense levels, primarily royalties and selling, distribution and administration expenses. Administration expense for the six months ended June 26, 2016 includes a $13.8 million bad debt provision.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the six months ended June 26, 2016 decreased 13% to $94.4 million from $108.3 million for the six months ended June 28, 2015. Lower net revenues from entertainment and to a lesser extent, consumer product licensing, were only partially offset by an increase in digital gaming. Entertainment net revenues in 2015 included revenue from a multi-year streaming deal for Hasbro Studios television programming.

Entertainment and Licensing segment operating profit decreased to $19.3 million, or 20.4% of net revenues, for the six months ended June 26, 2016 from $23.8 million, or 22.0% of segment net revenues, for the six months ended June 28, 2015.  Overall, Entertainment and Licensing segment operating profit and operating profit margin declined primarily due to lower revenues partially offset by a decrease in intangible amortization expense.

Global Operations

Global Operations segment operating profit of $0.6 million for the first half of 2016 compares to an operating loss of $1.8 million for the first half of 2015. The improvement is primarily due to lower operating expenses.

Corporate and Eliminations

Operating loss in Corporate and Eliminations for the first half of 2016 was $17.9 million, compared to an operating loss for the first half of 2015 of $8.2 million.

OPERATING COSTS AND EXPENSES

Second Quarter of 2016

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended June 26, 2016 and June 28, 2015.

	Quarter Ended
	June 26,	June 28,
	2016	2015
Cost of sales	36.6%	37.0%
Royalties	7.9	7.2
Product development	7.2	7.2
Advertising	9.9	9.8
Amortization of intangibles	1.0	1.7
Program production cost amortization	0.6	0.9
Selling, distribution and administration	27.2	26.7

Cost of sales increased 8.9% from $295.4 million, or 37.0% of net revenues, for the quarter ended June 28, 2015 to $321.7 million, or 36.6% of net revenues for the quarter ended June 26, 2016.  Costs of sales increased in dollars primarily due to higher net revenues compared to the second quarter of 2015. As a percent of net revenues, the decrease reflects a combination of a more favorable product and revenue mix. This more favorable mix in part reflects higher net revenues from royalty-bearing products, specifically those related to the STAR WARS brand which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues, as well as higher Entertainment and Licensing segment net revenues.

Royalty expense for the quarter ended June 26, 2016 was $69.4 million, or 7.9% of net revenues, compared to $57.1 million, or 7.2% of net revenues, for the quarter ended June 28, 2015.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Growth in net revenues from partner brands, particularly related to STAR WARS, and DISNEY PRINCESS and DISNEY’S FROZEN products, generated higher royalty expense in dollars and higher as a percentage of net revenues during the second quarter of 2016 compared to the same period in 2015.

Product development expense for the quarter ended June 26, 2016 was $63.7 million, or 7.2% of net revenues, compared to $57.6 million, or 7.2% of net revenues, for the quarter ended June 28, 2015.  Higher product development expense, in dollars, primarily reflects the Company’s continued investment in innovation across our brand portfolio in both Franchise and Partner brands.

Advertising expense for the quarter ended June 26, 2016 was $87.0 million, or 9.9% of revenues, compared to $78.4 million, or 9.8% of net revenues, for the quarter ended June 28, 2015.  In dollars, the increase primarily reflects growth in revenue. Advertising expense was consistent as a percentage of net revenues.

Amortization of intangibles was $8.7 million, or 1.0% of net revenues for the quarter ended June 26, 2016 compared to $13.3 million, or 1.7% of net revenues, for the quarter ended June 28, 2015.  The decrease is primarily due to certain digital gaming assets which became fully amortized as of the end of the second quarter of 2015.

Program production cost amortization decreased to $5.0 million or 0.6% of net revenues, for the quarter ended June 26, 2016 from $7.2 million, or 0.9% of net revenues, for the quarter ended June 28, 2015. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The decrease in the second quarter of 2016 primarily reflects a decrease in television programming being amortized in 2016.

For the quarter ended June 26, 2016, the Company's selling, distribution and administration expenses increased to $238.6 million, or 27.2% of net revenues, from $213.1 million, or 26.7% of net revenues, for the quarter ended June 28, 2015. These higher costs reflect increases in marketing and sales, administration, and distribution costs in the second quarter of 2016 compared to 2015. Foreign exchange resulted in a decrease of approximately $8.3 million. Increases in administration and marketing and sales included increased compensation, including stock compensation, higher depreciation and continued investments in our brands. The increase in distribution costs during the second quarter of 2016 is primarily due to higher sales volume and inventory levels.

First Six Months of 2016

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the six-month periods ended June 26, 2016 and June 28, 2015.

	Six Months Ended
	June 26,	June 28,
	2016	2015
Cost of sales	35.8%	35.9%
Royalties	8.2	7.7
Product development	7.1	7.2
Advertising	9.8	9.7
Amortization of intangibles	1.0	1.7
Program production cost amortization	0.7	1.2
Selling, distribution and administration	27.6	27.9

Cost of sales for the six months ended June 26, 2016 increased to $611.9 million, or 35.8% of net revenues, from $543.1 million, or 35.9% of net revenues, for the six months ended June 28, 2015. Costs of sales increased in dollars primarily due to higher net revenues compared to the first six months of 2015. As a percent of net revenues, the relatively flat costs of sales reflects a combination of a more favorable product mix offset by the impact of lower entertainment and licensing revenues during the first half of 2016. This more favorable product mix in part reflects higher net revenues from royalty-bearing products, specifically those related to the STAR WARS brand which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues.

Royalty expense for the six months ended June 26, 2016 was $139.4 million, or 8.2% of net revenues, compared to $116.2 million, or 7.7% of net revenues, for the six months ended June 28, 2015. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Growth in net revenues from partner brands, particularly related to STAR WARS, and DISNEY PRINCESS and DISNEY’S FROZEN products, generated higher royalty expense in dollars and higher as a percentage of net revenues during the first half of 2016 compared to the same period in 2015.

Product development expense for the six months ended June 26, 2016 increased to $120.8 million, or 7.1% of net revenues, from $109.5 million, or 7.2% of net revenues for the six months ended June 28, 2015. Higher product development expense, in dollars, primarily reflects the Company’s continued investment in innovation and anticipated growth across our brand portfolio in both Franchise and Partner brands.

Advertising expense for the six months ended June 26, 2016 was $166.8 million, or 9.8% of net revenues, compared to $146.1 million, or 9.7% of net revenues, for the six months ended June 28, 2015. In dollars, the increase primarily reflects growth in revenue. Advertising expense was consistent as a percentage of net revenues.

Amortization of intangibles was $17.4 million, or 1.0% of net revenues, for the six months ended June 26, 2016 compared to $26.3 million, or 1.7% of net revenues, in the first six months of 2015. The decrease reflects amortization related to certain assets, primarily relates to certain digital gaming rights, which became fully amortized during the first half of 2015.

Program production cost amortization decreased in the first six months of 2016 to $11.2 million, or 0.7% of net revenues, from $18.3 million, or 1.2% of net revenues, in the first six months of 2015. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The decrease is primarily due to a lower number of television programs being amortized during 2016. In addition, higher revenues in 2015 primarily due to the multi-year digital distribution agreement contributed to a higher expense level in 2015.

For the six months ended June 26, 2016, the Company's selling, distribution and administration expenses increased to $471.8 million, or 27.6% of net revenues, from $421.9 million, or 27.9% of net revenues, for the six months ended June 28, 2015. These higher costs include growth in marketing and sales, administration, and distribution costs.  Foreign exchange resulted in a decrease of approximately $16 million. Higher marketing and sales and administration costs include increased compensation, stock compensation, higher depreciation expense, and continued investments in our brands.  The increase in distribution costs during the first half of 2016 is primarily due to higher sales volume and inventory levels.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the second quarter and first six months of 2016 totaled $23.9 million and $48.0 million, respectively, compared to $24.2 million and $48.8 million for the comparable and respective periods of 2015.

Interest income was $2.3 million and $4.5 million for the second quarter and first six months of 2016, respectively, compared to $0.7 million and $1.6 million in the second quarter and first six months of 2015. Higher invested cash balances and higher average interest rates in 2016 compared to 2015 contributed to the increase.

Other income, net of $3.7 million for the quarter ended June 26, 2016, compared to other income, net of $1.6 million for the quarter ended June 28, 2015.  Other expense, net of $1.1 million for the six month period ended June 26, 2016, compared to other income, net of $5.4 million for same period in 2015.  The increase in the second quarter is primarily due to gains related to the sale of an investment. In the first six months, foreign currency losses were partially offset by higher earnings from Discovery Family Channel and second quarter investment gains.

INCOME TAXES

Income taxes totaled $17.6 million on pre-tax earnings of $67.0 million in the second quarter of 2016 compared to income taxes of $13.4 million on pre-tax earnings of $53.7 million in the second quarter of 2015. For the six month period, income taxes totaled $29.8 million on pre-tax earnings of $126.2 million in 2016 compared to income taxes of $21.9 million on pre-tax earnings of $88.0 million in 2015. Both periods, as well as the full year 2015, were impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first six months of 2016, favorable discrete tax adjustments were a net benefit of $3.1 million compared to a net benefit of $2.0 million in the first six months of 2015. The favorable discrete tax adjustment for the first six months of 2016 includes benefits related to expiration of statutes of limitation for certain tax positions. Absent discrete items, the adjusted tax rate for the first six months of 2016 and 2015 were 26.1% and 27.1%, respectively. The adjusted rate of 26.1% for the six months ended June 26, 2016 is comparable to the full year 2015 adjusted rate of 26.4%.

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

During the first six months of 2016, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit and commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2016. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of June 26, 2016 the Company's cash and cash equivalents totaled $924.1 million, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of June 26, 2016 are denominated in the U.S. dollar.

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

At June 26, 2016, cash and cash equivalents, net of short-term borrowings, increased to $918.7 million from $690.6 million at June 28, 2015. Net cash provided by operating activities in the first six months of 2016 was $268.8 million compared to $236.1 million in the first six months of 2015. On a trailing twelve month basis, the Company generated $585.2 million in operating cash flows as of the end of the second quarter of 2016 compared to $581.2 million as of the end of the second quarter of 2015 and $552.4 million for the fiscal year ended December 27, 2015.

Accounts receivable remained consistent with the prior year at $703.8 million at June 26, 2016 compared to $709.4 million at June 28, 2015 and includes a decrease of approximately $24.6 million due to a stronger U.S. dollar at June 26, 2016 compared to June 28, 2015. Absent the impact of foreign currency translation, accounts receivable increased approximately 3% reflecting the aforementioned 12% revenue growth, absent foreign exchange translation, in the second quarter of 2016 compared to 2015.  Days sales outstanding decreased from 80 days at June 28, 2015 to 72 days at June 26, 2016, primarily due to the timing of sales and collections.

Inventories increased 42% to $572.4 million at June 26, 2016 from $403.8 million at June 28, 2015. The inventory balance at June 26, 2016 includes a decrease of approximately $24.4 million resulting from a stronger U.S. dollar.  Absent the impact of foreign currency translation, inventories increased approximately 48% in support of 2016 initiatives and anticipated growth in the business, including new brands such as DISNEY PRINCESS and DISNEY’S FROZEN, YOKAI WATCH and other brands delivering high growth such as STAR WARS, NERF and PLAY-DOH.

Prepaid expenses and other current assets decreased 10% to $323.0 million at June 26, 2016 from $360.1 million at June 28, 2015. The majority of decrease is due to lower prepaid royalties as well as a decrease in the value of foreign exchange contracts at 2016 compared to 2015. These decreases were partially offset by higher balances related to income taxes at June 26, 2016.

Other assets decreased approximately 6% to $722.2 million at June 26, 2016 from $769.0 million at June 28, 2015. Other assets at June 28, 2015 included $26.4 million of assets held for sale related to the Company’s manufacturing operations which were sold in August 2015. Absent this amount, the decrease was primarily related to a lower value of long-term foreign exchange contracts as well as lower long-term royalty advances. These were partially offset by an increase due to a long-term note receivable related to the sale of the Company’s manufacturing operations in August 2015.

Accounts payable and accrued liabilities increased 17% to $739.6 million at June 26, 2016 from $633.0 million at June 28, 2015. The increase was primarily due to higher accrued royalties at June 26, 2016 due to lower advances. Also contributing to the increase was higher accounts payables, accrued advertising, accrued dividends and value of foreign exchange contracts.

Goodwill and other intangible assets, net decreased to $856.2 million at June 26, 2016 from $891.0 million at June 28, 2015. The decrease was due to amortization of intangible assets over the last twelve months.

Other liabilities increased 1% to $402.6 million at June 26, 2016 from $400.4 million at June 28, 2015. The increase in 2016 compared to 2015 reflects higher uncertain tax positions partially offset by lower pension liabilities, primarily due to changes in actuarial assumptions, including higher discount rates.

Net cash utilized by investing activities was $46.0 million in the first six months of 2016 compared to $59.0 million in the first six months of 2015. Additions to property, plant and equipment were $66.4 million in the first six months of 2016 compared to $67.7 million in the first six months of 2015. 2015 investing activity also includes a $3 million capital contribution to a 50% joint venture with Guangdong Alpha Animation and Culture Co., Ltd.

Net cash utilized by financing activities was $282.2 million in the first six months of 2016 compared to $202.3 million in the first six months of 2015. Cash payments related to purchases of the Company's common stock were $57.3 million in the first six months of 2016 compared to $49.2 million in the first six months of 2015. At June 26, 2016, the Company had $421.5 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first six months of 2016 totaled $121.3 million compared to $110.9 million in the first six months of 2015. Repayments of short-term borrowings were $159.1 million in the first six months of 2016 compared to $84.4 million in the first six months of 2015.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700 million. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement, discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At June 26, 2016 the Company had no borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended June 26, 2016. The Company had no borrowings outstanding under its committed revolving credit facility at June 26, 2016. However, the Company had letters of credit outstanding under this facility as of June 26, 2016 of approximately $0.8 million. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of June 26, 2016 were approximately $699.2 million. The Company also has other uncommitted lines from various banks, of which approximately $44.3 million was utilized at June 26, 2016, of which $38.9 million represents outstanding letters of credit and $5.4 million represents outstanding borrowings.

The Company has principal amounts of long-term debt at June 26, 2016 of $1,559.9 million due at varying times from 2017 through 2044. The Company also had letters of credit of approximately $38.9 million and purchase commitments of approximately $541.6 million outstanding at June 26, 2016.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 27, 2015, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 27, 2015, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $72.8 million at June 26, 2016, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

The Company has $119.1 million of goodwill related to its acquisition of Backflip Studios, as more fully described in the Company’s 2015 Annual Report on Form 10-K. The underlying cash flows supporting the goodwill are based on long-term financial projections for revenues and profitability growth which includes anticipated game releases in 2016. During the second quarter of 2016, Backflip Studios released TRANSFORMERS: EARTH WARS, the first of its major title releases for 2016. Early results for this game have been positive. However, should future results for this title and/or the other anticipated 2016 game releases not achieve our projected targets, including, without limitation, due to delays in release dates, the Company may be required to perform a goodwill impairment test during the third quarter and may be required to recognize an impairment charge during 2016.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At June 26, 2016, these contracts had net unrealized gains of $50.1 million, of which $40.2 million are recorded in prepaid expenses and other current assets, $23.0 million are recorded in other assets, $8.9 million are recorded in accrued liabilities and $4.2 million are recorded in other liabilities. Included in accumulated other comprehensive loss at June 26, 2016 are deferred gains, net of tax, of $46.1 million, related to these derivatives.

At June 26, 2016, the Company had fixed rate long-term debt of $1,559.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consisted of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  The Company had forward-starting interest rate swap agreements with a total notional value of $500 million related to the May 2014 issuance which hedged the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at June 26, 2016 are deferred losses, net of tax, of $18.8 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 26, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 26, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
April 2016
3/28/16 – 4/24/16	195,300	$79.62	195,300	$427,914,513
May 2016
4/25/16 – 5/29/16	132,700	$84.46	64,111	$422,486,559
June 2016
5/30/16 – 6/26/16	11,200	$84.12	11,200	$421,544,425
Total	339,200	$81.66	270,611	$443,463,712

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

In May 2016 the Company repurchased 68,589 shares upon the exercise of a stock option, which were delivered by the award recipient as a payment of the exercise price.  These shares were repurchased at the market price on the date of the exercise of the stock option.

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

10.1    Hasbro, Inc. Performance Rewards Program.

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

HASBRO, INC.
(Registrant)

Date: July 26, 2016	By: /s/ Deborah Thomas
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

10.1	Hasbro, Inc. Performance Rewards Program.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.