Form 10-Q/A
period 2016-06-26
HASBRO INC
filed 2016-07-27
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 _______________________________

FORM 10-Q/A

_____________

(Mark One)

[x] = QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended June 26, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6682

_____________

Hasbro, Inc.

(Exact name of registrant as specified in its charter)

Rhode Island	05-0155090
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

1027 Newport Avenue, Pawtucket, Rhode Island 02861
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code:   (401) 431-8697

______________________________________________

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

EXPLANATORY NOTE

Hasbro, Inc. (“Hasbro”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to their Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on July 26, 2016, solely to correct Exhibits 32.1, Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, and 32.2, Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, filed in the Form 10-Q. The revised Exhibits 32.1 and 32.2 attached to this Amendment No. 1 supersede and replace the versions of the Exhibits previously filed with the Quarterly Report.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures. This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q.

PART II. OTHER INFORMATION

Item 6.                                            Exhibits.

The exhibits  set  forth  in  the  accompanying  Exhibit  Index  have  been  filed  as  part  of  this  Form  10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HASBRO, INC.
(Registrant)

	By:	/s/ Deborah Thomas
	Name:	Deborah Thomas
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 27, 2016

Exhibit Index

Exhibit
No.	Exhibits

3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

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

10.1**	Hasbro, Inc. Performance Rewards Program.
31.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished with this 10Q/A. ** Exhibit filed with Hasbro, Inc.'s Quarterly Report on Form 10-Q filed on July 26, 2016