Form 10-Q
period 2016-09-25
HASBRO INC
filed 2016-11-02
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 17, 2016 was 124,787,571.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	September 25,	September 27,	December 27,
	2016	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$830,372	551,292	976,750
Accounts receivable, less allowance for doubtful accounts of $36,500,
$16,200 and $14,900	1,452,931	1,390,274	1,217,850
Inventories	607,701	447,090	384,492
Prepaid expenses and other current assets	255,983	320,895	286,506
Total current assets	3,146,987	2,709,551	2,865,598

Property, plant and equipment, less accumulated depreciation of $383,500,
$358,100 and $363,600	247,231	219,656	237,527

Other assets
Goodwill	604,700	592,781	592,695
Other intangibles, net, accumulated amortization of $867,300, $832,900
and $841,300	254,637	289,200	280,807
Other	701,592	755,959	744,090
Total other assets	1,560,929	1,637,940	1,617,592

Total assets	$4,955,147	4,567,147	4,720,717

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS
AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$178,666	113,970	164,563
Current portion of long-term debt	349,611	-	-
Accounts payable	344,874	282,772	241,210
Accrued liabilities	742,568	642,827	658,874
Total current liabilities	1,615,719	1,039,569	1,064,647

Long-term debt	1,198,461	1,546,796	1,547,115
Other liabilities	364,378	396,772	404,883
Total liabilities	3,178,558	2,983,137	3,016,645

Redeemable noncontrolling interests	34,829	41,173	40,170

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at September 25, 2016, September 27, 2015,
and December 27, 2015	104,847	104,847	104,847
Additional paid-in capital	959,859	863,543	893,630
Retained earnings	4,019,370	3,733,995	3,852,321
Accumulated other comprehensive loss	(203,989)	(126,185)	(146,001)
Treasury stock, at cost; 84,751,773 shares at September 25, 2016; 84,987,076
shares at September 27, 2015; and 84,899,200 shares at December 27, 2015	(3,138,327)	(3,033,363)	(3,040,895)
Total shareholders' equity	1,741,760	1,542,837	1,663,902

Total liabilities, redeemable noncontrolling interests and
shareholders' equity	$4,955,147	4,567,147	4,720,717

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Operations
	(Thousands of Dollars Except Per Share Data)
	(Unaudited)

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Net revenues	$1,679,757	1,470,997	3,389,882	2,982,155
Costs and expenses:
Cost of sales	658,986	579,149	1,270,902	1,122,283
Royalties	134,294	113,950	273,671	230,108
Product development	70,083	64,793	190,918	174,299
Advertising	154,132	142,029	320,948	288,136
Amortization of intangibles	8,691	9,031	26,073	35,330
Program production cost amortization	6,282	11,496	17,501	29,812
Selling, distribution and administration	285,188	247,022	756,978	668,955
Total costs and expenses	1,317,656	1,167,470	2,856,991	2,548,923
Operating profit	362,101	303,527	532,891	433,232
Non-operating (income) expense:
Interest expense	24,305	24,045	72,263	72,816
Interest income	(1,944)	(672)	(6,469)	(2,292)
Other (income) expense, net	(6,584)	(4,463)	(5,460)	(9,870)
Total non-operating expense, net	15,777	18,910	60,334	60,654
Earnings before income taxes	346,324	284,617	472,557	372,578
Income tax expense	90,162	78,242	120,005	100,100
Net earnings	256,162	206,375	352,552	272,478
Net loss attributable to noncontrolling interests	(1,636)	(1,224)	(6,103)	(3,597)
Net earnings attributable to Hasbro, Inc.	$257,798	207,599	358,655	276,075

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$2.05	1.66	2.86	2.21
Diluted	$2.03	1.64	2.82	2.18
Cash dividends declared per common share	$0.51	0.46	1.53	1.38

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Comprehensive Earnings
	(Thousands of Dollars)
	(Unaudited)

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Net earnings	$256,162	206,375	352,552	272,478
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(1,483)	(39,086)	18,482	(85,755)
Net (losses) gains on cash flow hedging activities,
net of tax	(12,960)	25,948	(37,004)	78,576
Unrealized holding (losses) gains on available-for-sale
securities, net of tax	(390)	(1,231)	963	(290)
Changes in unrecognized pension and postretirement
amounts, net of tax	-	5,194	-	5,194
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(16,028)	(12,698)	(43,952)	(30,117)
Unrecognized pension and postretirement amounts	1,173	(836)	3,523	1,661
Total other comprehensive loss, net of tax	(29,688)	(22,709)	(57,988)	(30,731)
Comprehensive earnings	226,474	183,666	294,564	241,747
Comprehensive loss attributable to noncontrolling interests	(1,636)	(1,224)	(6,103)	(3,597)
Comprehensive earnings attributable to Hasbro, Inc.	$228,110	184,890	300,667	245,344

	See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 25,	September 27,
	2016	2015
Cash flows from operating activities:
Net earnings	$352,552	$272,478
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	89,327	86,393
Amortization of intangibles	26,073	35,330
Program production cost amortization	17,501	29,812
Deferred income taxes	25,091	(10,236)
Stock-based compensation	39,673	33,073
Change in operating assets and liabilities:
Increase in accounts receivable	(224,172)	(382,573)
Increase in inventories	(214,734)	(156,221)
(Increase) decrease in prepaid expenses and other current assets	(4,063)	39,521
Program production costs	(36,010)	(28,222)
Increase in accounts payable and accrued liabilities	129,661	165,632
Other	(47,118)	(15,429)
Net cash provided by operating activities	153,781	69,558
Cash flows from investing activities:
Additions to property, plant and equipment	(103,639)	(97,873)
Investments and acquisitions, net of cash acquired	(12,436)	(3,000)
Cash proceeds from dispositions	-	18,632
Other	25,576	23,447
Net cash utilized by investing activities	(90,499)	(58,794)
Cash flows from financing activities:
Net proceeds from (repayments of) other short-term borrowings	14,160	(138,101)
Purchases of common stock	(104,273)	(74,110)
Stock option transactions	37,515	33,929
Excess tax benefits from stock-based compensation	19,712	9,804
Dividends paid	(185,265)	(168,393)
Other	762	928
Net cash utilized by financing activities	(217,389)	(335,943)
Effect of exchange rate changes on cash	7,729	(16,696)
Decrease in cash and cash equivalents	(146,378)	(341,875)
Cash and cash equivalents at beginning of year	976,750	893,167
Cash and cash equivalents at end of period	$830,372	551,292

Supplemental information
Cash paid during the period for:
Interest	$74,700	78,056
Income taxes	$64,854	80,833

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of September 25, 2016 and September 27, 2015, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended September 25, 2016 and September 27, 2015 are each 13-week periods. The nine-month periods ended September 25, 2016 and September 27, 2015 are each 39-week periods.

The results of operations for the quarter and nine-month periods ended September 25, 2016 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2015 periods representative of those actually experienced for the full year 2015.

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

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation.

(2) Earnings Per Share

Net earnings per share data for the quarters and nine-month periods ended September 25, 2016 and September 27, 2015 were computed as follows:

	2016		2015
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$257,798	257,798	207,599	207,599

Average shares outstanding	125,500	125,500	125,100	125,100
Effect of dilutive securities:
Options and other share-based awards	-	1,678	-	1,817
Equivalent Shares	125,500	127,178	125,100	126,917

Net earnings attributable to Hasbro, Inc. per common share	$2.05	2.03	1.66	1.64

	2016		2015
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$358,655	358,655	276,075	276,075

Average shares outstanding	125,414	125,414	125,016	125,016
Effect of dilutive securities:
Options and other share-based awards	-	1,642	-	1,673
Equivalent Shares	125,414	127,056	125,016	126,689

Net earnings attributable to Hasbro, Inc. per common share	$2.86	2.82	2.21	2.18

For the quarter ended September 25, 2016, options and restricted stock units totaling 492 were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.  No options and restricted stock units were excluded from the calculation of diluted earnings per share for the quarter ended September 27, 2015. For the nine-month periods ended September 25, 2016 and September 27, 2015, options and restricted stock units totaling 492 and 261, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and nine-month periods ended September 25, 2016 and September 27, 2015.

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$1,420	(7,400)	9,423	(11,362)
Tax benefit (expense) on unrealized holding gains (losses)	221	700	(547)	164
Tax expense on changes in unrecognized pension and
postretirement amounts	-	(660)	-	(660)
Reclassifications to earnings, tax effect:
Tax expense on cash flow hedging activities	2,456	1,487	5,274	2,537
Tax (benefit) expense on unrecognized pension and
postretirement amounts	(666)	338	(1,999)	(942)
Total tax effect on other comprehensive earnings (loss)	$3,431	(5,535)	12,151	(10,263)

Changes in the components of accumulated other comprehensive loss for the nine months ended September 25, 2016 and September 27, 2015 are as follows:

			Unrealized
			Holding		Total
		Gains	Gains on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Earnings (Loss)
2016
Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)
Current period other comprehensive earnings (loss)	3,523	(80,956)	963	18,482	(57,988)
Balance at September 25, 2016	$(99,408)	(1,639)	2,221	(105,163)	(203,989)

2015
Balance at December 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)
Current period other comprehensive earnings (loss)	6,855	48,459	(290)	(85,755)	(30,731)
Balance at September 27, 2015	$(106,237)	92,148	1,610	(113,706)	(126,185)

At September 25, 2016, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $16,864 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2016 or forecasted to be purchased during the remainder of 2016 and, to a lesser extent, 2017 through 2021, intercompany expenses expected to be paid or received during 2016 and 2017, cash receipts for sales made at the end of the third quarter of 2016 or forecasted to be made in the remainder of 2016 and, to a lesser extent, 2017 through 2018. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044.  At the date of debt issuance in 2014, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At September 25, 2016, deferred losses, net of tax of $18,503 related to these instruments remained in AOCE. For the quarters ended September 25, 2016 and September 27, 2015, previously deferred losses of $450 were reclassified from AOCE to net earnings. For the nine month periods ended September 25, 2016 and September 27, 2015, previously deferred losses of $1,349 were reclassified from AOCE to net earnings.

Of the amount included in AOCE at September 25, 2016, the Company expects net gains of approximately $11,699 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 25, 2016, September 27, 2015 and December 27, 2015, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 25, 2016, September 27, 2015 and December 27, 2015 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of September 25, 2016, September 27, 2015 and December 27, 2015 are as follows:

	September 25, 2016		September 27, 2015		December 27, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	611,200	500,000	563,400	500,000	556,300
6.30% Notes Due 2017	350,000	366,205	350,000	379,925	350,000	374,045
5.10% Notes Due 2044	300,000	324,450	300,000	291,900	300,000	286,710
3.15% Notes Due 2021	300,000	310,620	300,000	303,990	300,000	300,060
6.60% Debentures Due 2028	109,895	132,786	109,895	123,225	109,895	121,269
Total long-term debt	$1,559,895	1,745,261	1,559,895	1,662,440	1,559,895	1,638,384
Less: Current portion	350,000	366,205	-	-	-	-
Less: Deferred debt expenses	11,434	-	13,099	-	12,780	-
Long-term debt	$1,198,461	1,379,056	1,546,796	1,662,440	1,547,115	1,638,384

Current portion of long-term debt of $349,611 as shown on the balance sheet represents the $350,000 principal of 6.30% notes less $389 of deferred debt expenses.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (ASC 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to long-term debt to be presented in the balance sheet as a reduction to the carrying amount of the related debt liability, consistent with the presentation of discounts. The Company adopted ASU 2015-03 at December 27, 2015 and deferred debt expenses are presented as a reduction of long-term debt. Deferred debt expenses of $13,099 have been reclassified from other assets in the consolidated balance sheet for September 27, 2015, to reflect this change in accounting principle.

(5) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions.

The Company is no longer subject to U.S. federal income tax examinations for years before 2012.  The Company’s claims for refunds for 2012 and 2013 U.S. federal income tax returns are currently under exam. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2009. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

In November 2015, the FASB issued ASU 2015-17, Income Taxes, which simplifies the presentation of deferred income taxes by removing the requirement to bifurcate deferred income tax assets and liabilities between current and non-current. The Company adopted ASU 2015-17 as of December 27, 2015 and deferred income tax assets and liabilities are presented as non-current in the consolidated balance sheets. This adoption was applied retrospectively and $68,565 has been reclassified from prepaid expenses and other current assets to other assets and $10,927 has been reclassified from accrued liabilities to other liabilities in the consolidated balance sheet as of September 27, 2015.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 25, 2016, September 27, 2015 and December 27, 2015, these investments totaled $23,490, $22,834 and $22,539, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $440 and $922 on these investments in other (income) expense, net for the quarter and nine-months ended September 25, 2016, respectively, related to the change in fair value of such instruments.  For the quarter and nine-month periods ended September 27, 2015 the Company recorded net losses of $176 and $246, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At September 25, 2016, September 27, 2015 and December 27, 2015, the Company had the following assets and liabilities measured at fair value (excluding assets for which the fair value is measured using net asset value per share) in its consolidated balance sheets:

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 25, 2016
Assets:
Available-for-sale securities	$4,986	4,986	-	-
Derivatives	39,115	-	39,115	-
Total assets	$44,101	4,986	39,115	-

Liabilities:
Derivatives	$19,390	-	19,390	-
Option agreement	27,460	-	-	27,460
Total liabilities	$46,850	-	19,390	27,460

September 27, 2015
Assets:
Available-for-sale securities	$4,029	4,029	-	-
Derivatives	119,123	-	119,123	-
Total assets	$123,152	4,029	119,123	-

Liabilities:
Derivatives	$605	-	605	-
Option agreement	24,780	-	-	24,780
Total liabilities	$25,385	-	605	24,780

December 27, 2015
Assets:
Available-for-sale securities	$3,476	3,476	-	-
Derivatives	107,634	-	107,634	-
Total assets	$111,110	3,476	107,634	-

Liabilities:
Derivatives	$1,240	-	1,240	-
Option agreement	28,360	-	-	28,360
Total Liabilities	$29,600	-	1,240	28,360

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at September 25, 2016, September 27, 2015 and December 27, 2015, is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the nine-month period ended September 25, 2016.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2016	2015
Balance at beginning of year	$(28,360)	(25,340)
Gain from change in fair value	900	560
Balance at end of third quarter	$(27,460)	(24,780)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At September 25, 2016, September 27, 2015 and December 27, 2015, these investments had fair values of $23,490, $22,834 and $22,539, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement — Disclosure for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent), which simplifies the presentation of the fair value hierarchy by removing the requirement to include those investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company adopted ASU 2015-07 in the first quarter of 2016.  Prior year disclosures have been adjusted to conform to current year presentation.

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and nine-month periods ended September 25, 2016 and September 27, 2015 are as follows:

	Quarter Ended
	Pension		Postretirement
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Service cost	$1,002	1,006	132	150
Interest cost	4,611	4,603	294	285
Expected return on assets	(5,512)	(5,476)	-	-
Net amortization and deferrals	2,134	2,202	-	(114)
Curtailment	-	643	-	(3,842)
Net periodic benefit cost	$2,235	2,978	426	(3,521)

	Nine Months Ended
	Pension		Postretirement
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Service cost	$2,995	3,038	397	450
Interest cost	13,821	13,827	881	855
Expected return on assets	(16,523)	(16,452)	-	-
Net amortization and deferrals	6,398	6,610	-	(341)
Curtailment	-	781	-	(3,842)
Net periodic benefit cost	$6,691	7,804	1,278	(2,878)

During the nine months ended September 25, 2016, the Company made cash contributions to its defined benefit pension plans of approximately $64,800 in the aggregate. The Company expects to contribute approximately $350 during the remainder of fiscal 2016.

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

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2016 through 2021.

At September 25, 2016, September 27, 2015 and December 27, 2015, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 25, 2016		September 27, 2015		December 27, 2015
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$1,045,400	23,662	1,122,827	124,422	1,380,488	108,521
Sales	318,283	(559)	213,841	(3,352)	97,350	803
Royalties and Other	233,367	(4,111)	57,360	(2,512)	54,360	(1,886)
Total	$1,597,050	18,992	1,394,028	118,558	1,532,198	107,438

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 25, 2016, September 27, 2015 and December 27, 2015 as follows:

	September 25,	September 27,	December 27,
	2016	2015	2015
Prepaid expenses and other current assets
Unrealized gains	$34,179	81,718	78,910
Unrealized losses	(9,247)	(9,717)	(5,932)
Net unrealized gain	$24,932	72,001	72,978

Other assets
Unrealized gains	$20,974	48,111	35,366
Unrealized losses	(7,524)	(989)	(710)
Net unrealized gains	$13,450	47,122	34,656

Accrued liabilities
Unrealized gains	$4,352	62	-
Unrealized losses	(19,420)	(566)	-
Net unrealized loss	$(15,068)	(504)	-

Other liabilities
Unrealized gains	$992	-	241
Unrealized losses	(5,314)	(61)	(437)
Net unrealized loss	$(4,322)	(61)	(196)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and nine-month periods ended September 25, 2016 and September 27, 2015 as follows:

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Statements of Operations Classification
Cost of sales	$13,863	19,244	40,999	41,990
Sales	7,125	(4,507)	7,541	(8,506)
Other	(1,505)	(377)	(2,236)	(322)
Net realized gains	$19,483	14,360	46,304	33,162

In addition, (losses) gains of $(549) and $4,271 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended September 25, 2016, respectively. Net gains of $275 and $842 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended September 27, 2015, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency fluctuations. Due to the nature of the derivative contracts involved, the Company does not use hedge accounting for these contracts.  At September 25, 2016, September 27, 2015 and December 27, 2015 the total notional amounts of the Company's undesignated derivative instruments were $264,029, $263,247 and $341,389, respectively.

At September 25, 2016, September 27, 2015 and December 27, 2015, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	September 25,	September 27,	December 27,
	2016	2015	2015
Prepaid expenses and other current assets
Unrealized gains	$812	93	-
Unrealized losses	(79)	-	-
Net unrealized gain	733	93	-

Accrued liabilities
Unrealized gains	-	360	416
Unrealized losses	-	(493)	(1,460)
Net unrealized loss	-	(133)	(1,044)

Total unrealized gain (loss), net	$733	(40)	(1,044)

The Company recorded net gains of $6,533 and $14,867 on these instruments to other (income) expense, net for the quarter and nine-month periods ended September 25, 2016, respectively, and $21,070 and $40,024 on these instruments to other (income) expense, net for the quarter and nine-month periods ended September 27, 2015, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments see Notes 4 and 6.

(9) Segment Reporting

Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment properties spanning toys, games, licensed products ranging from traditional to high-tech and digital, and film and television entertainment. The Company's segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment and Licensing, and (iv) Global Operations.

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

Information by segment and a reconciliation to reported amounts for the quarter and nine-month periods ended September 25, 2016 and September 27, 2015 are as follows.

	Quarter Ended
	September 25, 2016		September 27, 2015
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$932,844	2,392	803,824	1,352
International	690,745	417	612,645	8
Entertainment and Licensing	56,130	7,806	52,139	7,604
Global Operations (a)	38	629,090	2,389	595,476
Corporate and Eliminations	-	(639,705)	-	(604,440)
	$1,679,757	-	1,470,997	-

	Nine Months Ended
	September 25, 2016		September 27, 2015
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$1,802,391	5,388	1,534,697	4,120
International	1,436,911	678	1,281,118	8
Entertainment and Licensing	150,521	16,607	160,410	15,038
Global Operations (a)	59	1,298,337	5,930	1,183,183
Corporate and Eliminations	-	(1,321,010)	-	(1,202,349)
	$3,389,882	-	2,982,155	-

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
Operating profit (loss)	2016	2015	2016	2015
U.S. and Canada	$228,034	187,052	364,322	275,622
International	133,075	114,206	165,582	141,470
Entertainment and Licensing	14,095	16,245	33,367	40,090
Global Operations (a)	24,852	13,805	25,428	12,042
Corporate and Eliminations (b)	(37,955)	(27,781)	(55,808)	(35,992)
	$362,101	303,527	532,891	433,232

	September 25,	September 27,	December 27,
Total assets	2016	2015	2015
U.S. and Canada	$2,316,624	3,569,803	2,654,270
International	2,261,742	2,486,589	2,345,847
Entertainment and Licensing	632,933	727,002	567,753
Global Operations	2,038,736	2,431,866	2,410,142
Corporate and Eliminations (b)	(2,294,888)	(4,648,113)	(3,257,295)
	$4,955,147	4,567,147	4,720,717

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

The following table represents consolidated International segment net revenues by major geographic region for the quarter and nine-month periods ended September 25, 2016 and September 27, 2015.

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Europe	$452,834	389,024	905,081	770,555
Latin America	154,985	141,901	307,949	297,877
Asia Pacific	82,926	81,720	223,881	212,686
Net revenues	$690,745	612,645	1,436,911	1,281,118

The following table presents consolidated net revenues by class of principal products for the quarter and nine-month periods ended September 25, 2016 and September 27, 2015.

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Boys	$605,452	593,094	1,297,358	1,206,118
Games	409,528	363,470	868,373	810,748
Girls	462,021	294,785	799,700	539,401
Preschool	202,756	219,648	424,451	425,888
Net revenues	$1,679,757	1,470,997	3,389,882	2,982,155

(10) Acquisition

On July 13, 2016, the Company acquired Boulder Media Limited (“Boulder”), an animation studio based in Dublin, Ireland. The consideration included an initial cash payment of approximately $13.2 million and provisions for future earnout payments.  Based on the Company’s preliminary analysis, goodwill in the amount of $11.8 million was recorded. The final analysis will be completed during the fourth quarter of 2016.

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

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a global play and entertainment company committed to Creating the World's Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as Partner Brands. From toys and games to television, motion pictures, digital gaming and consumer products, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's wholly-owned Hasbro Studios creates entertainment brand-driven storytelling across mediums, including television, film and more.

Each of these elements is executed globally in alignment with Hasbro's strategic game plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories including toy and game products and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands, including, but not limited to, DISNEY PRINCESS and DISNEY’S FROZEN, DISNEY DESCENDANTS, MARVEL, SESAME STREET and STAR WARS. MARVEL and STAR WARS are owned by The Walt Disney Company.

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

Third quarter 2016 highlights:

·           Third quarter net revenues grew 14% compared to the third quarter of 2015 despite an unfavorable foreign currency translation of approximately $2.8 million.

·           2016 third quarter net revenues from the U.S. and Canada segment increased 16% compared to the third quarter of 2015 while net revenues from the International segment increased 13%, which includes an unfavorable foreign currency translation impact of $3.0 million for the quarter. Entertainment and Licensing segment net revenues increased 8% in the third quarter of 2016 compared to the same period in 2015.

·           Net revenues from the Girls, Boys and Games categories increased 57%, 2% and 13%, respectively, during the third quarter of 2016 compared to the third quarter of 2015, while Preschool category net revenues were down 8% for the quarter.

·           Franchise Brand revenues increased 2% with growth in MAGIC: THE GATHERING, NERF, TRANSFORMERS and PLAY-DOH products.

·           Operating profit improved 19% in the third quarter of 2016 compared to the third quarter of 2015 while net earnings attributable to Hasbro, Inc. increased 24% to $257.8 million compared to $207.6 million in the third quarter of 2015.

First nine months 2016 highlights:

·           Net revenues increased 14% in first nine months of 2016 compared to the first nine months of 2015 including an unfavorable foreign currency translation of approximately $49.1 million.

·           Net revenues for the nine months ended September 25, 2016 from the U.S. and Canada and International segments were up 17% and 12%, respectively, compared to the comparable period of 2015, whereas net revenues from the Entertainment and Licensing segment declined 6% compared to the comparable period of 2015.

·           Net revenues from the Girls category for the nine months ended September 25, 2016 increased 48%, Boys category net revenues grew 8%, Games category net revenues grew 7% while Preschool net revenues remained flat in the first nine months of 2016 compared to 2015. Net revenues from Franchise Brands increased 2% while Partner Brands increased 28% in the first nine months of 2016.

·           Operating profit grew 23% to $532.9 million in the first nine months of 2016 compared to $433.2 million in the first nine months of 2015, while net earnings attributable to Hasbro, Inc. increased 30% to $358.7 million compared to $276.1 million for the first nine months of 2015.

In July 2016, the Company acquired Boulder Media Limited (“Boulder”), an animation studio based in Dublin, Ireland. In addition to working on a variety of projects for Hasbro Studios and Allspark Pictures, Boulder plans to continue to produce non-Hasbro content under the Boulder name.

The Company is committed to returning excess cash to its shareholders through dividends and share repurchases. The Company seeks to return cash to its shareholders through the payment of quarterly dividends. Hasbro increased the quarterly dividend rate from $0.46 per share to $0.51 per share which was effective for the dividend paid in May 2016. In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2015, the Company's Board of Directors (the "Board") adopted eight successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,825 million. The eighth authorization was approved in February 2015 for $500 million. During the third quarter of 2016, Hasbro repurchased approximately 0.6 million shares at a total cost of $48.4 million, at an average price of $80.87 per share. During the first nine months of 2016, Hasbro repurchased approximately 1.3 million shares at a total cost of $106.2 million and an average price of $78.97 per share, respectively. At September 25, 2016, the Company had $373.1 million remaining under this authorization. Share repurchases are subject to market conditions, the availability of funds and other uses of funds.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and nine-month periods ended September 25, 2016 and September 27, 2015.

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	39.2	39.4	37.5	37.6
Royalties	8.0	7.7	8.1	7.7
Product development	4.2	4.4	5.6	5.8
Advertising	9.2	9.7	9.5	9.7
Amortization of intangibles	0.5	0.6	0.8	1.2
Program production cost amortization	0.4	0.8	0.5	1.0
Selling, distribution and administration	17.0	16.8	22.3	22.4
Operating profit	21.6	20.6	15.7	14.5
Interest expense	1.4	1.6	2.1	2.4
Interest income	(0.1)	(0.0)	(0.2)	(0.1)
Other (income) expense, net	(0.4)	(0.3)	(0.2)	(0.3)
Earnings before income taxes	20.6	19.3	13.9	12.5
Income tax expense	5.4	5.3	3.5	3.4
Net earnings	15.2	14.0	10.4	9.1
Net loss attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.1)
Net earnings attributable to Hasbro, Inc.	15.3%	14.1%	10.6%	9.3%

RESULTS OF OPERATIONS – CONSOLIDATED

Third Quarter of 2016

The quarters ended September 25, 2016 and September 27, 2015 were each 13-week periods. Net earnings and net earnings attributable to Hasbro, Inc. increased to $256.2 million and $257.8 million, respectively, for the quarter ended September 25, 2016, from $206.4 million and $207.6 million, respectively, for the comparable period of 2015.  Diluted earnings per share attributable to Hasbro, Inc. increased to $2.03 in the third quarter of 2016 from $1.64 in the third quarter of 2015. Third quarter 2015 net earnings included a favorable adjustment, net of tax, of $7,050, or $0.06 per diluted share, related to the sale of the Company's manufacturing operations.

Consolidated net revenues for the quarter ended September 25, 2016 increased approximately 14% compared to the quarter ended September 27, 2015, despite a negative impact from foreign currency translation of approximately $2.8 million as a result of the stronger U.S. dollar in 2016 compared to 2015. The impact of changes in exchange rates is calculated by translating the 2016 local currency revenues at 2015 actual rates and comparing this amount to the 2016 reported revenues. Overall, Franchise Brands revenues increased 2% during the third quarter of 2016 compared to 2015.  This growth was led by MAGIC: THE GATHERING, NERF, TRANSFORMERS and PLAY-DOH products and more than offset declines in MY LITTLE PONY, MONOPOLY and LITTLEST PET SHOP products.  Partner Brand net revenues grew by 19% in the quarter driven by DISNEY PRINCESS and DISNEY’S FROZEN, DREAMWORKS’ TROLLS and YO-KAI WATCH products.

The following table presents net revenues by product category for the quarters ended September 25, 2016 and September 27, 2015.

	Quarter Ended
	September 25,	September 27,	%
	2016	2015	Change
Boys	$605.5	593.1	2%
Games	409.5	363.5	13%
Girls	462.0	294.8	57%
Preschool	202.8	219.6	-8%
Net revenues	$1,679.8	1,471.0	14%

BOYS: Net revenues in the boys' category increased 2% in 2016 compared to 2015.  Higher net revenues from Franchise Brands NERF and TRANSFORMERS contributed to the increase as well as higher net revenues from Partner Brand YO-KAI WATCH products.  These increases were partially offset by lower third quarter 2016 net revenues from JURASSIC WORLD and STAR WARS products.

GAMES: Net revenues from the games’ category increased 13% in the third quarter of 2016 compared to the third quarter of 2015.  Higher net revenues from Franchise Brand MAGIC: THE GATHERING products were partially offset by a decline in net revenues from MONOPOLY products.  Higher net revenues from PIE FACE as well as other games brands, particularly, DUEL MASTERS, SIMON, BOP-IT, YAHTZEE and CLUE products were partially offset by lower net revenues from OPERATION and TWISTER products as well as certain other games brands.

GIRLS: Net revenues in the girls' category increased 57% in the third quarter of 2016 compared to 2015.  The increase primarily resulted from higher net revenues from Partner Brands, including Hasbro’s line of DISNEY PRINCESS and DISNEY’S FROZEN fashion and small dolls as well as DREAMWORKS’ TROLLS products. In addition, girls’ net revenues benefited from higher sales of BABY ALIVE and FURBY products. These increases more than offset declines in DISNEY DESCENDANTS products as well as Franchise Brands NERF, MY LITTLE PONY, LITTLEST PET SHOP and PLAY-DOH products.

PRESCHOOL: Net revenues in the preschool category decreased 8% in 2016 compared to 2015. Higher net revenues from Franchise Brand PLAY-DOH products were more than offset by lower net revenues from core PLAYSKOOL products, STAR WARS, JURASSIC WORLD, SESAME STREET products and, to a lesser extent, MY LITTLE PONY, MARVEL and TRANSFORMERS products.

Operating profit for the quarter ended September 25, 2016 increased 19% to $362.1 million, or 21.6% of net revenues, from $303.5 million, or 20.6% of net revenues, for the quarter ended September 27, 2015. Foreign currency translation had a $2.6 million favorable impact on operating profit in the third quarter of 2016.  Contributing to operating profit growth were higher net revenues combined with greater operating expense leverage and lower intangible asset amortization and programming costs. These factors were partially offset by higher royalties and selling, distribution and administration expenses. Operating profit for the third quarter 2015 included a $3.1 million gain in administrative expense due to the sale of manufacturing operations during the quarter.

First Nine Months of 2016

The nine-month periods ended September 25, 2016 and September 27, 2015 were each 39-week periods. Net earnings and net earnings attributable to Hasbro, Inc. for the first nine months of 2016 were $352.6 million and $358.7 million, respectively, compared to $272.5 million and $276.1 million, respectively, for the first nine months of 2015. Diluted earnings per share attributable to Hasbro, Inc. increased to $2.82 in 2016 from $2.18 in 2015.

For the nine months ended September 25, 2016, consolidated net revenues were $3,389.9 million compared to $2,982.2 million for the nine months ended September 27, 2015 and were negatively impacted by foreign currency translation of approximately $49.1 million as a result of the stronger U.S. dollar in 2016 compared to 2015. Absent the impact of foreign currency, consolidated net revenues grew 15% in 2016 compared to 2015.  During the first nine months of 2016, Franchise Brand net revenues grew 2% while Partner Brand net revenues grew 28%.

The following table presents net revenues by product category for the first nine months of 2016 and 2015.

	Nine Months Ended
	September 25,	September 27,	%
	2016	2015	Change
Boys	$1,297.4	1,206.1	8%
Games	868.4	810.8	7%
Girls	799.7	539.4	48%
Preschool	424.4	425.9	0%
Net revenues	$3,389.9	2,982.2	14%

BOYS: Net revenues in the boys' category increased 8% in the first nine months of 2016 compared to 2015.  Higher net revenues from Franchise Brand NERF and Partner Brands STAR WARS and YO-KAI WATCH more than offset lower net revenues from the JURASSIC WORLD, MARVEL and TRANSFORMERS brands.

GAMES: Net revenues from the games category grew 7% in the first nine months of 2016 compared to 2015.  Higher net revenues from PIE FACE, DUEL MASTERS and Franchise Brand MAGIC: THE GATHERING along with SIMON, YAHTZEE and BOP-IT were partially offset by lower net revenues from other games brands, including Franchise Brand MONOPOLY.

GIRLS: Net revenues in the girls' category increased 48% in the nine months ended September 25, 2016 compared to the nine months ended September 27, 2015, primarily related to Hasbro’s line of DISNEY PRINCESS and DISNEY’S FROZEN fashion and small dolls as well as higher net revenues from DREAMWORKS’ TROLLS, BABY ALIVE and EASY BAKE products. These increases were partially offset by lower net revenues from Franchise Brands NERF, MY LITTLE PONY, and to a lesser extent LITTLEST PET SHOP products.

PRESCHOOL: Net revenues from the preschool category were essentially flat for the first nine months of 2016 compared to 2015. Higher net revenues from Franchise Brand PLAY-DOH were fully offset by lower net revenues from JURASSIC WORLD, core PLAYSKOOL, TRANSFORMERS, SESAME STREET and MARVEL products.

Operating profit for the nine months ended September 25, 2016 increased 23% to $532.9 million, or 15.7% of net revenues, from $433.2 million, or 14.5% of net revenues, for the nine months ended September 27, 2015. Foreign currency translation did not have a significant impact on operating profit in the first nine months of 2016. The growth in operating profit was due to higher net revenues combined with lower intangible asset amortization and programming costs and greater operating expense leverage, partially offset by higher royalty expense.

SEGMENT RESULTS

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

Third Quarter of 2016

The following table presents net revenues and operating profit data for the Company's three principal segments for the quarters ended September 25, 2016 and September 27, 2015.

	Quarter Ended
	September 25,	September 27,	%
	2016	2015	Change
Net Revenues
U.S. and Canada segment	$932.8	803.8	16%
International segment	690.7	612.6	13%
Entertainment and Licensing segment	56.1	52.1	8%

Operating Profit
U.S. and Canada segment	$228.0	187.1	22%
International segment	133.1	114.2	17%
Entertainment and Licensing segment	14.1	16.2	-13%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the quarter ended September 25, 2016 increased 16% compared to 2015.  Foreign currency translation did not have a significant impact on this segment's net revenues. In the third quarter of 2016, higher net revenues from the girls and games categories more than offset lower net revenues from the preschool category and to a lesser extent, the boys’ category.

The boys’ category benefited from higher net revenues from NERF, TRANSFORMERS, MARVEL, and YO-KAI WATCH products which were more than offset by lower net revenues from STAR WARS and JURASSIC WORLD products.  Games’ category net revenues increased primarily related to higher net revenues from PIE FACE, MAGIC: THE GATHERING, DUEL MASTERS, SIMON and BOP-IT products, which were partially offset by lower net revenues from MONOPOLY and certain other game brands. In the girls' category higher net revenues primarily from the Company’s DISNEY PRINCESS and DISNEY’S FROZEN fashion and small dolls as well as DREAMWORKS’ TROLLS, BABY ALIVE, FURBY and EASY BAKE products, were partially offset by lower net revenues in Franchise Brands NERF, MY LITTLE PONY, LITTLEST PET SHOP, and PLAY-DOH products. In the Preschool category higher net revenues from PLAY-DOH products were more than offset by lower revenues from other Preschool brands products including STAR WARS, SESAME STREET, JURASSIC WORLD and MARVEL products, as well as core PLAYSKOOL products.

U.S. and Canada segment operating profit for the quarter ended September 25, 2016 was $228.0 million, or 24.4% of segment net revenues, compared to $187.1 million, or 23.3% of segment net revenues, for the quarter ended September 27, 2015. Operating profit improved due to the impact of higher net revenues and greater operating expense leverage.

International Segment

International segment net revenues increased 13% to $690.7 million for the quarter ended September 25, 2016 from $612.6 million for the quarter ended September 27, 2015. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended September 25, 2016 and September 27, 2015.

	Quarter Ended
	September 25,	September 27,	%
	2016	2015	Change
Europe	$452.8	389.0	16%
Latin America	155.0	141.9	9%
Asia Pacific	82.9	81.7	1%
Net revenues	$690.7	612.6	13%

International segment net revenues grew across all regions in the third quarter of 2016. Foreign currency translation did not have a material impact on net revenues from the European and Asia Pacific regions in the quarter as net revenues from those regions increased 16% and 1%, respectively, during the third quarter of 2016.  Net revenues in the Latin American region included a $3.2 million unfavorable foreign currency impact. Emerging markets experienced revenue growth of approximately 16% in the third quarter of 2016.

In the third quarter of 2016 the boys, girls and preschool categories grew, while the games category was flat compared to the same period in 2015.   The boys’ category benefitted from higher net revenues from Franchise Brands NERF and TRANSFORMERS and Partner Brand YO-KAI WATCH which more than offset lower net revenues from STAR WARS, JURASSIC WORLD and to a lesser extent MARVEL products.  Girls category net revenues increased primarily due to DISNEY PRINCESS and DISNEY’S FROZEN fashion dolls and small dolls, as well as DREAMWORKS’ TROLLS, BABY ALIVE and FURBY brands, partially offset by lower net revenues from Franchise Brands NERF, and to a lesser extent LITTLEST PET SHOP and PLAY-DOH products.  In the games category, higher net revenues from PIE FACE and MAGIC: THE GATHERING products were offset by lower net revenues from MONOPOLY and certain other games brands. In the preschool category, higher net revenues from PLAY-DOH products more than offset lower net revenues from core PLAYSKOOL, MY LITTLE PONY, MARVEL and JURASSIC WORLD products.

International segment operating profit increased 17% to $133.1 million, or 19.3% of segment net revenues, for the quarter ended September 25, 2016 from $114.2 million, or 18.6% of segment net revenues, for the quarter ended September 27, 2015. The increase in operating profit was primarily due to the increase in net revenues discussed above, partially offset by higher expense levels.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the quarter ended September 25, 2016 increased 8% to $56.1 million compared to $52.1 million for the quarter ended September 27, 2015. Digital gaming and consumer product licensing experienced revenue increases during the third quarter of 2016 compared to the same period in 2015.

Entertainment and Licensing segment operating profit decreased to $14.1 million, or 25.1% of external segment net revenues, for the quarter ended September 25, 2016 from $16.2 million, or 31.2% of segment net revenues, for the quarter ended September 27, 2015. Overall, Entertainment and Licensing segment operating profit and operating profit margin decreased primarily due to the increase in net revenues and lower program production costs being more than offset by higher expenses associated with digital game launches by Backflip Studios and investments in building our consumer products team globally. Boulder revenue and expenses are being recorded in this segment, and were not material in the quarter.

Global Operations

The Global Operations segment had an operating profit of $24.9 million for the quarter ended September 25, 2016 compared to an operating profit of $13.8 million for the quarter ended September 27, 2015, attributable to higher sourcing volume and lower costs of sales as a percentage of net revenues in 2016.

Corporate and Eliminations

The operating loss in Corporate and eliminations totaled $38.0 million for the third quarter of 2016 compared to $27.8 million for the third quarter of 2015.

First Nine Months of 2016

The following table presents net external revenues and operating profit data for the Company's three principal segments for each of the nine months ended September 25, 2016 and September 27, 2015.

	Nine Months Ended
	September 25,	September 27,	%
	2016	2015	Change
Net Revenues
U.S. and Canada segment	$1,802.4	1,534.7	17%
International segment	1,436.9	1,281.1	12%
Entertainment and Licensing segment	150.5	160.4	-6%

Operating Profit
U.S. and Canada segment	$364.3	275.6	32%
International segment	165.6	141.5	17%
Entertainment and Licensing segment	33.4	40.1	-17%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the nine months ended September 25, 2016 increased 17% compared to 2015.  Foreign currency translation did not have a significant impact on segment net revenues. In the first nine months of 2016, higher net revenues from the boys’, games’ and girls’ categories were partially offset by lower net revenues from the preschool category.

In the boys’ category, higher net revenues from, NERF, STAR WARS and YO-KAI WATCH products were partially offset by lower net revenues from JURASSIC WORLD, MARVEL and TRANSFORMERS products.  Growth in the games’ category primarily reflects higher net revenues from PIE FACE, DUEL MASTERS, SIMON and BOP-IT games. These increases were only partially offset by lower net revenues from MONOPOLY, and certain other games brands. In the girls' category higher net revenues primarily from the DISNEY PRINCESS and DISNEY’S FROZEN fashion and small dolls products as well as DREAMWORKS’ TROLLS, BABY ALIVE, EASY BAKE, FURBY and FURREAL FRIENDS products, were partially offset by lower net revenues in Franchise Brands NERF, MY LITTLE PONY, and PLAY-DOH products. Net revenues from the preschool category decreased in the first nine months of 2016 compared to 2015, primarily due to lower net revenues from JURASSIC WORLD, core PLAYSKOOL, SESAME STREET products, and to a lesser extent MARVEL, MY LITTLE PONY, STAR WARS, and TRANSFORMERS products.  These lower net revenues were partially offset by continued strength from Franchise Brand, PLAY-DOH.

U.S. and Canada segment operating profit for the nine months ended September 25, 2016 increased to $364.3 million, or 20.2% of segment net revenues, from $275.6 million, or 18.0% of segment net revenues, for the nine months ended September 27, 2015. Higher operating profit reflects higher net revenues and lower intangible amortization partially offset by higher expenses, including royalties, advertising, product development, marketing and sales, selling, distribution and administration expenses.

International Segment

International segment net revenues increased 12% to $1,436.9 million for the nine months ended September 25, 2016 from $1,281.1 million for the nine months ended September 27, 2015.  2016 International segment net revenues include unfavorable foreign currency translation of approximately $46.7 million. Absent the impact of foreign currency translation, International segment net revenues grew 16% for the first nine months of 2016. The following table presents net revenues by geographic region for the Company's International segment for the nine-month periods ended September 25, 2016 and September 27, 2015.

	Nine Months Ended
	September 25,	September 27,	%
	2016	2015	Change
Europe	$905.1	770.5	17%
Latin America	307.9	297.9	3%
Asia Pacific	223.9	212.7	5%
Net revenues	$1,436.9	1,281.1	12%

Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $12.4 million, Latin America - $28.4 million and Asia Pacific - $5.9 million. Absent foreign currency translation, the underlying business grew across all major geographic regions, up 19% in Europe, 13% in Latin America and 8% in Asia Pacific. Net revenues in emerging markets were up 6% in the first nine months of 2016 compared to 2015; however, excluding the impact of unfavorable foreign exchange, emerging markets net revenues increased approximately 12%.

In the first nine months of 2016, higher net revenues from the girls, boys and preschool categories more than offset slightly lower net revenues from the games category. In the boys category, higher net revenues from Franchise Brand NERF products, Partner Brands STAR WARS and YO-KAI WATCH products were partially offset by lower net revenues from MARVEL, JURASSIC WORLD and TRANSFORMERS products.  In the games category, higher net revenues from PIE FACE and MAGIC: THE GATHERING were more than offset by lower net revenues from other game brands, primarily MONOPOLY. Girls category net revenues increased during the first nine months of 2016 compared to 2015 primarily due to strong sales of DISNEY PRINCESS and DISNEY’S FROZEN fashion and small dolls, as well as DREAMWORKS’ TROLLS and BABY ALIVE and to a lesser extent, DISNEY DECENDANTS, MY LITTLE PONY brands. These increases were partially offset by lower net revenues from NERF, FURBY, LITTLEST PET SHOP and PLAY-DOH. In the preschool category, higher net revenues from PLAY-DOH products in the first nine months of 2016 compared to 2015 were only partially offset by lower net revenues from JURASSIC WORLD, MARVEL and core PLAYSKOOL products.

International segment operating profit increased to $165.6 million, or 11.5% of segment net revenues, for the nine months ended September 25, 2016 from $141.5 million, or 11.0% of segment net revenues, for the nine months ended September 27, 2015.  The increase in operating profit is primarily due to the impact of higher net revenues partially offset by higher expense levels, primarily royalties and selling, distribution and administration expenses. Administration expense for the nine months ended September 25, 2016 includes a $13.8 million bad debt provision.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the nine months ended September 25, 2016 decreased 6% to $150.5 million from $160.4 million for the nine months ended September 27, 2015. Lower net revenues from entertainment were only partially offset by an increase in digital gaming net revenues. Entertainment net revenues in 2015 included revenue from a multi-year streaming deal for Hasbro Studios television programming.

Entertainment and Licensing segment operating profit decreased to $33.4 million, or 22.2% of net revenues, for the nine months ended September 25, 2016 from $40.1 million, or 25.0% of segment net revenues, for the nine months ended September 27, 2015.  Overall, Entertainment and Licensing segment operating profit and operating profit margin declined primarily due to lower revenues and higher costs associated with the launch of new games from Backflip Studios and building the consumer products team globally.  These higher costs were partially offset by a decrease in programming amortization costs as well as lower intangible amortization expense.

Global Operations

Global Operations segment operating profit of $25.4 million for the first nine of 2016 compares to $12.0 million for the first nine months of 2015. The improvement is primarily due to higher sourcing levels and improved product costs.

Corporate and Eliminations

Operating loss in Corporate and Eliminations for the first nine months of 2016 was $55.8 million, compared to $36.0 million for the first nine months of 2015.

OPERATING COSTS AND EXPENSES

Third Quarter of 2016

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended September 25, 2016 and September 27, 2015.

	Quarter Ended
	September 25,	September 27,
	2016	2015
Cost of sales	39.2%	39.4%
Royalties	8.0	7.7
Product development	4.2	4.4
Advertising	9.2	9.7
Amortization of intangibles	0.5	0.6
Program production cost amortization	0.4	0.8
Selling, distribution and administration	17.0	16.8

Cost of sales increased 13.8% from $579.1 million, or 39.4% of net revenues, for the quarter ended September 27, 2015 to $659.0 million, or 39.2% of net revenues for the quarter ended September 25, 2016.  Costs of sales increased in dollars primarily due to higher net revenues compared to the third quarter of 2015. As a percent of net revenues, the decrease reflects a combination of a more favorable product and revenue mix. Specifically, DREAMWORKS TROLLS and YO-KAI WATCH along with higher MAGIC: THE GATHERING revenues contributed to the lower costs of sales as a percentage of revenues for the quarter.

Royalty expense for the quarter ended September 25, 2016 was $134.3 million, or 8.0% of net revenues, compared to $114.0 million, or 7.7% of net revenues, for the quarter ended September 27, 2015.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Growth in net revenues from Partner Brands, particularly related to DISNEY PRINCESS, DISNEY’S FROZEN, DREAMWORKS’ TROLLS and YO-KAI WATCH products, generated higher royalty expense in dollars and higher as a percentage of net revenues during the third quarter of 2016 compared to the same period in 2015.

Product development expense for the quarter ended September 25, 2016 was $70.1 million, or 4.2% of net revenues, compared to $64.8 million, or 4.4% of net revenues, for the quarter ended September 27, 2015.  Higher product development expense, in dollars, primarily reflects the Company’s continued investment in innovation across our brand portfolio in both Franchise and Partner Brands.

Advertising expense for the quarter ended September 25, 2016 was $154.1 million, or 9.2% of revenues, compared to $142.0 million, or 9.7% of net revenues, for the quarter ended September 27, 2015.  In dollars, the increase primarily reflects growth in revenue. Advertising expense was lower as a percentage of net revenues, reflecting the impact of a higher level of Partner Brand net revenues attributed to DISNEY PRINCESS, DISNEY’S FROZEN, DREAMWORKS’ TROLLS and YO-KAI WATCH, which tend to carry lower levels of advertising by Hasbro, reflective of the value of our partner’s entertainment, in addition to leverage from higher overall net revenues.

Amortization of intangibles was $8.7 million, or 0.5% of net revenues for the quarter ended September 25, 2016 compared to $9.0 million, or 0.6% of net revenues, for the quarter ended September 27, 2015.

Program production cost amortization decreased to $6.3 million or 0.4% of net revenues, for the quarter ended September 25, 2016 from $11.5 million, or 0.8% of net revenues, for the quarter ended September 27, 2015. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The decrease in the third quarter of 2016 primarily reflects a lower number of television programs being amortized in 2016.

For the quarter ended September 25, 2016, the Company's selling, distribution and administration expenses increased to $285.2 million, or 17.0% of net revenues, from $247.0 million, or 16.8% of net revenues, for the quarter ended September 27, 2015. These higher costs reflect increases in marketing and sales, administration, and distribution costs in the third quarter of 2016 compared to 2015. Foreign exchange resulted in an increase of approximately $1.7 million. Increases in administration and marketing and sales included increased compensation, including stock compensation, higher depreciation and continued investments in our brands.  The increase in administration expense also includes investments in our consumer products team globally and in digital projects for MAGIC: THE GATHERING and new gaming launches at BACKFLIP STUDIOS. Additionally, administration expense in 2015 benefited from a $3.1 million gain related to the sale of manufacturing operations in the third quarter of 2015. The increase in distribution costs during the third quarter of 2016 is primarily due to higher sales volume and inventory levels.

First Nine Months of 2016

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the nine-month periods ended September 25, 2016 and September 27, 2015.

	Nine Months Ended
	September 25,	September 27,
	2016	2015
Cost of sales	37.5%	37.6%
Royalties	8.1	7.7
Product development	5.6	5.8
Advertising	9.5	9.7
Amortization of intangibles	0.8	1.2
Program production cost amortization	0.5	1.0
Selling, distribution and administration	22.3	22.4

Cost of sales for the nine months ended September 25, 2016 increased to $1,270.9 million, or 37.5% of net revenues, from $1,122.3 million, or 37.6% of net revenues, for the nine months ended September 27, 2015. Costs of sales increased in dollars primarily due to higher net revenues compared to the first nine months of 2015. As a percent of net revenues, the relatively flat cost of sales reflects a combination of a more favorable product mix offset by the impact of lower entertainment and licensing revenues during the first nine months of 2016. This more favorable product mix in part reflects higher net revenues from royalty-bearing products, specifically those related to the STAR WARS, DREAMWORKS’ TROLLS and YO-KAI WATCH brands which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues.

Royalty expense for the nine months ended September 25, 2016 was $273.7 million, or 8.1% of net revenues, compared to $230.1 million, or 7.7% of net revenues, for the nine months ended September 27, 2015. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Growth in net revenues from Partner Brands, particularly related to STAR WARS, DISNEY PRINCESS, DISNEY’S FROZEN, DREAMWORKS’ TROLLS and YO-KAI WATCH products, generated higher royalty expense in dollars and higher as a percentage of net revenues during the first nine months of 2016 compared to the same period in 2015.

Product development expense for the nine months ended September 25, 2016 increased to $190.9 million, or 5.6% of net revenues, from $174.3 million, or 5.8% of net revenues for the nine months ended September 27, 2015. Higher product development expense, in dollars, primarily reflects the Company’s continued investment in innovation and anticipated growth across our brand portfolio in both Franchise and Partner Brands.

Advertising expense for the nine months ended September 25, 2016 was $320.9 million, or 9.5% of net revenues, compared to $288.1 million, or 9.7% of net revenues, for the nine months ended September 27, 2015. In dollars, the increase primarily reflects growth in revenue. Advertising expense was lower as a percentage of net revenues, reflecting greater expense leveraging as well as the impact of a heavier mix of Partner Brands through the first nine months of 2016 compared to the first nine months of 2015.

Amortization of intangibles was $26.1 million, or 0.8% of net revenues, for the nine months ended September 25, 2016 compared to $35.3 million, or 1.2% of net revenues, in the first nine months of 2015. The decrease reflects amortization related to certain digital gaming rights, which became fully amortized during the first half of 2015.

Program production cost amortization decreased in the first nine months of 2016 to $17.5 million, or 0.5% of net revenues, from $29.8 million, or 1.0% of net revenues, in the first nine months of 2015. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The decrease is primarily due to a lower number of television programs being amortized during 2016. In addition, higher revenues in 2015 primarily due to the multi-year digital distribution agreement contributed to a higher expense level in 2015.

For the nine months ended September 25, 2016, the Company's selling, distribution and administration expenses increased to $757.0 million or 22.3% of net revenues from $669.0 million or 22.4% of net revenues for the nine months ended September 27, 2015. These higher costs include growth in marketing and sales, administration, and distribution costs.  Foreign exchange resulted in a decrease of approximately $18 million. Higher marketing and sales and administration costs include increased compensation, including stock compensation, higher depreciation expense, and continued investments in our brands.  Administration expense for the nine months ended September 25, 2016 and September 27, 2015 includes bad debt expense of $19.1 million and $1.5 million, respectively. Bad debt expense for the nine months ended September 25, 2016, primarily relates to a potentially uncollectable account in the International segment. The increase in distribution costs during the first nine months of 2016 is primarily due to higher sales volume and inventory levels.  The first nine months of 2015 administration expense includes a $3.1 million gain from the sale of manufacturing operations.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the third quarter and first nine months of 2016 totaled $24.3 million and $72.3 million, respectively, compared to $24.0 million and $72.8 million for the comparable and respective periods of 2015.

Interest income was $1.9 million and $6.5 million for the third quarter and first nine months of 2016, respectively, compared to $0.7 million and $2.3 million in the third quarter and first nine months of 2015. Higher invested cash balances and higher average interest rates in 2016 compared to 2015 contributed to the increase.

Other (income) expense, net of $(6.6) million for the quarter ended September 25, 2016, compared to other (income) expense, net of $(4.5) million for the quarter ended September 27, 2015.  Other (income) expense, net of $(5.5) million for the nine month period ended September 25, 2016, compared to other (income) expense, net of $(9.9) million for same period in 2015.  The increase in the third quarter is primarily due to a small gain related to foreign currency compared to foreign currency losses for the same period in 2015 offset by the gain on sale of manufacturing operations in the third quarter of 2015.  Other (income) expense, net also benefited from higher earnings from Discovery Family Channel for both the quarter and the nine months. Other (income) expense, net for the nine months ended September 25, 2016 decreased primarily due to the gain on sale of the manufacturing business in 2015.

INCOME TAXES

Income taxes totaled $90.2 million on pre-tax earnings of $346.3 million in the third quarter of 2016 compared to income taxes of $78.2 million on pre-tax earnings of $284.6 million in the third quarter of 2015. For the nine month period, income taxes totaled $120.0 million on pre-tax earnings of $472.6 million in 2016 compared to income taxes of $100.1 million on pre-tax earnings of $372.6 million in 2015. Both periods, as well as the full year 2015, were impacted by certain discrete tax events including the accrual of potential interest and penalties on certain tax positions. During the first nine months of 2016, favorable discrete tax adjustments were a net benefit of $3.3 million compared to a net benefit of $2.0 million in the first nine months of 2015. The favorable discrete tax adjustment for the first nine months of 2016 includes benefits related to expiration of statutes for certain tax positions.  Absent discrete items, the adjusted tax rate for the first nine months of 2016 and 2015 were 26.1% and 27.2%, respectively. The adjusted rate of 26.1% for the nine months ended September 25, 2016 is comparable to the full year 2015 adjusted rate of 26.4%.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which replaces the concept of market price with the single measurement of net realizable value. ASU 2015-11 is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The Company has evaluated the requirements of ASU 2015-11 and does not presently believe that the adoption of the new standard will have a material impact on the Company’s results or financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017. The Company has evaluated the requirements of ASU 2016-15 and does not presently believe that the adoption of the new standard will have a material impact on the Company’s results or financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2016 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and commercial paper program.

During the first nine months of 2016, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit and commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2016. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of September 25, 2016 the Company's cash and cash equivalents totaled $830.4 million, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of September 25, 2016 are denominated in the U.S. dollar.

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

At September 25, 2016, cash and cash equivalents, net of short-term borrowings, increased to $651.7 million from $437.3 million at September 27, 2015. Net cash provided by operating activities in the first nine months of 2016 was $153.8 million compared to $69.6 million in the first nine months of 2015. On a trailing twelve month basis, the Company generated $636.7 million in operating cash flows as of the end of the third quarter of 2016 compared to $497.1 million as of the end of the third quarter of 2015 and $552.4 million for the fiscal year ended December 27, 2015.

Accounts receivable increased 5% to $1,452.9 million at September 25, 2016, compared to $1,390.3 million at September 27, 2015. The increase reflects the 14% increase in revenues in the third quarter of 2016 as compared to the third quarter of 2015 partially offset by improved collections. Days sales outstanding decreased from 85 days at September 27, 2015 to 78 days at September 25, 2016, primarily reflecting the improved collections.

Inventories increased 36% to $607.7 million at September 25, 2016 from $447.1 million at September 27, 2015. The increase in inventories is primarily related to building inventory for new and high growth product lines such as DISNEY PRINCESS and DISNEY’S FROZEN, YO-KAI WATCH and PIE-FACE, as well as products relating to fourth quarter movie releases such as STAR WARS and TROLLS products.

Prepaid expenses and other current assets decreased 20% to $256.0 million at September 25, 2016 from $320.9 million at September 27, 2015. The majority of the decrease is due to lower prepaid royalties as well as a decrease in the value of foreign exchange contracts at 2016 compared to 2015.

Goodwill and other intangible assets, net decreased to $859.3 million at September 25, 2016 from $882.0 million at September 27, 2015. The decrease was due to amortization of intangible assets over the last twelve months, partially offset by an $11.8 million increase as a result of the acquisition of Boulder in July 2016.

Other assets decreased approximately 7% to $701.6 million at September 25, 2016 from $756.0 million at September 27, 2015. The decrease was primarily related to a lower value of long-term foreign exchange contracts as well as lower long-term royalty advances. These were partially offset by higher capitalized movie and television production costs.

Accounts payable and accrued liabilities increased 17% to $1,087.4 million at September 25, 2016 from $925.6 million at September 27, 2015. The increase was primarily due to higher accounts payable reflecting the higher levels of inventory at September 25, 2016 as well as higher accrued royalties at September 25, 2016 due to lower advances. Also contributing to the increase was higher value of foreign exchange contracts as well as higher accrued dividends.

Other liabilities decreased 8% to $364.4 million at September 25, 2016 from $396.8 million at September 27, 2015. The decrease in 2016 compared to 2015 reflects lower accrued pension balances as the result of a $62 million U.S. pension contribution in the third quarter of 2016. This decrease was partially offset by higher uncertain tax positions

Net cash utilized by investing activities was $90.5 million in the first nine months of 2016 compared to $58.8 million in the first nine months of 2015. Additions to property, plant and equipment were $103.6 million in the first nine months of 2016 compared to $97.9 million in the first nine months of 2015. Net investing activity for 2016 includes $12.4 million paid to purchase Boulder and $6.4 million received from payment on an installment note receivable while 2015 investing activity includes $18.6 million proceeds from the sale of the Company’s manufacturing facilities in the third quarter of 2015 as well as a $3.0 million capital contribution to a 50% joint venture with Guangdong Alpha Animation and Culture Co., Ltd.

Net cash utilized by financing activities was $217.4 million in the first nine months of 2016 compared to $335.9 million in the first nine months of 2015. Cash payments related to purchases of the Company's common stock were $104.3 million in the first nine months of 2016 compared to $74.1 million in the first nine months of 2015. At September 27, 2016, the Company had $373.1 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first nine months of 2016 totaled $185.3 million compared to $168.4 million in the first nine months of 2015. Net proceeds from short-term borrowings were $14.2 million in the first nine months of 2016 compared to net repayments of $138.1 million in the first nine months of 2015.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700 million. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At September 25, 2016 the Company had borrowings of approximately $165.8 million outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended September 25, 2016. The Company had no borrowings outstanding under its committed revolving credit facility at September 25, 2016. However, the Company had letters of credit outstanding under this facility as of September 25, 2016 of approximately $0.8 million. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of September 25, 2016 were approximately $533.4 million. The Company also has other uncommitted lines from various banks, of which approximately $57.6 million was utilized at September 25, 2016, of which $44.7 million represents outstanding letters of credit and $12.9 million represents outstanding borrowings.

The Company has principal amounts of long-term debt at September 25, 2016 of $1,559.9 million, of which $350 million is due in September 2017 and recorded as a current liability and the remainder are due at varying times from 2021 through 2044. The Company also had letters of credit of approximately $45.5 million and purchase commitments of approximately $284.5 million outstanding at September 25, 2016.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 27, 2015, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 27, 2015, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $92.7 million at September 25, 2016, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

The Company has $119.1 million of goodwill related to its acquisition of Backflip Studios, as more fully described in the Company’s 2015 Annual Report on Form 10-K. The underlying cash flows supporting the goodwill are based on long-term financial projections for revenues and profitability growth which includes anticipated game releases in 2016. During the second quarter of 2016, Backflip Studios released TRANSFORMERS: EARTH WARS, the first of its major title releases for 2016. Results for this game have been positive. In the fourth quarter, Backflip Studios is expected to release DRAGONVALE WORLD and MY LITTLE PONY: PUZZLE PARTY. Should future results for titles released and/or the other anticipated 2016 game releases not achieve our projected targets, including, without limitation, due to delays in release dates, the Company may be required to recognize an impairment charge during 2016. In the fourth quarter of 2016, the Company will be conducting its annual goodwill impairment review related to the Backflip Studios goodwill and all other goodwill balances recorded.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2016 through 2021 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At September 25, 2016, these contracts had net unrealized gains of $6.8 million, of which $25.5 million are recorded in prepaid expenses and other current assets, $13.5 million are recorded in other assets, $15.1 million are recorded in accrued liabilities and $4.3 million are recorded in other liabilities. Included in accumulated other comprehensive loss at September 25, 2016 are deferred gains, net of tax, of $16.8 million, related to these derivatives.

At September 25, 2016, the Company had fixed rate long-term debt of $1,559.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consisted of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  The Company had forward-starting interest rate swap agreements with a total notional value of $500 million related to the May 2014 issuance which hedged the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at September 25, 2016 are deferred losses, net of tax, of $18.5 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 25, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 25, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

·           other economic and public health conditions or regulatory changes in the markets in which the Company and its customers and suppliers operate, which could create delays or increase the Company's costs, such as higher commodity prices, labor costs or higher transportation costs, or outbreaks of diseases;

·           delays, increased costs or difficulties associated with the development and offering of our or our partners' planned digital applications or media initiatives related to the Company's brands;

·           the concentration of the Company's retail customers, potentially increasing the negative impact to the Company of difficulties experienced by any of the Company's retail customers or changes in their purchasing or selling patterns;

·           the Company's ability to generate sales during the second half of the year, particularly during the relatively brief holiday shopping season, which is the period in which the Company derives a substantial portion of its revenues and earnings;

·           the inventory policies of the Company's retail customers, including the retailers' potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of the Company's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules;

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

·           the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to offer Company products which consumers choose to buy instead of competitor’s products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain employees;

·           the risk that anticipated benefits of acquisitions or investments may not occur or be delayed or reduced in their realization;

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

·           unforeseen circumstances, such as severe softness in or collapse of the retail and/or banking environment that may result in a significant decline in revenues and operating results of the Company, thereby causing the Company to be in non-compliance with its debt covenants and the Company being unable to utilize borrowings under its revolving credit facility, a circumstance likely to occur when operating shortfalls would result in the Company being in the greatest need of such supplementary borrowings;

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

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
July 2016
6/27/16 – 7/24/16	70,800	$82.16	70,800	$415,727,603
August 2016
7/25/16 – 8/28/16	300,000	$81.22	300,000	$391,361,897
September 2016
8/29/16 – 9/25/16	228,000	$80.01	228,000	$373,120,738
Total	598,800	$80.87	598,800	$373,120,738

In February 2015, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million of common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under this authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock and the Company’s generation of, and uses for, cash. The Company may suspend or discontinue the program at any time and there is no expiration date.

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

HASBRO, INC.
(Registrant)

Date: November 2, 2016	By: /s/ Deborah Thomas
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
3.8 3.9

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